Form 10QSB
period 2000-03-31
IMAGEWARE SYSTEMS INC
filed 2000-05-15
CIK 941685

            AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY __, 2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _____________________ to _______________________

                        Commission file number 333-93131

                             IMAGEWARE SYSTEMS, INC.
           (Name of small business issuer as specified in its charter)

                 CALIFORNIA                               33-0224167
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)

                              10883 THORNMINT ROAD
                               SAN DIEGO, CA 92127
                    (Address of principal executive officers)

                                 (858) 673-8600
                           (Issuer's telephone number)

                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days. Yes      No  X
                           ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000 the number of outstanding shares of the Registrant's common stock, par value $.01, was 3,311,348.

================================================================================

================================================================================

                             IMAGEWARE SYSTEMS, INC.
                                      INDEX


                                                                                        Page No.
                                                                                        --------
PART I   FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS (UNAUDIDTED)                                   3


                  Condensed Consolidated Balance Sheet as of March 31, 2000                    3

                  Condensed Consolidated Statements of Operations for the three                4
                        months ended March 31, 2000 and 1999

                  Condensed Consolidated Statement of Cash Flows for the three                 5
                        months ended March 31, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements                         6


         ITEM 2.           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS                                           7


PART II  OTHER INFORMATION

         ITEM 1            LEGAL PROCEEDINGS                                                   9

         ITEM 2            CHANGES IN SECURITIES                                               9

         ITEM 3            DEFAULTS ON SENIOR SECURITIES                                       9

         ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9

         ITEM 5            OTHER INFORMATION                                                   9

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K                                    9

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             IMAGEWARE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 MARCH 31, 2000
                                                                 --------------
                                                                  (UNAUDITED)
Current Assets:
     Cash                                                              235
     Accounts Receivable, net                                        2,790
     Stock Proceeds Receivable                                      13,538
     Inventory                                                           9
     Other Assets                                                      233
                                                                  -----------
                       Total Current Assets                         16,805

Property and Equipment, net                                            193
Intangible assets - net                                              1,634
                                                                  -----------
                         TOTAL ASSETS                               18,632
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                2,174
     Deferred Revenue                                                  761
     Accrued expenses                                                2,512
     Deferred compensation                                             300
     Accrued interest                                                  515
     Notes payable to bank                                             500
     Notes payable to related parties                                2,661
                                                                  ----------

                               Total Current liabilities             9,423

Stockholders' equity (deficit):
     Common Stock at par value                                          30
     Preferred Stock                                                     4
     Additional paid in capital                                     29,369
     Accumulated Deficit                                           (20,194)
                                                                  -----------

                  Total stockholders' equity                         9,209

                                                                  -----------
                 TOTAL LIABILITIES AND EQUITY                       18,632
                                                                  ===========


      See accompanying notes to condensed consolidated financial statements

                                  IMAGEWARE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2000              1999
                                                   --------          --------
REVENUES:
  Product                                            1,427               753
  Maintenance                                          272               357
  License and other                                     33                38
                                                   -----------------------------
                                                     1,732             1,148
Cost of revenue:
  Product                                              556               238
  Maintenance                                          307               207
                                                   -----------------------------
Gross profit                                           869               703
                                                   -----------------------------

Operating Expenses:
General and Administrative                             639               376
Sales and marketing                                    400               214
Research & Development                                 323               304
Depreciation and amortization                          244               271
                                                   -----------------------------
                                                     1,606             1,165

Loss from Operations                                  (737)             (462)

Interest expense, net                                  171                88
                                                   -----------------------------

Loss before income taxes                              (908)             (550)

Tax provision                                            -                 -
                                                   -----------------------------
Net Loss                                              (908)             (550)
                                                   =============================

Net Loss per common share - see note 2             $ (0.79)         $  (0.64)

Basic and diluted common shares                      1,182               899


      See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (IN THOUSANDS; UNAUDITED)
--------------------------------------------------------------------------------


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                      2000                 1999
                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $      (908)        $       (550)
    Adjustments to reconcile net loss to net cash
    used by operating activities:
        Depreciation and amortization                                   244                  271
        Deferred revenue                                                (92)                 (51)
          Change in assets and liabilities
            Accounts receivable, net                                    130                 (277)
            Inventory                                                   103                  (55)
            Other current assets                                        (51)                (203)
            Accounts payable                                            488                  241
            Accrued expenses                                             94                  177
            Accrued interest                                            139                   52
                                                        -----------------------------------------

               Total adjustments                                      1,055                  155
                                                        -----------------------------------------

                Net cash provided (used) by
                  operating activities                                  147                 (395)
                                                        -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (24)                  (1)
                                                        -----------------------------------------

                Net cash provided (used) by
                  investing activities                                  (24)                  (1)
                                                        -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                56                  500
  Repayment of loans                                                   (100)
                                                        -----------------------------------------

                Net cash provided by financing activities               (44)                 500
                                                        -----------------------------------------

                Net increase in cash                                     79                  104

Cash at beginning of period                                             156                   46
                                                        -----------------------------------------

                Cash at end of period                            $      235           $      150
                                                        -----------------------------------------

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash paid for interest                                       $        9           $       36
                                                        -----------------------------------------


      See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated unaudited financial statements of ImageWare Systems, Inc. (ImageWare or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's SB-2 registration statement dated March 30, 2000. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of March 31, 2000 and its results of operations for the three months ended March 31, 2000 and 1999, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Note 2. EARNINGS PER COMMON SHARE

Effective November 29, 1999, the Company declared a 5.275-for-1 reverse stock split of common stock. All references to the number of shares, per share amounts, conversion amounts and stock option data of the Company's common stock have been restated to reflect this reverse stock split for all periods presented.

Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is included in the calculation of diluted earnings per common share using the treasury stock method. During the period ended March 31, 1999 and 2000, the Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share, as their effect would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods ended March 31, 2000 and 1999:


                                                                              2000               1999
             Numerator
                  Net loss                                               $         (908)    $         (550)
                  Less Series B preferred dividends                                 (21)               (21)
                                                                         ---------------     ----------------

                  Loss available to common shareholders                  $         (929)    $         (571)
                                                                         ================   ===============

             Denominator



                  Weighted-average shares outstanding                             1,182                      899
                                                                         ================         ===============

                  Basic and diluted earnings per share                   $        (0.79)          $        (0.64)
                                                                         ================         ===============


NOTE 3. RELATED PARTY TRANSACTIONS.

On March 30, 2000, two officers of the Company loaned ImageWare $58,000 pursuant to short-term promissory notes. This debt was incurred to meet working capital needs. The entire amount of the notes was due on the date the Company closed its Initial Public Offering. The loan was paid in full on April 5, 2000.

NOTE 4. INITIAL PUBLIC OFFERING

On March 31, 2000, the Company completed an IPO of 1,875,000 units, (units consist of one share of common stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds to ImageWare aggregated approximately $13.5 million. The IPO proceeds were received by the Company on April 5, 2000. On May 2, 2000 the Company received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units. The company utilized approximately $3.1 million of the proceeds to reduce notes payable in the second quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. ImageWare Systems, Inc.'s ("ImageWare" or "the Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, technological changes in the digital imaging industry, uncertainties regarding intellectual property rights and the other factors referred to herein including, but not limited to, the items discussed under "Risk Factors" in the Company's SB-2 registration statement dated March 30, 2000.

The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and the Company's customers' political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

ImageWare Systems, Inc. develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to manage criminal history records and to investigate crime. Its software systems and associated hardware enable its customers to quickly capture, archive, search, retrieve and share digital photographs and criminal history records.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 2000

REVENUES. Product revenues increased 90% from $0.8 million for the three months ended March 31, 1999 to $1.4 million for the corresponding period in 2000. The increase reflected the further purchases of the Crime Capture System by new and existing customers, combined with system upgrades by several of the Company's UNIX -based customers who adopted the Windows-based Crime Capture System. The backlog of product orders as of March 31, 2000 was approximately $2.2 million.

Customer service revenues decreased 24% from $0.4 million for the three months ended March 31, 1999 to $0.3 million for the corresponding period in 2000. In 1999, the Company offered its UNIX-based customers incentives to upgrade to the Windows-based Crime Capture System. As part of the upgrade incentives, the customers received reduced maintenance fees in 1999, a portion of which carried over into 2000 due primarily to the timing of the installations late in 1999 with 90 day warranties. These price reductions were justified based upon the need to consolidate the number of versions of systems the Company would have to support and to avoid the cost of bringing the older installations into Y2K compliance. The Company does not expect to offer similar price reductions in the future and expects customer service revenues to increase along with its expanded installed base.

COST OF REVENUES. Cost of products and maintenance increased 94% from $0.4 million, or 39% of revenue, for the three months ended March 31, 1999 to $0.9 million, or 50% of revenue for the corresponding period in 2000. Cost of product revenues increased from 32% of product revenues for the three months ended March 31, 1999 to 39% of product revenues for the corresponding period in 2000. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period. Costs of maintenance revenue increased $0.1 million as the Company increased staffing levels to maintain optimal service to its expanding installed base.

GROSS MARGINS. Total gross margins increased from $0.7 million, or 61% of revenues, for the three month period ended March 31, 1999 to $0.9 million, or 50% of revenues for the corresponding period in 2000. Gross margins related to product sales increased from $0.5 million, or 68% of revenues, to $0.9 million or 61% of revenues for the corresponding period in 2000. Gross margins related to maintenance revenues decreased from $150,000 for the three months ended March 31, 1999 to a negative $35,000 for the corresponding period in 2000 due to increased staffing levels and the impact of the upgrades of the Company's UNIX based customers on maintenance revenue.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses are comprised primarily of salaries for administrative personnel, legal and professional services, occupancy and communication costs. Such expenses increased 70% from $0.4 million for the three months ended March 31, 1999 to $0.6 million for the corresponding period in 2000 due primarily to costs related to the Company's initial public offering of its common stock and bonus compensation paid in April 2000.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of the Company's sales force. Such expenses increased 87% from $0.2 million for the three months ended March 31, 1999 to $0.4 million for the corresponding period in 2000 due primarily to increased salaries, higher commissions and incentive bonuses as the Company enlarged and restructured its sales force to better capture market opportunities.

RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses were $0.3 million in both 1999 and 2000. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, there can be no assurance that research and development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

INTEREST EXPENSE. Interest expense increased 93% from approximately $89,000 for the three months ended March 31, 1999 to $171,000 for the same period in 2000. The increase reflects the cost of additional debt that the Company incurred to fund operations in 1999 and the first three months of 2000.

LIQUIDITY AND CAPITAL RESOURCES. Since inception, the Company has funded operations primarily from proceeds from the sale of stock and borrowings from individuals and financial institutions. On March 31, 2000, the Company completed an IPO of 1,875,000 units, (units consist of one share of common stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds to ImageWare aggregated approximately $13.5 million. The IPO proceeds were received by the Company on April 5, 2000. On May 2, 2000 the Company received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units.

As of March 31, 2000 ImageWare had total current assets of $16.8 million and total current liabilities of $9.4 million, or working capital of $7.4 million.

Net cash generated from operating activities was $147,000 for the three months ending March 31, 2000. The Company used cash to fund the net loss for the three months ended March 31, 2000 of $908,000. The company generated cash of $181,000 from reductions in current assets, $629,000 from increases in current liabilities (excluding debt) and $244,000 from non cash expenses (depreciation and amortization) during the three months ending March 31, 2000.

The Company's believes that the funds held in cash and cash equivalents and funds provided by operation will be sufficient to finance its working capital requirements for at least the next twelve months.

The Company is currently considering strategic transactions and alternatives with the goal of maximizing stockholder value. These transactions may include a variety of different business arrangements, including acquisitions, strategic partnerships, joint ventures and business combinations. Such transactions create a number of risks for the Company, including the risk that such transactions may not be consummated on favorable terms or at all, the risk that such transactions may not enhance stockholder value and may adversely affect the business or the trading price of the Company's stock and the risk that any such transaction may require the Company to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions.

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS
                  The Company is currently not a party to any material legal proceedings.

         ITEM 2.  CHANGES IN SECURITIES

                  On March 30, 2000, the Securities and Exchange Commission declared the Company's Amendment No. 2 of the Registration Statement on Form SB-2 (333-93131) effective under the Securities Act of 1933, as amended. The registered securities were offered to the public on March 31, 2000, and the offering terminated on the same day, with the sale of all of the registered securities. The managing underwriters of the offering were Paulson Investment Company, Inc. and I-Bankers Securities, Inc.

                  As of March 31, 2000, the Company sold 1,875,000 of the 2,156,250 units registered for an aggregate offering price for the amount sold of $15,000,000. The aggregate price of the offering amount registered was $17,250,000. Each unit consists of one share of common stock and one public warrant to purchase an additional share of common stock. The common stock and public warrants traded only as a unit until May 1, 2000, when the units separated and the common stock and warrants began trading separately.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not Applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not Applicable

         ITEM 5.  OTHER INFORMATION
                  Not Applicable.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  Not Applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMAGEWARE SYSTEMS, INC.

                                   By:
                                      ------------------------------------------
                                      Wayne Wetherell, Chief Financial Officer