Form 10QSB
period 2000-06-30
IMAGEWARE SYSTEMS INC
filed 2000-08-16
CIK 941685

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST __, 2000

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

For the quarterly period ended June 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X  No
                                                                 ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2000 the number of outstanding shares of the Registrant's common stock, par value $.01, was 3,311,348.

                             IMAGEWARE SYSTEMS, INC.
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                                  3

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                                             3

                  Condensed Consolidated Statements of Operations for the three and six months
                        ended June 30, 2000 and 1999                                                4

                  Condensed Consolidated Statement of Cash Flows for the six months
                        ended June 30, 2000 and 1999                                                5

                  Notes to Condensed Consolidated Financial Statements                              6


         ITEM 2.  Management's Discussion and Analysis of Financial                                 7
                  Condition and Results of Operations


PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                11

         ITEM 2.  CHANGES IN SECURITIES                                                            11

         ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                                    11

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                                  11
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                                                11

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 11

                                     PART I
                         FINANCIAL INFORMATION - ITEM 1.
                        FINANCIAL STATEMENTS (UNAUDITED)

                             IMAGEWARE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                        ASSETS

                                                    6/30/00               12/31/99
                                                  -----------             --------
                                                  (UNAUDITED)
Current Assets:
   Cash                                               7,665                   156
   Accounts receivable, net                           3,871                 2,920
   Inventory                                              8                   112
   Other Assets                                         320                   183
                                                  -----------             --------
        Total Current Assets                         11,864                 3,371

Property and Equipment, net                             202                   192
Intangible assets, net                                1,413                 2,347
                                                  -----------             --------
            TOTAL ASSETS                             13,479                 5,910
                                                  ===========             ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                     438                 1,625
   Deferred Revenue                                     677                   853
   Accrued expenses                                   1,344                 2,227
   Deferred compensation                                -                     294
   Accrued interest                                     170                   437
   Notes payable to bank                                -                     500
   Notes payable to related parties                      56                 1,719
                                                  -----------             --------
             Total Current liabilities                2,685                 7,655

Notes Payable to Related Parties, Net of
  current portion                                       -                     925
                                                  -----------             --------
Total Liabilities                                     2,685                 8,580

Stockholders' equity (deficit):
   Common Stock at par value                             33                    12
   Preferred Stock                                        4                     4
   Additional paid in capital                        31,190                16,600
   Treasury Stock                                       (64)                  -
   Accumulated Deficit                              (20,369)              (19,286)
                                                  -----------             --------
              Total stockholders' equity             10,794                (2,670)
                                                  -----------             --------
            TOTAL EQUITY AND LIABILITIES             13,479                 5,910
                                                  ===========             ========

      See accompanying notes to condensed consolidated financial statements

                              IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                            2000          1999            2000        1999
                                                           -------       -------        --------    --------
REVENUES:
  Product                                                    1,688           664           3,115       1,417
  Maintenance                                                  356           385             627         742
  License and other                                             24            43              58          81
                                                         ---------     ---------       ---------   ---------
                                                             2,068         1,092           3,800       2,240

Cost of revenue
Product                                                        312           317             868         554
Maintenance                                                    310           222             617         430
                                                         ---------     ---------       ---------   ---------
Gross profit                                                 1,446           553           2,315       1,256
                                                         ---------     ---------       ---------   ---------
Operating, Gen & Admin.                                        673           791           1,312       1,167
Sales and marketing                                            301           281             702         495
Research & Development                                         302           265             624         569
Depreciation and amortization                                  252           262             496         533
                                                         ---------     ---------       ---------   ---------
                                                             1,528         1,599           3,134       2,764

Loss from Operations                                           (82)       (1,046)           (819)     (1,508)

Interest expense, net                                          (87)          104              84         192

Income (loss) before income taxes                                5        (1,150)           (903)     (1,700)

Tax provision
                                                         ---------     ---------       ---------   ---------
Net income (loss)                                                5        (1,150)           (903)     (1,700)
                                                         =========     =========       =========   =========

Basic earnings (loss) per share - see note 2               $ (0.00)      $ (1.01)       $  (0.43)     $(1.69)

Weighted average shares (basic)                          3,220,989     1,163,114       2,198,346   1,031,097

See accompanying notes to condensed consolidated financial statements

                                IMAGEWARE SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (IN THOUSANDS; UNAUDITED)

                                                                   Six Months                Six Months
                                                                  Ended June 30,            Ended June 30,
                                                                      2000                       1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $    (903)                 $  (1,700)
  Adjustments to reconcile net loss to net cash
   used by operating activities
     Depreciation and amortization                                        496                        543
     Noncash compensation and fees                                         50                        348
     Deferred revenue                                                       -                          -
     Change in assets and liabilities
       Accounts receivable, net                                          (951)                      (476)
       Inventory                                                          104                        (24)
       Other current assets                                              (137)                        13
       Other long-term assets                                            (332)                        (6)
       Accounts payable                                                (1,187)                       148
       Accrued expenses                                                  (808)                       532
       Deferred compensation                                             (294)                         -
       Accrued interest                                                  (205)                        70
       Deferred revenue                                                  (176)                        93

         Total adjustments                                             (3,440)                     1,241
                                                                    ----------                 ----------

         Net cash used by operating activities                         (4,343)                      (459)
                                                                    ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (65)                        (8)
                                                                    ----------                 ----------

         Net cash used by investing activities                            (65)                        (8)
                                                                    ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                  56                        500
  Repayment of loans                                                   (3,473)                       (10)
  Proceeds from issuance of stock, net of issuance costs               15,579                          -
  Repurchase of common stock                                              (64)                         -
  Dividends paid                                                         (181)                         -
                                                                    ----------                 ----------

         Net cash (used)/provided by financing activities              11,917                        490
                                                                    ----------                 ----------

         Net (decrease) increase) in cash                               7,509                         23

Cash at beginning of period                                               156                         46
                                                                    ----------                 ----------

         Cash at end of period                                      $   7,665                  $      69
                                                                    ==========                 ==========

NON-CASH TRANSACTIONS
  Value allocated to warrants for services                                  3
  Issuance of stock for loan guarantee                                                               348

SUPPLEMENTAL CASH FLOWS INFORMATION
  Cash paid for interest                                                  377                         66

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

The accompanying condensed consolidated unaudited financial statements of ImageWare Systems, Inc. ("ImageWare" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's SB-2 registration statement dated March 30, 2000. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of June 30, 2000 and its results of operations for the six months ended June 30, 2000 and 1999, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.   EARNINGS PER COMMON SHARE

Effective November 29, 1999, the Company declared a 5.275-for-1 reverse stock split of common stock. All references to the number of shares, per share amounts, conversion amounts and stock option data of the Company's common stock have been restated to reflect this reverse stock split for all periods presented.

Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is included in the calculation of diluted earnings per common share using the treasury stock method. During the period ended June 30, 1999 and 2000, the Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share, as their effect would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods ended June 30, 1999 and 2000:

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                               June 30,
                                                   2000              1999                 2000              1999
                                               ------------      ------------        ------------      ------------
Numerator
     Net income (loss)                         $          5      $     (1,150)       $     (903)        $   (1,700)
     Less Series B preferred dividends                  (21)              (21)              (41)               (41)
                                               ------------      ------------        ----------         ----------

     Loss available to common shareholders     $        (16)     $     (1,171)       $     (944)        $   (1,741)
                                               ============      ============        ==========         ==========

Denominator
     Weighted-average shares outstanding              3,221             1,163             2,198              1,031
                                               ============      ============        ==========         ==========

     Basic and diluted earnings per share
                                               $      (0.00)     $      (1.01)       $    (0.43)        $    (1.69)
                                               ============      ============        ==========         ==========

NOTE 3.  RELATED PARTY TRANSACTIONS.

On March 30, 2000, two officers of the Company loaned ImageWare $58,000 pursuant to short-term promissory notes. This debt was incurred to meet working capital needs. The entire amount of the notes was due on the date the Company closed its Initial Public Offering. The loan was paid in full on April 5, 2000.

On June 15, 2000, the Company paid in full two short-term promissory notes due an officer of the Company and member of the Board of Directors in accordance with the maturity date of these notes.

NOTE 4.  INITIAL PUBLIC OFFERING

On March 31, 2000, the Company completed an IPO of 1,875,000 units, (units consists of one share of common stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds to ImageWare aggregated approximately $13.5 million. The IPO proceeds were received by the Company on April 5, 2000. On May 2, 2000 the Company received approximately $2.0 million in additional net proceeds from the exercise the of the over allotment option by the underwriter to sell an additional 281,250 units. The Company utilized approximately $3.5 million of the proceeds to reduce notes payable in the second quarter of 2000.

NOTE 5.  LETTER OF CREDIT

As collateral for performance on the Company's operating lease for its office and research and development facilities, the Company is contingently liable under an irrevocable standby letter of credit in the amount of $120,000. The letter of credit expires July 31, 2003 and will automatically reduce to $90,000 on August 1, 2000, $60,000 on August 1, 2001, and $30,000 on August
1, 2002 provided there are no drawings against the outstanding balance. As a condition, the bank required the Company to invest $120,000 in the form of a one year certificate of deposit which matures in June 2001.

NOTE 6.  SUBSEQUENT EVENTS

On July 7, 2000 ImageWare announced that it had signed a definitive agreement to acquire Imaging Technology Corporation ("ITC") of Hudson, MA in a stock transaction.

Founded in 1994, ITC develops digital imaging software for photo identification cards and documents. ITC's software is used for driver's licenses, voter registration programs, national ID programs, passport programs and for public and private security applications.

ITC sells its ID software worldwide through OEMs, agents, resellers and system integrators such as Sensormatic/Software House, Polaroid, and Cardkey/Johnson Control.

ITC has powered solutions ranging from a Polaroid branded ID card product, ID Cardmaker-TM-, to full identification solutions for Massachusetts Institute of Technology, the U.S. Bureau of Engraving and Printing, JFK International Airport and for the countries such as Nigeria and Peru.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Product revenues increased 154% from $0.7 million for the three months ended June 30, 1999 to $1.7 million for the corresponding period in 2000. The increase reflected the further purchases of the Crime Capture System by new and existing customers. The backlog of product orders as of June 30, 2000 was approximately $1.1 million.

Customer service revenues decreased 8% from $385,000 for the three months ended June 30, 1999 to $356,000 for the corresponding period in 2000. In 1999, the Company offered its UNIX-based customers incentives to upgrade to the Windows-based Crime Capture System. As part of the upgrade incentives, the customers received reduced maintenance fees in 1999, a portion of which carried over into 2000 due primarily to the timing of the installations late in 1999 with maintenance commencing 90 days after final system acceptance. These price reductions were justified based upon the need to consolidate the number of versions of systems the Company would have to support and to avoid the cost of bringing the older installations into Y2K compliance. The Company does not expect to offer similar price reductions in the future and expects customer service revenues to increase along with its expanded installed base.

COST OF REVENUES. Cost of products and maintenance increased 15% from $0.5 million, or 49% of revenue, for the three months ended June 30, 1999 to $0.6 million, or 30% of revenue for the corresponding period in 2000. Cost of product revenues was unchanged from $0.3 million in 1999 to $0.3 million for the corresponding period in 2000. Cost of product revenues as a percentage of product sales decreased from 48% for the three months ended June 30, 1999 to 18% for the corresponding period in 2000. This reduction was due to a higher than normal concentration of software only product mix during the three months ended June 30, 2000. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period. Costs of maintenance revenue increased $0.1 million as the Company increased staffing levels to maintain optimal service to its expanding installed base.

GROSS MARGINS. Total gross margins increased from $0.6 million, or 51% of revenues, for the three month period ended June 30, 1999 to $1.4 million, or 70% of revenues for the corresponding period in 2000. Gross margins related to product sales increased from $0.3 million, or 52% of revenues, to $1.4 million or 82% of revenues for the corresponding period in 2000 due to an uncharacteristically high product mix of software only components. Gross margins related to maintenance revenues decreased from $163,000 for the three months ended June 30, 1999 to $46,000 for the corresponding period in 2000 due to increased staffing levels and the impact of the upgrades of the Company's UNIX based customers on maintenance revenue.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses are comprised primarily of salaries for administrative personnel, legal and professional services, occupancy and communication costs. Such expenses decreased 15% from $0.8 million for the three months ended June 30, 1999 to $0.7 million for the corresponding period in 2000 due primarily to a one-time charge for costs associated with loan guarantees by certain officers and directors of the Company in 1999.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of the Company's sales force. Such expenses increased 7% from $281,000 for the three months ended June 30, 1999 to $301,000 for the corresponding period in 2000 due primarily to increased salaries as the Company enlarged and restructured its sales force to better capture market opportunities.

RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 14% for the three months ended June 30, 1999 from $265,000 in 1999 to $302,000 for the corresponding period in 2000. The Company expects to continue to invest in the development of products for which it believes there is a need in the market, however, there can be no assurance that research and development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

INTEREST EXPENSE, NET. For the three months ended June 30, 1999, the Company recognized interest income of $2,000 and interest expense of $106,000. For the three months ended June 30, 2000, the Company recognized interest income of $102,000 and interest expense of $15,000. Interest income increased substantially due to higher cash and cash equivalents held in interest bearing accounts, resulting from the proceeds of the Company's initial public offering. Interest expense decreased substantially due to the paydown of interest bearing obligations.

SIX MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUES. Product revenues increased 120% from $1.4 million for the six months ended June 30, 1999 to $3.1 million for the corresponding period in 2000. The increase reflected the further purchases of the Crime Capture System by new and existing customers.

Customer service revenues decreased 15% from $0.7 million for the six months ended June 30, 1999 to $0.6 million for the corresponding period in 2000. In 1999, the Company offered its UNIX-based customers incentives to upgrade to the Windows-based Crime Capture System. As part of the upgrade incentives, the customers received reduced maintenance fees in 1999, a portion of which carried over into 2000 due primarily to the timing of the installations late in 1999 with 90 day warranties and maintenance commencing 90 days after final system acceptance. These price reductions were justified based upon the need to consolidate the number of versions of systems the Company would have to support and to avoid the cost of bringing the older installations into Y2K compliance. The Company does not expect to offer similar price reductions in the future and expects customer service revenues to increase along with its expanded installed base.

COST OF REVENUES. Cost of products and maintenance increased 51% from $1.0 million, or 44% of revenue, for the six months ended June 30, 1999 to $1.5 million, or 39% of revenue for the corresponding period in 2000. Cost of product revenues increased 57% from $0.6 million, or 39% of revenue in 1999 to $0.9 million, or 28% of revenue for the corresponding period in 2000. The decrease in product revenues as a percentage of product sales from 39% for the six months ended June 30, 1999 to 28% for the corresponding period in 2000 was due to a higher than normal concentration of software only product mix during the six months ended June 30, 2000. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period. Costs of maintenance revenue increased $0.2 million as the Company increased staffing levels to maintain optimal service to its expanding installed base.

GROSS MARGINS. Total gross margins increased from $1.3 million, or 56% of revenues, for the six month period ended June 30, 1999 to $2.3 million, or 61% of revenues for the corresponding period in 2000. Gross margins related to product sales increased from $0.9 million, or 61% of revenues, to $2.2 million or 72% of revenues for the corresponding period in 2000. Gross margins related to maintenance revenues decreased from $312,000 for the six months ended June 30, 1999 to $10,000 for the corresponding period in 2000 due to increased staffing levels and the impact of the upgrades of the Company's UNIX based customers on maintenance revenue.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses are comprised primarily of salaries for administrative personnel, legal and professional services, occupancy and communication costs. Such expenses increased 12% from $1.2 million for the six months ended June 30, 1999 to $1.3 million for the corresponding period in 2000.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of the Company's sales force. Such expenses increased 42% from $0.5 million for the six months ended June 30, 1999 to $0.7 million for the corresponding period in 2000 due primarily to increased salaries and commissions as the Company enlarged and restructured its sales force to better capture market opportunities.

RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 10% from $569,000 in 1999 to $624,000 for the corresponding period in 2000. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, there can be no assurance that research and development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

INTEREST EXPENSE, NET. For the six months ended June 30, 1999, the Company recognized interest income of $3,000 and interest expense of $195,000. For the six months ended June 30, 2000, the Company recognized interest income of $105,000 and interest expense of $189,000. Interest income increased substantially due to higher cash and cash equivalents held in interest bearing accounts, resulting from the proceeds of the Company's initial public offering, such proceeds received by the Company on April 5, 2000.

LIQUIDITY AND CAPITAL RESOURCES. Since inception, the Company has funded operations primarily from proceeds from the sale of stock and borrowings from individuals and financial institutions. On March 31, 2000, the Company completed an IPO of 1,875,000 units, (units consist of one share of commons stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds to ImageWare aggregated approximately $13.5 million. The IPO proceeds were received by the Company on April 5, 2000. On May 2, 2000 the Company received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units.

As of June 30, 2000, ImageWare had total current assets of $11.9 million and total current liabilities of $2.7 million, or working capital of $9.2 million.

Net cash used in operating activities was $0.5 million for the six months ending June 30, 1999 as compared to $4.3 million for the six months ending June 30, 2000. The Company used cash to fund net losses of $1.7 million for the six months ended June 30, 1999 and $0.9 million for the corresponding period in 2000. In 1999, the Company used cash of $0.5 million to fund increases in current assets offset by increases in current liabilities of $0.8 million (excluding debt) and $0.9 from non cash expenses (depreciation, amortization and non cash compensation). In 2000, the Company used cash of $1.3 million to fund increases in current assets and other long-term assets, $2.6 million from decreases in current liabilities and deferred revenues (excluding debt) offset by $0.5 million from non cash expenses (depreciation, amortization and non-cash compensation).

Net cash generated by financing activities was $0.5 million for the six months ending June 30, 1999 as compared to $12.0 million for the corresponding period of 2000. Net cash generated for the six months ending June 30, 2000 was primarily from net proceeds of $15.6 million from the company's IPO, completed March 31, 2000, offset by repayment of loans of $3.4 million, dividends paid on the Company's Series B preferred stock of $181,000 and the repurchase of the Company's common stock of $64,000.

The Company believes that the funds held in cash and cash equivalents and funds provided by operations will be sufficient to finance its working capital requirements for at least the next twelve months.

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

          On April 18, 2000, the Company repurchased 6,704 shares of common stock for an aggregate price of $63,688.

          On May 2, 2000, the Company sold the remaining 281,250 units registered for an aggregate offering price of $2,250,000.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.

ITEM 5.   OTHER INFORMATION
          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          27 Financial Data Schedule.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMAGEWARE SYSTEMS, INC.




                                    By: /s/ Wayne Wetherell
                                        ----------------------------------------
                                        Wayne Wetherell, Chief Financial Officer