Form 10QSB
period 2000-09-30
IMAGEWARE SYSTEMS INC
filed 2000-11-14
CIK 941685

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000

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

For the quarterly period ended September 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2000 the number of outstanding shares of the Registrant's common stock, par value $.01, was 4,183,744.

                             IMAGEWARE SYSTEMS, INC.
                                      INDEX


                                                                                     Page No.
                                                                                     --------
PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999                                                          3

         Condensed Consolidated Statements of Operations for the three and
         nine months ended September 30, 2000 and 1999                                  4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999                                       5

         Notes to Condensed Consolidated Financial Statements                           6


         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   12

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                     18

         ITEM 2.  CHANGES IN SECURITIES                                                 18

         ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                         19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                       19
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                                     19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      19


                                     PART I
                         FINANCIAL INFORMATION - ITEM 1.
                        FINANCIAL INFORMATION (UNAUDITED)

                             IMAGEWARE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                    9/30/2000          12/31/1999
                                                                   (UNAUDITED)        (RESTATED -
                                                                                       SEE NOTE 3)
Current Assets:
     Cash                                                           $   7,844          $      159
     Accounts receivable, net                                           3,780               3,358
     Notes receivable                                                     150                   -
     Inventory                                                            275                 275
     Other assets                                                         352                 191
                                                                    ---------          ----------
                              Total Current Assets                     12,401               3,983

Property and equipment, net                                               397                 192
Intangible assets, net                                                  1,870               2,347
                                                                    ---------          ----------
                                   TOTAL ASSETS                     $  14,668          $    6,522
                                                                    =========          ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                               $     809          $    1,979
     Deferred revenue                                                     331                 884
     Accrued expenses                                                     752               2,226
     Accrued expenses - related parties                                   388                 456
     Deferred compensation                                                  -                 294
     Accrued interest                                                     259                 637
     Notes & advances payable to bank and 3rd parties                     146                 500
     Notes payable to related parties                                     210               1,952
                                                                    ---------          ----------
                              Total Current Liabilities                 2,895               8,928

Notes payable to related parties, net of current portion                    -                 925
                                                                    ---------          ----------
                              Total Liabilities                         2,895               9,853

Shareholders' equity (deficit):
     Preferred stock                                                        4                   4
     Common stock at par value                                             41                  17
     Additional paid in capital                                        34,790              16,826
     Unearned stock-based compensation                                   (193)                  -
     Treasury stock                                                       (64)                  -
     Accumulated deficit                                              (22,805)            (20,178)
                                                                    ---------          ----------
                   Total shareholders' equity                          11,773              (3,331)

           TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES               $  14,668          $    6,522
                                                                    =========          ==========


      See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                              2000            1999              2000               1999
                                                        ----------      ----------       -----------        -----------
REVENUES:
  Product                                               $    1,796      $    1,847       $     6,247        $     4,628
  Maintenance                                                  335             215             1,036              1,008
  License and other                                              -              53                58                137
                                                        ----------      ----------       -----------        -----------
                                                             2,131           2,115             7,341              5,773

COST OF REVENUE:
  Product                                                      826             672             2,093              1,694
  Maintenance                                                  322             215               941                648
                                                        ----------      ----------       -----------        -----------
Gross profit                                                   983           1,228             4,307              3,431
                                                        ----------      ----------       -----------        -----------
OPERATING EXPENSES:
  General & administrative                                     742             713             2,406              1,929
  Sales and marketing                                          368             354             1,417              1,214
  Research & development                                       360             375             1,175              1,107
  Stock-based compensation                                     784               -               784                349
  Depreciation and amortization                                249             267               744                800
                                                        ----------      ----------       -----------        -----------
                                                             2,503           1,709             6,526              5,399
                                                        ----------      ----------       -----------        -----------
Loss from operations                                        (1,520)           (481)           (2,219)            (1,968)

Interest (income) expense, net                                 (79)            112                42                315

Other (income) expense, net                                    331              (2)              730                428
                                                        ----------      ----------       -----------        -----------
Loss before income taxes                                    (1,772)           (591)           (2,991)            (2,711)

Tax provision                                                    -               -                 -                  -

Extraordinary item:
  Gain on debt extinguishment
     net of income taxes of $0                                 547               -               547                  -
                                                        ----------      ----------       -----------        -----------
Net loss                                                $   (1,225)     $     (591)      $    (2,444)       $    (2,711)
                                                        ==========      ==========       ===========        ===========

Basic loss per share - see note 2
  Loss before extraordinary item                        $    (0.49)     $    (0.33)      $     (1.14)       $     (2.14)
  Extraordinary item                                    $     0.15      $        -       $      0.20        $         -
  Net loss                                              $    (0.34)     $    (0.33)      $     (0.93)       $     (2.14)

Weighted average shares (basic)                          3,647,968       1,828,365         2,685,912          1,298,793


      See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (IN THOUSANDS; UNAUDITED)


                                                                   Nine Months          Nine Months
                                                                 Ended Sept. 30,       Ended Sept. 30,
                                                                      2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $       (2,444)       $        (2,711)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                        744                    800
       Amortization of stock-based compensation                             784                    349
       Extraordinary gain on debt extinguishment                           (547)                     -
       Change in assets and liabilities
         Accounts receivable, net                                          (263)                    (6)
         Inventory                                                           80                    (91)
         Other current assets                                              (146)                   (53)
         Intangible assets                                                 (373)                     -
         Accounts payable                                                (1,216)                   313
         Accrued expenses                                                (1,093)                   405
         Deferred compensation                                             (294)                     -
         Accrued interest                                                  (145)                   340
         Deferred revenue                                                  (552)                    (2)
                                                                 --------------        ---------------
           Net cash used by operating activities                         (5,465)                  (656)
                                                                 --------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      (220)                   (12)
   Acquisition of business, net of cash acquired                              9                      -
   Payment on advances from related stockholders                            (23)                     -
   Purchase of other intangible assets                                     (300)                     -
                                                                 --------------        ---------------
           Net cash used by investing activities                           (534)                   (12)
                                                                 --------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdrafts                                                            -                   (193)
   Proceeds from issuance of notes payable                                  156                  1,069
   Repayment of loans                                                    (3,503)                  (435)
   Proceeds from issuance of stock, net of issuance costs                15,579                    300
   Proceeds from exercise of options and warrants                         1,697                      -
   Repurchase of common stock                                               (64)                     -
   Dividends paid                                                          (181)                     -
                                                                 --------------        ---------------

           Net cash provided by financing activities                     13,684                    741

           Net increase in cash                                           7,685                     73

             Cash at beginning of period                                    159                     46
                                                                 --------------        ---------------
             Cash at end of period                               $        7,844        $           119
                                                                 ==============        ===============

NON-CASH TRANSACTIONS
   Exercise of warrants for note receivable                      $          150        $             -
                                                                 ==============        ===============
   Note payable and accrued interest converted to common stock   $            -        $           574
                                                                 ==============        ===============
SUPPLEMENTAL CASH FLOWS INFORMATION
   Cash paid for interest                                        $          393        $           105
                                                                 ==============        ===============


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

The accompanying condensed consolidated unaudited financial statements of ImageWare Systems, Inc. ("ImageWare" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's SB-2 registration statement dated March 30, 2000. On August 22, 2000, the Company consummated a merger with Imaging Technology Corporation ("ITC"), by acquiring all of the outstanding common stock of ITC in exchange for newly issued common stock of ImageWare Systems, Inc. The transaction was accounted for as a pooling of interests (the ITC transaction) and, accordingly, the accompanying condensed consolidated financial statements have been restated to include the accounts and operations of ITC for all periods presented. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of September 30, 2000 and its results of operations for the nine months ended September 30, 2000 and 1999, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.   EARNINGS PER COMMON SHARE

Effective November 29, 1999, the Company declared a 5.275-for-1 reverse stock split of common stock. All references to the number of shares, per share amounts, conversion amounts and stock option data of the Company's common stock have been restated to reflect this reverse stock split for all periods presented.

Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is included in the calculation of diluted earnings per common share using the treasury stock method. During the period ended September 30, 2000 and 1999, the Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share, as their effect would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods ended September 30, 2000 and 1999 (in thousands, except share and per share data):


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                           2000             1999              2000               1999
Numerator
     Loss before income taxes and extraordinary item     $ (1,772)         $  (591)         $ (2,991)          $ (2,711)
     Less Series B preferred dividends                        (21)             (21)              (63)               (63)
                                                         --------          -------          --------           --------
     Loss available to common shareholders               $ (1,793)         $  (612)         $ (3,054)          $ (2,774)
       before extraordinary item

     Extraordinary item - see note 8                     $    547          $     -          $    547           $      -
                                                         --------          -------          --------           --------
     Net loss available to common shareholders           $ (1,246)         $  (612)         $ (2,507)          $ (2,774)
                                                         ========          =======          ========           ========

Denominator
     Weighted-average shares outstanding                3,647,968        1,828,365         2,685,912          1,298,793
                                                        =========        =========         =========          =========

     Basic and diluted loss per share
      before extraordinary item                          $  (0.49)         $ (0.33)         $  (1.13)          $  (2.14)
     Extraordinary item                                  $   0.15          $     -          $   0.20           $      -
                                                         --------          -------          --------           --------
     Net loss                                            $  (0.34)         $ (0.33)         $  (0.93)          $  (2.14)
                                                         ========          =======          ========           ========


NOTE 3.  BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS

On August 22, 2000, the Company consummated a merger with Imaging Technology Corporation ("ITC") by acquiring all of the outstanding common stock of ITC in exchange for newly issued common stock of ImageWare Systems Inc. whereby ITC became a wholly-owned subsidiary of the Company. ITC develops digital imaging software for photo identification cards and documents. The transaction was accounted for as a pooling of interests (the ITC transaction) and, accordingly, the accompanying condensed consolidated financial statements have been restated to include the accounts and operations of ITC for all periods presented. Under the terms of the ITC transaction,

ITC became a wholly-owned subsidiary of the Company. The Company issued 1.231527 shares of its common stock for each share of ITC's outstanding common stock and $200,000 as consideration for the execution of noncompetition agreements. The ITC transaction increased the Company's outstanding shares of common stock by 625,000 shares.

The condensed consolidated balance sheets at September 30, 2000 and December 31, 1999, reflect the combining of (a) ImageWare Systems, Inc. prior to consummation of the ITC transaction and (b) ITC as of those dates. Combined and separate results of operations for the nine months ended September 30, 2000 and 1999 (the closest interim period to the date the transaction was consummated) of ImageWare Systems, Inc. and ITC for the restated periods are as follows:


                                              ImageWare       Imaging
                                               Systems       Technology       Combined
                                              -----------------------------------------
                                                          (In Thousands)
Nine Months Ended
  September 30, 2000:

  Operating Revenues                          $  5,153        $  2,188        $   7,341
  Income (loss) from
    continuing operations
    before income taxes                         (2,375)            156           (2,219)

  Net (loss)                                    (2,661)           (330)          (2,291)

Nine Months Ended
  September 30, 1999:

  Operating Revenues                             3,495           2,278            5,773
  Income (loss) from
    continuing operations
    before income taxes                         (2,237)            269           (1,968)

  Net (loss)                                    (2,539)           (172)          (2,711)


In connection with the ITC transaction, the Company incurred deal costs of $182,000 consisting primarily of professional fees.

On September 29, 2000, the Company completed the purchase of Goddard Technology Corporation ("Goddard"), a privately held developer of software identification badging systems, by acquiring substantially all of its assets for shares of common stock of the Company and the assumption of certain liabilities for a total purchase price of $600,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, Goddard's results of operations have been included in the consolidated financial statements since the date of acquisition.

     The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:


     Cash and cash equivalents                                                           $  8,840
     Accounts receivable                                                                  158,760
     Inventories                                                                           79,293
     Other current assets                                                                  14,990
     Property, plant, and equipment, net                                                   68,338
     Goodwill                                                                             335,505

       Total assets                                                                       665,726
                                                                                         --------
     Amounts payable to banks and long-term debt due within one year                      (20,392)

     Other current liabilities                                                            (45,334)
                                                                                         --------
       Total liabilities                                                                  (65,726)
                                                                                         --------
     Total acquisition cost                                                              $600,000
                                                                                         ========


The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

The following (unaudited) pro forma consolidated results of operations for the nine months ended September 30th have been prepared as if the acquisition of Goddard had occurred at January 1, 1999:


                                                            September 30, 2000             September 30, 1999
                                                            ------------------             ------------------
     Revenues                                                    $  8,237,000                   $  7,034,000
     Net loss                                                      (2,991,000)                    (2,689,000)
     Net loss per share--basic                                          (1.14)                         (2.12)


The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

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

NOTE 5.  LETTER OF CREDIT

As collateral for performance on the Company's operating lease for its office and research and development facilities, the Company is contingently liable under an irrevocable standby letter of credit in the amount of $120,000. The letter of credit expires July 31, 2003 and was reduced to $90,000 on August 1, 2000, and will further reduce by $60,000 on August 1, 2001, and $30,000 on August 1, 2002 provided there are no drawings against the outstanding balance. As a condition, the bank required the Company to invest $120,000 in the form of a one year certificate of deposit which matures in June 2001.

NOTE 6.  RELATED PARTY TRANSACTIONS.

On March 30, 2000, two officers of the Company loaned ImageWare $58,000 pursuant to short-term promissory notes. This debt was incurred to meet working capital needs. The entire amount of the notes was due on the date the Company closed its Initial Public Offering. The loan was paid in full on April 5, 2000.

On June 15, 2000, the Company paid in full two short-term promissory notes due an officer of the Company and a member of the Board of Directors in accordance with the maturity date of the notes.

America Technology Corporation (ATC), Identigraphix Inc. (IGX), Amcard Systems Incorporated (Amcard), RDL Holdings LTD (RDL) and ISI International, Inc. (ISI) are considered to be affiliated entities because major shareholders of each entity are also major shareholders of the Company.

ITC entered into a 5 year operating lease for its office and research and development facilities from RDL. Rent paid to RDL was $118,000 and $118,000 for the nine months ended September 30, 2000 and 1999, respectively.

In the normal course of business, the Company entered into transactions with ATC, IGX, Amcard and ISI for the purchase of inventory items. The total purchases from these companies for the nine months ended September 30, 2000 and 1999 amounted to $18,000 and $56,000, respectively.

Prior to the consummation of the merger, ITC advanced funds to ATC and IGX on a regular basis. Due to management's assessment of the collectibility of the advances from these affiliated entities, the advances were charged to expense at the time of the advance. Such advances are included in other expenses on the statement of operations. For the nine months ended September 30, 2000 and 1999, ITC advanced $372,000 and $329,000, respectively.

Prior to the consummation of the ITC merger, shareholders advanced funds to ITC on a regular basis for general corporate and working capital purposes. Amounts owed to the shareholders for these advances at December 31, 1999 and September 30, 2000 were $233,000 and $208,000, respectively.

The Company has a development contract with a non-employee shareholder. Costs incurred under the development contract amounted to $75,000 and $88,000 for the nine months ended September 30, 1999 and 2000, respectively, and are recorded in research and development expenses. Amounts due the shareholder at December 31, 1999 and September 30, 2000 were $138,000 and $170,000 and are included in accrued expenses - related parties. In conjunction with the ITC transaction, the shareholder became an employee of the Company.

A shareholder of the Company receives an annual fee for management services provided to ITC. Costs incurred for these management services amounted to $75,000 and $75,000 for the nine months ended September 30, 1999 and 2000, respectively. Amounts owed to the shareholder at December 31, 1999 and September 30, 2000 were $282,000 and $218,000, respectively. In conjunction with the ITC transaction, the shareholder became an employee of the Company.

Amounts due to shareholders for advances, development contract services and management services accrue interest at a rate of 10% per annum. At September 30, 2000, the Company owed shareholders $253,000 for accrued interest.

NOTE 7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," or SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The adoption of the principles of SAB 101 has not had a significant impact of the Company's financial statements.

On July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the definition of an employee for purposes of applying APB 25; the criteria for determining whether a stock option or award plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of a previously stock option or award; and the accounting for an exchange of stock compensation awards in a business combination.

Due to a significant decline in the estimated fair value of the Company's common stock, in February 1999, the exercise price of previously granted stock options was repriced to $5.28 per share, which was based upon the fair value of the Company's common stock as of that date, as determined by the Company's Board of Directors. In accordance with FIN 44, the options are accounted for as variable from the date of the adoption of FIN 44 until the date the option is exercised, forfeited, or expires unexercised. For the nine months ended September 30, 2000, the Company recorded stock-based compensation expense of approximately $654,000 as a result of the revaluing of the repriced options under variable accounting treatment.

NOTE 8.  EXTRAORDINARY GAIN

In September 2000, the Company recorded an extraordinary gain on debt extinguishment of $547,000, net of income taxes of $0, based on the opinion of legal counsel that there exists no legal obligation to the Compnay regarding the repayment of the aforementioned debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

ImageWare Systems, Inc. develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to manage criminal history records and to investigate crime. Its software systems and associated hardware enable its customers to quickly capture, archive, search, retrieve and share digital photographs and criminal history records. Imaging Technology Corporation ("ITC") became a wholly owned subsidiary of ImageWare Systems, Inc. in August 2000. ITC develops software and designs systems which utilize digital imaging in the production of photo identification cards and documents. ITC purchased substantially all the assets of Goddard Technology Corporation ("Goddard") in September 2000. Goddard develops software for identification badging systems.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUES. Product revenues were virtually unchanged for the three months ended September 30, 1999 as compared to the corresponding period in 2000. Sales of the Company's Crime Capture System by new and existing customers were approximately $1.0 million for the three months ended September 30, 2000 and 1999. Product revenues for the three months ended September 30, 2000 reflect a higher concentration of new customers than the corresponding period in 1999 reflecting the further purchases of the Crime Capture System. In 1999, the Company offered its UNIX-based customers incentives to upgrade to the Windows-based Crime Capture System whereas no such incentives were offered in 2000. Sales of identification card hardware and software systems were approximately $0.8 million for the three months ended September 30, 2000 and 1999. The backlog of product orders as of September 30, 2000 was approximately $1.0 million.

Customer service revenues increased 55% from $215,000 for the three months ended September 30, 1999 to $335,000 for the corresponding period in 2000 reflecting the expansion of the Company's customer installation base.

COST OF REVENUES. Cost of products and maintenance increased 29% from $0.9 million, or 42% of revenue, for the three months ended September 30, 1999 to $1.1 million, or 54% of revenue for the corresponding period in 2000. Cost of product revenues increased 23% from $0.7 million, or 36% of product revenue, for the three months ended September 30, 1999 to $0.8 million, or 46% of product revenue for the corresponding period in 2000. Cost of product revenue of the Company's Crime Capture System increased 13% from $424,000 for the three months ended September 30, 1999 to $480,000 for the corresponding period in 2000. Cost related to identification card system revenue increased 40% from $248,000 for the three months ended September 30, 1999 to $346,000 for the corresponding period in 2000. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period. Costs of maintenance revenue increased 50% from $ 215,000 or 100% of maintenance revenue for the three months ended September 30, 1999 to 322,000 or 96% of maintenance revenue for the corresponding period in 2000. This increase in costs reflects increased staffing levels to maintain optimal service to the Company's expanding customer installation base. The decrease in costs as a percentage of maintenance revenues from 100% for the three months ended September 30, 1999 to 96% for the corresponding period in 2000 reflect additional revenues from new system installations.

GROSS MARGINS. Total gross margins decreased from $1.2 million, or 58% of revenues, for the three month period ended September 30, 1999 to $1.0 million, or 46% of revenues for the corresponding period in 2000. Gross margins related to product sales decreased increased from $1.2 million, or 55% of revenues, to $1.0 million or 46% of revenues for the corresponding period in 2000. Gross margins related to maintenance revenues increased from a break even level for the three months ended September 30, 1999 to $13,000 for the corresponding period in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised primarily of salaries for administrative personnel, legal and professional services, occupancy and communication costs. Such expenses increased 4% from $0.7 million for the three months ended September 30, 1999 to $0.8 million for the corresponding period in 2000 due primarily to increased staffing and professional fees associated with the ITC merger.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of the Company's sales force. Such expenses increased 4% from $354,000 for the three months ended September 30, 1999 to $368,000 for the corresponding period in 2000 due primarily to increased salaries as the Company enlarged and restructured its sales force to better capture market opportunities.

RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 4% for the three months ended September 30, 1999 from $375,000 in 1999 to $360,000 for the corresponding period in 2000. This decrease was primarily due to contract programming incurred in 1999 to ensure Y2K compliancy for the Company's UNIX based customers. The Company expects to continue to invest in the development of products for which it believes there is a need in the market, however, there can be no assurance that research and development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

STOCK-BASED COMPENSATION. On July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of ABP Opinion No. 25." FIN 44 clarifies the accounting consequences of various modifications to the terms of a previously stock option or award. Due to a significant decline in the estimated fair value of the Company's common stock, in February 1999, the exercise price of previously granted stock options was repriced to $5.28 per share, which was based upon the fair value of the Company's common stock as of that date, as determined by the Company's Board of Directors. In accordance with FIN 44, the options are accounted for as variable from the date of the adoption of FIN 44 until the date the option is exercised, forfeited, or expires unexercised. For the three months ended September 30, 2000, the Company recorded stock-based compensation expense of approximately $654,000 as a result of the revaluing of the repriced options under variable accounting treatment. Additionally, the Company recognized non-employee stock-based compensation expense of $110,000 related to the issuance of stock purchase warrants as compensation for services rendered.

INTEREST EXPENSE, NET. For the three months ended September 30, 1999, the Company recognized interest income of $2,000 and interest expense of $114,000. For the three months ended September 30,

2000, the Company recognized interest income of $105,000 and interest expense of $26,000. Interest income increased substantially due to higher cash and cash equivalents held in interest bearing accounts, resulting from the proceeds of the Company's initial public offering. Interest expense decreased substantially due to the paydown of interest bearing obligations.

OTHER EXPENSE. For the three months ended September 30, 2000, the Company recognized non operating expense of $0.3 million due to management's assessment of the collectibility of a note receivable issued by an affiliated entity of ITC to secure an acquisition right of first refusal. In the event the Company ultimately acquires the affiliated entity, the amount of the note will be applied to the purchase price.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUES. Product revenues increased 35% from $4.6 million for the nine months ended September 30, 1999 to $6.2 million for the corresponding period in 2000. Product revenues related to the Company's Crime Capture System increased 72% from $2.4 million for the nine months ended September 30, 1999 to $4.1 million for the corresponding period in 2000 reflect the further purchases of the Crime Capture System by new and existing customers. Product revenues from identification card systems decreased 5% from $2.2 million for the nine months ended September 30, 1999 to $2.1 million for the corresponding period in 2000.

Customer service revenues increased 3% from $1.01 million for the nine months ended September 30, 1999 to $1.04 million for the corresponding period in 2000. In 1999, the Company offered its UNIX-based customers incentives to upgrade to the Windows-based Crime Capture System. As part of the upgrade incentives, the customers received reduced maintenance fees in 1999, a portion of which carried over into 2000 due primarily to the timing of the installations late in 1999 with 90 day warranties and maintenance commencing 90 days after final system acceptance. These price reductions were justified based upon the need to consolidate the number of versions of systems the Company would have to support and to avoid the cost of bringing the older installations into Y2K compliance. The Company does not expect to offer similar price reductions in the future and expects customer service revenues to increase further along with its expanded installed base.

COST OF REVENUES. Cost of products and maintenance increased 30% from $2.3 million, or 41% of revenue, for the nine months ended September 30, 1999 to $3.0 million, or 41% of revenue for the corresponding period in 2000. Cost of product revenues increased 24% from $1.7 million, or 37% of product revenue in 1999 to $2.1 million, or 33% of product revenue for the corresponding period in 2000. The decrease in product cost of revenues as a percentage of product revenues from 37% for the nine months ended September 30, 1999 to 33% for the corresponding period in 2000 was due to a higher than normal concentration of software only product mix during the six months ended June
30, 2000. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period. Costs of maintenance revenue increased $0.3 million as the Company increased staffing levels to maintain optimal service to its expanding installed base.

GROSS MARGINS. Total gross margins increased from $3.4 million, or 59% of revenues, for the nine month period ended September 30, 1999 to $4.3 million, or 59% of revenues for the corresponding period in 2000. Gross margins related to product sales increased from $2.9 million, or 51% of revenues, to $4.1 million or 57% of revenues for the corresponding period in 2000. Gross margins related to maintenance revenues decreased from $360,000 for the nine months ended September 30, 1999 to $95,000 for the corresponding period in 2000 due to increased staffing levels and the impact of the upgrades of the Company's UNIX based customers on maintenance revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised primarily of salaries for administrative personnel, legal and professional services, occupancy and communication costs. Such expenses increased 25% from $1.9 million for the nine months ended September 1999 to $2.4 million for the corresponding period in 2000. The increase in general and administrative expenses was primarily due to professional fees incurred in conjunction with the ITC merger and increased staffing.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of the Company's sales force. Such expenses increased 17% from $1.2 million for the nine months ended September 30, 1999 to $1.4 million for the corresponding period in 2000 due primarily to increased salaries and commissions as the Company enlarged and restructured its sales force to better capture market opportunities.

RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 6% from $1.1 million in 1999 to $1.2 million for the corresponding period in 2000 due primarily to slightly higher headcount offset by reduced contract services. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, there can be no assurance that research and development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

STOCK-BASED COMPENSATION. On July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of ABP Opinion No. 25." FIN 44 clarifies the accounting consequences of various modifications to the terms of a previously stock option or award. Due to a significant decline in the estimated fair value of the Company's common stock, in February 1999, the exercise price of previously granted stock options was repriced to $5.28 per share, which was based upon the fair value of the Company's common stock as of that date, as determined by the Company's Board of Directors. In accordance with FIN 44, the options are accounted for as variable from the date of the adoption of FIN 44 until the date the option is exercised, forfeited, or expires unexercised. For the nine months ended September 30, 2000, the Company recorded stock-based compensation expense of approximately $654,000 as a result of the revaluing of the repriced options under variable accounting treatment. Additionally, the Company recognized non-employee stock-based compensation expense of $110,000 related to the issuance of stock purchase warrants as compensation for services rendered.

INTEREST EXPENSE, NET. For the nine months ended September 30, 1999, the Company recognized interest income of $5,000 and interest expense of $320,000. For the nine months ended September 30, 2000, the Company recognized interest income of $210,000 and interest expense of $252,000. Interest income increased substantially due to higher cash and cash equivalents held in interest bearing accounts, resulting from the proceeds of the Company's initial public offering, such proceeds received by the Company on April 5, 2000. Interest expense decreased due to the paydown of interest bearing obligations which commenced in the second quarter of 2000 upon receipt of the initial public offering proceeds.

OTHER EXPENSE. Prior to the consummation of the ITC transaction, ITC advanced funds to related entities on a regular basis. Due to management's assessment of the collectibility of the advances from these affiliated entities, the advances were charged to expense at the time of the advance. Also charged to expense due to management's estimate of collectibility was a note receivable issued by the Company to an affiliated entity to secure an acquisition right of first refusal. In the event the Company ultimately acquires the affiliated entity, the amount of the note will be applied to the purchase price. Such advances are included in other expenses on the statement of operations. For the nine months ended September 30, 1999 and 2000, the Company recognized non-operating expense of $0.7 and $0.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES. Since inception, the Company has funded operations primarily from proceeds from the sale of stock and borrowings from individuals and financial institutions. On March 31, 2000, the Company completed an IPO of 1,875,000 units, (units consist of one share of commons stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds to ImageWare aggregated approximately $13.5 million. The IPO proceeds were received by the Company on April 5, 2000. On May 2, 2000 the Company received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units. During the three month period ended September 30, 2000, the Company received proceeds of $1.7 million from the exercise of 176,673 warrants and 664 options.

As of September 30, 2000, ImageWare had total current assets of $12.4 million and total current liabilities of $2.9 million, or working capital of $9.1 million.

Net cash used in operating activities was $0.7 million for the nine months ending September 30, 1999 as compared to $5.4 million for the nine months ending September 30, 2000. The Company used cash to fund net losses of $2.7 million for the nine months ended September 30, 1999 and $2.4 million for the corresponding period in 2000. In 1999, the Company used cash of $0.1 million to fund increases in current assets offset by increases in current liabilities of $1.0 million (excluding debt) and $1.1 from non cash expenses (depreciation, amortization and non cash compensation). In 2000, the Company used cash of $0.7 million to fund increases in current assets and intangible assets, $3.3 million from decreases in current liabilities and deferred revenues (excluding debt) offset by $1.0 million from non cash expenses (depreciation, amortization and non cash compensation and extraordinary gain on debt extinguishment).

Net cash used by investing activities was $12,000 for the nine months ending September 30, 1999 as compared to $534,000 for the nine months ending September 30, 2000. The Company used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.

Net cash generated by financing activities was $0.7 million for the nine months ending September 30, 1999 as compared to $13.7 million for the corresponding period of 2000. Net cash generated for the nine months ending September 30, 2000 was primarily from net proceeds of $15.6 million from the company's IPO and $1.7 million from the exercise of options and warrants, offset by repayment of loans of $3.5 million, dividends paid on the Company's Series B preferred stock of $181,000 and the repurchase of the Company's common stock of $64,000.

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

                  On July 3, 2000, the Company issued 25,000 shares of common stock pursuant to the exercise of warrants at a price of $150,000 in exchange for a promissory note from the warrant holder.

                  On July 29, 2000, the Company issued 664 shares of common stock pursuant to the exercise of options at an aggregate price of $3,503 in accordance with the option agreement.

                  On August 22, 2000, the Company issued 625,000 shares of common stock pursuant to the Agreement of Merger and Plan of Reorganization dated July 6, 2000 between the Company and Imaging Technology Corporation as referenced in the Company's Form 8-K dated August 22, 2000.

                  On September 6, 2000, September 8, 2000 and September 12, 2000, the Company issued 100, 50,000 and 125,100 shares of common stock respectively, pursuant to the exercise of warrants at an aggregate price of $1,681,920 in accordance with the warrant agreements.

                  On September 18, 2000, the Company issued 1,473 shares of common stock pursuant to the exercise of warrants at an aggregate price of $11,651 in accordance with the warrant agreement.

                  On September 21, 2000, the Company issued 4,737 shares of common stock pursuant to the conversion of 25,000 shares of the Company's Series B Convertible Redeemable Preferred Stock.

                  On September 29, 2000 the Company issued 40,322 shares of common stock pursuant to an asset purchase agreement between Imaging Technology Corporation and Goddard Technologies. This asset purchase is deemed immaterial within the meaning of Rule 12b-2.

         ITEM 3.  DEFAULTS ON SENIOR SECURITIES
                  Not Applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not Applicable.

         ITEM 5.  OTHER INFORMATION
                  Not Applicable.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  During the three month period ended September 30, 2000, the Company filed Exhibit 2.1 "Agreement of Merger and Plan of Reorganization Among ImageWare Systems, Inc., ITC Acquisition Corporation, and Imaging Technology Corporation and Certain Stockholders of the Surviving Corporation" on Form 8-K on September 7, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               IMAGEWARE SYSTEMS, INC.


                               By:   /s/ WAYNE WETHERELL
                                  -------------------------------------------
                                     Wayne Wetherell, Chief Financial Officer

                               Date: November 14, 2000