Form 10QSB/A
period 2000-03-31
IMAGEWARE SYSTEMS INC
filed 2001-04-02
CIK 941685

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2001
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                   FORM 10QSB/A

                                   AMENDMENT 1
                        --------------------------------

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

                             IMAGEWARE SYSTEMS, INC.
                                      INDEX


                                                                                        Page No.
                                                                                        --------
RESTATEMENT                                                                                    3

PART I   FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS (UNAUDIDTED)                                   3


                  Condensed Consolidated Balance Sheet as of March 31, 2000                    3

                  Condensed Consolidated Statements of Operations for the three                4
                        months ended March 31, 2000 and 1999

                  Condensed Consolidated Statement of Cash Flows for the three                 5
                        months ended March 31, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements                         6


         ITEM 2.           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS                                           8


PART II  OTHER INFORMATION

         ITEM 1            LEGAL PROCEEDINGS                                                  12

         ITEM 2            CHANGES IN SECURITIES                                              12

         ITEM 3            DEFAULTS ON SENIOR SECURITIES                                      12

         ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                12

         ITEM 5            OTHER INFORMATION                                                  12

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K                                   12


RESTATEMENT

The undersigned registrant hereby amends its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 to amend Items 1 and 2 of Part 1 in its entirety.

The Company is restating the financial statements filed with the Company's Form 10-QSB for the three month period ending March 31, 2000 to delay the recording of the Company's initial public offering (IPO) until the offering proceeds were received by the Company. On March 30, 2000, the Securities and Exchange Commission declared the Company's registration statement effective and the registered securities were offered to the public on March 31, 2000, and the offering terminated on the same day, with the sale of all registered securities. The IPO proceeds were received on April 5, 2000. This restatement essentially moves the accounting for the stock proceeds receivable and equity entries in the last week of March to cash and equity entries in the first week of April and has no impact on the Company's revenues, gross margins, operating expenses or cash flow in that period.

The Company is restating the financial statements filed with the Company's Form 10-QSB for the three month period ending March 31, 2000 to revise the accounting for a loan issued in November of 1999. The loan contained a beneficial conversion feature, which required that a portion of the loan proceeds be allocated to equity. Subsequent to issuance, the amount of the beneficial conversion feature should have been recognized as interest expense through the loan conversion date. The restatement will increase interest expense and the net loss by $889,000. This change has no impact on the Company's revenues, gross margins, operating expenses, working capital or cash flows.

These items are further explained in Note 2, Note 4 and Note 5 to these Condensed Consolidated Financial Statements.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             IMAGEWARE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                 MARCH 31, 2000
                                                                 --------------
                                                                  (UNAUDITED)
Current Assets:
     Cash                                                              235
     Accounts Receivable, net                                        2,790
     Inventory                                                           9
     Other Assets                                                    1,059
                                                                  -----------
                       Total Current Assets                          4,093

Property and Equipment, net                                            193
Intangible assets - net                                              1,634
                                                                  -----------
                         TOTAL ASSETS                                5,920
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                2,174
     Deferred Revenue                                                  761
     Accrued expenses                                                2,586
     Deferred compensation                                             300
     Accrued interest                                                  515
     Notes payable to bank                                             500
     Notes payable to related parties                                2,661
                                                                  ----------

                               Total Current liabilities             9,497

Stockholders' equity (deficit):
     Common Stock at par value                                          12
     Preferred Stock                                                     4
     Additional paid in capital                                     17,489
     Accumulated Deficit                                           (21,082)
                                                                  -----------

                  Total stockholders' equity (deficit)              (3,577)

                                                                  -----------
                 TOTAL LIABILITIES AND EQUITY                        5,920
                                                                  ===========


      See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2000              1999
                                                   --------          --------
REVENUES:
  Product                                            1,427               753
  Maintenance                                          272               357
  License and other                                     33                38
                                                   -----------------------------
                                                     1,732             1,148
Cost of revenue:
  Product                                              556               238
  Maintenance                                          307               207
                                                   -----------------------------
Gross profit                                           869               703
                                                   -----------------------------

Operating Expenses:
General and Administrative                             639               376
Sales and marketing                                    400               214
Research & Development                                 323               304
Depreciation and amortization                          244               271
                                                   -----------------------------
                                                     1,606             1,165

Loss from Operations                                  (737)             (462)

Interest expense, net                                1,060                88
                                                   -----------------------------

Loss before income taxes                            (1,797)             (550)

Tax provision                                            -                 -
                                                   -----------------------------
Net Loss                                            (1,797)             (550)
                                                   =============================

Net Loss per common share - see note 2             $ (1.56)         $  (0.64)

Basic and diluted common shares                    1,161,802          899,081


      See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (IN THOUSANDS; UNAUDITED)
--------------------------------------------------------------------------------


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                      2000                 1999
                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $    (1,797)        $       (550)
    Adjustments to reconcile net loss to net cash
    used by operating activities:
        Depreciation and amortization                                   244                  271
        Deferred revenue                                                (92)                 (51)
        Non-cash interest on convertible debt                           889                    -
Change in assets and liabilities
            Accounts receivable, net                                    130                 (277)
            Inventory                                                   103                  (55)
            Other current assets                                        (51)                (203)
            Accounts payable                                            488                  241
            Accrued expenses                                             94                  177
            Accrued interest                                            139                   52
                                                        -----------------------------------------

               Total adjustments                                      1,944                  155
                                                        -----------------------------------------

                Net cash provided (used) by
                  operating activities                                  147                 (395)
                                                        -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (24)                  (1)
                                                        -----------------------------------------

                Net cash provided (used) by
                  investing activities                                  (24)                  (1)
                                                        -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                56                  500
  Repayment of loans                                                   (100)
                                                        -----------------------------------------

                Net cash provided by financing activities               (44)                 500
                                                        -----------------------------------------

                Net increase in cash                                     79                  104

Cash at beginning of period                                             156                   46
                                                        -----------------------------------------

                Cash at end of period                            $      235           $      150
                                                        -----------------------------------------

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash paid for interest                                       $        9           $       36
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

RESTATEMENT

The first quarter balance sheet has been restated as follows:


                                             March 31, 2000
                                                   AS                        AS
                                                REPORTED                  RESTATED
                                           -------------------        ------------------
Stock proceeds receivable                              13,538                         -
Total current assets                                   16,805                     4,093
Other Assets                                              233                     1,059
Total Assets                                           18,632                     5,920

Accrued Expenses                                        2,512                     2,586
Common stock                                               30                        12
Additional paid in capital                             29,369                    17,489
Accumulated Deficit                                   (20,194)                  (21,082)
Total Stockholders equity (deficit)                     9,209                    (3,577)
Total Liabilities and equity (deficit)                 18,632                     5,920


In connection with the Company's initial public offering, on March 30, 2000, the Securities and Exchange Commission declared the Company's registration statement effective and the registered securities were offered to the public on March 31, 2000 and the offering terminated on the same day, with the sale of all the registered securities. The offering proceeds were received by the Company on April 5, 2000, therefore, the effect of the IPO on the balance sheet was not recorded until receipt of the offering proceeds.

The first quarter results have been restated as follows:


                                                        THREE MONTHS ENDED
                                                           March 31, 2000
                                                   AS                        AS
                                                REPORTED                  RESTATED
                                           -------------------        ------------------
Interest expense, net                              $  171,000               $ 1,060,000
Loss from Operations                               $ (908,000)              $(1,797,000)
Net Loss                                           $ (908,000)              $(1,797,000)
Basic loss per share                               $    (0.79)              $     (1.56)


During the quarter ended March 31, 2000, the Company recorded an expense of $889,000 due to the convertibility feature embedded in a debt instrument. The value of this beneficial conversion feature was measured using its intrinsic value, i.e. the excess of the aggregrate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $899,000; therefore the Company limited recognition of the beneficial conversion feature to approximately $899,000 of proceeds allocated to the debt. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period beginning on the date of issuance, November 10, 1999 and ending on the date the note became immediately convertible, April 1, 2000, using the effective interest rate method.

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

The following table sets forth the computation of basic and diluted loss per share for the periods ended March 31, 2000 and 1999:


                                                                               2000                    1999
             Numerator
                  Net loss                                               $       (1,797)        $         (550)
                  Less Series B preferred dividends                                 (21)                   (21)
                                                                         ---------------        ----------------

                  Loss available to common shareholders                  $       (1,818)        $         (571)
                                                                         ================       ===============

             Denominator

                  Weighted-average shares outstanding                         1,161,802                899,081
                                                                         ================       ===============

                  Basic and diluted earnings per share                   $        (1.56)        $        (0.64)
                                                                         ================       ===============


NOTE 3. RELATED PARTY TRANSACTIONS.

On March 30, 2000, two officers of the Company loaned ImageWare $58,000 pursuant to short-term promissory notes. This debt was incurred to meet working capital needs. The entire amount of the notes was due on the date the Company closed its IPO. The loan was paid in full on April 5, 2000.

NOTE 4. INITIAL PUBLIC OFFERING

On March 31, 2000, the Company completed an IPO of 1,875,000 units, (units consist of one share of common stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds to ImageWare aggregated approximately $13.5 million. This issuance of securities is not reflected in the March 31, 2000 condensed consolidated financial statements as the proceeds were received by the Company subsequent to this date on April 5, 2000.

On May 2, 2000 the Company received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units. The company utilized approximately $3.1 million of the proceeds to reduce notes payable in the second quarter of 2000.

NOTE 5.  NOTES PAYABLE

In November 1999, the Company issued a convertible promissory note for $1,250,000 at an interest rate of 10%, due the earlier of February 10, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owns approximately 31% of the Company's common shares outstanding). Under the terms of the note, the principal amount is fixed in Japanese yen and shall be repaid in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest has not been paid prior to April 1, 2000, the note becomes convertible to common stock at $1.00 per share. In conjunction with the note, the Company issued the individual a warrant to purchase 125,000 shares of common stock for $6.00 per share. The Company has recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $361,000.

The Company recorded a charge of $889,000 for the beneficial conversion feature embedded in this debt instrument. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore, the Company limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to the date the note becomes immediately convertible, April 1, 2000 using the effective interest rate method.

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

INTEREST EXPENSE. The Company recorded total interest expense of $1,060,000 during the three months ended March 31, 2000 of which $889,000 relates to the accretion of a beneficial conversion feature embedded in the Company's convertible promissory note issued in November 1999, as more fully explained in Note 5 to these Condensed Consolidated Financial Statements.

Exclusive of this charge, interest expense increased 93% from approximately $89,000 for the three months ended March 31, 1999 to $171,000 for the same period in 2000. The increase reflects the cost of additional debt that the Company incurred to fund operations in 1999 and the first three months of 2000.

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

As of March 31, 2000 ImageWare had total current assets of $4.1 million and total current liabilities of $9.5 million, or negative working capital of $5.4 million.

Net cash generated from operating activities was $147,000 for the three months ending March 31, 2000. The Company used cash to fund the net loss for the three months ended March 31, 2000 of $1,797,000. The company generated cash of $182,000 from reductions in current assets, $629,000 from increases in current liabilities (excluding debt) and $1,133,000 from non cash expenses (depreciation, amortization and non cash interest) during the three months ending March 31, 2000.

The Company's believes that with the receipt of funds from the Company's initial public offering, such funds being received by the Company on April 5, 2000, that the funds held in cash and cash equivalents and funds provided by operation will be sufficient to finance its working capital requirements for at least the next twelve months.

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

         ITEM 2.  CHANGES IN SECURITIES

                  On March 30, 2000, the Securities and Exchange Commission declared the Company's Amendment No. 2 of the Registration Statement on Form SB-2 (333-93131) effective under the Securities Act of 1933, as amended. The registered securities were offered to the public on March 31, 2000, and the offering terminated on the same day, with the sale of all of the registered securities. The managing underwriters of the offering were Paulson Investment Company, Inc. and I-Bankers Securities, Inc. This issuance of securities is not reflected in the March 31, 2000 condensed consolidated financial statements pending receipt of the offering proceeds. These proceeds were received by the Company on April 5, 2000.

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

                              IMAGEWARE SYSTEMS, INC.

                              By: /s/ Wayne Wetherell
                                 ---------------------------------------------
                                      Wayne Wetherell, Chief Financial Officer

                              Date: April 2, 2001