Form 10QSB/A
period 2000-06-30
IMAGEWARE SYSTEMS INC
filed 2001-04-02
CIK 941685

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2001

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

                             IMAGEWARE SYSTEMS, INC.
                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
RESTATEMENT                                                                                         3

PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                                  3

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                                             3

                  Condensed Consolidated Statements of Operations for the three and six months
                        ended June 30, 2000 and 1999                                                4

                  Condensed Consolidated Statement of Cash Flows for the six months
                        ended June 30, 2000 and 1999                                                5

                  Notes to Condensed Consolidated Financial Statements                              6


         ITEM 2.  Management's Discussion and Analysis of Financial                                 8
                  Condition and Results of Operations


PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                14

         ITEM 2.  CHANGES IN SECURITIES                                                            14

         ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                                    14

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                                  14
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                                                14

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 14


RESTATEMENT

The undersigned registrant hereby amends its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 to amend Items 1 and 2 of Part 1 in its entirety.

The Company is restating the financial statements filed with the Company's Form 10-QSB for the three month period ending June 30, 2000 to revise the accounting for a loan issued in November of 1999. The loan contained a beneficial conversion feature, which required that a portion of the loan proceeds be allocated to equity. Subsequent to issuance, the amount of the beneficial conversion feature should have been recognized as interest expense through the loan conversion date. As a result of the restatement, interest expense and net loss increased by $889,000 in the 3 months ended March 31, 2000. During the second quarter ending June 30, 2000, the Company extinguished the debt. The difference between the debt payment of $1,250,000 and the carrying amount of $628,000 was recorded as an extraordinary gain of $622,000. This change has no impact on the Company's revenues, gross margins, operating expenses, working capital or cash flows in those periods.

The Company is restating the financial statements filed with the Company's Form 10-QSB for the three month period ending June 30, 2000 to reflect additional stock-based compensation relative to a warrant issued for consulting services. The restatement will reduce net income in the quarter ended June 30, 2000 by $79,000. This change has no impact on the Company's revenues, gross margins, working capital or cash flows in that period.

These items are further explained in Note 2 and Note 5 to these Condensed Consolidated Financial Statements.

                                     PART I
                         FINANCIAL INFORMATION - ITEM 1.
                        FINANCIAL STATEMENTS (UNAUDITED)

                             IMAGEWARE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                    6/30/00               12/31/99
                                                  -----------             --------
                                                  (UNAUDITED)
Current Assets:
   Cash                                               7,665                   156
   Accounts receivable, net                           3,871                 2,920
   Inventory                                              8                   112
   Other Assets                                         320                   183
                                                  -----------             --------
        Total Current Assets                         11,864                 3,371

Property and Equipment, net                             202                   192
Intangible assets, net                                1,413                 2,347
                                                  -----------             --------
            TOTAL ASSETS                             13,479                 5,910
                                                  ===========             ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                     438                 1,625
   Deferred Revenue                                     677                   853
   Accrued expenses                                   1,344                 2,227
   Deferred compensation                                  -                   294
   Accrued interest                                     170                   437
   Notes payable to bank                                  -                   500
   Notes payable to related parties                      56                 1,719
                                                  -----------             --------
             Total Current liabilities                2,685                 7,655

Notes Payable to Related Parties, Net of
  current portion                                         -                    36
                                                  -----------             --------
Total Liabilities                                     2,685                 7,691

Stockholders' equity (deficit):
   Common Stock at par value                             33                    12
   Preferred Stock                                        4                     4
   Additional paid in capital                        31,536                17,489
   Treasury Stock                                       (64)                    -
   Accumulated Deficit                              (20,715)              (19,286)
                                                  -----------             --------
              Total stockholders' equity             10,794                (1,781)
                                                  -----------             --------
            TOTAL EQUITY AND LIABILITIES             13,479                 5,910
                                                  ===========             ========


      See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                            2000          1999            2000        1999
                                                         ---------     ---------       ---------   ---------
REVENUES:
  Product                                                    1,688           664           3,115       1,417
  Maintenance                                                  356           385             627         742
  License and other                                             24            43              58          81
                                                         ---------     ---------       ---------   ---------
                                                             2,068         1,092           3,800       2,240

Cost of revenue
Product                                                        312           317             868         554
Maintenance                                                    310           222             617         430
                                                         ---------     ---------       ---------   ---------
Gross profit                                                 1,446           553           2,315       1,256
                                                         ---------     ---------       ---------   ---------
Operating, Gen & Admin.                                        752           791           1,391       1,167
Sales and marketing                                            301           281             702         495
Research & Development                                         302           265             624         569
Depreciation and amortization                                  252           262             496         533
                                                         ---------     ---------       ---------   ---------
                                                             1,607         1,599           3,213       2,764

Loss from Operations                                          (161)       (1,046)           (898)     (1,508)

Interest (income) expense, net                                 (87)          104             973         192

Income (loss) before income taxes                              (74)       (1,150)         (1,871)     (1,700)

Tax provision                                                    -             -               -           -

Extraordinary item:
   Gain on debt extinguishment
      net of income taxes of $0                                622             -             622           -
                                                         ---------     ---------       ---------   ---------
Net income (loss)                                              548        (1,150)         (1,249)     (1,700)
                                                         =========     =========       =========   =========

Basic earnings (loss) per share - see note 2

   Earnings (loss) before extraordinary item             $   (0.03)    $   (1.23)      $   (0.87)  $   (1.88)
   Extraordinary item                                         0.19             -            0.28           -
   Earnings (loss) per share                                  0.16         (1.23)          (0.59)      (1.88)

Weighted average shares (basic)                          3,220,989       949,135       2,198,346     924,108


     See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (IN THOUSANDS; UNAUDITED)


                                                                    Six Months                Six Months
                                                                   Ended June 30,            Ended June 30,
                                                                        2000                       1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $  (1,249)                 $  (1,700)
  Adjustments to reconcile net loss to net cash
   used by operating activities
     Depreciation and amortization                                        496                        543
     Noncash compensation and fees                                        129                        348
     Deferred revenue                                                       -                          -
     Change in assets and liabilities
       Accounts receivable, net                                          (951)                      (476)
       Inventory                                                          104                        (24)
       Other current assets                                              (137)                        13
       Other long-term assets                                            (332)                        (6)
       Accounts payable                                                (1,187)                       148
       Accrued expenses                                                  (808)                       532
       Deferred compensation                                             (294)                         -
       Accrued interest                                                    62                         70
       Deferred revenue                                                  (176)                        93
                                                                    ----------                 ----------
         Total adjustments                                             (3,094)                     1,241
                                                                    ----------                 ----------

         Net cash used by operating activities                         (4,343)                      (459)
                                                                    ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (65)                        (8)
                                                                    ----------                 ----------

         Net cash used by investing activities                            (65)                        (8)
                                                                    ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                  56                        500
  Repayment of loans                                                   (3,473)                       (10)
  Proceeds from issuance of stock, net of issuance costs               15,579                          -
  Repurchase of common stock                                              (64)                         -
  Dividends paid                                                         (181)                         -
                                                                    ----------                 ----------

         Net cash (used)/provided by financing activities              11,917                        490
                                                                    ----------                 ----------

         Net (decrease) increase) in cash                               7,509                         23

Cash at beginning of period                                               156                         46
                                                                    ----------                 ----------

         Cash at end of period                                      $   7,665                  $      69
                                                                    ==========                 ==========

NON-CASH TRANSACTIONS
  Value allocated to warrants for services                                 82
  Issuance of stock for loan guarantee                                                               348

SUPPLEMENTAL CASH FLOWS INFORMATION
  Cash paid for interest                                                  377                         66


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

NOTE 2. RESTATEMENT

The second quarter balance sheet has been restated as follows:

                                              December 31, 1999
                                       As reported           As restated
                                       -----------           -----------
Note payable to
   related parties, net of
   current portion(2)                         925                   36
Total Liabilities                           8,580                7,691
Additional paid-in capital(2)              16,600               17,489
Total stockholders' equity(2)              (2,670)              (1,781)


The second quarter results have been restated as follows (in thousands, except per share data):


                                                     THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                        June 30, 2000                                   June 30, 2000
                                                  AS                      AS                     AS                       AS
                                               REPORTED                RESTATED               REPORTED                 RESTATED
                                             ------------             ------------         --------------           --------------
General & Administrative expense(1)                $ 673                  $   752                $ 1,312                  $ 1,391
Loss from Operations                               $ (82)                 $  (161)               $  (819)                 $  (898)
Interest expense, net(2)                           $ (87)                 $   (87)               $    84                  $   973
Income (loss) before income taxes                  $   5                  $   (74)               $  (903)                 $(1,871)
Extraordinary item:
  Gain on extinguishment of debt,
    net of income tax of $0(2)                     $   -                  $   622                $     -                  $   622
Net income (loss)                                  $   5                  $   548                $  (903)                 $(1,249)
Basic earnings (loss) per share:
  Earnings (loss) before extraordinary item        $   -                  $ (0.03)               $ (0.43)                 $ (0.87)
  Extraordinary item                               $   -                  $  0.19                $     -                  $  0.28
  Earnings (loss) per share                        $   -                  $ (0.16)               $ (0.43)                 $ (0.59)


(1) The Company recorded an expense of $79,000 to properly record the issuance of common stock purchase warrants for consulting services.

(2) During the quarter ended March 31, 2000, the Company recorded interest expense of $889,000 due to the convertibility feature embedded in a debt instrument. The value of this beneficial conversion feature was measured using its intrinsic value, i.e. the excess of the aggregrate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $899,000; therefore the Company limited recognition of the beneficial conversion feature to approximately $899,000 of proceeds allocated to the debt. The beneficial conversion feature was treated as a discount on the Note, as such, a portion of the loan proceeds were allocated to additional paid-in capital. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period beginning on the date of issuance, November 10, 1999 and ending on the date the note became immediately convertible, April 1, 2000, using the effective interest rate method.

         During the second quarter ending June 30, 2000, the Company extinguished the debt. The difference between the debt payment of $1,250,000 and the carrying amount of $628,000 was recorded as an extraordinary gain of $622,000.

NOTE 3.   EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted loss per share for the periods ended June 30, 1999 and 2000:


                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30,                               JUNE 30,
                                                   2000              1999                 2000              1999
                                               ------------      ------------        ------------       ------------
Numerator
     (Loss) before income taxes and
        extraordinary item                     $        (74)     $     (1,150)       $     (1,871)      $     (1,700)
     Less Series B preferred dividends                  (21)              (21)                (41)               (41)
                                               ------------      ------------        ------------       ------------

     Loss available to common shareholders
        before extraordinary item                       (95)           (1,171)             (1,912)            (1,741)
                                               ------------      ------------        ------------       ------------

     Extraordinary item - see note 5                    622                 -                 622                  -
                                               ------------      ------------        ------------       ------------

     Net income (loss) available to common
        shareholders                                    527            (1,171)             (1,290)            (1,741)
                                               ============      ============        ============       ============

Denominator
     Weighted-average shares outstanding          3,220,989           949,135           2,198,346            924,108
                                               ============      ============        ============       ============

     Basic and diluted earnings per share
        before extraordinary item              $      (0.03)     $      (1.23)       $      (0.87)      $      (1.88)
     Extraordinary item                        $       0.19      $          -        $       0.28       $          -
     Net income (loss) per share               $       0.16      $      (1.23)       $      (0.59)      $      (1.88)


NOTE 4.  RELATED PARTY TRANSACTIONS.

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

NOTE 5.  INITIAL PUBLIC OFFERING

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

NOTE 6.  NOTES PAYABLE AND EXTRAORDINARY ITEM

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

The Company recorded a charge of $889,000 for the beneficial conversion feature embedded in this debt instrument during the first quarter 2000. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore, the Company limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to the date the note becomes immediately convertible, April 1, 2000, using the effective interest method.

On April 5, 2000, the Company used a portion of the proceeds from its initial public offering to extinguish this outstanding debt. The difference between the debt payment amount of $1,250,000 and the carrying amount of the debt of approximately $628,000 was recorded as an extraordinary gain of $622,000.

NOTE 7.  LETTER OF CREDIT

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

NOTE 8.  SUBSEQUENT EVENTS

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

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses are comprised primarily of salaries for administrative personnel, legal and professional services, occupancy and communication costs. Such expenses decreased 4% from $0.8 million for the three months ended June
30, 1999 to $0.7 million for the corresponding period in 2000 due primarily to a one-time charge for costs associated with loan guarantees by certain officers and directors of the Company in 1999.

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

EXTRAORDINARY ITEM.

In November 1999, the Company issued a convertible promissory note for $1,250,000 at an interest rate of 10%, due the earlier of February 10, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owned approximately 31% of the Company's common shares outstanding at the date of note issuance). Under the terms of the note, the principal amount is fixed in Japanese yen and shall be repaid in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest has not been paid prior to April 1, 2000, the note becomes convertible to common stock at $1.00 per share. In conjunction with the note, the Company issued the individual a warrant to purchase 125,000 shares of common stock for $6.00 per share. The Company has recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $361,000.

The Company recorded a charge of $889,000 for the beneficial conversion feature embedded in this debt instrument. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore, the Company limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to date the note becomes immediately convertible, April 1, 2000, using the effective interest method.

On April 5, 2000, the Company used a portion of the proceeds from its initial public offering to extinguish this outstanding debt. The difference between the debt payment amount of $1,250,000 and the carrying amount of the debt of approximately $628,000 was recorded as an extraordinary gain of $622,000.

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

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses are comprised primarily of salaries for administrative personnel, legal and professional services, occupancy and communication costs. Such expenses increased 19% from $1.2 million for the six months ended June 30, 1999 to $1.4 million for the corresponding period in 2000.

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

INTEREST EXPENSE, NET. The Company recorded total interest expense of $1,078,000, net of interest income of $105,000 for the six months ended June 30, 2000 of which $889,000 relates to the accretion of a beneficial conversion feature embedded in the Company's convertible promissory note issued in November 1999, as more fully explained in Note 5 to these Condensed Consolidated Financial Statements.

Exclusive of this charge, for the six months ended June 30, 1999, the Company recognized interest income of $3,000 and interest expense of $195,000. For the six months ended June 30, 2000, the Company recognized interest income of $105,000 and interest expense of $189,000. Interest income increased substantially due to higher cash and cash equivalents held in interest bearing accounts, resulting from the proceeds of the Company's IPO, such proceeds received by the Company on April 5, 2000.

EXTRAORDINARY ITEM.

In November 1999, the Company issued a convertible promissory note for $1,250,000 at an interest rate of 10%, due the earlier of February 10, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owned approximately 31% of the Company's common shares outstanding at the date of note issuance). Under the terms of the note, the principal amount is fixed in Japanese yen and shall be repaid in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest has not been paid prior to April 1, 2000, the note becomes convertible to common stock at $1.00 per share. In conjunction with the note, the Company issued the individual a warrant to purchase 125,000 shares of common stock for $6.00 per share. The Company has recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $361,000.

The Company recorded a charge of $889,000 for the beneficial conversion feature embedded in this debt instrument. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore, the Company limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to date the note becomes immediately convertible, April 1, 2000.

On April 5, 2000, the Company used a portion of the proceeds from its initial public offering to extinguish this outstanding debt. The difference between the debt payment amount of $1,250,000 and the carrying amount of the debt of approximately $628,000 was recorded as an extraordinary gain of $622,000.

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

Net cash used in operating activities was $0.5 million for the six months ending June 30, 1999 as compared to $4.3 million for the six months ending June 30, 2000. The Company used cash to fund net losses of $1.7 million for the six months ended June 30, 1999 and $1.2 million for the corresponding period in 2000. In 1999, the Company used cash of $0.5 million to fund increases in current assets offset by increases in current liabilities of $0.8 million (excluding debt) and $0.9 from non cash expenses (depreciation, amortization and non cash compensation). In 2000, the Company used cash of $1.3 million to fund increases in current assets and other long-term assets, $2.6 million from decreases in current liabilities and deferred revenues (excluding debt) offset by $0.6 million from non cash expenses (depreciation, amortization and non-cash compensation).

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

                                Date: April 2, 2001