Form 10QSB/A
period 2000-09-30
IMAGEWARE SYSTEMS INC
filed 2001-04-02
CIK 941685

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2000

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

                             IMAGEWARE SYSTEMS, INC.
                                      INDEX


                                                                                     Page No.
                                                                                     --------
RESTATEMENT                                                                             3

PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999                                                          4

         Condensed Consolidated Statements of Operations for the three and
         nine months ended September 30, 2000 and 1999                                  5

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999                                       6

         Notes to Condensed Consolidated Financial Statements                           7


         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   14

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                     21

         ITEM 2.  CHANGES IN SECURITIES                                                 21

         ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                         22

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                       22
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                                     22

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      22


RESTATEMENT

The undersigned registrant hereby amends its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 to amend Items 1 and 2 of Part 1 in its entirety.

The Company is restating the financial statements filed with the Company's Form 10-QSB for the nine month period ending September 30, 2000 to revise the accounting for a loan issued in November of 1999. The loan contained a beneficial conversion feature, which required that a portion of the loan proceeds be allocated to equity. Subsequent to issuance, the amount of the beneficial conversion feature should have been recognized as interest expense through the loan conversion date. The restatement increased interest expense and the net loss by $889,000 in the quarter ended March 31, 2000. During the second quarter ending June 30, 2000, the Company extinguished the debt. The difference between the debt payment of $1,250,000 and the carrying amount of $628,000 was recorded as an extraordinary gain of $622,000. This change has no impact on the Company's revenues, gross margins, operating expenses, working capital or cash flows in those periods.

The Company is restating the financial statements filed with the Company's Form 10-QSB for the nine month period ending September 30, 2000 to revise its year-to-date results to reflect additional stock-based compensation relative to a warrant issued for consulting services. The restatement reduced net income in the quarter ended June 30, 2000 by $79,000. This change has no impact on the Company's revenues, gross margins, working capital or cash flows in that period.

The Company is restating the financial statements filed with the Company's Form 10-QSB for the nine month period ending September 30, 2000 to revise its loss per share in the periods presented in this Form 10-QSB, primarily to properly reflect the shares issued upon consummation of its pooling-of-interests business combination in its weighted average share calculation. This change has no impact on the Company's revenues, gross margins, operating expenses, working capital or cash flows in those periods.

These items are further explained in Note 2 and Note 6 to these Condensed Consolidated Financial Statements.

                                     PART I
                         FINANCIAL INFORMATION - ITEM 1.
                        FINANCIAL INFORMATION (UNAUDITED)

                             IMAGEWARE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                    9/30/2000          12/31/1999
                                                                   (UNAUDITED)        (RESTATED -
                                                                                       SEE NOTE 3)
Current Assets:
     Cash                                                           $   7,844          $      159
     Accounts receivable, net                                           3,780               3,358
     Inventory                                                            275                 275
     Other assets                                                         352                 191
                                                                    ---------          ----------
                              Total Current Assets                     12,251               3,983

Property and equipment, net                                               397                 192
Intangible assets, net                                                  1,870               2,347
                                                                    ---------          ----------
                                   TOTAL ASSETS                     $  14,518          $    6,522
                                                                    =========          ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                               $     809          $    1,979
     Deferred revenue                                                     331                 884
     Accrued expenses                                                     752               2,226
     Accrued expenses - related parties                                   388                 456
     Deferred compensation                                                  -                 294
     Accrued interest                                                     259                 637
     Notes & advances payable to bank and 3rd parties                     146                 500
     Notes payable to related parties                                     210               1,952
                                                                    ---------          ----------
                              Total Current Liabilities                 2,895               8,928

Notes payable to related parties, net of current portion                    -                  36
                                                                    ---------          ----------
                              Total Liabilities                         2,895               8,964

Shareholders' equity (deficit):
     Preferred stock                                                        4                   4
     Common stock at par value                                             41                  17
     Additional paid in capital                                        35,136              17,715
     Unearned stock-based compensation                                   (193)                  -
     Treasury stock                                                       (64)                  -
     Shareholder note receivable                                         (150)                  -
     Accumulated deficit                                              (23,151)            (20,178)
                                                                    ---------          ----------
                   Total shareholders' equity (deficit)                11,623              (2,442)
                                                                    ---------          ----------
           TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES               $  14,518          $    6,522
                                                                    =========          ==========


      See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                            2000            1999            2000               1999
                                                        ----------      ----------       -----------        -----------
REVENUES:
  Product                                               $    1,796      $    1,847       $     6,247        $     4,628
  Maintenance                                                  335             215             1,036              1,008
  License and other                                              -              53                58                137
                                                        ----------      ----------       -----------        -----------
                                                             2,131           2,115             7,341              5,773

COST OF REVENUE:
  Product                                                      826             672             2,093              1,694
  Maintenance                                                  322             215               941                648
                                                        ----------      ----------       -----------        -----------
Gross profit                                                   983           1,228             4,307              3,431
                                                        ----------      ----------       -----------        -----------
OPERATING EXPENSES:
  General & administrative                                     742             713             2,485              1,929
  Sales and marketing                                          368             354             1,417              1,214
  Research & development                                       360             375             1,175              1,107
  Stock-based compensation                                     784               -               784                349
  Depreciation and amortization                                249             267               744                800
                                                        ----------      ----------       -----------        -----------
                                                             2,503           1,709             6,605              5,399
                                                        ----------      ----------       -----------        -----------
Loss from operations                                        (1,520)           (481)           (2,298)            (1,968)

Interest (income) expense, net                                 (79)            112               931                315

Other (income) expense, net                                    331              (2)              730                428
                                                        ----------      ----------       -----------        -----------
Loss before income taxes                                    (1,772)           (591)           (3,959)            (2,711)

Tax provision                                                    -               -                 -                  -

Extraordinary item:
  Gain on debt extinguishment
     net of income taxes of $0                                 547               -             1,168                  -
                                                        ----------      ----------       -----------        -----------
Net loss                                                $   (1,225)     $     (591)      $    (2,791)       $    (2,711)
                                                        ==========      ==========       ===========        ===========

Basic loss per share - see note 2
  Loss before extraordinary item                        $    (0.45)     $    (0.57)      $     (1.25)       $     (2.85)
  Extraordinary item                                    $     0.14      $        -       $      0.36        $         -
  Net loss                                              $    (0.31)     $    (0.57)      $     (0.89)       $     (2.85)

Weighted average shares (basic)                          4,001,229       1,075,249         3,219,671            974,856


      See accompanying notes to condensed consolidated financial statements

                             IMAGEWARE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (IN THOUSANDS; UNAUDITED)


                                                                   Nine Months          Nine Months
                                                                 Ended Sept. 30,       Ended Sept. 30,
                                                                      2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $       (2,791)       $       (2,711)
   Adjustments to reconcile net loss to net cash
     used by operating activities
       Depreciation and amortization                                        744                    800
       Amortization of stock-based compensation                             863                    349
       Extraordinary gain on debt extinguishment                           (547)                     -
       Change in assets and liabilities
         Accounts receivable, net                                          (263)                   (6)
         Inventory                                                           80                   (91)
         Other current assets                                              (146)                  (53)
         Intangible assets                                                 (373)                     -
         Accounts payable                                                (1,216)                   313
         Accrued expenses                                                (1,093)                   405
         Deferred compensation                                             (294)                     -
         Accrued interest                                                   123                   340
         Deferred revenue                                                  (552)                   (2)
                                                                 --------------        ---------------
           Net cash used by operating activities                         (5,465)                 (656)
                                                                 --------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      (220)                  (12)
   Acquisition of business, net of cash acquired                              9                      -
   Payment on advances from related stockholders                            (23)                     -
   Purchase of other intangible assets                                     (300)                     -
                                                                 --------------        ---------------
           Net cash used by investing activities                           (534)                  (12)
                                                                 --------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdrafts                                                            -                  (193)
   Proceeds from issuance of notes payable                                  156                  1,069
   Repayment of loans                                                    (3,503)                 (435)
   Proceeds from issuance of stock, net of issuance costs                15,579                    300
   Proceeds from exercise of options and warrants                         1,697                      -
   Repurchase of common stock                                               (64)                     -
   Dividends paid                                                          (181)                     -
                                                                 --------------        ---------------

           Net cash provided by financing activities                     13,684                    741

           Net increase in cash                                           7,685                     73

             Cash at beginning of period                                    159                     46
                                                                 --------------        ---------------
             Cash at end of period                               $        7,844        $           119
                                                                 ==============        ===============

NON-CASH TRANSACTIONS
   Exercise of warrants for note receivable                      $          150        $             -
                                                                 ==============        ===============
   Note payable and accrued interest converted to common stock   $            -        $           574
                                                                 ==============        ===============
SUPPLEMENTAL CASH FLOWS INFORMATION
   Cash paid for interest                                        $          393        $           105
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

NOTE 2.  RESTATEMENT

The third quarter balance sheet has been restated as follows (in thousands):


                                             September 30, 2000              December 31, 1999
                                              AS             AS              AS             AS
                                           REPORTED       RESTATED         REPORTED      RESTATED
Notes receivable(4)                             150            -
Current assets(4)                            12,401       12,251
Total assets(4)                              14,668       14,518

Notes payable to related parties,
   net of current portion(1)                                                   925             36
Total liabilities(1)                                                         9,853          8,964
Additional paid-in capital(1)                                               16,826         17,715
Notes receivable from shareholder(4)              -          150
Total stockholders' equity                   11,773       11,623            (3,331)        (2,442)
Total shareholders' equity and liabilities   14,668       14,518


The third quarter results have been restated as follows (in thousands, except per share data):


                                                THREE MONTHS ENDED          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                September 30, 2000          September 30, 1999            September 30, 2000
                                                  AS            AS           AS            AS           AS                  AS
                                               REPORTED      RESTATED     REPORTED      RESTATED     REPORTED            RESTATED
                                               --------      --------     --------      --------     --------            --------
General & Administrative expense(2)                                                                  $  2,406            $  2,485
Loss from Operations                                                                                 $ (2,219)           $ (2,298)
Interest (income) expense, net(1)                                                                    $     42            $    931
Income (loss) before income taxes                                                                    $ (2,991)           $ (3,959)
Extraordinary item:
  Gain on extinguishment of debt,
    net of income tax of $0(1)                                                                       $    547            $ 1,168
Net income (loss)                                                                                    $ (2,444)           $(2,791)
Basic earning (loss) per share:(3)
  Earnings (loss) before extraordinary item     $ (0.49)       $ (0.45)    $ (0.33)     $ (0.57)     $  (1.14)           $ (1.25)
  Extraordinary item                            $  0.15        $  0.14     $     -      $     -      $   0.20            $  0.36
  Earnings (loss) per share                     $ (0.34)       $ (0.31)    $ (0.33)     $ (0.57)     $  (0.93)           $ (0.89)




                                                       NINE MONTHS ENDED
                                                       September 30, 1999
                                                     AS                 AS
                                                  REPORTED           RESTATED
                                                  --------           --------
General & Administrative expense
Loss from Operations
Interest (income) expense, net
Income (loss) before income taxes
Extraordinary item:
  Gain on extinguishment of debt,
    net of income tax of $0
Net income (loss)
Basic earning (loss) per share:
  Earnings (loss) before extraordinary item      $ (2.14)           $ (2.85)
  Extraordinary item                             $     -            $     -
  Earnings (loss) per share                      $ (2.14)           $ (2.85)


(1) During the first quarter ending March 31, 2000, the Company recorded interest expense of $889,000 due to the convertibility feature embedded in a debt instrument. The value of this beneficial conversion feature was measured using its intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore the Company limited recognition of the beneficial conversion feature to approximately $899,000 of proceeds allocated to the debt. The beneficial conversion feature was treated as a discount on the Note, as such, a portion of the loan proceeds were allocated to additional paid-in capital. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period beginning on the date of issuance, November 10, 1999 and ending on the date the note became immediately convertible, April 1, 2000, using the effective interest rate method.

     During the second quarter ending June 30, 2000, the Company extinguished the debt. The difference between the debt payment of $1,250,000 and the carrying amount of $628,000 was recorded as an extraordinary gain of $622,000.

(2) The Company recorded an expense of $79,000 to properly record the issuance of common stock purchase warrants for consulting services.

(3) The Company revised its loss per share in the periods presented in this Form 10-QSB, primarily to properly reflect the shares issued upon consummation of its pooling-of-interests business combination in its weighted average share calculation. This change has no impact on the Company's revenues, gross margins, operating expenses, working capital or cash flows in those periods.

(4) The Company reclassified a note receivable from a shareholder as a conta-equity item.

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

The following table sets forth the computation of basic and diluted loss per share for the periods ended September 30, 2000 and 1999 (in thousands, except share and per share data):


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                           2000             1999              2000             1999
Numerator
     Loss before income taxes and extraordinary item    $  (1,772)       $    (591)        $  (3,959)        $  (2,711)
     Less Series B preferred dividends                        (21)             (21)              (63)              (63)
                                                        ---------        ---------         ---------         ---------
     Loss available to common shareholders              $  (1,793)       $    (612)        $  (4,022)        $  (2,774)
       before extraordinary item

     Extraordinary item - see note 8                    $     547        $       -         $   1,168         $       -
                                                        ---------        ---------         ---------         ---------
     Net loss available to common shareholders          $  (1,246)       $    (612)        $  (2,854)        $  (2,774)
                                                        =========        =========         =========         =========

Denominator
     Weighted-average shares outstanding                4,001,229        1,075,249         3,219,671           974,856
                                                        =========        =========         =========         =========

     Basic and diluted loss per share
      before extraordinary item                         $   (0.45)       $   (0.57)        $   (1.25)        $   (2.85)
     Extraordinary item                                 $    0.14        $       -         $    0.36         $       -
                                                        ---------        ---------         ---------         ---------
     Net loss                                           $   (0.31)       $   (0.57)        $   (0.89)        $   (2.85)
                                                        =========        =========         =========         =========



NOTE 4.  BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS

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


                                              ImageWare       Imaging
                                               Systems       Technology       Combined
                                              -----------------------------------------
                                                          (In Thousands)
Nine Months Ended
  September 30, 2000:

  Operating Revenues                          $  5,153        $  2,188        $   7,341
  Income (loss) from
    continuing operations
    before income taxes                         (2,454)            156           (2,298)

  Net (loss)                                    (2,461)           (330)          (2,791)

Nine Months Ended
  September 30, 1999:

  Operating Revenues                             3,495           2,278            5,773
  Income (loss) from
    continuing operations
    before income taxes                         (2,237)            269           (1,968)

  Net (loss)                                    (2,539)           (172)          (2,711)


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

The following (unaudited) pro forma consolidated results of operations for the nine months ended September 30th have been prepared as if the acquisition of Goddard had occurred at January 1, 1999:


                                                            September 30, 2000             September 30, 1999
                                                            ------------------             ------------------
     Revenues                                                    $  8,237,000                   $  7,034,000
     Net loss                                                      (2,789,000)                    (2,689,000)
     Net loss per share--basic                                          (0.89)                         (2.82)


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

NOTE 6.  NOTES PAYABLE AND EXTRAORDINARY ITEM

In November 1999, the Company issued a convertible promissory note for $1,250,000 at an interest rate of 10%, due the earlier of February 10, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owned approximately 31% of the Company's common shares outstanding). Under the terms of the note, the principal amount is fixed in Japanese yen and shall be repaid in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest has not been paid prior to April 1, 2000, the note became convertible to common stock at $1.00 per share. In conjunction with the note, the Company issued the individual a warrant to purchase 125,000 shares of common stock for $6.00 per share. The Company has recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $361,000.

The Company recorded a charge of $889,000 for the beneficial conversion feature embedded in this debt instrument during the first quarter of 2000. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore, the Company limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to the date the note becomes immediately convertible, April 1, 2000, using the effective interest method.

On April 5, 2000, the Company used a portion of the proceeds from its initial public offering to extinguish this outstanding debt. The difference between the debt payment amount of $1,250,000 and the carrying amount of the debt of approximately $628,000 was recorded as an extraordinary gain of $622,000.

In September 2000, the Company recorded an extraordinary gain on debt extinguishment of $547,000, net of income taxes of $0, based on the opinion of legal counsel that there exists no legal obligation to the Company regarding the repayment of the aforementioned debt.

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

NOTE 9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised primarily of salaries for administrative personnel, legal and professional services, occupancy and communication costs. Such expenses increased 29% from $1.9 million for the nine months ended September 1999 to $2.4 million for the corresponding period in 2000. The increase in general and administrative expenses was primarily due to professional fees incurred in conjunction with the ITC merger and increased staffing.

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

INTEREST EXPENSE, NET. The Company recorded total interest expense of $1,141,000, net of interest income of $210,000 for the nine months ended September 30, 2000 of which $889,000 relates to the accretion of a beneficial conversion feature embedded in the Company's convertible promissory note issued in November 1999, as more fully explained in Note 5 to these Condensed Consolidated Financial Statements.

Exclusive of this charge, for the nine months ended September 30, 1999, the Company recognized interest income of $5,000 and interest expense of $320,000. For the nine months ended September 30, 2000, the Company recognized interest income of $210,000 and interest expense of $252,000. Interest income increased substantially due to higher cash and cash equivalents held in interest bearing accounts, resulting from the proceeds of the Company's initial public offering, such proceeds received by the Company on April 5, 2000. Interest expense decreased due to the paydown of interest bearing obligations which commenced in the second quarter of 2000 upon receipt of the initial public offering proceeds.

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

EXTRAORDINARY ITEMS. In November 1999, we issued a convertible promissory note for $1,250,000 at an interest rate of 10%, due the earlier of February 10, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owned approximately 31% of our shares of outstanding Common Stock at the date of note issuance). Under the terms of the note, the principal amount was fixed in Japanese yen and would be repaid in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest had not been paid prior to April 1, 2000, the note would have become convertible to common stock at $1.00 per share. In conjunction with the note, we issued the individual a warrant to purchase 125,000 shares of common stock for $6.00 per share. We recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $361,000.

The convertible note also contained a beneficial conversion feature which resulted in an additional debt discount of $889,000. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore, we limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. We accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to the date the note becomes immediately convertible, April 1, 2000, using the effective interest rate method, which resulted in a charge of $889,000 during the first quarter of 2000.

On April 5, 2000, we used a portion of the proceeds from our initial public offering to extinguish this outstanding debt. The difference between the debt payment amount of $1,250,000 and the carrying amount of the debt of $628,000 was recorded as an extraordinary gain of $622,000.

In September 2000, we recorded an extraordinary gain on debt extinguishment of $547,000, net of income taxes, based on the opinion of legal counsel that we had no legal obligation to repay such debt.

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

As of September 30, 2000, ImageWare had total current assets of $12.3 million and total current liabilities of $2.9 million, or working capital of $9.4 million.

Net cash used in operating activities was $0.7 million for the nine months ending September 30, 1999 as compared to $5.4 million for the nine months ending September 30, 2000. The Company used cash to fund net losses of $2.7 million for the nine months ended September 30, 1999 and $2.8 million for the corresponding period in 2000. In 1999, the Company used cash of $0.1 million to fund increases in current assets offset by increases in current liabilities of $1.0 million (excluding debt) and $1.1 from non cash expenses (depreciation, amortization and non cash compensation). In 2000, the Company used cash of $0.7 million to fund increases in current assets and intangible assets, $3.3 million from decreases in current liabilities and deferred revenues (excluding debt) offset by $1.0 million from non cash expenses (depreciation, amortization and non cash compensation and extraordinary gain on debt extinguishment).

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

                               IMAGEWARE SYSTEMS, INC.


                               By:  /s/ WAYNE WETHERELL
                                  ----------------------------------------------
                                        Wayne Wetherell, Chief Financial Officer

                               Date: April 2, 2001