Form 10QSB
period 2001-03-31
IMAGEWARE SYSTEMS INC
filed 2001-05-15
CIK 941685

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file number 333-93131

IMAGEWARE SYSTEMS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0224167 (IRS Employer Identification No.)

10883 Thornmint Road
San Diego, CA 92127
(Address of Principal Executive Offices)

(858) 673-8600
(Issuer's Telephone Number, Including Area Code)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2001 the number of outstanding shares of the Registrant's common stock, par value $.01, was 4,855,662.

    Transitional Small Business Disclosure Format (check one) Yes / /  No /x/

IMAGEWARE SYSTEMS, INC.
INDEX

		Page No.
PART I	FINANCIAL INFORMATION
	ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Balance Sheet as of March 31, 2001	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7
	ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II	OTHER INFORMATION
	ITEM 1. LEGAL PROCEEDINGS	15
	ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	15
	ITEM 3. DEFAULTS UPON SENIOR SECURITIES	15
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
	ITEM 5. OTHER INFORMATION	15
	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	16
SIGNATURES

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

March 31, 2001
ASSETS
Current Assets:
Cash	$2,921
Restricted cash and cash equivalents	1,058
Accounts receivable, net	3,233
Inventory	1,094
Other assets	1,407

Total Current Assets	9,713
Property and equipment, net	895
Intangible assets, net of accumulated amortization	7,412

Total Assets	$18,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,445
Deferred revenue	660
Accrued expenses	1,943
Accrued expenses—related parties	216
Deferred compensation	—
Accrued interest	134
Notes & advances payable to bank and 3rd parties	539
Notes payable to related parties	352

Total Current Liabilities	5,289
Notes payable, net of current portion	71

Total Liabilities	5,360
Shareholders' equity (deficit):
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 334,400 shares outstanding, liquidation preference $836,000	3
Common stock, $.01 par value, 50,000,000 shares authorized, 4,848,958 shares issued and outstanding	47
Additional paid in capital	38,314
Unearned stock-based compensation	(63)
Treasury stock, at cost, 6,704 shares	(64)
Shareholder note receivable	(150)
Accumulated deficit	(25,427)

Total shareholders' equity (deficit)	12,660

Total Shareholders' Equity and Liabilities	$18,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2001	2000
Revenues:
Product	$2,314	$2,171
Maintenance	446	290

	2,760	2,461
Cost of revenues:
Product	920	852
Maintenance	284	307

Gross profit	1,556	1,302

Operating expenses:
General & administrative	1,216	828
Sales and marketing	561	556
Research & development	458	383
Depreciation and amortization	273	244

	2,508	2,011

Loss from operations	(952)	(709)
Interest expense (income), net	(69)	1,076
Other expense, net	—	150

Loss [before] income taxes and extraordinary items	(883)	(1,935)
Income taxes	—	—

Loss before income taxes and extraordinary items	(883)	(1,935)
Extraordinary items:
Gain on debt extinguishments net of income taxes of $0	—	—

Net loss	$(883)	$(1,935)

Basic and diluted net loss per common share — see note 2	$(0.21)	$(1.09)
Weighted-average shares used in computing basic and diluted net loss per common share	4,205,440	1,786,802

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2000 and 2001
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities
Net loss	$(883)	$(1,935)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	273	244
Stock-based compensation		5
Non-cash interest on convertible debt	20	889
Deferred revenue	(12)	(123)
Change in assets and liabilities
Restricted cash and cash equivalents	(529)	—
Accounts receivable, net	552	100
Inventory	(19)	108
Other current assets	(86)	(875)
Intangible assets	(10)	493
Accounts payable	(390)	560
Accrued expenses	(50)	381
Deferred compensation	—	6
Accrued interest	(166)	126

Total adjustments	(417)	1,914

Net cash used by operating activities	(1,300)	(21)

Cash flows from investing activities
Purchase of property and equipment	(67)	(24)
Acquisition of business, net of cash acquired	(2,598)	—
Payment on advances from related stockholders	(14)	—
Purchase of other long-term assets	—	—

Net cash used by investing activities	(2,679)	(24)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	101
Repayment of notes payable	—	(100)

Net cash provided by financing activities	—	1

Net increase in cash	(3,979)	(44)
Cash at beginning of period	6,900	159

Cash at end of period	$2,921	$115

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    The accompanying condensed consolidated unaudited financial statements of ImageWare Systems, Inc. ("ImageWare" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Form 10-KSB dated April 2, 2001. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of March 31, 2001, and its results of operations for the three months ended March 31, 2001 and 2000, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

    Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.    NET LOSS PER COMMON SHARE

    Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, common stock equivalents consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended March 31, 2001 and 2000, the Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company's net loss.

    The following table sets forth the computation of basic and diluted loss per share for the periods ended March 31, 2001 and 2000 (amounts in thousands except share and per share amounts):

	Three Months Ended March 31,
	2001	2000
Numerator
Net loss	$(883)	$(1,935)
Less Series B preferred dividends	(18)	(21)

Loss available to common shareholders	$(901)	$(1,956)

Denominator
Weighted-average shares outstanding	4,205,440	1,786,802
Basic and diluted loss per share	$(0.21)	$(1.09)

NOTE 3.    BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS

    On August 22, 2000, the Company consummated a merger with Imaging Technology Corporation ("ITC) by acquiring all of the outstanding common stock of ITC in exchange for newly issued common stock of Imageware Systems, Inc. whereby ITC became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling of interests and, accordingly the accompanying condensed consolidated financial statements have been restated to include the accounts and operations for all periods presented.

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

    On March 30, 2001, the Company completed the purchase of substantially all the assets of G & A Imaging Ltd. (G & A), a privately held developer of software and software systems for digital identification documents for a total purchase price of $2.5 million in cash and the issuance of 665,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, G & A's results of operations have been included in the consolidated financial statements since the date of acquisition.

    The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Accounts receivable	$839,000
Notes receivable	48,000
Inventories	789,000
Other current assets	1,092,000
Property, plant and equipment, net	325,000
Other intangibles	209,000
Goodwill	5,805,000

Total assets	$9,107,000

Amounts payable to banks and long-term debt due within one year	$(768,000)
Other current liabilities	(1,761,000)
Long-term obligations, net of current portion	(71,000)

Total liabilities	$(2,600,000)

Total acquisition cost	$6,507,000

    The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

    The following (unaudited) pro forma consolidated results of operations for the three months ended March 31, 2001 have been prepared as if the acquisition of Goddard and G&A had occurred at January 1, 2000:

	Three Months Ended March 31,
	2001	2000
Sales	$4,042,000	$4,253,000
Net (loss)	(1,196,391)	(2,325,000)
Net (loss) per share—basic	(0.29)	(1.31)

    The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in our operating results; continued new product introductions and market acceptance of our new products; new product introductions by competitors; risks associated with our dependence on a small number of large sales to customers with political purchasing constraints; risks related to our lengthy sales cycle; our reliance on third party systems integrators and on third party technology licenses; technological changes in the digital imaging industry; uncertainties regarding intellectual property rights; risks related to our acquisition strategies and the integration of acquired companies; and the other factors including, but not limited to, the items discussed under "Risk Factors" contained in this Quarterly Report.

    The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of new product introductions by us and by our competitors and our customers' political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

    We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to manage criminal history records and to investigate crime. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and criminal history records. We also develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

    REVENUES. Product revenues increased 7% from $2,171,000 for the three months ended March 31, 2000 to $2,314,000 for the corresponding period in 2001. The increase reflected strong international sales of photo identification software. Revenues related to law enforcement products continued to lag behind prior levels for the three months ended March 31, 2001, although we have experienced an increase in requests for quotation during the quarter. We anticipate this increase in quote activity to impact revenue as early as the third fiscal quarter of 2001. The backlog of product orders as of March 31, 2001 was approximately $1,057,000.

    Customer service revenues increased 54% from $290,000 for the three months ended March 31, 2000 to $446,000 for the corresponding period in 2001. The increase is due in part to the expansion of our installed base. Also contributing to the increase were incentives offered to our UNIX-based customers in 1999 to upgrade to the Windows-based Crime Capture System. As part of the upgrade incentives, the customers received reduced maintenance fees in 1999, a portion of which carried over into 2000 due primarily to the timing of the installations late in 1999 with 90 day warranties. These price reductions were justified based upon the need to consolidate the number of versions of systems we would have to support and to avoid the cost of bringing the older installations into Y2K compliance. We do not expect to offer similar price reductions in the future and expect customer service revenues to increase along with our expanding installed base.

    COST OF REVENUES. Cost of products and maintenance increased 4% from $1,159,000 for the three months ended March 31, 2000 to $1,204,000 for the corresponding period in 2001. As a percentage of revenues, cost of products and maintenance decreased from 47% for the three months ended March 31, 2000 to 44% for the corresponding period in 2001. Cost of product revenues increased 8% from $852,000 for the three months ended March 31, 2000 to $920,000 for the corresponding period in 2001. As a percentage of product revenue, cost of product revenues increased from 39% for the three months ended March 31, 2000 to 40% for the corresponding period in 2001. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period. From 2000 to 2001, costs of maintenance revenues decreased $23,000 or by 8% of maintenance revenues for the three months ended March 31, as we incurred lower costs to maintain upgraded Crimes Capture Systems as opposed to UNIX-based systems due to the conversion of customers from UNIX to the Crimes platform.

    GROSS MARGINS. Total gross margins increased from $1,302,000 for the three month period ended March 31, 2000 to $1,557,000 for the corresponding period in 2001. As a percentage of revenues, total gross margins increased from 53% for the three months ended March 31, 2000 to 56% for the corresponding period in 2001. Gross margins related to product sales increased from $1,319,000 for the three months ended March 31, 2000 to $1,394,000 for the corresponding period in 2001. As a percentage of product revenues, product gross margins decreased from 61% for the three months ended March 31, 2000 to 60% for the corresponding period in 2001. Gross margins related to maintenance revenues increased from negative $17,000 for the three months ended March 31, 2000 to $162,000 for the corresponding period in 2001 due to lower costs incurred in maintaining upgraded Crimes Capture Systems installations as opposed to pre-conversion UNIX-based systems.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses increased 47%, from $828,000 for the three months ended March 31, 2000 to $1,216,000 for the corresponding period in 2001. This increase was due primarily to higher legal, consulting and professional fees related to our becoming a public entity, increased headcount and an increase in the allowance for doubtful accounts.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of the Company's sales force. Such expenses increased 1% from $556,000 for the three months ended March 31, 2000 to $561,000 for the corresponding period in 2001.

    RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and foreign language translations. Such expenses increased 20% from $383,000 for the three months ended March 31, 2000 to $458,000 for the corresponding period in 2001. The increase in the first quarter of 2001 results primarily from higher integration costs associated with higher international sales.

    INTEREST EXPENSE, NET. For the three months ended March 31, 2000, we recognized interest income of $2,000 and interest expense of $1,078,000. For the three months ended March 31, 2001, we recognized interest income of $84,000 and interest expense of $15,000. Interest expense in 2000 includes $899,000 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in a convertible promissory note issued in November 1999. Interest income in the three months ended March 31, 2001 increased substantially due to higher cash and cash equivalents held in interest bearing accounts, resulting from the proceeds of our initial public offering on April 5, 2000. Interest expense, exclusive of the $899,000 related to the beneficial conversion feature described above, decreased due to the paydown of interest bearing obligations which commenced in the second quarter of 2000 upon receipt of the initial public offering proceeds.

    LIQUIDITY AND CAPITAL RESOURCES. Since inception, we have funded operations primarily from proceeds from the sale of stock and borrowings from individuals and financial institutions. On March 31, 2000, we completed an IPO of 1,875,000 units (units consist of one share of common stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds aggregated approximately $13.5 million. The IPO proceeds were received on April 5, 2000. On May 2, 2000 we received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units. During 2000, we received proceeds of $1.7 million from the exercise of 176,673 warrants and 1,896 options, and in the first quarter of 2001 we received no proceeds from the exercise of warrants or options.

    As of March 31, 2001 we had total current assets of $9.7 million and total current liabilities of $5.3 million, or working capital of $4.4 million.

    Net cash used by operating activities was $21,000 for the three months ended March 31, 2000 as compared to $1,300,000 for the three months ended March 31, 2001. We used cash to fund the net loss for the three months ended March 31, 2000 of $1,935,000 and $883,000 for the corresponding period in 2001. For the three months ended March 31, 2000, we used cash of $174,000 from increases in current assets and generated cash of $950,000 from increases in current liabilities (excluding debt) and $1,138,000 from non cash expenses (depreciation, amortization, non cash interest on convertible debt and non cash compensation) during the three months ending March 31, 2000. For the three months ended March 31, 2001, we used cash of $92,000 to fund increases in current assets and intangible assets, $618,000 from decreases in current liabilities and deferred revenues (excluding debt) and by

$293,000 from non cash expenses (depreciation, amortization, non cash interest on convertible debt and non cash compensation).

    Net cash used by investing activities was $24,000 and $2,679,000 for the three months ended March 31, 2000 and 2001, respectively. We used $2,598,000 of cash to fund the acquisition of G & A Imaging Ltd. We also used approximately $67,000 of cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements for the three months ended March 31, 2001. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.

    Net cash generated by financing activities was $1,000 and $0 for the three months ended March 31, 2000 and 2001, respectively.

    We believe that the funds held in cash and cash equivalents and funds provided by operations will be sufficient to finance our working capital requirements for at least the next twelve months.

RISK FACTORS

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $25.4 MILLION AND EXPECT TO INCUR LOSSES IN THE FUTURE.

    As of March 31, 2001, we had an accumulated deficit of $25.4 million and we expect to incur losses in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF LARGE SYSTEM SALES COSTING FROM $300,000 TO $600,000 AND MAY FAIL TO ACHIEVE ONE OR MORE LARGE SYSTEM SALES IN THE FUTURE.

    In the past three years, we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $300,000 to $600,000. As a result, if we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters our operating results may be below the expectations of securities analysts and investors, in which case the market price of our common stock may decrease significantly.

OUR LENGTHY SALES CYCLE MAY CAUSE US TO EXPEND SIGNIFICANT RESOURCES FOR AS LONG AS ONE YEAR IN ANTICIPATION OF A SALE, YET WE STILL MAY FAIL TO COMPLETE THE SALE.

    When considering the purchase of a large computerized booking system, a government agency may take as long as a year to evaluate different systems and obtain approval for the purchase. If we fail to complete a sale, we will have expended significant resources and received no revenue in return. Generally, agencies consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with their current systems, product reliability and their own budget constraints. While potential customers are evaluating our products and before they place an order with us, we may incur substantial selling costs and expend significant management effort to accomplish a sale.

A SIGNIFICANT NUMBER OF OUR CUSTOMERS ARE GOVERNMENT AGENCIES THAT ARE SUBJECT TO UNIQUE POLITICAL AND BUDGETARY CONSTRAINTS AND HAVE SPECIAL CONTRACTING REQUIREMENTS WHICH MAY AFFECT OUR ABILITY TO OBTAIN NEW GOVERNMENT CUSTOMERS.

    A significant number of our customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that may frequently occur relating to the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenues or payments may be substantially delayed. In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding requirements, provisions permitting the purchasing agency to modify or terminate at will the contract without penalty, and provisions permitting the agency to perform investigations or audits of our business practices.

WE MAY FAIL TO CREATE NEW APPLICATIONS FOR OUR PRODUCTS AND ENTER NEW MARKETS, WHICH MAY AFFECT OUR FUTURE SUCCESS.

    We believe our future success depends in part on our ability to develop and market our technology for applications other than booking systems for the law enforcement market. If we fail in these goals, our business strategy and ability to generate revenues and cash flow would be significantly impaired. We anticipate our technology may be developed to create digital databases of facial images and picture identification cards for employees of large corporations. We also intend to develop software to fully integrate our products with the Internet. While we intend to expend significant resources to develop new technology, the development of new technology cannot be predicted and we cannot guarantee we will succeed in these goals.

WE OCCASIONALLY RELY ON SYSTEMS INTEGRATORS TO MANAGE CERTAIN OF OUR LARGE PROJECTS AND, IF THESE COMPANIES DO NOT PERFORM ADEQUATELY, WE MAY LOSE BUSINESS.

    We are occasionally a subcontractor to certain systems integrators who manage large projects incorporating our systems, particularly in foreign countries. We cannot control these companies and they may decide not to promote our products or they may price their services in such a way as to make it unprofitable for us to continue our relationship with them. Further, they may fail to perform under agreements with their customers, in which case we might lose sales to these customers. If we lose our relationships with these companies, our business may suffer.

WE RELY ON A LICENSE OF TECHNOLOGY FROM VISIONICS, INC., AND THIS LICENSE MAY BE TERMINATED IN THE FUTURE.

    We depend on a licensing arrangement with Visionics for technology related to the search engine used in our systems. Our present licensing arrangement with Visionics expires in July 2001. If Visionics becomes unable or unwilling to continue to license us this technology or renew the terms of this license, we will have to identify or develop acceptable alternative sources of this technology, which could take up to nine months or longer. Any significant interruption in our ability to identify and contract with alternative providers of similar technology or develop our own search engine would result in delivery delays, which could harm our customer relationships and our business and reputation.

WE DO NOT HAVE U.S. OR FOREIGN PATENT PROTECTION FOR SEVERAL OF OUR PRODUCTS AND A COMPETITOR MAY BE ABLE TO REPLICATE OUR TECHNOLOGY.

    Our business is based in large part on our technology and our success depends in part on our ability and efforts to protect our intellectual property rights. If we do not adequately protect our intellectual property, our business will be seriously harmed. We do not have patent protection for several of our products, including the Crime Capture System. Our Crime Capture System is based upon proprietary technology. The technology used in our Suspect ID, Crime Lab and Vehicle ID products is protected by patents, copyrights and various trade secret protections afforded to us by law.

    We license certain elements of our trademarks, trade dress, copyright and other intellectual property to third parties. We attempt to ensure that our rights in our trade names and the quality of third party uses of our names are maintained by these third parties. However, these third parties may take actions that could significantly impair the value of our intellectual property and our reputation and goodwill.

    In addition, international intellectual property laws differ from country to country. Any foreign rights we have in our technology are limited by what has been afforded to us under the applicable foreign intellectual property laws. Also, under the laws of certain foreign jurisdictions, in order to have recognizable intellectual property rights, we may be required to file applications with various foreign agencies or officials to register our intellectual property. Accordingly, our ability to operate and exploit our technology overseas could be significantly hindered.

WE RECENTLY HAVE ACQUIRED SEVERAL BUSINESSES AND FACE RISKS ASSOCIATED WITH INTEGRATING THESE BUSINESSES AND POTENTIAL FUTURE ACQUISITIONS.

    We recently completed the acquisitions of ITC, Goddard and G&A. We are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business and our strategy includes building our business through acquisitions. However, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

    Acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If we do not successfully integrate the businesses we recently acquired or any businesses we may acquire in the future, our business will suffer.

WE OPERATE IN FOREIGN COUNTRIES AND ARE EXPOSED TO RISKS ASSOCIATED WITH POLITICAL, ECONOMIC AND LEGAL ENVIRONMENTS AND WITH FOREIGN CURRENCY EXCHANGE RATES.

    With our acquisition of G & A Imaging, Ltd., we have significant foreign operations and are accordingly exposed to risks, including among others, risks associated with political, economic and legal environments and with foreign currency exchange rates, among others. Our results may be affected by, among other things, changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversions, remittance abroad and rates and method of taxation.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)
      none
      (b)
      none
      (c)
      On March 30, 2001, the Company issued 665,000 shares of common stock pursuant to an asset purchase agreement between the Company and G & A, a Canadian corporation. The shares were issued to the four stockholders of G & A in exchange for substantially all of the assets of G & A. Such issuance was exempt from registration under Regulation S of the Securities Act, as an offshore transaction with persons who are not United States residents.
      (d)
      On March 30, 2000, the SEC declared Amendment No. 2 of our Registration Statement on Form SB-2 (333-93131) effective. Our net proceeds from the offering and the units sold pursuant to the underwriters' exercise of the over allotment option aggregated approximately $15,500,000.

          Through March 31, 2001, we had used all of the proceeds from the offering as follows:

Repayment of Indebtedness	$3,540,000
Accrued Liabilities and Dividends	$2,935,000
Sales and Marketing	$2,560,000
Research and Development	$2,087,000
Working Capital and General Corporate Purposes	$1,878,000
Acquisition of G & A Imaging, Ltd.	$2,500,000

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

        Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5.    OTHER INFORMATION

    On March 30, 2001, the Company named Ian Fraser as President of its identification group. In connection with his employment, Mr. Fraser entered into an employment agreement with the Company effective March 30, 2001.

    On April 15, 2001, the Company named Lori Rodriguez as Vice-President, Sales and Marketing. In connection with her employment, Ms. Rodriguez entered into an employment agreement with the Company effective April 15, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Asset Purchase Agreement dated March 8, 2001, among the Company, I.W. Systems Canada Company, G&A Imaging Ltd. and R&G Imaging Ltd. *****
2.2	First Amendment to Asset Purchase Agreement dated March 29, 2001 *****
3.1	Amended and Restated Articles of Incorporation of ImageWare Systems, Inc.*
3.2	Bylaws of ImageWare Systems, Inc.*
4.1	Form of Common Stock Certificate*
4.2	Reference is made to page 1-5 and 12-15 of Exhibit 3.2*
4.3	Form of Public Warrant*
4.4	Form of Representatives' Warrant**
4.5	Form of Warrant and Unit Agreement***
4.6	Convertible Promissory Note in favor of Naoya Harano dated November 10, 1999**
4.7	Stock Purchase Warrant in favor of Naoya Harano dated November 10, 1999***
4.8	Form of Warrant (Former XImage Shareholders)*
4.9	Form of Warrant (Former XImage Officers, Noteholders and Other Investors)*
4.10	Form of Warrant (Officers and directors)*
4.11	Warrant to Purchase Common Stock in favor of Imperial Bank*
4.12	Registration Rights Agreement with R. Squared Limited dated February 1999*
4.13	Promissory Note in favor of Chester L.F. Paulson dated November 1999*
10.1	Employment Agreement with S. James Miller dated January 1, 1996, as amended September 1997*
10.2	Employment Agreement with Wayne G. Wetherell dated April 1, 1997, as amended March 1, 1999*
10.3	Employment Agreement with Paul J. Devermann dated July 20, 1997, as amended March 1, 1999*
10.4	Employment Agreement with William Ibbetson dated November 15, 2000 *****
10.5	Employment Agreement with Lori Rodriguez dated April 15, 2001.
10.6	Employment Agreement with Ian Fraser dated March 30, 2001.
10.7	Form of Indemnity Agreement entered into by the registrant with its directors and executive officers*
10.8	Consulting Agreement with John Callen dated November 14, 2000. *****
10.9	1994 Employee Stock Option Plan*
10.10	1994 Nonqualified Stock Option Plan*
10.11	1999 Stock Option Plan*
10.12	Loan and Indemnification Agreement with Chester L.F. Paulson*
10.13	Value Added Reseller Agreement with Intelligence and Strategic Processes Pty. Ltd. dated January 1, 1999*
10.14	Lease between Thormint I and the Company dated June 9, 1998*
10.15	Lease between RDL Holding, LTD and Imaging Technology Corporation dated July 1, 2000. *****
10.16	Teaming Agreement with PRC Inc. dated November 5, 1998*
10.17	Memorandum of Understanding with Polaroid Corporation dated September 13, 1999*
10.18	Teaming Agreement with H.T.E., Inc. dated August 6, 1999*
10.19	Software License and Services Subcontract with PRC Inc. dated June 29, 1999*
10.20	Agreement with State Procurement Office of Arizona dated January 14, 1999*
10.21	Subcontract Agreement between Science Applications International Corporation and Ximage Corporation dated September 26, 1996 with regard to the City of New York Police Department*

10.22	License Agreement with Atlus Co., Ltd. dated March 7, 1997*
10.23	Value Added Reseller Agreement with Visionics Corporation dated October 7, 1998*

*    Incorporated by reference to the Company's Registration Statement for Small Business Issuers, Form SB-2 as filed with the SEC on December 20, 1999 (No. 333-93131).

**   Incorporated by reference to the Company's Amended Registration Statement for Small Business Issuers, Form SB-2/A as filed with the SEC on February 8, 2000.

***  Incorporated by reference to the Company's Amended Registration Statement for Small Business Issuers, Form SB-2/A as filed with the SEC on March 15, 2000.

**** Incorporated by reference to the Company's Current Report, Form 8-K as filed with the SEC on August 22, 2000.

***** Incorporated by reference to the Company's Annual Report, Form 10-KSB as filed with the SEC on April 2, 2001.

    (b) Reports on Form 8-K.

    We filed a report on Form 8-K on March 15, 2001 to report the signing of an asset purchase agreement to acquire the assets of G&A Imaging Ltd.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.
By:	/s/ WAYNE WETHERELL Wayne Wetherell, Chief Financial Officer

Dated May 15, 2001

EXHIBIT INDEX

Exhibit
10.5	Employment Agreement with Lori Rodriguez dated April 15, 2001.
10.6	Employment Agreement with Ian Fraser dated March 30, 2001.

QuickLinks

IMAGEWARE SYSTEMS, INC. INDEX
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEET (IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
ImageWare Systems, Inc. Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2000 and 2001 (IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  NOTE 1. BASIS OF PRESENTATION
  NOTE 2. NET LOSS PER COMMON SHARE
  NOTE 3. BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RISK FACTORS
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS ON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX