Form 10QSB
period 2001-06-30
IMAGEWARE SYSTEMS INC
filed 2001-08-14
CIK 941685

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file number 333-93131

IMAGEWARE SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

California	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes /x/    No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2001 the number of outstanding shares of the Registrant's common stock, par value $.01, was 5,557,557. Transitional Small Business Disclosure Format (check one)

Yes / /    No /x/

IMAGEWARE SYSTEMS, INC.
INDEX

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash	$709	$6,900
Restricted cash and cash equivalents	1,058	530
Accounts receivable, net	3,552	2,944
Inventory	962	286
Other assets	1,139	182

Total Current Assets	7,420	10,842
Property and equipment, net	862	535
Intangible assets, net of accumulated amortization	6,851	1,628

Total Assets	$15,133	$13,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,046	$791
Deferred revenue	775	611
Accrued expenses	1,765	751
Accrued expenses—related parties	139	321
Accrued interest	142	299
Notes & advances payable to bank and 3rd parties	435	132
Notes payable to related parties	216	210

Total Current Liabilities	4,518	3,115

Total Liabilities	4,518	3,115
Shareholders' equity (deficit):
Preferred stock, $.01 par value, authorized 4,000,000 shares
Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued,and 334,400 shares outstanding, liquidation preference $836,000	3	3
Common stock, $.01 par value, 50,000,000 shares authorized, 4,848,958 shares issued and outstanding	47	41
Additional paid in capital	38,330	34,668
Unearned stock-based compensation	(63)	(63)
Treasury stock, at cost—6,704 shares	(64)	(64)
Shareholder note receivable	(150)	(150)
Accumulated other comprehensive loss	(68)	—
Accumulated deficit	(27,420)	(24,545)

Total shareholders' equity	10,615	9,890

Total Shareholders' Equity and Liabilities	$15,133	$13,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
		Restated—See Note 3		Restated—See Note 3
Revenues:
Product	$2,948	$2,311	$5,262	$4,481
Maintenance	591	411	1,038	701

	3,539	2,722	6,300	5,182
Cost of revenues:
Product	1,209	454	2,129	1,266
Maintenance	307	312	591	619

Gross profit	2,023	1,956	3,580	3,297

Operating expenses:
General & administrative	1,788	944	3,004	1,772
Sales and marketing	1,044	493	1,606	1,049
Research & development	590	394	1,048	816
Depreciation and amortization	642	252	915	496

	4,064	2,083	6,573	4,133

Loss from operations	(2,041)	(127)	(2,993)	(836)
Interest (income) expense, net	(2)	(67)	(71)	1,010
Other (income) expense, net	(6)	213	(6)	363

Loss before income taxes and extraordinary items	(2,033)	(273)	(2,916)	(2,209)
Income tax benefit	(40)	—	(40)	—

Loss before income taxes and extraordinary items	(1,993)	(273)	(2,876)	(2,209)
Extraordinary items:
Gain on debt extinguishments net of income taxes of $0	—	—	—	(622)

Net loss	$(1,993)	$(273)	$(2,876)	$(1,587)

Basic and diluted loss per common share before income taxes and extraordinary item—see note 2	$(0.42)	$(0.08)	$(0.65)	$(0.80)
Extraordinary item	—	—	—	0.22

Net loss per common share	$(0.42)	$(0.08)	$(0.65)	$(0.58)

Basic and diluted common shares	4,855,662	3,845,989	4,532,347	2,823,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net loss	$(2,876)	$(1,585)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	902	496
Stock-based compensation	35	128
Deferred revenue	103	(206)
Change in assets and liabilities
Restricted cash and cash equivalents	(529)	—
Accounts receivable, net	313	(793)
Inventory	113	95
Other assets	144	(470)
Accounts payable	(533)	(1,182)
Accrued expenses	(268)	(527)
Deferred compensation	—	(294)
Accrued interest	(157)	(138)

Total adjustments	123	(2,891)

Net cash used by operating activities	(2,753)	(4,476)

Cash flows from investing activities
Purchase of property and equipment	(122)	(65)
Acquisition of business, net of cash acquired	(2,992)
Payment on advances from related stockholders	(14)
Purchase of other long-term assets	—

Net cash used by investing activities	(3,128)	(65)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	101
Repayment of notes payable	(310)	(3,488)
Proceeds from issuance of stock, net of issuance costs		15,579
Repurchase of common stock		(64)
Dividends paid		(181)

Net cash (used in) provided by financing activities	(310)	11,947

Net (decrease) increase in cash	(6,191)	7,406
Cash at beginning of period	6,900	159

Cash at end of period	$709	$7,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net income (loss)	$(1,993)	$(273)	$(2,876)	$(1,587)
Other comprehensive income (loss):
Foreign currency translation adjustment	68	—	68	—

Comprehensive income (loss)	$(1,925)	$(273)	$(2,808)	$(1,587)

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    The accompanying condensed consolidated unaudited financial statements of ImageWare Systems, Inc. ("ImageWare" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Form 10-KSB dated April 2, 2001. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of June 30, 2001, and its results of operations and its cash flows for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

    Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2. NET LOSS PER COMMON SHARE

    Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, common stock equivalents consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended June 30, 2001 and 2000, the Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company's net loss.

    The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2001 and 2000 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000 Restated— See Note 3	2001	2000 Restated— See Note 3
Numerator
Loss before income taxes and extraordinary item	$(2,033)	$(273)	$(2,916)	$(2,209)
Less Series B preferred dividends	(18)	(21)	(37)	(41)

Loss available to common shareholders before extraordinary item	$(2,051)	$(294)	$(2,953)	$(2,250)
Extraordinary item—see note 6	—	—	—	622

Net loss available to common shareholders before income taxes	$(2,051)	$(294)	$(2,953)	$(1,628)
Income tax benefit	40	—	40	—

Net loss available to common shareholders	$(2,011)	$(294)	$(2,913)	$(1,628)

Denominator
Weighted-average shares outstanding	4,855,662	3,845,989	4,532,347	2,823,346
Basic and diluted loss per share before extraordinary item	(0.42)	(0.08)	(0.65)	(0.80)
Extraordinary item	—	—	—	0.22
Net loss per common share	(0.42)	(0.08)	(0.65)	(0.58)

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

    On March 30, 2001, the Company completed the purchase of substantially all the assets of G & A Imaging Ltd. ("G & A"), a privately held developer of software and software systems for digital identification documents for a total purchase price of $2.9 million in cash and the issuance of 665,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, G & A's results of operations have been included in the consolidated financial statements since the date of acquisition.

    The following table presents the allocation of the acquisition cost for the G & A Imaging, Ltd. acquisition, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Accounts receivable	$919,000
Inventories	789,000
Other current assets	1,075,000
Property, plant and equipment, net	325,000
Other intangibles	—
Goodwill	6,031,000

Total assets	$9,139,000

Amounts payable to banks and long-term debt due within one year	$(789,000)
Other current liabilites	(1,722,000)
Long-term obligations, net of current portion	(71,000)

Total liabilites	$(2,582,000)

Total acquisition cost	$6,557,000

    The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

    The following (unaudited) pro forma consolidated results of operations for the six months ended June 30, 2001 and 2000 have been prepared as if the acquisition of Goddard and G & A had occurred at January 1, 2000:

	Six Months Ended June 30,
	2001	2000
Sales	$7,582,000	$10,122,000
Net income (loss)	(3,489,000)	(2,902,000)
Net income (loss) per share—basic	(0.73)	(0.84)

    The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 4. INVENTORY

    Components of inventory are as follows (in thousands):

	As of
	June 30, 2001	December 31, 2000
Raw materials	$—	$—
Work in process	—	—
Finished goods	962	286

	$962	$286

NOTE 5. SEGMENT INFORMATION

    Prior to its acquisition of G & A Imaging, Ltd., the Company operated in one business segment. With its acquisition of G & A Imaging, Ltd., the Company is now comprised of two reportable segments: Law Enforcement and Identification. The Law Enforcement segment develops, sells and supports a suite of modular software products and designs systems used by law enforcement and public safety agencies to manage criminal history records and investigate crime. The Identification segment develops, sells and supports software and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems.

    There are no intersegment transactions.

    The table below summarizes information about reportable segments for the three and six months ended June 30, 2001 and 2000:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net Revenue:
Law Enforcement	$1,167	$2,068	$2,214	$3,800
Identification	2,372	654	4,086	1,382

Total consolidated net sales	3,539	2,722	6,300	5,182
Operating loss:
Law Enforcement	(733)	169	(1,569)	(389)
Identification	(1,308)	(296)	(1,424)	(447)
Other unallocated amounts:
Interest expense (income)	(2)	(67)	(71)	1,010
Other expense (income)	(6)	213	(6)	363

Loss before income taxes and extraordinary items	$(2,033)	$(273)	$(2,916)	$(2,209)

	June 30, 2001	December 31, 2000
	(in thousands)
Total Assets by Segment:
Law Enforcement	$3,087	$10,500
Identification	1,467	1,410

Total assets for reportable segments	4,554	11,910
Corporate	10,579	1,095

Total consolidated assets	$15,133	$13,005

NOTE 6. EXTRAORDINARY ITEM

    In November 1999, the Company issued a convertible promissory note of $1,250,000 at an interest rate of 10%, due the earlier of February 16, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owned approximately 31% of our common shares outstanding at the date of note issuance). Under the terms of the note, the principal amount was fixed in Japanese yen and was to be repaid in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest was not paid prior to April 1, 2000, the note became convertible to common stock at $1.00 per share. In conjunction with the note, the Company issued the individual a warrant to purchase 125,000 shares of common stock for

$6.00 per share. The Company recorded the note at an amount, net of a discount, equal to the fair value allocated to the warrants issued of approximately $361,000.

    The Company recorded a charge of $889,000 for the beneficial conversion feature embedded in this debt instrument. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt was convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore, the Company limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to the date the note became immediately convertible, April 1, 2000.

    On April 5, 2000, the Company used a portion of the proceeds from its initial public offering to extinguish this outstanding debt. The difference between the debt payment amount of $1,250,000 and the carrying amount of the debt of approximately $628,000 was recorded as an extraordinary gain of $622,000.

NOTE 7. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which supercedes Accounting Principles Board Opinion ("APB") No. 16 "Business Combinations," and SFAS No. 138, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. The Company adopted SFAS No. 141 as required on July 1, 2001. The adoption of did not have a material impact on the Company's financial position or results of operations.

    In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets," and requires that all goodwill and intangible assets with indefinite lives no longer be amortized but reviewed at least annually for impairment. The Company will adopt SFAS No. 142 when required to do so on January 1, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense before income taxes, however, the total impact of the adoption of this pronouncement is currently being evaluated by the Company. The Company has not assessed the impact of any impairment under the new test prescribed by the standard.

NOTE 8. SUBSEQUENT EVENTS

    On August 10, 2001, the Company closed its acquisition of Castleworks LLC, a Nevada limited liability company ("Castleworks"), and E-Focus West LLC, a Nevada limited liability company ("E-Focus"), from Castle Holdings LLC, a Nevada limited liability company ("Castle Holdings"). The transaction was consummated pursuant to the Membership Interest Purchase Agreement dated as of August 10, 2001 (the "Purchase Agreement") between ImageWare and Castle Holdings. As a result of this transaction, Castleworks and E-Focus became wholly owned subsidiaries of ImageWare.

    The purchase price consisted of the issuance of 600,000 shares of ImageWare common stock and $100,000 in cash. An additional 100,000 shares of ImageWare common stock were issued and delivered at closing to the escrow agent as contingent shares, to be paid to Castle Holdings if the closing price of ImageWare's common stock shall fail to be equal to or greater than six dollars and fifty cents ($6.50) for at least any ten trading days during a period of one year from the date of the Purchase Agreement.

    Castleworks and E-Focus develop software for electronic or digital imaging for photographic purposes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

    REVENUES.  Product revenues increased 28% from $2,311,000 for the three months ended June 30, 2000 to $2,948,000 for the corresponding period in 2001. The increase reflected $1,218,000 in identification systems and software sales from the acquisition of the assets of G & A Imaging, Ltd. ("G & A"). Exclusive of the G & A acquisition, sales of identification systems and software increased $396,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000. Revenues related to law enforcement products decreased $977,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000 as sales of law enforcement systems continued to lag behind prior year levels. Our backlog of product orders as of June 30, 2001 was approximately $846,000.

    Maintenance revenues increased 44% from $411,000 for the three months ended June 30, 2000 to $591,000 for the corresponding period in 2001. This increase is due both to the expansion of our installed base in the law enforcement market and the acquisition of G & A Imaging.

    COST OF REVENUES.  Cost of products and maintenance increased 98% from $766,000 for the three months ended June 30, 2000 to $1,516,000 for the corresponding period in 2001. This increase reflects the acquisition of G & A. Cost of revenues for G & A were $584,000 for the three months ended June 30, 2001. As a percentage of sales, cost of products and maintenance increased from 28% for the three months ended June 30, 2000 to 43% for the corresponding period in 2001.

    Cost of product revenues increased 166% from $454,000, or 20% of product revenues, for the three months ended June 30, 2000 to $1,209,000, or 41% of product revenues, for the corresponding period in 2001. This increase in the cost of product revenues includes the acquisition of G & A. Cost of product revenues for G & A were $522,000 for the three months ended June 30, 2001. Exclusive of the G & A acquisition, cost of product revenues for the Identification segment increased $275,000 from the three months ended June 30, 2000 to the corresponding period in 2001. Cost of product revenues related to the Law Enforcement segment decreased $42,000 from $312,000, or 18% of product revenues for the three months ended June 30, 2000 to $270,000, or 37% of product revenues for the corresponding period in 2001. The increase in cost of product revenues related to the Law Enforcement segment as a percentage of revenue from 18% to 37% for the three months ended June 30, 2000 and 2001 respectively is due to an uncharacteristically high mix of software only revenues for the three month period ended June 30, 2000. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period.

    Costs of maintenance revenues decreased 2% from $312,000, or 76% of maintenance revenues, for the three months ended June 30, 2000 to $307,000, or 52% of maintenance revenues, for the corresponding period in 2001. This decrease in costs of maintenance revenues as a percentage of maintenance revenues is due to lower costs incurred in maintaining upgraded Crime Capture Systems installations as opposed to pre-conversion UNIX-based systems combined with a larger revenue base to absorb fixed maintenance costs.

    GROSS MARGINS.  Total gross margins increased from $1,956,000, or 72% of revenues, for the three month period ended June 30, 2000 to $2,023,000, or 57% of revenues, for the corresponding period in 2001. Gross margins related to product sales decreased from $1,857,000, or 80% of product revenues, to $1,739,000 or 59% of product revenues, for the corresponding period in 2001. Gross margins related to law enforcement product sales decreased $935,000, from $1,400,000 for the three months ended June 30, 2000 to $465,000 for the corresponding period in 2001. This decrease was due to both a decline in revenues for the three months ended June 30, 2001 as compared to the comparable period in 2000 and an uncharacteristically high software only product mix for the three month period ended June 30, 2000.

    Gross margins for the Identification products segment increased $817,000, from $457,000 for the three months ended June 30, 2000 to $1,274,000 for the comparable period in 2001. The increase is due to the acquisition of G & A. Product gross margins related to G & A for the three months ended June 30, 2001 were $696,000. As a percentage of Identification segment revenues, gross margins decreased from 75% for the three months ended June 30, 2000 to 57% for the comparable period in 2001 due primarily to the acquisition of G & A and its product mix.

    Gross margins related to maintenance revenues increased $185,000 from $99,000 for the three months ended June 30, 2000 to $284,000 for the corresponding period in 2001. Of this increase, $138,000 was related to the Law Enforcement segment and was due primarily to lower costs incurred in maintaining upgraded Crimes Capture Systems installations as opposed to pre-conversion UNIX-based systems.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses increased $844,000 or 89%, from $944,000 for the three months ended June 30, 2000 to $1,788,000 for the corresponding period in 2001. The increase includes $354,000 in general and administrative expense from the acquired infrastructure of G & A. Exclusive of the G & A acquisition, general and operating expenses increased $490,000 during the three months ended June 30, 2001 over the corresponding period in 2000. This increase was due primarily to higher legal, consulting and professional and increased headcount.

    SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses increased $551,000 or 112%, from $493,000 for the three months ended June 30, 2000 to $1,044,000 for the corresponding period in 2001. The increase includes $552,000 in sales and marketing from the acquired sales and marketing force of G & A. Exclusive of the G & A acquisition, sales and marketing expenses approximated $492,000 for the three month periods ended June 30, 2000 and 2001. Sales and marketing expenses related to the Law Enforcement segment were $301,000 and $309,000 for the three months ended June 30, 2000 and 2001, respectively, as reduced commissions in 2001 were offset by changes in sales management. Exclusive of G & A, sales and marketing expenses of the Identification segment decreased $9,000, from $192,000 for the three months ended June 30, 2000 to $183,000 for the corresponding period in 2001.

    RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased $196,000 or 50% from $394,000 for the three months ended June 30, 2000 to $590,000 for the corresponding period in 2001. The increase includes $287,000 in research and development expenses from the acquisition of G & A. Exclusive of the G & A acquisition, research and development expenses decreased $91,000. The decrease reflects lower research and development expenses of $96,000 in the Law Enforcement group due to a decrease in headcount and reduced contract programming expenses.

    INTEREST EXPENSE, NET.  For the three months ended June 30, 2000, we recognized interest income of $103,000 and interest expense of $36,000. For the three months ended June 30, 2001, we recognized interest income of $25,000 and interest expense of $23,000. Interest income in the three months ended June 30, 2001 decreased due to lower cash and cash equivalents held in interest bearing accounts, resulting from the use of cash to fund our net loss and acquisition of G & A. Interest expense decreased due to the paydown of interest bearing obligations which commenced in the second quarter of 2000 upon receipt of our initial public offering proceeds on April 5, 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    REVENUES.  Product revenues increased 17% from $4,481,000 for the six months ended June 30, 2000 to $5,262,000 for the corresponding period in 2001. The increase includes $1,218,000 in identification systems and software sales from the acquisition of G & A. Exclusive of the G & A acquisition, sales of identification systems and software increased $1,309,000 due primarily to strong international sales of identification systems and the effect of our acquisition of the assets of Goddard Technology Corporation which occurred September 30, 2000. Revenues related to law enforcement products decreased $1,747,000 for the six months ended June 30, 2001 as sales of law enforcement systems continued to lag behind prior year levels.

    Maintenance revenues increased 48% from $701,000 for the six months ended June 30, 2000 to $1,038,000 for the corresponding period in 2001. This increase includes $181,000 in customer service revenue from the G & A acquisition combined with the expansion of our installed base in the law enforcement market.

    COST OF REVENUES.  Cost of products and maintenance increased 44% from $1,885,000 for the six months ended June 30, 2000 to $2,720,000 for the corresponding period in 2001. This increase includes the acquisition of G & A. Cost of revenues for G & A were $584,000 for the six months ended June 30, 2001. As a percentage of sales, cost of products and maintenance increased from 36% for the six months ended June 30, 2000 to 43% for the corresponding period in 2001 due to the acquisition of G & A which has a lower software only product mix due to significant sales of identification card media.

    Cost of product revenues increased 68% from $1,266,000, or 28% of product revenues, for the six months ended June 30, 2000 to $2,129,000, or 40% of product revenues, for the corresponding period in 2001. This increase in cost of product revenues includes the acquisition of G & A. The six month period ending June 30, 2000 includes cost of product revenues for G & A of $522,000 since the date of acquisition, March 30, 2001. Cost of product revenues related to the Law Enforcement segment decreased $295,000 from $868,000, or 27% of product revenues for the six months ended June 30, 2000 to $573,000, or 40% of product revenues for the corresponding period in 2001. The increase in cost of product revenues as a percentage of revenue from 27% to 40% for the six months ended June 30, 2000 and 2001, respectively, is due to an uncharacteristically high mix of software only revenues for the three month period ended June 30, 2000. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period.

    Costs of maintenance revenues decreased 5% from $619,000, or 88% of maintenance revenues, for the six months ended June 30, 2000 to $591,000, or 57% of maintenance revenues, for the corresponding period in 2001.

    GROSS MARGINS.  Total gross margins increased from $3,297,000, or 64% of revenues for the six month period ended June 30, 2000 to $3,580,000, or 57% of revenues, for the corresponding period in 2001. Gross margins related to product sales for the six months ending June 30, 2000 increased from $3,215,000, or 72% of revenues, to $3,133,000 or 60% of revenues, for the corresponding period in 2001. Gross margins related to law enforcement product sales decreased $1,451,000, from $2,304,000 for the six months ended June 30, 2000 to $853,000 for the corresponding period in 2001. This decrease was due to both a decline in revenues for the six months ended June 30, 2001 as compared to the comparable period in 2000 and an uncharacteristically high software only product mix for the three month period ended June 30, 2000.

    Gross margins for the Identification products segment increased $1,370,000, from $911,000 for the six months ended June 30, 2000 to $2,280,000 for the comparable period in 2001. The increase is due both to the acquisition of G & A on March 30, 2001 and strong international sales of identification systems. Product gross margins related to G & A were $696,000 from the date of acquisition through June 30, 2001.

    Gross margins related to maintenance revenues increased $365,000 from $82,000 for the six months ended June 30, 2000 to $447,000 for the corresponding period in 2001. Of this increase, $249,000 was related to the Law Enforcement segment and was due primarily to lower costs incurred in maintaining upgraded Crimes Capture Systems installations as opposed to pre-conversion UNIX-based systems.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. General and administrative expenses increased $1,232,000 or 70%, from $1,772,000 for the six months ended June 30, 2000 to $3,004,000 for the corresponding period in 2001. The increase includes $354,000 in general and administrative expense from the acquired infrastructure of G & A. Exclusive of the G & A acquisition, general and operating expenses increased $878,000 during the six months ended June 30, 2001. This increase was due primarily to higher legal, consulting and professional fees related to our becoming a public entity, and increased headcount.

    SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses increased $557,000 or 53%, from $1,049,000 for the six months ended June 30, 2000 to $1,606,000 for the corresponding period in 2001. The increase includes $552,000 in sales and marketing from the acquired sales and marketing force of G & A. Exclusive of the G & A acquisition, sales and marketing expenses approximated $1,049,000 for the six month periods ended June 30, 2000 and $1,054,000 for the corresponding period in 2001. Sales and marketing expenses related to the Law Enforcement segment were $702,000 and $579,000 for the six months ended June 30, 2000 and 2001, respectively, as we incurred reduced commissions in 2001 as a result of lower revenues. Sales and marketing expenses of the Identification segment increased $128,000 (exclusive of the G & A acquisition), from $347,000 for the six months ended June 30, 2000 to $475,000 for the corresponding period in 2001.

    RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased $232,000 or 28% from $816,000 for the six months ended June 30, 2000 to $1,048,000 for the corresponding period in 2001. The increase includes $287,000 in research and development expenses from the acquisition of G & A. Exclusive of the G & A acquisition, research and development expenses decreased $55,000. The decrease reflects lower research and development expenses of $212,000 in the Law Enforcement group due to a decrease in headcount and reduced contract programming expenses.

    INTEREST EXPENSE, NET.  For the six months ended June 30, 2000, we recognized interest income of $104,000 and interest expense of $1,114,000. For the six months ended June 30, 2001, we recognized interest income of $109,000 and interest expense of $38,000. Interest expense for the six month period ended June 30, 2000 includes $889,000 which relates to the accretion of a beneficial conversion feature embedded in our convertible promissory note issued in November 1999. Exclusive of this charge, interest expense decreased by $187,000 due to the paydown of interest bearing obligations which commenced in the second quarter of 2000 upon receipt of our initial public offering proceeds, such proceeds received on April 5, 2000.

    EXTRAORDINARY ITEM.  In November 1999, we issued a convertible promissory note of $1,250,000 at an interest rate of 10%, due the earlier of February 16, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owned approximately 31% of our common shares outstanding at the date of note issuance). Under the terms of the note, the principal amount was fixed in Japanese yen and was to be repaid in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest was not paid prior to April 1, 2000, the note became convertible to common stock at $1.00 per share. In conjunction with the note, we issued the individual a warrant to purchase 125,000 shares of common stock for $6.00 per share. We recorded the note at an amount, net of a discount, equal to the fair value allocated to the warrants issued of approximately $361,000.

    We recorded a charge of $889,000 for the beneficial conversion feature embedded in this debt instrument. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt was convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore we limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. We accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to the date the note became immediately convertible, April 1, 2000.

    On April 5, 2000, we used a portion of the proceeds from its initial public offering to extinguish this outstanding debt. The difference between the debt payment amount of $1,250,000 and the carrying amount of the debt of approximately $628,000 was recorded as an extraordinary gain of $622,000.

    LIQUIDITY AND CAPITAL RESOURCES.  Since inception, we have funded operations primarily from proceeds from the sale of stock and borrowings from individuals and financial institutions. On March 31, 2000, we completed an IPO of 1,875,000 units (units consist of one share of common stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds aggregated approximately $13.5 million. The IPO proceeds were received on April 5, 2000. On May 2, 2000 we received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units. During the six month period ended June 30, 2000, we received proceeds of $1.7 million from the exercise of 176,673 warrants and 1,896 options. During the six month period ended June 30, 2001, we received no proceeds from the issuance of stock or exercise of warrants or options.

    As of June 30, 2001 we had total current assets of $7.4 million and total current liabilities of $4.5 million, or working capital of $2.9 million.

    Net cash used in operating activities was $2,753,000 for the six month period ended June 30, 2001 as compared to $4,476,000 for the corresponding period in 2000.   We used cash to fund the net loss for the six months ended June 30, 2000, of $1,585,000 and $2,876,000 for the corresponding period in 2001. For the six months ended June 30, 2000, we used cash of $1,168,000 to fund increases in current assets and $2,347,000 for decreases in current liabilities (excluding debt). We generated cash of $624,000 from non cash expenses (depreciation, amortization and non cash compensation) during the six months ending June 30, 2000. For the six months ended June 30, 2001, we generated cash of $41,000 from decreases in current assets and intangible assets and used cash of $855,000 from decreases in current liabilities and deferred revenues (excluding debt), offset by $937,000 of non cash expenses (depreciation, amortization and non cash compensation).

    Net cash used by investing activities was $65,000 and $3,128,000 for the six months ended June 30, 2000 and 2001, respectively. We used cash to fund the acquisition of G & A of $2,992,000. We also used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $122,000 for the six months ended June 30, 2001. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.

    Net cash generated by financing activities was $11,947,000 for the six months ended June 30, 2000. Net cash generated for the six months ending June 30, 2000 was primarily from net proceeds of $15,579,000 from our IPO, completed March 31, 2000 with receipt of proceeds on April 5, 2000 and May 2, 2000, and the issuance of short term notes payable of $101,000 offset by repayment of loans of $3,488,000, dividends paid on our Series B Preferred Stock of $181,000 and the repurchase of our common stock of $64,000. For the six months ended June 30, 2001, we used cash of $310,000 for the repayment of loans.

    We believe that the funds held in cash and cash equivalents and funds provided by operations will be sufficient to finance our working capital requirements for at least the next twelve months. If we are unable to implement our business plan, we may be required to secure additional funding or institute cost reduction plans.

RISK FACTORS

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $27.4 MILLION AND WE EXPECT TO INCUR LOSSES IN THE FUTURE.

    As of June 30, 2001, we had an accumulated deficit of $27.4 million and we expect to incur losses in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF LARGE SYSTEM SALES COSTING FROM $300,000 TO $600,000 AND WE MAY FAIL TO ACHIEVE ONE OR MORE LARGE SYSTEM SALES IN THE FUTURE.

    In the past three years we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $300,000 to $600,000. As a result, if we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters our operating results may be below the expectations of securities analysts and investors, in which case the market price of our common stock may decrease significantly.

OUR LENGTHY SALES CYCLE MAY CAUSE US TO EXPEND SIGNIFICANT RESOURCES FOR AS LONG AS ONE YEAR IN ANTICIPATION OF A SALE, YET WE STILL MAY FAIL TO COMPLETE THE SALE.

    When considering the purchase of a large computerized booking or identification system, a government agency may take as long as a year to evaluate different systems and obtain approval for the purchase. If we fail to complete a sale, we will have expended significant resources and received no revenue in return. Generally, agencies consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with their current systems, product reliability and their own budget constraints. While potential customers are evaluating our products and before they place an order with us, we may incur substantial selling costs and expend significant management effort to accomplish a sale.

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

WE MAY FAIL TO CREATE NEW APPLICATIONS FOR OUR PRODUCTS AND ENTER NEW MARKETS, WHICH MAY AFFECT OUR FUTURE SUCCESS.

    We believe our future success depends in part on our ability to develop and market our technology for applications other than booking systems for the law enforcement market. If we fail in these goals, our business strategy and ability to generate revenues and cash flow would be significantly impaired. We intend to expend significant resources to develop new technology, but the successful development of new technology cannot be predicted and we cannot guarantee we will succeed in these goals.

WE OCCASIONALLY RELY ON SYSTEMS INTEGRATORS TO MANAGE OUR LARGE PROJECTS AND, IF THESE COMPANIES DO NOT PERFORM ADEQUATELY, WE MAY LOSE BUSINESS.

    We are occasionally a subcontractor to systems integrators who manage large projects incorporating our systems, particularly in foreign countries. We cannot control these companies, and they may decide not to promote our products, or they may price their services in such a way as to make it unprofitable for us to continue our relationship with them. Further, they may fail to perform under agreements with their customers, in which case we might lose sales to these customers. If we lose our relationships with these companies, our business may suffer.

WE RELY ON A LICENSE OF TECHNOLOGY FROM VISIONICS, INC., AND THIS LICENSE MAY BE TERMINATED IN THE FUTURE.

    We depend on a licensing arrangement with Visionics for technology related to the search engine used in our systems. Our present licensing arrangement with Visionics expires in October 2001. If Visionics becomes unable or unwilling to continue to license us this technology or renew the terms of this license, we will have to identify or develop acceptable alternative sources of this technology, which could take up to nine months or longer. Any significant interruption in our ability to identify and contract with alternative providers of similar technology or to develop our own search engine would result in delivery delays, which could harm our customer relationships and our business and reputation.

WE DO NOT HAVE U.S. OR FOREIGN PATENT PROTECTION FOR SEVERAL OF OUR PRODUCTS, AND A COMPETITOR MAY BE ABLE TO REPLICATE OUR TECHNOLOGY.

    Our business is based in large part on our technology, and our success depends in part on our ability and efforts to protect our intellectual property rights. If we do not adequately protect our intellectual property, our business will be seriously harmed. We do not have patent protection for several of our products, including the Crime Capture System. Our Crime Capture System is based upon proprietary technology. Some of the technology used in our Suspect ID, Crime Lab and Vehicle ID products is protected by patents, copyrights and various trade secret protections afforded to us by law.

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

WE RECENTLY HAVE ACQUIRED SEVERAL BUSINESSES AND FACE RISKS ASSOCIATED WITH INTEGRATING THESE BUSINESSES AND POTENTIAL FUTURE BUSINESSES THAT WE MAY ACQUIRE.

    We recently completed the acquisitions of Imaging Technology Corporation ("ITC"), Goddard Technology Corporation, G &A Imaging, Ltd. ("G & A"), Castleworks LLC and E-Focus West LLC. We are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates, and our business and our strategy includes building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

    Acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If we do not successfully integrate the businesses we recently acquired or any businesses we may acquire in the future, our business will suffer.

WE OPERATE IN FOREIGN COUNTRIES AND ARE EXPOSED TO RISKS ASSOCIATED WITH FOREIGN POLITICAL, ECONOMIC AND LEGAL ENVIRONMENTS AND WITH FOREIGN CURRENCY EXCHANGE RATES.

    With our acquisition of G & A, we have significant foreign operations and are accordingly exposed to risks, including among others, risks associated with foreign political, economic and legal environments and with foreign currency exchange rates. Our results may be adversely affected by, among other things, changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversions, remittance abroad and rates and methods of taxation.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Not applicable

  (b)
  Not applicable

  (c)
  On March 30, 2001, we issued 665,000 shares of our common stock pursuant to our acquisition of substantially all of the assets of G & A. Such issuance was exempt from registration under Regulation S of the Securities Act, as all purchasers were outside of the United States and were not U.S. Persons as defined in Regulation S.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matters were submitted to a vote of the shareholders of ImageWare Systems, Inc. at the Annual Meeting of Shareholders held on May 17, 2001.

  a)
  The following members were elected to and as the Board of Directors to serve for the ensuing year and until their successors are elected:

Nominee	Shares Voted For	Shares Withheld
S. James Miller, Jr.	2,895,926	281,451
John Callan	2,895,926	281,451
Patrick J. Downs	2,895,926	281,451
Jack Holleran	2,895,926	281,451
Yukuo Takenaka	2,895,926	281,451
  b)
  Our shareholders voted upon a proposal to amend our Amended and Restated 1999 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under such plan by 800,000 as follows: 1,039,346 in favor, 341,490 against, 22,799 in abstention and 1,773,742 broker not voted. Under the provisions of our bylaws which require a majority of a quorum to approve shareholder actions, our shareholders did not approve this increase to our plan.

  c)
  A proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for our fiscal year ending December 31, 2001 was approved by the following vote: 2,853,434 in favor, 112,157 against, and 211,786 abstentions.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Agreement of Merger and Plan of Reorganization dated July 6, 2000, among the Company, Imaging Technology Corporation and ITC Acquisition Corporation (4)
2.2	First Amendment to the Agreement of Merger and Plan of Reorganization dated August 11, 2000 (4)
2.3	Plan and Agreement of Reorganization between Goddard Technology Corporation and Imaging Technology Corporation dated as of Septemeber 13, 2000 (5)
2.4	Asset Purchase Agreement dated March 8, 2001, among the Company, I.W. Systems Canada Company, G&A Imaging Ltd. and R&G Imaging Ltd. (5)
2.5	First Amendment to Asset Purchase Agreement dated March 29, 2001 (5)
2.6	Membership Interest Purchase Agreement between the Company and Castle Holdings LLC dated August 10, 2001(8)
3.1	Amended and Restated Articles of Incorporation of ImageWare Systems, Inc.(1)
3.2	Bylaws of ImageWare Systems, Inc.(1)
4.1	Form of Common Stock Certificate (1)
4.2	Reference is made to pages 1-5 and 12-15 of Exhibit 3.2 (1)
4.3	Form of Public Warrant (1)
4.4	Form of Representatives' Warrant (2)
4.5	Form of Warrant and Unit Agreement (3)
4.6	Convertible Promissory Note in favor of Naoya Harano dated November 10, 1999 (2)
4.7	Stock Purchase Warrant in favor of Naoya Harano dated November 10, 1999 (3)
4.8	Form of Warrant (Former XImage Shareholders) (1)
4.9	Form of Warrant (Former XImage Officers, Noteholders and Other Investors) (1)
4.10	Form of Warrant (Officers and Directors) (1)
4.11	Warrant to Purchase Common Stock in favor of Imperial Bank (1)
10.1	Employment Agreement with S. James Miller dated January 1, 1996, as amended September 2000 (7)
10.2	Employment Agreement with Wayne G. Wetherell dated April 1, 1997, as amended March 1, 1999 (1)
10.3	Employment Agreement with Paul J. Devermann dated July 20, 1997, as amended March 1, 1999 (1)
10.4	Employment Agreement with William Ibbetson dated November 15, 2000 (5)
10.5	Employment Agreement with Lori Rodriguez dated April 15, 2001 (6)
10.6	Employment Agreement with Ian Fraser dated March 30, 2001 (6)
10.7	Form of Indemnity Agreement entered into by the registrant with its directors and executive officers (1)

10.8	Consulting Agreement with John Callen dated November 14, 2000 (5)
10.9	Consultant Agreement with T. Bing Byington dated August 10, 2001.
10.10	1994 Employee Stock Option Plan (1)
10.11	1994 Nonqualified Stock Option Plan (1)
10.12	1999 Stock Option Plan(1)
10.13	Lease between Thormint I and the Company dated June 9, 1998 (1)
10.14	Sublease between Castleworks LLC and Paine and Associates dated September 28, 1999.
10.15	Lease between RDL Holding, LTD and Imaging Technology Corporation dated July 1, 2000 (5)
10.16	Commercial Lease between I.W. Systems Canada Company and 3840743 Canada, Inc. dated April 12, 2001 (7)
10.17	Commercial Lease between BOS GmbH & Co. KG and Digital Imaging International GmbH dated June 20, 2001.
10.18	License Agreement with Atlus Co., Ltd. dated March 7, 1997 (1)
10.19	Value Added Reseller Agreement with Visionics Corporation dated October 7, 1998 (1)
10.20	Teaming Agreement with PRC Inc. dated November 5, 1998 (1)
10.21	Software License and Services Subcontract with PRC Inc. dated June 29, 1999 (1)
10.22	Agreement with State Procurement Office of Arizona dated January 14, 1999 (1)

(1)
Incorporated by reference to the Company's Registration Statement for Small Business Issuers, Form SB-2 as filed with the SEC on December 20, 1999 (No. 333-93131).

(2)
Incorporated by reference to the Company's Amended Registration Statement for Small Business Issuers, Form SB-2/A as filed with the SEC on February 8, 2000.

(3)
Incorporated by reference to the Company's Amended Registration Statement for Small Business Issuers, Form SB-2/A as filed with the SEC on March 15, 2000.

(4)
Incorporated by reference to the Company's Current Report, Form 8-K as filed with the SEC on September 7, 2000.

(5)
Incorporated by reference to the Company's Annual Report, Form 10-KSB as filed with the SEC on April 2, 2001.

(6)
Incorporated by reference to the Company's Quarterly Report, Form 10QSB as filed with the SEC on May 15, 2001.

(7)
Incorporated by reference to the Company's Registration Statement for Small Business Issuers, Form SB-2 as filed with the SEC on June 29, 2001.

(8)
Incorporated by reference to the Company's Current Report, Form 8-K, as filed with the SEC on August 13, 2001.

(b)
Reports on Form 8-K.

    During the three months ended June 30, 2001, we filed one report on Form 8-K and one report on Form 8-K/A.

    We filed a report on Form 8-K on April 16, 2001 to report the Asset Purchase Agreement to acquire substantially all of the assets of G & A.

    We filed a report on Form 8-K/A on June 15, 2001 to file financial statements of G & A and our associated pro forma financial statements by amending Item 7 of the Current Report on Form 8-K filed by the Company on April 16, 2001.

    No other reports on Form 8-K or 8-K/A were filed during the three months ended June 30, 2001.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer

EXHIBIT INDEX

Exhibit
10.9	Consultant Agreement with T. Bing Byington dated August 10, 2001
10.14	Sublease between Castleworks LLC and Paine and Associates dated September 28, 1999
10.17	Commercial Lease between BOS GmbH & Co. KG and Digital Imaging International GmbH dated June 20, 2001

QuickLinks

IMAGEWARE SYSTEMS, INC. INDEX
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001 (AMOUNTS IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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