Form 10QSB
period 2001-09-30
IMAGEWARE SYSTEMS INC
filed 2001-11-14
CIK 941685

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to

Commission file number: 333-93131

IMAGEWARE SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0224167 (IRS Employer Identification No.)

10883 Thornmint Road
San Diego, CA 92127
(Address of Principal Executive Offices)

(858) 673-8600
(Issuer's Telephone Number, Including Area Code)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2001 the number of outstanding shares of the Registrant's common stock, par value $.01, was 5,581,054.

    Transitional Small Business Disclosure Format (check one) Yes / /  No /x/

IMAGEWARE SYSTEMS, INC.
INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(IN THOUSANDS)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$659	$6,900
Restricted cash and cash equivalents	60	530
Accounts receivable, net	4,465	2,944
Inventory	1,143	286
Other current assets	1,298	117

Total Current Assets	7,625	10,777
Property and equipment, net	1,218	535
Other assets	199	65
Intangible assets, net of accumulated amortization	7,865	1,628

Total Assets	$16,907	$13,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,558	$791
Deferred revenue	1,157	611
Accrued expenses	1,669	751
Accrued expenses—related parties	211	321
Accrued interest	42	299
Notes & advances payable to bank and 3rd parties	213	132
Notes payable to related parties	261	210

Total Current Liabilities	6,111	3,115
Stockholders' equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued and 334,400 shares outstanding, liquidation preference $836,000	3	3
Common stock, $.01 par value, 50,000,000 shares authorized, 5,455,662 shares issued and outstanding	53	41
Additional paid in capital	40,131	34,668
Unearned stock-based compensation	(63)	(63)
Treasury stock, at cost—6,704 shares	(64)	(64)
Stockholder note receivable	(150)	(150)
Accumulated other comprehensive loss	57	—
Accumulated deficit	(29,171)	(24,545)

Total stockholders' equity	10,796	9,890

Total Liabilities and Stockholders' Equity	$16,907	$13,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Revenues:
Product	$3,753	$1,796	$9,015	$6,305
Maintenance	584	335	1,622	1,036

	4,337	2,131	10,637	7,341
Cost of revenues:
Product	1,723	826	3,851	2,093
Maintenance	288	322	879	941

Gross profit	2,326	983	5,907	4,307

Operating expenses:
General & administrative	1,638	742	4,608	2,406
Sales and marketing	1,193	368	2,799	1,417
Research & development	644	360	1,691	1,175
Stock-based compensation	—	784	35	863
Depreciation and amortization	659	249	1,574	744

	4,134	2,503	10,707	6,605

Loss from operations	(1,808)	(1,520)	(4,800)	(2,298)
Interest (income) expense, net	(9)	(79)	(81)	931
Other (income) expense, net	(20)	331	(24)	730

Loss before income taxes and extraordinary items	(1,779)	(1,772)	(4,695)	(3,959)
Income tax benefit	(41)	—	(82)	—

Loss before extraordinary items	(1,738)	(1,772)	(4,613)	(3,959)
Extraordinary items:
Gain on debt extinguishments net of income taxes of $0	—	547	—	1,168

Net loss	$(1,738)	$(1,225)	$(4,613)	$(2,791)

Basic and diluted loss per share before income taxes and extraordinary items—see note 2	$(0.34)	$(0.45)	$(0.98)	$(1.25)
Extraordinary item	—	0.14	—	0.36

Net loss	$(0.34)	$(0.31)	$(0.98)	$(0.89)

Basic and diluted common shares	5,194,792	4,001,229	4,755,589	3,219,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

ImageWare Systems, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	2001	2000
Cash flows from operating activities
Net loss	$(4,613)	$(2,791)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,574	744
Accumulated other comprehensive loss	57	—
Stock-based compensation	35	863
Extraordinary gain on debt extinguishments	—	(547)
Deferred revenue	485	(552)
Change in assets and liabilities
Restricted cash and cash equivalents	470	—
Accounts receivable, net	(352)	(263)
Inventory	122	80
Other current assets	(20)	(146)
Intangible assets	(77)	(373)
Accounts payable	681	(1,216)
Accrued expenses	(144)	(1,093)
Deferred compensation	—	(294)
Accrued interest	(157)	123

Total adjustments	2,674	(2,674)

Net cash (used in) operating activities	(1,939)	(5,465)

Cash flows from investing activities
Purchase of property and equipment	(335)	(220)
Acquisition of businesses, net of cash acquired	(3,196)	9
Payment on advances from related stockholders	(69)	(23)
Purchase of other long-term assets	—	(300)

Net cash (used in) investing activities	(3,600)	(534)

Cash flows from financing activities
Proceeds from issuance of notes payable		156
Repayment of notes payable	(702)	(3,503)
Proceeds from issuance of stock, net of issuance costs		15,579
Proceeds from exercise of options and warrants		1,697
Repurchase of common stock		(64)
Dividends paid		(181)

Net cash (used in) provided by financing activities	(702)	13,684

Net (decrease) increase in cash	(6,241)	7,685
Cash and cash equivalents at beginning of period	6,900	159

Cash and cash equivalents at end of period	$659	$7,844

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net income (loss)	$(1,738)	$(1,225)	$(4,613)	$(2,791)
Other comprehensive income (loss):
Foreign currency translation adjustment	11	—	(57)	—

Comprehensive income (loss)	$(1,727)	$(1,225)	$(4,670)	$(2,791)

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

    The accompanying condensed consolidated unaudited financial statements of ImageWare Systems, Inc. ("ImageWare" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Form 10-KSB dated April 2, 2001. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of September 30, 2001, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

    Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2. NET LOSS PER COMMON SHARE

    Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, common stock equivalents consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended September 30, 2001 and 2000, the Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company's net loss.

    The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2001 and 2000 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Numerator
Loss before extraordinary item	$(1,738)	$(1,772)	$(4,613)	$(3,959)
Less Series B preferred dividends	(20)	(21)	(60)	(63)

Loss available to common shareholders before extraordinary item	(1,758)	(1,793)	(4,673)	(4,022)
Extraordinary item - see note 6	—	547	—	1,168

Net loss available to common stareholders	$(1,758)	$(1,246)	$(4,673)	$(2,854)

Denominator
Weighted-average shares outstanding	5,194,792	4,001,229	4,755,589	3,219,671
Basic and diluted loss per share before extraordinary item	$(0.34)	$(0.45)	$(0.98)	$(1.25)
Extraordinary item	—	0.14	—	0.36

Net loss	$(0.34)	$(0.31)	$(0.98)	$(0.89)

NOTE 3. BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS

    On August 22, 2000, the Company consummated a merger with Imaging Technology Corporation ("ITC") by acquiring all of the outstanding common stock of ITC in exchange for newly issued common stock of Imageware Systems Inc. whereby ITC became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling of interests and, accordingly, the accompanying condensed consolidated financial statements have been restated to include the accounts and operations for all periods presented.

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

    On March 30, 2001, the Company completed the purchase of substantially all the assets of G & A Imaging Ltd. ("G & A"), a privately held developer of software and software systems for digital identification documents for a total purchase price of $3.0 million in cash ($2.5 million to selling shareholders and approximately $0.5 million in direct transaction costs) and the issuance of 665,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, G & A's results of operations have been included in the consolidated financial statements since the date of acquisition.

    On August 10, 2001, the Company completed its acquisition of Castleworks LLC, a Nevada limited liability company ("Castleworks"), and E-Focus West LLC, a Nevada limited liability company ("E-Focus"), from Castle Holdings LLC, a Nevada limited liability company ("Castle Holdings") for a total purchase price of $100,000 in cash and the issuance of 600,000 shares of the Company's common stock. As a result of this transaction, Castleworks and E-Focus became wholly owned subsidiaries of ImageWare. The acquisition was accounted for using the purchase method of accounting and, accordingly, Castleworks, and E-Focus West's results of operations have been included in the consolidated financial statements since the date of acquisition. Castleworks and E-Focus develop software for electronic or digital imaging for photographic purposes.

    The following table presents the allocation of the acquisition cost for the G&A, Castleworks and E-Focus acquisitions, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

	G & A Imaging	Castleworks & E-Focus West
Cash	$—	$25,000
Accounts receivable	919,000	249,000
Inventories	789,000	189,000
Other current assets	1,075,000	21,000
Property, plant and equipment, net	325,000	248,000
Goodwill and other intangibles	6,135,000	1,549,000

Total assets	$9,243,000	$2,281,000

Amounts payable to banks and long-term debt due within one year	$(789,000)	—
Other current liabilities	(1,722,000)	(304,000)
Long-term obligations, net of current portion	(71,000)	—

Total liabilities	$(2,582,000)	$(304,000)

Total acquisition cost	$6,661,000	$1,977,000

    The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

    The following (unaudited) pro forma consolidated results of operations for the nine months ended September 30, 2001 have been prepared as if the acquisition of Goddard, G&A and Castleworks had occurred at January 1, 2000:

	Nine Months Ended September 30,
	2001	2000
Sales	$12,940,000	$12,523,000
Net income [loss]	(5,676,000)	(3,116,000)
Net income [loss] per share — basic	(1.19)	(0.99)

    The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 4. INVENTORY

    Inventories at September 30, 2001 and December 31, 2000 were comprised of finished goods of $1,143,000 and $286,000, respectively.

NOTE 5. SEGMENT INFORMATION

    Prior to its acquisition of G & A, Castleworks and E-Focus, the Company operated in one business segment. With its acquisition of G & A, Castleworks and E-Focus, the Company is now comprised of three reportable segments: Law Enforcement, Identification and Digital Photography. The Law Enforcement segment develops, sells and supports a suite of modular software products and designs systems used by law enforcement and public safety agencies to manage criminal history records and investigate crime. The Identification segment develops, sells and supports software and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. The Digital Photography segment develops software for electronic or digital imaging for photographic purposes.

    Corporate assets are comprised primarily of cash and cash equivalents and other assets providing benefits to all business segments.

    There are no intersegment transactions.

    The table below summarizes information about reportable segments for the three and nine months ended September 30, 2001 and 2000:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net Revenue:
Law Enforcement	$1,241	$1,353	$3,455	$5,152
Identification	2,695	778	6,781	2,189
Digital Photography	401	—	401	—
Total consolidated net sales	$4,337	$2,131	$10,637	$7,341
Operating loss:
Law Enforcement	$(492)	$(1,318)	$(2,412)	$(1,622)
Identification	(1,274)	(202)	(2,348)	(676)
Digital Photography	(41)	—	(41)	—
Other unallocated amounts:
Interest expense (income)	(9)	(79)	(81)	931
Other expense (income)	(19)	331	(25)	730

Income (loss) before taxes	$(1,779)	$(1,772)	$(4,695)	$(3,959)
Extraordinary items	—	547	—	1,168

Net loss before income taxes	(1,779)	(1,225)	(4,695)	(2,791)

	September 30, 2001	December 31, 2000
	(in thousands)
Total Assets by Segment:
Law Enforcement	$2,581	$3,492
Digital Photography	2,345	—
Identification	11,083	1,401

Total assets for reportable segments	16,009	4,893
Corporate	898	8,112

Total consolidated assets	$16,907	$13,005

NOTE 6. EXTRAORDINARY ITEM

    In November 1999, the Company issued a convertible promissory note of $1,250,000 at an interest rate of 10%, due the earlier of February 10, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owned approximately 31% of our common shares outstanding at the date of note issuance). Under the terms of the note, the principal amount was fixed in Japanese yen and was to be repaid in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest were not paid prior to April 1, 2000, the note became convertible to common stock at $1.00 per share. In conjunction with the note, the Company issued the individual a warrant to purchase 125,000 shares of common stock for $6.00 per share. The Company recorded the note at an amount, net of a discount, equal to the fair value allocated to the warrants issued of approximately $361,000.

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

NOTE 7. RECENTLY ISSUED ACCOUNTING STANDARDS

    In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which supercedes Accounting Principles Board Opinion ("APB") No. 16 "Business Combinations," and SFAS No. 138, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. In July, 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets," and requires that all goodwill and intangible assets with indefinite lives no longer be amortized but reviewed at least annually for impairment. The Company will adopt SFAS No. 142 when required to do so on January 1, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense before income taxes, however, the total impact of the adoption of this pronouncement is currently being evaluated by the Company. The Company has not assessed the impact of any impairment under the new test prescribed by the standard.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-ived Assets and for Long-Lived Assets to Be Disposed Of, supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion), and amends ARB No. 51, Consolidated Financial statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for the Company in the first quarter of fiscal year 2002. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 8. COMMITMENTS AND CONTINGENCIES

    The Company is, from time to time, subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows. As of September 30, 2001, the Company was not a party to any pending legal proceedings.

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

OVERVIEW

    We develop and market software used to create and manage databases of digital images and accompanying text records. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to manage criminal history records and to investigate crime. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and criminal history records. We also develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. In addition, we develop, sell and support software and integrate systems used to capture and enhance digital photographs by professional photographers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

Product Revenues

	THREE MONTHS ENDED SEPTEMBER 30,
				% Change
	2001	2000	$ Change
		Restated See Note 3
(dollars in thousands)
Product revenues:
Law Enforcement	$796	$1,029	$(233)	(23%)
Percentage of total revenue	21%	57%
Identification Group	2,558	767	1,791	235%
Percentage of total revenue	68%	43%
Digital Photography	399	—	399	100%
Percentage of total revenue	11%	0%

Total product revenues	$3,753	$1,796	$1,957	109%

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

    Product revenues increased 109% from $1,796,000 for the three months ended September 30, 2000 to $3,753,000 for the corresponding period in 2001. Sales of identification systems and software increased $1,791,000 for the three months ended September 30, 2001 as compared to the corresponding period in 2000. This increase is due to both the acquisition of G & A and Goddard. Revenues related to law enforcement products decreased $233,000 for the three months ended September 30, 2001 as compared to the corresponding period in 2000 as sales of law enforcement systems continued to lag behind prior year levels. Revenues related to our digital photography products were $399,000 for the three months ended September 30, 2001. There were no such revenues in the corresponding period of 2000 as we acquired this business August 10, 2001 through our acquisition of Castleworks and E-Focus. Our backlog of product orders as of September 30, 2001 was approximately $2,340,000.

    Maintenance revenues increased 74% from $335,000 for the three months ended September 30, 2000 to $584,000 for the corresponding period in 2001. This increase is due both to the expansion of our installed base in the law enforcement market and the acquisition of G & A.

Cost of product revenues

	THREE MONTHS ENDED SEPTEMBER 30,
				% Change
	2001	2000	$ Change
(dollars in thousands)
Law Enforcement	$330	$480	$(150)	(31%)
Percentage of law enforcement product revenue	41%	47%
Identification Group	$1,183	$346	$837	242%
Percentage of identification product revenue	46%	45%
Digital Photography	$210	$—	$210	100%
Percentage of digital photography product revenue	53%	—

Total product cost of revenues	$1,723	$826	$897	109%

Percentage of total product revenues	46%	46%

    Cost of product revenues as a percentage of product revenues was 46% for the three month period ending September 30, 2000 and for the corresponding period in 2001. Cost of law enforcement product revenues as a percentage of law enforcement product revenues decreased from 47% for the three months ended September 30, 2000 to 41% for the corresponding period in 2001. This decrease is due primarily to a reduction in fixed personnel costs. Also contributing to the decrease is product mix. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period.

    Cost of identification product revenues as a percentage of identification product revenues increased from 45% for the three months ended September 30, 2000 to 46% for the corresponding period in 2001. The dollar increase of $837,000 reflects the acquisition of both G & A and Goddard.

    Cost of maintenance revenues decreased 12% from $322,000, or 96% of maintenance revenues, for the three months ended September 30, 2000 to $288,000, or 49% of maintenance revenues, for the corresponding period in 2001. This decrease in costs of maintenance revenues as a percentage of maintenance revenues is due to a larger revenue base to absorb fixed maintenance costs. Also contributing to the reduction in cost of maintenance revenues was the movement of certain help desk functions to our Canadian office resulting in lower personnel costs.

Product gross profit

	THREE MONTHS ENDED SEPTEMBER 30,
				% Change
	2001	2000	$ Change
(dollars in thousands)
Law Enforcement	$467	$549	$(82)	(15%)
Percentage of law enforcement product revenue	59%	53%
Identification Group	$1,375	$420	$955	227%
Percentage of identification product revenue	54%	55%
Digital Photography	$189	$—	$189	100%
Percentage of digital photographyproduct revenue	47%	—

Total product gross profit	$2,031	$969	$1,062	110%

Percentage of total product revenues	54%	54%

    Total product gross margins as a percentage of product revenues were 54% for the three month period ended September 30, 2000 and for the corresponding period in 2001. Law enforcement gross profit as a percentage of law enforcement product revenue increased from 53% for the three months ended September 30, 2000 to 59% for the corresponding period of 2001. This increase is due primarily to a reduction in fixed personnel costs. Also contributing to the increase is a decrease in hardware content of our product mix. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content included in systems installed during a given period.

    Gross margins as a percentage of identification product revenues, decreased from 55% for the three months ended September 30, 2000 to 54% for the corresponding period in 2001. The dollar increase of $955,000 reflects the acquisition of both G & A Imaging and Goddard Technologies.

    Gross margins related to maintenance revenues increased $283,000 from $13,000, or 4% of maintenance revenues for the three months ended September 30, 2000 to $296,000, or 51% of maintenance revenues for the corresponding period in 2001. This increase is due primarily to increased revenues resulting from our expanding installed base. Also contributing to this increase was the movement of certain help desk functions to our Canadian office resulting in lower personnel costs.

Operating expenses

	THREE MONTHS ENDED SEPTEMBER 30,
				% Change
	2001	2000	$ Change
(dollars in thousands)
General & administrative	$1,638	$742	$896	121%
Percentage of total revenue	38%	35%
Sales and marketing	$1,193	$368	$825	225%
Percentage of total revenue	28%	17%
Research & development	$644	$360	$284	79%
Percentage of total revenue	15%	17%
Stock-based compensation	$—	$784	$(784)	(100%)
Percentage of total revenue	—	37%
Depreciation and amortization	$659	$249	$410	165%
Percentage of total revenue	15%	12%

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses, as a percentage of total revenues, increased by 3 percentage points from the three month period ended September 30, 2000 to the corresponding period in 2001. This increase of $896,000 or 121%, from $742,000 for the three months ended September 30, 2000 to $1,638,000 for the corresponding period in 2001 is due primarily to the infrastructure of acquired businesses. We are continuing to focus on efforts to achieve additional future operating efficiencies through the continual review and improvement of business processes. We expect to continue to focus on our cost structure, and our goal is to gradually decrease our level of general and administrative expenses, as a percentage of total revenues, on a year-over-year basis (excluding acquisition-related charges).

    SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total revenues, increased from 17% for the three months September 30, 2000 to 28% for the corresponding period in 2001. This dollar increase of $825,000 or 224%, from $368,000 for the three months ended September 30, 2000 to $1,193,000 for the corresponding period in 2001 is due primarily to the acquired sales and marketing force of G & A. Also contributing to the increase was the expansion of our international sales effort through our utilization of independent contractors and consultants.

    RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses, as a percentage of total revenues, decreased from 17% for the nine months ended September 30, 2000 to 15% for the corresponding period in 2001. The dollar increase in research and development expenses of $284,000, from $360,000 for the three months ended September 30, 2000 to $644,000 for the corresponding period in 2001 is due to additional development of products acquired through acquisitions. This increase in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased $410,000 from $249,000 for the three month period ended September 30, 2000 to $659,000 for the corresponding period in 2001. This increase is due primarily from the amortization of goodwill and other intangibles resulting from the acquisition of G & A and Goddard and the inclusion of depreciation from acquired companies.

    STOCK-BASED COMPENSATION.  On July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of ABP Opinion No. 25." FIN 44 clarifies the accounting consequences of various modifications to the terms of a previously granted stock option or award. Due to a significant decline in the estimated fair value of our common stock, in February 1999, the exercise price of previously granted stock options was repriced to $5.28 per share, which was based upon the fair value of our common stock as of that date, as determined by our Board of Directors. In accordance with FIN 44, the options are accounted for as variable from the date of the adoption of FIN 44 until the date the option is exercised, forfeited, or expires unexercised. For the three months ended September 30, 2000, the Company recorded stock-based compensation expense of approximately $654,000 as a result of the revaluing of the repriced options under variable accounting treatment. Additionally, the Company recognized non-employee stock-based compensation expense of $110,000 related to the issuance of stock purchase warrants as compensation for services rendered.

    INTEREST EXPENSE, NET.  For the three months ended September 30, 2000, we recognized interest income of $105,000 and interest expense of $26,000. For the three months ended September 30, 2001, we recognized interest income of $15,000 and interest expense of $4,000. Interest income in the three months ended September 30, 2001 decreased due to lower cash and cash equivalents held in interest bearing accounts, resulting from the use of cash to fund our net loss and acquisitions of G & A, Castleworks and E-Focus. Interest expense decreased due to our paydown of interest bearing obligations acquired in conjunction with our merger with ITC which was consummated in August of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Product Revenues

	NINE MONTHS ENDED SEPTEMBER 30,
				% Change
	2001	2000	$ Change
(dollars in thousands)
Product revenues:
Law Enforcement	$2,222	$4,202	$(1,980)	(47%)
Percentage of total revenue	25%	67%
Identification Group	$6,394	$2,103	$4,291	204%
Percentage of total revenue	71%	33%
Digital Photography	$399	$—	$399	100%
Percentage of total revenue	4%	—%

Total product revenues	$9,015	$6,305	$2,710	43%

    Product revenues increased 43% from $6,305,000 for the nine months ended September 30, 2000 to $9,015,000 for the corresponding period in 2001. Sales of identification systems and software increased $4,291,000 for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 due primarily to the effect of our acquisitions of G & A on March 30, 2001 and Goddard on September 30, 2000. Revenues related to law enforcement products decreased $1,980,000 for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 as sales of law enforcement systems continued to lag behind prior year levels. Revenues related to our digital photography products were $399,000 for the nine months ended September 30, 2001. There were no such revenues in the corresponding period of 2000 as we acquired this business August 10, 2001 through our aquisition of Castleworks and E-Focus. Our backlog of product orders as of September 30, 2001 was approximately $2,340,000.

    Maintenance revenues increased 57% from $1,036,000 for the nine months ended September 30, 2000 to $1,622,000 for the corresponding period in 2001. This increase is due both to the expansion of our installed base in the law enforcement market and the acquisition of G & A.

Cost of product revenues

	NINE MONTHS ENDED SEPTEMBER 30,
				% Change
	2001	2000	$ Change
(dollars in thousands)
Law Enforcement	$903	$1,347	$(444)	(33%)
Percentage of law enforcement product revenue	41%	32%
Identification Group	$2,738	$746	$1,992	267%
Percentage of identification product revenue	43%	35%
Digital Photography	$210	$—	$210	100%
Percentage of digital photography product revenue	53%	—

Total product cost of revenues	$3,851	$2,093	$1,758	84%

Percentage of total product revenues	43%	33%

    Cost of law enforcement product revenue as a percentage of law enforcement product revenues increased from 32% for the nine month period ended September 30, 2000 to 41% for the corresponding period in 2001. This increase is due primarily to an uncharacteristically high degree of software only sales in the second fiscal quarter of 2000. Cost of products can vary as a percentage of product revenues from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period.

    Cost of identification product revenues as a percentage of identification product revenues increased from 35% for the nine months ended September 30, 2000 to 43% for the corresponding period in 2001. This percentage increase is due primarily to the acquisition of G & A which has a lower software only product mix due to significant sales of identification card media. The dollar increase of $1,992,000 reflects the acquisition of both G & A and Goddard and the inclusion of their revenues in the nine month results in 2001 but not in 2000.

    Cost of maintenance revenues decreased 7% from $940,000, or 91% of maintenance revenues for the nine months ended September 30, 2000 to $879,000, or 54% of maintenance revenues, for the corresponding period in 2001. The percentage decrease of maintenance cost of sales to maintenance revenues is due to a larger revenue base over which to absorb fixed maintenance costs. Also contributing to the reduction in cost of maintenance revenues was the movement of certain help desk functions to our Canadian office resulting in lower personnel costs.

Product gross profit

	NINE MONTHS ENDED SEPTEMBER 30,
				% Change
	2001	2000	$ Change
(dollars in thousands)
Law Enforcement	$1,319	$2,853	$(1,534)	(54%)
Percentage of law enforcement product revenue	59%	68%
Identification Group	$3,655	$1,357	$2,298	169%
Percentage of identification product revenue	57%	65%
Digital Photography	$189	$—	$189	100%
Percentage of digital photography product revenue	47%	—

Total product gross profit	$5,163	$4,210	$953	23%

Percentage of total product revenues	57%	67%

    Total law enforcement product gross margins as a percentage of law enforcement product revenues decreased from 68% for the nine month period ended September 30, 2000 to 59% for the comparable period in 2001. This percentage decrease is due primarily to an uncharacteristically high degree of software only sales resulting from custom software orders from existing customers in the second fiscal quarter of 2000, combined with lower sales over which to absorb fixed costs. Cost of products can vary as a percentage of product revenues from quarter to quarter depending upon product mix and the hardware content included in systems installed during a given period.

    Identification group gross margins as a percentage of identification product revenue decreased 65% for the nine months ended September 30, 2000 to 57% for the corresponding period in 2000. This decrease is primarily due to the acquisition of G & A which has a lower software only product mix due to significant sales of identification card media. The dollar increase of $2,298,000 reflects the acquisition of both G & A and Goddard and the inclusion of their results of operations in the nine month results of 2001 but not in 2000.

    Gross margins related to maintenance revenues increased $646,000 from $96,000 or 9% of maintenance revenues for the nine months ended September 30, 2000 to $743,000 or 46% of maintenance revenues for the corresponding period in 2001. This increase is due to a larger revenue base over which to absorb fixed maintenance costs. Also contributing to the increase in maintenance gross margins was the movement of certain help desk functions to our Canadian office resulting in lower personnel costs.

Operating expense

	NINE MONTHS ENDED SEPTEMBER 30,
				% Change
	2001	2000	$ Change
(dollars in thousands)
General & administrative	$4,608	$2,406	$2,202	92%
Percentage of total revenue	43%	33%
Sales and marketing	$2,799	$1,417	$1,382	98%
Percentage of total revenue	26%	21%
Research & development	$1,691	$1,175	$516	44%
Percentage of total revenue	16%	18%
Stock-based compensation	$35	$863	$(828)	(96%)
Percentage of total revenue	—	12%
Depreciation and amortization	$1,574	$744	$830	112%
Percentage of total revenue	15%	11%

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses, as a percentage of total net revenues, increase from 33% for the nine months ended September 30, 2000 to 43% for the corresponding period in 2001. This percentage increase is due to both the inclusion of the acquired infrastructure of G & A, Goddard, Castleworks and E-Focus, combined with higher legal, consulting and professional fees related to our corporate maintenance as a public company. Increased headcount also contributed to this increase.

    SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total net revenues, increased from 21% for the nine months ended September 30, 2000 to 26% for the corresponding period in 2001. This dollar increase of $1,382,000 or 98% from $1,417,000 for the nine months ended September 30, 2000 to $2,799,000 for the corresponding period in 2001 is due primarily to the acquired sales and marketing force of G & A and Goddard. Also contributing to the increase was the expansion of our international sales effort through the utilization of independent contractors and consultants.

    RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses, as a percentage of total net revenues, decreased from 18% for the nine month period ending September 30, 2000 to 16% for the corresponding period in 2001. The dollar increase of $516,0000 from $1,175,000 for the nine months ended September 30, 2000 to $1,691,000 for the corresponding period in 2001 is due to additional development of products acquired through acquisitions. This increase in research and development reflect our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

    STOCK-BASED COMPENSATION.  On July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of ABP Opinion No. 25." FIN 44 clarifies the accounting consequences of various modifications to the terms of a previously granted stock option or award. Due to a significant decline in the estimated fair value of our common stock, in February 1999, the exercise price of previously granted stock options was repriced to $5.28 per share, which was based upon the fair value of our common stock as of that date, as determined our Board of Directors. In accordance with FIN 44, the options are accounted for as variable from the date of the adoption of FIN 44 until the date the option is exercised, forfeited, or expires unexercised. For the nine months ended September 30, 2000, the Company recorded stock-based compensation expense of approximately $654,000 as a result of the revaluing of the repriced options under variable accounting treatment. Additionally, the Company recognized non-employee stock-based compensation expense of $110,000 related to the issuance of stock purchase warrants as compensation for services rendered.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased $830,000 from $744,000 for the nine month period ended September 30, 2000 to $1,574,000 for the corresponding period in 2001. This increase is due primarily from the amortization of goodwill resulting from the acquisition of G & A Imaging and Goddard Technology and the inclusion of depreciation from acquired companies.

    INTEREST EXPENSE, NET.  For the nine months ended September 30, 2000, we recognized interest income of $210,000 and interest expense of $1,141,000. For the nine months ended September 30, 2001, we recognized interest income of $116,000 and interest expense of $35,000. Interest expense for the nine month period ended September 30, 2000 includes $889,000 which relates to the accretion of a beneficial conversion feature embedded in our convertible promissory note issued in November 1999. Exclusive of this charge, interest expense decreased by $217,000 due to the paydown of interest bearing obligations which commenced in the second quarter of 2000 upon receipt of our initial public offering proceeds received on April 5, 2000. The decrease in interest income from $210,000 for the nine months ended September 30, 2000 to $116,000 is due to lower cash and cash equivalents held in interest bearing accounts, resulting from the use of cash to fund our net loss and acquisitions of G & A, Castleworks, and E-Focus.

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

    LIQUIDITY AND CAPITAL RESOURCES.  Since inception, we have funded operations primarily from proceeds from the sale of stock and borrowings from individuals and financial institutions. On March 31, 2000, we completed an IPO of 1,875,000 units (units consist of one share of common stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds aggregated approximately $13.5 million. The IPO proceeds were received on April 5, 2000. On May 2, 2000 we received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units. During the nine month period ended September 30, 2000, we received proceeds of $1.7 million from the exercise of 176,673 warrants and 1,896 options. During the nine month period ended September 30, 2001, we received no proceeds from the issuance of stock or exercise of warrants or options.

    As of September 30, 2001 we had total current assets of $7.6 million and total current liabilities of $6.1 million, or working capital of $1.5 million.

    Net cash used in operating activities was $1,939,000 for the nine month period ended September 30, 2001 as compared to $5,465,000 for the corresponding period in 2000.   We used cash to fund the net loss for the nine months ended September 30, 2000, of $2,791,000 and $4,613,000 for the corresponding period in 2001. For the nine months ended September 30, 2000, we used cash of $702,000 to fund increases in current assets and $3,033,000 for decreases in current liabilities (excluding debt). Offsetting this usage of cash was $1,061,000 from non-cash expenses (depreciation, amortization and non cash compensation) during the nine months ending September 30, 2000. For the nine months ended September 30, 2001, we generated cash of $143,000 through decreases in current assets and intangible assets and generated cash of $865,000 from increases in current liabilities and deferred revenues (excluding debt). Offsetting this usage of cash was $1,666,000 of non cash expenses (depreciation, amortization and non cash compensation and accumulated other comprehensive loss).

    Net cash used by investing activities was $534,000 and $3,600,000 for the nine months ended September 30, 2000 and 2001, respectively. We used cash to fund the acquisition of G & A and Castleworks of $3,027,000 and $169,000 respectively, during the nine months ended September 30, 2001. We also used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $335,000 for the nine months ended September 30, 2001, as compared to $220,000 for the corresponding period in 2000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. During the nine months ended September 30, 2001, we used cash of $69,000 for the repayment of advances from related stockholders as compared to $23,000 in the corresponding period of 2000. During the nine month period ended September 30, 2000 we used cash of $300,000 to secure an acquisition right of first refusal.

    Net cash generated by financing activities was $13,684,000 for the nine months ended September 30, 2000 as compared to net cash used of $702,000 for the corresponding period of 2001. Net cash generated for the nine months ending September 30, 2000 was primarily from net proceeds of $15,579,000 from our IPO, completed March 31, 2000 with receipt of proceeds on April 5, 2000 and May 2, 2000, and the issuance of short term notes payable of $101,000 offset by repayment of loans of $3,488,000, dividends paid on our Series B Preferred Stock of $181,000 and the repurchase of our common stock of $64,000. For the nine months ended September 30, 2001, we used cash of $702,000 for the repayment of loans.

    We believe that the funds held in cash and cash equivalents and funds provided by operations, subject to the successful implementation of our business plan, will be sufficient to finance our working capital requirements for at least the next twelve months. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures. If we are unable to implement our business plan, we will be required to secure additional funding or institute further cost reduction plans.

    In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which supercedes Accounting Principles Board Opinion ("APB") No. 16 "Business Combinations," and SFAS No. 138, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. In July, 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets," and requires that all goodwill and intangible assets with indefinite lives no longer be amortized but reviewed at least annually for impairment. The Company will adopt SFAS No. 142 when required to do so on January 1, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense before income taxes, however, the total impact of the adoption of this pronouncement is currently being evaluated by the Company. The Company has not assessed the impact of any impairment under the new test prescribed by the standard.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-ived Assets and for Long-Lived Assets to Be Disposed Of, supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion), and amends ARB No. 51, Consolidated Financial statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for the Company in the first quarter of fiscal year 2002. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

RISK FACTORS

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $29.2 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

    As of September 30, 2001, we had an accumulated deficit of $29.2 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF LARGE SYSTEM SALES COSTING FROM $300,000 TO $600,000, AND WE MAY FAIL TO ACHIEVE ONE OR MORE LARGE SYSTEM SALES IN THE FUTURE.

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

    When considering the purchase of a large computerized booking or identification system, a government agency may take as long as a year to evaluate different systems and obtain approval for the purchase. If we fail to complete a sale, we will have expended significant resources and received no revenue in return. Generally, agencies consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with their current systems, product reliability and their own budgetary constraints. While potential customers are evaluating our products and before they place an order with us, we may incur substantial selling costs and expend significant management effort to accomplish a sale.

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

WE OCCASIONALLY RELY ON SYSTEMS INTEGRATORS TO MANAGE OUR LARGE PROJECTS, AND IF THESE COMPANIES DO NOT PERFORM ADEQUATELY, WE MAY LOSE BUSINESS.

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

WE RELY ON A LICENSE OF TECHNOLOGY FROM VISIONICS, INC., AND THIS LICENSE MAY BE TERMINATED IN THE FUTURE.

    We depend on a licensing arrangement with Visionics for technology related to the search engine used in our systems. Our licensing arrangement with Visionics was renewed effective October 1, 2001 for a two year term. If Visionics becomes unable or unwilling to continue to license us this technology or to renew the terms of this license, we will have to identify or develop acceptable alternative sources of this technology, which could take up to nine months or longer. Any significant interruption in our ability to identify and contract with alternative providers of similar technology or to develop our own search engine would result in delivery delays, which could harm our customer relationships and our business and reputation.

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

    We recently completed the acquisitions of Imaging Technology Corporation ("ITC"), Goddard Technology Corporation ("Goddard"), G & A Imaging, Ltd. ("G & A"), Castleworks LLC ("Castleworks") and E-Focus West LLC ("E-Focus West"). We are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates, and our business and our strategy includes building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Not applicable

  (b)
  Not applicable

  (c)
  On August 10, 2001, we issued 600,000 shares of our common stock to Castle Holdings and certain of its equity owners pursuant to our acquisition of all of the membership interests of Castleworks and E-Focus. An additional 100,000 shares of our common stock were issued and delivered at closing to the escrow agent as contingent shares, to be paid to Castle Holdings if the closing price of our common stock failed to be equal to or greater than $6.50 for at least any ten trading days during a period of one year from the date of the acquisition. This trading condition has been satisfied subsequent to the quarterly period ending September 30, 2001 such that Castle Holdings is not entitled to receive these additional shares. This sale and issuance of our common stock was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act promulgated hereunder, as a transaction by an issuer not involving a public offering. The sellers represented their status as accredited investors and also represented their intention to acquire the common stock for investment only and not with a view to or for sale in connection with any distribution thereof, and an appropriate legend was affixed to the stock certificates. In addition, the sellers had access to information about ImageWare through their relationship with us.

  (d)
  Not applicable

ITEM 3. DEFAULTS ON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5. OTHER INFORMATION

    On September 12, 2001, our Board of Directors approved the adoption of a 2001 Equity Incentive Plan that provides for the issuance of up to 1,000,000 shares of our common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Description
2.1	Agreement of Merger and Plan of Reorganization dated July 6, 2000, among the Registrant, Imaging Technology Corporation and ITC Acquisition Corporation(4)
2.2	First Amendment to the Agreement of Merger and Plan of Reorganization dated August 11, 2000(4)

2.3	Plan and Agreement of Reorganization between Goddard Technology Corporation and Imaging Technology Corporation dated September 13, 2000(5)
2.4	Asset Purchase Agreement dated March 8, 2001, among the Registrant, I.W. Systems Canada Company, G & A Imaging Ltd. and R&G Imaging Ltd.(5)
2.5	First Amendment to Asset Purchase Agreement dated March 29, 2001(5)
2.6	Membership Interest Purchase Agreement between the Registrant and Castle Holdings LLC(6)
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Reference is made to page 1-5 and 12-15 of Exhibit 3.2(1)
4.3	Form of Public Warrant(1)
4.4	Form of Representatives' Warrant(2)
4.5	Form of Warrant and Unit Agreement(3)
4.6	Convertible Promissory Note in favor of Naoya Harano dated November 10, 1999(2)
4.7	Stock Purchase Warrant in favor of Naoya Harano dated November 10, 1999(3)
4.8	Form of Warrant (Former XImage Shareholders)(1)
4.9	Form of Warrant (Former XImage Officers, Noteholders and Other Investors)(1)
4.10	Form of Warrant (Officers and Directors)(1)
4.11	Warrant to Purchase Common Stock in favor of Imperial Bank(1)
10.1	Consultant Agreement with T. Bing Byington dated August 10, 2001(7)
10.2	2001 Equity Incentive Plan

(1)
Incorporated by reference to the Registration Statement for Small Business Issuers, Form SB-2 as filed with the Commission on December 20, 1999 (No. 333-93131).

(2)
Incorporated by reference to the Amended Registration Statement for Small Business Issuers, Form SB-2/A as filed with the Commission on February 8, 2000 (No. 333-93131).

(3)
Incorporated by reference to the Amended Registration Statement for Small Business Issuers, Form SB-2/A as filed with the Commission on March 15, 2000 (No. 333-93131).

(4)
Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on September 7, 2000.

(5)
Incorporated by reference to the Annual Report, Form 10-KSB as filed with the Commission on April 2, 2001.

(6)
Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on August 13, 2001.

(7)
Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 14, 2001.

(b) Reports on Form 8-K.

    During the three months ended September 30, 2001, we filed one report on Form 8-K.

    We filed a report on Form 8-K on August 13, 2001 to report the Membership Interest Purchase Agreement to acquire Castleworks and E-Focus West.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

By:	/s/ Wayne Wetherell Wayne Wetherell, Chief Financial Officer

Date: November 13, 2001

EXHIBIT INDEX

Exhibit

10.2	2001 Equity Incentive Plan.

QuickLinks

IMAGEWARE SYSTEMS, INC. INDEX
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ImageWare Systems, Inc. Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2001 and 2000 (AMOUNTS IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS) (UNAUDITED)
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