Form 10KSB
period 2001-12-31
IMAGEWARE SYSTEMS INC
filed 2002-04-01
CIK 941685

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period                                      to                                     .

Commission File Number

IMAGEWARE SYSTEMS, INC.
(Name of Small Business Issuer in Its Charter)

California	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.
10883 Thornmint Road, San Diego, California	92127
(Address of Principal Executive Offices)	(Zip Code)
(858) 673-8600 (Issuer's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Warrants to Purchase Common Stock	American Stock Exchange American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The issuer's revenues for the fiscal year ended December 31, 2001 were $16,253,005.

        The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer, based on the closing sales price of the issuer's Common Stock on March 26, 2002 as reported on the American Stock Exchange was approximately $24,085,333. There were 565,937 shares of Common Stock held by all current executive officers and directors and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock that have been excluded from this computation. Share ownership information of certain persons known by the issuer to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of March 26, 2002. Exclusion of shares held by any person or entity should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or the policies of the Registrant.

        The number of shares of Common Stock outstanding as of March 26, 2002 was 5,481,311.

        Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the fiscal year ended December 31, 2001. Certain Exhibits filed with the Registrant's Registration Statement on Form SB-2 (333-93131), Registration Statement on Form SB-2 (333-64192), Form 10-KSB for the Year Ended December 31, 2000, Form 10-QSB for each of the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, and Forms 8-K as filed with the Commission on September 7, 2000 and on August 13, 2001 are incorporated by reference into Part III of this Form 10-KSB.

IMAGEWARE SYSTEMS, INC.

2001 ANNUAL REPORT ON FORM 10-KSB

TABLE OF CONTENTS

i

        C.R.I.M.E.S.®, Crime Capture Systems ®, Face ID®, Suspect ID®, Crime Lab®, Vehicle ID®, Episuite®, Castleworks®, ImageWare®, and Identifier® (for Windows) are registered trademarks of the Company. Crime Web™, Pocket CCS™, Epiweb™, EpiBuilder™, WinBadge Aviation™, WinBadge NT™, PC Pro™, PC Event™, PDI School Days+™, PDI ProLab™, PDI Studio™, PDI Green Screen™, and Picturemore™ are trademarks of the Company.

        All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

PART I

        The statements contained in this Annual Report of Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in our operating results, continued new product introductions, market acceptance of our new product introductions, new product introductions by competitors, technological changes in the digital imaging industry, uncertainties regarding intellectual property rights and the other factors referred to herein including, but not limited to, the items discussed under "Risk Factors" in the section of this report entitled "Description of Business."

ITEM 1. Description of Business.

Overview

        ImageWare Systems, Inc. utilizes its imaging technology to develop software used to create booking and investigative software, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records.

        ImageWare's law enforcement software helps agencies quickly capture, archive, search, retrieve, and share digital photographs and criminal history records on a stand alone, networked or web-based platform. ImageWare develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to manage criminal history records and to investigate crime. Our C.R.I.M.E.S. system consists of six software modules: Crime Capture System (consisting of the Capture Module and the Retrieval Module), which provides a criminal booking system and related database; Face ID, which uses biometric facial recognition to identify suspects; Suspect ID, which facilitates the creation of full-color, photo-realistic suspect composites; Crime Lab, which allows officers to enhance and edit digital images; and Vehicle ID, which helps officers identify motor vehicles stolen or involved in a crime. In addition, we offer Crime Web, which provides access to centrally stored records over the Internet in a connected or wireless fashion and Pocket CCS, a new product, which enables access to centrally stored records while in the field on a Pocket PC compatible device.

        ImageWare's ID software empowers customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. Our sales in the digital identification market were developed through our acquisitions of ITC, Goddard and G & A Imaging. Our products in this market consist of EpiSuite, EpiWeb, EpiWeb Enterprise, Identifier for Windows, ID Card Maker, Winbadge NT and Winbadge Aviation. These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.

        ImageWare's Digital Photography Group produces a suite of software for the professional photography market. The software allows professional photographers to digitally capture images, manipulate them to create a custom package or layout, then store the images with an associated database. They can then print the digital images themselves or send them via the Internet or CD to a professional lab for processing. Our products include PC Pro, PC Event, PDI School Days+, PDI Studio, PDI Pro Lab and PDI Green Screen. Our customers use the software products in a wide variety of ways including retail studio environments, on-location event photography and "picture day" at schools and day care centers. Our software products are sold through a dealer network and directly to major accounts. The Digital Photography Group also operates an e-commerce service, Picturemore.com, used by professional photographers to allow their customers to order re-prints and various service items. Our sales in the digital photography market were developed as a result of our acquisition of Castleworks and E-Focus West in August, 2001.

        The Company, formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987. On August 22, 2000, the Company acquired Imaging Technology Corporation ("ITC") whereby ITC became a wholly-owned subsidiary of the Company. On September 29, 2000, the Company purchased Goddard Technology Corporation ("Goddard"), a privately held developer of software identification badging systems. On March 30, 2001, the Company purchased substantially all the assets of G & A Imaging Ltd. ("G & A"), a privately held developer of software and software systems for digital identification documents. On August 10, 2001, the Company acquired Castleworks LLC, a Nevada limited liability company ("Castleworks"), and E-Focus West LLC, a Nevada limited liability company ("E-Focus").

Industry Background

  Law Enforcement and Public Safety Markets

        The United States law enforcement and public safety markets are composed of federal, state and local law enforcement agencies. As such, our target customers include local police departments, sheriffs' departments and offices, primary state law enforcement agencies, special police agencies, county constable offices, and federal agencies such as the FBI and the DEA.

        The federal government has promoted the development and use of nationwide criminal history record databases called the Interstate Identification Index 2000, or NCIC 2000, each consisting of national and regional databases. The Interstate Identification Index is maintained by the FBI and includes persons arrested for felonies or serious misdemeanors. The FBI has indicated that this index will accept photographs in the future. NCIC 2000 is an on-line information system dedicated to serving criminal justice agencies. We anticipate that the inclusion of digital images in these databases will increase the value of digital booking systems and the demand for facial recognition applications. Since the September 11, 2001 terrorist attack on the US there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of systems such as Imageware's by law enforcement agencies at all levels.

        The Crime Identification Technology Act of 1998 authorized funding of up to $250 million in each of the next five years to, among other things, support integration of state and local justice system technology. Agencies are eligible for grants under these acts based on their initiatives to develop, oversee, plan and implement integrated information technology, including technology of the type we produce. However, these acts merely authorize this funding and are contingent upon Congress passing legislation to appropriate the funds each year. We anticipate significant state and federal funding to be made available to law enforcement in the aftermath of the September 11, 2001 terrorist attacks.

  Identification Markets

        We believe our technology also has emerging applications in markets related to access control and identification. Organizations concerned with security issues can use our technology to create picture identification cards that can be instantly checked against a database of facial images to prevent unauthorized access to secure areas. We believe potential customers in these markets include large corporations, airports, hospitals, universities and government agencies.

        Digital ID systems have historically been sold based upon the cost-savings digital systems offer over traditional photo-based systems. Furthermore, we believe that the ability to easily capture images and data in a digital database and to enable immediate and widespread access to that database for remote identification will be the functionality that customers will require in the future and that such functionality will be the primary driver for future growth within this market. With the acquisitions of ITC, Goddard and G & A, we are able to provide field-proven digital ID products with high quality reference accounts across the board in terms of size and complexity of systems and users. When combined with the proven facial recognition and web capabilities we currently offer with our law enforcement products, we believe we can provide a leading product offering into the ID market.

        As with our law enforcement product offering, we believe that the September 11, 2001 terrorist attacks will accelerate the adoption of digital identification systems which can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges.

  Digital Photography Market

        We believe our technology also has emerging applications in markets related to professional photography. Professional photographers can use our software to capture digital photos of subjects, allow re-touching of photos, manipulate the photos to change light, color, etc. and combine them with other photos, templates and text to create custom collages.

        We believe the use of digital photography software and systems by professional photographers is growing because it allows them to capture quality images and either output them immediately or create a database with associated textual information that then can be efficiently printed by themselves or professional labs.

        With the acquisition of Castleworks and E-Focus we believe we are able to provide proven software and systems that allow professional photographers, labs and studios the ability to more efficiently manage their business through the use of digital images and associated databases. As camera, computer hardware and memory capabilities grow and their associated costs come down we anticipate the adoption of digital technology by the professional photography community to accelerate.

Products and Services

  Law Enforcement and Public Safety

        We believe our integrated suite of software products significantly reduces the inefficiencies and expands the capabilities of traditional booking systems. Using our products, an agency can create a digital database of thousands of criminal history records, each including one or more full-color facial images, text information and images of other distinctive physical features. This database can be quickly searched using text queries or by using our facial recognition technology which can compare the facial characteristics of an unknown suspect with facial images in the database. Our investigative software products can also be used to create, edit and enhance digital images and to search databases of other agencies to which our customers have access.

        Our C.R.I.M.E.S. system consists of software modules, which may also be purchased individually. The Crime Capture System (including both the Capture Module and the Retrieval Module) is our booking system and database. Our investigative modules are Face ID, Suspect ID, Crime Lab, Vehicle ID, CrimeWeb, and Pocket CCS.

        CRIME CAPTURE SYSTEM. The Crime Capture System is a Windows-based digital booking system made up of two distinct software modules and associated hardware such as cameras and computer hardware as needed. The Crime Capture System allows customers to capture and store images and other information in a database and to search and retrieve records from the database. The Crime Capture System uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a live scan fingerprint system, a records management system or an automated fingerprint identification system.

        CCS CAPTURE. This software module allows users to capture and store facial images as well as images of distinguishing features such as scars, tattoos and other marks. Each entry contains both images and text information in an easy-to-view format made up of distinct fields. Current customers of this module range from agencies that capture a few thousand mugshots per year to those that capture hundreds of thousands of mugshots each year.

        CCS RETRIEVAL. This software module allows users to search the database created with CCS Capture. Officers can conduct text searches in many fields, including file number, name, alias, distinctive features, and other information such as gang membership and criminal history. CCS Retrieval creates a catalogue of possible matches, allowing officers or witnesses to save time by looking only at mugshots that closely resemble the description of the suspect. This module can also be used to create a line-up of similar facial images from which a witness may identify the suspect. CCS Retrieval can be used by a law enforcement agency's satellite offices that need to access a database created and maintained at a central location using CCS Capture.

        FACE ID. This software module uses biometric facial recognition and retrieval technology to help authorities identify possible suspects. Images taken from surveillance videos, digital sketches or photographs can be searched against a digital database of facial images to retrieve any desired number of faces with similar characteristics. This investigative module can also be used at the time of booking to identify persons using multiple aliases. Using biometrics-based technology, Face ID can search through thousands of facial images in a matter of seconds, reducing the time it would otherwise take a witness to flip through a paper book of facial images that may or may not be similar to the description of the suspect. Face ID then creates a selection of possible matches ranked in order of similarity to the suspect, and a percentage confidence level is attributed to each possible match. Face ID incorporates search engine technology which we license from Visionics, Inc. We first introduced Face ID in late 1997.

        SUSPECT ID. This software module allows officers and witnesses to quickly create full-color, photo-realistic suspect composites. The digital composites are constructed from libraries of facial features based upon actual color photographs of such features. Suspect ID allows officers with minimal computer training and artistic talent to create a suspect composite by pointing and clicking with a mouse. This module can be installed on a laptop computer and taken into the field, allowing officers to conduct interviews and create composites before witnesses' memories fade. For rapid identification, officers can distribute completed composites within minutes via fax or e-mail. Suspect ID incorporates our patented object-layering technology. We first introduced Suspect ID in 1995.

        CRIME LAB. This software module allows officers to enhance and edit digital images. Using Crime Lab, an officer can update old images, create non-prejudicial line-ups, remove distracting backgrounds and enhance the quality of surveillance videos. Crime Lab incorporates our patented object-layering and color-masking technologies. We first introduced Crime Lab in 1995.

        VEHICLE ID. This software module helps officers identify motor vehicles which may have been stolen or involved in a crime. Vehicle ID's comprehensive database includes images and text information for over 1,000 vehicle makes and models and can be searched using many fields, including physical features and Vehicle Identification Number. Images of vehicles similar to the suspect vehicle can be viewed from front, rear, side or three quarter angles and can be depicted in any color. A color copy of the suspect vehicle can then be produced and immediately broadcast, printed or faxed to officers in the field. Vehicle ID incorporates our patented object-layering technology. Vehicle ID also incorporates Vehicle Identification Number software provided by the National Insurance Crime Bureau. We first introduced Vehicle ID in 1996.

        CRIME WEB. This Web-based investigative software tool enables authorized personnel to access and search a county's booking records stored on ImageWare's Crime Capture System through a standard web browser from within the county's intranet. Crime Web allows remote access to the Crime Capture System database without requiring the user to be physically connected to the customer's network. Crime Web requires only that the user have access to the Internet and authorization to access the county's intranet. We first introduced Crime Web in 1999.

        POCKET CCS. Pocket CCS is a powerful investigative tool that allows officers to access Crime Capture System (CCS) booking photos and related data in the field on a Pocket PC compatible device.

  Identification

        Our digital identification products consist of the following products:

        EPISUITE. This is a software application for creating and managing personal identification cards. It is designed to integrate with our customers' existing security and computing infrastructure. We believe that this compatibility may be an appealing feature to corporations, government agencies, transportation departments, school boards, and other public institutions.

        EPIBUILDER. EPIBUILDER is a software development toolkit containing components which developers can use to add electronic identification functionality for numerous applications, including access control, tracking of time and attendance, point of sale transactions, human resource systems, school photography systems, asset management, inventory control, warehouse management, facilities management and card production systems.

        EPIWEB. This product was created for ID service bureau organizations to provide their customers with the ability to design and create personal identification cards, including personnel information, using an Internet browser. Users can create their own badge designs or choose from an inventory of existing designs. EPIWEB software is designed to help streamline service bureau administration by managing the recruitment of customers and the printing, billing and shipping of orders.

        EPIWEB ENTERPRISE. This product is a highly-secure web-based corporate identification management system. It is the only software on the market today that provides complete employee credential lifecycle management enabling companies to control badge issuance, validate badge holder, control badge production, and track badge issuance. With ImageWare customization services, EPIWEB Enterprise can be tailored for unique card approval processes, to transfer personnel information automatically from Human Resources Systems to eliminate re-keying of data, and even activate cards in a branch office access control system. Ideal for organizations with multiple offices, this Internet browser-based application is easily deployed comparatively to traditional client-server systems that require software and hardware installation. EPIWEB's central database empowers security personnel to ensure that the right ID cards get issued to the right people across the entire enterprise.

        WINBADGE NT. This Microsoft Windows-based technology photo ID system is for the production and tracking of identification cards. The system encompasses a suite of applications and tools to easily enter data and images into a database and customize the entry screens for each operator or create new badge designs. The system is capable of producing various documents, including cards, badges, dossiers, and FaceBook files containing images, text, and logos. WinBadge NT is designed to operate in many different modes: as a stand-alone, turnkey personnel imaging and data management system; as part of a network of image capture stations with image retrieval and verification stations; and as interfaced with access control security systems or a human resource mainframe computer.

        WINBADGE AVIATION. This product for the airport industry has numerous features, from tracking badges to ensuring proper security training. It also tracks driver training, driver violations and information required by companies authorized to request the issuance of ID cards. Accelerator keys minimize the need for moving a computer mouse in a high badge production environment. Keyboard control of camera pan, tilt, and zoom also minimize operator movement.

        IDENTIFIER FOR WINDOWS. This family of products combines the ability to capture photographic images digitally with the ability to create a database and to print identification cards. Identifier for Windows offers a powerful, versatile, and user-friendly application which can be used by schools, hospitals, corporations or governments.

        ID CARD MAKER. The ID Card Maker family of products provides substantially the same capabilities as Identifier for Windows and is sold and supported by Polaroid Corporation's authorized dealers within the United States.

  Digital Photography

        Our professional photographer products consist of the following products:

        PC PRO.    This software allows professional photographers to reduce, enlarge, crop, retouch, density-correct, color balance, manipulate, adjust and change digital photos. Users can also create multi-image compositions and design layouts. This software allows a photographer to create collages and layouts, along with personalized text or graphics. Photos can be rendered for output to printers or for posting to a photographer's website. This software is used by photographers for a variety of uses including for taking pictures in the studio of individuals and families.

        PC EVENT.    This software allows for on location event photography such as sporting events, team photos and dances. Images can be outputted at the remote site, a photographer's studio or a centralized lab facility.

        PDI SCHOOL DAYS+.    This software allows professional photographers who market their services to schools to efficiently capture students' images and associated text. Then the images can be printed or sent to a lab for processing via CD or the Internet. Also the images can be used for ID badges, class rosters and other associated uses. A photographer can also use the capture module to photograph dances and other events.

        PDI GREEN SCREEN.    This software is a plug-in option to both PC PRO and PC EVENT that allows for the digital capture of images against a blank "green screen" background so that the image can be digitally transposed onto a fantasy layout.

        PICTUREMORE.    Picturemore.com is a web hosting service that allows professional photographers the ability to post photos so that their customers can order additional prints and service items.

  Maintenance and Customer Support

        As part of our installation of a system, we offer to train our customers' employees as to the effective use of our products. We also offer training both on-site and at our facilities. We offer on-site hardware support to our customers, generally within 24 hours of the customer request. Customers can contract with us for technical support which enables them to use a toll free number to speak with our technical support center, which provides software support and general assistance 24 hours a day, seven days a week. As many of our customers operate around the clock and perceive our systems as critical to their day to day operations a very high percentage contract for technical support. Providing customer support services typically provides us with annual revenue of 12% to 18% of the initial sales price of the hardware and software purchased by our customers.

  System Configuration and Fulfillment

        We directly employ computer programmers and also retain independent programmers to develop our software and perform quality control. We provide customers with software that we specifically configure to operate on their existing computer system. We work directly with purchasers of our system to ensure that the system they purchase will meet their unique needs. We configure and test the system either at our facilities or on-site and conduct any customized programming necessary to connect the system with any legacy systems already in place, such as old booking system databases or other records management systems. We can also provide customers with a complete computer hardware system with our software already installed and configured. In either case, the customer is provided with a complete turnkey system which can be used immediately. When we provide our customers with a complete computer system including hardware, we use off-the-shelf computers, cameras and other components purchased from other companies such as IBM or Compaq. Systems are assembled and configured either at our facilities in San Diego, California, or at the customer's location.

Our Strategy

        Key elements of our strategy for growth include the following:

  Penetrate the Access Control and Identification Markets

        We believe security issues are becoming increasingly important among public agencies, corporations, hospitals, universities and similar organizations. We believe that the September 11, 2001 terrorist attacks will accelerate the adoption of digital identification systems which can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges. Using our products, an organization can create picture IDs that correspond to images in a digital database. A security guard can stop an individual and quickly and accurately check his identity against a database of authorized persons, and either allow or deny access as required. Our technology can also be applied in other markets to facilitate activities such as voter registration, immigration control and welfare fraud identification. Our systems have been adopted as a picture ID system for the governments of Oman, Panama, Costa Rica, Kuwait, Peru, Uganda and Nigeria. Our acquisitions of ITC, Goddard and G&A gave us accepted and proven technology and a significant and high profile customer base.

  Fully Exploit the Expanding Law Enforcement and Public Safety Markets

        We intend to use our successful installations with customers such as the Arizona Department of Public Safety as reference accounts and to aggressively market C.R.I.M.E.S. as a superior technological solution. The majority of our recent and near term sales has been and will be from sales of the Crime Capture System. We will focus our sales effort in the near term to establish the Crime Capture System as the mug shot system adopted in as many countries, states and large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer's region and in neighboring regions. In addition, we plan to market our complementary investigative modules to the customer, including Face ID, Suspect ID, Crime Lab, Vehicle ID, CrimeWeb, and Pocket PC. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenues from sales of those modules, will also grow.

  Acquire Businesses That Enhance Our Strategic Position

        We may acquire additional businesses that will complement our growth strategy and enhance our competitive position in our current markets and other markets that utilize our core imaging technology.

  Expand into Related Applications within the Law Enforcement and Public Safety Markets

        Our products can provide solutions to law enforcement and public safety agencies beyond our core application of police booking systems and related investigative products with minimal adaptation. The technology behind our C.R.I.M.E.S. product line can be used to create databases of missing children and to compare the facial image of a lost child to the images in the database. Our system can be used to help correctional facilities track and control inmates. Gun sellers could use our products to access available criminal databases and help prevent the sale of guns to ineligible persons. Our technology can be used to monitor persons on parole or probation without requiring them to travel to their parole or probation officer. We anticipate that a parolee or probationer will be able to have his photograph taken in a specially-designed kiosk which uses biometrics-based technology to identify the person and inform his parole or probation officer of his location.

  Develop the Internet and Wireless Capabilities Of Our Products

        One of our latest software modules, Crime Web, allows users to use the Internet or secure intranets to conduct investigative searches of digital booking systems. Crime Web includes the most frequently used investigative features of the Crime Capture System to allow users to retrieve single images, conduct searches based on one or more parameters, create digital line-ups and print retrieved records. We are also currently developing an Internet-based version of Face ID that will allow investigators to use the Internet to compare the digital image of an unknown suspect with a database of images using biometrics-based technology. Our Internet products will allow users to quickly access and share images via the Internet while maintaining the security and integrity of databases, thereby encouraging the widespread dissemination and sharing of criminal information among law enforcement agencies. Since the September 11, 2001 terrorist attack on the US there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of digital booking technology with Internet and wireless capabilities by law enforcement agencies at all levels.

        We are also developing Internet modules for our identification software which will provide the same remote access capabilities for our ID customers.

        For the digital identification market, we created the products EPIWEB and EPIWEB ENTERPRISE. EPIWEB was created for ID service bureau organizations to provide their customers with the ability to design and create personal identification cards, including personnel information, using an Internet browser. EPIWEB can help streamline service bureau administration by managing the recruitment of customers and the printing, billing and shipment of orders. EPIWEB ENTERPRISE was created to provide a highly-secure web-based corporate identification management system. It enables companies to control badge issuance, validate badge holder, control badge production, and track badge issuance. Ideal for organizations with multiple offices, this Internet browser-based application is easily deployed, comparatively, to traditional client-server systems that require software and hardware installation. EPIWEB ENTERPRISE'S central database empowers security personnel to ensure that the right ID cards get issued to the right people across the entire enterprise.

        We are also developing wireless capabilities into our products. Public agencies as well as private sector customers require information to be available from remote locations. Pocket CCS is our first handheld application which can operate in the field on Pocket PC compatible devices and accompany users wherever they are located. In order to facilitate the transfer of records and information retrieval tools to employees in the field, we plan to develop technology in cooperation with wireless communications companies that will allow our products in the field to operate over wireless systems.

        As part of the acquisition of Castleworks, we acquired PictureMore.com. This web service allows professional photographers to use the Internet to increase their revenues by posting photos of their customers for re-orders, additional copies or orders from friends and relatives. PictureMore collects the payments, uses a professional lab to fulfill the orders and ships the products to the consumer. In return we receive a fee per sheet of product purchased.

  Enhance Our Position In The Professional Digital Photography Market

        We believe that the movement from film to digital photo captures and processing by professional photographers, labs, studios and other related enterprises is growing. This growth generates a demand for software solutions to manage the customer information and create the output layout and images. Further, we believe that we have established a solid base of customers for our software and we intend to exploit the market growth and demand for software. Our software and systems allow professional photographers to quickly and easily take photos and create a database of information that can be sent to labs for processing. The labs can also use our software for helping to manage the orders from the photographers. In this process, it is possible for both labs and photographers to save money.

Sales And Marketing

        We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. We have sales and account representatives based in Canada, Germany, and Singapore and domestically in Massachusetts, New Jersey, Georgia, South Carolina, Florida, and California.

        Our domestic sales organization includes our director of sales, our director of major account development, our vice president of sales and marketing and nine regional sales personnel. Our sales professionals are supported by our technical experts who are available by telephone and conduct on-site customer presentations.

        The typical sales cycle for our Crime Capture System includes a pre-sale process to define the potential customer's needs and budget, an on-site demonstration and conversations between the potential customer and existing customers. Government agencies are typically required to purchase large systems by including a list of requirements in a Request For Proposal, known as an "RFP," and by allowing several companies to openly bid for the project by responding to the RFP. If our response is selected, we enter into negotiations for the contract and, if successful, ultimately receive a purchase order from the customer. This process can take anywhere from a few months to over a year.

        Our ID products are sold to large integrators, direct via our sales force and to end users through distributors. Depending on the customer's requirements, there may be instances that require an RFP. The sales cycle can vary from a few weeks to a year.

        In addition to our direct sales force, we have developed relationships with a number of systems integrators who contract with government agencies for the installation and integration of large computer and communication systems. By acting as a subcontractor to these systems integrators, we are able to avoid the time consuming and often-expensive task of submitting proposals to government agencies, and we also gain access to large clients.

        We also work with companies that offer complementary products, where value is created through product integration. Through teaming arrangements we are able to enhance our products and to expand our customer base through the relationships and contracts of our strategic partners.

        We promote our products through trade journal advertisements, direct mail and attendance at industry trade shows, including those sponsored by the International Association for Law Enforcement, the International Association for Identification, CARDTECH/SECURETECH, the American Society of Industrial Security and the International Association of Chiefs of Police. In the professional photography market, we also attend the Professional Photographers' Association and the Photography Marketing 13. Association trade shows. We also target other media through public relations efforts, including non-industry publications, daily newspapers, local and national news programs, and television programs related to law enforcement. Articles regarding our products have appeared in Business Week, Imaging Magazine, The Wall Street Journal and a number of other publications.

        We plan to continue to market and sell our products internationally. Some of the challenges and risks associated with international sales include the difficulty in protecting our intellectual property rights, difficulty in enforcing agreements through foreign legal systems and volatility and unpredictability in the political and economic conditions of foreign countries. We believe we can work to successfully overcome these challenges.

Customers

        We have a wide variety of domestic and international customers. Most of our C.R.I.M.E.S. customers are government agencies at the federal, state and local levels in the United States. Our products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Venezuela and the Philippines. The customer base for our digital identification systems includes domestic and foreign government agencies, universities, airports, and private sector companies, many of which are Fortune 500 or Fortune 1000 companies. Customers for our C.R.I.M.E.S. products may be customers for our identification systems as well. Our current customer base for digital photography systems includes professional photographers, labs and studios in the US and Canada.

Competition

  The Law Enforcement And Public Safety Markets

        Due to the fragmented nature of the law enforcement and public safety market and the modular nature of our product suite, we face different degrees of competition with respect to each C.R.I.M.E.S. module. We believe the principal basis on which we compete with respect to all of our products are:

  •
  the ability to integrate our modular products into a complete imaging and investigative system;

  •
  our reputation as a reliable systems supplier;

  •
  the usability and functionality of our products; and

  •
  the responsiveness, availability and reliability of our customer support.

        Our law enforcement product line faces competition from other companies such as Printrak International, Inc., DataWorks Plus, Digital Descriptor Systems, Inc. and Identix Incorporated. Internationally, there are often a number of local companies offering solutions in most countries. Many of our competitors' products in this niche offer basic image capture and storage, but lack the functionality of integrated investigative products, including facial recognition and image editing and enhancement.

  Identification Markets

        Due to the breadth of our software offering in the secure ID market space, we face differing degrees of competition in certain market segments. The strength of our competitive position is based upon:

  •
  our strong brand reputation with a customer base which includes small and medium sized businesses, Fortune 500 corporations and large government projects;

  •
  the ease of integrating our technology into other complex applications; and

  •
  the leveraged strength that comes from offering customers software tools, packaged solutions and web-based service applications that support a wide range of hardware peripherals.

        Our software faces competition from Datacard Corporation, a privately held manufacturer of hardware, software and consumables for the ID market. There are also a considerable number of smaller software competitors such as Number Five Software Ltd., Loronix Information Systems, Inc. and Fox Technology Pty Ltd. who compete in differing geographies, primarily in the packaged product segment.

  Digital Photography Market

        The market to provide digital systems to the professional photography market is evolving and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

  •
  our experience with Eastman Kodak Company ("Kodak") as a supplier of software that is bundled with their cameras and printers;

  •
  a strong product mix comprised of applications for photographers, labs and studios;

  •
  our dealer and qualified lab network;

  •
  our support and training infrastructure;

  •
  our ability to offer a package including software and our web hosting service;

  •
  the usability and functionality of our products.

        Our software faces competition from Express Digital Inc., Photolynx, Pixel, and Tri-Prism, Inc. Kodak and Fuji Photo Film Co., Ltd. also offer professional photographers a solution that facilitates the flow of images from the studio to professional lab that offers some of the functionality of our studio management solution.

Intellectual Property

        We rely on patent, trademark, trade secret and copyright laws and confidentiality agreements to protect our intellectual property. We own two United States patents that are important to our business strategy. Our patented "Color Masking System" allows a user to manipulate selected colors of an image without affecting other colors of the image. Our patented "Object Layering" technology allows a user to save each element of an image as a separate layer so that edits can be made to certain elements without affecting other elements or having to re-create the entire image. Our patented object layering technology is used in Suspect ID, Crime Lab and Vehicle ID, and our patented color masking technology is used in Crime Lab. These patents expire in 2012 and 2013, respectively. We have several unregistered and federally registered trademarks including the trademark ImageWare, as well as trademarks for which there are pending trademark registrations with the United States Patent & Trademark Office.

        We license and depend on intellectual property from third parties for our facial recognition product. We license search engine technology from Visionics. Our license from Visionics is on a nonexclusive, worldwide basis and expires in October 2003.

Research And Development

        Our research and development team is made up of 35 programmers, engineers and other employees. We spent approximately $1.6 million on research and development in 2000 and $2.1 million in 2001. Our research and development is managed centrally. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the law enforcement, identification and digital photography markets.

Employees

        As of March 15, 2002, we had a total of 133 full-time employees including 33 in sales and marketing, 38 in customer support and installation, 35 in research a nd development, and 27 in administration. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

RISK FACTORS

WE CURRENTLY HAVE LIMITED CASH RESOURCES AND NEED ADDITIONAL FUNDING TO FINANCE OUR WORKING CAPITAL REQUIREMENTS DURING THE NEXT TWELVE MONTHS.

        We currently require financing to fund our anticipated working capital requirements during the next twelve months. We anticipate that our existing resources will not be sufficient to enable us to maintain our current and planned operations for the next twelve months and the report of our independent accountants included with this annual report places emphasis on the uncertainty regarding our ability to continue as a going concern. We are seeking additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity to raise additional funds, our existing shareholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding Common Stock. Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. In addition, our ability to raise additional capital may be dependent upon the Company's Common Stock being listed on the American Stock Exchange. We cannot guarantee that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $30.5 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

        As of December 31 2001, we had an accumulated deficit of $30.5 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS AND PRIVILEGES THAT ARE SENIOR TO THE COMMON STOCK AND WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET VALUE OF THE COMMON STOCK.

        Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common shareholders, without any further vote or action by you and the other common shareholders. Your rights will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued, and, may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock.

        The provisions of our outstanding Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of ImageWare's business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.

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

WE RELY ON A LICENSE OF TECHNOLOGY FROM VISIONICS, INC., AND THIS LICENSE MAY BE TERMINATED IN THE FUTURE.

        We depend on a licensing arrangement with Visionics for technology related to the search engine used in our systems. Our licensing arrangement with Visionics was renewed effective October 1, 2001 for a two year term. If Visionics becomes unable or unwilling to continue to license us this technology or to renew the terms of this license, we will have to identify or develop acceptable alternative sources of this technology, which could take up to three months or longer. Any significant interruption in our ability to identify and contract with alternative providers of similar technology or to develop our own search engine would result in delivery delays, which could harm our customer relationships and our business and reputation.

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

ITEM 2. Description of Property.

        Our corporate headquarters are located in San Diego, California where we occupy approximately 16,000 square feet of office space. Our lease for this facility continues through July 2003 at a cost of approximately $24,600 per month. We occupy approximately 26,685 square feet of office space in Stuttgart, Germany until September 2006 at a cost of approximately $13,300 per month. We occupy approximately 4,489 square feet in Costa Mesa, California. These premises are leased until May 15, 2002 at a cost of approximately $8,300 per month. We occupy 10,000 square feet in Gatineau, Province of Quebec. These premises are leased until May 2006 at a cost of approximately $10,600 per month. We occupy approximately 5,500 square feet in Greenville, South Carolina. These premises are leased until October 2003 at a cost of approximately $5,400 per month.

ITEM 3. Legal Proceedings.

        The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

  Market Information.

        Our Common Stock is quoted under the symbol "IW" on the American Stock Exchange.

        The following table sets forth the high and low sales prices for our Units and our Common Stock as reported by the American Stock Exchange for each quarter since our initial listing on the American Stock Exchange:

2000 Fiscal Quarters	High	Low
First Quarter(1)	—	—
Second Quarter(2)	$8.625	$5.500
Third Quarter	$16.625	$7.875
Fourth Quarter	$13.875	$3.875
2001 Fiscal Quarters	High	Low
First Quarter	$6.850	$4.000
Second Quarter	$6.444	$4.000
Third Quarter	$8.140	$2.450
Fourth Quarter	$9.350	$4.500

(1)
During this period we sold units consisting of one share of Common Stock and one public warrant to purchase an additional share of Common Stock.
(2)
As of May 1, 2000, our Common Stock and warrants began trading separately. These prices only reflect sales of our Common Stock after such separation.

        There is no public trading market for our preferred stock.

Holders.

        As of March 26, 2002 there were approximately 150 holders of record of our Common Stock.

Dividends.

        We have never declared or paid dividends on our Common Stock and do not anticipate paying any cash dividends on our shares of Common Stock in the foreseeable future. Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock. As of December 31, 2001, the Company had cumulative undeclared dividends of $81,750.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere within this report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for our products such as the timing of new product introductions by us and by our competitors and our customers' political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

        We utilize our imaging technology to develop software used to create booking and investigative software, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses ImageWare's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB, beginning on page F-6.

  Revenue recognition

        Our revenue recognition policy is significant because our revenue is a key component of our results of operations. ImageWare Systems, Inc. recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at comp letion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgement. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of identification card media and other software. Revenue for these items is recognized upon delivery of these products to the customer.

  Allowance for doubtful accounts

        ImageWare Systems, Inc. must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was $4,476,000, net of allowance for doubtful accounts of $548,000 as of December 31, 2001.

  Valuation of goodwill and other intangible assets

        We assess impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  Significant underperformance relative to expected historical or projected future operating results;
  •
  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;
  •
  Significant negative industry or economic trends;

        When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Net goodwill and other intangible assets amounted to $7,317,000 as of December 31, 2001. The Company has recorded net goodwill and other intangibles of $6,838,000 resulting from its acquisitions of G & A and Castleworks and E-Focus on March 30, 2001 and August 10, 2001, respectively. The allocation of the purchase price of these acquisitions is based on preliminary data and could change when final valuation information is obtained.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We will perform the first of the required transitional impairment tests, as of January 1, 2002, by June 30, 2002. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We have not yet determined whether any impairment loss will result from our initial impairment review in 2002.

        The selected statement of operations data and balance sheet data presented below set forth a summary of data relating to our results of operations. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

STATEMENT OF OPERATIONS DATA:

	Year Ended December 31,
	2001	2000
Revenues	$16,253,005	$9,398,315
Cost of revenues	$7,024,274	$4,227,757
Gross profit	$9,228,731	$5,170,558
Operating expenses	$15,462,679	$8,941,575
Loss from operations	$(6,233,948)	$(3,771,017)
Interest expense (income), net	$57,840	$844,354
Other expense, net	$11,194	$674,000
Loss before income taxes and extraordinary items	$(6,117,737)	$(5,289,370)
Income tax benefit	$(184,828)	$—
Extraordinary items:
Gain on debt extinguishments net of income taxes of $0	$—	$1,168,391
Net loss	$(5,932,909)	$(4,120,980)
Basic (loss) per share
Loss before extraordinary item	$(1.22)	$(1.55)
Extraordinary item	$—	$0.34

Net loss	$(1.22)	$(1.21)

Weighted average shares (basic)	4,937,588	3,467,711
	Year Ended December 31,
	2001	2000
BALANCE SHEET DATA
Cash	$387,773	$6,899,559
Accounts receivable, net	$4,475,787	$2,944,755
Inventories	$950,203	$286,235
Other current assets	$990,786	$181,558
Property and equipment, net	$1,188,899	$535,344
Intangibles, net	$158,298	$266,666
Goodwill, net	$7,158,317	$1,286,990
Total assets	$15,634,061	$13,005,210
Total current liabilities	$6,108,313	$3,115,439
Total liabilities	$6,108,313	$3,115,439
Total shareholders' equity	$9,525,748	$9,889,771

YEARS ENDED DECEMBER 31, 2001 AND 2000

        The following management's discussion and analysis of financial condition and results of operations is based upon our law enforcement, identification and digital photography segments. Beginning January 2002, we are reorganizing our law enforcement and identification segments into geographical groups and accordingly, our future discussion and analysis of financial condition and results of operations will be based on the performance of the new segments.

	Year Ended December 31,
Net Product Revenues				% Change
	2001	2000	$ Change
Product revenues:
Law Enforcement	$3,887,648	$4,861,214	$(973,566)	-20%
Percentage of total net revenue	28%	62%
Identification Group	$9,286,713	$3,034,543	$6,252,170	206%
Percentage of total net revenue	67%	38%
Digital Photography	$722,833	$—	$722,833	N/A
Percentage of total net revenue	5%	0%

Total net product revenues	$13,897,194	$7,895,757	$6,001,437	76%

        Product revenues increased 76% from $7,896,000 for the year ended December 31, 2000 to $13,897,000 for the corresponding period in 2001. Product revenues related to our law enforcement products decreased 20% from $4,861,000 for the year ended December 31, 2000 to $3,888,000 for the corresponding period in 2001. We believe that the decrease in law enforcement product revenues is reflective of the timing of the governmental procurement process and related sales cycle which is not uncommon to run between a few months to over a year. We believe that the increase in terrorism during the past year has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases. We also believe that government agencies and private entities will react to the increased terrorism by revaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company's products, however, we cannot predict the timing of the shift in demand. Product revenues from identification card systems, software and related consumables increased 206% from $3,035,000 for the year ended December 31, 2000 to $9,287,000 for the corresponding period in 2000 due primarily to the effect of our acquisitions of G & A on March 30, 2001 and Goddard on September 30, 2000. Revenues related to our digital photography products were $723,000 for the year ended December 31, 2001. There were no such revenues in the corresponding period in 2000 as we acquired this business August 10, 2001 through our acquisition of Castleworks and E-Focus. Our backlog of product orders as of December 31, 2001 was approximately $727,000 and $1,705,000 as of March 15, 2002.

	Year Ended December 31,
Maintenance Revenues				% Change
	2001	2000	$ Change
Maintenance revenues:
Law Enforcement	$1,734,203	$1,414,372	$319,831	23%
Percentage of total maintenance revenue	74%	94%
Identification Group	$613,089	$88,186	$524,903	595%
Percentage of total maintenance revenue	26%	6%
Digital Photography	$8,520	$—	$8,520	N/A
Percentage of total maintenance revenue	0%	N/A

Total maintenance revenues	$2,355,811	$1,502,558	$853,253	57%

        Maintenance revenues increased 57% from $1,503,000 for the year ended December 31, 2000 to $2,356,000 for the corresponding period in 2001. Maintenance revenues related to law enforcement products increased 23% from $1,414,000 for the year ended December 31, 2000 to $1,734,000 for the corresponding period in 2001. This increase is due primarily to the expansion of our installed based in the law enforcement market. Maintenance revenues related to identification products increased $525,000 during the year ended December 31, 2001 due primarily to our acquisition of G & A on March 30, 2001.

	Year Ended December 31,
Cost of product revenues				% Change
	2001	2000	$ Change
Cost of revenues:
Law Enforcement	$1,348,305	$1,707,895	$(359,590)	-21%
Percentage of law enforcement product revenue	35%	35%
Identification Group	$4,132,441	$1,267,377	$2,865,064	226%
Percentage of identification product revenue	44%	42%
Digital Photography	$402,872	$—	$402,872	N/A
Percentage of digital photography product revenue	56%	N/A

Total product cost of revenues	$5,883,618	$2,975,272	$2,908,346	98%

Percentage of total product revenues	42%	38%

        Cost of law enforcement product revenue as a percentage of law enforcement product revenue was 35% for the years ended December 31, 2001 and 2000. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content included in systems installed during a given period.

        Costs of identification products increased 226% from $1,267,000, or 42% of revenue, for the year ended December 31, 2000 to $4,132,000, or 44% of revenue, for the corresponding period in 2001. Cost of identification products as a percentage of identification product revenue can vary depending upon factors such as product mix, hardware and software content and amount of identification card media. The dollar increase of $2,865,000 reflects the acquisition of both G & A and Goddard, completed on March 30, 2001 and September 30, 2000 respectively, and the inclusion of G & A's cost of product revenues in the results of 2001 but not in 2000 and the inclusion of Goddard's cost of product revenues for twelve months in 2001 versus three months in 2000 based on the date of acquisition.

	Year Ended December 31,
Maintenance cost of revenues				% Change
	2001	2000	$ Change
Maintenance cost of revenues:
Law Enforcement	$968,734	$1,252,182	$(283,448)	-23%
Percentage of law enforcement maintenance revenue	56%	88%
Identification Group	$171,328	$303	$171,025
Percentage of identification maintenance revenue	28%	0%
Digital Photography	$594	$—	$594	N/A
Percentage of digital phtotgraphy maintenance revenue	7%	N/A

Total maintenance cost of revenues	$1,140,656	$1,252,485	$(111,829)	-9%

Percentage of total maintenance revenues	48%	83%

        Cost of law enforcement maintenance revenue decreased 23% from $1,251,000, or 88% of law enforcement maintenance revenue for the year ended December 31, 2000 to $969,000, or 56% of law enforcement maintenance revenues for the corresponding period in 2001. The percentage decrease of law enforcement cost of sales to law enforcement maintenance revenues is due to a larger revenue base over which to absorb fixed maintenance costs. Also contributing to the reduction in cost of law enforcement maintenance revenues was the movement of certain help desk functions to our Canadian office resulting in lower personnel costs.

	Year Ended December 31,
Product gross profit				% Change
	2001	2000	$ Change
Law Enforcement	$2,539,343	$3,151,742	$(612,399)	-19%
Percentage of law enforcement product revenue	65%	65%
Identification Group	$5,154,272	$1,767,166	$3,387,106	192%
Percentage of identification product revenue	56%	58%
Digital Photography	$319,961	$—	$319,961	N/A
Percentage of digital photography product revenue	44%	N/A

Total product gross profit	$8,013,576	$4,918,908	$3,094,668	63%

Percentage of total product revenues	58%	62%

        Law enforcement product gross margins as a percentage of law enforcement product revenues were 65% for the years ended December 31, 2001 and 2000. Gross profit of law enforcement products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content included in systems installed during a given period.

        Gross margins related to identification products as a percentage of identification product revenue decreased from 58% of revenues for the year ended December 31, 2000 to 56% of revenues for the corresponding period in 2001. The dollar increase of $3,387,000 reflects the acquisition of both G & A and Goddard, completed on March 30, 2001 and September 30, 2000 respectively, and the inclusion of G & A's product gross margins in the results of 2001 but not in 2000 and the inclusion of Goddard's product gross margins for twelve months in 2001 versus three months in 2000 based on the date of acquisition.

	Year Ended December 31,
Maintenance gross profit				% Change
	2001	2000	$ Change
Law Enforcement	$765,469	$163,768	$601,701	367%
Percentage of law enforcement maintenance revenue	44%	12%
Identification Group	$441,760	$87,883	$353,877	403%
Percentage of identification maintenance revenue	72%	100%
Digital Photography	$7,926	$—	$7,926	N/A
Percentage of digital photography maintenance revenue	93%	N/A

Total maintenance gross profit	$1,215,155	$251,651	$963,504	383%

Percentage of total maintenance revenues	52%	17%

        Gross profit related to law enforcement maintenance revenues increased as a percentage of law enforcement revenues from 12%, or $164,000 for the year ended December 31, 2000 to 44% or $765,000 for the corresponding period in 2001. This increase is reflective of a larger maintenance revenue base over which to absorb fixed maintenance costs in conjunction with lower personnel costs resulting from the movement of certain help desk function to our Canadian office resulting in lower personnel costs.

        Gross profit related to identification maintenance revenues increased $354,000 from $88,000 for the year ended December 31, 2000 to $442,000 for the corresponding period in 2001. This dollar increase reflects the acquisition of both G & A and Goddard, completed on March 30, 2001 and September 30, 2000 respectively, and the inclusion of G & A's maintenance gross margins in the results of 2001 but not in 2000 and the inclusion of Goddard's maintenance gross margins for twelve months in 2001 versus three months in 2000 based on the date of acquisition.

	Year Ended December 31,
Operating expenses				% Change
	2001	2000	$ Change
	(dollars in thousands)
General & administrative	$6,806,995	$4,284,232	$2,522,763	59%
Percentage of total net revenue	42%	46%
Sales and marketing	$4,120,881	$2,009,311	$2,111,570	105%
Percentage of total net revenue	25%	21%
Research & development	$2,090,054	$1,628,908	$461,146	28%
Percentage of total net revenue	13%	17%
Depreciation and amortization	$2,444,749	$1,019,125	$1,425,624	140%
Percentage of total net revenue	15%	11%

  General and administrative expenses

        General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses, as a percentage of total revenues, decreased from 46% for the year ended December 31, 2000 to 42% for the corresponding period in 2001. The dollar increase of $2,523,000 is due primarily to the inclusion of the acquired infrastructure of G & A, Goddard, Castleworks and E-Focus West. We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

  Sales and marketing expenses

        Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total revenues, increased from 21% for the year ended December 31, 2000 to 25% for the corresponding period in 2001. This dollar increase of $2,115,000 or 105% is due primarily to the acquired sales and marketing force of G & A, Goddard, Castleworks, and E-Focus West. Also contributing to the increase was the utilization of independent contractors and consultants in both our domestic and international sales efforts.

  Research and development expenses

        Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses, as a percentage of total net revenues, decreased from 17% for the year ended December 31, 2000 to 13% for the corresponding period in 2001. The dollar increase from $1,628,000 for the year ended December 31, 2000 to $2,090,000 for the corresponding period in 2001 is due primarily to the development of products acquired through acquisitions. The increase in research and development reflect our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

  Depreciation and amortization

        Depreciation and amortization increased $1,426,000 from $1,019,000 for the year ended December 31, 2000 to $2,445,000 for the corresponding period in 2001. This increase is due primarily from the amortization of goodwill and other intangible assets resulting from the acquisitions of G & A, Goddard and Castleworks and E-Focus and the inclusion of depreciation from acquired companies. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. With the adoption of this standard, amortization is expected to decrease.

  Extraordinary items

        In November 1999, we issued a convertible promissory note for $1,250,000 at an interest rate of 10%, due the earlier of February 10, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owned approximately 31% of our common shares outstanding at the time of note issuance). Under the terms of the note, the principal amount was fixed in Japanese yen and would be repaid in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest had not been paid prior to April 1, 2000, the note would have become convertible to common stock at $1.00 per share. In conjunction with the note, we issued the individual a warrant to purchase 125,000 shares of common stock for $6.00 per share. We recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $361,000.

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

  Stock-based compensation

        On July 1, 2000, we adopted Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of ABP Opinion No. 25." FIN 44 clarifies the accounting consequences of various modifications to the terms of a previously granted stock option or award. Due to a significant decline in the estimated fair value of our Common Stock, in February 1999 when the Company was private, the exercise price of previously granted stock options was repriced to $5.28 per share, which was based upon the fair value of our Common Stock as of that date, as determined by the Board of Directors. In accordance with FIN 44, the options are accounted for as variable from the date of the adoption of FIN 44 until the date the option is exercised, forfeited, or expires unexercised. For the years ended December 31, 2001 and 2000, no additional stock-based compensation expense was required as a result of revaluing the repriced options under variable accounting treatment. Additionally, for the years ended December 31, 2001 and 2000, we recognized non-employee stock-based compensation expense of $35,000 and $478,000 respectively, related to the issuance of stock purchase warrants as compensation for services rendered. Such expenses are classified as part of general and administrative expense.

  Interest expense, net

        For the year ended December 31, 2001, we recognized interest income of $185,000 and interest expense of $58,000. For the year ended December 31, 2000, we recognized interest income of $321,000 and interest expense of $1,165,000. Our interest expense of $1,165,000 for the year ended December 31, 2000 includes $889,000 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in our convertible promissory note issued in November 1999 as more fully explained in Note 6 to the Consolidated Financial Statements. Interest income decreased due to lower levels of cash and cash equivalents held in interest bearing accounts, resulting primarily from our use of cash to fund our net loss and acquisition of businesses. Interest expense, exclusive of the $889,000 related to the beneficial conversion feature described above and in Note 6, decreased due to the paydown of interest bearing obligations which commenced in the second quarter of 2000 upon receipt of the initial public offering proceeds.

  Other expense

        Prior to the consummation of the ITC transaction, ITC advanced funds to related entities on a regular basis. Due to management's assessment of the collectibility of the advances from these affiliated entities, the advances were charged to expense at the time of the advance. Also charged to expense due to management's estimate of collectibility was a note receivable we issued to an affiliated entity to secure an acquisition right of first refusal. Such advances are included in other expenses on the statement of operations. For the years ended December 31, 2001 and 2000, we recognized non-operating expense of $11,000 and $674,000, respectively.

  Liquidity and capital resources

        Since inception, we have funded operations primarily from proceeds from the sale of stock and borrowings from individuals and financial institutions. On March 31, 2000, we completed an IPO of 1,875,000 units, (units consist of one share of common stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds aggregated approximately $13.5 million. The IPO proceeds were received on April 5, 2000. On May 2, 2000 we received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units. During the twelve month period ended December 31, 2000, we received proceeds of $1.7 million from the exercise of 176,673 warrants and 1,896 options. During 2001, we received proceeds of $106,000 from the exercise of stock options.

        As of December 31, 2001, we had total current assets of $6,865,000 and total current liabilities of $6,108,000, or working capital of $757,000. At December 31, 2001 and 2000, we had available cash of $388,000 and $6,900,000, respectively. As of December 31, 2001, we also had $60,000 in restricted cash securing our San Diego, California facility lease.

        Net cash used in operating activities was $2,186,000 for the year ended December 31, 2001 as compared to $5,837,000 for the corresponding period in 2000. We used cash to fund net losses of $5,933,000 for the year ended December 31, 2001 and $4,121,000 for the corresponding period in 2000. For the year ended December 31, 2001, we generated cash of $310,000 through reductions in current assets and by increases in current liabilities of $934,000 (excluding debt) and $2,502,000 from non cash expenses (depreciation, amortization, accumulated other comprehensive loss and non-cash compensation). In 2000, we used cash of $252,000 to fund increases in current assets and intangible assets, $2,799,000 from decreases in current liabilities and deferred revenues (excluding debt) offset by $1,335,000 from non-cash expenses (depreciation, amortization and non-cash compensation and extraordinary gain on debt extinguishment).

        Net cash used by investing activities was $3,812,000 for the year ended December 31, 2001 as compared to $708,000 for the corresponding period in 2000. For the year ended December 31, 2001, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $428,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. In 2001, we also used cash of approximately $3,280,000 to fund our acquisitions of G & A and Castleworks and E-Focus which includes cash to the selling shareholders and direct deal transaction costs. In 2001, we used cash to repay advances from related stockholders of $104,000. For the year ended December 31, 2000, we used cash of $392,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $25,000 to repay advances from related stockholders and used cash of $300,000 to secure non-competition agreements from key personnel of businesses acquired during the year ended December 31, 2000.

        Net cash used by financing activities was $477,000 for the year ended December 31, 2001. We used cash of $583,000 for the repayment of notes payable offset by $106,000 in proceeds received from the exercise of stock options. For the year ended December 31, 2000, cash provided by financing activities was $13,285,000. Net cash generated for the year ending December 31, 2000 was primarily from net proceeds of $15,579,000 from our initial public offering and $1,704,000 from the exercise of options and warrants, and $156,000 from the issuance of notes payable, offset by repayment of loans of $3,844,000, dividends paid on our Series B preferred stock of $246,000 and the repurchase of $64,000 of our Common Stock.

        We conduct operations in leased facilities under operating leases expiring at various dates through 2006. Additionally, we have acquired certain equipment under capital leases which expire at various dates through 2006. In conjunction with our San Diego, California leased facility; we are contingently liable under an irrevocable letter of credit in the amount of $60,000. The letter of credit expires July 31, 2003 and will reduce to $30,000 on August 1, 2002 provided there are no drawings against the outstanding balance. We also have various short-term notes payable and capital lease obligations due at various times during 2002. The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the next five years:

	2002	2003	2004	2005	2006
Minimum annual lease payments under operating leases	$711,000	$524,000	$354,000	$369,000	$251,000
Minimum annual payments under notes payable and capital lease obligations	$513,000	$2,000	$2,000	$2,000	$1,000
Other commercial commitments:
Standby letters of credit	$60,000	$30,000

Total contractual cash obligations and other commercial commitments	$1,284,000	$556,000	$356,000	$371,000	$252,000

        The report of the Company's independent accountants included with this Annual Report places emphasis on the uncertainty that the Company will continue as a going concern. The Company is seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures. If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute significant cost reduction plans. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company. In addition, our ability to raise additional capital may be dependent upon the Company's Common Stock being quoted on the American Stock Exchange. There can be no assurance that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

  New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. We will adopt all other provisions of FAS 142 in the first quarter of 2002. We have not yet determined the impact that our full adoption of FAS 142 in the first quarter of 2002 will have on our consolidated financial position, results of operations or disclosures.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. FAS 142 also revises the accounting for discontinued operations. We will adopt the provisions of FAS 144 in the first quarter of 2002. We do not expect the adoption of FAS 144 to have a significant impact on our consolidated financial position, results of operations or disclosures.

ITEM 7. Financial Statements.

        The financial statements for fiscal years ended December 31, 2001 and 2000 are included herein following Part III, Item 13, and are filed as part of this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Not applicable.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exc hange Act.

        The information concerning the identification and business experience of our directors is set forth in the definitive proxy statement for the 2002 Annual Meeting of Shareholders under the heading "Proposal 1—Election of Directors," which information is incorporated herein by reference.

        The information concerning the identification and business experience of our executive officers is set forth in the definitive proxy statement for the 2002 Annual Meeting of Shareholders under the heading "Executive Officers," which information is incorporated herein by reference.

        The information concerning compliance with Section 16(a) of the Exchange Act is set forth in ImageWare's definitive proxy statement for the 2002 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 10. Executive Compensation.

        The information concerning executive compensation is set forth in the definitive proxy statement for the 2002 Annual Meeting of Shareholders under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

        The information concerning security ownership of certain beneficial owners and management is set forth in the definitive proxy statement for the 2002 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions.

        The information concerning certain relationships and related transactions is set forth in the definitive proxy statement for the 2002 Annual Meeting of Shareholders under the heading "Certain Transactions," which information is incorporated herein by reference.

ITEM 13. Exhibits, Lists and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number	Description
2.1	Agreement of Merger and Plan of Reorganization dated July 6, 2000, among the Registrant, Imaging Technology Corporation and ITC Acquisition Corporation(1)

2.2	First Amendment to the Agreement of Merger and Plan of Reorganization dated August 11, 2000(1)
2.3	Plan and Agreement of Reorganization among Goddard Technology Corporation and Imaging Technology Corporation dated as of September 13, 2000(2)
2.4	Asset Purchase Agreement dated March 8, 2001, among the Registrant, I.W. Systems Canada Company, G&A Imaging Ltd. and R&G Imaging Ltd.(2)
2.5	First Amendment to Asset Purchase Agreement dated March 29, 2001(2)
2.6	Membership Interest Purchase Agreement between the Registrant and Castle Holdings(3)
3.1	Amended and Restated Articles of Incorporation(4)
3.2	Bylaws(4)
4.1	Form of Common Stock Certificate(4)
4.2	Reference is made to pages 1-5 and 12-15 of Exhibit 3.2(4)
4.3	Form of Public Warrant(4)
4.4	Form of Representatives' Warrant(4)
4.5	Form of Warrant and Unit Agreement(4)
4.7	Stock Purchase Warrant in favor of Naoya Harano dated November 10, 1999(4)
4.8	Form of Warrant (Former XImage Shareholders)(4)
4.9	Form of Warrant (Former XImage Officers, Noteholders and Other Investors)(4)
4.10	Form of Warrant (officers and directors)(4)
4.11	Warrant to Purchase Common Stock in favor of Imperial Bank(4)
10.1	Employment Agreement with S. James Miller dated January 1, 1996, as amended September 2000(5)
10.2	Employment Agreement with Wayne G. Wetherell dated April 1, 1997, as amended March 1, 1999(4)
10.3	Employment Agreement with Paul J. Devermann dated July 20, 1997, as amended March 1, 1999(4)
10.4	Employment Agreement with William Ibbetson dated November 15, 2000(2)
10.5	Employment Agreement with Ian Fraser dated March 30, 2001(6)
10.6	Employment Agreement with Lori Rodriguez dated April 15, 2001(6)
10.7	Form of Indemnity Agreement entered into by the registrant with its directors and executive officers(4)
10.8	Consulting Agreement with John Callan dated November 14, 2000(2)
10.9	Consulting Agreement with T. Bing Byington dated August 10, 2001(7)
10.10	1994 Employee Stock Option Plan(4)
10.11	1994 Nonqualified Stock Option Plan(4)

10.12	1999 Stock Option Plan(4)
10.13	2001 Equity Incentive Plan(8)
10.14	Lease between Thormint I and the Company dated June 9, 1998(4)
10.15	Sublease between Castleworks LLC and Paine and Associates dated September 28, 1998(7)
10.16	Lease between RDL Holding, LTD and Imaging Technology Corporation dated July 1, 2000(2)
10.17	Commercial Lease between I.W. Systems Canada Company and 3840743 Canada, Inc. dated April 12, 2001(5)
10.18	Commercial Lease between BOS GmbH & Co. KG and Digital Imaging International GmbH dated June 20, 2001(7)
10.19	Value Added Reseller Agreement with Visionics Corporation dated October 1, 2001†
21.1	Subsidiaries of the Small Business Issuer
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants

(1)
Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on September 7, 2000.

(2)
Incorporated by reference to the Annual Report, Form 10-KSB as filed with the Commission on April 2, 2001.

(3)
Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on August 13, 2001.

(4)
Incorporated by reference to the Registration Statement for Small Business Issuers, Form SB-2 as filed with the Commission on December 20, 1999 (No. 333-93131), as amended.

(5)
Incorporated by reference to the Registration Statement for Small Business Issuers, Form SB-2 as filed with the Commission on June 29, 2001 (No. 333-64192).

(6)
Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on May 15, 2001.

(7)
Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 14, 2001.

(8)
Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 14, 2001.

† Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

  (b)
  Reports on Form 8-K.

        During the last quarter of the year ended December 31, 2001, no reports on Form 8-K were filed.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.
March 29, 2002	By:	/s/ S. JAMES MILLER, JR. S. James Miller, Jr. Chief Executive Officer, President and Chairman of the Board of Directors

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ S. JAMES MILLER, JR. S. James Miller, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2002
/s/ WAYNE G. WETHERELL Wayne G. Wetherell	Senior Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ JOHN CALLAN John Callan	Director	March 29, 2002
/s/ PATRICK J. DOWNS Patrick J. Downs	Director	March 29, 2002
/s/ JOHN L. HOLLERAN John L. Holleran	Director	March 29, 2002
/s/ DAVID LOESCH David Loesch	Director	March 29, 2002
Yukuo Takenaka	Director	March , 2002

IMAGEWARE SYSTEMS, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders of
ImageWare Systems, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ImageWare Systems, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
San Diego, CA
March 28, 2002

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS

	December 31, 2001	December 31, 2000
Current Assets:
Cash	$387,773	$6,899,559
Restricted cash and cash equivalents	60,000	529,663
Accounts receivable, net	4,475,787	2,944,755
Inventory	950,203	286,235
Other current assets	990,786	181,558

Total Current Assets	6,864,549	10,841,770
Property and equipment, net	1,188,899	535,344
Other assets	263,998	74,440
Intangible assets, net of accumulated amortization	158,298	266,666
Goodwill, net of accumulated amortization	7,158,317	1,286,990

Total Assets	$15,634,061	$13,005,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,918,963	$790,905
Deferred revenue	993,180	610,704
Accrued expenses	1,586,338	751,841
Accrued expenses—related parties	46,597	320,769
Accrued interest	42,457	299,165
Notes & advances payable to bank and 3rd parties	141,048	131,930
Notes payable to related parties	379,730	210,125

Total Current Liabilities	6,108,313	3,115,439
Commitments and Contingencies
Shareholders' equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 304,400 and 334,400 shares outstanding in 2001 and 2000 respectively, $761,000 and $836,000 liquidation preference in 2001 and 2000	3,044	3,344
Common stock, $.01 par value, 50,000,000 shares authorized, 5,481,311 and 4,190,662 shares issued and outstanding in 2001 and 2000, respectively	53,631	40,724
Additional paid in capital	40,196,952	34,667,147
Unearned stock-based compensation	—	(63,126)
Treasury stock, at cost—6,704 shares	(63,688)	(63,688)
Shareholder note receivable	(150,000)	(150,000)
Accumulated other comprehensive loss	(36,652)	—
Accumulated deficit	(30,477,539)	(24,544,630)

Total shareholders' equity	9,525,748	9,889,771
Total Shareholders' Equity and Liabilities	$15,634,061	$13,005,210

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2001	2000
Revenues:
Product	$13,897,194	$7,895,757
Maintenance	2,355,811	1,502,558

	16,253,005	9,398,315
Cost of revenues:
Product	5,883,618	2,975,272
Maintenance	1,140,656	1,252,485

Gross profit	9,228,731	5,170,558

Operating expenses:
General & administrative	6,806,995	4,284,231
Sales and marketing	4,120,881	2,009,311
Research & development	2,090,054	1,628,908
Depreciation and amortization	2,444,749	1,019,125

	15,462,679	8,941,575

Loss from operations	(6,233,948)	(3,771,017)
Interest expense	57,840	1,165,341
Interest income	(185,245)	(320,987)
Other expense, net	11,194	674,000

Loss before income taxes and extraordinary items	(6,117,737)	(5,289,370)
Income tax benefit	(184,828)	—

Loss extraordinary items	(5,932,909)	(5,289,370)
Extraordinary items:
Gain on debt extinguishments net of income taxes of $0	—	1,168,391

Net loss	$(5,932,909)	$(4,120,980)

Basic and diluted (loss) per share—see note 2
Loss before extraordinary item	$(1.22)	$(1.55)
Extraordinary item	$—	$0.34

Net Loss	$(1.22)	$(1.21)

Weighted average shares (basic and diluted)	4,937,588	3,467,711

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Cash flows from operating activities
Net loss	$(5,932,909)	$(4,120,980)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,444,749	1,019,125
Amortization of debt discount	—	951,000
Stock-based compensation	57,722	533,227
Deferred revenue	320,784	(272,885)
Extraordinary gain on debt extinguishment	—	(1,168,391)
Change in assets and liabilities
Restricted cash and cash equivalents	469,663	—
Accounts receivable, net	(574,909)	572,311
Inventory	314,383	68,521
Other current assets	158,212	(504,737)
Other assets	(57,097)	(388,530)
Accounts payable	1,042,485	(1,233,815)
Accrued expenses	(272,717)	(1,160,420)
Deferred compensation	—	(294,330)
Accrued interest	(156,775)	163,073

Total adjustments	3,746,500	(1,715,851)

Net cash used by operating activities	(2,186,409)	(5,836,831)

Cash flows from investing activities
Purchase of property and equipment	(427,282)	(391,784)
Acquisition of businesses, net of cash acquired	(3,280,273)	8,839
Payment on advances from related stockholders	(104,500)	(25,000)
Purchase of other long-term assets	—	(300,000)

Net cash used by investing activities	(3,812,055)	(707,945)

Cash flows from financing activities
Proceeds from issuance of notes payable		156,000
Repayment of notes payable	(582,526)	(3,844,467)
Proceeds from issuance of stock, net of issuance costs	—	15,579,375
Proceeds from exercise of options and warrants	105,856	1,703,575
Repurchase of common stock	—	(63,688)
Dividends paid	—	(245,722)

Net cash (used in) provided by financing activities	(476,670)	13,285,073

Effect of exchange rate changes on cash	(36,652)	—
Net (decrease) increase in cash	(6,475,134)	6,740,297
Cash at beginning of period	6,899,559	159,262

Cash at end of period	$387,773	$6,899,559

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
for the Years Ended December 31, 2000 and 2001

	Series B Convertible, Redeemable Preferred
			Common Stock		Treasury Stock			Unearned Stock Based Compensation	Share- holder Note Receivable	Accumulated Other Comprehensive Loss
							Additional Paid-In Capital				Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at December 31, 1999	389,400	3,894	1,786,802	16,618	—	—	17,715,346	—	—	—	(20,177,928)	(2,442,070)
Issuance of common stock for cash, net of financing commissions and IPO expenses	—	—	2,156,250	21,563	—	—	14,792,862	—	—	—	—	14,814,425
Issuance of common stock pursuant to option and warrant exercise for cash	—	—	178,569	1,786	—	—	1,701,796	—	—	—	—	1,703,582
Issuance of common stock pursuant to warrant exercise for note receivable	—	—	25,000	250	—	—	149,750	—	(150,000)	—	—	—
Warrants issued to non-employees for services	—	—					501,662	—	—	—	—	501,662
Elimination of beneficial conversion feature upon debt extinguishment	—	—	—	—	—	—	(889,000)					(889,000)
Preferred Stock conversion to common stock	(55,000)	(550)	10,423	104	—	—	446	—	—	—	—	—
Dividends on Series B Preferred Stock	—	—	—	—			—	—			(245,722)	(245,722)
Issuance of common stock for asset purchase	—	—	40,322	403	—	—	599,597	—	—	—		600,000
Deferred compensation for stock options granted to employees	—	—	—	—	—	—	94,688	(94,688)	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	31,562	—	—		31,562
Repurchase of common shares	—	—		—	(6,704)	(63,688)	—	—	—	—	—	(63,688)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,120,980)	(4,120,980)

Balance at December 31, 2000	334,400	$3,344	4,197,366	$40,724	(6,704)	$(63,688)	$34,667,147	$(63,126)	$(150,000)	$—	$(24,544,630)	$9,889,771
Preferred Stock conversion to common stock	(30,000)	(300)	5,685	57	—	—	243	—	—	—	—	(0)
Issuance of common stock for asset purchase	—	—	1,265,000	12,650	—	—	5,429,310	—	—	—	—	5,441,960
Issuance of common stock pursuant to option and warrant exercise for cash	—	—	20,023	200	—	—	105,656	—	—	—	—	105,856
Warrants issued to non-employees for services	—	—	—	—	—	—	34,892	—	—	—	—	34,892
Reversal of deferred compensation for stock options granted to employees	—	—	—	—	—	—	(40,297)	40,297	—	—	—	—
Amortization of stock-based compensation								22,829				22,829
Share adjustment due to fractional share conversion	—	—	(59)	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	(36,652)	—	(36,652)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,932,909)	(5,932,909)

Balance at December 31, 2001	304,400	$3,044	5,488,015	$53,631	(6,704)	$(63,688)	$40,196,952	$—	$(150,000)	$(36,652)	$(30,477,539)	$9,525,748

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2001	2000
Net loss	$(5,932,909)	$(4,120,980)
Other comprehensive income (loss):
Foreign currency translation adjustment	(36,652)	—

Comprehensive loss	$(5,969,561)	$(4,120,980)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

1.    DESCRIPTION OF BUSINESS AND OPERATIONS

        ImageWare Systems, Inc. (the "Company"), formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987. The Company develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to manage criminal history records and to investigate crime and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems.

  Going Concern

        The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The company has used approximately $2,186,000 in operations during the year ended December 31, 2001 and has suffered recurring losses from operations and has an accumulated deficit of approximately $30,478,000 that raises substantial doubt about its ability to continue as a going concern.

        The Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will operate at a profit in the future.

        New financing will be required to fund working capital and operations. The Company is exploring the possible sale of equity securities or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing acivities and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company's long-term business.

        The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include reserves for uncollectible accounts receivable, deferred tax asset valuation allowances, accounting for loss contingencies, and recoverability of goodwill and acquired intangible assets. Actual results could differ from estimates.

  Property and equipment

        Property and equipment, consisting of furniture and equipment, are stated at cost and are being depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized. When assets are sold or abandoned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

  Long-lived assets

        Long-lived assets and identifiable intangibles are reviewed for impairment using fair value methodologies whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2001 and 2000, there was no impairment of the Company's long-lived assets.

  Intangible assets

        Intangible assets consist of patents, goodwill and non-competition agreements which are stated at cost. Amortization is calculated using the straight-line method over five years for patents, four years for goodwill and over the life of non-competition agreements which range from two to three years.

  Concentration of credit risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for estimated potential losses. Accounts receivable are presented net of an allowance for doubtful accounts of $548,300 and $226,096 and at December 31, 2001 and 2000, respectively.

        In 2001, there were no customers who accounted for more than 10% of the Company's revenues. In 2000, one customer accounted for 12% of the Company's revenues.

        As of December 31, 2001, one customer accounted for 19% of total accounts receivable. At December 31, 2000, the Company had no amounts due from customers who accounted for 10% or greater of total accounts receivable.

  Stock-based compensation

        Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise at the initial grant date. The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option. The Company discloses pro forma financial results had the cost of stock options been determined using fair value in Note 11 of these financial statements.

  Income taxes

        Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  Foreign currency translation

        The financial position and results of operations of the Company's foreign subsidiaries are measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in losses of $37,000 and $0 in 2001 and 2000, respectively.

  Comprehensive Income

        Comprehensive income consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, such items consist of foreign currency translation gains and losses. The Company had comprehensive losses of $37,000 in 2001 resulting from foreign currency translations and $0 in 2000.

  Revenue recognition

        The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of identification card media and other software. Revenue for these items is recognized upon delivery of these products to the customer.

  Capitalized software development costs

        Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Technological feasibility is established upon completion of a working model. Software development costs incurred subsequent to the time a product's technological feasibility has been established, through the time the product is available for general release to customers, are capitalized, if material. To date, the Company has not capitalized any software costs as the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have been insignificant.

  Earnings (loss) per share

        On August 22, 2000 the Company consummated a merger that was accounted for as a pooling-of-interests. All references to the number of shares, per share amounts, conversion amounts and stock option data of the Company's common stock have been restated to reflect this pooling of interests transaction.

        Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss)

available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares, if dilutive, had been issued. The dilutive effect of outstanding stock options is included in the calculation of diluted earnings per common share, if dilutive, using the treasury stock method. During the years ended December 31, 2001 and 2000, the Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share, as their effect would have been antidilutive.

        The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2001 and 2000:

	Twelve Months Ended December 31,
	2001	2000
Numerator
Loss before extraordinary items	$(5,932,909)	$(5,289,370)
Less Series B preferred dividends	(70,482)	(80,096)

Loss available to common shareholders before extraordinary item	(6,003,391)	(5,369,466)
Extraordinary item—see note 13	—	1,168,391

Net loss available to common stareholders	$(6,003,391)	$(4,201,075)

Denominator
Weighted-average shares outstanding	4,937,588	3,467,711

Basic and diluted loss per share before extraordinary item	$(1.22)	$(1.55)
Extraordinary item	—	0.34

Net loss	$(1.22)	$(1.21)

  Segment information

        Prior to its acquisition of G & A, Castleworks and E-Focus, the Company operated in one business segment. With its acquisition of G & A Imaging, Ltd., Castleworks and E-Focus West, the Company is now comprised of three reportable segments: Law Enforcement, Identification and Digital Photography. The Law Enforcement segment develops, sells and supports a suite of modular software products and designs systems used by law enforcement and public safety agencies to manage criminal history records and investigate crime. The Identification segment develops, sells and supports software and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. The Digital Photography segment develops digital imaging software for photographic purposes.

        Corporate assets are comprised primarily of cash and cash equivalents and other assets providing benefits to all business segments.

        There are no intersegment transactions.

        The table below summarizes information about reportable segments for the years ended December 31, 2001 and 2000:

	Year Ended December 31,
	2001	2000
Net Revenue:
Law Enforcement	$5,621,851	$7,895,757
Identification	9,899,802	1,502,558
Digital Photography	731,352	—
Total consolidated net sales	$16,253,005	$9,398,315
Operating loss:
Law Enforcement	$(2,128,765)	$(2,078,299)
Identification	(3,679,392)	(1,692,718)
Digital Photography	(425,791)	—
Other unallocated amounts:
Interest expense (income)	(127,405)	844,353
Other expense (income)	11,194	674,000

Income (loss) before taxes	$(6,117,737)	$(5,289,370)
Total Assets by Segment:
Law Enforcement	$2,937,345	$3,491,916
Identifcation	4,502,088	1,401,278

Total assets for reportable segments	7,439,433	4,893,194
Corporate	8,194,628	8,112,016

Total consolidated assets	$15,634,061	$13,005,210

        The Company has total assets in foreign locations as follows: $2,052,000 in Germany, $524,000 in Canada and $163,000 in Singapore. Revenues generated from the Company's foreign locations were $3,362,000 and $0 for years ended December 31, 2001 and 2000, respectively.

  New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. We will adopt all other provisions of FAS 142 in the first quarter of 2002. We have not yet determined the impact that our full adoption of FAS 142 in the first quarter of 2002 will have on our consolidated financial position, results of operations or disclosures.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. FAS 142 also revises the accounting for discontinued operations. We will adopt the provisions of FAS 144 in the first quarter of 2002. We do not expect the adoption of FAS 144 to have a significant impact on our consolidated financial position, results of operations or disclosures.

  Reclassifications

        Certain reclassifications were made to prior years' consolidated financial statements to conform to the current year presentation.

3.    Acquisition

        On August 22, 2000, the Company consummated a merger with Imaging Technology Corporation ("ITC") by acquiring all of the outstanding common stock of ITC in exchange for newly issued common stock of ImageWare Systems Inc. whereby ITC became a wholly-owned subsidiary of the Company (the "ITC transaction"). The transaction was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of ITC for all periods presented. The Company issued 1.231527 shares of its common stock for each share of ITC's outstanding common stock and $200,000 as consideration for the execution of non-competition agreements. The ITC transaction increased the Company's outstanding shares of common stock by 625,000 shares.

        In connection with the ITC transaction, the Company incurred direct transaction costs of $255,000 consisting primarily of professional fees.

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

        On March 30, 2001, the Company completed the purchase of substantially all the assets of G & A Imaging Ltd. (G & A), a privately held developer of software and software systems for digital identification documents for a total purchase price of $3,046,000 in cash ($2,500,000 to selling shareholders and approximately $546,000 in direct transaction costs) and the issuance of 665,000 shares of the Company's common stock valued at approximately $3,634,000 based on the fair value of the Company's common stock a few days before and after the agreement of terms and announcement.. The acquisition was accounted for using the purchase method of accounting and, accordingly, G & A's results of operations have been included in the consolidated financial statements since the date of acquisition.

        On August 10, 2001, the Company completed its acquisition of Castleworks LLC, a Nevada limited liability company ("Castleworks"), and E-Focus West LLC, a Nevada limited liability company ("E-Focus"), from Castle Holdings LLC, a Nevada limited liability company ("Castle Holdings") for a total purchase price of $234,000 in cash ($100,000 to selling shareholders and $134,000 in direct transaction costs) and the issuance of 600,000 shares of the Company's common stock. As a result of this transaction, Castleworks and E-Focus became wholly owned subsidiaries of ImageWare. The acquisition was accounted for using the purchase method of accounting and, accordingly, Castleworks and E-Focus West's results of operations have been included in the consolidated financial statements since the date of acquisition. Castleworks and E-Focus develop digital imaging software for photographic purposes.

        The following table presents the allocation of the acquisition cost for the G & A, Castleworks, and E-focus acquisitions, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

	G & A Imaging	Castlworks & E-Focus West
Cash	$—	$25,000
Accounts receivable	778,000	157,000
Inventories	789,000	189,000
Other current assets	1,075,000	21,000
Property, plant and equipment, net	325,000	248,000
Other intangibles	—	—
Goodwill	6,154,000	1,707,000

Total assets	$9,121,000	$2,347,000

Amounts payable to banks and long-term debt due within one year	$(789,000)	—
Other current liabilites	(1,581,000)	(304,000)
Long-term obligations, net of current portion	(71,000)	—

Total liabilites	$(2,441,000)	$(304,000)

Total acquisition cost	$6,680,000	$2,043,000

        The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained. The Company expects to receive third-party appraisals and complete its purchase price allocation in 2002.

        The following (unaudited) pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 have been prepared as if the acquisition of Goddard, G & A, and Castleworks and E-Focus had occurred at January 1, 2000:

	Year ended December 31, 2001	Year ended December 31, 2000
Sales	$18,848,000	$22,851,000
Net (loss)	$(6,337,000)	$(4,318,000)

Net (loss) per share	$(1.34)	$(0.92)

4.    Restricted Cash

        At December 31, 2001 and 2000, the Company had $60,000 and $529,663 of restricted cash and cash equivalents which serve as collateral for irrevocable standby letter of credits that provide financial assurance that the Company will fulfill its obligations under certain commitments discussed in Note 8. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in time certificates of deposits. Income from these investments is paid to the Company.

5.    Inventory

        Inventories at December 31, 2001 and 2000 were comprised of finished goods of $950,000 and $286,000, respectively.

6.    Property and Equipment

        Property and equipment at December 31, 2001 and 2000 consists of:

	2001	2000
Equipment	$1,959,504	$1,289,043
Leasehold improvements	99,634	0

Furniture	252,692	192,944

	2,311,830	1,481,987
Less accumulated depreciation	(1,122,931)	(946,643)

	$1,188,899	$535,344

        Total depreciation expense for the years ended December 31, 2001 and 2000 was $346,471 and $116,576, respectively.

7.    Notes Payable

        Notes payable consists of the following:

	2001	2000
Short-term note payable to third party to accrue interest at 10%. Note due upon demand	$100,000	$100,000
Short-term note payable to third party	0	13,703
Short-term note payable to ITC shareholders. Such note accrues interest at 10% and is due upon demand	210,125	210,125
Short-term note payable to ITC shareholder. Such note accrues interest at 10% and includes monthly payments through December 31, 2002	169,605	0
Short-term notes payable to certain vendors	41,048	18,227

	$520,778	$342,055
Less current portion	(520,778)	(342,055)

Long-term notes payable	$0	$0

        In November 1999, the Company issued a convertible promissory note for $1,250,000 at an interest rate of 10%, due the earlier of February 10, 2001 or five days following the closing of an IPO, to an individual affiliated with Atlus Co. (which beneficially owned approximately 31% of the Company's common shares outstanding at the time of note issuance). Under the terms of the note, the principal amount was fixed in Japanese yen and repayable in U.S. dollars at a fixed (104.55 Japanese yen per U.S. dollar) conversion rate established on the date of issuance. If the principal and interest had not been paid prior to April 1, 2000, the note became convertible to common stock at $1.00 per share. In conjunction with the note, the Company issued the individual a warrant to purchase 125,000 shares of common stock for $6.00 per share. The Company has recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $361,000.

        The convertible note also contained a beneficial conversion feature which resulted in additional debt discount of $889,000. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore, the Company limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to the date the note becomes immediately convertible, April 1, 2000, using the effective interest rate method, which resulted in a charge of $889,000 during the 1st quarter of 2000.

        On April 5, 2000, the Company used a portion of the proceeds from its initial public offering to extinguish this outstanding debt. The difference between the debt payment amount of $1,250,000 and the carrying amount of the debt of $628,000, net of income taxes, was recorded as an extraordinary gain of $622,000.

        On June 30, 2001, the Company converted accrued liabilities due from an employee into a promissory note in the amount of $269,605. The note bears interest at 10% per annum. Under the terms of the note, the Company is required to make monthly payments of $15,000 until the note is paid in full on January 14, 2003.

8.    Income Taxes

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2001 and 2000:

	2001	2000
Tax provision (benefit) at statutory rate	(34)%	(34%)
State tax, net of federal benefit	(4)	(2)
Foreign tax	(3)	(0)
Research credits	(1)	(2)
Goodwill amortization	5	7
Other permanent differences	0	0
Net change in valuation allowance	34	31

	(3)%	0%

        The current year benefit consists of deferred tax benefit in a foreign jurisdiction.

        The components of the net deferred tax assets at December 31, 2001 and 2000 are as follows:

	2001	2000
Intangible assets	$407,953	$106,703
Fixed assets	(48,548)	(48,548)
Reserve and accrued expenses	275,339	310,264
Net operating loss carryforwards	5,196,932	3,335,617
Research credit carryforwards	503,797	428,587

	6,335,473	4,132,623
Less valuation allowance	(6,150,645)	(4,132,623)

Net deferred tax assets	$184,828	$0

        The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

        At December 31, 2001 and 2000, the Company had federal net operating loss carryforwards of approximately $13,500,000 and $8,800,000, respectively, state net operating loss carryforwards of approximately $7,500,000 and $4,800,000, respectively, which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2002 through 2021. The state net operating loss carryforwards expire at various dates from 2002 through 2006. In addition, the Company had foreign operating loss carryforward of approximately $386,000 and $0 at December 31, 2001 and 2000, respectively, which may be available to offset future taxable income of its foreign operations for tax purposes. The foreign net operating loss carryforward do not expire.

        The Company also had federal research credit carryforwards of approximately $335,000 and $290,000 and state research credit carryforwards of approximately $169,000 and $157,000 for tax purposes at December 31, 2001 and 2000, respectively. The federal carryforwards will begin expiring, if unused, in 2006.

        The Internal Revenue Code (the "Code") limits the availability of net operating losses and certain tax credits that arose prior to certain cumulative changes in a corporation's ownership resulting in a change of control of the Company. The Company's use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company underwent "ownership changes" in 1991, 1995 and 2000. The effect of the existing limitations has been reflected in the above summary of deferred tax assets.

9.    Commitments and Contingencies

  Employment Agreements

        The Company has employment agreements with its President, Senior Vice President of Administration and Chief Financial Officer, Vice President of Sales and Marketing, Vice President of Research and Development, President of ImageWare Systems Digital Photography, and President of ImageWare Systems ID Group. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, the officers are entitled to compensation ranging from 12 to 36 months of salary.

  License Agreements

        During 2001, the Company renewed a license agreement related to technology used in its products. Under the terms of the agreement, the Company is required to pay royalties at fixed fees or percentages based upon product sales. The agreement expires in October 2003. Minimum payments under the terms of the agreement are $100,000 per year.

  Letter of Credit

        As collateral for performance on the Company's operating lease for its office and research and development facilities, the Company is contingently liable under an irrevocable standby letter of credit in the amount of $60,000. The letter of credit expires July 31, 2003 and will reduce to $30,000 on August 1, 2002 provided there are no drawings against the outstanding balance. As a condition, the bank requires the Company to invest an equal amount in the form of a one year certificate of deposit which matures in March 2003. As of December 31, 2001, there were no drawings against the outstanding balance.

  Litigation

        The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

  Leases

        The Company currently leases office and research and development space under operating leases which expire at various dates through June 2005.

        At December 31, 2001, future minimum lease payments are as follows:

Year Ending December 31	Operating Leases	Capital Leases	Total
2002	$711,213	$22,444	$733,657
2003	524,402	2,052	526,454
2004	353,840	2,052	355,893
2005	369,135	2,052	371,187
2006	250,811	684	251,495

	$2,209,401	$29,286	$2,238,687

        Rental expense under operating leases for the years ended December 31, 2001 and 2000 was approximately $819,892 and $441,261, respectively.

10.  Equity

        The Company's Articles of Incorporation were amended effective August 31, 1994 and authorize the issuance of two classes of stock to be designated "Common Stock" and "Preferred Stock," provide that both Common and Preferred Stock shall have a par value of $.01 per share and authorize the Company to issue 50,000,000 shares of Common Stock and 4,000,000 shares of Preferred Stock. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

  Common Stock

        Effective November 29, 1999, the Company declared a 5.275-for-1 reverse stock split of common stock. All references to the number of shares, per share amounts, conversion amounts and stock option data of the Company's common stock have been restated to reflect this reverse stock split for all periods presented.

  Series B Convertible, Redeemable Preferred Stock

        In April 1995, the Company's Articles of Incorporation were amended to authorize 750,000 shares of Series B Convertible Redeemable Preferred Stock ("Series B"). Each 5.275 shares of Series B are convertible into one share of the Company's common stock. As of December 31, 2001, the Company had 304,400 shares of Series B outstanding.

        The holders of Series B are entitled to cumulative preferred dividends payable at the rate of $.2125 per share per annum commencing April 30, 1996, subject to legally available funds. The Series B plus accrued but unpaid dividends are convertible at the option of the holder into shares of common stock at a conversion price equal to the original Series B issue price as adjusted to prevent dilution. The Series B will automatically be converted into shares of common stock upon the closing of an underwritten public offering at a price per common share of not less than $31.65. If the public offering price is less than $31.65 but at least $21.10 per share, the conversion shall still be automatic upon written consent of a majority of the then outstanding shareholders of Series B.

        The Series B, on an as-converted basis, have the same voting rights per share as the Company's common shares; provided, that the Series B has a special right to elect one director if the Company defaults in the payment of any dividend to the holders of Series B. The Series B are entitled to initial distributions of $2.50 per share of Series B outstanding, upon liquidation and in preference to common shares and any other series of preferred stock plus all accrued but unpaid dividends.

        Any time after December 31, 2000, the Company has the right to redeem all or some of the outstanding shares of Series B at a price equal to the original issue price, plus all accrued but unpaid dividends.

        As of December 31, 2000, the Company had 334,400 shares of Series B outstanding. During 2001, 30,000 shares of Series B preferred stock were converted into 5,685 shares of common stock. At December 31, 2001 and 2000, the Company had cumulative undeclared dividends of $81,750 and $13,523, respectively.

  Warrants

        As of December 31, 2001, warrants to purchase 2,823,943 shares of common stock at prices ranging from $6.00 to $16.46 were outstanding. All warrants are exercisable as of December 31, 2001 and expire at various dates through September 2005.

11.  Stock Option Plans

        On August 31, 1994, the directors of the Company adopted the Company's 1994 Employee Stock Option Plan (the "1994 Plan") and the 1994 Nonqualified Stock Option Plan (the "Nonqualified Plan"). The 1992 Stock Option Plan and options previously granted were canceled by the Board of Directors.

        The 1994 Plan provides that officers and other key employees may receive nontransferable incentive stock options to purchase up to 170,616 shares of the Company's common stock. The option price per share must be at least equal to 100% of the market value of the Company's common stock on the date of grant and the term may not exceed ten years.

        The Nonqualified Plan provides that directors and consultants may receive nontransferable options to purchase up to 18,957 shares of the Company's common stock. The option price per share must be at least equal to 85% of the market value of the Company's common stock on the date of grant and the term may not exceed five years.

        Both the 1994 Plan and the Nonqualified Plan are administered by the Board of Directors or a Committee of the Board which determines the employees, directors or consultants which will be granted options and the terms of the options, including vesting provisions which to date has been over a three year period. Both the 1994 Plan and the Nonqualified Plan expire in ten years.

        Due to a significant decline in the estimated fair value of the Company's common stock, in February 1999, the exercise price of previously granted stock options was repriced to $5.28 per share, which was based upon the fair value of the Company's common stock as of that date, as determined by the Company's Board of Directors. The Company was required to record compensation expense equal to the difference between the estimated fair value of the common stock and the exercise price of the repriced options. For the years ended December 31, 2001 and 2000, the Company recorded no compensation expense as the exercise price was equal or above the estimated fair value.

        In December 1999, the Company's Board of Directors adopted the ImageWare Systems, Inc. Amended and Restated 1999 Stock Option Plan (the "1999 Plan"). Under the terms of the 1999 Plan, the Company may issue up to 350,000 non-qualified or incentive stock options to purchase common stock of the Company. The 1999 Plan has substantially the same terms as the 1994 Employee Stock Option Plan and the 1994 Nonqualified Stock Option Plan and expires in ten years.

        On September 12, 2001, the Company's Board of Directors approved adoption of the 2001 Equity Incentive Plan (the "2001 Plan"). Under the terms of the 2001 Plan, the Company may issue stock awards to employees, directors and consultants of the Company, and such stock awards may be given for nonstatutory stock options (options not intended to qualify as an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock bonuses, and rights to acquire restricted stock. The Company has reserved 1,000,000 shares of its common stock for issuance under the 2001 Plan.

        The 2001 Plan is administered by the Board of Directors or a Committee of the Board as provided in the 2001 Plan. Options granted under the 2001 Plan shall not be less than 85% of the market value of the Company's common stock on the date of the grant. The term of options granted under the 2001 Plan as well as their vesting are determined by the Board and to date, options have been granted with a ten year term and vesting over a three year period. While the Board may suspend or terminate the 2001 Plan at any time, if not terminated earlier, it will terminate on the day before its tenth anniversary of the date of adoption.

        Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net losses would have been increased to the pro forma amount indicated below for the years ended December 31, 2001 and 2000:

	2001	2000
NET LOSS
As reported	$(5,932,909)	$(4,120,980)
Pro forma	(6,626,382)	(4,767,988)
EARNINGS PER COMMON SHARE
As reported	$(1.22)	$(1.21)
Pro forma	(1.36)	(1.40)

        The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted-average assumptions: dividend yield of 0%, risk-free interest rate ranging from 4.00% to 6.32%, expected stock volatility of 70%, and expected lives of five years. The volatility of the Company's common stock underlying the options was not considered for options granted up to March 31, 2000 because the Company's stock was not publicly traded. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods using an accelerated graded method in accordance with Financial Accounting Standards Board Interpretation 28.

        The following table summarizes employee stock option activity since December 31, 1999:

	Options	Weighted-Average Exercise Price
Balance at December 31, 1999	277,275	$6.37
Granted	363,248	$6.36
Expired/canceled	(45,924)
Exercised	(1,896)	$5.28

Balance at December 31, 2000	592,703	$6.36
Granted	853,833	$3.47
Expired/canceled	(116,096)	$5.53
Exercised	(20,023)	$5.29

Balance at December 31, 2001	1,310,417	$4.56

        At December 31, 2001, a total of 327,471 options were exercisable at a weighted average price of $6.31 per share. At December 31, 2000, a total of 222,328 options were exercisable at a weighted average price of $6.08 per share.

        The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.00	700,354	9.70	$3.00	0	$0.00
$5.28-6.29	511,106	7.18	$6.02	255,999	$5.81
$8.00	96,492	7.89	$8.00	69,828	$8.00
$11.00	2,465	2.78	$11.00	1,644	$11.00

Total	1,310,417			327,471

        The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2001 and 2000 was $2.65 and $2.94, respectively.

12.  Employee Benefit Plan

        During 1995, the Company adopted a defined contribution 401(k) retirement plan (the "Plan"). All employees aged 21 years and older become participants after completion of three months of employment. The Plan provides for annual contributions by the Company determined at the discretion of the Board of Directors. Participants may contribute up to 20% of their compensation.

        Employees are fully vested in their share of the Company's contributions after the completion of five years of service. The Company made a contribution in 2001 for the 2000 plan year of $42,031. The company has accrued a contribution of $48,610 for the 2001 plan year.

13.  Extraordinary Gains

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

        The Company recorded a charge of $889,000 for the beneficial conversion feature embedded in this debt instrument during the first quarter of 2000. The value of the beneficial conversion feature was measured using its intrinsic value, i.e., the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The intrinsic value of the beneficial conversion feature of approximately $10 million exceeded the proceeds allocated to the debt of approximately $889,000; therefore, the Company limited recognition of the beneficial conversion feature to the approximately $889,000 of proceeds allocated to the debt. The Company accreted the entire amount of the beneficial conversion feature as interest expense over the period from the date of issuance, November 10, 1999, to the date the note becomes immediately convertible, April 1, 2000.

        As more fully explained in Note 7, on April 5, 2000, the Company used a portion of the proceeds from its initial public offering to extinguish an outstanding debt. The difference between the debt payment amount of $1,250,000 and the carrying amount of the debt of approximately $622,000 was recorded as an extraordinary item from the extinguishment of debt.

        In September 2000, the Company recorded an extraordinary gain on debt extinguishment of $547,000, net of income taxes, based on the opinion of legal counsel that there exists no legal obligation to the Company regarding the repayment of the aforementioned debt.

        There were no extraordinary gains in 2001.

14.  Related Party Transactions

        On March 30, 2000, two officers of the Company loaned ImageWare $56,000 pursuant to promissory notes. This debt was incurred to meet working capital needs. The entire amount of the notes was due on the date the Company closed its Initial Public Offering. The loan was paid in full on April 5, 2000.

        On June 15, 2000, the Company paid in full two short-term promissory notes due an officer of the Company and a member of the Board of Directors in accordance with the maturity date of the notes.

        America Technology Corporation (ATC), Identigraphix Inc. (IGX), A mcard Systems Incorporated (Amcard), RDL Holdings LTD (RDL) and ISI International, Inc. (ISI) are considered to be affiliated entities because major shareholders of each entity are also major shareholders of the Company.

        ITC entered into a five-year operating lease for its office and research and development facilities from RDL. The Company recorded rent expense of $270,000 and $213,000 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the $49,000 in accrued rent remained unpaid.

        In the normal course of business, the Company entered into transactions with ATC, IGX, Amcard and ISI for the purchase of inventory items. The total purchases from these companies for the years ended December 31, 2001 and 2000 amounted to $0 and $75,000, respectively.

        Prior to the consummation of the merger, ITC advanced funds to ATC and IGX on a regular basis. Due to management's assessment of the collectibility of the advances from these affiliated entities, the advances were charged to expense at the time of the advance. Such advances are included in other expenses on the statement of operations. For the years ended December 31, 2001 and 2000, ITC advanced $0 and $374,000, respectively.

        Prior to the consummation of the ITC merger, certain ITC shareholders advanced funds to ITC on a regular basis for general corporate and working capital purposes. Amounts owed to the shareholders for these advances at December 31, 2001 and 2000 were $208,000 and $208,000, respectively.

        The Company has a development contract with a non-employee shareholder. Costs incurred under the development contract amounted to $0 and $120,000 for the years ended December 31, 2001 and 2000, respectively, and are recorded in research and development expenses. Amounts due the shareholder at December 31, 2000 were $170,000. Amounts due to this shareholder for development contract services accrue interest at a rate of 10% per annum. In June 2001, the Company converted the amounts due the shareholder into a note payable of $270,000 which includes a principal balance of $170,000 and accrued but unpaid interest of $100,000. The note bears interest at 10% per annum and calls for monthly payments of $15,000 until January, 2003. In conjunction with the ITC transaction, the shareholder became an employee of the Company.

        A shareholder of the Company received an annual fee for management services provided to the Company. Costs incurred for these management services amounted to $0 and $100,000 for the years ended December 31, 2001 and 2000, respectively. Amounts owed to the shareholder at December 31, 2001 and 2000 were $47,000 and $151,000, respectively. In conjunction with the ITC transaction, the shareholder became an employee of the Company. Amounts due to this shareholder for management services accrue interest at a rate of 10% per annum.

        On June 30, 2001, the Company converted accrued liabilities due an employee into a promissory note in the amount of $269,605. The note bears interest at 10% per annum. Under the terms of the note, the Company is required to make monthly payments of $15,000 until the note is paid in full on January 14, 2003.

        During the year ended December 31, 2001, the company entered into a consulting agreement for business development consulting services with a member of the Board of Directors. The agreement, which commenced in August 2001, is for a period of five months and may be terminated by either party after October 31, 2001 for any reason. The agreement calls for a fee of $10,000 per month, plus reimbursable expenses. During the year ended December 31, 2001, the Company recorded expenses of $99,000 of which approximately $8,000 remains unpaid at December 31, 2001. As of December 31, 2001, the agreement had expired and was not renewed.

QuickLinks

IMAGEWARE SYSTEMS, INC. 2001 ANNUAL REPORT ON FORM 10-KSB TABLE OF CONTENTS
PART I
  ITEM 1. Description of Business.
RISK FACTORS
  ITEM 2. Description of Property.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission Of Matters To A Vote Of Security Holders.
PART II
  ITEM 5. Market for Common Equity and Related Stockholder Matters.
  ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7. Financial Statements.
  ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
PART III
  ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exc hange Act.
  ITEM 10. Executive Compensation.
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management.
  ITEM 12. Certain Relationships and Related Transactions.
  ITEM 13. Exhibits, Lists and Reports on Form 8-K.
SIGNATURES
IMAGEWARE SYSTEMS, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
IMAGEWARE SYSTEMS, INC. CONSOLIDATED BALANCE SHEET ASSETS
IMAGEWARE SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
IMAGEWARE SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
IMAGEWARE SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
IMAGEWARE SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000