Form 10QSB
period 2002-03-31
IMAGEWARE SYSTEMS INC
filed 2002-05-15
CIK 941685

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                              to

Commission file number 001-15757

IMAGEWARE SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0224167 (IRS Employer Identification No.)

10883 Thornmint Road
San Diego, CA 92127
(Address of Principal Executive Offices)

(858) 673-8600
(Issuer's Telephone Number, Including Area Code)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 6, 2002, the number of outstanding shares of the Registrant's common stock, par value $.01, was 5,483,439.

        Transitional Small Business Disclosure Format (check one) Yes ☐    No ☒

IMAGEWARE SYSTEMS, INC.

INDEX

			Page No.
PART I	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
		Condensed Consolidated Balance Sheet as of March 31, 2002	3
		Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
		Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2002 and 2001	6
		Notes to Condensed Consolidated Financial Statements	7
	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
PART II	OTHER INFORMATION
	ITEM 1.	LEGAL PROCEEDINGS	25
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURES			26

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(IN THOUSANDS)

(UNAUDITED)

March 31, 2002
ASSETS
Current Assets:
Cash	$229
Restricted cash and cash equivalents	60
Accounts receivable, net	2,909
Inventories	899
Other current assets	895

Total Current Assets	4,992
Property and equipment, net	1,136
Other assets	241
Intangible assets, net of accumulated amortization	131
Goodwill	7,108

Total Assets	$13,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,148
Deferred revenue	1,180
Accrued expenses	1,689
Accrued expenses — related parties	47
Accrued interest	45
Notes & advances payable to 3rd parties	136
Notes payable to related parties	335

Total Current Liabilities	5,580
Stockholders' equity (deficit):
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 304,400 shares outstanding, liquidation preference $761,000	3
Common stock, $.01 par value, 50,000,000 shares authorized, 5,481,311 shares issued and outstanding	54
Additional paid in capital	40,197
Treasury stock, at cost — 6,704 shares	(64)
Stockholder note receivable	(150)
Accumulated other comprehensive loss	(52)
Accumulated deficit	(31,960)

Total stockholders' equity	8,028

Total Stockholders' Equity and Liabilities	$13,608

The accompanying notes are an integral part of these condensed consolidated financial statements

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED March 31,
	2002	2001
Revenues:
Product	$2,996	$2,314
Maintenance	672	446

	3,668	2,760
Cost of revenues:
Product	1,277	920
Maintenance	280	284

Gross profit	2,111	1,556

Operating expenses:
General & administrative	1,741	1,216
Sales and marketing	1,141	561
Research & development	516	458
Depreciation and amortization	218	273

	3,616	2,508

Loss from operations	(1,505)	(952)
Interest (income) expense, net	4	(69)
Other (income) expense, net	(20)	—

Net loss	$(1,489)	$(883)

Basic and diluted (loss) per common share — see note 2	(0.27)	(0.21)
Weighted-average shares (basic and diluted)	5,481,311	4,205,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

ImageWare Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net loss	$(1,489)	$(883)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	218	273
Non-cash interest on convertible debt	—	20
Deferred revenue	186	(12)
Change in assets and liabilities
Restricted cash and cash equivalents	—	(529)
Accounts receivable, net	1,568	552
Inventory	51	(19)
Other assets	118	(86)
Intangible assets	—	(10)
Accounts payable	(772)	(390)
Accrued expenses	112	(50)
Accrued interest	2	(166)

Total adjustments	1,483	(417)

Net cash used by operating activities	(6)	(1,300)

Cash flows from investing activities
Purchase of property and equipment	(88)	(67)
Acquisition of business, net of cash acquired	—	(2,598)
Payment on advances from related stockholders	(45)	(14)

Net cash used by investing activities	(133)	(2,679)

Cash flows from financing activities
Repayment of notes payable	(5)	—

Net cash used in financing activities	(5)	—

Effect of exchange rate changes on cash	(15)	—

Net decrease in cash	(159)	(3,979)
Cash at beginning of period	388	6,900

Cash at end of period	$229	$2,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Net loss	$(1,489)	$(883)
Other comprehensive income (loss):
Foreign currency translation adjustment	(15)	—

Comprehensive loss	$(1,504)	$(883)

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

  Liquidity and Capital Resources

        The condensed consolidated financial statements included in this report have been prepared assuming that the Company will be successful in obtaining the additional capital it needs to fund operations and implement its business plan. The Company used approximately $2,186,000 in operations during the year ended December 31, 2001 and $6,000 in operations during the three months ended March 31, 2002 and has suffered recurring losses from operations and has an accumulated deficit of approximately $31,960,000 at March 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will operate at a profit in the future.

        New financing will be required to fund working capital and operations. The Company is exploring the possible sale of equity securities or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company's long-term business.

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

        The accompanying condensed consolidated unaudited financial statements of ImageWare Systems, Inc. ("ImageWare" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Annual Report on Form 10-KSB, filed with the SEC on April 1, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the

Company's financial position as of March 31, 2002, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    NET LOSS PER COMMON SHARE

        Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended March 31, 2002 and 2001, the Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company's net loss.

        The following table sets forth the computation of basic and diluted loss per share for the three month periods ended March 31, 2002 and 2001 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED March 31,
	2002	2001
Numerator
Net loss	$(1,489)	$(883)
Less Series B preferred dividends	(16)	(18)

Loss available to common shareholders	$(1,505)	$(901)

Denominator
Weighted-average shares outstanding	5,481,311	4,205,440
Basic and diluted loss per share	$(0.27)	$(0.21)

NOTE 3.    BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS

        On March 30, 2001, the Company completed the purchase of substantially all the assets of G & A Imaging Ltd. (G & A), a privately held developer of software and software systems for digital identification documents for a total purchase price of $3,046,000 in cash ($2,500,000 to selling shareholders and approximately $546,000 in direct transaction costs) and the issuance of 665,000 shares of the Company's common stock valued at approximately $3,634,000 based on the fair value of the Company's common stock a few days before and after the agreement of terms and announcement. The acquisition was accounted for using the purchase method of accounting and, accordingly, G & A's results of operations have been included in the consolidated financial statements since the date of acquisition.

        On August 10, 2001, the Company completed its acquisition of Castleworks LLC, a Nevada limited liability company ("Castleworks"), and E-Focus West LLC, a Nevada limited liability company ("E-Focus"), from Castle Holdings LLC, a Nevada limited liability company ("Castle Holdings") for a total purchase price of $234,000 in cash ($100,000 to selling shareholders and $134,000 in direct transaction costs) and the issuance of 600,000 shares of the Company's common stock valued at approximately $1,808,000 based on the fair value of the Company's common stock a few days before and after the agreement of terms and announcement. As a result of this transaction, Castleworks and E-Focus became wholly owned subsidiaries of ImageWare. The acquisition was accounted for using the purchase method of accounting and, accordingly, Castleworks and E-Focus West's results of operations have been included in the consolidated financial statements since the date of acquisition. Castleworks and E-Focus develop digital imaging software for professional photographic purposes.

        The following table presents the allocation of the acquisition cost for the G&A and Castleworks and E-Focus acquisitions, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

	G&A Imaging	Castleworks & E-Focus West
Cash	$—	25,000
Accounts receivable	778,000	157,000
Inventories	789,000	189,000
Other current assets	1,075,000	21,000
Property, plant and equipment, net	325,000	248,000
Other intangibles	—	—
Goodwill	6,154,000	1,707,000

Total assets	9,121,000	2,347,000

Amounts payable to banks and long-term debt due within one year	(789,000)	—
Other current liabilities	(1,581,000)	(304,000)
Long-term obligations, net of current portion	(71,000)	—

Total liabilities	(2,441,000)	(304,000)

Total acquisition cost	6,680,000	2,043,000

        The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained. The Company expects to receive third-party appraisals and complete its purchase price allocation of G&A in the second quarter of 2002 and Castleworks and E-Focus in the third quarter of 2002.

        The following (unaudited) pro forma consolidated results of operations for the three months ended March 31, 2002 and 2001 have been prepared as if the acquisition of G & A, Castleworks and E-Focus had occurred at January 1, 2001:

	Three Months Ended March 31,
	2002	2001
Sales	$3,668,000	$4,497,000
Net income (loss)	(1,489,000)	(1,412,000)
Net income (loss) per share — basic	(.27)	(0.26)

        The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 4.    INVENTORY

        Inventories at March 31, 2002 were comprised of finished goods of $899,000.

NOTE 5.    SEGMENT INFORMATION

        Prior to its acquisition of G & A, the Company operated in one business segment. During 2002, the Company has reorganized its reportable segments into geographical groups: Americas, International and Digital Photography. In the Company's Americas segment, the Company develops, sells and supports a suite of modular software products and designs systems used by law enforcement and public safety agencies to manage criminal history records and investigate crime as well as develops, sells and supports software and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. The Americas segment includes North, Central and South America. The Company's International segment includes all geographic areas other than North, Central and South America. The Company's International segment develops, sells and supports software and designs systems utilizing digital imaging in the production of photo identification cards, documents and identification badging systems. The Digital Photography segment develops digital imaging software for professional photographic purposes.

        The table below summarizes information about reportable segments for the three months ended March 31, 2002:

SEGMENT INFORMATION:

THREE MONTHS ENDED MARCH 31, 2002
(in thousands)
Net Revenue:
Americas	$2,379
International	992
Digital Photography	297

Total consolidated net sales	$3,668
Operating loss:
Americas	$(774)
International	(417)
Digital Photography	(314)
Other unallocated amounts:
Interest expense (income)	4
Other expense (income)	(20)

Income (loss) before taxes	$(1,489)

Total Assets by Segment:

March 31, 2002
(in thousands)
Americas	$7,871
International	3,282
Digital Photography	1,966

Total assets for reportable segments	13,119
Corporate	489

Total consolidated assets	$13,608

        No segment information is provided for the three months ended March 31, 2001 as the Company operated in one segment during this period consisting solely of modular software products and design systems used by law enforcement and public safety agencies and digital imaging in the production of photo identification cards, documents, and identification badging systems sold domestically.

        The Company has total assets in foreign locations as follows: $1,830,000 in Germany, $400,000 in Canada and $184,000 in Singapore. Revenues generated from the Company's foreign locations were $992,000 and $0 for three months ended March 31, 2002 and 2001, respectively.

NOTE 6.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

        As required by FAS 142, the Company is in the process of assessing whether goodwill within its three primary reporting units was impaired at the date of adoption of this pronouncement, using a two-step transitional impairment test process. The first step, which we must complete by June 30, 2002, is our identification of potential impairment measured as of January 1, 2002. If potential impairment is identified in step one, we will be required to complete a second step to measure the actual amount of the impairment loss, if any, prior to December 31, 2002. We expect to complete both of these tests prior to June 30, 2002. Any impairment loss resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle retroactive to the first quarter 2002. As we have not yet completed these impairment tests, we have not yet determined the impact, if any, that they will have on our financial position or results of operations.

        For comparative purposes, the following table summarizes net loss and net loss per share information for the quarter ended March 31, 2001 on a pro forma basis, adjusted to exclude amortization of goodwill:

Three Months Ended March 31, 2001
Net loss:
Reported net loss	$(883)
Amortization of goodwill	241

Adjusted net loss	$(642)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.21)
Amortization of goodwill	$0.06

Basic and diluted net loss per share	$(0.15)

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. FAS 142 also revises the accounting for discontinued operations. The adoption of FAS 144 did not have a significant impact on our consolidated financial position, results of operations or disclosures.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under "Risk Factors" and elsewhere in this Quarterly Report.

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

        The following management's discussion and analysis of financial condition and results of operations is based upon our reorganization of business segments into geographical groups and accordingly, our discussion and analysis of financial condition and results of operations will be based on the following segments:

        Americas segment. This geographical segment includes North, Central and South America. We develop, sell and support of a suite of modular software products and design systems used by law enforcement and public safety agencies to manage criminal history records and investigate crime as well as the develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems.

        International segment. This geographical segment develops, sells and supports software and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems in all areas other than North, Central and South America.

        Digital Photography segment. The Digital Photography segment develops digital imaging software for photographic purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

	THREE MONTHS ENDED MARCH 31,
Net Product Revenues (dollars in thousands)	2002	2001	$ Change	% Change
Product revenues:
Americas	$1,840	$2,314	$(474)	-20%
Percentage of total net product revenue	61%	100%
International	$871	$—	$871	N/A
Percentage of total net product revenue	29%	0%
Digital Photography	$285	$—	$285	N/A
Percentage of total net product revenue	10%	0%

Total net product revenues	$2,996	$2,314	$682	29%

        Product revenues increased 29% from $2,314,000 for the three months ended March 31, 2001 to $2,996,000 for the corresponding period in 2002. Revenues related to identification systems and software and law enforcement products in the Americas decreased $474,000 for the three months ended March 31, 2002 as compared to the corresponding period in 2001. We believe that the decrease in both identification systems and software and law enforcement product revenues is reflective of the timing of the governmental procurement process and related sales cycle, which is not uncommon to run between a few months to over a year. We believe that the increase in terrorism during the past year has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases. We also believe that government agencies and private entities will react to the increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company's products, however, we cannot predict the timing of the shift in demand.

        International product revenues were $871,000 for the three months ended March 31, 2002. There were no such revenues in the corresponding period in 2001 as we acquired this business on March 30, 2001 through our acquisition of G & A Imaging, which commenced our international sales.

        Revenues related to our Digital Photography products were $285,000 for the three months ended March 31, 2002. There were no such revenues in corresponding period of 2001 as we acquired this business (Castleworks and E-Focus) August 10, 2001. Our backlog of product orders as of March 31, 2002 was approximately $1,619,000.

	THREE MONTHS ENDED MARCH 31,
Net Maintenance Revenues (dollars in thousands)	2002	2001	$ Change	% Change
Maintenance revenues:
Americas	$539	$446	$93	21%
Percentage of total net maintenenance revenue	80%	100%
International	$121	$—	$121	N/A
Percentage of total net maintenenance revenue	18%	0%
Digital Photography	$12	$—	$12	N/A
Percentage of total net maintenenance revenue	2%	0%

Total net maintenance revenues	$672	$446	$226	51%

        Maintenance revenues increased 51% from $446,000 for the three months ended March 31, 2001 to $672,000 for the corresponding period in 2002. This increase is due to the expansion of our installed base of both law enforcement and identification systems in the Americas and the addition of our international and Digital Photography businesses subsequent to March 30, 2001. Maintenance revenues related to our international operations and Digital Photography were $121,000 and $12,000 respectively for the three months ended March 31, 2002. There were no such revenues in the corresponding period in 2001 as we acquired these businesses through our acquisitions of G & A, Castleworks and E-Focus subsequent to March 30, 2001.

	THREE MONTHS ENDED MARCH 31,
Cost of product revenues (dollars in thousands)	2002	2001	$ Change	% Change
Cost of Product Revenues:
Americas	$687	$920	$(233)	-25%
Percentage of Americas product revenue	37%	40%
International	$474	$—	$474	N/A
Percentage of International product revenue	54%
Digital Photography	$116	$—	$116	N/A
Percentage of digital photography product revenue	41%

Total product cost of revenues	$1,277	$920	$357	39%

Percentage of total product revenues	43%	40%

        Cost of product revenues as a percentage of product revenues increased from 40% for the three month period ended March 31, 2001 to 43% of product revenues for the corresponding period in 2002. This increase is due primarily to the inclusion of international product revenues resulting from the G & A acquisition on March 30, 2001. These international product revenues typically contain a relatively higher percentage of print media consumables resulting in higher cost of sales as a percentage of product revenues. Cost of product revenues for the Americas decreased 3% as a percentage of Americas revenue from 40% for the three month period ended March 31, 2001 to 37% for the corresponding period in 2002. The dollar decrease of $233,000 or 25% reflects lower revenues of both law enforcement and identification products in the Americas segment. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

	THREE MONTHS ENDED MARCH 31,
Maintenance cost of revenues	2002	2001	$ Change	% Change
Maintenance cost of revenues:
Americas	$220	$284	$(64)	-23%
Percentage of Americas maintenance revenue	41%	64%
International	$60	$—	$60	N/A
Percentage of International maintenance revenue	50%
Digital Photography	$—	$—	$—	N/A
Percentage of digital photography maintenance revenue

Total maintenance cost of revenues	$280	$284	$(4)	-1%

Percentage of total maintenance revenues	42%	64%

        Costs of maintenance revenues decreased 1% from $284,000, or 64% of maintenance revenues, for the three months ended March 31, 2001 to $280,000, or 42% of maintenance revenues, for the corresponding period in 2002. This decrease in costs of maintenance revenues as a percentage of maintenance revenues is due primarily to a larger revenue base to absorb fixed maintenance costs. Also contributing to the reduction in cost of maintenance revenues was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs. International maintenance cost of revenues increased due to our acquisition of G &A.

	THREE MONTHS ENDED MARCH 31,
Product gross profit (dollars in thousands)	2002	2001	$ Change	% Change
Americas	$1,153	$1,394	$(241)	-17%
Percentage of Americas product revenue	63%	60%
International	$397	$—	$397	N/A
Percentage of International product revenue	46%
Digital Photography	$169	$—	$169	N/A
Percentage of digital photography product revenue	59%

Total product gross profit	$1,719	$1,394	$325	23%

Percentage of total product revenues	57%	60%

        Total product gross margins as a percentage of product revenues decreased from 60% for the three month period ended March 31, 2001 to 57% of product revenues for the corresponding period in 2002. The overall decrease is primarily due to the inclusion of international product gross profit of $397,000, a major portion of which is derived from the sale of print media consumables. These print media consumable sales typically carries a lower gross margin than software only sales.

        Americas gross profit as a percentage of Americas product revenue increased from 60% for the three months ended September 30, 2000 to 63% for the corresponding period of 2001. This increase is due both to a reduction in fixed personnel costs and higher software only sales as a result of our acquisition of G & A. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content included in systems installed during a given period.

        Gross margins for the International and Digital Photography product segments were $397,000 and $169,000 for the three months ended March 31, 2002, respectively. There were no such gross margins for the corresponding period in 2001 due to our acquisition of these businesses on March 30, 2001 (G & A) and August 10, 2001 (Castleworks and E-Focus).

	THREE MONTHS ENDED MARCH 31,
Maintenance gross profit (dollars in thousands)	2002	2001	$ Change	% Change
Maintenance gross profit
Americas	$319	$162	$157	97%
Percentage of Americas maintenance revenue	59%	36%
International	$61	$—	$61	N/A
Percentage of International maintenance revenue	50%
Digital Photography	$12	$—	$12	N/A
Percentage of digital photography maintenance revenue	100%

Total maintenance gross profit	$392	$162	$230	142%

Percentage of total maintenance revenues	58%	36%

        Gross margins related to maintenance revenues increased $230,000 from $162,000, or 36% of maintenance revenues for the three months ended March 31, 2001 to $392,000, or 58% of maintenance revenues for the corresponding period in 2002. This increase is due primarily to increased revenues resulting from our expanding installed base to absorb fixed costs. Also contributing to this increase was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs.

        The increase of $61,000 and $12,000 in maintenance gross profit for our International and Digital Photography segments for the three months ended March 31, 2002 reflect our acquisition of these businesses on March 30, 2001 (G & A) and August 10, 2001 (Digital Photography).

	THREE MONTHS ENDED MARCH 31,
Operating expenses (dollars in thousands)	2002	2001	$ Change	% Change
General & administrative	$1,741	$1,216	$525	43%
Percentage of total net revenue	47%	44%
Sales and marketing	$1,141	$561	$580	103%
Percentage of total net revenue	31%	20%
Research & development	$516	$458	$58	13%
Percentage of total net revenue	14%	17%
Depreciation and amortization	$218	$273	$(55)	-20%
Percentage of total net revenue	6%	10%

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses, as a percentage of total net revenues, increased from 44% for the three months ended March 31, 2001 to 47% for the corresponding period in 2002. The dollar increase of $525,000 or 43%, from $1,216,000 for the three months ended March 31, 2001 to $1,741,000 for the corresponding period in 2002 is due primarily to the inclusion of the acquired infrastructure of G & A, Castleworks and E-Focus West. We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

        SALES AND MARKETING.    Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total net revenues, increased from 20% for the three months ended March 31, 2001 to 31% for the corresponding period in 2002. This dollar increase of $580,000, or 103%, is due primarily to the acquired sales and marketing force of G & A, Castleworks and E-Focus.

        RESEARCH AND DEVELOPMENT.    Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses, as a percentage of total net revenues, decreased from 17% for the three months ended March 31, 2001 to 14% for the corresponding period in 2002. The dollar increase in research and development expenses of $58,000, from $458,000 for the three months ended March 31, 2001 to $516,000 for the corresponding period in 2002, is due to additional development of products acquired through acquisitions. This increase in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization decreased $55,000 from $273,000 for the three months ended March 31, 2001 to $218,000 for the corresponding period in 2002. This decrease is due primarily from our adoption of the provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. For the three months ended March 31, 2001, we recorded amortization expense of approximately $241,000 related to goodwill that is no longer being amortized in fiscal year 2002 under the provisions of SFAS 142.

        INTEREST EXPENSE, NET.    For the three months ended March 31, 2002, we recognized interest income of $8,000 and interest expense of $12,000. For the three months ended March 31, 2001, we recognized interest income of $84,000 and interest expense of $15,000. Interest income in the three months ended March 31, 2002 decreased due to lower cash and cash equivalents held in interest bearing accounts, resulting from the use of cash to fund our net loss and acquisitions of G & A and Castleworks and E-Focus West.

  LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have funded operations primarily from proceeds from the sale of stock and borrowings from individuals and financial institutions. On March 31, 2000, we completed an IPO of 1,875,000 units, (units consist of one share of common stock and a warrant to purchase one share of common stock) at $8.00 per unit. Net proceeds aggregated approximately $13.5 million. The IPO proceeds were received on April 5, 2000. On May 2, 2000 we received approximately $2.0 million in additional net proceeds from the exercise of the over allotment option by the underwriter to sell an additional 281,250 units. During the twelve month period ended December 31, 2000, we received proceeds of $1.7 million from the exercise of 176,673 warrants and 1,896 options. During the 12 months ended December 31, 2001, we received proceeds of $106,000 from the exercise of stock options.

        As of March 31, 2002, we had total current assets of $4,992,000 and total current liabilities of $5,580,000, or negative working capital of $588,000. At March 31, 2002, we had available cash of $229,000 and $60,000 in restricted cash securing our San Diego, California facility lease.

        Net cash used in operating activities was $6,000 for the three month period ended March 31, 2002 as compared to $1,300,000 for the corresponding period in 2001. We used cash to fund net losses of $1,489,000 for the three months ended March 31, 2002 and $883,000 for the corresponding period in 2001. For the three months ended March 31, 2002, we generated cash of $1,737,000 through reductions in current assets and used cash of $472,000 to reduce current liabilities (excluding debt) offset by $218,000 from non cash expenses (depreciation and amortization). In 2001, we used cash of $92,000 to fund increases in current assets and intangible assets, $618,000 from decreases in current liabilities and deferred revenues (excluding debt) offset by $293,000 from non-cash expenses (depreciation and amortization).

        Net cash used by investing activities was $133,000 for the three months ended March 31, 2002 as compared to $2,679,000 for the corresponding period in 2001. For the three months ended March 31, 2002, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $88,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the three months ended March 31, 2002, we also used cash of approximately $45,000 to repay advances from related stockholders. For the three months ended March 31, 2001, we used cash of $67,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $14,000 to repay advances from related stockholders and used cash of $2,598,000 to fund our acquisition of G & A Imaging.

        Net cash used by financing activities was $5,000 for the three month period ended March 31, 2002 and $0 for the corresponding period in 2001. We used cash of $5,000 for the repayment of various capital lease obligations.

        We conduct operations in leased facilities under operating leases expiring at various dates through 2006. Additionally, we have acquired certain equipment under capital leases which expire at various dates through 2006. In conjunction with our San Diego, California leased facility, we are contingently liable under an irrevocable letter of credit in the amount of $60,000. The letter of credit expires July 31, 2003 and will reduce to $30,000 on August 1, 2002 provided there are no drawings against the outstanding balance. We also have various short-term notes payable and capital lease obligations due at various times during 2002.

        The report of the Company's independent accountants included with our most recent Annual Report filed on Form 10-KSB on April 1, 2002 includes an explanatory paragraph as to the uncertainty that the Company will continue as a going concern. The Company is seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months, assuming the successful implementation of our business plan. Our business plan includes, among other things, significant increases in revenues in future periods, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures. If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute significant cost reduction plans. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company. In addition, our ability to raise additional capital may be dependent upon the Company's Common Stock being quoted on the American Stock Exchange. There can be no assurance that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

RISK FACTORS

We currently have limited cash resources and need additional funding to finance our working capital requirements during the next twelve months.

        We currently require financing to fund our anticipated working capital requirement during the next twelve months. We anticipate that our existing resources will not be sufficient to enable us to maintain our current and planned operations for the next twelve months, and the report of our independent accountants included with our annual report on Form 10-KSB for the year ended December 31, 2001 includes an explanatory paragraph as to the uncertainty regarding our ability to continue as a going concern. We are seeking additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity or convertible debt securities to raise additional funds, our existing shareholders may incur substantial dilution and any shares so issued may have rights preferences and privileges superior to the rights, preferences and privileges of our outstanding Common Stock. Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. In addition, our ability to raise additional capital may be dependent upon the Company's Common Stock being listed on the American Stock Exchange. We cannot guarantee that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

We have a history of significant recurring losses totaling approximately $32.0 million, and we expect to incur losses in the future.

        As of March 31, 2002, we had an accumulated deficit of $32.0 million, and we expect to incur losses in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Our operating cash flow is dependent upon cash collections of accounts receivable and we may fail to timely collect such receivables resulting in insufficient funds.

        A substantial portion of our operating cash flow is dependent upon timely collections of accounts receivable. If we fail to collect accounts receivable on a consistent basis, we may experience insufficient funds which may affect our ability to effectively implement our business plan causing our business to significantly harmed. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.

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

We have been served with a lawsuit that may result in monetary damages and the discontinuation or interruption of the sales of some of our products.

        We are currently a named defendant in a lawsuit brought by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. in which we, along with 213 other defendants, are named. This lawsuit alleges, among other things, that certain of our products infringe one or more claims of a patent for color reproduction systems. We cannot guarantee that we will be successful in defending this lawsuit, and, if our defense is unsuccessful, we may be required to pay license fees or substantial damages, including punitive, statutory or other damages. We also may be required by the court to cease the sale of infringing products. Furthermore, our insurance coverage and other capital resources may be inadequate to cover the costs of the lawsuit or any possible settlements or licenses. If successful, this lawsuit could harm our business by forcing us to cease the sale of certain products or require us to pay monetary damages. Even if unsuccessful, these claims still can harm our business by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management's attention away from our primary business activities in general.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On April 25, 2002, The Massachusetts Institute of Technology and Electronics for Imaging, Inc. filed a lawsuit against several defendants, including the Company. The suit was filed in the United Stated District Court, Eastern District of Texas (Case No. 501CV344). The suit alleges, among other things, that the defendants have made, used, offered to sell and/or sold certain products that alone or in combination infringe one or more claims of the United States Patent No. 4,500,919 for a Color Reproduction System.

  We have recently commenced an investigation of this claim and currently are unable to express any conclusions with regard to the merits of this claim. However, we cannot guarantee that we will be successful in defending this lawsuit, and, if we are unsuccessful in our defense, we may be required to pay license fees or substantial damages, including statutory, punitive or other damages. We also may be required by the court to cease the sale of infringing products.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

10.1
Amendment, dated February 28, 2002, to the Employment Agreement between Registrant and Paul J. Devermann dated July 20, 1997, as amended on March 1, 1999.

(b)
Reports on Form 8-K

  During the three months ended March 31, 2002, there were no reports filed on Form 8-K.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.
Date: May 15, 2002	By:	/s/ WAYNE WETHERELL Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant's Principal Financial and Accounting Officer)

QuickLinks

IMAGEWARE SYSTEMS, INC. INDEX
PART I FINANCIAL INFORMATION
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEET (IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
ImageWare Systems, Inc. Condensed Consolidated Statements of Cash Flows (IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RISK FACTORS
OTHER INFORMATION
SIGNATURES