Form 10QSB
period 2002-06-30
IMAGEWARE SYSTEMS INC
filed 2002-08-14
CIK 941685

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 6, 2002, the number of outstanding shares of the Registrant's common stock, par value $.01, was 5,485,612.

        Transitional Small Business Disclosure Format (check one) Yes ☐    No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash	$914	$388
Restricted cash and cash equivalents	60	60
Accounts receivable, net	2,988	4,476
Inventory	1,099	950
Other current assets	992	991

Total Current Assets	6,053	6,865
Property and equipment, net	1,137	1,189
Other assets	480	264
Intangible assets, net of accumulated amortization	1,799	2,478
Goodwill	5,296	4,838

Total Assets	$14,765	$15,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,190	$2,919
Deferred revenue	894	993
Accrued expenses	1,693	1,586
Accrued expenses—related parties	47	47
Accrued interest	72	42
Notes & advances payable to bank and 3rd parties	545	141
Notes payable to related parties	290	380

Total Current Liabilities	5,731	6,108
Convertible note payable, net of discount	984	—

Total Liabilities	6,715	6,108
Shareholders' equity (deficit):
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued,and 294,400 shares outstanding, liquidation preference $736,000	3	3
Common stock, $.01 par value, 50,000,000 shares authorized, 5,483,439 and 5,481,311 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	54	54
Additional paid in capital	41,271	40,197
Unearned stock-based compensation	—	—
Treasury stock, at cost—6,704 shares	(64)	(64)
Shareholder note receivable	(150)	(150)
Accumulated other comprehensive income (loss)	44	(36)
Accumulated deficit	(33,108)	(30,478)

Total shareholders' equity	8,050	9,526

Total Liabilities and Shareholders' Equity	$14,765	$15,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product	$3,663	$2,948	$6,659	$5,262
Maintenance	673	591	1,345	1,038

	4,336	3,539	8,004	6,300
Cost of revenues:
Product	1,622	1,259	2,924	2,229
Maintenance	263	307	543	591

Gross profit	2,451	1,973	4,537	3,480

Operating expenses:
General & administrative	1,675	1,738	3,391	2,904
Sales and marketing	1,059	1,044	2,201	1,606
Research & development	510	590	1,025	1,048
Depreciation and amortization	197	642	415	915

	3,441	4,014	7,032	6,473

Loss from operations	(990)	(2,041)	(2,495)	(2,993)
Interest (income) expense, net	108	(2)	112	(71)
Other (income) expense, net	43	(6)	23	(6)

Loss before income taxes	(1,141)	(2,033)	(2,630)	(2,916)
Income tax benefit	—	(40)	—	(40)

Net loss	$(1,141)	$(1,993)	$(2,630)	$(2,876)

Basic and diluted (loss) per common share—see note 2	$(0.21)	$(0.42)	$(0.49)	$(0.65)
Weighted-average shares (basic and diluted)	5,483,275	4,855,662	5,482,299	4,532,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$(2,630)	$(2,876)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	415	902
Amortization of debt discount and debt issuance costs	72	—
Stock-based compensation	—	35
Deferred revenue	(100)	103
Change in assets and liabilities
Restricted cash and cash equivalents	—	(529)
Accounts receivable, net	1,555	313
Inventory	(148)	113
Other current assets	39	144
Accounts payable	(729)	(533)
Accrued expenses	108	(268)
Accrued interest	30	(157)

Total adjustments	1,242	123

Net cash used by operating activities	(1,388)	(2,753)

Cash flows from investing activities
Purchase of property and equipment	(209)	(122)
Acquisition of business, net of cash acquired	—	(2,924)
Payment on advances from related parties	(90)	(14)

Net cash used by investing activities	(299)	(3,060)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	2,000	—
Repayment of notes payable	(10)	(310)
Proceeds from bank line of credit	415	—
Debt issuance costs	(272)	—

Net cash provided by (used in) financing activities	2,133	(310)

Effect of exchange rate changes on cash	80	(68)
Net increase (decrease) in cash	526	(6,191)
Cash at beginning of period	388	6,900

Cash at end of period	$914	$709

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net (loss)	$(1,141)	$(1,993)	$(2,630)	$(2,876)
Other comprehensive income (loss):
Foreign currency translation adjustment	95	(68)	80	(68)

Comprehensive loss	$(1,046)	$2,061	$(2,550)	$(2,944)

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

  Liquidity and Capital Resources

        The condensed consolidated financial statements included in this report have been prepared assuming that the Company will be successful in obtaining the additional capital it needs to fund operations and implement its business plan. The Company used approximately $2,186,000 in operations during the year ended December 31, 2001 and $1,388,000 in operations during the six months ended June 30, 2002, has suffered recurring losses from operations and has an accumulated deficit of approximately $33,108,000 at June 30, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        The accompanying condensed consolidated unaudited financial statements of ImageWare Systems, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Annual Report on Form 10-KSB, filed with the SEC on April 1, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of June 30, 2002, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

        Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.    NET LOSS PER COMMON SHARE

        Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options, convertible notes payable and warrants, calculated using the treasury stock method. During the periods ended June 30, 2002 and 2001, the Company has excluded all convertible preferred stock, outstanding stock options, convertible notes payable and warrants from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company's net loss.

        The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2002 and 2001 (amounts in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator
Net loss	$(1,141)	$(1,993)	$(2,630)	$(2,876)
Less Series B preferred dividends	(16)	(18)	(33)	(37)

Net loss available to common shareholders	$(1,157)	$(2,011)	$(2,663)	$(2,913)

Denominator
Weighted-average shares outstanding	5,483,275	4,855,662	5,482,299	4,532,347
Basic and diluted loss per share	$(0.21)	$(0.42)	$(0.49)	$(0.65)

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

        On August 10, 2001, the Company completed its acquisition of Castleworks LLC, a Nevada limited liability company ("Castleworks"), and E-Focus West LLC, a Nevada limited liability company ("E-Focus"), from Castle Holdings LLC, a Nevada limited liability company ("Castle Holdings") for a total purchase price of $234,000 in cash ($100,000 to selling shareholders and $134,000 in direct transaction costs) and the issuance of 600,000 shares of the Company's common stock valued at approximately $1,808,000 based on the fair value of the Company's common stock a few days before and after the agreement of terms and announcement. As a result of this transaction, Castleworks and E-Focus became wholly owned subsidiaries of ImageWare. The acquisition was accounted for using the purchase method of accounting and, accordingly, Castleworks and E-Focus West's results of operations have been included in the consolidated financial statements since the date of acquisition. Castleworks and E-Focus develop digital imaging software which enables professional photographers to quickly and easily take photos and create a database of information that can be sent to photography laboratories for processing.

        The following table presents the allocation of the acquisition cost for the G&A and Castleworks and E-Focus acquisitions, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

	G & A Imaging	Castleworks & E-Focus West
Cash	$—	$25,000
Accounts receivable	778,000	224,000
Inventories	789,000	189,000
Other current assets	1,075,000	21,000
Property, plant and equipment, net	325,000	248,000
Other intangibles	2,500,000	395,000
Goodwill	3,654,000	1,245,000

Total assets	9,121,000	2,347,000

Amounts payable to banks and long-term debt due within one year	(789,000)	—
Other current liabilites	(1,581,000)	(304,000)
Long-term obligations, net of current portion	(71,000)	—

Total liabilites	(2,441,000)	(304,000)

Total acquisition cost	$6,680,000	$2,043,000

        Management used third-party appraisals using fair value methodologies to allocate the purchase price.

        The following disclosure presents certain information on the Company's acquired intangible assets as of June 30, 2002 and December 31, 2001. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		($ in thousands)
At June 30, 2002
Amortized acquired intangible assets:
Technology	5 years	$1,160	$(318)	$842
Trademarks and tradenames	14.5 years	630	(57)	573
Customer relationship	5 years	200	(50)	150
Non-compete Agreements	3 years	125	(41)	84
Patents	4 years	60	(14)	46

		$2,175	$(480)	$1,695

At December 31, 2001
Amortized acquired intangible assets:
Technology	5 years	$1,160	$(292)	$868
Trademarks and tradenames	14.5 years	630	(33)	597
Customer relationship	5 years	200	(30)	170
Non-compete Agreements	3 years	125	(19)	106
Patents	4 years	60	(6)	54
Acquired Workforce	3 years	700	(175)	525

		$2,875	$(555)	$2,320

        As a result of adopting FAS 142 on January 1, 2002, "Acquired Workforce" with a net book value of $525,000 was reclassified to goodwill.

        Amortization expense for the six months ended June 30, 2002 was $100,000.

        The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fical Year Ended December 31,	Estimated Amortization Expense
2002	385,000
2003	383,000
2004	354,000
2005	253,000
2006	50,000

        The following (unaudited) pro forma consolidated results of operations for the six months ended June 30, 2002 and 2001 have been prepared as if the acquisition of G & A, Castleworks and E-Focus had occurred at January 1, 2001:

	Six Months Ended June 30,
	2002	2001
Sales	$8,004,000	$7,850,000
Net income (loss)	(2,630,000)	(3,124,000)
Net income (loss) per share—basic	(0.49)	(0.57)

        The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 4.    INVENTORY

        Inventories at June 30, 2002 and December 31, 2001 were comprised of finished goods of $1,099,000 and $950,000, respectively.

NOTE 5.    SEGMENT INFORMATION

        Prior to its acquisition of G & A, the Company operated in one business segment. During 2002, the Company has reorganized its reportable segments into geographical groups: Americas, International and Digital Photography. In the Company's Americas segment, the Company develops, sells and supports a suite of modular software products and designs systems used by law enforcement and public safety agencies to manage criminal history records and investigate crime as well as develops, sells and supports software and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. The Americas segment includes North, Central and South America. The Company's International segment includes all geographic areas other than North, Central and South America. The Company's International segment develops, sells and supports software and designs systems utilizing digital imaging in the production of photo identification cards, documents and identification badging systems. The Digital Photography segment develops digital imaging software which enables professional photographers to quickly and easily take photos and create a database of information that can be sent to photography laboratories for processing.

        The tables below summarizes information about reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net Revenue:
Americas	$3,006	$2,510	$5,385	$5,272
International	1,206	1,029	2,198	1,028
Digital Photography	124	—	421	—

Total consolidated net sales	$4,336	$3,539	$8,004	$6,300
Total Operating expenses per above
Operating loss:
Americas	$(248)	$(1,660)	$(831)	$(2,612)
International	(341)	(381)	(949)	(381)
Digital Photography	(401)	—	(715)	—
Other unallocated amounts:
Interest expense (income)	108	(2)	112	(71)
Other expense (income)	43	(6)	23	(6)

Income (loss) before taxes	$(1,141)	$(2,033)	$(2,630)	$(2,916)

	June 30, 2002	December 31, 2001
	(in thousands)
Total Assets by Segment:
Americas	$7,290	$8,393
International	4,667	4,701
Digital Photography	1,834	1,949

Total assets for reportable segments	13,791	15,043
Corporate	974	591

Total consolidated assets	$14,765	$15,634

        As of June 30, 2002, the Company has total assets in foreign locations as follows: $4,283,000 in Germany, $405,000 in Canada and 384,000 in Singapore. As of December 31, 2001, the Company had total assets in foreign locations as follows: $4,419,000 in Germany, $524,000 in Canada and $282,000 in Singapore.

NOTE 6.    NOTES PAYABLE AND LINE OF CREDIT

        In May 2002, the Company issued a senior secured convertible promissory note for $2,000,000 at an interest rate of 12.5%, due May 22, 2004. The note is convertible into common shares of the Company at $4.31 per share. In conjunction with the note, the Company issued a warrant to purchase 150,000 shares of common stock at $4.74 per share. The Company has recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $537,000.

        The convertible note also contained a beneficial conversion feature, which resulted in additional debt discount of $537,000. The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company is accreting the beneficial conversion feature as interest expense over the life of the note. For the six months ended June 30, 2002, the Company recorded $58,000 as interest expense from the amortization of the discount related to the fair value of the warrants and from the accretion of the beneficial conversion feature.

        The Company also granted the holder of the note an option to acquire an additional senior secured convertible promissory note with an aggregate principal amount of up to $3,000,000, together with an additional warrant to acquire a proportionate number of shares of the common stock of the Company based upon the actual amount of money invested in the additional note. The terms of the additional note and additional warrant would be substantially identical to the inital note and warrant.

        A foreign subsidiary of the Company has a line of credit with a commercial bank. As of June 30, 2002, the Company had utilized $415,000 of this facility. Borrowings under this line of credit bear interest at 8.4% per annum and are collateralized by the subsidiary's accounts receivable.

NOTE 7.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001.

        As required by FAS 142, the Company has completed the process of assessing whether goodwill within its three primary reporting units was impaired at the date of adoption of this pronouncement, using a two-step transitional impairment test process. The first step is our identification of potential impairment measured as of January 1, 2002. Completion of this assessment indicated that there was no goodwill impairment as of this date of adoption. The Company will perform its annual impairment test in the fourth quarter of each fiscal year, upon completion and approval of the Company's financial operating plan.

        For comparative purposes, the following table summarizes net loss and net loss per share information for the three and six months ended June 30, 2002 and 2001 on a pro forma basis, adjusted to exclude amortization of goodwill:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(1,141)	$(1,993)	$(2,630)	$(2,876)
Add back: Goodwill amortization	—	448	—	690

Adjusted net loss	$(1,141)	$(1,545)	$(2,630)	$(2,186)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.21)	$(0.42)	$(0.49)	$(0.65)
Amortization of goodwill	$—	$0.09	$—	$0.15

Basic and diluted net loss per share	$(0.21)	$(0.33)	$(0.49)	$(0.50)

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. FAS 144 also revises the accounting for discontinued operations. The adoption of FAS 144 did not have a significant impact on our consolidated financial position, results of operations or disclosures.

        In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, are met. SFAS 145 provisions regarding early extinguishment of debt will be effective for the Company September 1, 2002, the beginning of fiscal year 2003. The Company is currently assessing the impact of SFAS 145 on its financial statements.

        In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. It is not anticipated that the impact of this statement will have a material effect on the Company's consolidated financial statements.

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

        Digital Photography segment.    The Digital Photography segment develops digital imaging software which enables professional photographers to quickly and easily take photos and create a database of information that can be sent to photography laboratories for processing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001.

Net Product Revenues

	Three Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Product revenues:
Americas	$2,454	$2,101	$353	17%
Percentage of total net product revenue	67%	71%
International	$1,096	$847	$249	29%
Percentage of total net product revenue	30%	29%
Digital Photography	$113	$—	$113	N/A
Percentage of total net product revenue	3%	0%

Total net product revenues	$3,663	$2,948	$715	24%

        Product revenues increased 24% from $2,948,000 for the three months ended June 30, 2001 to $3,663,000 for the corresponding period in 2002. Revenues related to identification systems and software and law enforcement products in the Americas increased $353,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001. We believe that the increase in both identification systems and software and law enforcement product revenues is reflective of the timing of the governmental procurement process and related sales cycle, which is not uncommon to run between a few months to over a year. We believe that the increase in terrorism during the past year has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases. We also believe that government agencies and private entities will react to the increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company's products, however, we cannot predict the timing of the shift in demand.

        International product revenues increased 29% from $847,000 for the three months ended June 30, 2001 to $1,096,000 for the corresponding period in 2002 due primarily to higher demand for identification system hardware and identification consumables.

        Revenues related to our Digital Photography products were $113,000 for the three months ended June 30, 2002. There were no such revenues in the corresponding period of 2001 as we acquired this business (Castleworks and E-Focus) August 10, 2001.

        Our backlog of product orders as of June 30, 2002 was approximately $1,164,000.

Net Maintenance Revenues

	Three Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Maintenance revenues:
Americas	$553	$410	$143	35%
Percentage of total net maintenenance revenue	82%	69%
International	$110	$181	$(71)	-39%
Percentage of total net maintenenance revenue	16%	31%
Digital Photography	$10	$—	$10	N/A
Percentage of total net maintenenance revenue	2%	0%

Total net maintenance revenues	$673	$591	$82	14%

        Maintenance revenues increased 14% from $591,000 for the three months ended June 30, 2001 to $673,000 for the corresponding period in 2002. This increase is due to the expansion of our installed base of both law enforcement and identification systems in the Americas. International maintenance decreased 39% or $71,000 for the three months ended June 30, 2001 from $181,000 to $110,000 for the corresponding period in 2002. Maintenance revenues related to Digital Photography were $10,000 for the three months ended June 30, 2002. There were no such revenues in the corresponding period in 2001 as we acquired this business through our acquisitions of Castleworks and E-Focus subsequent to June 30, 2001.

Cost of product revenues

	Three Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Cost of Product Revenues:
Americas	$916	$729	$187	26%
Percentage of Americas product revenue	37%	35%
International	$654	$530	$124	23%
Percentage of International product revenue	60%	63%
Digital Photography	$52	$—	$52	N/A
Percentage of digital photography product revenue	46%

Total product cost of revenues	$1,622	$1,259	$363	29%

Percentage of total product revenues	44%	43%

        Cost of product revenues as a percentage of product revenues increased from 43% for the three month period ended June 30, 2001 to 44% of product revenues for the corresponding period in 2002. This increase is due primarily to higher print media consumables revenues in the Americas and higher international product revenues. International product revenues typically contain a relatively higher percentage of print media consumables resulting in higher cost of sales as a percentage of product revenues. Cost of product revenues for the Americas increased 2%, from 35% for the three months ended June 30, 2001 to 37% for the corresponding period in 2002. This increase is due primarily to the mix of product revenues. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of Maintenance revenues

	Three Months Ended June 30,
				% Change
	2002	2001	$ Change
Cost of Maintenance revenues:
Americas	$232	$245	$(13)	-5%
Percentage of Americas maintenance revenue	42%	60%
International	$31	$62	$(31)	-50%
Percentage of International maintenance revenue	28%	34%
Digital Photography	$—	$—	$—	N/A
Percentage of digital photography maintenance revenue

Total maintenance cost of revenues	$263	$307	$(44)	-14%

Percentage of total maintenance revenues	39%	52%

        Costs of maintenance revenues decreased 14% from $307,000, or 52% of maintenance revenues, for the three months ended June 30, 2001 to $263,000, or 39% of maintenance revenues, for the corresponding period in 2002. This decrease in costs of maintenance revenues as a percentage of maintenance revenues is due primarily to a larger revenue base to absorb fixed maintenance costs. Also contributing to the reduction in cost of maintenance revenues was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs. International maintenance cost of revenues decreased due to lower maintenance and service cost revenues in our international operations.

Product gross profit

	Three Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Product gross profit:
Americas	$1,538	$1,372	$166	12%
Percentage of Americas product revenue	63%	65%
International	$442	$317	$125	39%
Percentage of International product revenue	40%	37%
Digital Photography	$61	$—	$61	N/A
Percentage of digital photography product revenue	54%

Total product gross profit	$2,041	$1,689	$352	21%

Percentage of total product revenues	56%	57%

        Total product gross margins as a percentage of product revenues decreased from 57% for the three month period ended June 30, 2001 to 56% of product revenues for the corresponding period in 2002. The overall decrease is primarily due to higher revenues from the sales of hardware and print media consumables in both the Americas and International segments. These hardware and print media consumable sales typically carry lower gross margins than software only sales.

        Americas gross profit as a percentage of Americas product revenue decreased from 65% for the three months ended June 30, 2001 to 63% for the corresponding period of 2002. This decrease is due primarily to product mix. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

        Gross margins for the Digital Photography product segment were $61,000 for the three months ended June 30, 2002. There were no such gross margins for the corresponding period in 2001 due to our acquisition of this business on August 10, 2001.

Maintenance gross profit

	Three Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Maintenance gross profit
Americas	$321	$165	$156	95%
Percentage of Americas maintenance revenue	58%	40%
International	$79	$119	$(40)	-34%
Percentage of International maintenance revenue	72%	66%
Digital Photography	$10	$—	$10	N/A
Percentage of digital photography maintenance revenue	100%

Total maintenance gross profit	$410	$284	$126	44%

Percentage of total maintenance revenues	61%	48%

        Gross margins related to maintenance revenues increased $126,000 from $284,000, or 48% of maintenance revenues for the three months ended June 30, 2001 to $410,000, or 61% of maintenance revenues for the corresponding period in 2002. This increase is due primarily to increased revenues resulting from our expanding installed base. Also contributing to this increase was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs.

        International maintenance gross margins decreased 34% or $40,000 from $119,000 for the three months ended June 30, 2001 to $79,000 for the corresponding period in 2002. This decrease was due to lower maintenance and service revenues.

        The increase of $10,000 in maintenance gross profit for our Digital Photography segment for the three months ended June 30, 2002 reflects our acquisition of this business on August 10, 2001.

Operating expenses

	Three Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
General & administrative	$1,675	$1,738	$(63)	-4%
Percentage of total net revenue	39%	49%
Sales and marketing	$1,059	$1,044	$15	1%
Percentage of total net revenue	24%	29%
Research & development	$510	$590	$(80)	-14%
Percentage of total net revenue	12%	17%
Depreciation and amortization	$197	$642	$(445)	-69%
Percentage of total net revenue	5%	18%

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses, as a percentage of total net revenues, decreased from 49% for the three months ended June 30, 2001 to 39% for the corresponding period in 2002. Such expenses decreased $63,000 from $1,738,000 for the three months ended June 30, 2001 to $1,675,000 for the corresponding period in 2002 despite the inclusion of approximately $275,000 in general and administrative costs from the acquired infrastructure of our digital photography segment in 2002. There are no such costs in 2001 due to our acquisition of this business (Castleworks and E-Focus West) subsequent to June 30, 2001. We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

        SALES AND MARKETING.    Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total net revenues, decreased from 29% for the three months ended June 30, 2001 to 24% for the corresponding period in 2002.

        RESEARCH AND DEVELOPMENT.    Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses, as a percentage of total net revenues, decreased from 17% for the three months ended June 30, 2001 to 12% for the corresponding period in 2002. This level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization decreased $445,000 from $642,000 for the three months ended June 30, 2001 to $197,000 for the corresponding period in 2002. This decrease is due primarily from our adoption of the provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. For the three months ended June 30, 2001, we recorded amortization expense of approximately $448,000 related to goodwill that is no longer being amortized in fiscal year 2002 under the provisions of SFAS 142.

        INTEREST EXPENSE, NET.    For the three months ended June 30, 2002, we recognized interest income of $10,000 and interest expense of $118,000. For the three months ended June 30, 2001, we recognized interest income of $25,000 and interest expense of $23,000. Interest income in the three months ended June 30, 2002 decreased due to lower cash and cash equivalents held in interest bearing accounts, resulting from the use of cash to fund our net loss and acquisitions of G & A and Castleworks and E-Focus West. Interest expense in the three months ended June 30, 2002 increased due to our issuance of senior secured convertible promissory notes payable and short-term borrowings under a bank line of credit.

        We recorded the convertible note net of a discount equal to the fair value allocated to the warrants issued of approximately $537,000. The convertible note also contained a beneficial conversion feature, which resulted in additional debt discount of $537,000. For the three months ended June 30, 2002, we recorded $58,000 as interest expense from the amortization of the discount related to the fair value of the warrants and from the accretion of the beneficial conversion feature.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

Net Product Revenues

	Six Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Product Revenues:
Americas	$4,293	$4,415	$(122)	-3%
Percentage of total net product revenue	64%	84%
International	$1,967	$847	$1,120	132%
Percentage of total net product revenue	30%	16%
Digital Photography	$399	$—	$399	N/A
Percentage of total net product revenue	6%	0%

Total net product revenues	$6,659	$5,262	$1,397	27%

        Product revenues increased 27% from $5,262,000 for the six months ended June 30, 2001 to $6,659,000 for the corresponding period in 2002. Revenues related to identification systems and software and law enforcement products in the Americas decreased $122,000 for the six months ended June 30, 2002 as compared to the corresponding period in 2001. We believe that the decrease in both identification systems and software and law enforcement product revenues is reflective of the timing of the governmental procurement process and related sales cycle, which is not uncommon to run between a few months to over a year. We believe that the increase in terrorism during the past year has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve analyze and share information from their respective criminal databases. We also believe that government agencies and private entities will react to the increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company's products; however, we cannot predict the timing of the shift in demand.

        International product revenues increased 132% from $847,000 for the six months ended June 30, 2001 to $1,967,000 for the corresponding period in 2002. This increase is due to our acquisition of G & A on March 31, 2001 and the inclusion of G & A's revenues for only three months during 2001. International product revenues were $871,000 for the three months ended March 31, 2002.

        Revenues related to our Digital Photography products were $399,000 for the six months ended June 30, 2002. There were no such revenues in corresponding period of 2001 as we acquired this business (Castleworks and E-Focus) August 10, 2001.

Net Maintenance Revenues

	Six Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Maintenance revenues:
Americas	$1,092	$857	$235	27%
Percentage of total net maintenenance revenue	81%	83%
International	$231	$181	$50	28%
Percentage of total net maintenenance revenue	17%	17%
Digital Photography	$22	$—	$22	N/A
Percentage of total net maintenenance revenue	2%	0%

Total net maintenance revenues	$1,345	$1,038	$307	30%

        Maintenance revenues increased 30% from $1,038,000 for the six months ended June 30, 2001 to $1,345,000 for the corresponding period in 2002. This increase is due to the expansion of our installed base of both law enforcement and identification systems in the Americas and the addition of our International and Digital Photography businesses subsequent to March 30, 2001. Maintenance revenues related to our International operations and Digital Photography were $231,000 and $22,000, respectively, for the six months ended June 30, 2002 as compared to $181,000 and $0 for the corresponding period in 2001. There were no such revenues in the corresponding period in 2001 as we acquired these businesses through our acquisitions of G & A, Castleworks and E-Focus subsequent to March 30, 2001.

Cost of product revenues

	Six Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Cost of Product Revenues:
Americas	$1,658	$1,699	$(41)	-2%
Percentage of Americas product revenue	39%	38%
International	$1,098	$530	$568	107%
Percentage of International product revenue	56%	63%
Digital Photography	$168	$—	$168	N/A
Percentage of digital photography product revenue	42%	N/A

Total product cost of revenues	$2,924	$2,229	$695	31%

Percentage of total product revenues	44%	42%

        Cost of product revenues as a percentage of product revenues increased from 42% for the six month period ended June 30, 2001 to 44% of product revenues for the corresponding period in 2002. This increase is due primarily to the inclusion of international product revenues resulting from the G & A acquisition on March 30, 2001. These international product revenues typically contain a relatively higher percentage of print media consumables resulting in higher cost of sales as a percentage of product revenues. Cost of product revenues for the Americas increased 1% as a percentage of Americas revenue from 38% for the six month period ended June 30, 2001 to 39% for the corresponding period in 2002 due primarily to product mix. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

        Cost of international product revenues increased $568,000 from $530,000 for the six months ended June 30, 2001 to $1,098,000 for the comparable period in 2002. This dollar increase is due to the acquisition of G & A on March 31, 2001. Cost of international product revenues as a percentage of international product revenues decreased from 63% for the six month period ended June 30, 2001 to 56% for the corresponding period in 2002. This percentage decrease is due primarily to product mix. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Maintenance cost of revenues

	Six Months Ended June 30,
				% Change
	2002	2001	$ Change
Maintenance cost of revenues:
Americas	$452	$529	$(77)	-15%
Percentage of Americas maintenance revenue	41%	62%
International	$91	$62	$29	47%
Percentage of International maintenance revenue	39%	34%
Digital Photography	$—	$—	$—	N/A
Percentage of digital photography maintenance revenue

Total maintenance cost of revenues	$543	$591	$(48)	-8%

Percentage of total maintenance revenues	40%	57%

        Costs of maintenance revenues decreased 8% from $591,000, or 57% of maintenance revenues, for the six months ended June 30, 2001 to $543,000, or 40% of maintenance revenues, for the corresponding period in 2002. This decrease in costs of maintenance revenues as a percentage of maintenance revenues is due primarily to a larger revenue base to absorb fixed maintenance costs. Also contributing to the reduction in cost of maintenance revenues was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs. International maintenance cost of revenues increased due to our acquisition of G &A.

Product gross profit

	Six Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Product gross profit
Americas	$2,635	$2,716	$(81)	-3%
Percentage of Americas product revenue	61%	62%
International	$869	$317	$552	174%
Percentage of International product revenue	44%	37%
Digital Photography	$231	$—	$231	N/A
Percentage of digital photography product revenue	58%	N/A

Total product gross profit	$3,735	$3,033	$702	23%

Percentage of total product revenues	56%	58%

        Total product gross margins as a percentage of product revenues decreased from 58% for the six month period ended June 30, 2001 to 56% of product revenues for the corresponding period in 2002. The overall decrease is primarily due to the inclusion of international product gross profit, a major portion of which is derived from the sale of print media consumables. These print media consumable sales typically carry a lower gross margin than software only sales.

        Americas gross profit as a percentage of Americas product revenue decreased from 62% for the six months ended June 30, 2001 to 61% for the corresponding period of 2002. This decrease is due primarily to the mix of products sold during these respective periods. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content, print media consumable content and software content, included in systems installed during a given period.

        Gross margins for the International segment as a percentage of International product revenue increased from 37% for the six month period ended June 30, 2001 to 44% for the corresponding period in 2002. This increase is due to the mix of products sold by the International segment during these respective periods. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content, print media consumable content and software content, included in systems installed during a given period.

        Digital Photography product gross margin was $231,000 for the six months ended June 30, 2002. There were no such gross margins for the corresponding period in 2001 due to our acquisition of this business on August 10, 2001.

Maintenance gross profit

	Six Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
Maintenance gross profit
Americas	$640	$328	$312	95%
Percentage of Americas maintenance revenue	59%	38%
International	$140	$119	$21	18%
Percentage of International maintenance revenue	61%	66%
Digital Photography	$22	$—	$22	N/A
Percentage of digital photography maintenance revenue	100%	N/A

Total maintenance gross profit	$802	$447	$355	79%

Percentage of total maintenance revenues	60%	43%

        Gross margins related to maintenance revenues increased $355,000 from $447,000, or 43% of maintenance revenues for the six months ended June 30, 2001 to $802,000, or 60% of maintenance revenues for the corresponding period in 2002. This increase is due primarily to increased revenues resulting from our expanding installed base to absorb fixed costs. Also contributing to this increase was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs.

        The increase of $21,000 and $22,000 in maintenance gross profit for our International and Digital Photography segments for the six months ended March 31, 2002 reflect our acquisition of these businesses on March 30, 2001 (G & A) and August 10, 2001 (Digital Photography).

Operating expenses

	Six Months Ended June 30,
(dollars in thousands)				% Change
	2002	2001	$ Change
General & administrative	$3,391	$2,904	$487	17%
Percentage of total net revenue	42%	46%
Sales and marketing	$2,201	$1,606	$595	37%
Percentage of total net revenue	27%	25%
Research & development	$1,025	$1,048	$(23)	-2%
Percentage of total net revenue	13%	17%
Depreciation and amortization	$415	$915	$(500)	-55%
Percentage of total net revenue	5%	15%

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses, as a percentage of total net revenues, decreased from 46% for the six months ended June 30, 2001 to 42% for the corresponding period in 2002. The dollar increase of $487,000 or 17%, from $2,904,000 for the six months ended June 30, 2001 to $3,391,000 for the corresponding period in 2002 is due primarily to the inclusion of the acquired infrastructure of G & A, Castleworks and E-Focus West. We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

        SALES AND MARKETING.    Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total net revenues, increased from 25% for the six months ended June 30, 2001 to 27% for the corresponding period in 2002. This dollar increase of $595,000, or 37%, is due primarily to the acquired sales and marketing force of G & A, Castleworks and E-Focus.

        RESEARCH AND DEVELOPMENT.    Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses, as a percentage of total net revenues, decreased from 17% for the six months ended June 30, 2001 to 13% for the corresponding period in 2002. These levels of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization decreased $500,000 from $915,000 for the six months ended June 30, 2001 to $415,000 for the corresponding period in 2002. This decrease is due primarily from our adoption of the provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. For the six months ended June 30, 2001, we recorded amortization expense of approximately

$690,000 related to goodwill that is no longer being amortized in fiscal year 2002 under the provisions of SFAS 142.

        INTEREST EXPENSE, NET.    For the six months ended June 30, 2002, we recognized interest income of $18,000 and interest expense of $130,000. For the six months ended June 30, 2001, we recognized interest income of $109,000 and interest expense of $38,000. Interest income in the six months ended June 30, 2002 decreased due to lower cash and cash equivalents held in interest bearing accounts, resulting from the use of cash to fund our net loss and acquisitions of G & A and Castleworks and E-Focus West. Interest expense in the six months ended June 30, 2002 increased due to our issuance of senior secured convertible promissory notes payable and short-term borrowings under a bank line of credit.

        We recorded the convertible note net of a discount equal to the fair value allocated to the warrants issued of approximately $537,000. The convertible note also contained a beneficial conversion feature, which resulted in additional debt discount of $537,000. For the three months ended June 30, 2002, we recorded $58,000 as interest expense from the amortization of the discount related to the fair value of the warrants and from the accretion of the beneficial conversion feature.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2002, we had total current assets of $6,053,000 and total current liabilities of $5,731,000, or working capital of $322,000. At June 30, 2002, we had available cash of $914,000 and $60,000 in restricted cash securing our San Diego, California facility lease.

        Net cash used in operating activities was $1,388,000 for the six month period ended June 30, 2002 as compared to $2,753,000 for the corresponding period in 2001. We used cash to fund net losses of $2,630,000 for the six months ended June 30, 2002 and $2,876,000 for the corresponding period in 2001. For the six months ended June 30, 2002, we generated cash of $1,446,000 through reductions in current assets and used cash of $691,000 to reduce current liabilities (excluding debt) offset by $487,000 from non cash expenses (depreciation and amortization). In 2001, we generated cash of $41,000 to fund increases in current assets and used cash of $855,000 from decreases in current liabilities and deferred revenues (excluding debt) offset by $937,000 from non-cash expenses (depreciation and amortization).

        Net cash used by investing activities was $299,000 for the six months ended June 30, 2002 as compared to $3,060,000 for the corresponding period in 2001. For the six months ended June 31, 2002, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $209,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the six months ended June 30, 2002, we also used cash of approximately $90,000 to repay advances from related stockholders. For the six months ended June 30, 2001, we used cash of $122,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $14,000 to repay advances from related parties and used cash of $2,924,000 to fund our acquisition of G & A Imaging.

        Net cash generated by financing activities was $2,133,000 for the six month period ended June 30, 2002 as compared to net cash used by financing activities of $310,000 for the corresponding period in 2001. For the six months ended June 30, 2002, we generated cash of $2,000,000 from our issuance of senior secured convertible promissory notes. We also generated cash of $415,000 from short-term borrowings under bank line of credit agreements. We used cash of $10,000 for the repayment of various capital lease obligations. For the corresponding period in 2001, we used cash of $310,000 for the repayment of notes payable.

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

We have a history of significant recurring losses totaling approximately $33.1 million, and we expect to incur losses in the future.

        As of June 30, 2002, we had an accumulated deficit of $33.1 million, and we expect to incur losses in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

        A substantial portion of our operating cash flow is dependent upon timely collections of accounts receivable. If we fail to collect accounts receivable on a consistent basis, we may experience insufficient funds which may affect our ability to effectively implement our business plan causing our business to be significantly harmed. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.

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

        We are currently a named defendant in a lawsuit brought by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. in which we, along with 213 other defendants, were named. This lawsuit alleges, among other things, that certain of our products infringe one or more claims of a patent for color reproduction systems. We cannot guarantee that we will be successful in defending this lawsuit, and, if our defense is unsuccessful, we may be required to pay license fees or substantial damages, including punitive, statutory or other damages. We also may be required by the court to cease the sale of infringing products. Furthermore, our insurance coverage and other capital resources may be inadequate to cover the costs of the lawsuit or any possible settlements or licenses. If successful, this lawsuit could harm our business by forcing us to cease the sale of certain products or require us to pay monetary damages. Even if unsuccessful, these claims still can harm our business by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management's attention away from our primary business activities in general.

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

        We depend on a licensing arrangement with Visionics for technology related to the search engine used in some of our systems. Our licensing arrangement with Visionics was renewed effective October 1, 2001 for a two year term. If Visionics becomes unable or unwilling to continue to license us this technology or to renew the terms of this license, we will have to identify or develop acceptable alternative sources of this technology, which could take up to three months or longer. Any significant interruption in our ability to identify and contract with alternative providers of similar technology or to develop our own search engine would result in delivery delays, which could harm our customer relationships and our business and reputation.

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

PART II

ITEM 2.    CHANGES IN SECURITIES

        On May 22, 2002, we closed a $2 million senior secured convertible debt financing transaction. Under the terms of the financing, we issued to Perseus 2000, L.L.C. a Senior Secured Convertible Promissory Note in the amount of $2 million and a warrant to acquire 150,000 shares of our Common Stock. This sale and issuance of our Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act promulgated hereunder, as a transaction by an issuer not involving a public offering.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote of the shareholders of ImageWare Systems, Inc. at the Annual Meeting of Shareholders held on May 21, 2002.

  a)
  The following members were elected to and as the Board of Directors to serve for the ensuing year and until their successors are elected:

Nominee	Shares Voted For	Shares Withheld
S. James Miller, Jr.	3,973,713	6,731
John Callan	3,972,813	7,631
Patrick Downs	3,968,713	11,731
John Holleran	3,960,313	20,131
Yukuo Takenaka	3,960,513	19,931
David Loesch	3,973,513	6,931
  b)
  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for our fiscal year ending December 31, 2002 was approved by the following vote: 3,975,429 in favor, 2,946 against, and 2,069 abstentions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

10.1
Amendment, dated April 27, 2002, to the Employment Agreement between Registrant and Wayne G. Wetherell dated April 1, 1997, as amended on March 1, 1999
10.2
Note and Warrant Purchase Agreement dated May 22, 2002 (1)
10.3
Pledge and Security Agreement for ImageWare Systems, Inc. dated May 22, 2002 (1)
10.4
Registration Rights Agreement dated May 22, 2002 (1)
10.5
Senior Secured Convertible Promissory Note dated May 22, 2002 (1)
10.6
Warrant to Purchase Common Stock dated May 22, 2002 (1)
99.1
Certification by Principal Executive and Financial Officers

(1)
Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on May 24, 2002.

(b)    Reports on Form 8-K

  During the three months ended June 30, 2002, we filed one report on Form 8-K.

  We filed a report on Form 8-K on May 24, 2002 to report the closing of our $2 million senior secured convertible debt financing transaction.

  No other reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: August 14, 2002	By:	/s/ WAYNE WETHERELL Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant's Principal Financial and Accounting Officer)

QuickLinks

IMAGEWARE SYSTEMS, INC. INDEX
PART I FINANCIAL INFORMATION
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (AMOUNTS IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RISK FACTORS
SIGNATURES