Form 10QSB
period 2002-09-30
IMAGEWARE SYSTEMS INC
filed 2002-11-14
CIK 941685

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 001-15757

IMAGEWARE SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization) No.)	33-0224167 (IRS Employer Identification
10883 Thornmint Road San Diego, CA 92127 (Address of Principal Executive Offices)
(858) 673-8600 (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2002, the number of outstanding shares of the Registrant's common stock, par value $.01, was 5,485,612.

        Transitional Small Business Disclosure Format (check one) Yes ☐    No ☒

IMAGEWARE SYSTEMS, INC. INDEX

		Page No.
PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2002 and 2001	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Controls and Procedures	30
PART II OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	31
SIGNATURES		32

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash	$707	$388
Restricted cash and cash equivalents	30	60
Accounts receivable, net	3,284	4,476
Inventory	2,375	950
Other current assets	915	991

Total Current Assets	7,311	6,865
Property and equipment, net	1,093	1,189
Other assets	451	264
Intangible assets, net of accumulated amortization	1,677	2,478
Goodwill	5,296	4,838

Total Assets	$15,828	$15,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,290	$2,919
Deferred revenue	1,094	993
Accrued expenses	1,810	1,586
Accrued expenses—related parties	47	47
Accrued interest	124	42
Notes & advances payable to bank and third parties	1,022	141
Notes payable to related parties	245	380

Total Current Liabilities	7,632	6,108
Convertible note payable, net of discount	1,118	—

Total Liabilities	8,750	6,108

Shareholders' equity (deficit):
Preferred stock, $.01 par value, authorized 4,000,000 shares
Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 284,400 and 294,400 shares outstanding at September 30, 2002 and December 31, 2001 respectively, liquidation preference $711,000 and $736,000 at September 30, 2002 and December 31, 2001, respectively	3	3
Common stock, $.01 par value, 50,000,000 shares authorized, 5,483,439 and 5,481,311 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	54	54
Additional paid in capital	41,271	40,197
Unearned stock-based compensation	—	—
Treasury stock, at cost—6,704 shares	(64)	(64)
Shareholder note receivable	(150)	(150)
Accumulated other comprehensive loss	35	(36)
Accumulated deficit	(34,071)	(30,478)

Total shareholders' equity	7,078	9,526

Total Liabilities and Shareholders' Equity	$15,828	$15,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2002	2001	2002	2001
Revenues:
Product	$3,942	$3,753	$10,601	$9,015
Maintenance	729	584	2,074	1,622

	4,671	4,337	12,675	10,637
Cost of revenues:
Product	1,695	1,773	4,620	4,001
Maintenance	306	288	848	879

Gross profit	2,670	2,276	7,207	5,757

Operating expenses:
General & administrative	1,646	1,588	5,037	4,493
Sales and marketing	957	1,193	3,158	2,799
Research & development	538	644	1,563	1,691
Depreciation and amortization	245	659	660	1,574

	3,386	4,084	10,418	10,557

Loss from operations	(716)	(1,808)	(3,211)	(4,800)
Interest (income) expense, net	250	(9)	362	(81)
Other (income) expense, net	(2)	(20)	21	(24)

Loss before income taxes	(964)	(1,779)	(3,594)	(4,695)
Income tax benefit	—	(41)	—	(82)

Net loss	$(964)	$(1,738)	$(3,594)	$(4,613)

Basic and diluted (loss) per common share—see note 2	$(0.18)	$(0.34)	$(0.66)	$(0.98)
Weighted-average shares (basic and diluted)	5,485,210	5,194,792	5,483,280	4,755,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	2002	2001
Cash flows from operating activities
Net loss	$(3,594)	$(4,613)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	660	1,574
Amortization of debt discount and debt issuance costs	241	—
Stock-based compensation	—	35
Deferred revenue	101	485
Change in assets and liabilities, net of effect of acquisitions
Accounts receivable, net	1,257	(352)
Inventory	(1,425)	122
Other current assets	75	(20)
Intangible and other assets	38	(77)
Accounts payable	371	681
Accrued expenses	227	(144)
Accrued interest	82	(157)

Total adjustments	1,627	2,147

Net cash used by operating activities	(1,967)	(2,466)

Cash flows from investing activities
Purchase of property and equipment	(289)	(335)
Acquisition of business, net of cash acquired	—	(3,196)
Payment on advances from related parties	(135)	(69)
Restricted cash and cash equivalents	30	470

Net cash used by investing activities	(394)	(3,130)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	2,000	—
Proceeds from issuance of short-term demand notes payable	500
Repayment of notes payable	(17)	(702)
Proceeds from bank line of credit	398	—
Debt issuance costs	(272)	—

Net cash provided by (used in) financing activities	2,609	(702)

Effect of exchange rate changes on cash	71	57
Net increase (decrease) in cash	319	(6,241)
Cash at beginning of period	388	6,900

Cash at end of period	$707	$659

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net income (loss)	$(964)	$(1,738)	$(3,594)	$(4,613)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9)	11	71	(57)

Comprehensive income (loss)	$(973)	$(1,727)	$(3,523)	$(4,670)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND OPERATIONS

        ImageWare Systems, Inc. ("we", "our" or "the Company"), formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987. The Company utilizes its imaging technology to develop software used to create booking and investigative software, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records.

  Liquidity and Capital Resources

        The condensed consolidated financial statements included in this report have been prepared assuming that the Company will be successful in obtaining the additional capital it needs to fund operations and implement its business plan. The Company used approximately $2,186,000 in operations during the year ended December 31, 2001 and $1,967,000 in operations during the nine months ended September 30, 2002, suffered recurring losses from operations and has an accumulated deficit of approximately $34,071,000 at September 30, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will operate at a profit in the future.

        New financing will be required to fund working capital and operations. The Company is exploring the possible sale of equity securities and/or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company's long-term business.

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

        The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Annual Report on Form 10-KSB, filed with the SEC on April 1, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of September 30, 2002, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

        Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2. NET LOSS PER COMMON SHARE

        Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options, convertible notes payable and warrants, calculated using the treasury stock method. During the periods ended September 30, 2002 and 2001, the Company has excluded all convertible preferred stock, outstanding stock options, convertible notes payable and warrants from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company's net loss.

        The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2002 and 2001 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Numerator
Net loss	$(964)	$(1,738)	$(3,594)	$(4,613)
Less Series B preferred dividends	(15)	(20)	(48)	(60)

Net loss available to common shareholders	$(979)	$(1,758)	$(3,642)	$(4,673)

Denominator
Weighted-average shares outstanding	5,485,210	5,194,792	5,483,280	4,755,589
Basic and diluted loss per share	$(0.18)	$(0.34)	$(0.66)	$(0.98)

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

        On August 10, 2001, the Company completed its acquisition of Castleworks LLC, a Nevada limited liability company ("Castleworks"), and E-Focus West LLC, a Nevada limited liability company ("E-Focus"), from Castle Holdings LLC, a Nevada limited liability company ("Castle Holdings") for a total purchase price of $234,000 in cash ($100,000 to selling shareholders and $134,000 in direct transaction costs) and the issuance of 600,000 shares of the Company's common stock valued at approximately $1,808,000 based on the fair value of the Company's common stock a few days before and after the agreement of terms and announcement. As a result of this transaction, Castleworks and E-Focus became wholly owned subsidiaries of ImageWare. The acquisition was accounted for using the purchase method of accounting and, accordingly, Castleworks and E-Focus results of operations have been included in the consolidated financial statements since the date of acquisition. Castleworks and E-Focus develop digital imaging software for professional photographic purposes.

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

        The allocation of the purchase price is based upon third-party appraisals using fair value methodologies.

        The following disclosure presents certain information on the Company's acquired intangible assets as of September 30, 2002 and December 31, 2001. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	($ in thousands)
At September 30, 2002
Amortized acquired intangible assets:
Technology	5 years	$1,160	$(378)	$782
Trademarks and tradenames	14.5 years	630	(69)	561
Customer relationship	5 years	200	(60)	140
Non-compete Agreements	3 years	125	(53)	72
Patents	4 years	60	(18)	42
Acquired Workforce	3 years	—	—	—

		$2,175	$(578)	$1,597

At December 31, 2001
Amortized acquired intangible assets:
Technology	5 years	$1,160	$(292)	$868
Trademarks and tradenames	14.5 years	630	(33)	597
Customer relationship	5 years	200	(30)	170
Non-compete Agreements	3 years	125	(19)	106
Patents	4 years	60	(6)	54
Acquired Workforce	3 years	700	(175)	525

		$2,875	$(555)	$2,320

        As a result of adopting FAS 142 on January 1, 2002, "Acquired workforce" with a net book value of $525,000 was reclassified to goodwill.

        Amortization expense for the nine months ended September 30, 2002 was $322,000.

        The estimated acquired intangible amortization expense for the next five fiscal years is a follows:

Fical Year Ended December 31,	Estimated Amortization Expense
2002	385,000
2003	383,000
2004	354,000
2005	253,000
2006	50,000

        The following (unaudited) pro forma consolidated results of operations for the nine months ended September 30, 2001 have been prepared as if the acquisition of G & A, Castleworks and E-Focus had occurred at January 1, 2001:

Nine Months Ended September 30, 2001
Sales	$12,940,000
Net income (loss)	(5,676,000)
Net income (loss) per share—basic	(1.19)

        The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 4. INVENTORY

        Inventory at September 30, 2002 and December 31, 2001 were comprised of finished goods of $2,375,000 and $950,000, respectively.

NOTE 5. SEGMENT INFORMATION

        Prior to its acquisition of G & A in March 2001, the Company operated in one business segment. During 2002, the Company reorganized its reportable segments into geographical groups: Americas, International and Digital Photography. In the Company's Americas segment, the Company develops, sells and supports a suite of modular software products and designs systems used by law enforcement and public safety agencies to manage criminal history records and investigate crime as well as develops, sells and supports software and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. The Americas segment includes North, Central and South America. The Company's International segment includes all geographic areas other than North, Central and South America. The Company's International segment develops, sells and supports software and designs systems utilizing digital imaging in the production of photo identification cards, documents and identification badging systems. The Digital Photography segment develops digital imaging software which enables professional photographers to quickly and easily take photos and create a database of information that can be sent to photography laboratories for processing.

        Subsequent to the nine months ended September 30, 2002, the Company has re-evaluated its organizational and internal financial reporting structure. Beginning January 2003, the Company will realign its business segments along product and service lines for operating decision purposes and to better assess performance. Financial reporting segments will change to reflect this alignment.

        The table below summarizes information about reportable segments for the three and nine months ended September 30, 2002 and 2001:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net Revenue:
Americas	$2,307	$2,881	$7,693	$8,155
International	1,973	1,055	4,171	2,081
Digital Photography	391	401	811	401

Total consolidated net sales	$4,671	$4,337	$12,675	$10,637
Total Operating expenses per above
Operating loss:
Americas	$(278)	$(1,339)	$(1,108)	$(4,239)
International	(226)	(381)	(1,175)	(554)
Digital Photography	(212)	(88)	(928)	(7)
Other unallocated amounts:
Interest expense (income)	250	(9)	362	(81)
Other expense (income)	(2)	(20)	21	(24)

Income (loss) before taxes	$(964)	$(1,779)	$(3,594)	$(4,695)

	September 30, 2002	December 31, 2001
	(in thousands)
Total Assets by Segment:
Americas	$6,933	$8,393
International	6,134	4,701
Digital Photography	2,026	1,949

Total assets for reportable segments	15,093	15,043
Corporate	735	591

Total consolidated assets	$15,828	$15,634

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

        The convertible note also contained a beneficial conversion feature, which resulted in additional debt discount of $537,000. The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company is accreting the beneficial conversion feature as interest expense over the life of the note. For the nine months ended September 30, 2002, the Company recorded $192,000 as interest expense from the amortization of the discount related to fair value of the warrants and from the accretion of the beneficial conversion feature.

        The Company also granted the holder of the note an option to acquire an additional senior secured convertible promissory note with an aggregate principal amount of up to $3,000,000, together with an additional warrant to acquire a proportionate number of shares of the common stock of the Company based upon the actual amount of money invested in the additional note. The terms of the additional note and additional warrant would be substantially identical to the initial note and warrant.

        A foreign subsidiary of the Company has line of credit facilities with commercial banks totaling $500,000. As of September 30, 2002, the Company had utilized $398,000 of these facilities. Borrowings under these line of credit facilities bear interest at between 8.0% and 8.4% per annum and are collateralized by the subsidiary's accounts receivable.

        In September 2002, the Company issued a secured demand promissory note for $500,000 at an interest rate of 12.5% to the holder of the convertible promissory note. The note is due and payable upon demand given by the holder.

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

        As required by FAS 142, the Company has completed the process of assessing whether goodwill within its three primary reporting units was impaired at the date of adoption of this pronouncement, using a two-step transitional impairment test process. The first step, was our identification of potential impairment measured as of January 1, 2002. Completion of this assessment indicated that there was no goodwill impairment as of this date of adoption. The Company will perform its annual impairment test in the fourth quarter of each fiscal year, upon completion and approval of the Company's financial operating plan.

        For comparative purposes, the following table summarizes net loss and net loss per share information for the three and nine months ended September 30, 2002 and 2001 on a pro forma basis, adjusted to exclude amortization of goodwill:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(964)	$(1,738)	$(3,594)	$(4,613)
Add back: Goodwill amortization	—	477	—	1,184

Adjusted net loss	$(964)	$(1,261)	$(3,594)	$(3,429)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.18)	$(0.34)	$(0.66)	$(0.98)
Amortization of goodwill	$—	$0.09	$—	$0.25

Basic and diluted net loss per share	$(0.18)	$(0.25)	$(0.66)	$(0.73)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

	THREE MONTHS ENDED SEPTEMBER 30,
Net Product Revenues
	2002	2001	$ Change	% Change
	(dollars in thousands)
Product revenues:
Americas	$1,709	$2,401	$(692)	-29%
ercentage of total net product revenue	43%	64%
International	$1,846	$953	$893	94%
Percentage of total net product revenue	47%	25%
Digital Photography	$387	$399	$(12)	-3%
Percentage of total net product revenue	10%	11%

Total net product revenues	$3,942	$3,753	$189	5%

        Product revenues increased 5% from $3,753,000 for the three months ended September 30, 2001 to $3,943,000 for the corresponding period in 2002. Revenues related to identification systems and software and law enforcement products in the Americas decreased $692,000 for the three months ended September 30, 2002 as compared to the corresponding period in 2001. We believe that the decrease in both identification systems and software and law enforcement product revenues is reflective of a decrease in government procurement. We believe that the increase in terrorism during the past year has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases. We also believe that government agencies and private entities will react to the increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company's products, however, we cannot predict the timing of the shift in demand.

        International product revenues increased 94% from $953,000 for the three months ended September 30, 2001 to $1,846,000 for the corresponding period in 2002 due primarily to higher demand for identification system hardware and identification consumables.

        Digital Photography product revenues decreased 3% from $399,000 for the three months ended September 30, 2001 to $387,000 for the corresponding period in 2002. Revenues for the three months ended September 30, 2001 are from our date of acquisition of this business, August 10, 2001, through September 30, 2001. This decrease is reflective of our decision to sell software only solutions in 2002 as compared to our selling bundled software and hardware in 2001.

        Our backlog of product orders as of September 30, 2002 was approximately $1,020,000.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance Revenues
	2002	2001	$ Change	% Change
	(dollars in thousands)
Maintenance revenues:
Americas	$599	$482	$117	24%
Percentage of total net maintenenance revenue	82%	83%
International	$126	$100	$26	26%
Percentage of total net maintenenance revenue	17%	17%
Digital Photography	$4	$2	$2	100%
Percentage of total net maintenenance revenue	1%	0%

Total net maintenance revenues	$729	$584	$145	25%

        Maintenance revenues increased 25% from $584,000 for the three months ended September 30, 2001 to $729,000 for the corresponding period in 2002. This increase is due to the expansion of our installed base of both law enforcement and identification systems in the Americas. International maintenance increased 26% or $26,000 for the three months ended September 30, 2001 from $100,000 to $126,000 for the corresponding period in 2002. This increase is due primarily to the expansion of our installed base of identification systems.

	THREE MONTHS ENDED SEPTEMBER 30,
Cost of Product Revenues
	2002	2001	$ Change	% Change
	(dollars in thousands)
Cost of product revenues:
Americas	$490	$987	$(497)	-50%
Percentage of Americas product revenue	29%	41%
International	$1,155	$576	$579	100%
Percentage of International product revenue	63%	60%
Digital Photography	$50	$210	$(160)	-76%
Percentage of digital photography product revenue	13%	53%

Total product cost of revenues	$1,695	$1,773	$(78)	-4%

Percentage of total product revenues	43%	47%

        Cost of product revenues as a percentage of product revenues decreased from 47% for the three month period ended September 30, 2001 to 43% of product revenues for the corresponding period in 2002. This decrease is due primarily to higher software and royalty revenues in the Americas offset by higher international product revenues and costs. International product revenues typically contain a relatively higher percentage of hardware and print media consumables resulting in higher cost of sales as a percentage of product revenues. Cost of product revenues for the Americas decreased 50%, from $987,000 or 41% of product revenues for the three months ended September 30, 2001 to $490,000, or 29% of product revenues for the corresponding period in 2002. This decrease is due primarily to the mix of product revenues. The three month period ended September 30, 2002 contained a higher percentage of software and royalty revenue than the corresponding period in 2001. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

        Cost of product revenues related to our Digital Photography segment decreased 76% from $210,000, or 53% of Digital Photography revenues to $50,000 or 13% of Digital Photography revenues for the corresponding period in 2002. Cost of Digital Photography product revenues for the three months ended September 30, 2001 include costs from our date of acquisition of this business, August 10, 2001, through September 30, 2001. The decrease of $160,000 despite our owning this business for the entire 3 month period ended September 30, 2002 is reflective of our decision to sell software only solutions in 2002 as compared to our selling bundled software and hardware in 2001.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance cost of revenues
	2002	2001	$ Change	% Change
	(dollars in thousands)
Maintenance cost of revenues:
Americas	$240	$259	$(19)	-7%
Percentage of Americas maintenance revenue	40%	54%
International	$66	$29	$37	128%
Percentage of International maintenance revenue	52%	29%
Digital Photography	$—	$—	$—	N/A
Percentage of digital photography maintenance revenue

Total maintenance cost of revenues	$306	$288	$18	6%

Percentage of total maintenance revenues	42%	49%

        Costs of maintenance revenues increased 6% from $288,000, or 49% of maintenance revenues, for the three months ended September 30, 2001 to $306,000, or 42% of maintenance revenues, for the corresponding period in 2002. Cost of maintenance revenues in the Americas decreased 7%, from $259,000 or 54% of maintenance revenues for the three months ended September 30, 2001 to $240,000 or 40% of maintenance revenues for the corresponding period in 2002. This decrease in costs of maintenance revenues as a percentage of maintenance revenues is due primarily to a larger revenue base to absorb fixed maintenance costs. Also contributing to the reduction in cost of maintenance revenues was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs. International maintenance cost of revenues increased due to higher service costs incurred in our international operations.

	THREE MONTHS ENDED SEPTEMBER 30,
Product gross profit
	2002	2001	$ Change	% Change
	(dollars in thousands)
Americas	$1,219	$1,414	$(195)	-14%
Percentage of Americas product revenue	71%	59%
International	$691	$377	$314	83%
Percentage of International product revenue	37%	40%
Digital Photography	$336	$189	$147	78%
Percentage of digital photography product revenue	87%	47%

Total product gross profit	$2,246	$1,980	$266	13%

Percentage of total product revenues	57%	53%

        Total product gross margins as a percentage of product revenues increased from 53% for the three month period ended September 30, 2001 to 57% of product revenues for the corresponding period in

2002. The overall increase is primarily due to higher revenues from the sales of software and royalty revenues in both the Americas and Digital Photography segments.

        Americas gross profit as a percentage of Americas product revenue increased from 59% for the three months ended September 30, 2001 to 71% for the corresponding period of 2002. This increase is due primarily to our product mix containing higher percentages of software only sales and royalty revenues than the comparable period in 2001. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

        Gross margins for the Digital Photography product segment increased 78% or $147,000, from $189,000 or 47% of Digital Photography product revenues to $336,000, or 87% of Digital Photography revenues for the corresponding period in 2002. The percentage increase is reflective of our selling software only solutions in 2002 as compared with hardware and software solutions sold in 2001. The dollar increase in 2002 is due to our acquisition of this business August 10, 2001.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance gross profit
	2002	2001	$ Change	% Change
	(dollars in thousands)
Maintenance gross profit
Americas	$359	$223	$136	61%
Percentage of Americas maintenance revenue	60%	46%
International	$61	$71	$(10)	-14%
Percentage of International maintenance revenue	48%	70%
Digital Photography	$4	$2	$2	100%
Percentage of digital photography maintenance revenue	100%	100%

Total maintenance gross profit	$424	$296	$128	43%

Percentage of total maintenance revenues	58%	51%

        Gross margins related to maintenance revenues increased $128,000 from $296,000, or 51% of maintenance revenues for the three months ended September 30, 2001 to $424,000, or 58% of maintenance revenues for the corresponding period in 2002. This increase is due primarily to increased revenues resulting from our expanding installed base to absorb fixed costs. Also contributing to this increase was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs.

        International maintenance gross margins decreased 14% or $10,000 from $71,000 for the three months ended September 30, 2001 to $61,000 for the corresponding period in 2002. This decrease was due to higher service costs incurred.

	THREE MONTHS ENDED SEPTEMBER 30,
Operating expenses
	2002	2001	$ Change	% Change
	(dollars in thousands)
General & administrative	$1,646	$1,588	$58	4%
Percentage of total net revenue	35%	37%
Sales and marketing	$957	$1,193	$(236)	-20%
Percentage of total net revenue	20%	28%
Research & development	$538	$644	$(106)	-17%
Percentage of total net revenue	12%	15%
Depreciation and amortization	$245	$659	$(414)	-63%
Percentage of total net revenue	5%	15%

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses, as a percentage of total net revenues, decreased from 37% for the three months ended September 30, 2001 to 35% for the corresponding period in 2002. We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

        SALES AND MARKETING.    Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total net revenues, decreased from 28% for the three months ended September 30, 2001 to 20% for the corresponding period in 2002. The decrease was due primarily to reduced headcount.

        RESEARCH AND DEVELOPMENT.    Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses, as a percentage of total net revenues, decreased from 15% for the three months ended September 30, 2001 to 12% for the corresponding period in 2002. Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization decreased $414,000 from $659,000 for the three months ended September 30, 2001 to $245,000 for the corresponding period in 2002. This decrease is due primarily from our adoption of the provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. For the three months ended September 30, 2001, we recorded amortization expense of approximately $477,000 related to goodwill that is no longer being amortized in fiscal year 2002 under the provisions of FAS 142.

        INTEREST EXPENSE, NET.    For the three months ended September 30, 2002, we recognized interest income of $18,000 and interest expense of $267,000. For the three months ended September 30, 2001, we recognized interest income of $15,000 and interest expense of $4,000. Interest expense in the three months ended September 30, 2002 increased due to our issuance of senior secured convertible promissory notes payable, short-term demand notes payable and short-term borrowings under banking lines of credit.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

	NINE MONTHS ENDED SEPTEMBER 30,
Net Product Revenues
	2002	2001	$ Change	% Change
	(dollars in thousands)
Product revenues:
Americas	$6,002	$6,816	$(814)	-12%
Percentage of total net product revenue	57%	76%
International	$3,814	$1,800	$2,014	112%
Percentage of total net product revenue	36%	20%
Digital Photography	$785	$399	$386	97%
Percentage of total net product revenue	7%	4%

Total net product revenues	$10,601	$9,015	$1,586	18%

        Product revenues increased 18% from $9,015,000 for the nine months ended September 30, 2001 to $10,601,000 for the corresponding period in 2002. Revenues related to identification systems and software and law enforcement products in the Americas decreased $814,000 for the nine months ended September 30, 2002 as compared to the corresponding period in 2001. We believe that the decrease in both identification systems and software and law enforcement product revenues is reflective of a decrease in government procurement. We believe that the increase in terrorism during the past year has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases. We also believe that government agencies and private entities will react to the increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company's products; however, we cannot predict the timing of the shift in demand.

        International product revenues increased 112% from $1,800,000 for the nine months ended September 30, 2001 to $3,814,000 for the corresponding period in 2002. This increase is due to our acquisition of G&A on March 31, 2001 and the inclusion of G & A's revenues for only six months during 2001. International product revenues were $871,000 for the three months ended March 31, 2002. Revenues also increased to due to higher sales of hardware and print media consumables driven primarily by increased demand for our next generation card printer and related print media consumables.

        Revenues related to our Digital Photography products increased 97% or $386,000 for the nine months ended September 30, 2002 as compared to the corresponding period in 2001. This revenue increase is due primarily to our acquisition of this business August 10, 2001.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance Revenues
	2002	2001	$ Change	% Change
	(dollars in thousands)
Maintenance revenues:
Americas	$1,690	$1,338	$352	26%
Percentage of total net maintenenance revenue	81%	82%
International	$358	$282	$76	27%
Percentage of total net maintenenance revenue	17%	17%
Digital Photography	$26	$2	$24
Percentage of total net maintenenance revenue	1%	0%

Total net maintenance revenues	$2,074	$1,622	$452	28%

        Maintenance revenues increased 28% from $1,622,000 for the nine months ended September 30, 2001 to $2,074,000 for the corresponding period in 2002. This increase is due to the expansion of our installed base of both law enforcement and identification systems in the Americas and the addition of our International and Digital Photography businesses during the 2001 period. Maintenance revenues related to our International operations and Digital Photography were $358,000 and $26,000, respectively, for the nine months ended September 30, 2002 as compared to $282,000 and $2,000 for the corresponding period in 2001. Maintenance revenues related to our International operations were $121,000 for the three months ended March 31, 2002. There were no such revenues in the corresponding period in 2001 as we acquired this business through our acquisition of G & A subsequent to March 30, 2001. The Digital Photography maintenance revenue increase of $24,000 is due to the acquisition of this business August 10, 2001.

	NINE MONTHS ENDED SEPTEMBER 30,
Cost of product revenues
	2002	2001	$ Change	% Change
	(dollars in thousands)
Cost of Product Revenues:
Americas	$2,149	$2,742	$(593)	-22%
Percentage of Americas product revenue	36%	40%
International	$2,253	$1,049	$1,204	115%
Percentage of International product revenue	59%	58%
Digital Photography	$218	$210	$8	4%
Percentage of digital photography product revenue	28%	53%

Total product cost of revenues	$4,620	$4,001	$619	15%

Percentage of total product revenues	44%	44%

        Cost of product revenues as a percentage of product revenues was 44% for both nine month periods ended September 30, 2001 and 2002. Cost of product revenues for the Americas decreased 4% as a percentage of Americas revenue from 40% for the nine month period ended September 30, 2001 to 36% for the corresponding period in 2002 due primarily to product mix. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

        Cost of international product revenues increased $1,204,000 from $1,049,000 for the nine months ended September 30, 2001 to $2,253,000 for the comparable period in 2002. This dollar increase is due both to the acquisition of G & A on March 31, 2001 as well as higher international product revenues from higher sales of hardware and print media consumables of our next generation card printer and related print media consumables. Cost of international product revenues as a percentage of international product revenues increased slightly from 58% for the nine month period ended September 30, 2001 to 59% for the corresponding period in 2002. This percentage increase is due primarily to product mix. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

        Cost of Digital Photography product revenues as a percentage of digital Photography product revenues decreased from 53% for the nine month period ended September 30, 2001 to 28% for the corresponding period in 2002. This percentage decrease reflects 2002 product sales of software only solutions as compared to hardware and software solutions sold in 2001. The dollar increase of $8,000 from $210,000 for the nine months ended September 30, 2001 to $218,000 for the comparable period in 2002 is due to the timing of our acquisition of this business on August 10, 2001.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance cost of revenues
	2002	2001	$ Change	% Change
	(dollars in thousands)
Maintenance cost of revenues:
Americas	$691	$788	$(97)	-12%
Percentage of Americas maintenance revenue	41%	49%
International	$157	$91	$66	72%
Percentage of International maintenance revenue	44%	32%
Digital Photography	$—	$—	$—	N/A
Percentage of digital photography maintenance revenue

Total maintenance cost of revenues	$848	$879	$(31)	-2%

Percentage of total maintenance revenues	41%	54%

        Costs of maintenance revenues decreased 2% from $879,000, or 54% of maintenance revenues, for the nine months ended September 30, 2001 to $848,000, or 41% of maintenance revenues, for the corresponding period in 2002. This decrease in costs of maintenance revenues as a percentage of maintenance revenues is due primarily to a larger revenue base to absorb fixed maintenance costs. Also contributing to the reduction in cost of maintenance revenues was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs. International maintenance cost of revenues increased due to the timing of our acquisition of G & A.

	NINE MONTHS ENDED SEPTEMBER 30,
Product gross profit
	2002	2001	$ Change	% Change
	(dollars in thousands)
Americas	$3,854	$4,075	$(221)	-5%
Percentage of Americas product revenue	64%	60%
International	$1,562	$751	$811	108%
Percentage of International product revenue	41%	42%
Digital Photography	$567	$189	$378	200%
Percentage of digital photography product revenue	72%	47%

Total product gross profit	$5,983	$5,015	$968	19%

Percentage of total product revenues	56%	56%

        Total product gross margins as a percentage of product revenues was 56% for the nine month periods ended September 30, 2001 and 2002. Americas gross profit as a percentage of Americas product revenue increased from 60% for the nine months ended September 30, 2001 to 64% for the corresponding period of 2002. This increase is due primarily to the mix of products sold during these respective periods. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content, print media consumable content and software content, included in systems installed during a given period.

        Gross margins for the International segment as a percentage of International product revenue decreased slightly from 42% for the nine month period ended September 30, 2001 to 41% for the corresponding period in 2002. This decrease is due to the mix of products sold by the International segment during these respective periods. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content, print media consumable content and software content, included in systems installed during a given period.

        Gross margins for the Digital Photography segment as a percentage of Digital Photography product revenues increased from 47% for the nine month period ended September 30, 2001 to 72% for the corresponding period in 2002. This percentage increase reflects 2002 product sales of software only solutions as compared to hardware and software solutions sold in 2001.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance gross profit
	2002	2001	$ Change	% Change
	(dollars in thousands)
Maintenance gross profit
Americas	$997	$550	$447	81%
Percentage of Americas maintenance revenue	59%	41%
International	$201	$190	$11	6%
Percentage of International maintenance revenue	56%	68%
Digital Photography	$26	$2	$24
Percentage of digital photography maintenance revenue	100%	100%

Total maintenance gross profit	$1,224	$742	$482	65%

Percentage of total maintenance revenues	59%	46%

        Gross margins related to maintenance revenues increased $482,000 from $742,000, or 46% of maintenance revenues for the nine months ended September 30, 2001 to $1,224,000, or 59% of maintenance revenues for the corresponding period in 2002. This increase is due primarily to increased revenues resulting from our expanding installed base to absorb fixed costs. Also contributing to this increase was the movement of certain help desk functions from San Diego to our Canadian office resulting in lower personnel costs.

	NINE MONTHS ENDED SEPTEMBER 30,
Operating expenses
	2002	2001	$ Change	% Change
	(dollars in thousands)
General & administrative	$5,037	$4,493	$544	12%
Percentage of total net revenue	40%	42%
Sales and marketing	$3,158	$2,799	$359	13%
Percentage of total net revenue	25%	26%
Research & development	$1,563	$1,691	$(128)	-8%
Percentage of total net revenue	12%	16%
Depreciation and amortization	$660	$1,574	$(914)	-58%
Percentage of total net revenue	5%	15%

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses, as a percentage of total net revenues, decreased from 42% for the nine months ended September 30, 2001 to 40% for the corresponding period in 2002. The dollar increase of $544,000 or 12%, from $4,493,000 for the nine months ended September 30, 2001 to $5,037,000 for the corresponding period in 2002 is due primarily to the inclusion of the acquired infrastructure of G & A, Castleworks and E-Focus. We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

        SALES AND MARKETING.    Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total net revenues, decreased from 26% for the nine months ended September 30, 2001 to 25% for the corresponding period in 2002. This dollar increase of $359,000, or 13%, is due primarily to the acquired sales and marketing force of G & A, Castleworks and E-Focus.

        RESEARCH AND DEVELOPMENT.    Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses, as a percentage of total net revenues, decreased from 16% for the nine months ended September 30, 2001 to 12% for the corresponding period in 2002. These levels of expenditures in research and development reflect our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

        DEPRECIATION AND AMORTIZATION.    Depreciation and amortization decreased $914,000 from $1,574,000 for the nine months ended September 30, 2001 to $660,000 for the corresponding period in 2002. This decrease is due primarily from our adoption of the provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142,

goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. For the nine months ended September 30, 2001, we recorded amortization expense of approximately $1,184,000 related to goodwill that is no longer being amortized in fiscal year 2002 under the provisions of FAS 142.

        INTEREST EXPENSE, NET.    For the nine months ended September 30, 2002, we recognized interest income of $35,000 and interest expense of $397,000. For the nine months ended September 30, 2001, we recognized interest income of $116,000 and interest expense of $35,000. Interest income in the nine months ended September 30, 2002 decreased due to lower cash and cash equivalents held in interest bearing accounts, resulting from the use of cash to fund our net loss and acquisitions of G & A and Castleworks and E-Focus. Interest expense in the nine months ended September 30, 2002 increased due to our issuance of senior secured convertible promissory notes payable, short-term demand notes payable and short-term borrowings under banking lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2002, we had total current assets of $7,311,000 and total current liabilities of $7,632,000, or a negative working capital of $321,000. At September 30, 2002, we had available cash of $707,000 and $30,000 in restricted cash securing our San Diego, California facility lease.

        Net cash used in operating activities was $1,967,000 for the nine month period ended September 30, 2002 as compared to $2,466,000 for the corresponding period in 2001. We used cash to fund net losses of $2,693,000, excluding non-cash expenses (depreciation and amortization) of $901,000 for the nine months ended September 30, 2002. We used cash to fund net losses of $3,004,000 , excluding non-cash expenses (depreciation and amortization) of 1,609,000 for the corresponding period in 2001. For the nine months ended September 30, 2002, we used cash of $55,000 to fund increases in current assets and generated cash of $781,000 through increases in current liabilities, excluding debt. In 2001, we used cash of $327,000 to fund increases in current assets and intangible assets, and generated cash of $865,000 from increases in current liabilities and deferred revenues, excluding debt.

        Net cash used by investing activities was $394,000 for the nine months ended September 30, 2002 as compared to $3,130,000 for the corresponding period in 2001. For the nine months ended September 30, 2002, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $289,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the nine months ended September 30, 2002, we used cash of approximately $135,000 to repay advances from related stockholders and generated cash of $30,000 through reductions in restricted cash. For the nine months ended September 30, 2001, we used cash of $335,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $69,000 to repay advances from related stockholders and used cash of $3,196,000 to fund our acquisitions of G & A Imaging and Castleworks. In 2001, we generated cash of $470,000 through reductions in restricted cash.

        Net cash provided by financing activities was $2,609,000 for the nine month period ended September 30, 2002 as compared to net cash used by financing activities of $702,000 for the corresponding period in 2001. For the nine months ended September 30, 2002, we generated cash of $2,000,000 from our issuance of a senior secured convertible promissory note payable offset by $272,000 in debt issuance costs and generated cash of $500,000 from our issuance of a demand promissory note. We also generated cash of $398,000 from short-term borrowings under bank line of credit agreements. We used cash of $17,000 for the repayment of various capital lease obligations. For the corresponding period in 2001, we used cash of $702,000 for the repayment of notes payable.

        We conduct operations in leased facilities under operating leases expiring at various dates through 2006. Additionally, we have acquired certain equipment under capital leases which expire at various dates through 2006. In conjunction with our San Diego, California leased facility, we are contingently liable under an irrevocable letter of credit in the amount of $30,000. The letter of credit expires July 31, 2003 provided there are no drawings against the outstanding balance. We also have various short-term notes payable and capital lease obligations due at various times during the next twelve months.

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

We have a history of significant recurring losses totaling approximately $34.1 million, and we expect to incur losses in the future.

        As of September 30, 2002, we had an accumulated deficit of $34.1 million, and we expect to incur losses in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

        Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common shareholders, without any further vote or action by you and the other common shareholders. Your rights will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. The issuance of additional shares preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued, and, may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock.

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

        A substantial portion of our operating cash flow is dependent upon timely collections of accounts receivable. If we fail to collect accounts receivable we may experience insufficient funds which may affect our ability to effectively implement our business plan causing our business to be significantly harmed. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.

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

        We depend on a licensing arrangement with Visionics for technology related to the search engine used in our facial recognition software systems. Our licensing arrangement with Visionics was renewed effective October 1, 2001 for a two year term. If Visionics becomes unable or unwilling to continue to license us this technology or to renew the terms of this license, we will have to identify or develop acceptable alternative sources of this technology, which could take up to three months or longer. Any significant interruption in our ability to identify and contract with alternative providers of similar technology or to develop our own search engine would result in delivery delays, which could harm our customer relationships and our business and reputation.

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

We have acquired several businesses and face risks associated with integrating these businesses and potential future businesses that we may acquire.

        We completed the acquisitions of Imaging Technology Corporation ("ITC"), Goddard Technology Corporation ("Goddard"), G & A Imaging, Ltd. ("G & A"), Castleworks LLC ("Castleworks") and E-Focus West LLC ("E-Focus West"). We are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates and our strategy includes building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

        Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If we do not successfully integrate the businesses we recently acquired or any businesses we may acquire in the future, our business will suffer.

We operate in foreign countries and are exposed to risks associated with foreign political, economic and legal environments and with foreign currency exchange rates.

        With our acquisition of G & A, we have significant foreign operations and are accordingly exposed to risks, including, among others, risks associated with foreign political, economic and legal environments and with foreign currency exchange rates. Our results may be adversely affected by, among other things, changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversions, remittance abroad and rates and methods of taxation.

ITEM 3. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    ImageWare's chief executive officer and its chief financial officer, after evaluating the effectiveness of ImageWare's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of such date, ImageWare's disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by ImageWare in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

        Changes in internal controls.    There have been no significant changes in ImageWare's internal controls since the Evaluation Date. ImageWare is not aware of any significant change in any other factor that could significantly affect its internal controls subsequent to the Evaluation Date.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1    Certification by Principal Executive and Financial Officers

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.
Date: November 14, 2002	By:	/s/ Wayne Wetherell Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant's Principal Financial and Accounting Officer)

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, S. James Miller, the Chief Executive Officer of ImageWare Systems, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of ImageWare Systems, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	By:	/s/ S. JAMES MILLER S. James Miller Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Wayne G. Wetherell, the Chief Financial Officer of ImageWare Systems, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of ImageWare Systems, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	By:	/s/ WAYNE G. WETHERELL Wayne G. Wetherell Chief Financial Officer

QuickLinks

IMAGEWARE SYSTEMS, INC. INDEX
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (AMOUNTS IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS) (UNAUDITED)
IMAGEWARE SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RISK FACTORS
  ITEM 3. CONTROLS AND PROCEDURES
  PART II
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002