Form 10KSB
period 2002-12-31
IMAGEWARE SYSTEMS INC
filed 2003-04-15
CIK 941685

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002.

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

(858) 673-8600 (Issuer’s Telephone Number, Including Area Code)
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

Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2002 were $18,255,693.

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer, based on the closing sales price of the issuer’s Common Stock on April 11, 2003 as reported on the American Stock Exchange was approximately $10,452,368.  Excluded from this computation were 263,206 shares of Common Stock held by all current executive officers and directors and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock.  Share ownership information of certain persons known by the issuer to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of April 11, 2003. Exclusion of shares held by any person or entity should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or the policies of the Registrant.

The number of shares of Common Stock outstanding as of April 11, 2003 was 5,489,390.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the fiscal year ended December 31, 2002. Certain Exhibits filed with the Registrant’s Registration Statement on Form SB-2 (333-93131), Registration Statement on Form S-3 (333-64192), Form 10-KSB for the Years Ended December 31, 2000 and December 31, 2001, Form 10-QSB for each of the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, March 31, 2002, and June 30, 2002, and Forms 8-K as filed with the Commission on August 13, 2001 and on May 24, 2002 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC.

2002 ANNUAL REPORT ON FORM 10-KSB

ii

C.R.I.M.E.S.®, Crime Capture Systems ®, Face ID®, Suspect ID®, Crime Lab®, Vehicle ID®, Epibuilder®, Episuite®, EdiGuard™, Castleworks®, ImageWare®, IDentifier® (for Windows), and WinBadge® are registered trademarks of the Company. Crime Web™, Pocket CCS™, CCS Capture™, CCS Retrieval™, Epiweb™, WinBadge Aviation™, WinBadge NT™, PC Pro™, PC Event™, PDI School Days+™, PDI ProLab™, PDI Studio™, PDI Green Screen™, and Picturemore™ are trademarks of the Company.

All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

PART I

The statements contained in this Annual Report of Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: our need for additional capital, fluctuations in our operating results, continued new product introductions, market acceptance of our new product introductions, new product introductions by competitors, technological changes in the digital imaging industry, uncertainties regarding intellectual property rights and the other factors referred to herein including, but not limited to, those items discussed under “Risk Factors” below.

ITEM 1. Description of Business.

Overview

ImageWare Systems, Inc. utilizes its digital imaging technology to provide stand alone, networked and web-based software solutions for secure credentials, biometrics, law enforcement and professional photography.   Our secure credential solutions enable the development of secure IDs & credentials, driver’s licenses, passports, national IDs, access control products, and custom,  biometric-based solutions for the aviation, transportation, government, education and private sectors.   Our law enforcement / public safety solutions provide comprehensive digital mugshot, booking, facial recognition, data sharing composite sketching and investigative technologies for federal, state and local government/law enforcement agencies.   Our professional photography solutions provide stand alone and Web-based technology to capture, enhance, manage and print digital images for professional photographers, photography studios and photo labs.

ImageWare’s law enforcement solutions group  provides solutions which enable agencies to quickly capture, archive, search, retrieve, and share digital photographs and criminal history records on a stand alone, networked, wireless or web-based platform. ImageWare develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our C.R.I.M.E.S. system consists of seven software modules: Crime Capture System (consisting of the Capture Module and the Retrieval Module), which provides a criminal booking system and related database; Face ID, which uses biometric facial recognition to identify suspects; Suspect ID, which facilitates the creation of full-color, photo-realistic suspect composites; Crime Lab, which allows officers to enhance and edit digital images; and Vehicle ID, which helps officers identify motor vehicles stolen or involved in a crime. In addition, we offer Crime Web, which provides access to centrally stored records over the Internet in a connected or wireless fashion, Pocket CCS which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device, and central repository services which allows for inter-agency data sharing on a local, regional, and/or national level.

ImageWare’s ID solutions group provides solutions  which empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. Our sales in the digital identification market were developed through our acquisitions of ITC, Goddard and G & A (discussed below). Our products in this market consist of EpiSuite, EpiWeb, EpiWeb Enterprise, Identifier for Windows, ID Card Maker, Winbadge NT and Winbadge Aviation. These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.

ImageWare’s Digital Photography group produces a suite of software for the professional photography market. The software allows professional photographers to digitally capture images, manipulate them to create a custom package or layout, then store the images with an associated database. They can then print the digital images themselves or send them via the Internet or CD to a professional lab for processing. Our products include PC Pro, PC Event, PDI School Days+, PDI Studio, PDI Pro Lab and PDI Green Screen. Our customers use the software products in a wide variety of ways including retail studio environments, on-location event photography and “picture day” at schools and day care centers. Our software products are sold through a dealer network and directly to major accounts. The PDI group also operates an e-commerce service, Picturemore.com, used by professional photographers to allow their customers to order re-prints and various service items. Our sales in the digital photography market were developed as a result of our acquisition of Castleworks and E-Focus West in August, 2001.

The Company, formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987.  From its inception to 1995, the Company designed and sold software products for the photo entertainment industry.  In late 1994, the Company sold its photo entertainment line of products, and utilized its core technologies to develop and sell products to law enforcement agencies.  From 1995 to early 2000 the Company’s business consisted of only its law enforcement product line.  The Company completed its initial public offering in April 2000.  At that time we recognized that our core imaging technology and know-how could be extended into other markets and we targeted the digital identification market for diversification.  It was a fragmented market which offered us the opportunity to establish market share through an acquisition program.  On August 22, 2000, the Company acquired Imaging Technology Corporation (“ITC”), a privately held developer of software and software systems for digital identification documents.  On September 29, 2000, the Company purchased Goddard Technology Corporation (“Goddard”), a privately held developer of software identification badging systems. On March 30, 2001, the Company purchased substantially all the assets of G & A Imaging Ltd. (“G & A”), a privately held developer of software and software systems for digital identification documents.  These three acquisitions, along with the internal development of digital ID solutions for some of our law enforcement customers, firmly placed the company in the market for digital ID software.  In 2001, ID software and systems became the company’s largest product segment.  In 2001 the Company began a program to consolidate its digital ID businesses and rationalize its costs with respect to that segment.

The company identified digital imaging systems for professional photographers as another market into which our core technology and capabilities could be extended.   This too was a fragmented industry which offered the opportunity to establish a significant market position through acquisition. On August 10, 2001, the Company acquired Castleworks LLC, a Nevada limited liability company (“Castleworks”), and E-Focus West LLC, a Nevada limited liability company (“E-Focus”), privately held providers of digital imaging software and systems for professional photographers.

The terrorist attacks on September 11, 2001 impacted all three of our business segments.  The law enforcement and digital identification markets, although seen as markets which would ultimately benefit from increased spending on security, were negatively impacted in 2002 by the tendency for the delay in purchasing decisions, awaiting guidance and funding from the government.  The attacks slowed the economy in general which had a negative impact on our professional photography segment.  As we recognized the impact September 11 was having on our markets we continued our efforts to reduce costs through continued consolidation of our businesses and cost reduction.  In early 2002 we closed our Massachusetts offices and moved the digital ID operations that were housed in that facility into our South Carolina offices.  In late 2002 we closed our Costa Mesa, California facility which housed our professional photography systems business and moved those operations into our facility in San Diego, California.

Industry Background

Law Enforcement and Public Safety Markets

The United States law enforcement and public safety markets are composed of federal, state and local law enforcement agencies.  Our target customers include local police departments, sheriffs’ departments and offices, primary state law enforcement agencies, special police agencies, county constable offices, and federal agencies such as the FBI and the DEA.

The federal government has promoted the development and use of nationwide criminal history record databases called the Interstate Identification Index 2000, or NCIC 2000, each consisting of on line national and regional databases dedicated to serving criminal justice agencies. The Interstate Identification Index is maintained by the FBI and includes persons arrested for felonies or serious misdemeanors. The FBI has indicated that this index will accept photographs in the future. We anticipate that the inclusion of digital images in these databases will increase the value of digital booking systems and the demand for facial recognition applications. Since the September 11, 2001 terrorist attack on the US there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of systems such as Imageware’s by law enforcement agencies at all levels.

We anticipate significant state and federal funding to be made available to law enforcement in the aftermath of the September 11, 2001 terrorist attacks and with the creation of the Homeland Defense Department.

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

Digital ID systems have historically been sold based upon the cost-savings digital systems offer over traditional photo-based systems. Furthermore, we believe that the ability to easily capture images and data in a digital database and to enable immediate and widespread access to that database for remote identification will be a functionality that customers will require in the future and that such functionality will be the primary driver for future growth within this market. With the acquisitions of ITC, Goddard and G & A, we are able to provide field-proven digital ID products with high quality reference accounts across the board in terms of size and complexity of systems and users. When combined with the proven facial recognition and web capabilities we currently offer with our law enforcement products, we believe we can provide a leading product offering into the ID market.

As with our law enforcement product offering, we believe that the September 11, 2001 terrorist attacks and subsequent creation of the Homeland Defense Department will accelerate the adoption of digital identification systems that can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges.

Digital Photography Market

We believe our technology also has potential applications in markets related to professional photography. Professional photographers can use our software to capture digital photos of subjects, allow re-touching of photos, manipulate the photos to change light, color, etc. and combine them with other photos, templates and text to create custom collages.

We believe the use of digital photography software and systems by professional photographers is growing because it allows them to capture quality images and either output them immediately or create a database with associated textual information that then can be efficiently printed by themselves or professional labs.

With the acquisition of Castleworks and E-Focus West we believe we are able to provide proven software and systems that allow professional photographers, labs and studios the ability to more efficiently manage their business through the use of digital images and associated databases. As camera, computer hardware and memory capabilities grow and their associated costs come down we anticipate the adoption of digital technology by the professional photography community to accelerate.

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

Our C.R.I.M.E.S. system consists of software modules, which may also be purchased individually. The Crime Capture System (including both the Capture Module and the Investigative Module) is our booking system and database. Our investigative modules are Face ID, Suspect ID, Crime Lab, Vehicle ID, CrimeWeb, and Pocket CCS.

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

CCS INVESTIGATIVE. This software module allows users to search the database created with CCS Capture. Officers can conduct text searches in many fields, including file number, name, alias, distinctive features, and other information such as gang membership and criminal history. CCS Retrieval creates a catalogue of possible matches, allowing officers or witnesses to save time by looking only at mugshots that closely resemble the description of the suspect. This module can also be used to create a line-up of similar facial images from which a witness may identify the suspect. CCS Retrieval can be used by a law enforcement agency’s satellite offices that need to access a database created and maintained at a central location using CCS Capture.

FACE ID. This software module uses biometric facial recognition and retrieval technology to help authorities identify possible suspects. Images taken from surveillance videos, digital sketches or photographs can be searched against a digital database of facial images to retrieve any desired number of faces with similar characteristics. This investigative module can also be used at the time of booking to identify persons using multiple aliases. Using biometrics-based technology, Face ID can search through thousands of facial images in a matter of seconds, reducing the time it would otherwise take a witness to flip through a paper book of facial images that may or may not be similar to the description of the suspect. Face ID then creates a selection of possible matches ranked in order of similarity to the suspect, and a percentage confidence level is attributed to each possible match. Face ID incorporates search engine technology which we license from Identix, Inc.

SUSPECT ID. This software module allows officers and witnesses to quickly create full-color, photo-realistic suspect composites. The digital composites are constructed from libraries of facial features based upon actual color photographs of such features. Suspect ID allows officers with minimal computer training and artistic talent to create a suspect composite by pointing and clicking with a mouse. This module can be installed on a laptop computer and taken into the field, allowing officers to conduct interviews and create composites before witnesses’ memories fade. For rapid identification, officers can distribute completed composites within minutes via fax or e-mail.

CRIME LAB. This software module allows officers to enhance and edit digital images. Using Crime Lab, an officer can update old images, create non-prejudicial line-ups, remove distracting backgrounds and enhance the quality of surveillance videos.

VEHICLE ID. This software module helps officers identify motor vehicles which may have been stolen or involved in a crime. Vehicle ID’s comprehensive database includes images and text information for over 1,000 vehicle makes and models and can be searched using many fields, including physical features and Vehicle Identification Number. Images of vehicles similar to the suspect vehicle can be viewed from front, rear, side or three quarter angles and can be depicted in any color. A color copy of the suspect vehicle can then be produced and immediately broadcast, printed or faxed to officers in the field.  Vehicle ID also incorporates Vehicle Identification Number software provided by the National Insurance Crime Bureau.

CRIME WEB. This Web-based investigative software tool enables authorized personnel to access and search a county’s booking records stored on ImageWare’s Crime Capture System through a standard web browser from within the county’s intranet. Crime Web allows remote access to the Crime Capture System database without requiring the user to be physically connected to the customer’s network. Crime Web requires only that the user have access to the Internet and authorization to access the county’s intranet.

POCKET CCS. Pocket CCS is a powerful investigative tool that allows officers to access Crime Capture System (CCS) booking photos and related data in the field on a handheld Pocket PC compatible device.

Identification

Our Digital Identification Products consist of the following products:

EPISUITE. This is a software application for creating and managing personal identification cards. It is designed to integrate with our customers’ existing security and computing infrastructure. We believe that this compatibility may be an appealing feature to corporations, government agencies, transportation departments, school boards, and other public institutions.

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

EPIWEB ENTERPRISE. This product is a highly-secure web-based corporate identification management system. We believe it is the only software on the market today that provides complete employee credential lifecycle management enabling companies to control badge issuance, validate badge holder, control badge production, and track badge issuance. With ImageWare customization services, EPIWEB Enterprise can be tailored for unique card approval processes, to transfer personnel information automatically from Human Resources Systems to eliminate re-keying of data, and even activate cards in a branch office access control system. This Internet browser-based application is easily deployed compared to traditional client-server systems that require software and hardware installation. EPIWEB’s central database empowers security personnel to ensure that the right ID cards get issued to the right people across the entire enterprise.

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

WINBADGE AVIATION. This product, designed for the airport industry has numerous features, from tracking badges to ensuring proper security training. It also tracks driver training, driver violations and information required by companies authorized to request the issuance of ID cards. Accelerator keys minimize the need for moving a computer mouse in a high badge production environment. Keyboard control of camera pan, tilt, and zoom also minimize operator movement.

IDENTIFIER FOR WINDOWS. This family of products combines the ability to capture photographic images digitally with the ability to create a database and to print identification cards. Identifier for Windows offers a powerful, versatile, and user-friendly application which can be used by schools, hospitals, corporations or governments.

ID CARD MAKER. The ID Card Maker family of products provides substantially the same capabilities as Identifier for Windows and is sold and supported by Polaroid Corporation’s authorized dealers within the United States.

In addition to the software systems listed above, we may provide our customers with hardware (printers, laminators, cameras) and/or cardware (cards, security features, printer ribbons) purchased from third parties.  Internationally we sell these products under the EdiGuard tradename.

Digital Photography

Our professional photographer products consist of the following products:

PC PRO.  This software allows professional photographers to reduce, enlarge, crop, retouch, density-correct, color balance, manipulate, adjust and change digital photos. Users can also create multi-image compositions and design layouts. This software allows a photographer to create collages and layouts, along with personalized text or graphics. Photos can be rendered for output to printers or for posting to a photographer’s website. This software is used by photographers for a variety of uses including for taking pictures in the studio of individuals and families.

PC EVENT.  This software allows for on location event photography such as sporting events, team photos and dances. Images can be outputted at the remote site, a photographer’s studio or a centralized lab facility.

PDI SCHOOL DAYS+.  This software allows professional photographers who market their services to schools to efficiently capture students’ images and associated text. Then the images can be printed or sent to a lab for processing via CD or the Internet. Also the images can be used for ID badges, class rosters and other associated uses. A photographer can also use the capture module to photograph dances and other events.

PDI STUDIO – The software allows for a seamless workflow of digital images in a studio environment.  A professional photographer or their staff captures an image using a digital camera, transfers the image into the presentation software where it is reviewed with the customer and added to a package or order, then printed on-site or output to a lab for touch-up and printing.  The product includes a database for order tracking and customer information.  That database can be used in a stand-alone mode or integrated with point-of-sale, accounting or other management software.

PDI GREEN SCREEN.  This software is a plug-in option to both PC PRO and PC EVENT that allows for the digital capture of images against a blank “green screen” background so that the image can be digitally transposed onto a fantasy layout.

PICTUREMORE.  Picturemore.com is a web hosting service that allows professional photographers the ability to post photos so that their customers can order additional prints and service items.

Maintenance and Customer Support

As part of our installation of a system, we offer to train our customers’ employees as to the effective use of our products. We offer training both on-site and at our facilities. We offer on-site hardware support to our customers, generally within 24 hours of the customer request. Customers can contract with us for technical support that enables them to use a toll free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our customers operate around the clock and perceive our systems as critical to their day to day operations, a very high percentage contract for technical support. Providing customer support services typically provides us with annual revenue of 15% to 20% of the initial sales price of the hardware and software purchased by our customers.

Software Customization and Fulfillment

We directly employ computer programmers and also retain independent programmers to develop our software and perform quality control. We provide customers with software that we specifically customize to operate on their existing computer system. We work directly with purchasers of our system to ensure that the system they purchase will meet their unique needs. We configure and test the system either at our facilities or on-site and conduct any customized programming necessary to connect the system with any legacy systems already in place.  We can also provide customers with a complete computer hardware system with our software already installed and configured. In either case, the customer is provided with a complete turnkey solution which can be used immediately. When we provide our customers with a complete solution including hardware, we use off-the-shelf computers, cameras and other components purchased from other companies such as IBM or Compaq. Systems are assembled and configured either at our facilities or at the customer’s location.

Our Strategy

Key elements of our strategy for growth include the following:

Penetrate the Access Control and Identification Markets

We believe security issues are becoming increasingly important among public agencies, corporations, hospitals, universities and similar organizations. We believe that the September 11, 2001 terrorist attacks and the subsequent establishment of the Homeland Defence Department will accelerate the adoption of digital identification systems that can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges. Using our products, an organization can create picture IDs that correspond to images in a digital database. A security guard can stop an individual and quickly and accurately check his identity against a database of authorized persons, and either allow or deny access as required. Our technology can also be applied in other markets to facilitate activities such as voter registration, immigration control and welfare fraud identification.

We believe that biometric identifiers are becoming recognized and accepted as integral components to the identification process.  As biometric technologies (facial recognition, fingerprint, iris, etc) are adopted, identification systems must be updated to enable their use in the field.  We have built our solutions to enable the incorporation of one or multiple biometrics, which can be associated with a record and stored both in a database and on a card for later retrieval and verification.  We believe the increasing demand for biometric technology will drive demand for our solutions which enable their use by end users.

Fully Exploit the Expanding Law Enforcement and Public Safety Markets

We intend to use our successful installations with customers such as the Arizona Department of Public Safety as reference accounts and to aggressively market C.R.I.M.E.S. as a superior technological solution. The majority of our recent sales have been and will be from sales of the Crime Capture System. We will focus our sales effort in the near term to establish the Crime Capture System as the mug shot system adopted in as many countries, states and large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer’s region and in neighboring regions. In addition, we plan to market our complementary investigative modules to the customer, including Face ID, Suspect ID, Crime Lab, Vehicle ID, CrimeWeb, and Pocket CCS. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenues from sales of those modules, will also grow.

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

Develop the Internet and Wireless Capabilities Of Our Products

One of our latest software modules, Crime Web, allows users to use the Internet or secure intranets to conduct investigative searches of digital booking systems. Crime Web includes the most frequently used investigative features of the Crime Capture System to allow users to retrieve single images, conduct searches based on one or more parameters, create digital line-ups and print retrieved records. We are also currently developing an Internet-based version of Face ID that will allow investigators to use the Internet to compare the digital image of an unknown suspect with a database of images using biometrics-based technology. Our Internet products will allow users to quickly access and share images via the Internet while maintaining the security and integrity of databases, thereby encouraging the widespread dissemination and sharing of criminal information among law enforcement agencies. Since the September 11, 2001 terrorist attacks there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of digital booking technology with Internet and wireless capabilities by law enforcement agencies at all levels.

We are also developing Internet modules for our identification software which will provide the same remote access capabilities for our ID customers.

For the digital identification market, we created the products EPIWEB and EPIWEB ENTERPRISE. EPIWEB was created for ID service bureau organizations to provide their customers with the ability to design and create personal identification cards, including personnel information, using an Internet browser. EPIWEB can help streamline service bureau administration by managing the recruitment of customers and the printing, billing and shipment of orders. EPIWEB ENTERPRISE was created to provide a highly-secure web-based corporate identification management system. It enables companies to control badge issuance, validate badge holder, control badge production, and track badge issuance.  This Internet browser-based application is easily deployed, compared to traditional client-server systems that require software and hardware installation. EPIWEB ENTERPRISE’S central database empowers security personnel to ensure that the right ID cards get issued to the right people across the entire enterprise.

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

Sales And Marketing

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. We have sales and account representatives based in Canada, Germany, and Singapore and domestically in Massachusetts, Pennsylvania, Georgia, South Carolina, Florida, and California.  Geographically, our sales and marketing force consists of 24 persons in the United States, 3 persons in Canada, 5 persons in Germany and 1 person in Singapore.

Each of our product groups has a direct sales organization all of which are supported by a common marketing organization.  Our sales professionals are supported by our technical experts who are available by telephone and conduct on-site customer presentations.

The typical sales cycle for our Crime Capture System includes a pre-sale process to define the potential customer’s needs and budget, an on-site demonstration and conversations between the potential customer and existing customers. Government agencies are typically required to purchase large systems by including a list of requirements in a Request For Proposal, known as an “RFP,” and by allowing several companies to openly bid for the project by responding to the RFP. If our response is selected, we enter into negotiations for the contract and, if successful, ultimately receive a purchase order from the customer. This process can take anywhere from a few months to over a year.

Our ID products are sold to large integrators, direct via our sales force and to end users through distributors. Depending on the customer’s requirements, there may be instances that require an RFP. The sales cycle can vary from a few weeks to a year.

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

We promote our products through trade journal advertisements, direct mail and attendance at industry trade shows, including those sponsored by the International Association for Law Enforcement, the International Association for Identification, CARDTECH/SECURETECH, the American Society of Industrial Security and the International Association of Chiefs of Police. In the professional photography market, we also attend the Professional Photographers’ Association and the Photography Marketing  Association trade shows. We also target other media through public relations efforts, including non-industry publications, daily newspapers, local and national news programs, and television programs related to law enforcement. Articles regarding our products have appeared in Business Week, Los Angeles Times, Chicago Tribune, The Wall Street Journal and a number of other publications.

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

Customers

We have a wide variety of domestic and international customers. Most of our C.R.I.M.E.S. customers are government agencies at the federal, state and local levels in the United States. Our products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. The customer base for our digital identification systems includes domestic and foreign government agencies, universities, airports, and private sector companies, many of which are Fortune 500 or Fortune 1000 companies. Customers for our C.R.I.M.E.S. products may be customers for our identification systems as well. Our current customer base for digital photography systems includes professional photographers, labs and studios in the US and Canada.  In 2002, one customer, PT Nuansa Anagorindo Sejahtera, accounted for 18% of our revenues.

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

Our law enforcement product line faces competition from other companies such as Printrak International, Inc., DataWorks Plus, and Digital Descriptor Systems, Inc. Internationally, there are often a number of local companies offering solutions in most countries. Many of our competitors’ products in this niche offer basic image capture and storage, but lack the functionality of integrated investigative products, including facial recognition and image editing and enhancement.

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

Digital Photography Market

The market to provide digital systems to the professional photography market is evolving and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

•                                            our Development and Licensing Agreement with Eastman Kodak Company (“Kodak”) as a supplier of software that is bundled with their cameras and/or  printers;

•                                            our Development and Licensing Agreement  with Mitsubishi Digital Electronics America (Mitsubishi) as a supplier of software that is bundled with their printers;

•                                            our Licensing Agreement with Herff Jones who is a major supplier of services to the school photography market

•                                            a strong product mix comprised of applications for photographers, labs and studios;

•                                            our dealer and qualified lab network;

•                                            our support and training infrastructure;

•                                            our ability to offer a package including software and our web hosting service; and

•                                            the usability and functionality of our products.

Our software faces competition from Express Digital Inc., Photolynx, Pixel Photographies and Tri-Prism, Inc.  Kodak and Fuji Photo Film Co., Ltd. also offer professional photographers a solution that facilitates the flow of images from the studio to professional lab that offers some of the functionality of our PDI Studio software solution.

Intellectual Property

We rely on  trademark, trade secret, and copyright laws and confidentiality and license agreements to protect our intellectual property. We have several unregistered and federally registered trademarks including the trademark ImageWare, as well as trademarks for which there are pending trademark registrations with the United States Patent & Trademark Office.  We license and depend on intellectual property from third parties for our facial recognition product. We license search engine technology from Identix. Our license from Identix is on a nonexclusive, worldwide basis and expires in October 2003.

Research And Development

Our research and development team is made up of 35 programmers, engineers and other employees. We spent approximately $2.1 million on research and development in each of 2002 and 2001. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the law enforcement, identification and digital photography markets.

Employees

As of March 13, 2003, we had a total of 118 full-time employees. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

RISK FACTORS

WE CURRENTLY HAVE LIMITED CASH RESOURCES AND NEED ADDITIONAL FUNDING TO FINANCE OUR WORKING CAPITAL REQUIREMENTS DURING THE NEXT TWELVE MONTHS.

We currently require financing to fund our anticipated working capital requirements during the next twelve months. We anticipate that our existing resources will not be sufficient to enable us to maintain our current and planned operations for the next twelve months and the report of our independent accountants included with this annual report.  The report includes an explanatory paragraph regarding our ability to continue as a going concern. We are seeking additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity to raise additional funds, our existing shareholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding Common Stock. Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. In addition, our ability to raise additional capital may be dependent upon the Company’s Common Stock being listed on the American Stock Exchange. We cannot guarantee that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $35.3 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of December 31 2002, we had an accumulated deficit of $35.3 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

The provisions of our outstanding Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of ImageWare’s business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of December 31, 2002, the Company had cumulative undeclared dividends of $146,337.

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

WE HAVE SIGNIFICANT SALES AND RECEIVABLE BALANCES FROM ONE CUSTOMER.

A substantial portion of our revenues and accounts receivable balances are dependent upon one customer.  If we fail to continue to sell to this customer and collect these accounts receivable we may experience insufficient funds which may affect our ability to effectively implement our business plan causing our business to be significantly harmed.  Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.

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

WE OCCASIONALLY RELY ON SYSTEMS INTEGRATORS TO MANAGE OUR LARGE PROJECTS, AND IF THESE COMPANIES DO NOT PERFORM ADEQUATELY, WE MAY LOSE BUSINESS.

We are occasionally a subcontractor to systems integrators who manage large projects that incorporate our systems, particularly in foreign countries. We cannot control these companies, and they may decide not to promote our products, or they may price their services in such a way as to make it unprofitable for us to continue our relationship with them. Further, they may fail to perform under agreements with their customers, in which case we might lose sales to these customers. If we lose our relationships with these companies, our business may suffer.

WE RELY ON A LICENSE OF TECHNOLOGY FROM IDENTIX, INC., AND THIS LICENSE MAY BE TERMINATED IN THE FUTURE.

We depend on a licensing arrangement with Identix for technology related to the search engine used in our systems. Our current licensing arrangement with Identix terminates October 1, 2003. If Identix becomes unable or unwilling to continue to license us this technology or to renew the terms of this license, we will have to identify or develop acceptable alternative sources of this technology, which could take up to three months or longer. Any significant interruption in our ability to identify and contract with alternative providers of similar technology or to develop our own search engine would result in delivery delays, which could harm our customer relationships and our business and reputation.

WE DO NOT HAVE U.S. OR FOREIGN PATENT PROTECTION FOR OUR PRODUCTS, AND A COMPETITOR MAY BE ABLE TO REPLICATE OUR TECHNOLOGY.

Our business is based in large part on our technology, and our success depends in part on our ability and efforts to protect our intellectual property rights. If we do not adequately protect our intellectual property through copyrights and various trade secret protections afforded to us by law, our business will be seriously harmed. We do not have patent protection for our products.

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

WE HAVE ACQUIRED SEVERAL BUSINESSES AND FACE RISKS ASSOCIATED WITH INTEGRATING THESE BUSINESSES AND POTENTIAL FUTURE BUSINESSES THAT WE MAY ACQUIRE.

We completed the acquisitions of Imaging Technology Corporation (“ITC”), Goddard Technology Corporation (“Goddard”), G & A Imaging, Ltd. (“G & A”), Castleworks LLC (“Castleworks”) and E-Focus West LLC (“E-Focus”). We plan to continue to review potential acquisition candidates, and our business and our strategy includes building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

Acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. If we do not successfully integrate the businesses we may acquire in the future, our business will suffer.

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

ITEM 2. Description of Property.

Our corporate headquarters are located in San Diego, California where we occupy approximately 16,000 square feet of office space. Our lease for this facility continues through July 2003 at a cost of approximately $24,600 per month. We are evaluating other properties in the vicinity as well as working with our existing landlord to determine how best to meet our facility needs after July 2003.  Vacancy rates in our vicinity are relatively high and we do not foresee any difficulties meeting our space requirements.  We occupy approximately 26,685 square feet of office space in Stuttgart, Germany until September 2006 at a cost of approximately $14,200 per month. We occupy 10,000 square feet in Gatineau, Province of Quebec. These premises are leased until May 2006 at a cost of approximately $10,000 per month. We occupy approximately 5,500 square feet in Greenville, South Carolina. These premises are leased until December 2006 at a cost of approximately $5,400 per month.  We have under lease approximately 4,489 of office space in Costa Mesa, California at a cost of approximately $10,500 per month. These premises are leased until July 2005. In the fourth quarter of 2002, we moved this operation to our San Diego, California office and are working to sublease this facility. We occupy approximately 1,700 square feet in Singapore.  These premises are leased until August 2005 at a cost of approximately $1,300 per month.

ITEM 3. Legal Proceedings.

We are involved in certain legal proceedings generally incidental to our normal business activities. While the outcome of such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters should have a material effect on our financial position, results of operations or cash flows.

As disclosed in our Quarterly Report, Form 10-QSB as filed with the Commission on May 15, 2002, The Massachusetts Institute of Technology and Electronics for Imaging filed a lawsuit against several defendants, including us.  As of January 30, 2003, we entered into a settlement agreement in which the plaintiffs agreed to dismiss the lawsuit, with prejudice, in exchange for the payment of a settlement fee.  The amount of the settlement was not significant and is recorded in the Company's financial statements at December 31, 2002.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our Common Stock is quoted under the symbol “IW” on the American Stock Exchange.

The following table sets forth the high and low sales prices for our Common Stock as reported by the American Stock Exchange for each quarter in 2001 and 2002:

2001 Fiscal Quarters	High	Low
First Quarter	$6.850	$4.000
Second Quarter	$6.444	$4.000
Third Quarter	$8.140	$2.450
Fourth Quarter	$9.350	$4.500

2002 Fiscal Quarters	High	Low
First Quarter	$6.890	$4.420
Second Quarter	$6.490	$3.270
Third Quarter	$3.700	$1.400
Fourth Quarter	$4.340	$1.660

There is no public trading market for our preferred stock.

Holders.

As of April 11, 2003 there were approximately 134 holders of record of our Common Stock.

Dividends.

We have never declared or paid dividends on our Common Stock and do not anticipate paying any cash dividends on our shares of Common Stock in the foreseeable future. Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock. As of December 31, 2002, the Company had cumulative undeclared dividends of $146,337.

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

As of December 31, 2002

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1994 Employee Stock Option Plan	121,708	$5.28	28,245
1994 Nonqualified Stock Option Plan	18,957	$8.39	-0-
1999 Stock Option Plan	347,400	$6.65	1,660
Equity compensation plans not approved by security holders
2001 Equity Incentive Plan	909,613	$3.64	89,655
Total	1,397,678	$4.59	119,560

Plan Descriptions:

2001 Equity Incentive Plan:  For a summary of the material terms of the 2001 Equity Incentive Plan, please see Note 11 to the financial statements included in this annual report on Form 10-KSB.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere within this report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for our products such as the timing of new product introductions by us and by our competitors and our customers’ political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

We utilize our imaging technology to develop software used to create booking and investigative software solutions, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses ImageWare’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB, beginning on page F-7.

Revenue recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. ImageWare Systems, Inc. recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgment. Critical items that are considered in this process are the degree of customization and related labor hours necessary to complete the required work as well as ongoing estimates of the future labor hours needed to complete the contract. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of identification card media and other software. Revenue for these items is recognized upon delivery of these products to the customer. The Company also generates revenue from the sale of professional digital photography software. Revenue for these items is recognized upon delivery of these products to the customer.

Allowance for doubtful accounts

ImageWare Systems, Inc. must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was $3,295,000, net of allowance for doubtful accounts of $410,000 as of December 31, 2002.  As of December 31, 2002, one customer accounted for 26% of total accounts receivable.

Valuation of goodwill and other intangible assets

We assess impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•               Significant underperformance relative to historical or expected future operating results;

•               Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•               Significant negative industry or economic trends;

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to $6,859,000 as of December 31, 2002. The Company has recorded goodwill and other net intangibles of $6,402,000 at December 31, 2002 resulting from its acquisitions of G & A and Castleworks and E-Focus on March 30, 2001 and August 10, 2001, respectively.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.  Completion of our initial impairment test indicated there was no goodwill impairment.  We also performed our annual impairment review as of December 31, 2002 based upon our 2003 operating plan.  This annual impairment review indicated there was no goodwill impairment.  Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit's carrying value as of that date. Our reporting units are Law Enforcement, Identification and Digital Photography. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.  There can be no assurance that goodwill impairment will not occur in the future.

The selected statement of operations data and balance sheet data presented below set forth a summary of data relating to our results of operations. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

STATEMENT OF OPERATIONS DATA:

	Year Ended December 31,
	2002	2001
Revenues	$18,255,693	$16,253,005
Cost of revenues	$8,296,447	$7,199,274
Gross profit	$9,959,246	$9,053,731
Operating expenses	$14,089,018	$15,287,679
Loss from operations	$(4,129,772)	$(6,233,948)
Interest expense (income), net	$652,392	$(127,405)
Other (income) expense, net	$(53,575)	$11,194
Loss before income taxes and extraordinary items	$(4,728,589)	$(6,117,737)
Income tax benefit	$120,341	$(184,828)
Net loss	$(4,848,930)	$(5,932,909)
Basic loss per share	$(0.90)	$(1.22)
Weighted average shares (basic and diluted)	5,483,973	4,937,588

	Year Ended December 31,
	2002	2001
BALANCE SHEET DATA
Cash	$214,937	$387,773
Accounts receivable, net	$3,294,932	$4,475,787
Inventories	$1,882,082	$950,203
Other current assets	$422,382	$990,786
Property and equipment, net	$1,040,915	$1,188,899
Intangibles, net	$1,561,545	$2,478,298
Goodwill	$5,297,627	$4,838,317
Total assets	$14,518,246	$15,843,630
Total current liabilities	$6,958,314	$6,108,313
Long-term liabilities	$1,658,432	$209,569
Total liabilities	$8,616,746	$6,317,882
Total shareholders’ equity	$5,901,500	$9,525,748

YEARS ENDED DECEMBER 31, 2002 AND 2001

The following management’s discussion and analysis of financial condition and results of operations is based upon our law enforcement, identification and digital photography segments.

Net Product Revenues	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2001	$ Change	% Change
Product revenues:
Law Enforcement	$2,065,121	$3,887,648	$(1,822,527)	-47%
Percentage of total net product revenue	13%	28%
Identification Group	$12,160,050	$9,286,713	$2,873,337	31%
Percentage of total net product revenue	80%	67%
Digital Photography	$890,595	$722,833	$167,762	23%
Percentage of total net product revenue	6%	5%
Total net product revenues	$15,115,766	$13,897,194	$1,218,572	9%

Product revenues increased 9% from $13,897,000 for the year ended December 31, 2001 to $15,116,000 for the corresponding period in 2002. Product revenues related to our law enforcement products decreased 47% from $3,888,000 for the year ended December 31, 2001 to $2,065,000 for the corresponding period in 2002. We believe that the decrease in law enforcement product revenues is reflective of a decrease in government procurement.  We believe that the increase in terrorism during the past year has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases. We also believe that government agencies and private entities will react to the increased terrorism by reevaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s products, however, we cannot predict the timing of the shift in demand.

Product revenues from identification card systems, software and related consumables increased 31% from $9,287,000 for the year ended December 31, 2001 to $12,160,000 for the corresponding period in 2002 due primarily to the effect of our acquisitions of G & A on March 30, 2001. Revenues also increased due to higher sales of hardware and print media consumables driven primarily by increased demand for out next generation card printer and related print media consumables.  We believe that government agencies and private entities will react to increased terrorism by reevaluating and upgrading their ability to positively identify and track their employees, consultants and visitors.

Revenues related to our digital photography products increased 23% or $168,000 for the twelve months ended December 31, 2002 as compared to the corresponding period in 2001.  This revenue increase is due primarily to our acquisition of this business August 10, 2001.  On an annualized basis, revenues related to our Digital Photography products decreased due primarily to our selling of software only solutions in 2002 as compared to 2001 which included significant sales of hardware.

Our backlog of product orders as of December 31, 2002 was approximately $602,000.

Maintenance Revenues	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2001	$ Change	% Change
Maintenance revenues :
Law Enforcement	$2,182,524	$1,734,202	$448,322	26%
Percentage of total net maintenenance revenue	69%	74%
Identification Group	$928,403	$613,089	$315,314	51%
Percentage of total net maintenenance revenue	30%	26%
Digital Photography	$29,000	$8,520	$20,480	240%
Percentage of total net maintenenance revenue	1%	0%
Total net maintenance revenues	$3,139,927	$2,355,811	$784,116	33%

Maintenance revenues increased 33% from $2,356,000 for the year ended December 31, 2001 to $3,140,000 for the corresponding period in 2002. Maintenance revenues related to law enforcement products increased 26% from $1,734,000 for the year ended December 31, 2001 to $2,183,000 for the corresponding period in 2002. This increase is due primarily to the expansion of our installed base in the law enforcement market. Maintenance revenues related to identification products increased $315,000 during the year ended December 31, 2002 due primarily to our acquisition of G & A on March 30, 2001.

Cost of product revenues	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2001	$ Change	% Change
Cost of Product Revenues:
Law Enforcement	$787,819	$1,348,305	$(560,486)	-42%
Percentage of Law Enforcement product revenue	38%	35%
Identification Group	$6,073,574	$4,132,441	$1,941,133	47%
Percentage of Identification Group product revenue	50%	44%
Digital Photography	$198,738	$402,872	$(204,134)	-51%
Percentage of Digital Photography product revenue	22%	56%
Total product cost of revenues	$7,060,131	$5,883,618	$1,176,513	20%
Percentage of total product revenues	47%	42%

Cost of law enforcement product revenue as a percentage of law enforcement product revenue increased 3% from 35% for the year ended December 31, 2001 to 38% for the corresponding period in 2002.  This percentage change is due to the product mix of law enforcement product sales.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content included in systems installed during a given period.  The dollar decrease of $560,000 or 42% for the twelve months ended December 31, 2002 as compared to the corresponding period in 2001 reflects the decrease in law enforcement revenues in 2002.

Costs of identification products increased 47% from $4,132,000, or 44% of revenue, for the year ended December 31, 2001 to $6,074,000, or 50% of revenue, for the corresponding period in 2002. Cost of identification products as a percentage of identification product revenue can vary depending upon factors such as product mix, hardware and software content and amount of identification card media sold. The dollar increase of $1,941,000 reflects the acquisition of G & A, completed on March 30, 2001, and the inclusion of G & A’s cost of product revenues for twelve months in 2002 versus nine months in 2001 based on the date of acquisition.

Costs of Digital Photography product revenues as a percentage of Digital Photography product revenues decreased from 56% for the twelve months ended December 31, 2001 to 22% for the corresponding period in 2002.  Both the percentage decrease and dollar decrease reflects 2002 product sales of software only solutions as compared to hardware and software solutions sold in 2001.

Maintenance cost of revenues	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2001	$ Change	% Change
Maintenance cost of revenues:
Law Enforcement	$786,348	$968,734	$(182,386)	-19%
Percentage of Law Enforcement maintenance revenue	36%	56%
Identification Group	$449,968	$171,328	$278,640	163%
Percentage of Identification maintenance revenue	48%	28%
Digital Photography	$-	$594	$(594)	N/A
Percentage of Digital Photography maintenance revenue	-%	7%
Total maintenance cost of revenues	$1,236,316	$1,140,656	$95,660	8%
Percentage of total maintenance revenues	39%	48%

Cost of law enforcement maintenance revenue decreased 19% from $969,000, or 56% of law enforcement maintenance revenue for the year ended December 31, 2001 to $786,000, or 36% of law enforcement maintenance revenues for the corresponding period in 2002. The percentage decrease of law enforcement cost of sales to law enforcement maintenance revenues is due to a larger revenue base over which to absorb fixed maintenance costs. Also contributing to the reduction in cost of law enforcement maintenance revenues was the movement of certain help desk functions to our Canadian office resulting in lower personnel costs.

Costs of identification maintenance revenues increased 163% from $171,000 or 28% of identification maintenance revenue for the year ended December 31, 2001 to $450,000 or 48% of identification maintenance revenues for the corresponding period in 2002.  The dollar increase of $279,000 is reflective of our timing of our acquisition of G & A and the inclusion of maintenance cost of revenues for an entire twelve month period in 2002 as compared to only nine months in 2001 along with higher costs of maintenance revenues internationally.

Product gross profit	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2001	$ Change	% Change
Law Enforcement	$1,277,302	$2,539,343	$(1,262,041)	-50%
Percentage of Law Enforcement product revenue	62%	65%
Identification Group	$6,086,476	$5,154,272	$932,204	18%
Percentage of Identification product revenue	50%	56%
Digital Photography	$691,857	$319,961	$371,896	116%
Percentage of Digital Photography product revenue	78%	44%
Total product gross profit	$8,055,635	$8,013,576	$42,059	1%
Percentage of total product revenues	53%	58%

Law enforcement product gross margins as a percentage of law enforcement product revenues decrease from 65% for the twelve months ended December 31, 2001 to 62% for the corresponding period in 2002. This percentage change is due to the product mix of law enforcement product sales.  Gross profit of law enforcement products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content included in systems installed during a given period.  The dollar decrease of $1,262,000 or 50% for the twelve months ended December 31, 2002 as compared to the corresponding period in 2001 reflects the decrease in law enforcement revenues in 2002.

Gross margins related to identification products as a percentage of identification product revenue decreased from 56% of revenues for the year ended December 31, 2001 to 50% of revenues for the corresponding period in 2002. Gross profit of identification products as a percentage of identification product revenue can vary depending upon factors such as product mix, hardware and software content and amount of identification card media.  The dollar increase of $932,000 reflects the acquisition of G & A, completed on March 30, 2001, and the inclusion of G & A’s product gross margins for twelve months in 2002 versus nine months in 2001 based on the date of acquisition.

Maintenance gross profit	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2001	$ Change	% Change
Maintenance gross profit
Law Enforcement	$1,396,177	$765,468	$630,709	82%
Percentage of Law Enforcement product revenue	64%	44%
Identification Group	$478,434	$441,761	$36,673	8%
Percentage of Identification product revenue	52%	72%
Digital Photography	$29,000	$7,926	$21,074
Percentage of Digital Photography maintenance revenue	100%	93%
Total maintenance gross profit	$1,903,611	$1,215,155	$688,456	57%
Percentage of total maintenance revenues	60%	52%

Gross profit related to law enforcement maintenance revenues increased 82% from $765,000 or 44% of law enforcement maintenance revenue for the twelve months ended December 31, 2001 to $1,396,000 or 64% of law enforcement revenues for the corresponding period in 2002. This increase is reflective of a larger maintenance revenue base over which to absorb fixed maintenance costs in conjunction with lower personnel costs resulting from the movement of certain help desk function to our Canadian office resulting in lower personnel costs.

Gross profit related to identification maintenance revenues increased 8% from $442,000 or 72% of identification maintenance revenues for the year ended December 31, 2001 to $478,000 or 52% for the corresponding period in 2002.

Operating expenses	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2001	$ Change	% Change

General & administrative	$6,911,228	$6,631,995	$279,233	4%
Percentage of total net revenue	38%	41%
Sales and marketing	$4,204,613	$4,120,881	$83,732	2%
Percentage of total net revenue	23%	25%
Research & development	$2,078,777	$2,090,054	$(11,277)	-1%
Percentage of total net revenue	11%	13%
Depreciation and amortization	$894,400	$2,444,749	$(1,550,349)	-63%
Percentage of total net revenue	5%	15%

General and administrative expenses

General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses, as a percentage of total revenues, decreased from 41% for the year ended December 31, 2001 to 38% for the corresponding period in 2002. This decrease is reflective of our efforts in 2002 to consolidate certain functions and existing infrastructures while maintaining operational efficiencies. The dollar increase is also reflective of these efforts as the year ending December 31, 2002 contains a full twelve months of the acquired infrastructure of G & A and Digital Photography as compared to the 2001 year which contains the expenses from the date of acquisition through the end of the year.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total revenues, decreased from 25% for the year ended December 31, 2001 to 23% for the corresponding period in 2001. The dollar increase of $84,000 or 2% is due primarily to the acquired sales and marketing force of G & A, Castleworks, and E-Focus being included in the results of operations for twelve months in 2002 as compared nine months for G &A and five months for Castleworks and E-Focus based on the date of acquisition of these businesses in 2001.

Research and development expenses

Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses, as a percentage of total net revenues, decreased from 13%, or $2,090,000 for the year ended December 31, 2001 to 11%, or $2,079,000 for the corresponding period in 2002. This level of research and development expenditures reflects our belief that to maintain our competitive position in markets characterized by rapid rates of  technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and amortization

Depreciation and amortization decreased $1,550,000 from $2,445,000 for the year ended December 31, 2001 to $894,000 for the corresponding period in 2002. This decrease is due primarily from our adoption of the provisions of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Seperable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.  The amortization provisions of FAS 142 applied immediately to and intangible assets acquired after June 30, 2001.  For the twelve months ended December 31, 2001, we recorded amortization expense of approximately $1,609,000 related to goodwill and acquired workforce that is no longer being amortized in fiscal year 2002 under the provisions of FAS 142.

Stock-based compensation

For the years ended December 31, 2002 and 2001, we recognized non-employee stock-based compensation expense of $0 and $35,000 respectively, related to the issuance of stock purchase warrants as compensation for services rendered. During the year ended December 31, 2002, no warrants were provided as compensation for services rendered.  Such expenses are classified as part of general and administrative expense.

Interest expense, net

For the year ended December 31, 2002, we recognized interest income of $49,000 and interest expense of $701,000. For the year ended December 31, 2001, we recognized interest income of $185,000 and interest expense of $58,000. Interest income decreased due to lower levels of cash and cash equivalents held in interest bearing accounts, resulting primarily from our use of cash to fund our net loss.  Interest expense increased due to increases in notes payable and line of credit facilities the proceeds of which were used to fund operations.

In May 2002, the Company issued a senior secured promissory note for $2,000,000 at an interest rate of 12.5%, due May 22, 2004.  The note is convertible into common shares of the Company at $4.31 per share.  In conjunction with the note, the Company issued a warrant to purchase 150,000 shares of common stock at $4.74 per share.  The Company has recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $537,000.

The convertible note also contained a beneficial conversion feature, which resulted in additional debt discount of $537,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company is accreting the beneficial conversion feature as interest expense over the life of the note.  For the twelve months ended December 31, 2002, the Company recorded $326,212 as interest expense from the amortization of the discount related to the fair value of the warrants and from the accretion of the beneficial conversion feature.

Liquidity and capital resources

As of December 31, 2002, we had total current assets of $5,874,000 and total current liabilities of $6,958,000, or negative working capital of $1,084,000. At December 31, 2002 and 2001, we had available cash of $215,000 and $388,000, respectively. As of December 31, 2002, we also had $60,000 in restricted cash securing our San Diego, California facility lease.

Net cash used in operating activities was $2,068,000 for the year ended December 31, 2002 as compared to $2,186,000 for the corresponding period in 2001. We used cash to fund net losses of $3,512,000, excluding non-cash expenses (depreciation and amortization) of $1,337,000 for the year ended December 31, 2002.  We used cash to fund net losses of $3,430,000 excluding non-cash expenses (depreciation and amortization) of $2,502,000 for the corresponding period in 2001. For the year ended December 31, 2002, we generated cash of $880,000 through reductions in current assets and by increases in current and long-term liabilities of $564,000 (excluding debt).  In 2001, we generated cash of $310,000 through reductions in current assets and generated cash by increases in current liabilities of $934,000 (excluding debt).

Net cash used by investing activities was $516,000 for the year ended December 31, 2002 as compared to $3,812,000 for the corresponding period in 2001. For the year ended December 31, 2002, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $355,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. In 2002, we also used cash of $161,000 to repay advances from related stockholders.  In 2001, we used cash of $427,000 to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements.  In 2001, we also used cash of approximately $3,280,000 to fund our acquisitions of G & A and Castleworks and E-Focus which includes cash to the selling shareholders and direct deal transaction costs. In 2001, we used cash to repay advances from related stockholders of $105,000.

Net cash provided by financing activities was $2,262,000 for the year ended December 31, 2002.  We generated cash of $2,000,000 from the proceeds of our issuance of a senior secured convertible promissory note payable offset by $384,000 in debt issuance costs and generated cash of $500,000 from our issuance of a demand promissory note.  We generated cash of $166,000 from short-term borrowings under a bank line of credit agreement.  We also generated cash of $1,000 from the exercise of stock options.  In 2002, we used cash of $21,000 for the repayment of notes payable. For the year ended December 31, 2001, cash used by financing activities was $477,000.  We used cash of $583,000 for the repayment of notes payable offset by $106,000 in proceeds received from the exercise of stock options.

We conduct operations in leased facilities under operating leases expiring at various dates through 2006. Additionally, we have acquired certain equipment under capital leases which expire at various dates through 2006. In conjunction with our San Diego, California leased facility; we are contingently liable under an irrevocable letter of credit in the amount of $30,000. The letter of credit expires July 31, 2003. We also have various short-term notes payable and capital lease obligations due at various times during 2003. The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the next five years:

	2003	2004	2005	2006	2007	Total

Minimum annual lease payments under operating leases	$657,000	$497,000	$477,000	$255,000	$0	$1,886,000

Minimum annual payments under notes payable and capital lease obligations	$1,004,000	$2,002,000	$2,000	$1,000	$0	$3,009,000

Other commercial commitments:

Standby letters of credit	$30,000	$0	$0	$0	$0	$30,000

Total contractual cash obligations and other commercial commitments	$1,691,000	$2,499,000	$479,000	$256,000	$0	$4,925,000

The report of the Company’s independent accountants included with this Annual Report contains an explanatory paragraph regarding our ability to continue as a going concern. The Company is seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures. If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute significant cost reduction measures. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company. In addition, our ability to raise additional capital may be dependent upon the Company’s Common Stock being quoted on the American Stock Exchange. There can be no assurance that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS 148 — Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123. Accounting for Stock-Based Compensation was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.  The disclosure provisions of FAS 148 are effective for, and are reflected in, the Company’s 2002 financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for the 2002 financial statements; however no new disclosures were deemed necessary. The adoption of FIN 45 is not expected to have a material effect on the Company’s results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its results of operations and financial condition.

ITEM 7. Financial Statements.

The financial statements for fiscal years ended December 31, 2002 and 2001 are included herein following Part III, Item 13, and are filed as part of this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information concerning the identification and business experience of our directors is set forth in the definitive proxy statement for the 2003 Annual Meeting of Shareholders under the heading “Proposal 1—Election of Directors,” which information is incorporated herein by reference.

The information concerning the identification and business experience of our executive officers is set forth in the definitive proxy statement for the 2003 Annual Meeting of Shareholders under the heading “Executive Officers,” which information is incorporated herein by reference.

The information concerning compliance with Section 16(a) of the Exchange Act is set forth in ImageWare’s definitive proxy statement for the 2003 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

ITEM 10. Executive Compensation.

The information concerning executive compensation is set forth in the definitive proxy statement for the 2003 Annual Meeting of Shareholders under the heading “Executive Compensation,” which information is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning securities authorized for issuance under quity compenstation plans is set forth in Item 5 above.

The information concerning security ownership of certain beneficial owners and management is set forth in the definitive proxy statement for the 2003 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions.

The information concerning certain relationships and related transactions is set forth in the definitive proxy statement for the 2003 Annual Meeting of Shareholders under the heading “Certain Transactions,” which information is incorporated herein by reference.

ITEM 13. Exhibits, Lists and Reports on Form 8-K.

(a)           Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Public Warrant(1)

4.3	Form of Representatives’ Warrant(1)

Exhibit Number	Description

4.4	Form of Warrant and Unit Agreement(1)

4.5	Stock Purchase Warrant in favor of Naoya Harano dated November 10, 1999(1)

4.6	Form of Warrant (Former XImage Shareholders)(1)

4.7	Form of Warrant (Former XImage Officers, Noteholders and Other Investors)(1)

4.8	Form of Warrant (officers and directors)(1)

4.9	Warrant to Purchase Common Stock in favor of Imperial Bank(1)

10.1	Employment Agreement with S. James Miller dated January 1, 1996, as amended September 2000(2)

10.2	Employment Agreement with Wayne G. Wetherell dated April 1, 1997, as amended March 1, 1999(1)

10.3	Amendment, dated April 27, 2002, to the Employment Agreement between Registrant and Wayne G. Wetherell dated April 1, 1997, as amended on March 1, 1999(3)

10.4	Employment Agreement with Paul J. Devermann dated July 20, 1997, as amended March 1, 1999(1)

10.5	Amendment, dated February 28, 2002, to the Employment Agreement between Registrant and Paul J. Devermann dated July 20, 1997, as amended on March 1, 1999(4)

10.6	Employment Agreement with William Ibbetson dated November 15, 2000(5)

10.7	Employment Agreement with Lori Rodriguez dated April 15, 2001(6)

10.8	Form of Indemnity Agreement entered into by the registrant with its directors and executive officers(1)

10.9	Membership Interest Purchase Agreement between the Registrant and Castle Holdings(7)

10.10	1994 Employee Stock Option Plan(1)

10.11	1994 Nonqualified Stock Option Plan(1)

Exhibit Number	Description

10.12	1999 Stock Option Plan(1)

10.13	2001 Equity Incentive Plan(8)

10.14	Lease between Thormint I and the Company dated June 9, 1998(1)

10.15	Sublease between Castleworks LLC and Paine and Associates dated September 28, 1998(9)

10.16	Commercial Lease between I.W. Systems Canada Company and 3840743 Canada, Inc. dated April 12, 2001(2)

10.17	Commercial Lease between BOS GmbH & Co. KG and Digital Imaging International GmbH dated June 20, 2001(9)

10.18	Value Added Reseller Agreement with Visionics Corporation dated October 1, 2001†(10)

10.19	Note and Warrant Purchase Agreement dated May 22, 2002 (Perseus)(11)

10.20	Pledge and Security Agrement for ImageWare Systems, Inc. dated May 22, 2002 (Perseus)(11)

10.21	Registration Rights Agreement dated May 22, 2002 (Perseus)(11)

10.22	Senior Secured Convertible Promissory Note dated May 22, 2002(Perseus)(11)

10.23	Warrant to Purchase Common Stock dated May 22, 2002 (Perseus)(11)

21.1	Subsidiaries of the Small Business Issuer

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants

99.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)                                  Incorporated by reference to the Registration Statement on Form SB-2, as filed with the Commission on December 20, 1999 (No. 333-93131), as amended.

(2)                                  Incorporated by reference to the Registration Statement on Form S-3, as filed with the Commission on June 29, 2001 (No. 333-64192).

(3)                                  Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 14, 2002.

(4)                                  Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on May 15, 2002.

(5)                                  Incorporated by reference to the Annual Report, Form 10-KSB as filed with the Commission on April 2, 2001.

(6)                                  Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on May 15, 2001.

(7)                                  Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on August 13, 2001.

(8)                                  Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 14, 2001.

(9)                                  Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 14, 2001.

(10)         Incorporated by reference to the Annual Report, Form 10-KSB as filed with the Commission on April 1, 2002.

(11)         Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on May 24, 2002.

† Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)           Reports on Form 8-K.

During the last quarter of the year ended December 31, 2002, no reports on Form 8-K were filed.

ITEM 14. Controls and procedures.

Evaluation of discloser controls and procedures.  ImageWare's chief executive officer and its chief financial officer, after evaluating the effectiveness of ImageWare's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days of the filling date of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of such date, ImageWare's disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by ImageWare in the reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

Changes in internal controls.  There have been no significant changes in ImageWare's internal controls since the Evaluation Date.  ImageWare's Chief Executive Officer and Chief Financial Officer are not aware of any significant change in any other factor that could significantly affect its internal controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	.	IMAGEWARE SYSTEMS, INC.

April 14, 2003		By:	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. James Miller, Jr.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 14, 2003
S.James Miller, Jr.

/s/ Wayne G. Wetherell	Senior Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2003
Wayne G. Wetherell

/s/ John Callan	Director	April 14, 2003
John Callan

/s/ Patrick J. Downs	Director	April 14, 2003
Patrick J. Downs

/s/ John L. Holleran	Director	April 14, 2003
John L. Holleran

/s/ David Loesch	Director	April 14, 2003
David Loesch

/s/ Yukuo Takenaka	Director	April 14, 2003
Yukuo Takenaka

CERTIFICATION

I, S. James Miller, the Chief Executive Officer of ImageWare Systems, Inc., certify that:

1.             I have reviewed this annual report on Form 10-KSB of ImageWare Systems, Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	April 14, 2003	/s/ S. James Miller
S. James Miller
Chief Executive Officer

CERTIFICATION

I, Wayne G. Wetherell, the Chief Financial Officer of ImageWare Systems, Inc., certify that:

1.             I have reviewed this annual report on Form 10-KSB of ImageWare Systems, Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	April 14, 2003	/s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders of

ImageWare Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders equity and of cash flows present fairly, in all material respects, the financial position of ImageWare Systems, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

San Diego, CA

April 11, 2003

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash	$214,937	$387,773
Restricted cash and cash equivalents	60,000	60,000
Accounts receivable, net of allowance for doubtful accounts of $410,000 and $548,000 at December 31, 2002 and 2001, respectively	3,294,932	4,475,787
Inventory	1,882,082	950,203
Other current assets	422,382	990,786
Total Current Assets	5,874,333	6,864,549

Property and equipment, net	1,040,915	1,188,899
Other assets	743,826	473,567
Intangible assets, net of accumulated amortization	1,561,545	2,478,298
Goodwill	5,297,627	4,838,317
Total Assets	$14,518,246	$15,843,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,232,735	$2,918,963
Deferred revenue	976,046	993,180
Accrued expenses	1,501,046	1,586,338
Accrued expenses - related parties	46,597	46,597
Accrued interest	197,780	42,457
Notes & advances payable to bank and third parties	785,741	141,048
Notes payable to related parties	218,369	379,730
Total Current Liabilities	6,958,314	6,108,313

Convertible note payable, net of discount	1,252,311	—
Pension obligation	406,121	209,569
Total Liabilities	8,616,746	6,317,882

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 269,400 and 304,400 shares outstanding at December 31, 2002 and December 31, 2001 respectively, liquidation preference $673,500 and $761,000 at December 31, 2002 and December 31, 2001, respectively	2,694	3,044
Common stock, $.01 par value, 50,000,000 shares authorized, 5,489,390 and 5,481,311 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	53,712	53,631
Additional paid in capital	41,272,370	40,196,952
Treasury stock, at cost - 6,704 shares	(63,688)	(63,688)
Shareholder note receivable	(150,000)	(150,000)
Accumulated other comprehensive income (loss)	112,881	(36,652)
Accumulated deficit	(35,326,469)	(30,477,539)
Total shareholders’ equity	5,901,500	9,525,748

Total Liabilities and Shareholders’ Equity	$14,518,246	$15,843,630

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	TWELVE MONTHS ENDED December 31,
	2002	2001

Revenues:
Product	$15,115,766	$13,897,194
Maintenance	3,139,927	2,355,811
	18,255,693	16,253,005
Cost of revenues:
Product	7,060,131	6,058,618
Maintenance	1,236,316	1,140,656
Gross profit	9,959,246	9,053,731

Operating expenses:
General & administrative	6,911,228	6,631,995
Sales and marketing	4,204,613	4,120,881
Research & development	2,078,777	2,090,054
Depreciation and amortization	894,400	2,444,749
	14,089,018	15,287,679

Loss from operations	(4,129,772)	(6,233,948)

Interest (income) expense, net	652,392	(127,405)

Other (income) expense, net	(53,575)	11,194

Loss before income taxes	(4,728,589)	(6,117,737)

Income tax expense (benefit)	120,341	(184,828)

Net loss	$(4,848,930)	$(5,932,909)

Basic and diluted (loss) per common share - see Note 2	$(0.90)	$(1.22)
Weighted-average shares (basic and diluted)	5,483,973	4,937,588

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002 and 2001

	2002	2001
Cash flows from operating activities
Net loss	$(4,848,930)	$(5,932,909)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	894,400	2,444,749
Amortization of debt discount and debt issuance costs	442,822	—
Stock-based compensation	—	57,722
Change in assets and liabilities, net of businesses acquired
Restricted cash and cash equivalents	—	469,663
Accounts receivable, net	1,246,549	(574,909)
Inventory	(931,879)	314,383
Other current assets	568,401	158,212
Intangible and other assets	(2,986)	(57,097)
Accounts payable	313,772	1,042,485
Accrued expenses	(85,291)	(272,717)
Accrued interest	155,323	(156,775)
Deferred revenue	(17,134)	320,784
Pension obligation	196,552	—

Total adjustments	2,780,529	3,746,500

Net cash used by operating activities	(2,068,401)	(2,186,409)

Cash flows from investing activities
Purchase of property and equipment	(354,661)	(427,282)
Acquisition of businesses, net of cash acquired	—	(3,280,273)
Payment on advances from related stockholders	(161,360)	(104,500)

Net cash used by investing activities	(516,021)	(3,812,055)

Cash flows from financing activities
Proceeds from issuance of notes payable	2,500,000
Repayment of notes payable	(20,934)	(582,526)
Debt issuance costs	(383,885)	—
Proceeds from bank line of credit	165,625	—
Proceeds from exercise of options and warrants	1,247	105,856

Net cash provided by financing activities	2,262,053	(476,670)
Effect of exchange rate changes on cash	149,533	(36,652)
Net decrease in cash	(172,836)	(6,511,786)

Cash at beginning of period	387,773	6,899,559

Cash at end of period	$214,937	$387,773

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.

Consolidated Statements of Shareholders’ Equity

for the Years Ended December 31, 2001 and 2002

	Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Unearned Stock Based Compensation	Share- holder Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000	334,400	$3,344	4,197,366	$40,724	(6,704)	$(63,688)	$34,667,147	$(63,126)	$(150,000)	$—	$(24,544,630)	$9,889,771

Preferred Stock conversion to common stock	(30,000)	(300)	5,685	57	—	—	243	—	—	—	—	(0)

Issuance of common stock for asset purchase	—	—	1,265,000	12,650	—	—	5,429,310	—	—	—	—	5,441,960

Issuance of common stock pursuant to option and warrant exercise for cash	—	—	20,023	200	—	—	105,656	—	—	—	—	105,856

Warrants issued to non- employees for services	—	—	—	—	—	—	34,892	—	—	—	—	34,892

Reversal of deferred compensation for stock options granted to employees	—	—	—	—	—	—	(40,297)	40,297	—	—	—	—

Amortization of stock-based compensation								22,829				22,829

Share adjustment due to fractional share conversion	—	—	(59)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(36,652)	—	(36,652)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,932,909)	(5,932,909)

Balance at December 31, 2001	304,400	3,044	5,488,015	53,631	(6,704)	(63,688)	40,196,952	—	(150,000)	(36,652)	(30,477,539)	9,525,748

Preferred Stock conversion to common stock	(35,000)	(350)	7,663	77	—	—	273	—	—	—	—	—

Issuance of common stock pursuant to option exercise for cash	—	—	416	4	—	—	1,243	—	—	—	—	1,247

Warrants issued in conjunction with convertible debt	—	—	—	—	—	—	536,951	—	—	—	—	536,951

Beneficial conversion feature of convertible debt	—	—	—	—	—	—	536,951	—	—	—	—	536,951

Other comprehensive income	—	—	—	—	—	—	—	—	—	149,533	—	149,533
Net loss	—	—	—	—	—	—	—	—	—		(4,848,930)	(4,848,930)
										—
Balance at December 31, 2002	269,400	$2,694	5,496,094	$53,712	(6,704)	$(63,688)	$41,272,370	$—	$(150,000)	$112,881	$(35,326,469)	$5,901,500

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2001

Net income (loss)	$(4,848,930)	$(5,932,909)
Other comprehensive income (loss):
Foreign currency translation adjustment	149,533	(36,652)
Comprehensive income (loss)	$(4,699,397)	$(5,969,561)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

1.             DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (the “Company”), formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987. The Company develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to manage criminal history records and to investigate crime and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has used approximately $2,068,000 in operations during the year ended December 31, 2002 and has suffered recurring losses from operations and has an accumulated deficit of approximately $35,326,000 that raises substantial doubt about its ability to continue as a going concern.

The Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will operate at a profit in the future.

New financing will be required to fund working capital and operations. The Company is exploring the possible sale of equity securities or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include allowance for doubtful accounts receivable, deferred tax asset valuation allowances, accounting for loss contingencies, and recoverability of goodwill and acquired intangible assets. Actual results could differ from estimates.

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

Long-lived assets

Long-lived assets and identifiable intangibles are reviewed for impairment using fair value methodologies whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2002 and 2001, there was no impairment of the Company’s long-lived assets.

Intangible assets

Intangible assets consist of patents, technology, trademarks and tradenames, customer relationship, goodwill and non-competition agreements which are stated at cost. Amortization is calculated using the straight-line method ranging from 5 to 15 years.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $410,147 and $548,300 and at December 31, 2002 and 2001, respectively.

In 2002, one customer accounted for 18% of the Company’s revenues.  In 2001, there were no customers who accounted for more than 10% of the Company’s revenues.

As of December 31, 2002, one customer accounted for 25% of total accounts receivable. At December 31, 2001, one customer accounted for 19% of total accounts receivable.

Stock-based compensation

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise at the initial grant date. The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards, ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the years ended December 31, 2002 and 2001:

	2002	2001
NET LOSS:
As reported	$(4,848,930)	$(5,932,909)
Stock based compensation included in net loss	—	57,722
Stock based employee compensation under fair value based method	(918,555)	(693,473)
Pro forma net loss	$(5,767,485)	$(6,568,660)
Basic loss per common share:
As reported	$(0.90)	$(1.22)
Pro forma	(1.06)	(1.34)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions: dividend yield of 0%, risk-free interest rate ranging from 4.00% to 6.32%, expected stock volatility of 65%, and expected lives of five years. The volatility of the Company’s common stock underlying the options was not considered for options granted up to March 31, 2000 because the Company’s stock was not publicly traded. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods using an accelerated graded method in accordance with Financial Accounting Standards Board Interpretation 28.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Singapore subsidiaries. Foreign currency translation adjustments resulted in gains of $150,000 for the twelve months ended 2002 and losses of $37,000 in 2001.

Comprehensive Income

Comprehensive income consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, such items consist of foreign currency translation gains and losses. The Company had comprehensive gains of $150,000 in 2002 and comprehensive losses of $37,000 in 2001 resulting from foreign currency translations.

Revenue recognition

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of identification card media and other software. Revenue for these items is recognized upon delivery of these products to the customer. The Company also generates revenue from the sale of professional digital photography software. Revenue for these items is recognized upon delivery of these products to the customer.

Capitalized software development costs

Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Technological feasibility is established upon completion of a working model. Software development costs incurred subsequent to the time a product’s technological feasibility has been established, through the time the product is available for general release to customers, are capitalized, if material. To date, the Company has not capitalized any software costs as the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have been insignificant.

Earnings (loss) per share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares, if dilutive, had been issued. The dilutive effect of outstanding stock options is included in the calculation of diluted earnings per common share, if dilutive, using the treasury stock method. During the years ended December 31, 2002 and 2001, the Company has excluded all convertible preferred stock and convertible notes payable and outstanding stock options from the calculation of diluted loss per share, as their effect would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2002 and 2001:

	TWELVE MONTHS ENDED DECEMBER 31,
	2002	2001
Numerator
Net loss	$(4,848,930)	$(5,932,909)
Less Series B preferred dividends	(63,764)	(70,482)
Net loss available to common shareholders	$(4,912,694)	$(6,003,391)

Denominator
Weighted-average shares outstanding	5,483,973	4,937,588

Basic and diluted loss per share	$(0.90)	$(1.22)

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

There are no intersegment transactions.

The table below summarizes information about reportable segments for the years ended December 31, 2002 and 2001:

	Year Ended December 31,
	2002	2001
Net Revenue:
Law Enforcement	$4,247,645	$5,621,851
Identification	13,088,453	9,899,802
Digital Photography	919,595	731,352
Total consolidated net sales	$18,255,693	$16,253,005
Operating profit (loss):
Law Enforcement	$183,103	$(2,128,765)
Identification	(3,205,486)	(3,679,392)
Digital Photography	(1,107,389)	(425,791)
Other unallocated amounts:
Interest expense (income)	652,392	(127,405)
Other expense (income)	(53,575)	11,194
Income (loss) before taxes	$(4,728,589)	$(6,117,737)
Total Assets by Segment:
Law Enforcement	$1,167,292	$2,937,345
Identification	10,754,234	4,711,657
Digital Photography	1,712,032	0
Total assets for reportable segments	13,633,558	7,649,002
Corporate	884,688	8,194,628
Total consolidated assets	$14,518,246	$15,843,630

The Company has total assets in foreign locations as follows: $3,868,000 in Germany, $305,000 in Canada and $414,000 in Singapore. Revenues generated from the Company’s foreign locations were $7,398,000 and $3,362,000 for years ended December 31, 2002 and 2001, respectively.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS 148 — Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123. Accounting for Stock-Based Compensation was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.  The disclosure provisions of FAS 148 are effective for, and are reflected in, the Company’s 2002 financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for the 2002 financial statements; however no new disclosures were deemed necessary as a result of adoption. The adoption of FIN 45 is not expected to have a material effect on the Company’s results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its operating results and financial position.

Reclassifications

Certain reclassifications were made to prior years’ consolidated financial statements to conform to the current year presentation.

3.             Acquisitions and Goodwill

On March 30, 2001, the Company completed the purchase of substantially all the assets of G & A Imaging Ltd. (G & A), a privately held developer of software and software systems for digital identification documents for a total purchase price of $3,046,000 in cash ($2,500,000 to selling shareholders and approximately $546,000 in direct transaction costs) and the issuance of 665,000 shares of the Company’s common stock valued at approximately $3,634,000 based on the fair value of the Company’s common stock a few days before and after the agreement of terms and announcement.. The acquisition was accounted for using the purchase method of accounting and, accordingly, G & A’s results of operations have been included in the consolidated financial statements since the date of acquisition.

On August 10, 2001, the Company completed its acquisition of Castleworks LLC, a Nevada limited liability company (“Castleworks”), and E-Focus West LLC, a Nevada limited liability company (“E-Focus”), from Castle Holdings LLC, a Nevada limited liability company (“Castle Holdings”) for a total purchase price of $234,000 in cash ($100,000 to selling shareholders and $134,000 in direct transaction costs) and the issuance of 600,000 shares of the Company’s common stock valued at approximately $1,808,400 based on the fair value of the Company's common stock a few days before and after the agreement of terms and announcement. As a result of this transaction, Castleworks and E-Focus became wholly owned subsidiaries of ImageWare. The acquisition was accounted for using the purchase method of accounting and, accordingly, Castleworks and E-Focus' results of operations have been included in the consolidated financial statements since the date of acquisition. Castleworks and E-Focus develop digital imaging software for professional photographic purposes.

The following (unaudited) pro forma consolidated results of operations for the years ended December 31, 2001 has been prepared as if the acquisition of Goddard, G & A, and Castleworks and E-Focus had occurred at January 1, 2001:

Year ended December 31, 2001

Sales	$18,848,000
Net (loss)	$(6,337,000)
Net (loss) per share	$(1.34)

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

Management determined the allocation of the purchase price based upon third-party appraisals using fair value methodologies.

The following disclosure presents certain information the Company’s acquired intangible assets as of December 31, 2002 and 2001.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance

At December 31, 2002
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(438,180)	$721,820
Trademarks and tradenames	14.5 years	630,000	(80,623)	549,377
Customer relationship	5 years	200,000	(69,998)	130,002
Non-compete Agreements	3 years	125,000	(61,666)	63,334
Patents	4 years	60,000	(21,250)	38,750
Acquired Workforce	3 years	—	—	—
		$2,175,000	$(671,717)	$1,503,283

At December 31, 2001
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(291,875)	$868,125
Trademarks and tradenames	14.5 years	630,000	(33,125)	596,875
Customer relationship	5 years	200,000	(30,000)	170,000
Non-compete Agreements	3 years	125,000	(18,750)	106,250
Patents	4 years	60,000	(6,250)	53,750
Acquired Workforce	3 years	700,000	(175,000)	525,000
		$2,875,000	$(555,000)	$2,320,000

As a result of adopting FAS 142 on January 1, 2002, “Acquired workforce” with a net book value of $525,000 was subsumed into goodwill.

Amortization expense for the twelve months ended December 31, 2002 was approximately $292,000.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fical Year Ended December 31,	Estimated Amortization Expense
2003	383,000
2004	354,000
2005	253,000
2006	50,000
2007	40,000

The following table presents details of the Company’s goodwill:

Balance of Goodwill at December 31, 2001	$4,838,317
Reclassification of acquired workforce intangible to goodwill	525,000
Changes in fair value estimates of assets acquired and liabilities assumed	(65,690)
Balance of Goodwill at December 31, 2002	$5,297,627

In June 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002 and in December 2002, we completed our annual impairment tests.  These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date.  Our reporting units are Law Enforcement, Identification and Digital Photography.  Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during December 2002.  We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

In accordance with the transitional disclosures outlined in SFAS 142, the following table reconciles and summarizes reported results for the years ended December 31, 2002 and 2001, adjusted to exclude amortization of goodwill and assembled workforce intangible assets, as if the non-amortization requirements of SFAS 142 had been applied at the beginning of each period presented.

	Twelve Months Ended December 31,
	2002	2001

Net loss:

Reported net loss	$(4,848,930)	$(5,932,909)

Add back: Goodwill and acquired workforce amortization	–	1,608,523

Adjusted net loss	$(4,848,930)	$(4,324,386)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.90)	$(1.22)

Amortization of goodwill and acquired workforce	$–	$0.33

Basic and diluted net loss per share	$(0.90)	$(0.89)

4.             Restricted Cash

At December 31, 2002 and 2001, the Company had $60,000 of restricted cash and cash equivalents which serves as collateral for irrevocable standby letter of credits that provide financial assurance that the Company will fulfill its obligations under certain commitments discussed in Note 9. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in time certificates of deposits. Income from these investments is paid to the Company.

5.             Inventory

Inventories at December 31, 2002 and 2001 were comprised of finished goods of $1,882,000 and $950,000, respectively.

6.             Property and Equipment

Property and equipment at December 31, 2002 and 2001 consists of:

	2002	2001

Equipment	$2,141,722	$1,959,504
Leasehold improvements	100,630	99,634
Furniture	281,490	252,692
	2,523,842	2,311,830
Less accumulated depreciation	(1,482,927)	(1,122,931)
	$1,040,915	$1,188,899

Total depreciation expense for the years ended December 31, 2002 and 2001 was $503,000 and $346,000, respectively.

7.             Notes Payable and Line of Credit

Notes payable consist of the following:

	2002	2001

Short-term note payable to third party to accrue interest at 10%. Note due upon demand	$100,000	$100,000
Short-term note payable to third party to accrue interest at 12.5%. Note due upon demand	500,000	—
Short-term note payable to ITC shareholder. Such note accrues interest at 10% and is due upon demand	210,125	210,125
Short-term note payable to ITC shareholder. Such note accrues interest at 10% and includes monthly payments through December 31, 2002	8,244	169,605
Line of credit payable to bank to accrue interest at 8.4%	165,625	—
Short-term notes payable to certain vendors	20,116	41,048
Senior secured convertible promissory note to accrue interest at 12.5%. Face value of note $2,000,000. Discount on note at December 31, 2002 is $747,689. Note due May 22, 2004.	1,252,311	—
	$2,256,421	$520,778
Less current portion	(1,004,110)	(520,778)
Long-term notes payable	$1,252,311	$—

In May 2002, the Company issued a senior secured promissory note for $2,000,000 at an interest rate of 12.5%, due May 22, 2004.  The note is convertible into common shares of the Company at $4.31 per share.  In conjunction with the note, the Company issued a warrant to purchase 150,000 shares of common stock at $4.74 per share.  The Company has recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $537,000.

The convertible note also contained a beneficial conversion feature, which resulted in additional debt discount of $537,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company is accreting the beneficial conversion feature as interest expense over the life of the note.  For the twelve months ended December 31, 2002, the Company recorded $326,212 as interest expense from the amortization of the discount related to the fair value of the warrants and from the accretion of the beneficial conversion feature.

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

A foreign subsidiary of the Company has a line of credit with a commercial bank totaling $269,000.  As of December 31, 2002, the Company had utilized approximately $165,625 of this facility.  Borrowings under this facility bear interest at  8.4% per annum and are collateralized by the subsidiary’s accounts receivable.

On June 30, 2001, the Company converted accrued liabilities due to an employee into a promissory note in the amount of $269,605. The note bears interest at 10% per annum. Under the terms of the note, the Company is required to make monthly payments of $15,000 until the note is paid in full on January 14, 2003. At December 31, 2002, the balance of this note payable was $8,244.

Future maturities of notes payable and lines of credit are as follows as of December 31, 2002:

2003	$1,004,110
2004	2,000,000
2005	-
2006	-
2007	-
$3,004,110

The Company is accreting the discount on the Senior Secured Convertible note through May 22, 2004, the maturity date.

8.             Income Taxes

The significant components of the income tax provision (benefit) are as follows:

	December 31,
	2002	2001
Current
Federal	$—	$—
State	—	—
Foreign	—	—

	—	—
Deferred
Federal	—	—
State	—	—
Foreign	120,341	(184,828)

	$120,341	$(184,828)

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows:

	2002	2001

Net operating loss carryforwards	$6,961,249	$5,196,932
Research and development credits	561,033	503,797
Intangible Assets	209,937	407,953
Reserves and accrued expenses	281,310	275,339
Deferred revenue
Other	(20,000)	(48,548)

	7,993,529	6,335,473
Less valuation allowance	(7,929,042)	(6,150,645)

Net deferred tax assets	$64,487	$184,828

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2002	2001

Amounts computed at statutory rates	$(1,548,005)	$(2,080,031)
State income tax, net of federal benefit	(270,445)	(213,779)
Foreign tax	120,341	(184,828)
Goodwill amortization	—	299,737
Other	40,053	(23,949)
Net change in valuation allowance	1,778,397	2,018,022

	$120,341	$184,828

The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset.  Management periodically evaluates the recoverability of the deferred tax asset.  At such time as it is determined that is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2002 and 2001, the Company had federal net operating loss carryforwards of approximately $18,534,000 and $13,500,000, respectively, state net operating loss carryforwards of approximately $10,022,000 and $7,500,000, respectively, which may be available to offset future taxable income for tax purposes.  The federal net operating loss carryforwards expire at various dates from 2003 through 2022.  The state net operating loss carryforwards expire at various dates from 2003 through 2007.  In addition, the Company had foreign operating losses carryforwards of approximately $386,000 at December 31, 2001, which were used during 2002 to offset taxable income of its foreign operations.

The Company also had federal research credit carryforwards of approximately $361,000 and $335,000 and state research credit carryforwards of approximately $200,000 and $169,000 for tax purposes at December 31, 2002 and 2001, respectively.  The federal carryforwards will begin to expiring, if unused, in 2007.

The Internal Revenue Code (the “Code”) limits the availability of net operating losses and certain tax credits that arose prior to certain cumulative changes  in a corporations’s ownership resulting in a change of control of the Company.  The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company underwent “ownership changes” in 1991, 1995, and 2000.  The effect of the existing limitation has been reflected in the above summary of the deferred tax assets.

9.             Commitments and Contingencies

Employment Agreements

The Company has employment agreements with its Chief Executive Officer, Senior Vice President of Administration and Chief Financial Officer,  Vice President of Research and Development, President of ImageWare Systems Law Enforcement Group, and President of ImageWare Systems Digital Photography. The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, the officers are entitled to compensation ranging from 12 to 36 months of salary.

License Agreements

During 2001, the Company renewed a license agreement related to technology used in its products. Under the terms of the agreement, the Company is required to pay royalties at fixed fees or percentages based upon product sales. The agreement expires in October 2003. Minimum payments under the terms of the agreement are $100,000 per year.

Letter of Credit

As collateral for performance on the Company’s operating lease for its office and research and development facilities, the Company is contingently liable under an irrevocable standby letter of credit in the amount of $30,000. The letter of credit expires July 31, 2003.  As a condition, the bank requires the Company to invest an equal amount in the form of a one year certificate of deposit which matures in March 2003.  As of December 31, 2002, there were no drawings against the outstanding balance.

Litigation

The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Leases

The Company currently leases office and research and development space under operating leases which expire at various dates through December 2006.

At December 31, 2002, future minimum lease payments are as follows:

	Operating Leases	Capital Leases	Total
2003	$657,077	$2,052	$659,129
2004	$496,725	$2,052	$498,777
2005	$477,413	$2,052	$479,465
2006	$254,871	$684	$255,555
2007	$–	$–	$–
	$1,886,086	$6,840	$1,892,926

The Company is committed to a three year lease for office space housing its Digital Photography operations in Costa Mesa, California which is for 4,275 square feet.  During the fourth quarter of 2002, the Company consolidated these operations into its corporate headquarters in San Diego, California and vacated the premises.  The Company does not intend to occupy this space and is actively seeking a tenant to sub-lease this space.  As of December 31, 2002, the Company has been unable to secure a tenant to sub-lease this space.  During the quarter ended December 31, 2002, the Company recorded an estimated loss on its lease commitment totaling $132,416, which is included in current accrued liabilities on the balance sheet. In determining this estimated loss for its lease commitment, the Company has been required to make various assumptions, including occupancy dates for new tenants, sub-lease rental rates, tenant improvement allowances, abandoned leasehold improvements and commission payments, that involve estimates and judgments.  In formulating its assumptions, the Company took into account current and projected real estate market conditions.  If the Company’s estimates and related assumptions change in the future, the Company may be required to revise this estimated loss on its lease commitment.  If any revisions to its estimated loss are necessary, then an additional loss or a benefit will be recorded.

Rental expense under operating leases for the years ended December 31, 2002 and 2001 was approximately $1,006,000 and $819,892 respectively.

10.          Equity

The Company’s Articles of Incorporation were amended effective August 31, 1994 and authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock,” provide that both Common and Preferred Stock shall have a par value of $.01 per share and authorize the Company to issue 50,000,000 shares of Common Stock and 4,000,000 shares of Preferred Stock. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible, Redeemable Preferred Stock

In April 1995, the Company’s Articles of Incorporation were amended to authorize 750,000 shares of Series B Convertible Redeemable Preferred Stock (“Series B”). Each 5.275 shares of Series B are convertible into one share of the Company’s common stock. As of December 31, 2002, the Company had 269,400 shares of Series B outstanding.

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

The Series B, on an as-converted basis, have the same voting rights per share as the Company’s common shares; provided, that the Series B has a special right to elect one director if the Company defaults in the payment of any dividend to the holders of Series B. The Series B are entitled to initial distributions of $2.50 per share of Series B outstanding, upon liquidation and in preference to common shares and any other series of preferred stock plus all accrued but unpaid dividends.

Any time after December 31, 2000, the Company has the right to redeem all or some of the outstanding shares of Series B at a price equal to the original issue price, plus all accrued but unpaid dividends.

As of December 31, 2001, the Company had 304,400 shares of Series B outstanding. During 2002, 35,000 shares of Series B preferred stock were converted into 7,663 shares of common stock. At December 31, 2002 and 2001, the Company had cumulative undeclared dividends of $146,337 and $81,750, respectively.

Warrants

As of December 31, 2002, warrants to purchase 2,865,227 shares of common stock at prices ranging from $4.74 to $16.46 were outstanding. All warrants are exercisable as of December 31, 2001 and expire at various dates through September 2005.

11.          Stock Option Plans

On August 31, 1994, the directors of the Company adopted the Company’s 1994 Employee Stock Option Plan (the “1994 Plan”) and the 1994 Nonqualified Stock Option Plan (the “Nonqualified Plan”). The 1992 Stock Option Plan and options previously granted were canceled by the Board of Directors.

The 1994 Plan originally provided for officers and other key employees to receive nontransferable incentive stock options to purchase up to 170,616 shares of the Company’s common stock.  The number of stock options issued and outstanding and the number of stock options remaining available for future issuance are shown in the table below.  The option price per share must be at least equal to 100% of the market value of the Company’s common stock on the date of grant and the term may not exceed ten years.

The Nonqualified Plan originally provided for directors and consultants to receive nontransferable options to purchase up to 18,957 shares of the Company’s common stock.  The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below.  The option price per share must be at least equal to 85% of the market value of the Company’s common stock on the date of grant and the term may not exceed five years.

Both the 1994 Plan and the Nonqualified Plan are administered by the Board of Directors or a Committee of the Board which determines the employees, directors or consultants which will be granted options and the terms of the options, including vesting provisions which to date has been over a three year period. Both the 1994 Plan and the Nonqualified Plan expire on August 31, 2004.

Due to a significant decline in the estimated fair value of the Company’s common stock, in February 1999, the exercise price of previously granted stock options was repriced to $5.28 per share, which was based upon the fair value of the Company’s common stock as of that date, as determined by the Company’s Board of Directors. The Company was required to record compensation expense equal to the difference between the estimated fair value of the common stock and the exercise price of the repriced options. For the years ended December 31, 2002 and 2001, the Company recorded no compensation expense as the exercise price was equal or above the estimated fair value.

On December 17, 1999, the Company’s Board of Directors adopted the ImageWare Systems, Inc. Amended and Restated 1999 Stock Option Plan (the “1999 Plan”). Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase common stock of the Company.  The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below.  The 1999 Plan has substantially the same terms as the 1994 Employee Stock Option Plan and the 1994 Nonqualified Stock Option Plan and expires on December 17, 2009.

On September 12, 2001, the Company’s Board of Directors approved adoption of the 2001 Equity Incentive Plan (the “2001 Plan”). Under the terms of the 2001 Plan, the Company may issue stock awards to employees, directors and consultants of the Company, and such stock awards may be given for nonstatutory stock options (options not intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock bonuses, and rights to acquire restricted stock. The Company originally reserved 1,000,000 shares of its common stock for issuance under the 2001 Plan.  The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below.

The 2001 Plan is administered by the Board of Directors or a Committee of the Board as provided in the 2001 Plan. Options granted under the 2001 Plan shall not be less than 85% of the market value of the Company’s common stock on the date of the grant, and, in some cases, may not be less than 110% of such fair market value. The term of options granted under the 2001 Plan as well as their vesting are determined by the Board and to date, options have been granted with a ten year term and vesting over a three year period. While the Board may suspend or terminate the 2001 Plan at any time, if not terminated earlier, it will terminate on the day before its tenth anniversary of the date of adoption.

Stock Option Plans

As of December 31, 2002

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
1994 Plan	121,708	28,245
Nonqualified Plan	18,957	-0-
1999 Plan	347,400	1,660
2001 Plan	909,613	89,655
Total	1,397,678	119,560

The following table summarizes employee stock option activity since December 31, 2000:

	Options	Weighted-Average Exercise Price

Balance at December 31, 2000	592,703	$6.36
Granted	853,833	$3.47
Expired/canceled	(116,096)	$5.53
Exercised	(20,023)	$5.29

Balance at December 31, 2001	1,310,417	$4.56
Granted	255,508	$3.75
Expired/canceled	(167,831)	$3.02
Exercised	(416)	$3.00

Balance at December 31, 2002	1,397,678	$4.59

At December 31, 2002, a total of 745,068 options were exercisable at a weighted average price of $5.22 per share. At December 31, 2001, a total of 327,471 options were exercisable at a weighted average price of $6.31 per share.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 1.99 - 2.15	125,000	9.76	$2.05	0	$0.00
$ 3.00 - 4.90	557,146	8.73	$3.05	255,677	$3.00
$ 5.28	121,708	1.12	$5.28	121,708	$5.28
$ 5.29 - 6.51	494,867	8.06	$6.11	268,725	$6.26
$ 8.00 -11.00	98,957	5.95	$8.07	98,958	$8.07

Total	1,397,678			745,068

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2002 and 2001 was $2.59 and $2.65, respectively.

12.                               Employee Benefit Plan

During 1995, the Company adopted a defined contribution 401(k) retirement plan (the “Plan”). All employees aged 21 years and older become participants after completion of three months of employment. The Plan provides for annual contributions by the Company determined at the discretion of the Board of Directors. Participants may contribute up to 20% of their compensation.

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. The Company made a contribution in 2001 for the 2000 plan year of $42,031. The company has accrued a contribution of $50,000 for the 2002 plan year.

13.                               Pension Plan

One of the Company’s foreign subsidiaries maintains a defined benefit pension plan that provide benefits based on length of service and final average earnings. Periodic benefit costs for 2001 are from the date of the Company's acquisition of the pension plan, March 30, 2001, through December 31, 2001.

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plan; amounts recognized in the Company’s consolidated financial statements; and the assumptions used in determining the actuarial present value of the benefit obligations as of December 31:

	2002	2001
Change in projected benefit obligation:
Benefit obligation at beginning of year	$588,573	$304,611
Service cost	115,186	33,123
Interest cost	59,047	35,619
Actuarial gain (loss)	(4,323)	215,220
Effect of exchange rate changes	125,000	—
Benefits paid	—	—
Benefit obligation at end of year	883,483	588,573

Change in plan assets
Fair value of plan assets at beginning of year	163,784	124,079
Actual return of plan assets	(11,104)	(7,576)
Company contributions	82,531	47,281
Benefits paid	—	—
Fair value of plan assets at end of year	235,211	163,784

Unfunded status	(648,272)	(424,789)
Unrecognized acturial loss	242,151	215,220
Unrecognized prior service (benefit) cost	—	—
Unrecognized transition (asset) liability	—	—
Prepaid (accrued) benefit cost	$(406,121)	$(209,569)

Weighted-average assumptions as of December 31:
Discount rate	6.0%	6.0%
Expected return on plan assets	7.0%	7.0%
Rate of compensation increase	2.5%	2.5%

Components of net periodic benefit cost are as follows:
Service cost	115,186	33,123
Interest cost on projected benefit obligations	59,047	35,619
Expected return on plan assets	(13,837)	(11,057)
Amortization of prior service costs	—	—
Amortization of acturial loss	5,845	—
Net periodic benefit costs	166,241	57,685

14.                               Exit Activities

The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 146 — Accounting for Costs Associated with Exit or Disposal Activities in the fourth fiscal quarter of the year ended December 31, 2002.  The Company terminated its operating lease for 4,275 square feet of office space used to house our Digital Photography operations and moved these operations to its San Diego, California facility.  In connection with this exit activity, the Company also reduced headcount.  The Company has recorded a liability for the remaining lease payments under the operating lease net of estimated sublease rents of $132,000 and accrued $6,000 in severance as of December 31, 2002.  These expenses are classified as part of general and administrative expenses as of December 31, 2002.

15.          Related Party Transactions

RDL Holdings LTD ("RDL") is considered to be an affiliated entity because a major shareholder of this entity is also a major shareholder of the Company.

ITC entered into a five-year operating lease for its office and research and development facilities from RDL. The Company recorded rent expense of $26,000 and $270,000 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002,  $76,000 in accrued rent remained unpaid.

Prior to the consummation of the ITC merger, certain ITC shareholders advanced funds to ITC on a regular basis for general corporate and working capital purposes. Amounts owed to the shareholders for these advances at December 31, 2002 and 2001 were $208,000 and $208,000, respectively.

The Company has a development contract with a non-employee shareholder. There were no costs incurred under the development contract for the years ended December 31, 2002 and 2001.   In June 2001, the Company converted the amounts due the shareholder into a note payable of

$270,000 which includes a principal balance of $170,000 and accrued but unpaid interest of $100,000. The note bears interest at 10% per annum and calls for monthly payments of $15,000 until January, 2003. In conjunction with the ITC transaction, the shareholder became an employee of the Company.  At December 31, 2002, $8,244 of this note was unpaid and classified as part of notes payable to related parties. This note was paid in full in January 2003.

A shareholder of the Company received an annual fee for management services provided to the Company. There were no costs incurred for these management services for the years ended December 31, 2002 and 2001, respectively. Amounts owed to the shareholder at December 31, 2002 and 2001 were $47,000 and $47,000, respectively. In conjunction with the ITC transaction, the shareholder became an employee of the Company. Amounts due to this shareholder for management services accrue interest at a rate of 10% per annum.

During the year ended December 31, 2001, the company entered into a consulting agreement for business development consulting services with a member of the Board of Directors. The agreement, which commenced in August 2001, was for a period of five months and may be terminated by either party after October 31, 2001 for any reason. The agreement called for a fee of $10,000 per month, plus reimbursable expenses. During the year ended December 31, 2001, the Company recorded expenses of $99,000 of which approximately $8,000 was unpaid at December 31, 2001and subsequently paid in 2002. As of December 31, 2001, the agreement had expired and was not renewed.

16.                               Subsequent Event

The Massachusetts Institute of Technology and Electronics for Imaging filed a lawsuit against several defendants, including the Company. As of January 30, 2003, the Company entered into a settlement agreement in which the plaintiffs agreed to dismiss the lawsuit, with prejudice, in exchange for the payment of a settlement fee. The settlement amount is included in current accrued liabilities on the Company's balance sheet at December 31, 2002.