Form 10KSB/A
period 2002-12-31
IMAGEWARE SYSTEMS INC
filed 2003-04-30
CIK 941685

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period to .

Commission File Number 001-15757

IMAGEWARE SYSTEMS, INC.

(Name of Small Business Issuer in Its Charter)

California	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10883 Thornmint Road, San Diego, California	92127
(Address of Principal Executive Offices)	(Zip Code)

(858) 673-8600
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Warrants to Purchase Common Stock	American Stock Exchange American Stock Exchange

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

IMAGEWARE SYSTEMS, INC.

2002 ANNUAL REPORT ON FORM 10-KSB

TABLE OF CONTENTS

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-KSB, as filed by the Registrant on April 15, 2003 (the “Report”), and is being filed solely to replace Part III, Item 9 through Item 12. Consistent with rules amendments recently proposed by the United States Securities and Exchange Commission (the “SEC”), this Amendment No. 1 is also accompanied by a new certification by the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. In accordance with SEC Release No. 34-47551, this certification is submitted as Exhibit 99.1 to this Amendment No. 1. Except as otherwise stated herein, all other information contained in the original Report has not been updated by this Amendment No. 1.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our Directors as of April 15, 2003:

NAME	AGE	POSITION CURRENTLY HELD WITH THE COMPANY
Mr. S. James Miller, Jr.	49	Chief Executive Officer and Chairman of the Board of Directors
Mr. John Callan	56	Director
Mr. Patrick Downs	66	Director
Mr. John Holleran	76	Director
Mr. David Loesch	58	Director
Mr. Yukuo Takenaka	60	Director

S. James Miller, Jr. has served as the Company’s Chief Executive Officer of the Company since 1990 and Chairman of the Board since 1996.  He also served as the Company’s President from 1990 until 2003.  From 1980 to 1990, Mr. Miller was an executive with Oak Industries, Inc., a manufacturer of components for the telecommunications industry.  While at Oak Industries, Mr. Miller served as a director and as General Counsel, Corporate Secretary and Chairman/President of Oak Industries’ Pacific Rim subsidiaries. Mr. Miller has a J.D. from the University of San Diego School of Law and a B.A. from the University of California, San Diego.

John Callan was elected to the board in September 2000.  In 2002, Mr. Callan co-founded a logistics strategy consulting firm, Ursa Major Associates, LLC, where he serves as its principal.  From 1997 to 2002, he was an independent business strategy consultant in the imaging and logistics fields.  From 1995 to 1997, he served as Chief Operating Officer for Milestone Systems, a shipping systems software company, and from 1987 to 1995, served as a senior executive at Polaroid Corporation.

Patrick Downs was elected to the board in August 1994.  Since 1997, Mr. Downs has been Chairman of Control Commerce, LLC, an internet e-commerce business.  He is also a founding shareholder of NTN Communications, Inc., an interactive television Company, and served as its Chairman and Chief Executive Officer from 1983 to 1997.  Since 1999, Mr. Downs has also served on the Board of Directors of Tullamore Corp., a video services company.  In 2002, Mr. Downs co-founded DNA Protective Corporation, a private company involved in marketing DNA testing services to the general public through the use of DNA technology which previously was only available to researchers.  Mr. Downs serves as Chairman and CEO of DNA Protective Corporation.

John Holleran was elected to the board in May 1996.  Since 1974, Mr. Holleran has been a management and investment consultant.  Prior to consulting, Mr. Holleran served as the Chief Financial Officer, Executive Vice President and Chief Operating Officer of Southwest Gas Corporation.  He served as Executive Vice President of the Hawaii Corporation, a diversified holding company, and as President and Chairman of Property Research Financial Corporation, a real estate investment and syndication firm, from 1972 to 1974.  Mr. Holleran has also served as a director of Kilroy Industries, a national office building and office park developer, as a director of Walker & Lee, a national full service real estate firm, and as a director of NTN Communications, Inc., a company engaged in the interactive television business.

David Loesch was elected to the board in September 2001 after 29 years of service as a Special Agent with the Federal Bureau of Investigations (FBI). At the time of his retirement from the FBI, Mr. Loesch was the Assistant Director in Charge of the Criminal Justice Information Services Division of the FBI.  Mr. Loesch was awarded the Presidential Rank Award for Meritorious Executive in 1998 and has served on the board of directors of the Special Agents Mutual Benefit Association since 1996. He is also a member of the International Association of Chiefs of Police and the Society of Former Special Agents of the FBI, Inc.  Mr. Loesch served in the United States Army as an Officer with the 101st Airborne Division in Vietnam. He holds a Bachelor’s degree from Canisius College and a Master’s degree in Criminal Justice from George Washington University.

Yukuo Takenaka was elected to the board in April 1997.  Mr. Takenaka is a founder and has served as Chairman of The Takenaka Partners Group, a global investment banking and advisory organization with headquarters in Los Angeles since 1989.  From 1973 to 1989, Mr. Takenaka was a partner of KPMG Peat Marwick where he was the National Director of their Japanese Practice.  Mr. Takenaka is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

The following table sets forth the names, ages and positions of the Company’s Executive Officers as of April 15, 2003:

NAME	AGE	PRINCIPAL POSITION HELD WITH THE COMPANY
Mr. S. James Miller, Jr.	49	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	50	Sr. Vice President of Administration and Chief Financial Officer
Mr. William Ibbetson	34	Chief Technical Officer and Vice President of Research and Development
Mr. Paul Devermann	47	President of ImageWare Digital Photography Systems
Ms. Lori Rodriguez	39	President of Law Enforcement Solutions Group
Mr. Joe Schuler	61	President of ID Solutions Group

Wayne Wetherell has served as the Company’s Senior Vice President of Administration and Chief Financial Officer since May 2001.  From 1996 to May 2001, he served as Vice President of Finance and Chief Financial Officer.  From 1991 to 1996, Mr. Wetherell was the Vice President and Chief Financial Officer of Bilstein Corporation of America, a manufacturer and distributor of automotive parts.  Mr. Wetherell holds a B.S. degree in Management and a M.S. degree in Finance from San Diego State University.

William Ibbetson joined the Company in 1992 as a Field Support Technician and has served as the Company’s Chief Technical Officer since April 1996.  Mr. Ibbetson has served as the Company’s Vice President of Research and Development since November 2000. Mr. Ibbetson holds a Certification in Computer Electronics Technology from Coleman College.

Paul Devermann has served as President of ImageWare Digital Photography Systems LLC since August 2001. From March 2001 to August 2001, Mr. Devermann served as Senior Vice President of Corporate Development.  From 1997 to March 2001, Mr. Devermann served as Vice President of Sales and Business Development.  From 1992 to 1997, Mr. Devermann served as the managing director and founding partner of Intra-International Trade and Transactions, an international consulting and trading company that facilitates business transactions between United States and Japanese companies.  Mr. Devermann holds a B.S. degree in Marketing from Northern Illinois University and an M.B.A. from the University of Puget Sound.

Lori Rodriguez has served as President of the Company’s Law Enforcement Solutions Group since October 2002.  Prior to that, Ms. Rodriguez served as President of the Company’s Americas Group from January 2002 to October 2002 and prior to that, as Vice President of Sales and Marketing for the Company.  From 1998 until joining the Company in March 2001, Ms. Rodriguez served as Chief Operating Officer of SDCR Business Systems, a point-of-sale systems integrator for the retail and foodservice industries.  From 1996 to 1998, Ms. Rodriguez served as the Executive Director of Sales and Marketing at SDCR Business Systems. Ms. Rodriguez holds a B.S. degree in Marketing and an Executive M.B.A. from San Diego State University.

Joe Schuler has served as President of the Company’s ID Solutions Group since October 2002.  From 1999 to 2002 Mr. Schuler was Director of Business Development for Fargo Electronics, a manufacturer of plastic card printers and encoding systems.  During 1997 and 1998, Mr. Schuler was Corporate Director and Senior Vice President of Sales & Marketing for The Pathways Group. Other previous positions held by Mr. Schuler include Director of Sales & Marketing and Project Management for Schlumberger Smart Cards and Systems; President/CEO for Gemplus Card International Corp (North America); Vice President and General Manager for DataCard Corporation; Director of Smart Card Planning for Visa International; and Vice President of Product Development for Citicorp.  Mr. Schuler is a graduate of the Carlson School of Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that: (i) one report, covering one grant of options, was filed late by Mr. Callan; (ii) one report, covering one grant of options, was filed late by Mr. Downs; (iii) one report, covering one grant of options, was filed late by Mr. Holleran; (iv) one report, covering one grant of options, was filed late by Mr. Loesch; (v) one report, covering one grant of options, was filed late by Mr. Takenaka; and (vi) an initial report of ownership and one report, covering one grant of options, were filed late by Mr. Schuler.

ITEM 10. Executive Compensation.

Compensation of Directors

Each non-employee director of the Company receives a monthly retainer of $2,000 for serving on the Board.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy.  For the fiscal year ended December 31, 2002, the total amounts paid to non-employee directors were $128,513.98.

Non-employee directors of the Company are also eligible to receive stock option grants under the 1994 Nonqualified Stock Option Plan (the “Directors’ Plan”) or the 2001 Equity Incentive Plan (the “2001 Plan”).  Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code) are eligible to receive options under the Directors’ Plan.  Options granted under the Directors’ Plan and the 2001 Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code.

Under the Director’s Plan, we have issued options to purchase 18,957 shares at a weighted average exercise price of $8.39.  The plan is administered by our board.  Subject to the provisions of this plan, the board determines who will receive options, the number of options granted, the manner of exercise and the exercise price of the options. The term of the options granted under the Director’s Plan may not exceed five years.  No options may be granted after August 31, 2004.  The exercise price of the options granted under this plan must be equal to or greater than 85% of the fair market value of the shares of our common stock on the date the option is granted.  The term of options granted under the 2001 Plan is 10 years.  In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, an equivalent option will be substituted by the successor corporation, provided, however, that the Company may cancel outstanding options upon consummation of the transaction by giving at least thirty (30) days notice.

During the last fiscal year, the Company granted options under the 2001 Plan covering 23,508 shares to non-employee directors of the Company.  John Callan was granted 2,000 options at an exercise price per share of $2.15.  The fair market value of such common stock on the date of grant was $2.15 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant).  Patrick Downs was granted 5,261 options at an exercise price per share of $4.90 and 2,000 options at an exercise price per share of $2.15.  The fair market value of such common stock on the dates of grant was $4.90 and $2.15, respectively, per share (based on the closing sales prices reported on the American Stock Exchange for the date of grant).  John Holleran was granted 5,261 options at an exercise price per share of $4.90 and 2,000 options at an exercise price per share of $2.15.  The fair market value of such common stock on the dates of grant was $4.90 and $2.15, respectively, per share (based on the closing sales prices reported on the American Stock Exchange for the date of grant).  Yukuo Takenaka was granted 2,986 options at an exercise price per share of $4.90 and 2,000 options at an exercise price per share of $2.15.  The fair market value of such common stock on the dates of grant was $4.90 and $2.15, respectively, per share (based on the closing sales prices reported on the American Stock Exchange for the date of grant).  David Loesch was granted 2,000 options at an exercise price per share of $2.15.  The fair market value of such common stock on the date of grant was $2.15 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant).    As of April 15, 2003, no options had been exercised by non-employee directors under the Directors’ Plan or the 2001 Plan.

Compensation Of Executive Officers

The following table shows, for the fiscal years ended December 31, 2000, 2001 and 2002, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2002  (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compen- sation($)	Securities Underlying Options (#)	All Other Compen- sation ($)
Mr. S. James Miller, Jr Chief	2002	266,535	—		50,000	1,022	(1)
Executive Officer	2001	253,614	—		103,500	37,029
	2000	222,120	—		89,000	5,646

Mr. Wayne Wetherell	2002	159,466	—		25,000	705	(1)
Vice President of Administration and	2001	149,453	—		47,000	36,539
Chief Financial Officer	2000	139,351	—		58,000	4,340

Mr. William Ibbetson	2002	142,380	—		12,500	232	(1)
Chief Technical Officer and	2001	133,552	—		24,000	1,462
Vice President of Research Development	2000	109,097	—		15,000	2,537

Mr. Paul Devermann	2002	155,101	—		—	504	(1)
President of ImageWare Digital	2001	142,002	—		34,000	36,510
Photography Systems	2000	133,162	—		58,000	4,253

Ms. Lori Rodriguez(2)	2002	159,536	—		—	504	(1)
President Law Enforcement Solutions Group	2001	102,854	—		80,000	368

(1)                                  Amount represents payment for term life insurance premium.

(2)                                  Ms. Rodriguez was first employed by the Company in March 2001.

Stock Option Grants And Exercises

The Company grants options to its executive officers and employees under its 2001 Plan, its 1999 Stock Option Plan (the “1999 Plan”), and its 1994 Employee Stock Option Plan (the “1994 Plan”).  As of April 15, 2003, options to purchase a total of 120,760 shares were outstanding and options to purchase 29,193 shares remained available for grant under the 1994 plan.  Additionally, options to purchase a total of 345,915 shares were outstanding and options to purchase 3,145 shares remained available for grant under the 1999 Plan.   Lastly, options to purchase a total of 889,903 shares were outstanding and options to purchase 109,365 remained available for grant under the 2001 Plan.

The following tables show for the fiscal year ended December 31, 2002, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options	% of Total Options(1)	Exercise Or Base Price ($/Sh)	Expiration Date
S. James Miller, Jr.	50,000	19.6%	5.60	1/23/12
Wayne Wetherell	25,000	9.8%	5.60	1/23/12
William Ibbetson	12,500	4.9%	5.60	1/23/12
Paul Devermann	0
Lori Rodriguez	0

(1)                                  Percentage calculated based upon a total of 255,508 options granted to employees of the Company in 2002.

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Values

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End(1) (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options(2) at Fiscal Year-End($) Exercisable/Unexercisable
S. James Miller, Jr.	160,936/121,000	$1,563/$2,188
Wayne Wetherell	99,601/59,200	$521/$729
William Ibbetson	63,508/31,783	$417/$583
Paul Devermann	94,184/26,617	$250/$350
Lori Rodriguez	33,334/46,666	$1,667/$2,333

(1)           None of the Named Executive Officers exercised Options during 2002.

(2)                                  The “Value of Unexercised In-The-Money Options” is the aggregate, calculated on a grant by grant basis, of the product of the number of unexercised options at the end of fiscal year 2002, multiplied by the difference between the exercise price for the grant and the closing price of a share of Common Stock on the last day of the 2002 fiscal year ($3.05), excluding grants for which the exercise price is greater than the closing price of a share of Common Stock on that day.  The actual value, if any, that will be realized upon the exercise of an option will depend upon the difference between the exercise price of the option and the market price of the Common Stock on the date that the option is exercised.

Employment, Severance and Change of Control Agreements

In September 2000, we entered into an amended employment agreement with Mr. Miller pursuant to which Mr. Miller will serve as President and Chief Executive officer. This agreement is for a three-year term ending December 31, 2004, which period is renewed annually on December 31 of each year for a three-year term unless we give Mr. Miller prior notice of termination. This agreement provides for annual base compensation in the amount of $234,000, which amount will be increased based on cost-of-living increases.  Currently, Mr. Miller’s annual salary is $261,506. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Mr. Miller may, within 30 days of a change in control, terminate his employment as of a date not more than 60 days from the date of such change in control by giving 30 days advance written notice.  In such event, he will be entitled to payment of his entire unpaid Base Salary for the remaining term of his Employment Agreement, paid in one lump sum, in addition to immediate vesting of all unvested options with sixty days to exercise the options and a continuation of all of his benefits for a period of 3 years.

On March 1, 1999, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement was for a term ending April 30, 2002, and has been extended to a term ending April 30, 2003 and extended thereafter for additional one year terms unless either party gives 30 days notice prior to the expiration of a term.  This agreement provides for annual base salary in the amount of $112,144, which amount will be increased based on cost-of-living increases and may also be increased based on performance reviews. Currently, Mr. Wetherell’s annual salary is $156,457. Under this agreement, we will reimburse Mr. Wetherell for reasonable expenses incurred in connection with our business.  Additionally, Mr. Wetherell will be entitled to the full amount of his respective base salary for a period of one year in the event his employment with the Company is involuntarily terminated other than for cause.  Upon a change of control, Mr. Wetherell may terminate his employment by giving 30 days advance written notice. In such event he will be entitled to payment of his entire unpaid Base Salary for a period of one year from the date of his termination of employment.

On November 15, 2000, we entered into an employment agreement with Mr. Ibbetson pursuant to which Mr. Ibbetson will serve as our Vice President of Research and Development and Chief Technical Officer. This agreement is for a term ending November 15, 2003. This agreement provides for an annual base salary of $125,000, which amount will be increased based on cost-of-living increases and may also be increased based on performance reviews.  Currently, Mr. Ibbetson’s annual salary is $139,693. Under this agreement, we will reimburse Mr. Ibbetson for reasonable expenses in connection with our business. Mr. Ibbetson will also be entitled to the full amount of his respective base salary for a period of one year in the event his employment with the Company is involuntarily terminated other than for cause. Upon a change in control, Mr. Ibbetson may terminate his employment by giving 30 days advance written notice. In such event he will be entitled to payment of his entire unpaid Base Salary for a period of one year from the date of his termination of employment.

On March 1, 1999, we entered into an amended employment agreement with Mr. Devermann pursuant to which Mr. Devermann will serve as our Vice President of Sales and Business Development.  This agreement was for a term ending February 28, 2002, and has been extended to a term ending March 1, 2003 and extended thereafter for additional one year terms unless either party gives 30 days notice prior to the expiration of a term.  This agreement provides for annual base salary in the amount of $103,731, which amount will be increased based on cost-of-living increases and may also be increased based on performance reviews. Currently, Mr. Devermann’s annual salary is $150,869. Under this agreement, we will reimburse Mr. Devermann for reasonable expenses incurred in connection with our business.  Additionally, Mr. Devermann will be entitled to the full amount of his respective base salary for a period of one year in the event his employment with the Company is involuntarily terminated other than for cause.  If there is a change of control, Mr. Devermann may terminate his employment by giving 30 days advance written notice. If he does this, he will be entitled to payment of his entire unpaid Base Salary for a period of one year from the date of his termination of employment.

On April 15, 2001, we entered into an employment agreement with Lori Rodriguez pursuant to which Ms. Rodriguez will serve as our Vice President of Sales and Marketing. The agreement is for a term ending April 15, 2004.  This agreement provides for an annual base salary of $130,000, which amount will be increased based on cost-of-living increases and may also be increased based on performance reviews.  Currently, Ms. Rodriguez’s annual salary is $157,946. Under this agreement, we will reimburse Ms. Rodriguez for reasonable expenses in connection with our business. Additionally, Ms. Rodriguez is entitled to the full amount of her respective base salary for a period of one year in the event her employment with the Company is involuntarily terminated other than for cause.  Upon a change of control, Ms. Rodriguez may terminate her employment by giving 30 days advance written notice. In such event she will be entitled to payment of her entire unpaid Base Salary for a period of one year from the date of her termination of employment.

 “Change of control” is defined in each of the employment agreements as the occurrence of any of the following events: (i) the acquisition by a person of 50% or more of the voting power of the Company, (ii) a merger or consolidation of the Company with any other corporation (other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent 50% or more of the total voting power), (iii) the election to the Board of Directors of a majority of directors not nominated by the Company’s management, or (iv) the approval by the Company’s shareholders of a plan of complete liquidation or sale of substantially all of the Company’s assets.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning securities authorized for issuance under equity compensation plans is set forth in Item 5 above.

The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 15, 2003 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table in Item 10 above; (iii)

all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
S. James Miller, Jr.(2)	331,234	5.6%
John Callan(3)	31,861	*
Patrick Downs(4)	54,538	*
John Holleran(5)	7,154	*
David Loesch(6)	5,499	*
Yukuo Takenaka(7)	8,578	*
Wayne Wetherell(8)	150,729	2.6%
William Ibbetson(9)	84,536	1.5%
Paul Devermann(10)	129,981	2.3%
Lori Rodriguez(11)	47,068	*
Perseus 2000 LLC(12) 2009 Pennsylvania Avenue, N.W. Suite 900 Washington, DC 20006	1,202,631	17.8%
Total Shares Held By Directors and Executive Officers	851,178	13.9%

*              Less than one percent.

(1)               This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”).  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 5,489,390 shares of common stock outstanding on April 15, 2003, plus 61,755 shares of Series B Preferred Stock on an as-converted basis and adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each listed shareholder is c/o ImageWare Systems, Inc. 10883 Thornmint Road, San Diego, CA  92127.

(2)             Mr. Miller serves as Chairman of the Board of Directors and Chief Executive Officer of the Company.  Includes 84,679 shares held jointly with spouse and by sons and 204,893 options exercisable within 60 days of the date reported.

(3)               Includes 6,861 options exercisable within 60 days of the date reported.

(4)               Includes 6,492 options exercisable within 60 days of the date reported.

(5)               Includes 6,492 shares exercisable within 60 days of the date reported.

(6)               Includes 4,999 shares exercisable within 60 days of the date reported.

(7)               Includes 8,009 shares exercisable within 60 days of the date reported.

(8)               Includes 120,966 shares exercisable within 60 days of the date reported.

(9)               Includes 77,332 shares exercisable within 60 days of the date reported.

(10)         Includes 102,967 shares exercisable within 60 days of the date reported.

(11)         Includes 46,668 shares exercisable within 60 days of the date reported.

(12)         Includes 1,052,631 shares issuable upon the conversion of convertible debt plus 150,000 shares issuable upon the exercise of warrants.

ITEM 12. Certain Relationships and Related Transactions.

In addition to the employment agreements described above, the Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under California law and the Company’s Bylaws.

During the year ended December 31, 2001, the Company entered into a consulting agreement for business development consulting services with Mr. Callan, a member of the Company’s Board of Directors.  The agreement, which commenced in August 2001, was for a period of five months and called for a fee of $10,000 per month, plus reimbursable expenses.  During the year ended December 31, 2001, the Company recorded expenses of $99,000 under this agreement.  As of December 31, 2001, the agreement had expired and was not renewed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

April 30, 2003	By:	/s/ S. JAMES MILLER, JR.
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

Dated:	April 30, 2003	/s/ S. James Miller
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

Dated:	April 30, 2003	/s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer