Form 10QSB
period 2003-03-31
IMAGEWARE SYSTEMS INC
filed 2003-05-15
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(858) 673-8600
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 6, 2003, the number of outstanding shares of the Registrant’s common stock, par value $.01, was 5,489,390.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

(IN THOUSANDS)

(UNAUDITED)

March 31, 2003

Current Assets:
Cash	$428
Restricted cash and cash equivalents	60
Accounts receivable, net	1,851
Inventory	1,902
Other current assets	440
Total Current Assets	4,681

Property and equipment, net	995
Other assets	998
Intangible assets, net of accumulated amortization	1,445
Goodwill	5,298
Total Assets	$13,417

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,706
Deferred revenue	967
Accrued expenses	1,489
Accrued interest	328
Notes & advances payable to bank and third parties	928
Notes payable to related parties	254
Total Current Liabilities	6,672

Convertible notes payable, net of discount	988
Pension obligation	426
Total Liabilities	8,086

Shareholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 269,400 shares outstanding, liquidation preference $673,500	3
Common stock, $.01 par value, 50,000,000 shares authorized, 5,489,390 shares issued and outstanding	54
Additional paid in capital	42,372
Treasury stock, at cost - 6,704 shares	(64)
Shareholder note receivable	(150)
Accumulated other comprehensive income	144
Accumulated deficit	(37,028)
Total shareholders’ equity	5,331

Total Liabilities and Shareholders’ Equity	$13,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED March 31,
	2003	2002

Revenues:
Product	$2,634	$2,996
Maintenance	798	672
	3,432	3,668

Cost of revenues:
Product	1,238	1,277
Maintenance	355	280
Gross profit	1,839	2,111

Operating expenses:
General & administrative	1,442	1,741
Sales and marketing	1,089	1,141
Research & development	494	516
Depreciation and amortization	235	218
	3,260	3,616

Loss from operations	(1,421)	(1,505)

Interest (income) expense, net	361	4

Other (income) expense, net	(81)	(20)

Loss before income taxes	(1,701)	(1,489)

Income tax expense (benefit)	—	—

Net loss	$(1,701)	$(1,489)

Basic and diluted (loss) per common share - see note 2	$(0.31)	$(0.27)
Weighted-average shares (basic and diluted)	5,483,973	5,481,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities
Net loss	$(1,701)	$(1,489)
Adjustments to reconcile net loss to net cash used by operating activities	238	218
Depreciation and amortization
Amortization of debt discount and debt issuance costs	223	—
Change in assets and liabilities
Accounts receivable, net	1,444	1,568
Inventory	(21)	51
Other current assets	(17)	118
Intangible and other assets	(23)	—
Accounts payable	(527)	(772)
Accrued expenses	(16)	112
Accrued interest	130	2
Deferred revenue	(9)	186
Pension obligation	20	—
Total adjustments	1,442	1,483
Net cash used by operating activities	(259)	(6)

Cash flows from investing activities
Purchase of property and equipment	(76)	(88)
Payment on advances from related stockholders	(8)	(45)
Net cash used by investing activities	(84)	(133)

Cash flows from financing activities
Proceeds from issuance of notes payable	600	—
Repayment of notes payable	—	(5)
Debt issuance costs	(218)	—
Proceeds from bank line of credit	142	—

Net cash provided (used) by financing activities	524	(5)
Effect of exchange rate changes on cash	32	(15)
Net increase (decrease) in cash	213	(159)

Cash at beginning of period	215	388

Cash at end of period	$428	$229

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2003	2002

Net income (loss)	$(1,701)	$(1,489)
Other comprehensive income (loss):
Foreign currency translation adjustment	32	(15)
Comprehensive income (loss)	$(1,669)	$(1,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (“we”, “our” or “the Company”), was incorporated in the State of California on February 6, 1987. The Company utilizes its imaging technology to develop software used to create booking and investigative software, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records.

Liquidity and Capital Resources

The condensed consolidated financial statements included in this report have been prepared assuming that the Company will be successful in obtaining the additional capital it needs to fund operations and implement its business plan. The Company used approximately $2,086,000 in operations during the year ended December 31, 2002 and $259,000 in operations during the three months ended March 31, 2003, suffered recurring losses from operations and has an accumulated deficit of approximately $37,028,000 at March 31, 2003 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 15, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2003, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the  period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options, convertible notes payable and warrants, calculated using the treasury stock method. During the periods ended March 31, 2003 and 2002, the Company has excluded all convertible preferred stock, outstanding stock options, convertible notes payable and warrants from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share for the three  month periods ended March 31, 2003 and 2002 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2003	2002
Numerator
Net loss	$(1,701)	$(1,489)
Less Series B preferred dividends	(15)	(16)
Net loss available to common shareholders	$(1,716)	$(1,505)

Denominator
Weighted-average shares outstanding	5,489,390	5,481,311

Basic and diluted loss per share	$(0.31)	$(0.27)

NOTE 3.  SEGMENT INFORMATION

Prior to its acquisition of G & A in March 2001, the Company operated in one business segment. During 2002, the Company  reorganized its reportable segments into geographical groups: Americas, International and Digital Photography. In the Company’s Americas segment, the Company develops, sells and supports a suite of modular software products and designs systems used by law enforcement and public safety agencies to manage criminal history records and investigate crime as well as develops, sells and supports software and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. The Americas segment includes North, Central and South America. The Company’s International segment includes all geographic areas other than North, Central and South America. The Company’s International segment develops, sells and supports software and designs systems utilizing digital imaging in the production of photo identification cards, documents and identification badging systems. The Digital Photography segment develops digital imaging software which enables professional photographers to quickly and easily take photos and create a database of information that can be sent to photography laboratories for processing.

Subsequent to the nine months ended September 30, 2002, the Company has re-evaluated its organizational and internal financial reporting structure.  Accordingly, the Company has realigned its business segments along product and service lines for operating decision purposes and to better assess performance.  Financial reporting segments have been changed to reflect this alignment.

The table below summarizes information about reportable segments for the three months ended March 31, 2003 and 2002:

	THREE MONTHS ENDED
	March 31,
	2003	2002
	(in thousands)
Net Revenue:
Law Enforcement	$791	$1,022
Identification	2,380	2,349
Digital Photography	261	297
Total consolidated net sales	$3,432	$3,668

Operating loss:
Law Enforcement	$(180)	$75
Identification	(1,099)	(1,341)
Digital Photography	(142)	(239)

Other unallocated amounts:
Interest expense (income)	361	4
Other expense (income)	(81)	(20)

Income (loss) before taxes	$(1,701)	$(1,489)

March 31,
Total Assets by Segment:	2003
(in thousands)
Law Enforcement	$1,008
Identification	9,348
Digital Photography	1,752
Total assets for reportable segments	12,108
Corporate	1,309
Total consolidated assets	$13,417

NOTE 4.  NOTES PAYABLE AND LINES OF CREDIT

In May 2002, the Company issued a senior secured convertible promissory note for $2,000,000 at an interest rate of 12.5%, due May 22, 2004 (the "Note").  The Note initially was convertible into common shares of the Company at $4.31 per share.  In conjunction with the note, the Company issued a warrant to purchase 150,000 shares of common stock at $4.74 per share.  The Company recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $537,000.

The Note also contained a beneficial conversion feature, which resulted in additional debt discount of $537,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company is accreting the beneficial conversion feature as interest expense over the life of the note.  For the three months ended March 31, 2003, the Company recorded $134,000 as interest expense from the amortization of the discount related to fair value of the warrants and from the accretion of the beneficial conversion feature.

The issuance by the Company of $600,000 in convertible subordinated promissory notes in March 2003 (described below) triggered certain anti-dilution provisions contained in the Note.  This resulted in the conversion price of the note being reduced to $1.90 per share.  Similar provisions also reduced the warrant exercise price to $1.90 per share.  These reductions resulted in the recognition of an additional beneficial conversion feature in the amount of $926,000 which has been recorded as additional debt discount.  The Company is accreting this additional beneficial conversion feature as interest expense over the remaining life of the note.  For the three months ended March 31, 2003, the Company recorded $36,000 as interest expense from the amortization of the additional discount related to the additional beneficial conversion feature.

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

A foreign subsidiary of the Company has two line of credit facilities with commercial banks totaling $606,000.  As of March 31, 2003, the Company had utilized $308,000 of these facilities.  Borrowings under these line of credit facilities bear interest at between 8.0% and 8.4% per annum and are collateralized by the subsidiary’s accounts receivable.

In September 2002, the Company issued a secured demand promissory note for $500,000 at an interest rate of 12.5%  to the holder of the Note.  This note is due and payable upon demand given by the holder.

In March 2003, the Company issued to certain accredited investors convertible subordinated promissory notes ("the Subordinated Notes").  The Subordinated Notes have an aggregate principal amount of $600,000, bear an interest rate of 8.5% per annum, payable semi-annually in arrears, have a maturity date of April 15, 2005 and are convertible into shares of the Company’s common stock at a conversion price of $1.90 per share.

The Subordinated Notes contained an embedded beneficial conversion feature which resulted in debt discount of $111,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company is accreting the beneficial conversion feature as interest expense over the life  of the note.  For the three months ended March 31, 2003, the Company recorded $2,000 as interest expense from the amortization of the discount related to the accretion of this beneficial conversion feature.

NOTE 5.  RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure.  This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation.  The transitional guidance and annual disclosure provisions of this statement was effective for the December 31, 2002 financial statements.  The interim reporting disclosure requirements are effective for the Company’s March 31, 2003 Form 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. The December 31, 2002 and March 31, 2003 financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented below under the caption “Stock-Based Compensation.”

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for the 2002 financial statements; however no new disclosures were deemed necessary. The adoption of FIN 45 did not have a material effect on the Company’s results of operations or financial condition.

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

NOTE 6.  STOCK-BASED COMPENSATION

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise at the initial grant date.  The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards. (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the three months ended March 31, 2003 and 2002.

	THREE MONTHS ENDED MARCH 31,

	2003	2002
Net Loss:
As reported	$(1,701)	$(1,489)
Stock based employee compensation under fair value based method	(146)	(224)
Pro forma net loss	$(1,847)	$(1,713)

Basic loss per common share:
As reported	$(0.31)	$(0.27)
Pro forma	$(0.34)	$(0.32)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” and elsewhere in this Quarterly Report.

The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company’s products such as the timing of new product introductions by us and by our competitors and our customers’ political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

	THREE MONTHS ENDED MARCH 31,
Net Product Revenues (dollars in thousands)	2003	2002	$ Change	% Change

Product revenues:
Law Enforcement	$204	$513	$(309)	-60%
Percentage of total net product revenue	8%	17%
Identification	$2,169	$2,198	$(29)	-1%
Percentage of total net product revenue	82%	73%
Digital Photography	$261	$285	$(24)	-8%
Percentage of total net product revenue	10%	10%
Total net product revenues	$2,634	$2,996	$(362)	-12%

Product revenues decreased 12% from $2,996,000 for the three months ended March  31, 2002 to $2,634,000 for the corresponding period in 2003. Revenues related to law enforcement systems and software decreased $309,000 for the three months ended March 31, 2003 as compared to the corresponding period in 2002. We believe that the decrease in law enforcement product revenues is reflective of a decrease in government procurement. We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will increase overall demand for the Company’s law enforcement products, however, we cannot predict the timing of the shift in demand.

Identification product revenues decreased 1% from $2,198,000 for the three months ended March 31, 2002 to $2,169,000 for the corresponding period in 2003.  We believe that government agencies and private entities will react to the increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s identification  products, however, we cannot predict the timing of the shift in demand.

Digital Photography product revenues decreased 8% from $285,000 for the three months ended March 31, 2002 to $261,000 for the corresponding period in 2003.  This decrease is reflective of our decision to sell software only solutions beginning late in the first quarter of 2002.  The three months ended March 31, 2002 contains both software and hardware products as compared to our selling of software only during the three months ended March 31, 2003.

Our backlog of product orders as of March 31, 2003 was approximately $1,416,000.

	THREE MONTHS ENDED MARCH 31,
Maintenance Revenues (dollars in thousands)	2003	2002	$	Change	% Change

Maintenance revenues:
Law Enforcement	$587	$508		$79	16%
Percentage of total net maintenance revenue	74%	76%
Identification	$211	$152		$59	39%
Percentage of total net maintenance revenue	26%	23%
Digital Photography	$—	$12		$(12)	-100%
Percentage of total net maintenance revenue	0%	2%
Total net maintenance revenues	$798	$672		$126	19%

Maintenance revenues increased 19% from $672,000 for the three months ended March 31, 2002 to $798,000 for the corresponding period in 2003. This increase is due to the expansion of our installed base of both law enforcement and identification systems.  Law enforcement maintenance revenues increased 16% or $79,000 for the three months ended March 31, 2003 from $508,000 for the three months ended March 31, 2002 to $587,000 for the corresponding period in 2003. This increase is due primarily to the expansion of our installed base of law enforcement systems.

Identification maintenance revenues increased 39% or $59,000 for the three months ended March 31, 2003 from $152,000 for the three months ended March 31, 2002 to $211,000 for the corresponding period in 2003. This increase is due primarily to the expansion of our installed base of identification systems.

	THREE MONTHS ENDED MARCH 31,
Cost of Product Revenues: (dollars in thousands)	2003	2002	$	Change	% Change

Cost of Product Revenues:
Law Enforcement	$165	$105		$60	57%
Percentage of Law Enforcement product revenue	81%	21%
Identification	$1,057	$1,056		$1	0%
Percentage of Identification product revenue	49%	48%
Digital Photography	$16	$116		$(100)	-86%
Percentage of Digital Photography product revenue	6%	41%
Total net product revenues	$1,238	$1,277		$(39)	-3%
Percentage of total product revenues	47%	43%

Cost of product revenues as a percentage of product revenues increased from 43% for the three month period ended March 31, 2002 to 47% of product revenues for the corresponding period in 2003. This increase is due primarily to higher sales of hardware and related print media consumables resulting in higher cost of sales as a percentage of product revenues. Cost of product revenues for our Law Enforcement segment increased 57%, or $60,000 from $105,000 or 21% of Law Enforcement product revenues for the three months ended March 31, 2002 to $165,000, or 81% of product revenues for the corresponding period in 2003.  This increase is due primarily to the smaller revenue base to absorb fixed product costs.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Digital Photography segment decreased 86% from $116,000, or  41% of Digital Photography revenues for the three month period ended March 31, 2002 to $16,000 or 6% of Digital Photography revenues for the corresponding period in 2003.  This decrease of $100,000 is reflective of our decision to sell software only solutions beginning late in the first quarter of 2002 as compared to our selling of software only solution for the entire three month period in 2003.

	THREE MONTHS ENDED MARCH 31,
Maintenance cost of revenues	2003	2002	$	Change	% Change

Maintenance cost of revenues:
Law Enforcement	$223	$184		$39	21%
Percentage of Law Enforcement maintenance revenue	38%	36%
Identification	$132	$96		$36	38%
Percentage of Identification maintenance revenue	63%	63%
Digital Photography	$—	$—		$—	N/A
Percentage of Digital Photography maintenance revenue	%	%
Total net maintenance revenues	$355	$280		$75	27%
Percentage of total maintenance revenues	44%	42%

Costs of maintenance revenues increased 27% from $280,000, or 42% of maintenance revenues, for the three months ended March 31, 2002 to $355,000, or 44% of maintenance revenues, for the corresponding period in 2003. Cost of maintenance revenues in Law Enforcement increased 21%, from $184,000 or 36% of maintenance revenues for the three months ended March 31, 2002 to $223,000 or 38% of  maintenance revenues for the corresponding period in 2003. This increase in costs of maintenance revenues is due primarily to higher costs necessary to service the expanding installed base. Identification maintenance cost of revenues increased $36,000 but remained constant at 63% of identification maintenance revenues for the three months ended March 31, 2003 and 2002.

	THREE MONTHS ENDED MARCH 31,
Product gross profit (dollars in thousands)	2003	2002	$	Change	% Change

Product gross profit
Law Enforcement	$39	$407		$(368)	-90%
Percentage of Law Enforcement product revenue	19%	79%
Identification	$1,112	$1,142		$(30)	-3%
Percentage of Identification product revenue	51%	52%
Digital Photography	$246	$169		$77	45%
Percentage of Digital Photography product revenue	94%	59%
Total net product revenues	$1,397	$1,718		$(321)	-19%
Percentage of total product revenues	53%	57%

Total product gross margins as a percentage of product revenues decreased from 57% for the three month period ended March  31, 2002 to 53% of product revenues for the corresponding period in 2003. The overall decrease is primarily due to a higher percentage of total revenues coming from the sales of hardware and print media consumables.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue decreased from 79% for the three months ended March 31, 2002 to 19% for the corresponding period of 2003. This decrease is due primarily to our product mix containing higher percentages of hardware and print media consumables than the comparable period in 2002, as well as a lower revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Gross margins for the Digital Photography product segment increased 45% or $77,000, from $169,000 or 59% of Digital Photography product revenues for the three months ended March 31, 2002 to $246,000, or 94% of Digital Photography revenues for the corresponding period in 2003. This increase of $76,000 is reflective of our decision to sell software only solutions beginning late in the first quarter of 2002 as compared to our selling of software only solution for the entire three month period in 2003.

	THREE MONTHS ENDED MARCH 31,
Maintenance gross profit (dollars in thousands)	2003	2002	$	Change	% Change

Maintenance gross profit
Law Enforcement	$364	$324		$40	12%
Percentage of Law Enforcement maintenance revenue	62%	64%
Identification	$79	$56		$23	41%
Percentage of Identification maintenance revenue	37%	37%
Digital Photography	$—	$12		$(12)	100%
Percentage of Digital Photography maintenance revenue	N/A %	100%
Total net maintenance revenues	$443	$392		$51	13%
Percentage of total maintenance revenues	56%	58%

Gross margins related to maintenance revenues increased $51,000 from $392,000, or 58% of maintenance revenues for the three months ended March 31, 2002 to $443,000, or 56% of maintenance revenues for the corresponding period in 2003. This percentage decrease is due primarily to increased costs resulting from our expanding installed base.

	THREE MONTHS ENDED MARCH 31,
Operating expenses (dollars in thousands)	2003	2002	$ Change	% Change

General & administrative	$1,442	$1,741	$(299)	-17%
Percentage of total net revenue	42%	47%
Sales and marketing	$1,089	$1,141	$(52)	-5%
Percentage of total net revenue	32%	31%
Research & development	$494	$516	$(22)	-4%
Percentage of total net revenue	14%	14%
Depreciation and amortization	$235	$218	$17	8%
Percentage of total net revenue	7%	6%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 17%, or $299,000 from $1,741,000 for the three months ended March 31, 2002 to $1,442,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, decreased from  47% for the three months ended March 31, 2002 to 42% for the corresponding period in 2003.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 5%, or $52,000 from $1,141,000 for the three months ended March 31, 2002 to $1,089,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, increased from 31% for the three months ended March 31, 2002 to 32% for the corresponding period in 2003.  The decrease of $52,000 is due primarily to reduced headcount.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 4% or $22,000 from $516,000  for the three months ended March 31, 2002 to $494,000 for the corresponding period in 2003.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased $17,000 from $218,000 for the three months ended March 31, 2002 to $235,000 for the corresponding period in 2003. This increase is due primarily to higher amortization of intangible assets.

INTEREST EXPENSE, NET.  For the three months ended March 31, 2003, we recognized interest income of $1,000 and interest expense of $362,000. For the three months ended March 31, 2002, we recognized interest income of $8,000 and interest expense of $12,000.  Interest expense in the three months ended March 31, 2003 increased due to our issuance of senior secured and subordinated convertible promissory notes payable, short-term demand notes payable  and short-term borrowings under banking lines of credit.  Interest expense for the three months ended March 31, 2003 also includes approximately of $156,000 of debt discount and deferred financing fee amortization classified  as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had total current assets of $4,681,000 and total current liabilities of $6,672,000, or  negative working capital of $1,991,000. At March 31, 2003, we had available cash of $428,000 and $60,000 in restricted cash securing our San Diego, California facility lease.

Net cash used in operating activities was $259,000 for the three month period ended March 31, 2003 as compared to $6,000 for the corresponding period in 2002. We used cash to fund net losses of $1,240,000, excluding non-cash expenses (depreciation and amortization) of $461,000 for the three months ended March 31, 2003.  We used cash to fund net losses of $1,271,000 , excluding non-cash expenses (depreciation and amortization) of 218,000 for the corresponding period in 2002. For the three months ended March 31, 2003, we generated cash of $1,383,000 from reductions in current assets and used  cash of $402,000 for reductions in current liabilities, excluding debt. In 2002, we used cash of generated $1,737,000 to fund increases in current assets and used cash of $472,000 from reductions in current liabilities and deferred revenues, excluding debt.

Net cash used by investing activities was $84,000 for the three months ended March 31, 2003 as compared to $133,000 for the corresponding period in 2002. For the three months ended March 31, 2003, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $76,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the three months ended March 31, 2003, we  used cash of approximately $8,000 to repay advances from related stockholders. For the three months ended March 31, 2002, we used cash of $88,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $45,000 to repay advances from related stockholders.

Net cash provided by financing activities was $524,000 for the three month period ended March 31, 2003 as compared to net cash used by financing activities of $5,000 for the corresponding period in 2002. For the three months ended March 31, 2003, we generated cash of $600,000 from our issuance of subordinated convertible promissory notes payable offset by $60,000 in debt issuance costs.  We also used cash of $158,000 to fund increases in capitalized financing fees.  We also generated cash of $142,000 from short-term borrowings under bank line of credit agreements. For the corresponding period in 2002, we used cash of $5,000 for the repayment of capital lease obligations.

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

The report of the Company’s independent accountants included with our most recent Annual Report filed on Form 10-KSB on April 15, 2003 includes an explanatory paragraph as to the uncertainty that the Company will continue as a going concern. The Company is seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months, assuming the successful implementation of our business plan. Our business plan includes, among other things, significant increases in revenues in future periods, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures. If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute significant cost reduction plans. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company. In addition, our ability to raise additional capital may be dependent upon the Company’s Common Stock being quoted on the American Stock Exchange. There can be no assurance that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

RISK FACTORS

WE CURRENTLY HAVE LIMITED CASH RESOURCES AND NEED ADDITIONAL FUNDING TO FINANCE OUR WORKING CAPITAL REQUIREMENTS DURING THE NEXT TWELVE MONTHS.

We currently require financing to fund our anticipated working capital requirements during the next twelve months. We anticipate that our existing resources will not be sufficient to enable us to maintain our current and planned operations for the next twelve months and the report of our independent accountants included with our most recent report on Form 10-KSB includes an explanatory paragraph regarding our ability to continue as a going concern. We are seeking additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity to raise additional funds, our existing shareholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding Common Stock. Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. In addition, our ability to raise additional capital may be dependent upon the Company’s Common Stock being listed on the American Stock Exchange. We cannot guarantee that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $37.0 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of March 31, 2003, we had an accumulated deficit of $37.0 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of March 31, 2003, the Company had cumulative undeclared dividends of $162,000.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures.  ImageWare’s chief executive officer and its chief financial officer, after evaluating the effectiveness of ImageWare’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of such date, ImageWare’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by ImageWare in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls.  There have been no significant changes in ImageWare’s internal controls since the Evaluation Date.  ImageWare is not aware of any significant change in any other factor that could significantly affect its internal controls subsequent to the Evaluation Date.

PART II

ITEM 2. CHANGES IN SECURITIES

Issuance of Convertible Subordinated Promissory Notes

On March 13, 2003, we issued to certain accredited investors Convertible Subordinated Promissory Notes, each in the form attached hereto as Exhibit 10.1 (the “Subordinated Notes”).  The Subordinated Notes have an aggregate principal amount of $600,000, bear an interest rate of 8.5% (payable semi-annually in arrears), have a maturity date of April 15, 2005 and are convertible into shares of our Common Stock at a conversion price of $1.90 per share.  We may prepay the Subordinated Notes at any time, without penalty, upon five (5) business days notice to the holders of the Subordinated Notes.   For this sale and issuance of Subordinated Notes we relied on the exemption from registration under Section 4(2) of the Securities Act.

Securities to be Registered

Pursuant to the Registration Rights Agreement in the form attached hereto as Exhibit 10.2, we have agreed, subject to certain conditions, to prepare and file with the Securities and Exchange Commission registration statements covering the shares of common stock issuable upon conversion of the Subordinated Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In May 2002, the Company issued a senior secured convertible promissory note for $2,000,000, due May 22, 2004.  In September 2002, the Company issued to the holder of the May 2004 note a secured demand promissory note for $500,000, payable upon demand of the holder.  The obligations represented by these notes are secured by substantially all of the assets of the Company and its subsidiaries, and require that interest be paid quarterly in arrears.  The Company and the holder of these notes agreed to temporarily defer the interest payments otherwise due in October 2002, January 2003 and April 2003 until the Company concluded its activities with respect to a possible financing.  As a result, these three interest payments have not yet been made.   The holder of these notes has not declared the existence of an event of default under the notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

10.1                           Form of Convertible Subordinated Promissory Note

10.2                           Registration Rights Agreement, dated March 13, 2003

99.1                           Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: May 15, 2003	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)

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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 15, 2003	/s/ S. James Miller
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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)                                      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 15, 2003	/s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer