Form 10QSB
period 2003-06-30
IMAGEWARE SYSTEMS INC
filed 2003-08-19
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2003, the number of outstanding shares of the Registrant’s common stock, par value $.01, was 5,489,390.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(IN THOUSANDS)

	June 30, 2003	December 31, 2002
	(Unaudited)
Current Assets:
Cash	$628	$215
Restricted cash and cash equivalents	60	60
Accounts receivable, net	2,262	3,295
Inventory	1,800	1,882
Other current assets	442	422
Total Current Assets	5,192	5,874

Property and equipment, net	873	1,040
Other assets	1,106	744
Intangible assets, net of accumulated amortization	1,329	1,562
Goodwill	5,298	5,298
Total Assets	$13,798	$14,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,540	$3,233
Deferred revenue	1,022	976
Accrued expenses	1,529	1,500
Accrued expenses - related parties	0	47
Accrued interest	102	198
Notes & advances payable to bank and third parties	472	786
Notes payable to related parties	134	218
Total Current Liabilities	5,799	6,958

Convertible notes payable, net of discount	759	1,252
Warrant liability	2,358	—
Pension obligation	452	406
Total Liabilities	9,368	8,616

Shareholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 269,400 shares outstanding at June 30, 2003 and December 31, 2002, liquidation preference $673,500 at June 30, 2003 and December 31, 2002	3	3
Common stock, $.01 par value, 50,000,000 shares authorized, 5,489,390 shares issued and outstanding	54	54
Additional paid in capital	43,890	41,272
Treasury stock, at cost - 6,704 shares	(64)	(64)
Shareholder note receivable	(150)	(150)
Accumulated other comprehensive income	214	113
Accumulated deficit	(39,517)	(35,326)
Total shareholders’ equity	4,430	5,902

Total Liabilities and Shareholders’ Equity	$13,798	$14,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2003	2002	2003	2002

Revenues:
Product	$3,835	$3,663	$6,469	$6,659
Maintenance	792	673	1,590	1,345
	4,627	4,336	8,059	8,004
Cost of revenues:
Product	1,840	1,622	3,077	2,924
Maintenance	314	263	669	543

Gross profit	2,473	2,451	4,313	4,537

Operating expenses:
General & administrative	1,439	1,675	2,881	3,391
Sales and marketing	1,048	1,059	2,137	2,201
Research & development	437	510	931	1,025
Depreciation and amortization	237	197	473	415
	3,161	3,441	6,422	7,032

Loss from operations	(688)	(990)	(2,109)	(2,495)

Interest (income) expense, net	1,893	108	2,254	112

Other (income) expense, net	(92)	43	(173)	23

Loss before income taxes	(2,489)	(1,141)	(4,190)	(2,630)

Income tax expense (benefit)	—	—	—	—

Net loss	$(2,489)	$(1,141)	$(4,190)	$(2,630)

Basic and diluted (loss) per common share - see note 2	$(0.46)	$(0.21)	$(0.77)	$(0.49)
Weighted-average shares (basic and diluted)	5,489,390	5,483,275	5,489,390	5,482,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities
Net loss	$(4,190)	$(2,630)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	476	415
Amortization of debt discount and debt issuance costs	1,551	72
Change in warrant liability	321	—
Change in assets and liabilities
Accounts receivable, net	1,032	1,555
Inventory	81	(148)
Other current assets	(20)	39
Intangible and other assets	(54)	—
Accounts payable	(692)	(729)
Accrued expenses	25	108
Accrued interest	(96)	30
Deferred revenue	46	(100)
Pension obligation	46	—
Total adjustments	2,716	1,242

Net cash used by operating activities	(1,474)	(1,388)

Cash flows from investing activities
Purchase of property and equipment	(134)	(209)
Payment on advances from related stockholders	(128)	(90)
Sale of property and equipment	59	—

Net cash used by investing activities	(203)	(299)

Cash flows from financing activities
Proceeds from issuance of notes payable	4,856	2,000
Repayment of notes payable	(2,500)	(10)
Debt issuance costs	(554)	(272)
Proceeds from bank line of credit	186	415

Net cash provided by financing activities	1,988	2,133
Effect of exchange rate changes on cash	102	80
Net increase in cash	413	526

Cash at beginning of period	215	388

Cash at end of period	$628	$914

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

Net income (loss)	$(2,489)	$(1,141)	$(4,190)	$(2,630)
Other comprehensive (loss):
Foreign currency translation adjustment	70	95	102	80
Comprehensive (loss)	$(2,419)	$(1,046)	$(4,088)	$(2,550)

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

Liquidity and Capital Resources

The condensed consolidated financial statements included in this report have been prepared assuming that the Company will be successful in obtaining the additional capital it needs to fund operations and implement its business plan. The Company used approximately $2,086,000 in operations during the year ended December 31, 2002 and $1,474,000 in operations during the six months ended June 30, 2003, suffered recurring losses from operations and has an accumulated deficit of approximately $39,517,000 at June 30, 2003 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 15, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2003, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Stock based compensation

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise at the initial grant date.  The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards. (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the three and six months ended June 30, 2003 and 2002:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2002	2003	2002

Net Loss:
As reported	$(2,489)	$(1,141)	$(4,190)	$(2,630)
Stock based compensation included in net loss	—	—	—	—
Stock based employee compensation under fair value based method	(152)	(224)	(298)	(448)
Pro forma net loss	$(2,641)	$(1,365)	$(4,488)	$(3,078)

Basic loss per common share:
As reported	$(0.46)	$(0.21)	$(0.77)	$(0.49)
Pro forma	$(0.48)	$(0.25)	$(0.82)	$(0.57)

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options, convertible notes payable and warrants, calculated using the treasury stock method. During the periods ended June 30, 2003 and 2002, the Company has excluded all convertible preferred stock, outstanding stock options, convertible notes payable and warrants from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2003 and 2002 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2003	2002	2003	2002
Numerator
Net loss	$(2,489)	$(1,141)	$(4,190)	$(2,630)
Less Series B preferred dividends	(15)	(20)	(31)	(33)
Net loss available to common shareholders	$(2,504)	$(1,161)	$(4,221)	$(2,663)

Denominator
Weighted-average shares outstanding	5,489,390	5,483,275	5,489,390	5,482,299

Basic and diluted loss per share	$(0.46)	$(0.21)	$(0.77)	$(0.49)

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

The table below summarizes information about reportable segments for the three and six months ended June 30, 2003 and 2002:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Net Revenue:
Law Enforcement	$1,149	$1,270	$1,941	$2,291
Identification	3,266	2,942	5,644	5,292
Digital Photography	212	124	474	421
Total consolidated net sales	$4,627	$4,336	$8,059	$8,004
Operating income (loss):
Law Enforcement	$104	$82	$(76)	$156
Identification	(646)	(740)	(1,745)	(2,080)
Digital Photography	(146)	(332)	(288)	(571)

Other unallocated amounts:
Interest expense (income)	1,893	108	2,254	112
Other expense (income)	(92)	43	(173)	23

Income (loss) before taxes	$(2,489)	$(1,141)	$(4,190)	$(2,630)

Total Assets by Segment:	June 30, 2003
(in thousands)
(unaudited)
Law Enforcement	$924
Identification	9,765
Digital Photography	1,631
Total assets for reportable segments	12,320
Corporate	1,478
Total consolidated assets	$13,798

NOTE 4.  NOTES PAYABLE AND LINES OF CREDIT

In May 2002, the Company issued a senior secured convertible promissory note for $2,000,000 at an interest rate of 12.5%, due May 22, 2004 (the “Note”).  The Note initially was convertible into common shares of the Company at $4.31 per share.  In conjunction with the note, the Company issued a warrant to purchase 150,000 shares of common stock at $4.74 per share.  The Company recorded the note net of a discount equal to the fair value allocated to the warrants issued of approximately $537,000.

The Note also contained a beneficial conversion feature, which resulted in additional debt discount of $537,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company accreted the beneficial conversion feature as interest expense over the life of the note.  For the six months ended June 30, 2003, the Company recorded $767,000 as interest expense from the amortization of the discount related to fair value of the warrants and from the accretion of the beneficial conversion feature through the date of extinguishment. The Company allocated a portion of the reacquisition price to the beneficial conversion feature at the date of extinguishment. See notes below.

The issuance by the Company of $600,000 in convertible subordinated promissory notes in March 2003 (described below) triggered certain anti-dilution provisions contained in the Note.  This resulted in the conversion price of the note being reduced to $1.90 per share.  Similar provisions also reduced the warrant exercise price to $4.65 per share.  These reductions resulted in the recognition of an additional beneficial conversion feature in the amount of $926,000 which has been recorded as additional debt discount.  The Company is accreting this additional beneficial conversion feature as interest expense over the remaining life of the note.

In March 2003, the Company issued to certain accredited investors convertible subordinated promissory notes (“the Subordinated Notes”).  The Subordinated Notes have an aggregate principal amount of $600,000, bear an interest rate of 8.5% per annum, payable semi-annually in arrears, have a maturity date of April 15, 2005 and are convertible into shares of the Company’s common stock at a conversion price of $1.90 per share.

The Subordinated Notes contained an embedded beneficial conversion feature which resulted in debt discount of $111,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company is accreting the beneficial conversion feature as interest expense over the life of the note.  For the six months ended June 30, 2003, the Company recorded $15,000 as interest expense from the amortization of the discount related to the accretion of this beneficial conversion feature.

In June 2003, the Company issued two senior secured convertible promissory notes (“the New Notes”) for an aggregate of $4,150,000 and a third senior secured convertible promissory note for $106,000 in lieu of payment of financing fees.  The New Notes bear interest at 12.5% per annum and are due on the earlier of May 22, 2005 or upon the occurrence of various other events or conditions set for the in the New Notes, including but not limited to certain mergers, consolidations, reorganizations or other business combinations involving the Company.  Under the terms of the New Notes, the holders retain the right, subject to certain exceptions, to convert all or any part of the principal and accrued interest outstanding under the Notes into shares of our Common Stock at a conversion price per share equal to $2.11.  The conversion price is subject to adjustment in the event we affect a stock split, combination or like transaction.  The New Notes contain “full-ratchet” price anti-dilution provisions that would become effective if our shareholders approve the transaction.  In conjunction with the issuance of the New Notes, the Company issued warrants to acquire 1,600,000 shares of the Company’s Common stock at an exercise price of $2.11 per share.  The warrant price is subject to adjustment in the event of a stock split, combination or like transaction.  The warrants contain “full-ratchet” price and anti-dilution provisions that would become effective if our shareholders approve the transaction.

The Company recorded the New Notes net of a discount equal to the fair value allocated to the warrants issued of approximately $2,038,000.  The New Notes also contained a beneficial conversion feature, which resulted in additional debt discount of $2,052,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company is accreting the beneficial conversion feature as interest expense over the life of the note.  For the six months ended June 30, 2003, the Company recorded $102,000 as interest expense from the amortization of the discount related to fair value of the warrants and from the accretion of the beneficial conversion feature.

The Company utilized a portion of the proceeds from the issuance of the New Notes to extinguish the $2,000,000 Senior Secured Convertible Note issued in May 2002 and the $500,000 secured demand promissory note issued in September 2002.  The Company has recorded additional interest expense of $766,757 representing the unamortized debt discount at the date of extinguishment.  The Company has also recorded additional interest expense of $225,000 representing unamortized deferred financing fees at the date of extinguishment. The Company allocated $516,000 of the reacquisition price to the beneficial conversion feature based on the intrinsic value of the conversion features on the date of extinguishment.

A foreign subsidiary of the Company has two line of credit facilities with commercial banks totaling $606,000.  As of June 30, 2003, the Company had utilized $352,000 of these facilities.  Borrowings under these line of credit facilities bear interest at between 8.0% and 8.4% per annum and are collateralized by the subsidiary’s accounts receivable and inventories.

NOTE 5.  WARRANT LIABILITY

In conjunction with the Company’s issuance of the New Notes, the Company agreed to register with the Securities and Exchange Commission, the shares of common stock underlying the warrants issued as part of the New Notes.  In accordance with the Financial Accounting Standard Board Emerging Issue Task Force 00-19, the Company has recorded as long-term liability the $2,037,000 relative fair market value of the warrant.  Accordingly, the Company is accounting for the liability under fair value accounting and has recorded a current period expense of $321,000 for the three months ended June 30, 2003.

NOTE 6.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure.  This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation.  The transitional guidance and annual disclosure provisions of this statement was effective for the December 31, 2002 financial statements.  The interim reporting disclosure requirements are effective for the Company’s June 30, 2003 Form 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. The December 31, 2002 and June 30, 2003 financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented below under the caption “Stock-Based Compensation.”

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for the 2002 financial statements; however no new disclosures were deemed necessary. The adoption of FIN 45 did not have a material effect on the Company’s results of operations or financial condition.

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

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, except for the provisions that were cleared by the FASB in prior pronouncements.  The adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002.

Net Product Revenues (dollars in thousands)	THREE MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

Product revenues:
Law Enforcement	$556	$726	$(170)	-23%
Percentage of total net product revenue	14%	20%
Identification	$3,067	$2,824	$243	9%
Percentage of total net product revenue	80%	77%
Digital Photography	$212	$113	$99	87%
Percentage of total net product revenue	6%	3%
Total net product revenues	$3,835	$3,663	$172	5%

Product revenues increased 5% from $3,663,000 for the three months ended June 30, 2002 to $3,835,000 for the corresponding period in 2003. Revenues related to law enforcement systems and software decreased $170,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002. We believe that the decrease in law enforcement product revenues is reflective of a decrease in government procurement. We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will increase overall demand for the Company’s law enforcement products, however, we cannot predict the timing of the shift in demand.

Identification product revenues increased 9% from $2,824,000 for the three months ended June 30, 2002 to $3,067,000 for the corresponding period in 2003.  We believe that government agencies and private entities are reacting to increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s identification products, however, we cannot predict the timing of the shift in demand.

Digital Photography product revenues increased 87% from $113,000 for the three months ended June 30, 2002 to $212,000 for the corresponding period in 2003.  This increase is reflective of an increase is custom software contracts completed during the second quarter of 2003 as well as increased distribution through dealer networks.

Our backlog of product orders as of June 30, 2003 was approximately $1,314,000.

Maintenance Revenues (dollars in thousands)	THREE MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change
Maintenance revenues:
Law Enforcement	$593	$544	$49	9%
Percentage of total net maintenenance revenue	75%	81%
Identification	$198	$119	$79	67%
Percentage of total net maintenenance revenue	25%	18%
Digital Photography	$1	$10	$(9)	-90%
Percentage of total net maintenenance revenue	0%	1%
Total net maintenance revenues	$792	$673	$119	18%

Maintenance revenues increased 18% from $673,000 for the three months ended June 30, 2002 to $792,000 for the corresponding period in 2003. This increase is due to the expansion of our installed base of both law enforcement and identification systems.  Law enforcement maintenance revenues increased 9% or $49,000 for the three months ended June 30, 2003 from $544,000 for the three months ended June 30, 2002 to $593,000 for the corresponding period in 2003. This increase is due primarily to the expansion of our installed base of law enforcement systems.

Identification maintenance revenues increased 67% or $79,000 for the three months ended June 30, 2003 from $119,000 for the three months ended June 30, 2002 to $198,000 for the corresponding period in 2003. This increase is due primarily to the expansion of our installed base of identification systems.

Cost of product revenues (dollars in thousands)	THREE MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change
Cost of Product Revenues:
Law Enforcement	$252	$281	$(29)	-10%
Percentage of Law Enforcement product revenue	45%	39%
Identification	$1,579	$1,289	$290	23%
Percentage of Identification product revenue	51%	46%
Digital Photography	$9	$52	$(43)	-82%
Percentage of Digital Photography product revenue	4%	46%
Total product cost of revenues	$1,840	$1,622	$218	13%
Percentage of total product revenues	48%	44%

Cost of product revenues as a percentage of product revenues increased from 44% for the three month period ended June 30, 2002 to 48% of product revenues for the corresponding period in 2003. This increase is due primarily to higher sales of hardware and related print media consumables resulting in higher cost of sales as a percentage of product revenues. Cost of product revenues for our Law Enforcement segment decreased 10%, or $29,000 from $281,000 or 39% of Law Enforcement product revenues for the three months ended June 30, 2002 to $252,000, or 45% of product revenues for the corresponding period in 2003.  This percentage increase in Law Enforcement cost of product revenues as a percentage of Law Enforcement product revenues is due primarily to the smaller revenue base to absorb fixed product costs.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment increased 23% from $1,289,000, or 46% of Identification product revenues for the three month period ended June 30, 2002 to 1,579,000 or 51% of Identification product revenues for the corresponding period in 2003.  This increase of $290,000 is reflective of higher product revenues and higher sales of hardware and print media consumables.  The percentage increase of Identification cost of product revenues as a percentage of Identification revenues is reflective of higher revenues from the sale of hardware and print media consumables.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in products sold and systems installed during a given period.

 Cost of product revenues related to our Digital Photography segment decreased 82% from $52,000, or 46% of Digital Photography revenues for the three month period ended June 30, 2002 to $9,000 or 4% of Digital Photography revenues for the corresponding period in 2003.  This decrease of $43,000 is reflective of our decision to sell software only solutions beginning late in the first quarter of 2002 as compared to our selling of software only solutions for the entire three month ended June 30, 2003.

Maintenance cost of revenues (dollars in thousands)	THREE MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change
Maintenance cost of revenues:
Law Enforcement	$215	$196	$19	9%
Percentage of Law Enforcement maintenance revenue	36%	36%
Identification	$99	$67	$32	47%
Percentage of Identification maintenance revenue	50%	56%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue
Total maintenance cost of revenues	$314	$263	$51	20%
Percentage of total maintenance revenues	40%	39%

Costs of maintenance revenues increased 20% from $263,000, or 39% of maintenance revenues, for the three months ended June 30, 2002 to $314,000, or 40% of maintenance revenues, for the corresponding period in 2003. Cost of maintenance revenues in our Law Enforcement segment increased 9%, from $196,000 or 36% of maintenance revenues for the three months ended June 30, 2002 to $215,000 or 36% of maintenance revenues for the corresponding period in 2003. This increase in costs of maintenance revenues is due primarily to higher costs necessary to service the expanding installed base. Identification maintenance cost of revenues increased $32,000 for the three month period ended June 30, 2003 as compared to the corresponding period in 2002 but decreased as a percentage of Identification maintenance revenue from 56% for the three month period ended June 30, 2002 to 50% for the corresponding period in 2003.  The dollar increase is reflective of increased maintenance revenues due to the expanding installed base.  The percentage decrease is reflective of a higher maintenance revenue base to absorb fixed maintenance costs.

Product gross profit (dollars in thousands)	THREE MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change
Law Enforcement	$304	$445	$(141)	-32%
Percentage of Law Enforcement product revenue	55%	61%
Identification	$1,488	$1,535	$(47)	-3%
Percentage of Identification product revenue	49%	54%
Digital Photography	$203	$61	$142	231%
Percentage of Digital Photography product revenue	96%	54%
Total product gross profit	$1,995	$2,041	$(46)	-2%
Percentage of total product revenues	52%	56%

Total product gross margins as a percentage of product revenues decreased from 56% for the three month period ended June 30, 2002 to 52% of product revenues for the corresponding period in 2003. The overall decrease is primarily due to a higher percentage of total revenues coming from the sales of hardware and print media consumables.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue decreased from 61% for the three months ended June 30, 2002 to 55% for the corresponding period of 2003. This decrease is due primarily to our product mix containing higher percentages of hardware than the comparable period in 2002, as well as a lower revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue decreased from 54% for the three months ended June 30, 2002 to 49% for the corresponding period of 2003.  This decrease is reflective of higher product sales of hardware and print media consumables.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Digital Photography gross profit as a percentage of Digital Photography product revenue increased from 54% for the three months ended June 30, 2002 to 96% for the corresponding period in 2003. This increase is reflective of our selling of software only solutions during the three months ended June 30, 2003 as compared to the corresponding period of 2002 which contained both hardware and software components.

Maintenance gross profit (dollars in thousands)	THREE MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

Maintenance gross profit
Law Enforcement	$379	$348	$31	9%
Percentage of Law Enforcement maintenance revenue	64%	64%
Identification	$99	$52	$47	90%
Percentage of Identification maintenance revenue	50%	44%
Digital Photography	$1	$10	$(9)	100%
Percentage of Digital Photography maintenance revenue	N/A	100%
Total maintenance gross profit	$479	$410	$69	17%
Percentage of total maintenance revenues	60%	61%

Gross margins related to maintenance revenues increased $69,000, or 17% from $410,000, or 61% of maintenance revenues for the three months ended June 30, 2002 to $479,000, or 60% of maintenance revenues for the corresponding period in 2003. This increase is due primarily to increased revenues resulting from our expanding installed base.

Operating expenses (dollars in thousands)	THREE MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

General & administrative	$1,439	$1,675	$(236)	-14%
Percentage of total net revenue	31%	39%
Sales and marketing	$1,048	$1,059	$(11)	-1%
Percentage of total net revenue	23%	24%
Research & development	$437	$510	$(73)	-14%
Percentage of total net revenue	9%	12%
Depreciation and amortization	$237	$197	$40	21%
Percentage of total net revenue	5%	5%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 14%, or $236,000 from $1,675,000 for the three months ended June 30, 2002 to $1,439,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, decreased from 39% for the three months ended June 30, 2002 to 31% for the corresponding period in 2003.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 1%, or $11,000 from $1,059,000 for the three months ended June 30, 2002 to $1,048,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, decreased from 24% for the three months ended June 30, 2002 to 23% for the corresponding period in 2003.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 14% or $73,000 from $510,000 for the three months ended June 30, 2002 to $437,000 for the corresponding period in 2003.  This decrease is due to a reduction in contract programming expenditures and reduced headcount.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased $40,000 from $197,000 for the three months ended June 30, 2002 to $237,000 for the corresponding period in 2003. This increase is due primarily to higher amortization of intangible assets.

INTEREST EXPENSE, NET.  For the three months ended June 30, 2003, we recognized interest income of $1,000 and interest expense of $1,894,000. For the three months ended June 30, 2002, we recognized interest income of $10,000 and interest expense of $118,000.  Interest expense in the three months ended June 30, 2003 increased due to our issuance of senior secured and subordinated convertible promissory notes payable, short-term demand notes payable and short-term borrowings under banking lines of credit.  Interest expense for the three months ended June 30, 2003 also includes approximately $1,409,000 of debt discount and deferred financing fee amortization classified as interest expense. Interest expense for the three months ended June 30, 2003 also contains $321,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company's common stock to be issued upon conversion of the warrants.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

Net Product Revenues (dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

Product revenues:
Law Enforcement	$760	$1,239	$(479)	-39%
Percentage of total net product revenue	11%	19%
Identification Group	$5,236	$5,021	$215	4%
Percentage of total net product revenue	81%	75%
Digital Photography	$473	$399	$74	19%
Percentage of total net product revenue	7%	6%
Total net product revenues	$6,469	$6,659	$(190)	-3%

Product revenues decreased 3% from $6,659,000 for the six months ended June 30, 2002 to $6,469,000 for the corresponding period in 2003. Revenues related to law enforcement systems and software decreased $479,000 for the six months ended June 30, 2003 as compared to the corresponding period in 2002. We believe that the decrease in law enforcement product revenues is reflective of a decrease in government procurement. We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will increase overall demand for the Company’s law enforcement products, however, we cannot predict the timing of the shift in demand.

Identification product revenues increased 4% from $5,021,000 for the six months ended June 30, 2002 to $5,236,000 for the corresponding period in 2003.  We believe that government agencies and private entities are reacting to increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will continue to increase overall demand for the Company’s identification products, however, we cannot predict the timing of the shift in demand.

Digital Photography product revenues increased 19% from $399,000 for the six months ended June 30, 2002 to $473,000 for the corresponding period in 2003.  This increase is reflective of an increase is custom software contracts completed during the six months ended June 30, 2003 as well as increased distribution through dealer networks.

Maintenance Revenues (dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

Maintenance revenues:
Law Enforcement	$1,181	$1,052	$129	12%
Percentage of total net maintenenance revenue	74%	78%
Identification Group	$408	$271	$137	51%
Percentage of total net maintenenance revenue	26%	20%
Digital Photography	$1	$22	$(21)	-95%
Percentage of total net maintenenance revenue	0%	2%
Total net maintenance revenues	$1,590	$1,345	$245	18%

Maintenance revenues increased 18% from $1,345,000 for the six months ended June 30, 2002 to $1,590,000 for the corresponding period in 2003. This increase is due to the expansion of our installed base of both law enforcement and identification systems.  Law enforcement maintenance revenues increased 12% or $129,000 for the six months ended June 30, 2003 from $1,052,000 for the six months ended June 30, 2002 to $1,181,000 for the corresponding period in 2003. This increase is due primarily to the expansion of our installed base of law enforcement systems.

Identification maintenance revenues increased 51% or $137,000 for the six months ended June 30, 2003 from $271,000 for the six months ended June 30, 2002 to $409,000 for the corresponding period in 2003. This increase is due primarily to the expansion of our installed base of identification systems.

Cost of product revenues (dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

Cost of Product Revenues:
Law Enforcement	$416	$412	$4	1%
Percentage of Law Enforcement product revenue	55%	33%
Identification Group	$2,632	$2,344	$288	12%
Percentage of Identification Group product revenue	50%	47%
Digital Photography	$29	$168	$(139)	-83%
Percentage of digital photography product revenue	6%	42%
Total product cost of revenues	$3,077	$2,924	$153	5%
Percentage of total product revenues	48%	44%

Cost of product revenues as a percentage of product revenues increased from 44% for the six month period ended June 30, 2002 to 48% of product revenues for the corresponding period in 2003. This increase is due primarily to higher sales of hardware and related print media consumables resulting in higher cost of sales as a percentage of product revenues. Cost of product revenues for our Law Enforcement segment increased 1%, or $4,000 from $412,000 or 33% of Law Enforcement product revenues for the six months ended June 30, 2002 to $416,000, or 55% of product revenues for the corresponding period in 2003.  This increase is due primarily to the smaller revenue base to absorb fixed product costs.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment increased 12% from $2,344,000, or 47% of Identification product revenues for the six month period ended June 30, 2003 to $2,632,000 or 50% of Identification product revenues for the corresponding period in 2003.  This increase of $288,000 is reflective of higher product revenues and higher sales of hardware and print media consumables.  The percentage increase of Identification cost of product revenues as a percentage of Identification revenues is reflective of higher revenues from the sale of hardware and print media consumables.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Digital Photography segment decreased 83% from $168,000, or 42% of Digital Photography revenues for the six month period ended June 30, 2002 to $29,000 or 6% of Digital Photography revenues for the corresponding period in 2003.  This decrease of $139,000 is reflective of our decision to sell software only solutions beginning late in the first quarter of 2002 as compared to our selling of software only solutions for the entire six month period in 2003.

Maintenance cost of revenues (dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$438	$381	$57	15%
Percentage of Law Enforcement maintenance revenue	37%	36%
Identification Group	$231	$162	$69	43%
Percentage of Identification maintenance revenue	57%	60%
Digital Photography	$—	$—	$—	N/A
Percentage of digital photography maintenance revenue
Total maintenance cost of revenues	$669	$543	$126	23%
Percentage of total maintenance revenues	42%	40%

Costs of maintenance revenues increased 23% from $543,000, or 40% of maintenance revenues, for the six months ended June 30, 2002 to $669,000, or 42% of maintenance revenues, for the corresponding period in 2003. Cost of maintenance revenues in our Law Enforcement segment increased 15%, from $381,000 or 36% of maintenance revenues for the six months ended June 30, 2002 to $438,000 or 37% of maintenance revenues for the corresponding period in 2003. This increase in costs of maintenance revenues is due primarily to higher costs necessary to service the expanding installed base. Identification maintenance cost of revenues increased $69,000 for the six month period ended June 30, 2003 as compared to the corresponding period in 2002 but decreased as a percentage of identification maintenance revenue from 60% for the six month period ended June 30, 2002 to 57% for the corresponding period in 2003.  The dollar increase is reflective of increased maintenance revenues due to the expanding installed base.  The percentage decrease is reflective of a higher maintenance revenue base to absorb fixed maintenance costs.

Product gross profit (dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

Law Enforcement	$344	$827	$(483)	-58%
Percentage of Law Enforcement product revenue	45%	67%
Identification Group	$2,604	$2,677	$(73)	-3%
Percentage of Identification product revenue	50%	53%
Digital Photography	$444	$231	$213	93%
Percentage of digital photography product revenue	94%	58%
Total product gross profit	$3,392	$3,735	$(343)	-9%
Percentage of total product revenues	52%	56%

Total product gross margins as a percentage of product revenues decreased from 56% for the six month period ended June 30, 2002 to 52% of product revenues for the corresponding period in 2003. The overall decrease is primarily due to a higher percentage of total revenues coming from the sales of hardware and print media consumables.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue decreased from 67% for the six months ended June 30, 2002 to 45% for the corresponding period of 2003. This decrease is due primarily to our product mix containing higher percentages of hardware than the comparable period in 2002, as well as a lower revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue decreased from 53% for the six months ended June 30, 2002 to 50% for the corresponding period of 2003.  This decrease is reflective of higher product sales of hardware and print media consumables.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Digital Photography gross profit as a percentage of Digital Photography product revenue increased from 58% for the six months ended June 30, 2002 to 94% for the corresponding period in 2003. This increase is reflective of our selling of software only solutions during the six months ended June 30, 2003 as compared to the corresponding period of 2002 which contained both hardware and software components.

Maintenance gross profit (dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

Maintenance gross profit
Law Enforcement	$743	$672	$71	11%
Percentage of Law Enforcement maintenance revenue	63%	64%
Identification Group	$177	$108	$69	63%
Percentage of Identification maintenance revenue	43%	40%
Digital Photography	$1	$22	$(21)	95%
Percentage of digital photography maintenance revenue	100%	100%
Total maintenance gross profit	$921	$802	$119	15%
Percentage of total maintenance revenues	58%	60%

Gross margins related to maintenance revenues increased $119,000, or 15% from $802,000, or 60% of maintenance revenues for the six months ended June 30, 2002 to $921,000, or 58% of maintenance revenues for the corresponding period in 2003. This increase is due primarily to increased revenues resulting from our expanding installed base.

Operating expenses (dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2003	2002	$ Change	% Change

General & administrative	$2,881	$3,391	$(510)	-15%
Percentage of total net revenue	36%	42%
Sales and marketing	$2,137	$2,201	$(64)	-3%
Percentage of total net revenue	27%	27%
Research & development	$931	$1,025	$(94)	-9%
Percentage of total net revenue	12%	13%
Depreciation and amortization	$473	$415	$58	14%
Percentage of total net revenue	6%	5%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 15%, or $510,000 from $3,391,000 for the six months ended June 30, 2002 to $2,881,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, decreased from 42% for the six months ended June 30, 2002 to 36% for the corresponding period in 2003.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 3%, or $64,000 from $2,201,000 for the six months ended June 30, 2002 to $2,137,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, were 27% for the six months ended June 30, 2002 and for the corresponding period in 2003.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 9% or $94,000 from $1,025,000  for the six months ended June 30, 2002 to $931,000 for the corresponding period in 2003.  This decrease is due to a reduction in contract programming expenditures and reduced headcount.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased $58,000 from $415,000 for the six months ended June 30, 2002 to $473,000 for the corresponding period in 2003. This increase is due primarily to higher amortization of intangible assets.

INTEREST EXPENSE, NET.  For the six months ended June 30, 2003, we recognized interest income of $1,000 and interest expense of $2,255,000. For the six months ended June 30, 2002, we recognized interest income of $18,000 and interest expense of $130,000.  Interest expense in the six months ended June 30, 2003 increased due to our issuance of senior secured and subordinated convertible promissory notes payable, short-term demand notes payable and short-term borrowings under banking lines of credit.  Interest expense for the six months ended June 30, 2003 also includes approximately of $1,645,000 of debt discount and deferred financing fee amortization classified as interest expense. Interest expense for the six months ended June 30, 2003 also contains $321,000 interest expense related to fair value accounting for our warrant liabilites due to the registration rights agreement associated with the underlying shares of the Company's common stock to be issued upon conversion of the warrants.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had total current assets of $5,192,000 and total current liabilities of $5,799,000, or negative working capital of $607,000. At June 30, 2003, we had available cash of $628,000 and $60,000 in restricted cash securing our San Diego, California facility lease.

Net cash used in operating activities was $1,474,000 for the six month period ended June 30, 2003 as compared to $1,388,000 for the corresponding period in 2002. We used cash to fund net losses of $1,842,000, excluding non-cash expenses (depreciation, amortization and change in warrant liability) of $2,348,000 for the six months ended June 30, 2003.  We used cash to fund net losses of $2,143,000, excluding non-cash expenses (depreciation and amortization) of $487,000 for the corresponding period in 2002. For the six months ended June 30, 2003, we generated cash of $1,039,000 from reductions in current, intangible and other assets and used cash of $671,000 for reductions in current liabilities, excluding debt. In 2002, we generated cash of $1,446,000 from reductions in current, intangible and other assets and used cash of $691,000 from reductions in current liabilities, excluding debt.

Net cash used by investing activities was $203,000 for the six months ended June 30, 2003 as compared to $299,000 for the corresponding period in 2002. For the six months ended June 30, 2003, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $134,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the six months ended June 30, 2003, we also used cash of approximately $128,000 to repay advances from related stockholders and generated cash of $59,000 from the sale of equipment. For the six months ended June 30, 2002, we used cash of $209,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $90,000 to repay advances from related stockholders.

Net cash provided by financing activities was $1,988,000 for the six month period ended June 30, 2003 as compared to net cash provided by financing activities of $2,133,000 for the corresponding period in 2002. For the six months ended June 30, 2003, we generated cash of $4,856,000 from our issuance of senior and subordinated convertible promissory notes payable offset by $554,000 in debt issuance costs and $2,500,000 for the repayment of notes payable.  We also generated cash of $186,000 from short-term borrowings under bank line of credit agreements. For the corresponding period in 2002, we generated cash of $2,000,000 from our issuance of senior secured convertible promissory notes offset by $272,000 in debt issuance costs.  We also generated cash of $415,000 from short-term borrowings under bank line of credits.  We used cash of $10,000 for the repayment of capital lease obligations.

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

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $39.5 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of June 30, 2003, we had an accumulated deficit of $39.5 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of June 30, 2003, the Company had cumulative undeclared dividends of $177,000.

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

WE RELY ON A LICENSE OF TECHNOLOGY FROM IDENTIX, INC., AND THIS LICENSE MAY BE TERMINATED IN THE FUTURE.

We depend on a licensing arrangement with Identix for technology related to the search engine used in our systems. Our current licensing arrangement with Identix terminates October 1, 2003. If Identix becomes unable or unwilling to continue to license us this technology or to renew the terms of this license, we will have to identify or develop acceptable alternative sources of this technology, which could take up to three months or longer. Any significant interruption in our ability to identify and contract with alternative providers of similar technology or to develop our own search engine would result in delivery delays, which could harm our customer relationships and our business and reputation.  We are currently in discussions with Identix regarding the extension and/or renewal of this licensing arrangement and we are also continuing to explore alternative sources of this technology.

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

WE HAVE ACQUIRED SEVERAL BUSINESSES AND FACE RISKS ASSOCIATED WITH INTEGRATING THESE BUSINESSES AND POTENTIAL FUTURE BUSINESSES THAT WE MAY ACQUIRE.

We have completed the acquisitions of several companies and we plan to continue to review potential acquisition candidates, and our business and our strategy includes building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures.  ImageWare’s chief executive officer and its chief financial officer, after evaluating the effectiveness of ImageWare’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of June 30, 2003, have concluded that as of such date, ImageWare’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by ImageWare in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                           Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)                         Reports on Form 8-K

During the three months ended June 30, 2003, we filed three reports on Form 8-K

We filed a report on Form 8-K on April 24, 2003 to report and disclose financial information for the fourth quarter and year ended December 31, 2002.

We filed a report on Form 8-K on May 23, 2003 to report and disclose financial information for the first quarter of 2003.

We filed a report on Form 8-K on June 20, 2003 to report the issuance of Senior Secured Convertible Promissory Notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: August 19, 2003	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                           Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.