Form 10QSB
period 2003-09-30
IMAGEWARE SYSTEMS INC
filed 2003-11-14
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2003, the number of outstanding shares of the Registrant’s common stock, par value $.01, was 5,489,390.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

(IN THOUSANDS)

	September 30, 2003	December 31, 2002
	(UNAUDITED)

Current Assets:
Cash	$634	$215
Restricted cash and cash equivalents	—	60
Accounts receivable, net	1,375	3,295
Inventory	1,692	1,882
Other current assets	450	422
Total Current Assets	4,151	5,874

Property and equipment, net	794	1,040
Other assets	1,039	744
Intangible assets, net of accumulated amortization	1,216	1,562
Goodwill	5,298	5,298
Total Assets	$12,498	$14,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,039	$3,233
Deferred revenue	802	976
Accrued expenses	1,342	1,500
Accrued expenses - related parties	0	47
Accrued interest	253	198
Notes & advances payable to bank and third parties	207	786
Notes payable to related parties	104	218
Total Current Liabilities	4,747	6,958

Convertible notes payable, net of discount	1,298	1,252
Warrant liability	1,647	—
Pension obligation	465	406
Total Liabilities	8,157	8,616

Shareholders’ equity (deficit):
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 269,400 shares outstanding at September 30, 2003 and December 31, 2002, liquidation preference $673,500 at September 30, 2003 and December 31, 2002	3	3
Common stock, $.01 par value, 50,000,000 shares authorized, 5,489,390 shares issued and outstanding	54	54
Additional paid in capital	43,890	41,272
Treasury stock, at cost - 6,704 shares	(64)	(64)
Shareholder note receivable	(150)	(150)
Accumulated other comprehensive income	241	113
Accumulated deficit	(39,633)	(35,326)
Total shareholders’ equity	4,341	5,902

Total Liabilities and Shareholders’ Equity	$12,498	$14,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2003	2002	2003	2002

Revenues:
Product	$4,167	$3,942	$10,636	$10,601
Maintenance	590	729	2,180	2,074
	4,757	4,671	12,816	12,675
Cost of revenues:
Product	1,405	1,695	4,482	4,620
Maintenance	270	306	939	848

Gross profit	3,082	2,670	7,395	7,207

Operating expenses:
General & administrative	1,461	1,646	4,343	5,037
Sales and marketing	883	957	3,020	3,158
Research & development	509	538	1,439	1,563
Depreciation and amortization	219	245	692	660
	3,072	3,386	9,494	10,418

Income (loss) from operations	10	(716)	(2,099)	(3,211)

Interest (income) expense, net	69	250	2,323	362

Other (income) expense, net	57	(2)	(116)	21

Loss before income taxes	(116)	(964)	(4,306)	(3,594)

Income tax expense (benefit)	—	—	—	—

Net loss	$(116)	$(964)	$(4,306)	$(3,594)

Basic and diluted loss per common share - see note 2	$(0.02)	$(0.18)	$(0.79)	$(0.66)
Weighted-average shares (basic and diluted)	5,489,390	5,485,210	5,489,390	5,483,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities
Net loss	$(4,306)	$(3,594)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	696	660
Non cash interest and amortization of debt discount and debt issuance costs	1,779	241
Change in assets and liabilities
Accounts receivable, net	1,920	1,257
Inventory	190	(1,425)
Other current assets	(27)	75
Intangible and other assets	(66)	38
Accounts payable	(1,108)	371
Accrued expenses	(162)	227
Accrued interest	55	82
Deferred revenue	(174)	101
Pension obligation	59	—
Total adjustments	3,162	1,627
Net cash used by operating activities	(1,144)	(1,967)

Cash flows from investing activities
Purchase of property and equipment	(162)	(289)
Restricted cash and cash equivalents	60	30
Payment on advances from related stockholders	(158)	(135)
Sale of property and equipment	59	—

Net cash used by investing activities	(201)	(394)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	4,856	2,000
Proceeds from issuance of short-term demand notes payable		500
Repayment of notes payable	(2,500)
Repayment of capital lease obligations		(17)
Debt issuance costs	(554)	(272)
Proceeds from (repayment of) bank line of credit	(166)	398

Net cash provided by financing activities	1,636	2,609
Effect of exchange rate changes on cash	128	71
Net increase in cash	419	319

Cash at beginning of period	215	388

Cash at end of period	$634	$707

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

Net loss	$(116)	$(964)	$(4,306)	$(3,594)
Other comprehensive income (loss):
Foreign currency translation adjustment	29	(9)	128	71
Comprehensive income (loss)	$(87)	$(973)	$(4,178)	$(3,523)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (“we”, “our” or “the Company”), was incorporated in the State of California on February 6, 1987.  ImageWare Systems, Inc. develops software solutions for digital imaging, biometrics, law enforcement and secure credentials. Through its ID product line, ImageWare applies its core technology to create secure identification systems for airports, universities, government agencies and private businesses. ImageWare’s law enforcement product line empowers its customers to quickly capture, search, retrieve and share digital photographs and criminal history records on stand-alone, networked or Web-based platforms. ImageWare additionally leverages its imaging technology to create software and Web-based solutions for professional photographers.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The condensed consolidated financial statements included in this report have been prepared assuming that the Company will be successful in obtaining the additional capital it needs to fund operations and implement its business plan. The Company used approximately $2,086,000 in operations during the year ended December 31, 2002 and $1,144,000 in operations during the nine months ended September 30, 2003, suffered net losses of $4,306,000 and $3,594,000 for the nine months ended September 30, 2003 and 2002, respectively, has an accumulated deficit of approximately $39,633,000 at September 30, 2003, and has negative working capital of $596,000 at September 30, 2003 which raises substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 15, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2003, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Stock based compensation

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise at the initial grant date.  The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards. (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the three and nine months ended September 30, 2003 and 2002:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

Net Loss:
As reported	$(116)	$(964)	$(4,306)	$(3,594)
Stock based compensation included in net loss	—	—	—	—
Stock based employee compensation under fair value based method	(159)	(226)	(458)	(672)
Pro forma net loss	$(275)	$(1,190)	$(4,764)	$(4,266)

Basic loss per common share:
As reported	$(0.02)	$(0.18)	$(0.79)	$(0.66)
Pro forma	$(0.05)	$(0.22)	$(0.88)	$(0.79)

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the  period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options, convertible notes payable and warrants, calculated using the treasury stock method. During the periods ended September 30, 2003 and 2002, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at September 30, 2003	Number of Common Shares Convertible into at September 30, 2002

Convertible preferred stock	63,781	62,749
Stock options	905,313	633,955
Convertible notes payable	2,332,854	464,037
Warrants	4,453,916	2,881,577

The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2003 and 2002 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Numerator
Net loss	$(116)	$(964)	$(4,306)	$(3,594)
Less Series B preferred dividends	(15)	(15)	(46)	(48)
Net loss available to common shareholders	$(131)	$(979)	$(4,352)	$(3,642)

Denominator
Weighted-average shares outstanding	5,489,390	5,485,210	5,489,390	5,483,280

Basic and diluted loss per share	$(0.02)	$(0.18)	$(0.79)	$(0.66)

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

The table below summarizes information about reportable segments for the three and nine months ended September 30, 2003 and 2002:

	THREE MONTHS ENDED September30,		NINE MONTHS ENDED September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net Revenue:
Law Enforcement	$691	$941	$2,633	$3,233
Identification	3,584	3,338	9,227	8,631
Digital Photography	482	391	956	811
Total consolidated net sales	$4,757	$4,670	$12,816	$12,675

Operating income (loss):
Law Enforcement	$(180)	$(59)	$(255)	$98
Identification	97	(586)	(1,649)	(2,667)
Digital Photography	93	(71)	(195)	(642)

Other unallocated amounts:
Interest expense (income)	69	250	2,323	362
Other expense (income)	57	(2)	(116)	21

Income (loss) before taxes	$(116)	$(964)	$(4,306)	$(3,594)

Total Assets by Segment:	September 30, 2003
(in thousands)
Law Enforcement	$270
Identification	9,505
Digital Photography	1,546
Total assets for reportable segments	11,321
Corporate	1,177
Total consolidated assets	$12,498

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

The Note also contained a beneficial conversion feature, which resulted in additional debt discount of $537,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company accreted the beneficial conversion feature as interest expense over the life of the note.  For the nine months ended September 30, 2003, the Company recorded $1,519,000 as interest expense from the amortization of the discount related to fair value of the warrants and from the accretion of the beneficial conversion feature through the date of extinguishment.  The Company allocated a portion of the reacquisition price to the beneficial conversion feature at the date of extinguishment.  See notes below.

In September 2002, the Company issued a secured demand promissory note for $500,000 at an interest rate of 12.5% to the holder of the Note.  This note was due and payable upon demand given by the holder.

The issuance by the Company of $600,000 in convertible subordinated promissory notes in March 2003 (described below) triggered certain anti-dilution provisions contained in the Note.  This resulted in the conversion price of the note being reduced to $1.90 per share.  Similar provisions also reduced the warrant exercise price to $4.65 per share.  These reductions resulted in the recognition of an additional beneficial conversion feature in the amount of $926,000 which has been recorded as additional debt discount.  The Company accreted this additional beneficial conversion feature as interest expense through the date of extinguishment.

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

The Subordinated Notes contained an embedded beneficial conversion feature which resulted in debt discount of $111,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company is accreting the beneficial conversion feature as interest expense over the life of the note.  For the nine months ended September 30, 2003, the Company recorded $28,000 as interest expense from the amortization of the discount related to the accretion of this beneficial conversion feature.

In June 2003, the Company issued two senior secured convertible promissory notes for an aggregate of $4,150,000 and a third senior secured convertible promissory note for $106,000 (collectively “the New Notes”) in lieu of payment of financing fees.  The New Notes bear interest at 12.5% per annum and are due on the earlier of May 22, 2005 or upon the occurrence of various other events or conditions set forth in the New Notes, including but not limited to certain mergers, consolidations, reorganizations or other business combinations involving the Company.  Under the terms of the New Notes, the holders retain the right, subject to certain exceptions, to convert all or any part of the principal and accrued interest outstanding under the Notes into shares of our Common Stock at a conversion price per share equal to $2.11.  The conversion price is subject to adjustment in the event we affect a stock split, combination or like transaction.   The New Notes contain “full-ratchet” price anti-dilution provisions that would become effective if our shareholders approve the transaction.  In conjunction with the issuance of the New Notes, the Company issued warrants to acquire 1,600,000 shares of the Company’s Common stock at an exercise price of $2.11 per share.  The warrant price is subject to adjustment in the event of a stock split, combination or like transaction.  The warrants contain “full-ratchet” price and anti-dilution provisions that would become effective if our shareholders approve the transaction.

The Company recorded the New Notes net of a discount equal to the fair value allocated to the warrants issued of approximately $2,038,000.  The New Notes also contained a beneficial conversion feature, which resulted in additional debt discount of $2,052,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company is accreting the beneficial conversion feature as interest expense over the life of the note.  For the nine months ended September 30, 2003, the Company recorded $614,000 as interest expense from the amortization of the discount related to fair value of the warrants and from the accretion of the beneficial conversion feature.

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

A foreign subsidiary of the Company had two line of credit facilities with commercial banks totaling $606,000.  As of September 30, 2003, the Company fully repaid all outstanding borrowings under these credit facilities upon their termination.

In July 2003, the Company converted $99,000 in trade accounts payable into promissory notes.  The notes bear interest between 6.50% to 7.50% per annum, call for monthly payments between $1,000 to $2,000 until paid in full, with payments commencing August 1, 2003.

NOTE 5.  WARRANT LIABILITY

In conjunction with the Company’s issuance of the New Notes, the Company agreed to register with the Securities and Exchange Commission, the shares of common stock underlying the warrants issued as part of the New Notes.  In accordance with the Financial Accounting Standards Board Emerging Issue Task Force 00-19, the Company has recorded as long-term liability the relative fair value of the warrant.  Accordingly, the Company is accounting for the liability under fair value accounting and has recorded current period interest income of $711,000 for the three months ended September 30, 2003 and has recorded $390,000 in interest income for the nine month period ended September 30, 2003.  The following table sets forth the changes in fair value and the resulting interest income or expense of this liability as determined under fair value accounting:

($ in thousands)

Warrant liability at date of inception	2,037

Change in fair value of warrant liability	321

Warrant liability at June 30, 2003	2,358

Change in fair value of warrant liability	(711)

Warrant liability at September 30, 2003	1,647

NOTE 6.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure.  This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation.  The transitional guidance and annual disclosure provisions of this statement was effective for the December 31, 2002 financial statements.  The interim reporting disclosure requirements are effective for the Company’s September 30, 2003 Form 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. The December 31, 2002 and September 30, 2003 financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented below under the caption “Stock-Based Compensation.”

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial position or results of operations.

In July 2003, the EITF reached a consensus on EITF 03-5, “Applicability of AICPA SOP 97-2 to Non-Software Deliverables.”  EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2.  In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to the functionality of the non-software deliverable.  Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after ratification by the FASB, which is expected to be August 13, 2003.  The Company believes the adoption of EITF 03-5 will not have a material impact on the Company’s consolidated financial position or results of operations.

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

OVERVIEW

ImageWare Systems, Inc. develops software solutions for digital imaging, biometrics, law enforcement and secure credentials. Through its ID product line, ImageWare applies its core technology to create secure identification systems for airports, universities, government agencies and private businesses. ImageWare’s law enforcement product line empowers its customers to quickly capture, search, retrieve and share digital photographs and criminal history records on stand-alone, networked or Web-based platforms. ImageWare additionally leverages its imaging technology to create software and Web-based solutions for professional photographers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

Net Product Revenues	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Product revenues:
Law Enforcement	$204	$381	$(177)	-46%
Percentage of total net product revenue	5%	9%
Identification	$3,481	$3,174	$307	10%
Percentage of total net product revenue	84%	81%
Digital Photography	$482	$387	$95	25%
Percentage of total net product revenue	11%	10%
Total net product revenues	$4,167	$3,942	$225	6%

Product revenues increased 6% from $3,942,000 for the three months ended September 30, 2002 to $4,167,000 for the corresponding period in 2003. Revenues related to law enforcement systems and software decreased $177,000 or 46% for the three months ended September 30, 2003 as compared to the corresponding period in 2002. We believe that the decrease in law enforcement product revenues is reflective of a decrease in state and local government procurement. We further believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will increase overall demand for the Company’s law enforcement products, however, we cannot predict the timing of the shift in demand.

Identification product revenues increased 10% from $3,174,000 for the three months ended September 30, 2002 to $3,481,000 for the corresponding period in 2003.  We believe that government agencies and private entities are reacting to increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s identification products, however, we cannot predict the timing of the shift in demand.  Also contributing to this increase was a change to our domestic distribution strategy with the establishment of Fargo Electronics, Inc. as a master distributor of our off-the-shelf photo ID badge design and management software which resulted in higher software sales of identification products in the quarter.

Digital Photography product revenues increased 25% from $387,000 for the three months ended September 30, 2002 to $482,000 for the corresponding period in 2003.  This increase is reflective of an increase is custom software contracts completed during the third quarter of 2003 as well as increased distribution through dealer networks.

Our backlog of product orders as of September 30, 2003 was approximately $1,260,000.

Maintenance Revenues	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Maintenance revenues:
Law Enforcement	$488	$560	$(72)	-13%
Percentage of total net maintenance revenue	83%	77%
Identification	$102	$165	$(63)	-38%
Percentage of total net maintenance revenue	17%	22%
Digital Photography	$—	$4	$(4)	-100%
Percentage of total net maintenance revenue	0%	1%
Total net maintenance revenues	$590	$729	$(139)	-19%

Maintenance revenues decreased 19% from $729,000 for the three months ended September 30, 2002 to $590,000 for the corresponding period in 2003. Law enforcement maintenance revenues decreased 13% or $72,000 for the three months ended September 30, 2003 from $560,000 for the three months ended September 30, 2002 to $488,000 for the corresponding period in 2003. This decrease reflects the expiration in the third quarter of 2003 of the service contract for the New York City Police Department, historically one of our larger service and maintenance customers.

Identification maintenance revenues decreased 38% or $63,000 for the three months ended September 30, 2003 from $165,000 for the three months ended September 30, 2002 to $102,000 for the corresponding period in 2003. This decrease is due primarily to the expiration of maintenance contracts for certain of our identification customers.

Cost of product revenues	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Cost of Product Revenues:
Law Enforcement	$128	$141	$(13)	-9%
Percentage of Law Enforcement product revenue	63%	37%
Identification	$1,260	$1,504	$(244)	-16%
Percentage of Identification product revenue	36%	47%
Digital Photography	$17	$50	$(33)	-66%
Percentage of Digital Photography product revenue	4%	13%
Total product cost of revenues	$1,405	$1,695	$(290)	-17%
Percentage of total product revenues	34%	43%

Cost of product revenues as a percentage of product revenues decreased from 43% for the three month period ended September 30, 2002 to 34% of product revenues for the corresponding period in 2003. This overall decrease is due primarily to an uncharacteristically high level of software only sales resulting in a lower cost of sales as a percentage of product revenues.

 Cost of product revenues for our Law Enforcement segment decreased 9%, or $13,000 from $141,000 or 37% of Law Enforcement product revenues for the three months ended September 30, 2002 to $128,000, or 63% of product revenues for the corresponding period in 2003.  This percentage increase in Law Enforcement cost of product revenues as a percentage of Law Enforcement product revenues is due primarily to the smaller revenue base to absorb fixed product costs.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment decreased 16% from $1,504,000, or 47% of Identification product revenues for the three month period ended September 30, 2002 to 1,260,000 or 36% of Identification product revenues for the corresponding period in 2003.  This dollar decrease of $244,000 is reflective of higher sales of software.  The percentage decrease of Identification cost of product revenues as a percentage of Identification revenues is also reflective of higher revenues from the sale of software.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in products sold and systems installed during a given period.

 Cost of product revenues related to our Digital Photography segment decreased 66% from $50,000, or 13% of Digital Photography revenues for the three month period ended September 30, 2002 to $17,000 or 4% of Digital Photography revenues for the corresponding period in 2003.  This decrease of $33,000 is due primarily to our elimination of costs related to our web hosting service, Picturemore.com, which was not operational during the 2003 period.

Maintenance cost of revenues	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Maintenance cost of revenues:
Law Enforcement	$185	$200	$(15)	-7%
Percentage of Law Enforcement maintenance revenue	38%	36%
Identification	$85	$106	$(21)	-21%
Percentage of Identification maintenance revenue	83%	64%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue
Total maintenance cost of revenues	$270	$306	$(36)	-12%
Percentage of total maintenance revenues	46%	42%

Costs of maintenance revenues decreased 12% from $306,000, or 42% of maintenance revenues, for the three months ended September 30, 2002 to $270,000, or 46% of maintenance revenues, for the corresponding period in 2003. Cost of maintenance revenues in our Law Enforcement segment decreased 7%, from $200,000 or 36% of maintenance revenues for the three months ended September 30, 2002 to $185,000 or 38% of maintenance revenues for the corresponding period in 2003. This decrease in costs of maintenance revenues is due primarily to lower costs necessary to service the installed base due to the expiration in the third quarter of the service contract for the New York City Police Department.  Fixed costs totaling approximately $200,000 per year associated with that contract were eliminated upon contract expiration.  Identification maintenance cost of revenues decreased $21,000 for the three month period ended September 30, 2003 as compared to the corresponding period in 2002 but increased as a percentage of Identification maintenance revenue from 64% for the three month period ended September 30, 2002 to 83% for the corresponding period in 2003.  The dollar decrease is reflective of decreased maintenance revenues due to the expiration of certain maintenance contracts.  The percentage increase is reflective of a lower maintenance revenue base to absorb fixed maintenance costs.

Product gross profit	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Law Enforcement	$76	$240	$(164)	-68%
Percentage of Law Enforcement product revenue	37%	63%
Identification	$2,221	$1,670	$551	33%
Percentage of Identification product revenue	64%	53%
Digital Photography	$465	$337	$128	38%
Percentage of Digital Photography product revenue	96%	87%
Total product gross profit	$2,762	$2,247	$515	23%
Percentage of total product revenues	66%	57%

Total product gross margins as a percentage of product revenues increased from 57% for the three month period ended September 30, 2002 to 66% of product revenues for the corresponding period in 2003. The overall increase is primarily due to a higher percentage of total revenues coming from the sales of software only solutions.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue decreased from 63% for the three months ended September 30, 2002 to 37% for the corresponding period of 2003. This decrease is due primarily to our product mix containing higher percentages of hardware than the comparable period in 2002, as well as a lower revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased from 53% for the three months ended September 30, 2002 to 64% for the corresponding period of 2003.  This increase is reflective of uncharacteristically high sales of software only solutions.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Digital Photography gross profit as a percentage of Digital Photography product revenue increased from 87% for the three months ended June 30, 2002 to 96% for the corresponding period in 2003. This increase is due to higher revenues related to custom software contracts combined with our elimination of costs related to our web hosting service, Picturemore.com, which was not operational during the 2003 period.

Maintenance gross profit	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Maintenance gross profit
Law Enforcement	$303	$360	$(57)	-16%
Percentage of Law Enforcement maintenance revenue	62%	64%
Identification	$17	$59	$(42)	-71%
Percentage of Identification maintenance revenue	17%	36%
Digital Photography	$—	$4	$(4)	100%
Percentage of Digital Photography maintenance revenue	N/A	100%
Total maintenance gross profit	$320	$423	$(103)	-24%
Percentage of total maintenance revenues	54%	58%

Gross margins related to maintenance revenues decreased $103,000, or 24% from $423,000, or 58% of maintenance revenues for the three months ended September 30, 2002 to $320,000, or 54% of maintenance revenues for the corresponding period in 2003. This dollar decrease is due primarily to reduced revenues resulting from the expiration in the third quarter of 2003 of the New York City Police Department service contract and the expiration of certain Identification maintenance contracts.

Operating expenses	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change

General & administrative	$1,461	$1,646	$(185)	-11%
Percentage of total net revenue	31%	35%
Sales and marketing	$883	$957	$(74)	-8%
Percentage of total net revenue	19%	20%
Research & development	$509	$538	$(29)	-5%
Percentage of total net revenue	11%	12%
Depreciation and amortization	$219	$245	$(26)	-11%
Percentage of total net revenue	5%	5%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 11%, or $185,000 from $1,646,000 for the three months ended September 30, 2002 to $1,461,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, decreased from 35% for the three months ended September 30, 2002 to 31% for the corresponding period in 2003.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 8%, or $74,000 from $957,000 for the three months ended September 30, 2002 to $883,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, decreased from 20% for the three months ended September 30, 2002 to 19% for the corresponding period in 2003.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 5% or $29,000 from $538,000 for the three months ended September 30, 2002 to $509,000 for the corresponding period in 2003.  This decrease is due to a reduction in contract programming expenditures.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in the development of new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased $26,000 from $245,000 for the three months ended September 30, 2002 to $219,000 for the corresponding period in 2003. This decrease is due primarily to certain fixed assets and intangibles being fully depreciated or amortized.

INTEREST EXPENSE, NET.  For the three months ended September 30, 2003, we recognized interest income of $713,000 and interest expense of $782,000. For the three months ended September 30, 2002, we recognized interest income of $18,000 and interest expense of $268,000.  Interest income for the three months ended September 30, 2003 contains $711,000 of interest income related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  Interest expense in the three months ended September 30, 2003 increased due to our issuance of senior secured and subordinated convertible promissory notes payable, short-term demand notes payable and short-term borrowings under banking lines of credit.  Interest expense for the three months ended September 30, 2003 includes approximately of $619,000 of debt discount and deferred financing fee amortization classified as interest expense. The following table sets forth the components of net interest expense for the three months ended September 30, 2003:

	THREE MONTHS ENDED September30,
Components of net interest expense (income):	2003	2002
	(in thousands)
Senior secured convertible promissory note issued May 22, 2002, interest rate 12.5% due May 22, 2004; Principal amount $2,000,000 (the “Note):
Coupon interest rate expense	$—	$62
Amortization to interest expense of note discount related to fair value of warrants		67
Amortization to interest expense of note discount related to beneficial conversion feature		67
Interest expense from amortization of deferred financing fees		34

Secured demand promissory note issued September, 2002, interest rate 12.5%, due upon demand	—	2

Subordinated convertible promissory notes issued March 13, 2003, interest rate 8.5%, due April 15, 2005; Principal amount $600,000, (“the Subordinated Notes”):
Coupon interest rate expense	13	—
Amortization to interest expense of note discount related to beneficial conversion feature	13	—
Interest expense from amortization of deferred financing fees	7	—

Senior secured convertible promissory notes issued June 2003, interest rate 12.5% due May 22, 2005, Principal amount $4,256,000; (“the New Notes):
Coupon interest rate expense	136	—
Amortization to interest expense of note discount related to fair value of warrants	262	—
Amortization to interest expense of note discount related to beneficial conversion feature	264	—
Interest expense from amortization of deferred financing fees	73	—

Other notes payable interest expense	14	36

Change in warrant liability classified as interest (income) or expense	(711)	—

Interest income	(2)	(18)

Net interest (income) expense	$69	$250

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

Net Product Revenues	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Product revenues:
Law Enforcement	$964	$1,620	$(656)	-40%
Percentage of total net product revenue	9%	15%
Identification Group	$8,716	$8,196	$520	6%
Percentage of total net product revenue	82%	77%
Digital Photography	$956	$785	$171	22%
Percentage of total net product revenue	9%	7%
Total net product revenues	$10,636	$10,601	$35	0%

Product revenues increased less than 1% from $10,601,000 for the nine months ended September 30, 2002 to $10,636,000 for the corresponding period in 2003. Revenues related to law enforcement systems and software decreased $656,000 for the nine months ended September 30, 2003 as compared to the corresponding period in 2002. We believe that the decrease in law enforcement product revenues is reflective of a decrease in government procurement. We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will increase overall demand for the Company’s law enforcement products, however, we cannot predict the timing of the shift in demand.

Identification product revenues increased 6% from $8,196,000 for the nine months ended September 30, 2002 to $8,716,000 for the corresponding period in 2003.  We believe that government agencies and private entities are reacting to increased terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will continue to increase overall demand for the Company’s identification products, however, we cannot predict the timing of the shift in demand.  Also contributing to this increase was a change to our domestic distribution strategy with the establishment of Fargo Electronics, Inc. as a master distributor of our off-the-shelf photo ID badge design and management software which resulted in higher software sales of identification products.

Digital Photography product revenues increased 22% from $785,000 for the nine months ended September 30, 2002 to $956,000 for the corresponding period in 2003.  This increase is reflective of an increase is custom software contracts completed during the nine months ended September 30, 2003 as well as increased distribution through dealer networks.

Maintenance Revenues	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Maintenance revenues:
Law Enforcement	$1,668	$1,613	$55	3%
Percentage of total net maintenance revenue	77%	78%
Identification Group	$511	$435	$76	17%
Percentage of total net maintenance revenue	23%	21%
Digital Photography	$1	$26	$(25)	-98%
Percentage of total net maintenance revenue	0%	1%
Total net maintenance revenues	$2,180	$2,074	$106	5%

Maintenance revenues increased 5% from $2,074,000 for the nine months ended September 30, 2002 to $2,180,000 for the corresponding period in 2003. This increase is due to the expansion of our installed base of both law enforcement and identification systems.  Law enforcement maintenance revenues increased 3% or $55,000 for the nine months ended September 30, 2003 from $1,613,000 for the nine months ended September 30, 2002 to $1,668,000 for the corresponding period in 2003. This increase is due primarily to the expansion of our installed base of law enforcement systems and is offset by the expiration of the New York City Police Department service and maintenance agreement during the third quarter of 2003.

Identification maintenance revenues increased 17% or $76,000 for the nine months ended September 30, 2003 from $435,000 for the nine months ended September 30, 2002 to $511,000 for the corresponding period in 2003. This increase is due primarily to the expansion of our installed base of identification systems offset by the expiration of certain maintenance contracts.

Cost of product revenues	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Cost of Product Revenues:
Law Enforcement	$544	$553	$(9)	-2%
Percentage of Law Enforcement product revenue	56%	34%
Identification Group	$3,892	$3,849	$43	1%
Percentage of Identification Group product revenue	45%	47%
Digital Photography	$46	$218	$(172)	-79%
Percentage of Digital Photography product revenue	5%	28%
Total product cost of revenues	$4,482	$4,620	$(138)	-3%
Percentage of total product revenues	42%	44%

Cost of product revenues as a percentage of product revenues decreased from 44% for the nine month period ended September 30, 2002 to 42% of product revenues for the corresponding period in 2003. This decrease is due primarily to higher sales of software only solutions resulting in lower cost of sales as a percentage of product revenues. Cost of product revenues for our Law Enforcement segment decreased 2%, or $9,000 from $553,000 or 34% of Law Enforcement product revenues for the nine months ended September 30, 2002 to $544,000, or 56% of product revenues for the corresponding period in 2003.  This percentage increase is due primarily to the smaller revenue base to absorb fixed product costs.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment increased 1% from $3,849,000, or 47% of Identification product revenues for the nine month period ended September 30, 2003 to $3,892,000 or 45% of Identification product revenues for the corresponding period in 2003.  The percentage decrease of Identification cost of product revenues as a percentage of Identification revenues is reflective of higher revenues from the sale of software only solutions.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Digital Photography segment decreased 79% from $218,000, or  28% of Digital Photography revenues for the nine month period ended September 30, 2002 to $46,000 or 5% of Digital Photography revenues for the corresponding period in 2003.  This decrease of $172,000 is reflective of our decision to sell software only solutions beginning late in the first quarter of 2002 as compared to our selling of software only solutions for the entire nine month period in 2003.

Maintenance cost of revenues	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Maintenance cost of revenues:
Law Enforcement	$622	$581	$41	7%
Percentage of Law Enforcement maintenance revenue	37%	36%
Identification Group	$317	$267	$50	19%
Percentage of Identification maintenance revenue	62%	61%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue
Total maintenance cost of revenues	$939	$848	$91	11%
Percentage of total maintenance revenues	43%	41%

Costs of maintenance revenues increased 11% from $848,000, or 41% of maintenance revenues, for the nine months ended September 30, 2002 to $939,000, or 43% of maintenance revenues, for the corresponding period in 2003. Cost of maintenance revenues in our Law Enforcement segment increased 7%, from $581,000 or 36% of maintenance revenues for the nine months ended September 30, 2002 to $622,000 or 37% of maintenance revenues for the corresponding period in 2003. This increase in costs of maintenance revenues is due primarily to higher costs necessary to service the expanding installed base. Identification maintenance cost of revenues increased 19% or $50,000 from $267,000or 61% of identification maintenance revenues for the nine month period ended September 30, 2002 to $317,000 or 62% of maintenance revenues for corresponding period in 2003.  The dollar increase is reflective of increased maintenance revenues due to the expanding installed base.

Product gross profit	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Law Enforcement	$420	$1,067	$(647)	-61%
Percentage of Law Enforcement product revenue	44%	66%
Identification Group	$4,825	$4,347	$478	11%
Percentage of Identification product revenue	55%	53%
Digital Photography	$909	$567	$342	60%
Percentage of Digital Photography product revenue	95%	72%
Total product gross profit	$6,154	$5,981	$173	3%
Percentage of total product revenues	58%	56%

Total product gross margins as a percentage of product revenues increased from 56% for the nine month period ended September 30, 2002 to 58% of product revenues for the corresponding period in 2003. The overall increase is primarily due to a higher percentage of total revenues coming from the sales of software only solutions.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue decreased from 66% for the nine months ended September 30, 2002 to 44% for the corresponding period of 2003. This decrease is due primarily to our product mix containing higher percentages of hardware than the comparable period in 2002, as well as a lower revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased from 53% for the nine months ended September 30, 2002 to 55% for the corresponding period of 2003.  This increase is reflective of higher product sales of software only solutions.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Digital Photography gross profit as a percentage of Digital Photography product revenue increased from 72% for the nine months ended September 30, 2002 to 95% for the corresponding period in 2003. This increase is reflective of our selling of software only solutions during the nine months ended September 30, 2003 as compared to the corresponding period of 2002 which contained both hardware and software components.

Maintenance gross profit	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change
Maintenance gross profit
Law Enforcement	$1,046	$1,031	$15	1%
Percentage of Law Enforcement maintenance revenue	63%	64%
Identification Group	$194	$168	$26	16%
Percentage of Identification maintenance revenue	38%	39%
Digital Photography	$1	$26	$(25)
Percentage of Digital Photography maintenance revenue	100%	100%
Total maintenance gross profit	$1,241	$1,225	$16	1%
Percentage of total maintenance revenues	57%	59%

Gross margins related to maintenance revenues increased $16,000, or 1% from $1,225,000, or 59% of maintenance revenues for the nine months ended September 30, 2002 to $1,241,000, or 57% of maintenance revenues for the corresponding period in 2003. This increase is due primarily to increased revenues resulting from our expanding installed base.

Operating expenses	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2002	$ Change	% Change

General & administrative	$4,343	$5,037	$(694)	-14%
Percentage of total net revenue	34%	40%
Sales and marketing	$3,020	$3,158	$(138)	-4%
Percentage of total net revenue	24%	25%
Research & development	$1,439	$1,563	$(124)	-8%
Percentage of total net revenue	11%	12%
Depreciation and amortization	$692	$660	$32	5%
Percentage of total net revenue	5%	5%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 14%, or $694,000 from $5,037,000 for the nine months ended September 30, 2002 to $4,343,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, decreased from 40% for the nine months ended September 30, 2002 to 34% for the corresponding period in 2003.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 4%, or $138,000 from $3,158,000 for the nine months ended September 30, 2002 to $3,020,000 for the corresponding period in 2003.  Such expenses, as a percentage of total net revenues, decreased from 25% for the nine months ended September 30, 2002 to 24% for the corresponding period in 2003.  The dollar decrease is due primarily to reduced headcount.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 8% or $124,000 from $1,563,000 for the nine months ended September 30, 2002 to $1,439,000 for the corresponding period in 2003.  This decrease is due to a reduction in contract programming expenditures and reduced headcount.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased $32,000 from $660,000 for the nine months ended September 30, 2002 to $692,000 for the corresponding period in 2003. This increase is due primarily to higher amortization of intangible assets.

INTEREST EXPENSE, NET.  For the nine months ended September 30, 2003, we recognized interest income of $714,000 and interest expense of $3,037,000. For the nine months ended September 30, 2002, we recognized interest income of $35,000 and interest expense of $397,000.  Interest income for the nine months ended September 30, 2003 contains $711,000 of interest income related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  Interest expense in the nine months ended September 30, 2003 increased due to our issuance of senior secured and subordinated convertible promissory notes payable, short-term demand notes payable and short-term borrowings under banking lines of credit.  Interest expense for the nine months ended September 30, 2003 also includes approximately of $2,264,000 of debt discount and deferred financing fee amortization classified as interest expense.  The following table sets forth the components of net interest expense for the nine months ended September 30, 2003:

	NINE MONTHS ENDED September 30,
Components of net interest expense (income):	2003	2002
	(in thousands)
Senior secured convertible promissory note issued May 22, 2002, interest rate 12.5% due May 22, 2004; Principal amount $2,000,000 (the “Note):
Coupon interest rate expense	$199	$69
Amortization to interest expense of note discount related to fair value of warrants	374	106
Amortization to interest expense of note discount related to beneficial conversion feature	878	106
Interest expense from amortization of deferred financing fees	267	49

Secured demand promissory note issued September, 2002, interest rate 12.5%, due upon demand	27	2

Subordinated convertible promissory notes issued March 13, 2003, interest rate 8.5%, due April 15, 2005; Principal amount $600,000, (“the Subordinated Notes”):
Coupon interest rate expense	26	—
Amortization to interest expense of note discount related to beneficial conversion feature	28	—
Interest expense from amortization of deferred financing fees	15	—

Senior secured convertible promissory notes issued June 2003, interest rate 12.5% due May 22, 2005, Principal amount $4,256,000; (“the New Notes):
Coupon interest rate expense	158	—
Amortization to interest expense of note discount related to fair value of warrants	306	—
Amortization to interest expense of note discount related to beneficial conversion feature	308	—
Interest expense from amortization of deferred financing fees	88	—

Other notes payable interest expense	41	65

Change in warrant liability classified as interest (income) or expense	(390)	—

Interest income	(2)	(35)

Net interest (income) expense	$2,323	$362

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had total current assets of $4,151,000 and total current liabilities of $4,747,000, or negative working capital of $596,000. At September 30, 2003, we had available cash of $634,000.

Net cash used in operating activities was $1,144,000 for the nine month period ended September 30, 2003 as compared to $1,967,000 for the corresponding period in 2002. We used cash to fund net losses of $1,831,000, excluding non-cash expenses (depreciation and amortization) of $2,475,000 for the nine months ended September 30, 2003.  We used cash to fund net losses of $2,693,000, excluding non-cash expenses (depreciation and amortization) of $901,000 for the corresponding period in 2002. For the nine months ended September 30, 2003, we generated cash of $2,017,000 from reductions in current, intangible and other assets and used cash of $1,330,000 for reductions in current liabilities, excluding debt. In 2002, we used cash of  $55,000 to fund increases in current, intangible and other assets and generated cash of $781,000 through increases in current liabilities and deferred revenues, excluding debt.

Net cash used by investing activities was $201,000 for the nine months ended September 30, 2003 as compared to $394,000 for the corresponding period in 2002. For the nine months ended September 30, 2003, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $162,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the nine months ended September 30, 2003, we also used cash of approximately $158,000 to repay notes payable to related stockholders. For the nine months ended September 30, 2003, we generated cash of $60,000 through reductions in restricted cash and generated cash of  $59,000 from the sale of assets.  For the nine months ended September 30, 2002, we used cash of $289,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $135,000 to repay notes payable to related stockholders and generated cash of $30,000 through reductions in restricted cash.

Net cash provided by financing activities was $1,636,000 for the nine month period ended September 30, 2003 as compared to net cash provided by financing activities of $2,609,000 for the corresponding period in 2002. For the nine months ended September 30, 2003, we generated cash of $4,856,000 from our issuance of senior and subordinated convertible promissory notes payable offset by $554,000 in debt issuance costs and $2,500,000 for the repayment of notes payable.  We also used cash of $166,000 for the repayment of short-term borrowings under bank line of credit agreements. For the corresponding period in 2002, we generated cash of $2,000,000 from our issuance of senior secured convertible promissory notes offset by $272,000 in debt issuance costs and generated cash of $500,000 from our issuance of a demand promissory note.  We also generated cash of $398,000 from short-term borrowings under bank line of credits.  We used cash of $17,000 for the repayment of various capital lease obligations.

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

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $39.6 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of September 30, 2003, we had an accumulated deficit of $39.6 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of September 30, 2003, the Company had cumulative undeclared dividends of $192,000.

WE DEPEND UPON A SMALL NUMBER OF LARGE SYSTEM SALES COSTING FROM $300,000 TO $1,000,000, AND WE MAY FAIL TO ACHIEVE ONE OR MORE LARGE SYSTEM SALES IN THE FUTURE.

In the past three years we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $300,000 to $1,000,000. As a result, if we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters our operating results may be below the expectations of securities analysts and investors, in which case the market price of our common stock may decrease significantly.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures.  ImageWare’s chief executive officer and its chief financial officer, after evaluating the effectiveness of ImageWare’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of September 30, 2003, have concluded that, as of such date, ImageWare’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by ImageWare in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

10.1                           Lease between Thornmint I and the Company dated September 26, 2003

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                           Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)                                  Reports on Form 8-K

During the three months ended September 30, 2003, we filed one report on Form 8-K

We filed a report on Form 8-K on August 5, 2003 to report and disclose a change in our certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: November 14, 2003	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)