Form 10KSB
period 2003-12-31
IMAGEWARE SYSTEMS INC
filed 2004-03-30
CIK 941685

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003.

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

Yes ☒   No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2003 were $16,267,541.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based on the closing sales price of the issuer’s Common Stock on March 19, 2004 as reported on the American Stock Exchange was approximately $38,678,831.  Excluded from this computation were 272,002 shares of Common Stock held by all current executive officers and directors and 1,848,637 shares held by each person who is known by the registrant to own 5% or more of the outstanding Common Stock.  Share ownership information of certain persons known by the issuer to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of March 19, 2004. Exclusion of shares held by any person or entity should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or the policies of the Registrant.

The number of shares of Common Stock outstanding as of March 19, 2004 was 11,790,347.

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

2003 ANNUAL REPORT ON FORM 10-KSB

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

ITEM 1. Description of Business.

Overview

ImageWare Systems, Inc. utilizes its digital imaging technology to provide stand alone, networked and web-based software solutions for secure credentials, biometrics, law enforcement and professional photography.   Our secure credential solutions enable the development of secure IDs & credentials, driver’s licenses, passports, national IDs, access control products, and custom,  biometric-based solutions for the aviation, transportation, government, education and private sectors.   Our law enforcement / public safety solutions provide comprehensive digital mugshot, booking, facial recognition, data sharing, composite sketching and investigative technologies for federal, state and local government/law enforcement agencies.   Our professional photography solutions provide stand alone and Web-based technology to capture, enhance, manage and print digital images for professional photographers, photography studios and photo labs.

ImageWare’s law enforcement solutions which enable agencies to quickly capture, archive, search, retrieve, and share digital photographs and criminal history records on a stand alone, networked, wireless or web-based platform. ImageWare develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our C.R.I.M.E.S. system consists of eight software modules: Crime Capture System (consisting of the Capture Module and the Retrieval Module), which provides a criminal booking system and related database; Face ID, which uses biometric facial recognition to identify suspects; Suspect ID, which facilitates the creation of full-color, photo-realistic suspect composites; Crime Lab, which allows officers to enhance and edit digital images; and Vehicle ID, which helps officers identify motor vehicles stolen or involved in a crime. In addition, we offer Crime Web, which provides access to centrally stored records over the Internet in a connected or wireless fashion, Pocket CCS which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device, and central repository services which allows for inter-agency data sharing on a local, regional, and/or national level.  We recently added a new module to CCS which incorporates fingerprint livescan capabilities into CCS for real-time capture of single to ten prints and palm to further improve the booking, investigative and identification procedures.

ImageWare’s ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. Our sales in the digital identification market were developed through our acquisitions of ITC, Goddard and G & A (discussed below). Our products in this market consist of EpiSuite, EpiWeb, EpiWeb Enterprise, EpiBuilder (SDK), Identifier for Windows, ID Card Maker, Winbadge NT and Winbadge Aviation. These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have recently added the ability to incorporate multiple biometrics into the ID systems we offer with the addition of our new Omni Biometric Engine to our product line.

ImageWare’s Digital Photography (“PDI”) product line consists of a suite of software for the professional photography market. The software allows professional photographers to digitally capture images, manipulate them to create a custom package or layout, then store the images with an associated database. They can then print the digital images themselves or send them via the Internet or CD to a professional lab for processing. Our products include PC Pro, PC Event, PDI School Days+, PDI Studio, PDI Pro Lab and PDI Green Screen. Our customers use the software products in a wide variety of ways including retail studio environments, on-location event photography and “picture day” at schools and day care centers. Our software products are sold through a dealer network and directly to major accounts. The PDI group also operates an e-commerce service, Picturemore.com, used by professional photographers to allow their customers to order re-prints and various service items. Our sales in the digital photography market were developed as a result of our acquisition of Castleworks and E-Focus West in August, 2001.

The Company, formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987.  From its inception until 1995, the Company designed and sold software products for the photo entertainment industry.  In late 1994, the Company sold its photo entertainment line of products, and utilized its core technologies to develop and sell products to law enforcement agencies.  From 1995 to early 2000 the Company’s business consisted of only its law enforcement product line.  The Company completed its initial public offering in April 2000.  At that time we recognized that our core imaging technology and know-how could be extended into other markets and we targeted the digital identification market for diversification.  It was a fragmented market which offered us the opportunity to establish market share through an acquisition program.  On August 22, 2000, the Company acquired Imaging Technology Corporation (“ITC”), a privately held developer of software and software systems for digital identification documents.  On September 29, 2000, the Company purchased Goddard Technology Corporation (“Goddard”), a privately held developer of software identification badging systems. On March 30, 2001, the Company purchased substantially all the assets of G & A Imaging Ltd. (“G & A”), a privately held developer of software and software systems for digital identification documents.  These three acquisitions, along with the internal development of digital ID solutions for some of our law enforcement customers, firmly placed the company in the market for digital ID software.  In 2001, ID software and systems became the company’s largest product segment.  In 2001 the Company began a program to consolidate its digital ID businesses and rationalize its costs with respect to that segment.

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

The terrorist attacks on September 11, 2001 impacted all three of our business segments.  The law enforcement and digital identification markets, although seen as markets which would ultimately benefit from increased spending on security, were negatively impacted in 2002 and 2003 by the tendency for the delay in purchasing decisions, awaiting guidance and funding from the government.  The attacks slowed the economy in general which had a negative impact on our professional photography segment.  As we recognized the impact September 11 was having on our markets we continued our efforts to reduce costs through continued consolidation of our businesses and cost reduction.  In early 2002 we closed our Massachusetts offices and moved the digital ID operations that were housed in that facility into our South Carolina offices.  In late 2002 we closed our Costa Mesa, California facility which housed our professional photography systems business and moved those operations into our facility in San Diego, California.  In mid 2003, we closed our South Carolina offices and moved those operations to our offices in San Diego, California and Ottawa, Canada.  In conjunction with the closing of the South Carolina offices, local South Carolina management chose to leave the Company and establish themselves as a value added reseller of the Company’s technology.  We agreed to sub-lease our South Carolina facilities and sell certain assets including furniture and fixtures, office equipment, and inventory to their new company.

Industry Background

Law Enforcement and Public Safety Markets

The United States law enforcement and public safety markets are composed of federal, state and local law enforcement agencies.  Our target customers include local police departments, sheriffs’ departments and offices, primary state law enforcement agencies, special police agencies, county constable offices, and federal agencies such as the FBI and the DEA.  We are also targeting agencies in foreign countries for our law enforcement solutions.

The federal government has promoted the development and use of nationwide criminal history record databases called the Interstate Identification Index 2000, or NCIC 2000, each consisting of on line national and regional databases dedicated to serving criminal justice agencies. The Interstate Identification Index is maintained by the FBI and includes persons arrested for felonies or serious misdemeanors. The FBI has indicated that this index will accept photographs in the future. We anticipate that the inclusion of digital images in these databases will increase the value of digital booking systems and the demand for facial recognition applications. Since the September 11, 2001 terrorist attack on the US there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of systems such as Imagewares’ by law enforcement agencies at all levels.

We anticipate significant state and federal funding to be made available to law enforcement with the creation of the Homeland Defense Department.

Identification Markets

We believe our technology also has emerging applications in markets related to secure credentials, identification and access control. Organizations concerned with security issues can use our technology to create secure smart identification cards that can be instantly checked against a database of facial images or other biometrics to prevent unauthorized access to secure areas. We believe potential customers in these markets include, among others, large corporations, airports, hospitals, universities and government agencies.

Digital ID systems have historically been sold based upon the cost-savings digital systems offer over traditional photo-based systems. We believe that the ability to easily capture images and data in a digital database and to enable immediate and widespread access to that database for remote identification will be a functionality that customers will require in the future and that such functionality will be the primary driver for future growth within this market. With the acquisitions of ITC, Goddard and G & A, we are able to provide field-proven digital ID products with high quality reference accounts across the board in terms of size and complexity of systems and user requirements. When combined with the proven biometric and web capabilities we currently offer, we believe we can provide a leading product offering into the ID market.

As with our law enforcement product offering, we believe that the September 11, 2001 terrorist attacks and subsequent creation of the Homeland Defense Department will accelerate the adoption of digital identification systems that can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges.

Digital Photography Market

We believe our technology also has potential applications in markets related to professional photography. Professional photographers can use our software to capture digital photos of subjects, allow re-touching of photos, manipulate the photos to change light, color, etc. and combine them with other photos, templates and text to create custom collages.  In addition our professional photography customers can gain significant efficiencies from the work flow capabilities built into our products.

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

Products and Services

Law Enforcement and Public Safety

We believe our integrated suite of software products significantly reduces the inefficiencies and expands the capabilities of traditional booking systems. Using our products, an agency can create a digital database of thousands of criminal history records, each including one or more full-color facial images, finger and palm prints, text information and images of other distinctive physical features. This database can be quickly searched using text queries or by using our facial recognition or AFIS technology which can compare biometric characteristics of an unknown suspect with those in the database. Our investigative software products can also be used to create, edit and enhance digital images and to search databases of other agencies to which our customers have access.

Our C.R.I.M.E.S. system consists of software modules, which may also be purchased individually. The Crime Capture System (including the Capture Module, the LiveScan  Module and the Investigative Module) is our booking system and database. Our investigative modules are Face ID, Suspect ID, Crime Lab, Vehicle ID, CrimeWeb, and Pocket CCS.

CRIME CAPTURE SYSTEM. The Crime Capture System is a Windows-based digital booking system made up of three distinct software modules and associated hardware such as cameras, scanners and computer hardware as needed. The Crime Capture System allows customers to capture and store images and other information in a database and to search and retrieve records from the database. The Crime Capture System uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records management system or an automated fingerprint identification system.

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

CCS LIVESCAN. This software module allows users to capture single to ten prints and palm to further improve the booking, investigative and identification procedures.  By adding livescan capabilities, law enforcement organizations further enhance the investigative process by providing additional identifiers to identify suspects involved in a crime.  In addition, officers no longer need to travel to multiple booking stations to capture fingerprints and mug shots.  All booking information including images will be located at a central designation and can be routed to the FBI’s criminal history record repository.

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

EPIBUILDER. This is a software development toolkit containing components which developers can use to add electronic identification functionality for numerous applications, including access control, tracking of time and attendance, point of sale transactions, human resource systems, school photography systems, asset management, inventory control, warehouse management, facilities management and card production systems.

OMNI BIOMETRIC ENGINE.  This is a second-generation solution from ImageWare Systems that biometrically manages a group of people of unlimited size and conducts comparative biometric searches.  These searches are flexible and can be exhaustive, including both one to one verifications or one to many searches.  Omni is biometrically agnostic and is architected to support any type of biometric from any vendor.  Omni is based on field-proven ImageWare technology solutions that have been used to manage millions of biometric templates since 1997 and is ideal for a variety of applications including: criminal booking, background checks (civil and criminal), watch list, visa/passport and border control (air, land and sea).

Omni is scalable, enabling it to manage populations of unlimited size and Omni manages biometric images and templates that are enrolled either live or offline.  Because it is vendor independent, Omni can support any biometric hardware or algorithm.  And because Omni stores the enrolled images, a new algorithm can be quickly converted to support new or alternate algorithms and capture devices.  Omni additionally has a full-featured SDK that allows it to readily integrate with existing applications.  Omni currently supports the following biometrics:

•      Finger – civil and livescan

•      Face – photos and NIST-compliant mug shots

•      Iris

•      Signature – capture only

ImageWare is planning near-term support for voice, hand and NIST palm biometrics.

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

ID CARD MAKER. The ID Card Maker family of products provides substantially the same capabilities as Identifier for Windows and is sold and supported by Polaroid Corporation’s authorized dealers throughout the world.

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

Maintenance and Customer Support

As part of our installation of a system, we offer to train our customers’ employees as to the effective use of our products. We offer training both on-site and at our facilities. We offer on-site hardware support to our customers, generally within 24 hours of the customer request. Customers can contract with us for technical support that enables them to use a toll free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day to day operations, a very high percentage contract for technical support. Providing customer support services typically provides us with annual revenue of 15% to 20% of the initial sales price of the hardware and software purchased by our customers.

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

Our Strategy

Key elements of our strategy for growth include the following:

Penetrate the Access Control and Identification Markets

We believe security issues are becoming increasingly important among public agencies, corporations, hospitals, universities and similar organizations. We believe that the September 11, 2001 terrorist attacks and the subsequent establishment of the Homeland Defence Department will accelerate the adoption of digital identification systems that can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges. Using our products, an organization can create picture IDs that correspond to images in a digital database. A security guard can stop an individual and quickly and accurately check his identity against a database of authorized persons, and either allow or deny access as required. Our technology can also be applied in other markets to facilitate activities such as licensing, voter registration, immigration control and welfare fraud identification.

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

Fully Exploit the Expanding Law Enforcement and Public Safety Markets

We intend to use our successful installations with customers such as the Arizona Department of Public Safety as reference accounts and to aggressively market C.R.I.M.E.S. as a superior technological solution. The majority of our recent sales have been and will be from sales of the Crime Capture System.  Our recent addition of the LiveScan module to the Crime Capture System will enhance its functionality and value to the law enforcement customer as well as increase the potential revenue the Company can generate from a system sale.  We will focus our sales effort in the near term to establish the Crime Capture System as the mug shot and livescansystem adopted in as many countries, states and large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer’s region and in neighboring regions. In addition, we plan to market our complementary investigative modules to the customer, including Face ID,

Suspect ID, Crime Lab, Vehicle ID, CrimeWeb, and Pocket CCS. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenues from sales of those modules, will also grow.

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

Sales And Marketing

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. We have sales and account representatives based in Canada, Germany, and Singapore and domestically in Texas, Pennsylvania, and California.  Geographically, our sales and marketing force consists of 17 persons in the United States, 3 persons in Canada, 2 persons in Germany and 2 persons in Singapore.

We sell through a direct sales organization which is supported by the marketing organization.  Our sales professionals are supported by our technical experts who are available by telephone and conduct on-site customer presentations.

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

Customers

We have a wide variety of domestic and international customers. Most of our C.R.I.M.E.S. customers are government agencies at the federal, state and local levels in the United States. Our products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. The customer base for our digital identification systems includes domestic and foreign government agencies, universities, airports, and private sector companies, many of which are Fortune 500 or Fortune 1000 companies. Customers for our C.R.I.M.E.S. products may be customers for our identification systems as well. Our current customer base for digital photography systems includes professional photographers, labs and studios in the US and Canada.  In 2003, there were no customers who accounted for more than 10% of our revenues.  In 2002, one customer, PT Nuansa Anagorindo Sejahtera, accounted for 18% of our revenues.

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

Intellectual Property

We rely on trademark, trade secret, and copyright laws and confidentiality and license agreements to protect our intellectual property. We have several unregistered and federally registered trademarks including the trademark ImageWare, as well as trademarks for which there are pending trademark registrations with the United States, Canadian and other International Patent & Trademark Offices.  We license and depend on intellectual property from third parties for our biometric products and modules which utilizes third party biometric encoding and matching technologies.

Research And Development

Our research and development team is made up of 21 programmers, engineers and other employees. We spent approximately $ 1.9 million and $2.1 million on research and development in 2003 and 2002, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the law enforcement, identification and digital photography markets.

Employees

As of March 2004, we had a total of 86 full-time employees. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.  At 86 employees our headcount is approximately 27% lower than it was at this same time last year.  The reductions reflect the closure of our South Carolina offices in June of 2003 and the downsizing of our German office in the fourth quarter of 2003.

RISK FACTORS

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $46.0 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of December 31 2003, we had an accumulated deficit of $46.0 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of December 31, 2003, the Company had cumulative undeclared dividends of approximately $168,000.

WE DEPEND UPON A SMALL NUMBER OF LARGE SYSTEM SALES RANGING FROM $300,000 TO IN EXCESS OF $1,000,000, AND WE MAY FAIL TO ACHIEVE ONE OR MORE LARGE SYSTEM SALES IN THE FUTURE.

In the past three years we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $300,000 to in excess of  $1,000,000. As a result, if we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters our operating results may be below the expectations of securities analysts and investors, in which case the market price of our common stock may decrease significantly.

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

WE HAVE ACQUIRED SEVERAL BUSINESSES AND FACE RISKS ASSOCIATED WITH INTEGRATING THESE BUSINESSES AND POTENTIAL FUTURE BUSINESSES THAT WE MAY ACQUIRE.

We completed the acquisitions of several companies and we plan to continue to review potential acquisition candidates, and our business and our strategy includes building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

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

ITEM 2. Description of Property.

Our corporate headquarters are located in San Diego, California where we occupy approximately 16,000 square feet of office space and approximately 1,000 square feet of warehouse space. Our lease for this facility continues through September 2006 at a cost of approximately $17,500 per month. We occupy approximately 26,685 square feet of office space in Stuttgart, Germany until September 2006 at a cost of approximately $20,000 per month. We occupy 10,000 square feet in Gatineau, Province of Quebec. These premises are leased until May 2006 at a cost of approximately $12,000 per month. We previously occupied approximately 5,500 square feet in Greenville, South Carolina. These premises are leased until December 2006 at a cost of approximately $5,400 per month.  In July 2003, we sublet this property at a rate of approximately $5,400 per month through December 2006.  We have under lease approximately 4,489 of office space in Costa Mesa, California at a cost of approximately $10,500 per month. These premises are leased until July 2005. In the fourth quarter of 2002, we moved this operation to our San Diego, California office and in May 2003, we sublet this property at approximately $7,100 per month through July 2005. We occupy approximately 1,700 square feet in Singapore.  These premises are leased until August 2005 at a cost of approximately $1,300 per month.

ITEM 3. Legal Proceedings.

We are involved in certain legal proceedings generally incidental to our normal business activities. While the outcome of such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters should have a material effect on our financial position, results of operations or cash flows.

On or about July 22, 2003 and August 18, 2003, the Company received correspondence from counsel representing Ray St. Maurice (“St. Maurice”).  In the correspondence, St. Maurice demanded that the Company pay him the sum of $710,000 based on a claim that he and the Company had entered into an oral agreement to pay that amount for unspecified services he was to render after the Company’s acquisition of G&A Imaging, Ltd.  On or about September 17, 2003, the Company’s outside counsel wrote on behalf of the Company to St. Maurice’s counsel denying his demand.  On January 8, 2004, St. Maurice’s counsel responded to this letter by demanding $500,000 in settlement of his purported claims and stating that, absent such a settlement, St. Maurice intended to initiate litigation against the Company and James Miller, individually, to collect the $710,000 he claims to be owed based on purported causes of action for breach of written contract, breach of oral contract, fraud in the inducement, quantum meruit, and promissory estoppel.  The Company and Mr. Miller strenuously deny St. Maurice’s claims.  On February 4, 2004, the Company and Miller commenced an action against St. Maurice in the United States District Court for the Southern District of California, case no. ‘04 CV 00225 K (BLM), seeking a judicial declaration that no enforceable agreement existed between St. Maurice and the Company which obligates the Company to pay St. Maurice $710,000, or any sum at all.  On or about February 23, 2004, St. Maurice filed a Motion to Institute Proceedings against ImageWare and Miller in the Superior Court, Civil Division, of the Province of Quebec, District of Hull.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

The following matters were submitted to a vote of the shareholders of ImageWare Systems, Inc. at the Annual Meeting of Shareholders held on December 31, 2003.

a)             The following members were elected to and as the Board of Directors to serve for the ensuing year and until their successors are elected:

Nominee	Shares Voted For	Shares Withheld
S. James Miller, Jr.	5,841,081	32,375
John Callan	5,843,882	29,574
Patrick Downs	5,844,582	28,874
John Holleran	5,733,723	139,733
Yukuo Takenaka	5,757,544	115,912
David Loesch	5,868,586	4,870

b)            A proposal to ratify the appointment of Stonefield Josephson, Inc. as our independent auditors for our fiscal year ending December 31, 2003 was approved by the following vote: 5,846,872 in favor, 20,111 against, and 6,473 abstentions.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our Common Stock is quoted under the symbol “IW” on the American Stock Exchange.

The following table sets forth the high and low sales prices for our Common Stock as reported by the American Stock Exchange for each quarter in 2002 and 2003:

2002 Fiscal Quarters	High	Low
First Quarter	$6.890	$4.420
Second Quarter	$6.490	$3.270
Third Quarter	$3.700	$1.400
Fourth Quarter	$4.340	$1.660

2003 Fiscal Quarters	High	Low
First Quarter	$3.250	$1.800
Second Quarter	$2.990	$1.750
Third Quarter	$2.830	$1.750
Fourth Quarter	$3.600	$1.800

There is no public trading market for our preferred stock.

Holders.

As of March 15, 2004 there were approximately 265 holders of record of our Common Stock.

Dividends.

We have never declared or paid dividends on our Common Stock and do not anticipate paying any cash dividends on our shares of Common Stock in the foreseeable future. Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock. As of December 31, 2003, the Company had cumulative undeclared dividends of approximately $168,000.

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information
As of December 31, 2003

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 1994 Employee Stock Option Plan	112,038	$5.28	37,915
1994 Nonqualified Stock Option Plan	18,957	$8.39	0
1999 Stock Option Plan	312,000	$6.62	37,060
Equity compensation plans not approved by security holders 2001 Equity Incentive Plan	897,011	$3.49	102,257
Total	1,340,006	$5.22	177,232

Plan Descriptions:

2001 Equity Incentive Plan:  For a summary of the material terms of the 2001 Equity Incentive Plan, please see Note 11 to the financial statements included in this annual report on Form 10-KSB.

Recent Sales of Unregistered Securities:

In November 2003, we completed a private placement consisting of separate private transactions pursuant to separate purchase agreements, in which we sold shares of common stock and warrants to purchase common stock to institutional investors comprised of existing and new shareholders.  We raised approximately $7 million from the private placement, which involved the sale of units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock.  Each unit was priced at $1.72.  The warrants to have a five-year term and an exercise price of $2.58 per share.  As a result of these transactions, we issued an aggregate of approximately 4,070,000 new shares of common stock and warrants to purchase up to approximately 814,000 shares of common stock.

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

Allowance for doubtful accounts

ImageWare Systems, Inc. must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was $1,538,000, net of allowance for doubtful accounts of $483,254 as of December 31, 2003.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to $6,418,000 as of December 31, 2003. The Company has recorded goodwill and other net intangibles of $6,097,000 at December 31, 2003 resulting from its acquisitions of G & A and Castleworks and E-Focus on March 30, 2001 and August 10, 2001, respectively.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.  Completion of our initial impairment test indicated there was no goodwill impairment.  We also performed our annual impairment review as of December 31, 2002 and 2003 based upon our 2003 and 2004 operating plans, respectively.  This annual impairment review indicated there was no goodwill impairment.  Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Our reporting units are Law Enforcement, Identification and Digital Photography. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.  There can be no assurance that goodwill impairment will not occur in the future.

The Company accounts for long-lived assets in accordance with the provisions of SFAS no. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset.  Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.  We recorded no impairment losses for long-lived or intangible assets during the twelve months ended December 31, 2003 or 2002.

The selected statement of operations data and balance sheet data presented below set forth a summary of data relating to our results of operations. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

STATEMENT OF OPERATIONS DATA:

	Year Ended December 31,
	2003	2002
Revenues	$16,233,458	$18,255,693
Cost of revenues	$7,382,436	$8,296,447
Gross profit	$8,851,022	$9,959,246
Operating expenses	$12,771,986	$14,089,018
Loss from operations	$(3,920,964)	$(4,129,772)
Interest expense (income), net	$6,960,140	$652,392
Other expense, net	$(207,046)	$(53,575)
Loss before income taxes	$(10,674,058)	$(4,728,589)
Income taxes	$61,735	$120,341
Net loss	$(10,735,793)	$(4,848,930)
Basic (loss) per share:
Net loss	$(1.81)	(0.90)
Weighted-average shares (basic and diluted)	5,953,801	5,483,973

	Year Ended December 31,
	2003	2002
BALANCE SHEET DATA:
Cash	$578,093	$214,937
Restricted cash	$155,215	$60,000
Accounts receivable, net	$1,449,968	$3,294,932
Inventories	$804,526	$1,882,082
Other current assets	$204,065	$422,382
Property and equipment, net	$634,966	$1,040,915
Other assets	$571,199	$743,826
Intangibles, net	$1,120,675	$1,561,545
Goodwill	$5,297,627	$5,297,627
Total assets	$10,816,334	$14,518,246
Total current liabilities	$3,311,964	$6,958,314
Long-term liabilities	$4,192,605	$1,658,432
Total liabilities	$7,504,569	$8,616,745
Total shareholders’ equity	$3,311,765	$5,901,500

YEARS ENDED DECEMBER 31, 2003 AND 2002

The following management’s discussion and analysis of financial condition and results of operations is based upon our Law Enforcement, Identification and Digital Photography segments.

	TWELVE MONTHS ENDED DECEMBER 31,
Net Product Revenues	2003	2002	$ Change	% Change
Product revenues:
Law Enforcement	$1,139,083	$2,065,121	$(926,038)	-45%
Percentage of total net product revenue	8%	14%
Identification Group	$11,155,285	$12,160,050	$(1,004,765)	-8%
Percentage of total net product revenue	83%	80%
Digital Photography	$1,176,261	$890,595	$285,666	32%
Percentage of total net product revenue	9%	6%
Total net product revenues	$13,470,629	$15,115,766	$(1,645,137)	-11%

Product revenues decreased 11% from $15,116,000 for the year ended December 31, 2002 to $13,471,000 for the corresponding period in 2003. Product revenues related to our Law Enforcement products decreased 45% from $2,065,000 for the year ended December 31, 2002 to $1,139,000 for the corresponding period in 2003. We believe that the decrease in Law Enforcement product revenues is reflective of a current decrease in government procurement.  We believe that recent increases in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases. We also believe that government agencies and private entities will react to the increased terrorism by reevaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s products, however, we cannot predict the timing of the shift in demand.

Product revenues from Identification card systems, software and related consumables decreased 8% from $12,160,000 for the year ended December 31, 2002 to $11,155,000 for the corresponding period in 2003. Revenues decreased due to lower sales of hardware and print media consumables internationally, combined with a decrease in software sales through our domestic master distributor of our off-the-shelf photo ID badge design and management software.  We believe that government agencies and private entities will react to increased terrorism by reevaluating and upgrading their ability to positively identify and track their employees, consultants and visitors.  We anticipate that these factors will continue to increase overall demand for the Company’s Identification products, however, we cannot predict the timing of the shift in demand.

Revenues related to our Digital Photography products increased 32% or $286,000 for the twelve months ended December 31, 2003 as compared to the corresponding period in 2002.  This increase is reflective of an increase in custom software completed during the twelve months ended December 31, 2003 as well as increased distribution through dealer networks.

Our backlog of product orders as of December 31, 2003 was approximately $602,000.

	TWELVE MONTHS ENDED DECEMBER 31,
Maintenance Revenues	2003	2002	$ Change	% Change
Maintenance revenues :
Law Enforcement	$2,133,918	$2,182,524	$(48,606)	-2%
Percentage of total net maintenance revenue	77%	69%
Identification Group	$628,387	$928,403	$(300,016)	-32%
Percentage of total net maintenance revenue	23%	30%
Digital Photography	$524	$29,000	$(28,476)	-98%
Percentage of total net maintenance revenue	0%	1%
Total net maintenance revenues	$2,762,829	$3,139,927	$(377,098)	-12%

Maintenance revenues decreased 12% from $3,140,000 for the year ended December 31, 2002 to $2,763,000 for the corresponding period in 2003. Maintenance revenues related to Law Enforcement products decreased 2% from $2,183,000 for the year ended December 31, 2002 to $2,134,000 for the corresponding period in 2003. This decrease is due primarily to the expiration of the New York City Police Department service and maintenance contract during the third quarter of 2003 offset by the expansion of our installed base in the Law Enforcement market. Maintenance revenues related to Identification products decreased $300,000 during the year ended December 31, 2003 due primarily to decreased demand for maintenance related services from our international operations.  Our decrease in Digital Photography maintenance revenues of $28,476 for the twelve months ended December 31, 2003 as compared to the corresponding period in 2002 is reflective of our cessation of maintenance services during their relocation to our centralized maintenance service center in our Ottawa office.

	TWELVE MONTHS ENDED DECEMBER 31,
Cost of product revenues	2003	2002	$ Change	% Change
Cost of Product Revenues:
Law Enforcement	$711,042	$787,819	$(76,777)	-10%
Percentage of Law Enforcement product revenue	62%	38%
Identification Group	$5,415,764	$6,073,574	$(657,810)	-11%
Percentage of Identification Group product revenue	49%	50%
Digital Photography	$53,920	$198,738	$(144,818)	-73%
Percentage of Digital Photography product revenue	5%	22%
Total product cost of revenues	$6,180,726	$7,060,131	$(879,405)	-12%
Percentage of total product revenues	46%	47%

Cost of product revenues for our Law Enforcement segment decreased 10% or $77,000 from $788,000 or 38% of Law Enforcement product revenues for the year ended December 31, 2002 to $711,000 or 62% or Law Enforcement product revenues for the corresponding period in 2003.  This percentage increase is due primarily to the smaller revenue base to absorb fixed product costs.  Fixed product costs are comprised primarily of personnel and contract programming costs related to customization and integration.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Costs of Identification products decreased 11% from $6,074,000, or 50% of Identification product revenue, for the year ended December 31, 2002 to $5,416,000, or 49% of Identification product revenue, for the corresponding period in 2003. Cost of Identification products as a percentage of identification product revenue can vary depending upon factors such as product mix, hardware and software content and amount of identification card media sold. The dollar decrease of $658,000 reflects the decrease in Identification product revenues of $1,005,000 for the twelve months ended December 31, 2003 as compared to the corresponding period in 2002.

Costs of Digital Photography product revenues as a percentage of Digital Photography product revenues decreased 73% from $199,000 or 22% of Digital Photography revenues for the year ended December 31, 2002 to $54,000 or 5% for the corresponding period in 2003.  This decrease of $145,000 is reflective of our selling both hardware and software through the first quarter of 2002 as compared to our selling of software only solutions for the entire twelve month period ended December 31, 2003.

	TWELVE MONTHS ENDED DECEMBER 31,
Maintenance cost of revenues	2003	2002	$ Change	% Change
Maintenance cost of revenues:
Law Enforcement	$783,590	$786,348	$(2,758)	0%
Percentage of Law Enforcement maintenance revenue	37%	36%
Identification Group	$418,120	$449,968	$(31,848)	-7%
Percentage of Identification maintenance revenue	67%	48%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%
Total maintenance cost of revenues	$1,201,710	$1,236,316	$(34,606)	-3%
Percentage of total maintenance revenues	43%	39%

Cost of Law Enforcement maintenance revenue decreased $3,000 from $786,000, or 36% of Law Enforcement maintenance revenue for the year ended December 31, 2002 to $783,000, or 37% of Law Enforcement maintenance revenues for the corresponding period in 2002. Increased costs to maintain our expanding installation based were offset by a reduction in costs related to the New York City Police Department service and maintenance contract which expired during the third quarter of 2003.

Costs of Identification maintenance revenues decreased 7% from $450,000 or 48% of Identification maintenance revenue for the year ended December 31, 2002 to $418,000 or 67% of Identification maintenance revenues for the corresponding period in 2003.  The dollar decrease of $32,000 is reflective of decreased Identification maintenance revenues.  The increase in cost of Identification maintenance revenues as a percentage of Identification maintenance revenues from 48% for the twelve months ended December 31, 2002 to 67% of maintenance revenues for the corresponding period in 2003 is due to a smaller revenue base over which to absorb fixed maintenance costs.

	TWELVE MONTHS ENDED DECEMBER 31,
Product gross profit	2003	2002	$ Change	% Change
Law Enforcement	$428,042	$1,277,302	$(849,260)	-66%
Percentage of Law Enforcement product revenue	38%	62%
Identification Group	$5,739,521	$6,086,476	$(346,955)	-5%
Percentage of Identification product revenue	51%	50%
Digital Photography	$1,122,341	$691,857	$430,484	62%
Percentage of Digital Photography product revenue	95%	78%
Total product gross profit	$7,289,904	$8,055,635	$(765,731)	-9%
Percentage of total product revenues	54%	53%

Law Enforcement product gross profit as a percentage of Law Enforcement product revenues decreased from 62% for the twelve months ended December 31, 2002 to 38% for the corresponding period in 2003. This percentage change is due both to the product mix of Law Enforcement product sales and a lower revenue base to absorb fixed product costs.  Gross profit of Law Enforcement products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.  The dollar decrease of $849,000 or 66% for the twelve months ended December 31, 2003 as compared to the corresponding period in 2002 reflects the decrease in Law Enforcement revenues in 2003.

Gross margins related to Identification products as a percentage of Identification product revenue increased from 50% of revenues for the year ended December 31, 2002 to 51% of revenues for the corresponding period in 2003. Gross profit of Identification products as a percentage of identification product revenue can vary depending upon factors such as product mix, hardware and software content and amount of identification card media.  The dollar decrease of $347,000 reflects the decrease in Identification product revenues during the twelve months ended December 31, 2003 as compared to the corresponding period in 2002.

Digital Photography gross profit as a percentage of Digital Photography product revenue increased from 78% for the twelve months ended December 31, 2002 to 95% for the corresponding period in 2003.  This increase is reflective of our selling of software only solutions during the entire twelve month period ended December 31, 2003 as compared to the corresponding period of 2002 which contained both hardware and software components.

	TWELVE MONTHS ENDED DECEMBER 31,
Maintenance gross profit	2003	2002	$ Change	% Change
Maintenance gross profit
Law Enforcement	$1,350,328	$1,396,177	$(45,849)	-3%
Percentage of Law Enforcement product revenue	63%	64%
Identification Group	$210,267	$478,434	$(268,167)	-56%
Percentage of Identification product revenue	33%	52%
Digital Photography	$524	$29,000	$(28,476)
Percentage of Digital Photography maintenance revenue	100%	100%
Total maintenance gross profit	$1,561,119	$1,903,611	$(342,492)	-18%
Percentage of total maintenance revenues	57%	61%

Gross profit related to Law Enforcement maintenance revenues decreased 3% from $1,396,000 or 64% of Law Enforcement maintenance revenue for the twelve months ended December 31, 2002 to $1,350,000 or 63% of Law Enforcement revenues for the corresponding period in 2003. This decrease is reflective of  the expiration of the New York City Police Department service and maintenance contract during the third quarter of 2003 offset by the expansion of our installation base.

Gross profit related to Identification maintenance revenues decreased 56% from $478,000 or 52% of Identification maintenance revenues for the year ended December 31, 2002 to $210,000 or 33% for the corresponding period in 2003.  The dollar decrease of $268,000 is reflective of decreased Identification maintenance revenues.  The decrease in Identification gross profit as a percentage of Identification maintenance revenues from 52% for the twelve months ended December 31, 2002 to 33% of maintenance revenues for the corresponding period in 2003 is due to a smaller revenue base over which to absorb fixed maintenance costs.

	TWELVE MONTHS ENDED DECEMBER 31,
Operating expenses	2003	2002	$ Change	% Change

General & administrative	$6,106,438	$6,911,228	$(804,790)	-13%
Percentage of total net revenue	38%	38%
Sales and marketing	$3,820,595	$4,204,613	$(384,018)	-9%
Percentage of total net revenue	24%	23%
Research & development	$1,920,696	$2,078,777	$(158,081)	-8%
Percentage of total net revenue	12%	11%
Depreciation and amortization	$924,257	$894,400	$29,857	3%
Percentage of total net revenue	6%	5%

General and administrative expenses

General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  Such expenses, as a percentage of total revenues were 38% for the year ended December 31, 2003 and 2002.  The dollar decrease of $805,000 is reflective of our efforts in 2003 to consolidate certain functions and existing infrastructures while maintaining operational efficiencies.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses, as a percentage of total revenues, were 23% for the year ended December 31, 2002 as compared to 24% of total revenues for the corresponding period of 2003. The dollar decrease of $384,000 or 9% is due primarily to the lower headcount and reduced sales commissions due to decreased revenues.

Research and development expenses

Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and certain custom integration work not billable to customers. Such expenses, as a percentage of total net revenues, increased from 11%, or $2,079,000 for the year ended December 31, 2002 to 12%, or $1,921,000 for the corresponding period in 2003.  The dollar reduction of $158,000 is due to reduced contract programming and headcount.  Our level of research and development expenditures reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and amortization

Depreciation and amortization increased $30,000 from $894,000 for the year ended December 31, 2002 to $924,000 for the corresponding period in 2003.

Interest expense, net

For the year ended December 31, 2003, we recognized interest income of $14,000 and interest expense of $6,974,000. For the year ended December 31, 2002, we recognized interest income of $49,000 and interest expense of $701,000.  Interest expense for the year ended December 31, 2003 contains $387,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  Interest expense for the year ended December 31, 2003 increased due to our issuance of senior secured and subordinated convertible promissory notes payable, short-term demand notes payable and short-term borrowings under banking lines of credit.  Interest expense for the year ended December 31, 2003 also includes approximately of $6,160,000 of debt discount and deferred financing fee amortization classified as interest expense.  The following table sets forth the major components of net interest expense for the years ended December 31, 2003 and 2002:

	TWELVE MONTHS ENDED December 31,
	2003	2002
Components of net interest expense (income):

Senior secured convertible promissory note issued May 22, 2002, interest rate 12.5% due May 22, 2004; Principal amount $2,000,000 (the “Note):
Coupon interest rate expense	$198,552	$152,776
Amortization to interest expense of note discount related to fair value of warrants	373,845	163,106
Amortization to interest expense of note discount related to beneficial conversion feature	877,906	163,106
Interest expense from amortization of deferred financing fees	267,272	116,610

Secured demand promissory note issued September, 2002, interest rate 12.5%, due upon demand	26,541	17,808

Subordinated convertible promissory notes issued March 2003, interest rate 8.5%, due April 15, 2005; principal amount $600,000, (“the Subordinated Notes”):
Coupon interest rate expense	33,600	—
Amortization to interest expense of note discount related to beneficial conversion feature	110,526	—
Interest expense from amortization of deferred financing fees	58,000	—
Interest expense from induced conversion	109,895

Senior secured convertible promissory notes issued June 2003, interest rate 12.5% due May 22, 2005, principal amount $4,256,000; (“the New Notes):
Coupon interest rate expense	426,862	—
Amortization to interest expense of note discount related to fair value of warrants	1,752,384	—
Amortization to interest expense of note discount related to beneficial conversion feature	1,752,384	—
Interest expense from amortization of deferred financing fees	540,823	—

Other note payable interest expense	58,016	87,868

Change in warrant liability classified as interest (income) or expense	387,018	—

Total Interest Expense	6,973,624	701,274

Interest income	(13,484)	(48,882)

Net interest (income) expense	$6,960,140	$652,392

Liquidity and capital resources

As of December 31, 2003, we had total current assets of $3,192,000 and total current liabilities of $3,312,000, or negative working capital of $120,000. At December 31, 2003 and 2002, we had available cash of $578,000 and $215,000, respectively. As of December 31, 2003, we also had $155,000 in restricted cash securing our obligations on various software installation and implementation contracts.  As discussed more fully in Note 16 to the accompanying consolidated financial statements, in January 2004, we completed a private placement, which involved the sale of units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock.  Each unit was priced at $3.65.  We raised approximately $6,600,000 in gross proceeds from the private placement, and expect to use the net proceeds for working capital.

Net cash used in operating activities was $2,975,000 for the year ended December 31, 2003 as compared to $2,068,000 for the corresponding period in 2002. We used cash to fund net losses of $3,359,000, excluding non-cash expenses (depreciation, amortization and non-cash interest expense ) of $7,377,000 for the year ended December 31, 2003.  We used cash to fund net losses of $3,512,000 excluding non-cash expenses (depreciation, amortization and non-cash interest expense) of $1,337,000 for the corresponding period in 2002. For the year ended December 31, 2003, we generated cash of $2,778,000 through reductions in current assets offset by increases in current and long-term liabilities of $2,394,000 (excluding debt).  In 2002, we generated cash of $880,000 through reductions in current assets and by increases in current and long-term liabilities of $564,000 (excluding debt).

Net cash used by investing activities was $376,000 for the year ended December 31, 2003 as compared to $516,000 for the corresponding period in 2002. For the year ended December 31, 2003, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $137,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. In 2003, we also used cash of $203,000 to repay advances from related stockholders.  In 2003, we used cash of $95,000 through increases in restricted cash used to secure our performance on various software installation and implementation contracts.  For the year ended December 31, 2003, we also generated cash of $59,000 from the sale of assets.   In 2002, we used cash of $355,000 to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements.  In 2002, we also used cash of approximately $161,000 to repay advances from related stockholders.

Net cash provided by financing activities was $3,561,000 for the year ended December 31, 2003.  We generated cash of $4,856,000 from the proceeds of our issuance of senior secured convertible promissory notes payable offset by $554,000 in debt issuance costs.  We also generated cash of $6,203,000 from our issuance of common stock.  We used cash of $6,778,000 for the repayment of notes payable.  We also used cash of $166,000 to repay short-term borrowings under two bank line of credit agreements.  In 2002, net cash provided by financing activities was $2,262,000.  We generated cash of $2,000,000 from the proceeds of our issuance of a senior secured convertible promissory note payable offset by $384,000 in debt issuance costs and generated cash of $500,000 from our issuance of a demand promissory note.  We generated cash of $166,000 from short-term borrowings under a bank line of credit agreement.  In 2002, we used cash of 21,000 for the repayment of notes payable.  We also generated cash of $1,000 from the exercise of stock options.

We conduct operations in leased facilities under operating leases expiring at various dates through 2006.  In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under two irrevocable letters of credit in the aggregate amount of $155,000. The letters of credit expire an amount of $49,000 on April 19, 2004, with the remaining $106,000 expiring on December 26, 2008.  We also have various short-term notes payable and capital lease obligations due at various times during 2004. The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the next five years:

	2004	2005	2005	2006	2007	Total

Minimum annual lease payments under operating leases	$780,000	$774,000	$830,000	$0	$0	$2,384,000

Minimum annual payments under notes payable	$244,000	$0	$0	$0	$0	$244,000

Other commercial commitments:

Standby letters of credit	$155,000	$0	$0	$0	$0	$155,000

Total contractual cash obligations and other commercial commitments	$1,179,000	$774,000	$830,000	$0	$0	$2,783,000

Our planned operating expenses and capital expenditures may constitute a material use of our cash resources.  In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

As more fully explained in Note 16 to the attached consolidated financial statements, we completed a private placement of our common stock in January 2004 in which we raised approximately $6.6 million. We believe that our current cash balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. However, because of our concern that currently weak economic conditions may continue through 2004, if not longer, we have taken and continue to take steps to limit our expenses and align our cost structure to our revenues. These steps include, among other things, considering and/or taking steps, as needed, to restructure our business, consolidating our operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. We recognize that our operating expense levels, including research, development, engineering, selling, marketing, general and administrative expenses, depend on anticipated business activity levels. While research, development, engineering and marketing expenses are based on anticipated investment levels in technology development, product development and market development activities, the appropriate expense levels in selling, general and administrative expenses are dependant on the level of infrastructure required to support our anticipated business volume. We review our business plans periodically to determine the appropriate level of such expenses based on various business factors. In the past we have taken appropriate measures to control our expenses based on business circumstances. In the future we will continue to review our business plans from time to time and make appropriate changes to our expense levels, as we have in the past, to reduce operating expenses where it is advantageous to do so to improve operational efficiencies.

In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities although we do not believe at this time that our long-term working capital and capital expenditures will be of such a nature that we would be required to take steps presently to remedy any such potential deficiency. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

New Accounting Pronouncements

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities.  FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, except for the provisions that were cleared by the FASB in prior pronouncements.  The adoption of this statement did not impact the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

In May 2003, the Emerging Issues Task Force (EITF) finalized  Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” During  December 2003, the Securities and Exchange Commission issued Staff Accounting Bulliten (SAB)  104, “Revenue Recognition,” which incorporated  EITF 00-21.  This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  The adoption of EITF 00-21 and SAB 104 was not material to the Company’s results of operations or financial condition.

In December 2003, the FASB issued a revision to SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires additional disclosures about the assets, obligations, cash flows, and periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  Disclosure of additional information about foreign plans is not required until the Company’s next fiscal year.

ITEM 7. Financial Statements.

The financial statements for fiscal years ended December 31, 2003 and 2002 are included herein following Part III, Item 13, and are filed as part of this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On July 29, 2003, the Audit Committee of the Board of Directors of ImageWare Systems, Inc. (the “Company”) dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent auditor, and on July 31, 2003, engaged Stonefield Josephson, Inc. as the Company’s independent auditor for the fiscal year ending December 31, 2003.

PwC’s report on the consolidated financial statements of the Company and its subsidiaries for the two fiscal years ended December 31, 2002 includes a separate paragraph indicating that the Company’s losses from operations and net capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.  Other than the foregoing, PwC’s reports on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2001 and 2002, and in the subsequent period through July 29, 2003, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject of the disagreement in connection with their reports on the financial statements for such years; and for the same periods there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A. Controls and procedures.

Evaluation of discloser controls and procedures.  ImageWare’s chief executive officer and its chief financial officer, after evaluating the effectiveness of ImageWare’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2003 (the “Evaluation Date”), have concluded that as of such date, ImageWare’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by ImageWare in the reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls.  There has been no change in ImageWare’s internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect ImageWare’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Board of Directors

The following table sets forth information regarding members of the Company’s board of directors as of March 19, 2004.

NAME	AGE	POSITION CURRENTLY HELD WITH THE COMPANY
S. James Miller, Jr.	50	Chief Executive Officer and Chairman of the Board of Directors
John Callan	57	Director
Patrick Downs	67	Director
John Holleran	77	Director
David Loesch	59	Director
Yukuo Takenaka	61	Director

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

John Callan was elected to the board in September 2000.  Since 2001, Callan has been a principal in the strategy consulting firm, Ursa Major Associates, LLC.  From 1997 to 2001 he as an independent business strategy consultant in the imaging and logistics fields.  From 1995 to 1997, he served as Chief Operating Officer for Milestone Systems, a shipping systems software company, and from 1987 to 1995, served as a senior executive at Polaroid Corporation.

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

John Holleran was elected to the board in May 1996.  Since 1974, Mr. Holleran has been a management and investment consultant.  Prior to consulting, Mr. Holleran served as the Chief Financial Officer, Executive Vice President and Chief Operating Officer of Southwest Gas Corporation.  He served as Executive Vice President of the Hawaii Corporation, a diversified holding company, and as President and Chairman of Property Research Financial Corporation, a real estate investment and syndication firm, from 1972 to 1974.  Mr. Holleran has also served as a director of Kilroy Industries, a national office building and office park developer, as a director of Walker & Lee, a national full service real estate firm, and as a director of NTN Communications, Inc., a company engaged in the interactive television business.  In 1949, Mr. Holleran started his business career by establishing his own CPA firm.

David Loesch was elected to the board in September 2001 after 29 years of service as a Special Agent with the Federal Bureau of Investigations (FBI). At the time of his retirement from the FBI, Mr. Loesch was the Assistant Director in Charge of the Criminal Justice Information Services Division of the FBI.  Mr. Loesch was awarded the Presidential Rank Award for Meritorious Executive in 1998 and has served on the board of directors of the Special Agents Mutual Benefit Association since 1996. He is also a member of the International Association of Chiefs of Police and the Society of Former Special Agents of the FBI, Inc.  He is currently a private consultant on Public Safety Strategies.  Mr. Loesch served in the United States Army as an Officer with the 101st Airborne Division in

Vietnam. He holds a Bachelor’s degree from Canisius College and a Master’s degree in Criminal Justice from George Washington University.

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

Audit Committee Members; Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee that oversees the Company’s corporate accounting and financial reporting processes and audits of the financial statements of the Company.  Three directors comprise the Audit Committee:  Messrs. Loesch, Holleran and Takenaka.  The Audit Committee met five (5) times during 2003.  All members of the Company’s Audit Committee are independent (as defined in the American Stock Exchange listing standards). The Company’s board of directors has determined that Mr. Takenaka qualifies as an “audit committee financial expert,” as defined in the applicable rules of the United States Securities and Exchange Commission (“SEC”).  The Board made a qualitative assessment of Mr. Takenaka’s level of knowledge and experience based on a number of factors, including his background in public accounting.

Executive Officers

The following table sets forth the names, ages and positions of the Company’s executive officers as of March 19, 2004.

NAME	AGE	PRINCIPAL POSITION HELD WITH THE COMPANY
Mr. S. James Miller, Jr.	50	Chief Executive Officer andChairman of the Board of Directors
Mr. Wayne Wetherell	51	Sr. Vice President, Administration and Chief Financial Officer
Mr. Paul Devermann	48	Senior Vice President and General Manager, Professional Digital Imaging Group
Ms. Lori Rodriguez	39	Senior Vice President, Operations
Mr. Joe Schuler	62	Senior Vice President, Sales and Marketing
Mr. William Willis	44	Senior Vice President, Technology and Business Development

Wayne Wetherell has served as the Company’s Senior Vice President, Administration and Chief Financial Officer since May 2001.  From 1996 to May 2001, he served as Vice President of Finance and Chief Financial Officer.  From 1991 to 1996, Mr. Wetherell was the Vice President and Chief Financial Officer of Bilstein Corporation of America, a manufacturer and distributor of automotive parts.  Mr. Wetherell holds a B.S. degree in Management and a M.S. degree in Finance from San Diego State University.

Paul Devermann has served as Senior Vice President and General Manager, Professional Digital Imaging Group since October 2003. From August 2001 to October 2003, Mr. Devermann served as President of ImageWare Digital Photography Systems LLC. From March 2001 to August 2001, Mr. Devermann served as Senior Vice President of Corporate Development.  From 1997 to March 2001, Mr. Devermann served as Vice President of Sales and Business Development.  From 1992 to 1997, Mr. Devermann served as the managing director and founding partner of Intra-International Trade and Transactions, an international consulting and trading company that facilitates business transactions between United States and Japanese companies.  Mr. Devermann holds a B.S. degree in Marketing from Northern Illinois University and an M.B.A. from the University of Puget Sound.

Lori Rodriguez has served as Senior Vice President, Operations since October 2003. From October 2002 to October 2003, Ms. Rodriguez served as President of the Company’s Law Enforcement Solutions Group.  Prior to that, Ms. Rodriguez served as President of the Company’s Americas Group from January 2002 to October 2002 and prior to that, as Vice President of Sales and Marketing for the Company.  From 1998 until joining the Company in

March 2001, Ms. Rodriguez served as Chief Operating Officer of SDCR Business Systems, a point-of-sale systems integrator for the retail and foodservice industries.  From 1996 to 1998, Ms. Rodriguez served as the Executive Director of Sales and Marketing at SDCR Business Systems. Ms. Rodriguez holds a B.S. degree in Marketing and an Executive M.B.A. from San Diego State University.

Joe Schuler has served as Senior Vice President, Sales and Marketing since October 2003. From October 2002 to October 2003, Mr. Schuler served as President of the Company’s ID Solutions Group.  From 1999 to 2002 Mr. Schuler was Director of Business Development for Fargo Electronics, a manufacturer of plastic card printers and encoding systems.  During 1997 and 1998, Mr. Schuler was Corporate Director and Senior Vice President of Sales & Marketing for The Pathways Group. Other previous positions held by Mr. Schuler include Director of Sales & Marketing and Project Management for Schlumberger Smart Cards and Systems; President/CEO for Gemplus Card International Corp (North America); Vice President and General Manager for DataCard Corporation; Director of Smart Card Planning for Visa International; and Vice President of Product Development for Citicorp.  Mr. Schuler is a graduate of the Carlson School of Management.

William Willis has served as Senior Vice President, Technology and Business Development since July 2003.  From 2001 until July 2003, Mr. Willis served as the Chief Technology Officer for Iridian Technologies, a developer of authentication technologies based on iris recognition.  From 2000 to 2001, Mr. Willis was the Chief Operating Officer of e-dn.com. From 1993 to 2000, Mr. Willis served as Chief Technology Officer and Vice President of Engineering of Access360 (formerly known as Enable Solutions).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics policy that applies to our directors and employees (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and has included a copy of this code of ethics as an exhibit to this annual report on Form 10-KSB. The Company intends to promptly disclose (i) the nature of any amendment to this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of this code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.  The Company’s website address is http://www.iwsinc.com.

Item 10. Executive Compensation.

Compensation of Directors

Each non-employee director of the Company receives a monthly retainer of $2,000 for serving on the Board.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy.  For the fiscal year ended December 31, 2003, the total amounts paid to non-employee directors were $139,212.20.

Non-employee directors of the Company are also eligible to receive stock option grants under the Company’s 1994 Nonqualified Stock Option Plan (the “Directors’ Plan”) or the Company’s 2001 Equity Incentive Plan (the “2001 Plan”).  Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code) are eligible to receive options under the

Directors’ Plan.  Options granted under the Directors’ Plan and the 2001 Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code.

Under the Director’s Plan, the Company has issued options to purchase 18,957 shares at a weighted average exercise price of $8.39.  The plan is administered by the Company’s board of directors.  Subject to the provisions of this plan, the board determines who will receive options, the number of options granted, the manner of exercise and the exercise price of the options. The term of the options granted under the Director’s Plan may not exceed five years.  No options may be granted after August 31, 2004.  The exercise price of the options granted under this plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted.  The term of options granted under the 2001 Plan is 10 years.  In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, an equivalent option will be substituted by the successor corporation, provided, however, that the Company may cancel outstanding options upon consummation of the transaction by giving at least thirty (30) days notice.

During the last fiscal year, the Company granted options under the 2001 Plan covering an aggregate of 10,000 shares to non-employee directors of the Company.  Each of John Callan, Patrick Downs, John Holleran, Yukuo Takenaka and David Loesch was granted 2,000 options at an exercise price per share of $3.03.  The fair market value of such common stock on the date of these grants was $3.03 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant).  As of March 19, 2004, no options had been exercised by non-employee directors under the Directors’ Plan or the 2001 Plan.

Compensation of Executive Officers

The following table shows, for the fiscal years ended December 31, 2001, 2002 and 2003, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2003  (the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compen- sation($)	Securities Underlying Options (#)	All Other Compen- sation ($)
Mr. S. James Miller, Jr	2003	275,699	—		25,000	504
Chief Executive Officer	2002	266,535	—		50,000	1,022	(1)
	2001	253,614	—		103,500	37,029

Mr. Wayne Wetherell	2003	164,947	—		10,000	705
Senior Vice President of	2002	159,466	—		25,000	705	(2)
Administration and Chief Financial Officer	2001	149,453	—		47,000	36,539

Mr. William Ibbetson	2003	142,380	—		—	232
Chief Technical Officer and	2002	142,380	—		12,500	232	(3)
Vice President of Research Development	2001	133,552	—		24,000	1,462

Mr. Paul Devermann	2003	153,770	—		—	504
Senior Vice President and	2002	155,101	—		—	504	(4)
General Manager, Professional Digital Imaging Group	2001	142,002	—		34,000	36,510

Ms. Lori Rodriguez	2003	166,517	—		—	504
Senior Vice President,	2002	159,536	—		—	504	(5)
Operations	2001	102,854	—		80,000	368

Mr. Bill Willis (6) Sr. Vice President of Technology and Business Development	2003	98,837	—	—	67,500	504	(1)

Mr. Joseph Schuler (7)	2003	165,000	—	—	—	504	(1)
Sr. VP Sales and Marketing	2002	88,158	—	—	80,000	—

(1)                                  Amount represents payment for term life insurance premium.

(2)                                  Amount represents payment for term life insurance premium.

(3)                                  Amount represents payment for term life insurance premium.

(4)                                  Amount represents payment for term life insurance premium.

(5)                                  Amount represents payment for term life insurance premium.

(6)                                  Mr. Willis was first employed by the Company in  July  2003.

(7)                                  Mr. Schuler was first employed by the Company in October 2002.

Stock Option Grants And Exercises

The Company grants options to its executive officers and employees under its 2001 Plan, its 1999 Stock Option Plan (the “1999 Plan”), and its 1994 Employee Stock Option Plan (the “1994 Plan”).  As of March 19, 2004, options to purchase a total of 82,465 shares were outstanding and options to purchase 67,488 shares remained available for grant under the 1994 plan.  Additionally, options to purchase a total of 312,000 shares were outstanding and options to purchase 37,060 shares remained available for grant under the 1999 Plan.   Lastly, options to purchase a total of 829,790 shares were outstanding and options to purchase 120,796 remained available for grant under the 2001 Plan.

The following tables show for the fiscal year ended December 31, 2003, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options	% of Total Options(1)	Exercise Or Base Price ($/Sh)	Expiration Date
S. James Miller, Jr.	25,000	12%	$1.97	5/28/2013
Wayne Wetherell	10,000	5%	$1.97	5/28/2013
William Willis	67,500	33%	$2.65	10/01/2013
Paul Devermann	0	—	—	—
Joe Schuler	0	—	—	—
Lori Rodriguez	0	—	—	—

(1)                                  Percentage calculated based upon a total of 203,750 options granted to employees of the company in 2003.

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Values

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End(1) (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options(2) at Fiscal Year-End ($) Exercisable/Unexercisable
S. James Miller, Jr.	232,850/306,936	$0/$25,750
Wayne Wetherell	134,797/168,801	$0/$10,300
Joe Schuler	26,666/80,000	$26,933/$53,867
Paul Devermann	110,466/120,801	$0/$0
Lori Rodriguez	60,002/80,000	$0/$0
Bill Willis	0/67,500	$0/$23,625

(1)                                  None of the Named Executive Officers exercised Options during 2003.

(2)                                  The “Value of Unexercised In-The-Money Options” is the aggregate, calculated on a grant by grant basis, of the product of the number of unexercised options at the end of fiscal year 2003, multiplied by the difference between the exercise price for the grant and the closing price of a share of common stock on the last day of the 2003 fiscal year ($3.00), excluding grants for which the exercise price is greater than the closing price of a share of common stock on that day.  The actual value, if any, that will be realized upon the exercise of an option will depend upon the difference between the exercise price of the option and the market price of the common stock on the date that the option is exercised.

Employment, Severance and Change of Control Agreements

In September 2000, we entered into an amended employment agreement with Mr. Miller pursuant to which Mr. Miller will serve as President and Chief Executive officer. This agreement is for a three-year term ending December 31, 2004, which period is renewed annually on December 31 of each year for a three-year term unless we give Mr. Miller prior notice of termination. This agreement provides for annual base compensation in the amount of $234,000, which amount will be increased based on cost-of-living increases.  Currently, Mr. Miller’s annual salary is $261,506. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Mr. Miller may, within 30 days of a change in control, terminate his employment as of a date not more than 60 days from the date of such change in control by giving 30 days advance written notice.  In such event, he will be entitled to payment of his entire unpaid Base Salary for the remaining term of his Employment Agreement, paid in one lump sum, in addition to immediate vesting of all unvested options with, sixty days to exercise the options and a continuation of all of his benefits for a period of 3 years.

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

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 19, 2004 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
S. James Miller, Jr.(2)	376,148	3.1%
John Callan(3)	35,575	*
Patrick Downs(4)	58,247	*
John Holleran(5)	10,736	*
David Loesch(6)	14,661	*
Yukuo Takenaka(7)	11,404	*
Wayne Wetherell(8)	172,642	1.4%
Paul Devermann(9)	140,313	1.2%
Lori Rodriguez(10)	67,069	*
Joe Schuler(11)	51,998	*
William Willis	0	*
Crestview Capital Fund II, L.P. (12) 95 Revere Drive Suite F Northbrook, IL 60062	1,130,540	9.3%
Lagunitas Partners (13) c/o Gruber & McBaine 50 Osgood Place San Francisco, CA 94133	1,277,085	10.6%
Total Shares Held By Directors And Executive Officers	938,793	7.7%

*                                         Less than one percent.

(1)                                  This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”).  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 11,790,347 shares of common stock outstanding on March 19, 2004, calculated on an as-converted basis and adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each listed shareholder is c/o ImageWare Systems, Inc. 10883 Thornmint Road, San Diego, CA  92127.

(2)                                  Mr. Miller serves as Chairman of the Board of Directors and Chief Executive Officer of the Company.  Includes 84,679 shares held jointly with spouse and by sons and 249,807 options exercisable within 60 days of the date reported.

(3)                                  Includes 10,575 options exercisable within 60 days of the date reported.

(4)                                  Includes 10,074 options exercisable within 60 days of the date reported.

(5)                                  Includes 10,074 options exercisable within 60 days of the date reported.

(6)                                  Includes 10,161 options exercisable within 60 days of the date reported.

(7)                                  Includes 10,835 options exercisable within 60 days of the date reported.

(8)                                  Includes 142,879 options exercisable within 60 days of the date reported.

(9)                                  Includes 113,299 options exercisable within 60 days of the date reported.

(10)                            Includes 66,669 options exercisable within 60 days of the date reported.

(11)                            Includes 39,998 options exercisable within 60 days of the date reported.

(12)                            Includes 345,565 shares issuable upon the exercise of warrants.

(13)                            Includes 213,332 shares issuable upon the exercise of warrants.

Item 12. Certain Relationships and Related Transactions.

In addition to the employment agreements described in Item 10 above, the Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under California law and the Company’s Bylaws.

Item 13. Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit	Number Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Public Warrant(1)
4.3	Form of Representatives’ Warrant(1)
4.4	Form of Warrant and Unit Agreement(1)
4.5	Stock Purchase Warrant in favor of Naoya Harano dated November 10, 1999(1)
4.6	Form of Warrant (Former XImage Shareholders)(1)
4.7	Form of Warrant (Former XImage Officers, Noteholders and Other Investors)(1)
4.8	Form of Warrant (officers and directors)(1)
4.9	Warrant to Purchase Common Stock in favor of Imperial Bank(1)
10.1	Employment Agreement with S. James Miller dated January 1, 1996, as amended September 2000(2)
10.2	Employment Agreement with Wayne G. Wetherell dated April 1, 1997, as amended March 1, 1999(1)
10.3	Amendment, dated April 27, 2002, to the Employment Agreement between Registrant and Wayne G. Wetherell dated April 1, 1997, as amended on March 1, 1999(3)
10.4	Employment Agreement with Paul J. Devermann dated July 20, 1997, as amended March 1, 1999(1)

10.5	Amendment, dated February 28, 2002, to the Employment Agreement between Registrant and Paul J. Devermann dated July 20, 1997, as amended on March 1, 1999(4)
10.6	Employment Agreement with William Ibbetson dated November 15, 2000(5)
10.7	Employment Agreement with Lori Rodriguez dated April 15, 2001(6)
10.8	Form of Indemnity Agreement entered into by the registrant with its directors and executive officers(1)
10.9	Membership Interest Purchase Agreement between the Registrant and Castle Holdings(7)
10.10	1994 Employee Stock Option Plan(1)
10.11	1994 Nonqualified Stock Option Plan(1)
10.12	1999 Stock Option Plan(1)
10.13	2001 Equity Incentive Plan(8)
10.14	Lease between Thornmint I and the Company dated September 26, 2003(13)
10.15	Sublease between Castleworks LLC and Paine and Associates dated September 28, 1998(9)
10.16	Commercial Lease between I.W. Systems Canada Company and 3840743 Canada, Inc. dated April 12, 2001(2)
10.17	Commercial Lease between BOS GmbH & Co. KG and Digital Imaging International GmbH dated June 20, 2001(9)
10.18	Note and Warrant Purchase Agreement dated May 22, 2002 (Perseus)(10)
10.19	Pledge and Security Agreement for ImageWare Systems, Inc. dated May 22, 2002 (Perseus)(10)
10.20	Registration Rights Agreement dated May 22, 2002 (Perseus)(10)
10.21	Senior Secured Convertible Promissory Note dated May 22, 2002(Perseus)(10)
10.22	Warrant to Purchase Common Stock dated May 22, 2002 (Perseus)(10)
10.23	Warrant to Purchase 1,021,687 shares of Common Stock, dated June 13, 2003(11)
10.24	Warrant to Purchase 578,313 shares of Common Stock, dated June 13, 2003(11)
10.25	Form of Securities Purchase Agreement dated November 14, 2003(12)
10.26	Form of Warrant dated November 24, 2003(12)
10.27	Form of Registration Rights Agreement dated November 24, 2003(12)
10.28	Registration Rights Agreement, dated March 13, 2003(14)
21.1	Subsidiaries of the Small Business Issuer
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

_________________________________________________

(1)	Incorporated by reference to the Registration Statement on Form SB-2, as filed with the Commission on December 20, 1999 (No. 333-93131), as amended.
(2)	Incorporated by reference to the Registration Statement on Form S-3, as filed with the Commission on June 29, 2001 (No. 333-64192).
(3)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 14, 2002.
(4)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on May 15, 2002.
(5)	Incorporated by reference to the Annual Report, Form 10-KSB as filed with the Commission on April 2, 2001.
(6)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on May 15, 2001.
(7)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on August 13, 2001.
(8)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 14, 2001.
(9)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 14, 2001.
(10)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on May 24, 2002.
(11)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on June 20, 2003.
(12)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on February 9, 2004.
(13)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 14, 2003.
(14)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on May 15, 2003.

†              Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K.

During the last quarter of the year ended December 31, 2003, we filed one report on Form 8-K.

We filed a report on Form 8-K on November 17, 2004 to report to disclose information concerning the issuance of common shares in a private placement of common stock to institutional investors.

Item 14. Principal Accountant Fees and Services.

Independent Auditors’ Fees

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2003 by Stonefield Josephson, Inc. the Company’s principal accountant for the fiscal year ended December 31, 2003, and the aggregate fees billed to the Company for the fiscal year ended December 31, 2002 by PricewaterhouseCoopers LLP, the Company’s principal accountant for the fiscal year ended December 31, 2002.

	Fiscal Year Ended (in thousands)
	2003	2002
Audit Fees	$65,000	$112,393

Audit-related Fees for quarterly review services and consents.	54,349	46,868

Tax Fees

All Other Fees

Total Fees	$119,349	$159,261

All fees described above were approved by the Audit Committee of the Company’s board of directors.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Stonefield Josephson, Inc. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

March 30, 2004	By:	/s/ S. JAMES MILLER, JR.
S. James Miller, Jr.
Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. JAMES MILLER, JR.	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2004
S.James Miller, Jr.	(Principal Executive Officer)

/s/ WAYNE G. WETHERELL	Senior Vice President of Administration and Chief Financial Officer	March 30, 2004
Wayne G. Wetherell	(Principal Financial and Accounting Officer)

/s/ JOHN CALLAN	Director	March 30, 2004
John Callan

/s/ PATRICK J. DOWNS	Director	March 30, 2004
Patrick J. Downs

/s/ JOHN L. HOLLERAN	Director	March 30, 2004
John L. Holleran

/s/ DAVID LOESCH	Director	March 30, 2004
David Loesch

/s/ YUKUO TAKENAKA	Director	March 30, 2004
Yukuo Takenaka

IMAGEWARE SYSTEMS, INC.

INDEPENDENT AUDITORS’ REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF IMAGEWARE SYSTEMS, INC.:

We have audited the accompanying consolidated balance sheet of ImageWare Systems, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidate financial statements referred to above present fairly, in all material respects, the consolidated financial position of the ImageWare Systems, Inc. as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

/s/Stonefield Josephson, Inc.
STONEFIELD JOSEPHSON, INC.
Certified Public Accountants
Santa Monica, California
March 26, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders’ of

ImageWare Systems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of ImageWare Systems, Inc. and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

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

San Diego, California
April 11, 2003

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS

Current Assets:
Cash	$578,093	$214,937
Restricted cash and cash equivalents	155,215	60,000
Accounts receivable, net of allowance for doubtful accounts of $483,254 and $410,000 at December 31, 2003 and 2002, respectively	1,449,968	3,294,932
Inventories, net	804,526	1,882,082
Other current assets	204,065	422,382
Total Current Assets	3,191,867	5,874,333

Property and equipment, net	634,966	1,040,915
Other assets	571,199	743,826
Intangible assets, net	1,120,675	1,561,545
Goodwill	5,297,627	5,297,627
Total Assets	$10,816,334	$14,518,246

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,052,862	$3,232,735
Deferred revenue	847,690	976,046
Accrued expenses	1,067,379	1,501,046
Accrued expenses - related parties	—	46,597
Accrued interest	103,057	197,780
Notes & advances payable to bank and third parties	181,976	785,741
Notes payable to related parties	59,000	218,369
Total Current Liabilities	3,311,964	6,958,314

Convertible notes payable, net of discount	—	1,252,311
Warrant liability	3,460,120	—
Pension obligation	732,485	406,121
Total Liabilities	7,504,569	8,616,745

Shareholders’ equity
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 and 269,400 shares outstanding at December 31, 2003 and 2002 respectively, liquidation preference $623,500 and $673,500 at December 31, 2003 and December 31, 2002	2,494	2,694
Common stock, $.01 par value, 50,000,000 shares authorized, 9,930,037 shares issued, 9,923,333 and 5,481,311 shares outstanding at December 31, 2003 and 2002, respectively	98,051	53,712

Additional paid in capital	49,221,700	41,272,370
Treasury stock, at cost - 6,704 shares	(63,688)	(63,688)
Shareholder note receivable	(150,000)	(150,000)
Accumulated other comprehensive income	265,470	112,881
Accumulated deficit	(46,062,262)	(35,326,469)
Total shareholders’ equity	3,311,765	5,901,500

Total Liabilities and Shareholders’ Equity	$10,816,334	$14,518,246

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	TWELVE MONTHS ENDED December 31,
	2003	2002

Revenues:
Product	$13,470,629	$15,115,766
Maintenance	2,762,829	3,139,927
	16,233,458	18,255,693
Cost of revenues:
Product	6,180,726	7,060,131
Maintenance	1,201,710	1,236,316

Gross profit	8,851,022	9,959,246

Operating expenses:
General & administrative	6,106,438	6,911,228
Sales and marketing	3,820,595	4,204,613
Research & development	1,920,696	2,078,777
Depreciation and amortization	924,257	894,400
	12,771,986	14,089,018

Loss from operations	(3,920,964)	(4,129,772)

Interest expense, net	6,960,140	652,392

Other income, net	(207,046)	(53,575)

Loss before income taxes	(10,674,058)	(4,728,589)

Income tax expense	61,735	120,341

Net loss	$(10,735,793)	$(4,848,930)

Basic and diluted loss per common share - see note 2	$(1.81)	$(0.90)
Weighted-average shares (basic and diluted)	5,953,801	5,483,973

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	TWELVE MONTHS ENDED DECEMBER 31,
	2003	2002

Net loss	$(10,735,793)	$(4,848,930)
Other comprehensive income:
Foreign currency translation adjustment	152,589	149,533
Comprehensive loss	$(10,583,204)	$(4,699,397)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWELVE MONTHS ENDED December 31,
	2003	2002

Cash flows from operating activities
Net loss	$(10,735,793)	$(4,848,930)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	924,257	894,400
Non cash interest and amortization of debt discount and debt issuance costs	6,136,480	442,822
Issuance of commson stock for professional services	48,000	—
Other non-cash charges	268,317	—
Change in assets and liabilities
Accounts receivable	1,756,784	1,246,549
Inventories	897,418	(931,879)
Other current assets	218,320	568,401
Other assets	(94,922)	(2,986)
Accounts payable	(2,096,017)	313,772
Accrued expenses	(433,670)	(85,291)
Accrued expenses - related parties	(2,722)	—
Accrued interest	(59,378)	155,323
Deferred revenue	(128,356)	(17,134)
Pension obligation	326,364	196,552

Total adjustments	7,760,875	2,780,529

Net cash used by operating activities	(2,974,918)	(2,068,401)

Cash flows from investing activities
Purchase of property and equipment	(135,964)	(354,661)
Restricted cash and cash equivalents	(95,215)	—
Payment on advances from related stockholders	(203,243)	(161,360)
Sale of property and equipment	58,526	—

Net cash used by investing activities	(375,896)	(516,021)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	4,856,000	2,500,000
Proceeds from issuance of common stock, net of issuance costs	6,203,080	—
Repayment of convertible notes payable	(6,777,996)	(20,934)
Debt issuance costs	(554,078)	(383,885)
Proceeds from (repayment of) bank line of credit	(165,625)	165,625
Proceeds from exercise of options and warrants	—	1,247

Net cash provided by financing activities	3,561,381	2,262,053
Effect of exchange rate changes on cash	152,589	149,533
Net increase (decrease) in cash	363,156	(172,836)

Cash at beginning of period	214,937	387,773

Cash at end of period	$578,093	$214,937

Supplemental disclosure of cash flow information:
Cash paid for interest	$651,955	$—
Summary of non-cash investing and financing activities:
Conversion of trade accounts payable to notes payable	$98,661	$—
Conversion of convertible notes and accrued interest to common stock	$632,001	$—
Conversion of preferred stock to common stock	$200	$350

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.

Consolidated Statements of Shareholders’ Equity

for the Years Ended December 31, 2003 and 2002

	Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Unearned Stock Based Compensation	Share- holder Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	304,400	$3,044	5,488,015	$53,631	(6,704)	$(63,688)	$40,196,952	$—	$(150,000)	$(36,652)	$(30,477,539)	$9,525,748

Preferred Stock conversion to common stock	(35,000)	(350)	7,663	77	—	—	273	—	—	—	—	—

Issuance of common stock pursuant to option and warrant exercise for cash	—	—	416	4	—	—	1,243	—	—	—	—	1,247

Warrants issued in conjunction with convertible debt	—	—	—	—	—	—	536,951	—	—	—	—	536,951

Beneficial conversion feature of convertible debt	—	—	—	—	—	—	536,951	—	—	—	—	536,951

Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	149,533	—	149,533
Net loss	—	—	—	—	—	—	—	—	—	—	(4,848,930)	(4,848,930)

Balance at December 31, 2002	269,400	2,694	5,496,094	53,712	(6,704)	(63,688)	41,272,370	—	(150,000)	112,881	(35,326,469)	5,901,500

Preferred Stock conversion to common stock	(20,000)	(200)	4,804	48	—	—	152	—	—	—	—	—

Issuance of common stock for cash, net of issuance costs	—	—	4,069,484	40,695	—	—	6,162,385	—	—	—	—	6,203,080

Conversion of convertible notes payable and accrued unpaid interest into common stock			334,392	3,344			632,001					635,345

Issuance of common stock for professional services			25,263	252			47,748					48,000

Warrants issued in conjunction with convertible debt and common stock	—	—	—	—	—	—	(990,530)	—	—	—	—	(990,530)

Beneficial conversion feature of convertible debt	—	—	—	—	—	—	3,088,417	—	—	—	—	3,088,417

Reacquisition value of beneficial conversion feature							(1,100,737)					(1,100,737)

Induced conversion expense of convertible debt							109,894					109,894

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	152,589	—	152,589
Net loss	—	—	—	—	—	—	—	—	—		(10,735,793)	(10,735,793)

Balance at December 31, 2003	249,400	$2,494	9,930,037	$98,051	(6,704)	$(63,688)	$49,221,700	$—	$(150,000)	$265,470	$(46,062,262)	$3,311,765

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.             DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (the “Company”), formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987. The Company utilizes digital imaging technology to provide stand alone, networked and web-based software solutions for secure credentials, biometrics, law enforcement and professional photography.

ImageWare’s law enforcement solutions which enable agencies to quickly capture, archive, search, retrieve, and share digital photographs and criminal history records on a stand alone, networked, wireless or web-based platform. ImageWare develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our C.R.I.M.E.S. system consists of eight software modules: Crime Capture System (consisting of the Capture Module and the Retrieval Module), which provides a criminal booking system and related database; Face ID, which uses biometric facial recognition to identify suspects; Suspect ID, which facilitates the creation of full-color, photo-realistic suspect composites; Crime Lab, which allows officers to enhance and edit digital images; and Vehicle ID, which helps officers identify motor vehicles stolen or involved in a crime. In addition, we offer Crime Web, which provides access to centrally stored records over the Internet in a connected or wireless fashion, Pocket CCS which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device, and central repository services which allows for inter-agency data sharing on a local, regional, and/or national level.  We recently added a new module to CCS which incorporates fingerprint livescan capabilities into CCS for real-time capture of single to ten prints and palm to further improve the booking, investigative and identification procedures.

ImageWare’s ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. Our sales in the digital identification market were developed through our acquisitions of ITC, Goddard and G & A (discussed below). Our products in this market consist of EpiSuite, EpiWeb, EpiWeb Enterprise, EpiBuilder (SDK), Identifier for Windows, ID Card Maker, Winbadge NT and Winbadge Aviation. These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have recently added the ability to incorporate multiple biometrics into the ID systems we offer with the addition of our new Omni Biometric Engine to our product line.

ImageWare’s Digital Photography (“PDI”) product line consists of a suite of software for the professional photography market. The software allows professional photographers to digitally capture images, manipulate them to create a custom package or layout, then store the images with an associated database. They can then print the digital images themselves or send them via the Internet or CD to a professional lab for processing. Our products include PC Pro, PC Event, PDI School Days+, PDI Studio, PDI Pro Lab and PDI Green Screen. Our customers use the software products in a wide variety of ways including retail studio environments, on-location event photography and “picture day” at schools and day care centers. Our software products are sold through a dealer network and directly to major accounts. The PDI group also operates an e-commerce service, Picturemore.com, used by professional photographers to allow their customers to order re-prints and various service items. Our sales in the digital photography market were developed as a result of our acquisition of Castleworks and E-Focus West in August, 2001.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has losses and negative cash flows from operations and negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Subsequent to year end, the Company has completed a private placement in which the Company raised gross proceeds of approximately $6.6 million.  The Company believes that its current cash balances will satisfy its projected working capital and capital requirements for at least the next twelve months.  See Note 16 for further details.

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

Fair Value of Financial Instruments:

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses and deferred revenues the carrying amounts approximate fair value due to their relatively short maturities.

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

Goodwill:

Goodwill arising from the acquisition of G & A Imaging and Castleworks and E-Focus was first attributed to developed technology, trademarks and tradenames, patents, agreements not-to-compete and customer relationship based upon their estimated fair value at the date of acquisition.  These intangible assets are being amortized over their estimated useful lives, which range from 3-15 years.  Goodwill acquired will be reviewed for impairment pursuant to SFAS No. 142.

The Company accounts for its intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.  In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with indefinite life are accounted for impairment under SFAS No. 142.  In accordance with SFAS No. 142, goodwill, or the excess of cost over fair value of net assets acquired, is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level.  A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level.  The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value.  The Company uses discounted cash flows to establish fair values.  When available and as appropriate, comparative market multiples to corroborate discounted cash flow results is used.  When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

The Company did not record any goodwill impairment charges for the years ended December 31, 2003 and 2002.

Intangible and Long-lived assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.   This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired.  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  At December 31, 2003 and 2002, there was no impairment of the Company’s intangible or long-lived assets.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $483,254 and $410,147 and at December 31, 2003 and 2002, respectively.

In 2003, there were no customers who accounted for more than 10% of the Company’s revenues.  In 2002, one customer accounted for 18% of the Company’s revenues.

As of December 31, 2003, there were no customers who accounted for more than 10% of total accounts receivable. At December 31, 2002, one customer accounted for 25% of total accounts receivable.

Stock-based compensation

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise at the initial grant date. The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25.  For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:  risk free interest rate ranging from 4.00% to 6.32%; dividend yield of 0% for each of the years 2003 and 2002; volatility factor of the expected market price of the Company’s common stock of 65% for 2003 and 2002; and an expected life of the options of 5 years for 2003 and 2002.  The volatility of the Company’s common stock underlying the options was not considered for options granted up to March 31, 2000 because the Company’s stock was not publicly traded.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2003 and 2002:

	2003	2002
NET LOSS:
As reported	$(10,735,793)	$(4,848,930)
Stock based compensation included in net loss	—	—
Stock based employee compensation under fair value based method	(527,374)	(918,555)
Pro forma net loss	$(11,263,168)	$(5,767,485)
Basic loss per common share:
As reported	$(1.81)	$(0.90)
Pro forma	(1.90)	(1.06)

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Singapore subsidiaries. The cumulative translation adjustment account, which is part of accumulated other comprehensive income, increased $153,000 for the twelve months ended December 31, 2003 and $150,000 for the twelve months ended 2002.

Comprehensive Income

Comprehensive income consists of net gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, the only item is the cumulative translation adjustment.

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

Earnings (loss) per share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (losses) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares, if dilutive, had been issued at the beginning of the year.  The dilutive effect of outstanding stock options is included in the calculation of diluted earnings (losses) per common share, if dilutive, using the treasury stock method. During the years ended December 31, 2003 and 2002, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at December 31, 2003	Number of Common Shares Convertible into at December 31, 2002

Convertible preferred stock	60,017	60,489
Stock options	912,895	745,068
Convertible notes payable	—	464,037
Warrants	5,772,229	2,865,227

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2003 and 2002:

	TWELVE MONTHS ENDED DECEMBER 31,
	2003	2002
Numerator
Net loss	$(10,735,793)	$(4,848,930)
Less Series B preferred dividends	(61,356)	(63,764)
Net loss available to common shareholders	$(10,797,149)	$(4,912,694)

Denominator
Weighted-average shares outstanding	5,953,801	5,483,973

Basic and diluted loss per share	$(1.81)	$(0.90)

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

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.

There are no intersegment transactions.

The table below summarizes information about reportable segments for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
Revenues:
Law Enforcement	$3,273,001	$4,247,645
Identification	11,783,672	13,088,453
Digital Photography	1,176,785	919,595
Total consolidated revenues	$16,233,458	$18,255,693
Operating profit (loss):
Law Enforcement	$(459,243)	$183,103
Identification	(3,170,974)	(3,205,486)
Digital Photography	(290,747)	(1,107,389)
Other unallocated amounts:
Interest expense (income)	6,960,140	652,392

Other expense (income)	(207,046)	(53,575)
Loss before taxes	$(10,674,058)	$(4,728,589)
Total Assets by Segment:
Law Enforcement	$528,175	$1,167,292
Identification	8,238,539	10,754,234
Digital Photography	1,502,936	1,712,032
Total assets for reportable segments	10,269,650	13,633,558
Corporate	546,684	884,688
Total consolidated assets	$10,816,334	$14,518,246

The Company has total assets in foreign locations as follows: $2,531,000 in Germany, $152,000 in Canada and $393,000 in Singapore. Revenues generated from the Company’s foreign locations were $6,973,000 and $7,398,000 for years ended December 31, 2003 and 2002, respectively.

New Accounting Pronouncements

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities.  FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, except for the provisions that were cleared by the FASB in prior pronouncements.  The adoption of this statement did not impact the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

In May 2003, the Emerging Issues Task Force (EITF) finalized  Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” During December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB)  104, “Revenue Recognition,” which incorporated  EITF 00-21.  This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  The adoption of EITF 00-21 and SAB 104 was not material to the Company’s results of operations or financial condition.

In December 2003, the FASB issued a revision to SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires additional disclosures about the assets, obligations, cash flows, and periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  Disclosure of additional information about foreign plans is not required until the Company’s next fiscal year.

Reclassifications

Certain reclassifications were made to prior years’ consolidated financial statements to conform to the current year presentation.

3.             Acquisitions and Goodwill

The following disclosure presents certain information about the Company’s acquired intangible assets as of December 31, 2003 and 2002.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2003
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(678,288)	$481,712
Trademarks and tradenames	14.5 years	630,000	(128,119)	501,881
Customer relationship	5 years	200,000	(109,998)	90,002
Non-compete Agreements	3 years	125,000	(101,670)	23,330
Patents	4 years	60,000	(36,250)	23,750
		$2,175,000	$(1,054,325)	$1,120,675
At December 31, 2002
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(438,180)	$721,820
Trademarks and tradenames	14.5 years	630,000	(80,623)	549,377
Customer relationship	5 years	200,000	(69,998)	130,002
Non-compete Agreements	3 years	125,000	(61,666)	63,334
Patents	4 years	60,000	(21,250)	38,750
		$2,175,000	$(671,717)	$1,503,283

As a result of adopting FAS 142 on January 1, 2002, “Acquired workforce” with a net book value of $525,000 was subsumed into goodwill.

Amortization expense for the twelve months ended December 31, 2003 was approximately $383,000.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2004	354,000
2005	253,000
2006	50,000
2007	40,000
2008	40,000

The balance of the Company’s goodwill was $5,297,627 at December 31, 2003 and 2002.

In June 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002 and in December 2002 and 2003, we completed our annual impairment tests.  These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date.  Our reporting units are Law Enforcement, Identification and Digital Photography.  Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during December 2002 and December 2003.  We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

4.             Restricted Cash

At December 31, 2003 and 2002, the Company had $155,000 and $60,000, respectively, of restricted cash and cash equivalents which serves as collateral for irrevocable standby letter of credits that provide financial assurance that the Company will fulfill its obligations under certain commitments discussed in Note 9. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in time certificates of deposits.  Income from these investments is paid to the Company.

5.             Inventory

Inventories at December 31, 2003 and 2002 were comprised of finished goods of $805,000 and $1,882,000 net of reserves of $316,000 and $171,000, respectively.  Inventories are stated at the lower of cost or market.  Market is determined based on net realizable value.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

6.             Property and Equipment

Property and equipment at December 31, 2003 and 2002 consists of:

	2003	2002

Equipment	$1,649,901	$2,141,722
Leasehold improvements	119,930	100,630
Furniture	219,685	281,490
	1,989,516	2,523,842
Less accumulated depreciation	(1,354,550)	(1,482,927)
	$634,966	$1,040,915

Total depreciation expense for the years ended December 31, 2003 and 2002 was $483,000 and $503,000, respectively.

7.             Notes Payable and Line of Credit

Notes payable consist of the following:

	2003	2002
Notes payable to bank and third parties:
Short-term note payable to third party to accrue interest at 10%. Note due upon demand	$100,000	$100,000
Short-term note payable to third party to accrue interest at 12.5%. Note due upon demand	—	500,000
Line of credit payable to bank to accrue interest at 8.4%	—	165,625
Short-term notes payable to certain vendors	81,976	20,116
Total notes payable to bank and third parties	181,976	785,741

Notes payable to related parties:
Short-term note payable to ITC shareholder. Such note accrues interest at 10% and is due upon demand	59,000	210,125
Short-term note payable to ITC shareholder. Such note accrues interest at 10% and includes monthly payments through December 31, 2002	—	8,244
Total notes payable to related parties	59,000	218,369

Convertible notes payable, net of discount:
Senior secured convertible promissory note to accrue interest at 12.5%. Face value of note $2,000,000. Discount on note at December 31, 2002 is $747,689. Note due May 22, 2004.	—	1,252,311
Total notes payable	$240,976	$2,256,421
Less current portion	(240,976)	(1,004,110)
Long-term notes payable	$—	$1,252,311

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

The issuance by the Company of $600,000 in convertible subordinated promissory notes in March 2003 (described below) triggered certain anti-dilution provisions contained in the Note.  This resulted in the conversion price of the Note being reduced to $1.90 per share.  Similar provisions also reduced the warrant exercise price to $4.65 per share.  These reductions resulted in the recognition of an additional beneficial conversion feature in the amount of $926,000 which was recorded as additional debt discount.  The Company accreted this additional beneficial conversion feature as interest expense through the date of extinguishment.

In September 2002, the Company issued a secured demand promissory note for $500,000 at an interest rate of 12.5% to the holder of the Note.  The note was due and payable upon demand given by the holder.  The Company repaid this note in full in June 2003.

In March 2003, the Company issued to certain accredited investors convertible subordinated promissory notes (“the Subordinated Notes”).  The Subordinated Notes had an aggregate principal amount of $600,000, bear an interest rate of 8.5% per annum, payable semi-annually in arrears, have a maturity date of April 15, 2005 and are convertible into shares of the Company’s common stock at a conversion price of $1.90 per share.

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

In November 2003, the holders of the Subordinated Notes converted the principal amount and accrued interest outstanding into 334,392 shares of the Company’s Common Stock.  To induce the holders of the Subordinated Notes to convert their debt, the Company issued the holders of the Subordinated Notes warrants to purchase 66,876 shares of the Company’s common stock at $2.58 per share.  The Company has recorded $110,000 as induced conversion expense based on the value of the warrants on the date of issuance.  The estimated value of the warrants of $110,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0% and volatility of 85%.

In June 2003, the Company issued two senior secured convertible promissory notes for an aggregate of $4,150,000 and a third senior secured convertible note for $106,000 (collectively “the New Notes”) in lieu of payment of financing fees.  The New Notes bear interest at 12.5% per annum and are due on May 22, 2005.  Under the terms of the New Notes, the holders retain the right, subject to certain exceptions, to convert all or any part of the principal and accrued interest outstanding under the New Notes into shares of our Common Stock at a conversion price equal to $2.11.  In conjunction with the issuance of the New Notes, the Company issued warrants to acquire 1,600,000 shares of the Company’s Common Stock at an exercise price of $2.11 per share.

In accordance with EITF 00-27, the Company first determined the fair value of the New Notes and the fair value of the detachable warrants issued in connection with these notes.  The estimated value of the warrants of $2,770,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 6 years, a risk free interest rate of 2.53%, a dividend yield of 0% and volatility of 82%. The face amount of the New Notes of $4,256,000 was proportionately allocated to the New Notes and the warrants in the amount of $2,218,000 and $2,038,000, respectively.  The amount allocated to the warrants of $2,038,000 was recorded as a discount on the New Notes and as additional paid-in capital.  The value of the New Notes was then allocated between the New Notes and the beneficial conversion feature, which amounted to $166,000 and $2,052,000, respectively. The amount allocated to the beneficial conversion feature of $2,052,000 was recorded as a discount on the New Notes and as additional paid-in capital.  The Company accreted the discounts on the New Notes as interest expense over the life of the notes.

The Company utilized a portion of the proceeds from the issuance of the New Notes to extinguish the $2,000,000 Senior Secured Convertible Note issued May 2002 and the $500,000 secured demand promissory note issued in September 2002.  The Company has recorded additional interest expense of $766,757 representing the unamortized debt discount at the date of the extinguishment.  The Company has also recorded additional interest expense of $225,000 representing unamortized deferred financing fees at the date of extinguishment.  The Company allocated $516,000 of the reacquisition price to the beneficial conversion feature based on the intrinsic value of the conversion feature on the date of extinguishment.

In November 2003, the Company repaid the principal amount of the New Notes plus accrued interest outstanding at the date of extinguishment.  The Company has recorded additional interest expense of $2,715,000 representing the unamortized debt discount at the date of the extinguishment.  The Company has also recorded additional interest expense of $429,000 representing unamortized deferred financing fees at the date of extinguishment.  The Company allocated $585,000 of the reacquisition price to the beneficial conversion feature based on the intrinsic value of the conversion feature on the date of extinguishment.

A foreign subsidiary of the Company had two lines of credit with commercial banks totaling $606,000.  As of December 31, 2002, the Company had utilized approximately $165,625 of this facility.  Borrowings under this facility bear interest at  8.4% per annum and are collateralized by the subsidiary’s accounts receivable.  During 2003, the Company repaid all outstanding borrowings under these credit facilities upon their termination.

On June 30, 2001, the Company converted accrued liabilities due to an employee into a promissory note in the amount of $269,605. The note bears interest at 10% per annum. Under the terms of the note, the Company is required to make monthly payments of $15,000 until the note is paid in full on January 14, 2003. At December 31, 2002, the balance of this note payable was $8,244.  During 2003, the Company repaid the remainder of this note in full.

On February 23, 2003, pursuant to a settlement agreement, the Company amended the $ 210,125 note due the ITC shareholder and converted approximately $44,000 in accrued liabilities into a new promissory note.  This new note bears interest at 7% per annum.  Under the terms of the note, the Company is required to make monthly payments of $15,000 until the note is paid in full on April 15, 2004.  At December 31, 2003, the balance of this note payable was $59,000.

In July 2003, the Company converted $99,000 in trade accounts payable into promissory notes.  The notes bear interest between 6.50% to 7.50% per annum, call for monthly payments between $1,000 to $2,000 until paid in full, with payments commencing August 1, 2003.

Future maturities of notes payable as of December 31, 2003 are $240,976 due at various dates in 2004 and $0 due thereafter.

8.             Warrant Liability

In conjunction with the Company’s issuance of the New Notes, the Company agreed to register with the Securities and Exchange Commission, the shares of common stock underlying the warrants issued as part of the New Notes.  In conjunction with the Company’s issuance of common stock in a private placement, the Company agreed to register with the Securities and Exchange Commission, the shares of common stock underlying the warrants issued as part of the private placement.  In accordance with the Financial Accounting Standards Board Emerging Issue Task Force 00-19, the Company has recorded as long-term liability for the allocated value of the warrants.  Accordingly, the Company is accounting for the liability under fair value accounting.  The following table sets forth the changes in fair value and the resulting interest income or expense of this liability as determined under fair value accounting:

	Warrant Liability in Conjunction with warrants issued with New Notes	Interest Expense (Income) from warrant revaluation of New Notes Warrants	Warrant Liability in Conjunction with warrants issued with Private Placement	Interest Expense (Income) from warrant revaluation of Private Placement Warrants

Warrant liability at date of inception	$2,037,000		$1,035,000

Change in fair value of warrant liability	$321,000	$321,000

Warrant liability at June 30, 2003	$2,358,000

Change in fair value of warrant liability	$(711,000)	$(711,000)

Warrant liability at September 30, 2003	$1,647,000

Change in fair value of warrant liability	$399,000	$399,000	$379,000	$379,000

Warrant liability at December 31, 2003	$2,046,000	$9,000	$1,414,000	$379,000

The estimated warrant liability and subsequent valuations were determined using the Black-Scholes option pricing model and the following assumptions: term of 5-6 years, a risk free interest rate of 2.53%, a dividend yield of 0% and volatility of 82% - 85%.

8.             Income Taxes

The significant components of the income tax provision (benefit) are as follows:

	December 31,
	2003	2002
Current
Federal	$—	$—
State	—	—
Foreign	—	—

Deferred
Federal	—	—
State	—	—
Foreign	61,735	120,341

	$61,735	$120,341

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2003 and 2002 are as follows:

	2003	2002

Net operating loss carryforwards	$8,586,589	$6,961,249
Research and development credits	607,614	561,033
Intangible Assets	534,656	209,937
Reserves and accrued expenses	248,875	281,310
Other	(48,550)	(20,000)
	9,929,184	7,993,529
Less valuation allowance	(9,929,184)	(7,929,042)

Net deferred tax assets	$—	$64,487

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2003	2002

Amounts computed at statutory rates	$(3,649,626)	$1,548,005)
State income tax, net of federal benefit	(201,348)	(270,445)
Foreign tax	61,735	120,341
Non-deductible interest	1,823,746	—
Other	(13,930)	40,053
Net change in valuation allowance	2,039,910	1,778,397

	$60,487	$120,341

The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset.  Management periodically evaluates the recoverability of the deferred tax asset.  At such time as it is determined that is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2003 and 2002, the Company had federal net operating loss carryforwards of approximately $23,104,000 and $18,534,000, respectively, state net operating loss carryforwards of approximately $10,022,000 and $12,534,000, respectively, which may be available to offset future taxable income for tax purposes.  The federal net operating loss carryforwards expire at various dates from 2004 through 2023.  The state net operating loss carryforwards expire at various dates from 2004 through 2008.  In addition, the Company had foreign operating losses carryforwards of approximately $659,000 at December 31, 2003.

The Company also had federal research credit carryforwards of approximately $396,000 and $361,000 and state research credit carryforwards of approximately $212,000 and $200,000 for tax purposes at December 31, 2003 and 2002, respectively.  The federal carryforwards will begin to expiring, if unused, in 2008.

The Internal Revenue Code (the “Code”) limits the availability of net operating losses and certain tax credits that arose prior to certain cumulative changes  in a corporations’s ownership resulting in a change of control of the Company.  The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company underwent “ownership changes” in 1991, 1995, 2000 and 2003.  The effect of the existing limitation has been reflected in the above summary of the deferred tax assets.

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

Letter of Credit

As collateral for performance on various software installation and implementation contracts, the Company is contingently liable under two irrevocable standby letters of credits in an aggregate amount of approximately $155,000. The letters of credit expire in an amount of $49,000 on April 19, 2004.  The second letter of credit in the amount of $106,000 expires December 26, 2008.  As a condition, the bank requires the Company to invest an equal amount in the form of certificate of deposit.  As of December 31, 2003, there were no drawings against the outstanding balance.

Litigation

The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Leases

The Company currently leases office and research and development space under operating leases which expire at various dates through December 2006.

At December 31, 2003, future minimum lease payments are as follows:

2004	$780,000
2005	$774,000
2006	$830,000
2007	$—
2008	$—
$2,384,000

The Company is committed to a three year lease for office space housing its Digital Photography operations in Costa Mesa, California which is for 4,275 square feet.  During 2002, the Company consolidated these operations into its corporate headquarters in San Diego, California and vacated the premises.  The Company does not intend to occupy this space and is actively seeking a tenant to sub-lease this space.  During 2002, the Company recorded an estimated loss on its lease commitment totaling $132,416, which is included in current accrued liabilities on the balance sheet. In determining this estimated loss for its lease commitment, the Company has been required to make various assumptions, including occupancy dates for new tenants, sub-lease rental rates, tenant improvement allowances, abandoned leasehold improvements and commission payments, that involve estimates and judgments.  In formulating its assumptions, the Company took into account current and projected real estate market conditions.  If the Company’s estimates and related assumptions change in the future, the Company may be required to revise this estimated loss on its lease commitment.  If any revisions to its estimated loss are necessary, then an additional loss or a benefit will be recorded.

During 2003, the Company secured a tenant to sublease this space.  As a result of subletting this property, the Company recorded an additional $38,000 loss on its lease commitment.

Rental expense under operating leases for the years ended December 31, 2003 and 2002 was approximately $828,000 and $1,006,000 respectively.

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

Series B Convertible, Redeemable Preferred Stock

In April 1995, the Company’s Articles of Incorporation were amended to authorize 750,000 shares of Series B Convertible Redeemable Preferred Stock (“Series B”). Each 5.275 shares of Series B are convertible into one share of the Company’s common stock. As of December 31, 2003, the Company had 249,400 shares of Series B outstanding.

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

As of December 31, 2002, the Company had 269,400 shares of Series B outstanding. During 2003, 20,000 shares of Series B preferred stock were converted into 4,804 shares of common stock. At December 31, 2003 and 2002, the Company had cumulative undeclared dividends of approximately $174,000 and $146,000, respectively.

Common Stock

On November 24, 2003, the Company completed a private placement of securities, which involved the sale of units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock.  Each unit was priced at $1.72.  The warrants have a five-year term and an exercise price of $2.58 per share.  As a result of these transactions, the company issued an aggregate of approximately 4,070,000 new shares of common stock and warrants to purchase up to approximately 814,000 shares of common stock.  In connection with this transaction, the Company also issued to certain placement agents warrants to purchase an additional approximately 407,000 shares of common stock.  The Company raised approximately $7.0 million for the private placement, approximately $4.5 million of which was used to retire the Company’s outstanding 12.5% convertible secured debt.

Warrants

As of December 31, 2003, warrants to purchase 5,772,229 shares of common stock at prices ranging from $2.11 to $16.46 were outstanding. All warrants are exercisable as of December 31, 2003 and expire at various dates through June 2009.

The following table summarizes warrant activity since 2001:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2001	2,823,943	$11.28
Granted	200,282	$3.55
Expired / Canceled	(108,717)	$7.91
Exercised	—	$—
Balance at December 31, 2002	2,915,508	$10.87
Granted	2,887,721	$2.32
Expired / Canceled	(31,000)	$6.25
Exercised	—	$—
Balance at December 31, 2003	5,772,229	$6.62

The following table summarized information about warrants outstanding and exercisable at December 31, 2003:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$2.1100	1,600,000	5.45	$2.1100

$2.5800	1,287,721	4.90	$2.5800

$3.5500	200,282	3.39	$3.5500

$6.0000	125,000	0.86	$6.0000

$7.9125	23,065	0.29	$7.9125

$9.6000	181,339	1.25	$9.6000

$10.8600	176,273	1.83	$10.8600

$12.000	2,162,389	1.26	$12.0000

$15.000 — $16.4600	16,161	1.42	$15.5566

	5,772,229

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

Due to a significant decline in the estimated fair value of the Company’s common stock, in February 1999, the exercise price of previously granted stock options was repriced to $5.28 per share, which was based upon the fair value of the Company’s common stock as of that date, as determined by the Company’s Board of Directors. The Company was required to record compensation expense equal to the difference between the estimated fair value of the common stock and the exercise price of the repriced options. For the years ended December 31, 2003 and 2002, the Company recorded no compensation expense as the exercise price was equal or above the estimated fair value.

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

Stock Option Plans

As of December 31, 2003

	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
1994 Plan	112,038	37,915
Nonqualified Plan	18,957	-0-
1999 Plan	312,000	37,060
2001 Plan	897,011	102,257
Total	1,340,006	177,232

The following table summarizes employee stock option activity since December 31, 2001:

	Options	Weighted- Average Exercise Price

Balance at December 31, 2001	1,310,417	$4.56
Granted	255,508	$3.75
Expired/canceled	(167,831)	$3.02
Exercised	(416)	$3.00

Balance at December 31, 2002	1,397,678	$4.59
Granted	203,750	$2.52
Expired/canceled	(261,422)	$3.77
Exercised	(0)	$0

Balance at December 31, 2003	1,340,006	$4.44

At December 31, 2003, a total of 912,895 options were exercisable at a weighted average price of $5.03 per share. At December 31, 2002, a total of 745,068 options were exercisable at a weighted average price of $5.22 per share.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 1.97 - 2.15	178,750	9.02	$2.02	37,016	$2.03
$ 2.65 - 4.90	509,700	8.20	$3.01	301,175	$3.05
$ 5.28	112,038	0.10	$5.28	112,038	$5.28
$ 5.29 - 6.51	455,561	7.06	$6.10	378,709	$6.15
$ 8.00 -11.00	83,957	4.78	$8.09	83,957	$8.09

Total	1,340,006			912,895

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2003 and 2002 was $1.61 and $2.59, respectively.

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. The Company did not make contributions to the plan for the 2002 plan year. The company has accrued a contribution of $50,000 for the 2003 plan year.

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

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plan; amounts recognized in the Company’s consolidated financial statements; and the assumptions used in determining the actuarial present value of the benefit obligations as of December 31:

	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$883,483	$588,573
Service cost	72,200	115,186
Interest cost	78,795	59,047
Actuarial gain (loss)	(66,520)	(4,323)
Effect of exchange rate changes	150,277	125,000
Effect of curtailment	(410,130)
Benefits paid	—	—
Benefit obligation at end of year	708,105	883,483

Change in plan assets
Fair value of plan assets at beginning of year	235,211	163,784
Actual return of plan assets	(29,357)	(11,104)
Company contributions	98,740	82,531
Benefits paid	—	—
Fair value of plan assets at end of year	304,594	235,211

Unfunded status	(406,121)	(648,272)
Unrecognized actuarial loss (gain)	(326,364)	242,151
Unrecognized prior service (benefit) cost	—	—
Unrecognized transition (asset) liability	—	—
Prepaid (accrued) benefit cost	$(732,485)	$(406,121)

Weighted-average assumptions as of December 31:
Discount rate	5.5%	6.0%
Expected return on plan assets	6.0%	7.0%
Rate of compensation increase	2.5%	2.5%

Components of net periodic benefit cost are as follows:
Service cost	72,200	115,186
Interest cost on projected benefit obligations	78,795	59,047
Expected return on plan assets	(24,006)	(13,837)
Amortization of prior service costs	—	—
Amortization of actuarial loss	—	5,845
Net periodic benefit costs	126,989	166,241

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

In May 2003, the Company entered into an agreement to sublet this office space.  Under the terms of the sublease, the Company will receive rents of $144,000 over the term of the sublease.

The following table summarizes charges recorded and changes in the exit activities reserve during 2003:

Accrued for exit activities at December 31, 2002	$138,000

Reductions to exit activity reserve:
Payments:
Severance	(6,000)
Lease Obligation, net of Sublease income	(97,000)

Addtions to exit activity reserve:
Additions to reserve based on sublease finalization	38,000

Accrued for exit activities at December 31, 2003	$73,000

15.          Related Party Transactions

RDL Holdings LTD (“RDL”) is considered to be an affiliated entity because a major shareholder of this entity is also a major shareholder of the Company.

ITC entered into a five-year operating lease for its office and research and development facilities from RDL. The Company recorded rent expense of $0 for the years ended December 31, 2003 and 2002. At December 31, 2003,  $76,000 in accrued rent remained unpaid.

Prior to the consummation of the ITC merger, certain ITC shareholders advanced funds to ITC on a regular basis for general corporate and working capital purposes. Amounts owed to the shareholders for these advances at December 31, 2002 and 2001 were $208,000 and $208,000, respectively.  On February 23, 2003, pursuant to a settlement agreement, the Company amended the amount due the ITC shareholder and converted an additional approximately $44,000 in accrued liabilities incurred for management services into a new promissory note.  This new note bears interest at 7% per annum.  Under the terms of the note, the Company is required to make monthly payments of $15,000 until the note is paid in full on April 15, 2004.  At December 31, 2003, the balance of this note payable was $59,000.

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

16.          Subsequent Event

On January 29, 2004, the Company completed a private placement, which involved the sale of units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock.  Each unit was priced at $3.65.  The warrants, which are first exercisable six-months after the closing date, have a five-year term and an exercise price of $5.48 per share.  As a result of this transaction, the Company issued an aggregate of approximately 1,818,000 new shares of common stock and warrants to purchase up to approximately 364,000 shares of common stock.  In connection with this transaction, the Company also issued to certain placement agents warrants to purchase an additional 199,000 shares of common stock.  The Company raised approximately $6.6 million from the private placement, and expects to use the net proceeds for working capital.