Form 10QSB
period 2004-03-31
IMAGEWARE SYSTEMS INC
filed 2004-05-17
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2004, the number of outstanding shares of the Registrant’s common stock, par value $.01, was 11,832,668.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

(IN THOUSANDS)

(UNAUDITED)

March 31, 2004

Current Assets:
Cash	$4,748
Restricted cash and cash equivalents	155
Accounts receivable, net	1,515
Inventory	561
Other current assets	663
Total Current Assets	7,642

Property and equipment, net	570
Other assets	564
Intangible assets, net of accumulated amortization	1,025
Goodwill	5,298
Total Assets	$15,099

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$712
Deferred revenue	869
Accrued expenses	1,197
Accrued interest	47
Notes & advances payable to third parties	166
Notes payable to related parties	14
Total Current Liabilities	3,005

Warrant liability	5,406
Pension obligation	752
Total Liabilities	9,163

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 shares outstanding at March 31, 2004, liquidation preference $623,500 at March 31, 2004	2
Common stock, $.01 par value, 50,000,000 shares authorized, 11,806,552 shares issued and 11,799,848 shares outstanding at March 31, 2004	117
Additional paid in capital	54,380
Treasury stock, at cost - 6,704 shares	(64)
Shareholder note receivable	(150)
Accumulated other comprehensive income	177
Accumulated deficit	(48,526)
Total shareholders’ equity	5,936

Total Liabilities and Shareholders’ Equity	$15,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED March 31,
	2004	2003

Revenues:
Product	$1,880	$2,634
Maintenance	484	798
	2,364	3,432

Cost of revenues:
Product	502	1,238
Maintenance	248	355
Gross profit	1,614	1,839

Operating expenses:
General & administrative	1,142	1,442
Sales and marketing	682	1,089
Research & development	633	494
Depreciation and amortization	191	235
	2,648	3,260

Loss from operations	(1,034)	(1,421)

Interest (income) expense, net	1,291	361

Other (income) expense, net	(20)	(81)

Loss before income taxes	(2,305)	(1,701)

Income tax expense (benefit)	—	—

Net loss	$(2,305)	$(1,701)

Basic and diluted (loss) per common share - see note 2	$(0.21)	$(0.31)
Weighted-average shares (basic and diluted)	11,210,019	5,481,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities
Net loss	$(2,305)	$(1,701)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	191	238
Non cash interest	865	223
Change in assets and liabilities
Accounts receivable, net	(64)	1,444
Inventory	243	(21)
Other current assets	(459)	(17)
Intangible and other assets	7	(23)
Accounts payable	(341)	(527)
Accrued expenses	130	(16)
Accrued interest	(56)	130
Deferred revenue	22	(9)
Pension obligation	18	20
Total adjustments	556	1,442
Net cash used by operating activities	(1,749)	(259)

Cash flows from investing activities
Purchase of property and equipment	(30)	(76)
Payment on advances from related stockholders	(45)	(8)
Net cash used by investing activities	(75)	(84)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	600
Repayment of notes payable	(16)	—
Debt issuance costs	—	(218)
Proceeds from issuance of common stock, net of issuance costs	6,083	—
Proceeds from exercised stock options	174	—
Dividends paid	(159)
Proceeds from bank line of credit	—	142

Net cash provided (used) by financing activities	6,082	524
Effect of exchange rate changes on cash	(88)	32
Net increase (decrease) in cash	4,170	213

Cash at beginning of period	578	215

Cash at end of period	$4,748	$428

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

Net loss	$(2,305)	$(1,701)
Other comprehensive income (loss):
Foreign currency translation adjustment	(88)	32
Comprehensive loss	$(2,393)	$(1,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (“we,” “our” or the “Company”), formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987. The Company utilizes digital imaging technology to provide stand alone, networked and web-based software solutions for secure credentials, biometrics, law enforcement and professional photography.

ImageWare’s law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital photographs and criminal history records on a stand alone, networked, wireless or web-based platform. ImageWare develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our C.R.I.M.E.S. system consists of eight software modules: Crime Capture System (consisting of the Capture Module and the Retrieval Module), which provides a criminal booking system and related database; Face ID, which uses biometric facial recognition to identify suspects; Suspect ID, which facilitates the creation of full-color, photo-realistic suspect composites; Crime Lab, which allows officers to enhance and edit digital images; and Vehicle ID, which helps officers identify motor vehicles stolen or involved in a crime. In addition, we offer Crime Web, which provides access to centrally stored records over the Internet in a connected or wireless fashion, Pocket CCS which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device, and central repository services which allows for inter-agency data sharing on a local, regional, and/or national level.  We recently added a new module to CCS which incorporates fingerprint livescan capabilities into CCS for real-time capture of single to ten prints and palm to further improve the booking, investigative and identification procedures.

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

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company has losses and negative cash flows from operations.  The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on March 30, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2004, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Stock-Based Compensation

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise price at the initial grant date.  The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards. (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the three months ended March 31, 2004 and 2003:

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Net Loss:
As reported	$(2,305)	$(1,701)
Current period expense calculated under APB 25	—	—
Stock based employee compensation under fair value based method	(82)	(146)
Pro forma net loss	$(2,387)	$(1,847)

Basic loss per common share:
As reported	$(0.21)	$(0.31)
Pro forma	$(0.21)	$(0.34)

On March 30, 2004, the Company entered into a stock exchange agreement with certain employees whereby the employees would receive 255,792 shares of restricted stock in exchange for 426,321 options previously granted under various stock option plans.  Under the terms of the agreement, the employees will receive three shares of restricted stock for each five options exchanged.  The restricted stock will vest over three years on a quarterly basis and will fully vest upon either a change in control, the sale of the Company, or termination of employment unless such termination is for cause.

In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock in an amount of approximately $82,000 per quarter.  Such compensation expense was $0 for the three months ended March 31, 2004 due to the commencement of the vesting period on March 30, 2004.

The differential between the number of shares underlying the options exchanged of 426,321 and the number of restricted shares issued of 255,792 are subject to variable accounting treatment under the provisions of FIN 44 should any option grants be awarded to the participants of this stock exchange agreement for a six month period beginning March 30, 2004.

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the  period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options, convertible notes payable and warrants, calculated using the treasury stock method. During the periods ended March 31, 2004 and 2003, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at March 31, 2004	Number of Common Shares Convertible into at March 31, 2003

Convertible preferred stock	61,033	61,574
Stock options	870,424	778,989
Convertible notes payable	—	1,368,421
Warrants	6,334,997	2,865,227

The following table sets forth the computation of basic and diluted loss per share for the three month periods ended March 31, 2004 and 2003 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Numerator
Net loss	$(2,305)	$(1,701)
Less Series B preferred dividends	(15)	(15)
Net loss available to common shareholders	$(2,320)	$(1,716)

Denominator
Weighted-average shares outstanding	11,210,019	5,481,311

Basic and diluted loss per share	$(0.21)	$(0.31)

NOTE 3.  SEGMENT INFORMATION

The Company is comprised of three reportable segments: Law Enforcement, Identification and Digital Photography. The Law Enforcement segment develops, sells and supports a suite of modular software products and designs systems used by law enforcement and public safety agencies to manage criminal history records and investigate crime. The Identification segment develops, sells and supports software and designs systems which utilize digital imaging in the production of photo identification cards, documents and identification badging systems. The Digital Photography segment develops digital imaging software for photographic purposes.

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.

There are no significant intersegment transactions.

The table below summarizes information about reportable segments for the three months ended March 31, 2004 and 2003:

	THREE MONTHS ENDED March 31,
	2004	2003
	(in thousands)
Net Revenue:
Law Enforcement	$1,213	$791
Identification	996	2,380
Digital Photography	155	261
Total consolidated net sales	$2,364	$3,432

Operating profit (loss):
Law Enforcement	$162	$(180)
Identification	(969)	(1,099)
Digital Photography	(227)	(142)

Other unallocated amounts:
Interest expense (income)	1,291	361
Other expense (income)	(20)	(81)

Income (loss) before taxes	$(2,305)	$(1,701)

March 31, 2004
(in thousands)
Total Assets by Segment:

Law Enforcement	$305
Identification	8,366
Digital Photography	1,531
Total assets for reportable segments	10,202
Corporate	4,897
Total consolidated assets	$15,099

NOTE 4.  WARRANT LIABILITY

In conjunction with the Company’s issuance of secured convertible promissory notes in June 2003 (the “Notes”), the Company agreed to register with the Securities and Exchange Commission the shares of common stock underlying the warrants issued in connection with the Notes.  In conjunction with the Company’s issuance of common stock in separate private placement transactions in November 2003 and January 2004, the Company agreed to register with the Securities and Exchange Commission the shares of common stock underlying the warrants issued as part of the private placement transactions.  In accordance with the Financial Accounting Standards Board Emerging Issue Task Force 00-19, the Company has recorded a long-term liability for the allocated value of the warrants.  Accordingly, the Company is accounting for the liability under fair value accounting.  The following table sets forth the changes in fair value and the resulting interest income or expense of this liability as determined under fair value accounting:

	Warrant Liability in Conjunction with warrants issued with Notes	Interest Expense (Income) from revaluation of Warrants issued with Notes	Warrant Liability in Conjunction with warrants issued with November 2003 Private Placement	Interest Expense (Income) from revaluation of Warrants issued with November 2003 Private Placement	Warrant Liability in Conjunction with warrants issued with January 2004 Private Placement	Interest Expense (Income) from revaluation of Warrants issued with January 2004 Private Placement	Total

(INTHOUSANDS)

Warrant liability at December 31, 2003	$2,046		$1,414		$—		$3,460

Warrant liability at date of inception of
warrants issued in January 2004 private
placement of securities					$1,080		$1,080

Change in fair value of warrant liability	$669	$669	$309	$309	$(113)	$(113)	$865

Warrant liability at March 31, 2004	$2,715		$1,723		$967		$5,405

Interest Expense (Income) from revaluation of warrant liability for three months ended March 31, 2004.		$669		$309		$(113)	$865

NOTE 5. COMMON STOCK

On January 29, 2004, the Company completed a private placement, which involved the sale of units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock.  Each unit was priced at $3.65.  The warrants, which are first exercisable six-months after the closing date, have a five-year term and an exercise price of $5.48 per share.  As a result of this transaction, the Company issued an aggregate of approximately 1,818,000 new shares of common stock and warrants to purchase up to approximately 364,000 shares of common stock.  In connection with this transaction, the Company also issued to certain placement agents warrants to purchase an additional 199,000 shares of common stock.  The Company raised approximately $6.6 million from the private placement.

NOTE 6. SUBSEQUENT EVENTS

During April 2004, the Company issued 3,750 shares of common stock pursuant to stock option exercises and issued 29,070 shares of common stock pursuant to warrant exercises.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

Net Product Revenues	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2004	2003	$	Change	% Change

Product revenues:
Law Enforcement	$781	$204		$577	283%
Percentage of total net product revenue	42%	8%
Identification	$945	$2,169		$(1,224)	-56%
Percentage of total net product revenue	50%	82%
Digital Photography	$154	$261		$(107)	-41%
Percentage of total net product revenue	8%	10%
Total net product revenues	$1,880	$2,634		$(754)	-29%

Product revenues decreased 29% from $2,634,000 for the three months ended March 31, 2003 to $1,880,000 for the corresponding period in 2004. Revenues related to law enforcement systems and software increased $577,000 for the three months ended March 31, 2004 as compared to the corresponding period in 2003.  This increase is due primarily to revenues from our implementation of a browser-based, investigative law enforcement system for the New South Wales Police Department.  We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will continue to increase the overall demand for the Company’s law enforcement products, however, we cannot predict the timing of the shift in demand.

Identification product revenues decreased 56% from $2,169,000 for the three months ended March 31, 2003 to $944,000 for the corresponding period in 2004.  Domestically, Identification revenues decreased approximately $506,000.  This decrease in revenue is reflective of a decrease in project-oriented work and a decrease in boxed software sold through distribution channels.  In mid 2003, we established a master distributor to handle our domestic sales of our EPI line of boxed software.  The master distributor model has not produced the results we anticipated and we have terminated that arrangement effective June of this year and will implement a plan to re-establish direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $718,000.   This decrease is reflective of procurement problems relating to our primary identification card printer and related print media consumables, which caused significant delays in our ability to ship identification printers and related media.  We have addressed these procurement issues with the supplier of these products and have begun to receive shipments.  We do not anticipate any such interruptions in the future.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s identification products, however, we cannot predict the timing of the shift in demand.

Digital Photography product revenues decreased 41% from $261,000 for the three months ended March 31, 2003 to $154,000 for the corresponding period in 2004.  This decrease is due to a decrease in custom contract programming during the first quarter of 2004.

Our backlog of product orders as of March 31, 2004 was approximately $888,000.

Maintenance Revenues	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2004	2003	$	Change	% Change

Maintenance revenues:
Law Enforcement	$432	$587		$(155)	-26%
Percentage of total net maintenance revenue	74%	74%
Identification	$52	$211		$(159)	-75%
Percentage of total net maintenance revenue	26%	26%
Digital Photography	$—	$—		$—	N/A
Percentage of total net maintenance revenue	0%	0%
Total net maintenance revenues	$484	$798		$(314)	-39%

Maintenance revenues decreased 39% from $798,000 for the three months ended March 31, 2003 to $484,000 for the corresponding period in 2004. Law enforcement maintenance revenues decreased 26% or $155,000 for the three months ended March 31, 2004 from $587,000 for the three months ended March 31, 2003 to $432,000 for the corresponding period in 2004. This decrease is due primarily to the expiration of the New York City Police Department service and maintenance contract during the third quarter of 2003.

Identification maintenance revenues decreased 75% or $159,000 for the three months ended March 31, 2004 from $211,000 for the three months ended March 31, 2004 to $52,000 for the corresponding period in 2003. This decrease is due primarily to the shift in our strategy in late 2003 to outsource international service and maintenance for hardware.  This shift has enabled the Company to reduce costs and focus its resources on expanding our international sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

Cost of Product Revenues:	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2004	2003	$	Change	% Change

Cost of Product Revenues:
Law Enforcement	$183	$165		$18	11%
Percentage of Law Enforcement product revenue	23%	81%
Identification	$303	$1,057		$(754)	-71%
Percentage of Identification product revenue	32%	49%
Digital Photography	$16	$16		$0	0%
Percentage of Digital Photography product revenue	10%	6%
Total net product revenues	$502	$1,238		$(736)	-59%
Percentage of total product revenues	27%	47%

Cost of product revenues as a percentage of product revenues decreased from 47% for the three month period ended March 31, 2003 to 27% of product revenues for the corresponding period in 2004. This decrease is due primarily to product mix with a greater percentage of product revenues being from software. Cost of product revenues for our Law Enforcement segment increased 11%, or $18,000 from $165,000 or 81% of Law Enforcement product revenues for the three months ended March 31, 2003 to $183,000, or 23% of product revenues for the corresponding period in 2004.  This decrease, as a percentage of product revenues is due primarily to the larger revenue base to absorb fixed product costs and product mix with a higher percentage of software sales.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment decreased 71% or $754,000 from $1,057,000 or 49% of Identification product revenues for the three months ended March 31, 2003 to $303,000 or 32% of Identification product revenues for the corresponding period in 2004.  The decrease is reflective of lower identification revenues both domestically and internationally.

	THREE MONTHS ENDED MARCH 31,
Maintenance cost of revenues	2004	2003	$	Change	% Change

Maintenance cost of revenues:
Law Enforcement	$196	$223		$(27)	-12%
Percentage of Law Enforcement maintenance revenue	45%	38%
Identification	$52	$132		$(80)	-60%
Percentage of Identification maintenance revenue	101%	63%
Digital Photography	$—	$—		$—	N/A
Percentage of Digital Photography maintenance revenue	%	%
Total net maintenance revenues	$248	$355		$(107)	-30%
Percentage of total maintenance revenues	51%	44%

Costs of maintenance revenues decreased 30% from $355,000, or 44% of maintenance revenues, for the three months ended March 31, 2003 to $248,000, or 51% of maintenance revenues, for the corresponding period in 2004. Cost of maintenance revenues in Law Enforcement decreased 12%, from $223,000 or 38% of maintenance revenues for the three months ended March 31, 2003 to $196,000 or 45% of maintenance revenues for the corresponding period in 2003. This dollar decrease in costs of maintenance revenues is reflective of reduced costs due to the expiration of the New York City Police Department service and maintenance contract in the third quarter of 2003 offset by costs necessary to service our expanding installed base. Identification maintenance cost of revenues decreased $80,000 largely due to the shift in strategy to outsource hardware service and maintenance in late 2003.

	THREE MONTHS ENDED MARCH 31,
Product gross profit (dollars in thousands)	2004	2003	$	Change	% Change

Product gross profit
Law Enforcement	$598	$39		$559	1434%
Percentage of Law Enforcement product revenue	77%	19%
Identification	$641	$1,112		$(471)	-42%
Percentage of Identification product revenue	68%	51%
Digital Photography	$139	$246		$(107)	-44%
Percentage of Digital Photography product revenue	90%	94%
Total net product revenues	$1,378	$1,397		$(19)	-1%
Percentage of total product revenues	73%	53%

Total product gross margin as a percentage of product revenues increased from 53% for the three month period ended March  31, 2003 to 73% of product revenues for the corresponding period in 2004. The overall increase is primarily due to a higher percentage of total revenues coming from the sales of software.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue increased from 19% for the three months ended March 31, 2003 to 77% for the corresponding period of 2004. This increase is due primarily to our product mix containing higher percentages of software than the comparable period in 2003, as well as a higher revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased from 51% for the three months ended March 31, 2003 to 68% of Identification product revenues for the corresponding period in 2004.  This increase is due primarily to our product mix containing higher percentages of software than the comparable period in 2003.  The shift in product mix is a result of lower sales in the period of hardware and consumables due to procurement problems experienced during the first quarter of 2004.

Gross margins for the Digital Photography product segment decreased 44% or $107,000, from $246,000 or 94% of Digital Photography product revenues for the three months ended March 31, 2003 to $139,000, or 90% of Digital Photography revenues for the corresponding period in 2004. This decrease of $107,000 is reflective of our lower custom contract programming in the three months ended March 31, 2004 as compared to the corresponding period in 2003.

Maintenance gross profit	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2004	2003	$	Change	% Change

Maintenance gross profit
Law Enforcement	$236	$364		$(128)	-35%
Percentage of Law Enforcement maintenance revenue	55%	62%
Identification	$(1)	$79		$(80)	-101%
Percentage of Identification maintenance revenue	-1%	37%
Digital Photography	$—	$—		$—	N/A
Percentage of Digital Photography maintenance revenue	N/A	N/A
Total net maintenance revenues	$235	$443		$(208)	-47%
Percentage of total maintenance revenues	49%	56%

Gross margins related to maintenance revenues decreased $208,000 from $443,000, or 56% of maintenance revenues for the three months ended March 31, 2003 to $235,000, or 49% of maintenance revenues for the corresponding period in 2004. This percentage decrease is due primarily to lower maintenance revenues to absorb fixed maintenance costs.

Operating expenses	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2004	2003	$	Change	% Change

General & administrative	$1,142	$1,442		$(300)	-21%
Percentage of total net revenue	48%	42%
Sales and marketing	$682	$1,089		$(407)	-37%
Percentage of total net revenue	29%	32%
Research & development	$633	$494		$139	28%
Percentage of total net revenue	27%	14%
Depreciation and amortization	$191	$235		$(44)	-19%
Percentage of total net revenue	8%	7%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 21%, or $300,000 from $1,442,000 for the three months ended March 31, 2003 to $1,142,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 42% for the three months ended March 31, 2003 to 48% for the corresponding period in 2004.  This percentage increase is reflective of lower total net revenues during the three months ended March 31, 2004 as compared to the corresponding period in 2003.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 37%, or $407,000 from $1,089,000 for the three months ended March 31, 2003 to $682,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, decreased from 32% for the three months ended March 31, 2003 to 29% for the corresponding period in 2004.  The dollar decrease of $407,000 is due primarily to reduced headcount and lower sales commissions.  The headcount reduction reflects the consolidation in 2003 of our product lines and sales force under the direction of our San Diego office.  We anticipate that expenses for sales and marketing will increase through 2004 as we add personnel and resources for large project solution sales.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 28% or $139,000 from $494,000  for the three months ended March 31, 2003 to $633,000 for the corresponding period in 2004 due primarily to the accelerated development of our new OMNI Biometric product and the web enablement of our CCS product line utilizing contract programming services in conjunction with internal research and development resources.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased $44,000 from $235,000 for the three months ended March 31, 2003 to $191,000 for the corresponding period in 2004. This decrease is due primarily to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST (INCOME) EXPENSE, NET.  For the three months ended March 31, 2004, we recognized interest income of $2,000 and interest expense of $1,293,000. For the three months ended March 31, 2003, we recognized interest income of $1,000 and interest expense of $362,000.  Interest expense for the three months ended March 31, 2004 contains approximately $965,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  Interest expense for the three months ended March 31, 2004 also contains $424,000 in liquidated damages, which were classified as interest expense.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for the November 2003 and January 2004 private placements.  Interest expense for the three months ended March 31, 2003 includes approximately of $269,000 of debt discount and deferred financing fee amortization classified as interest expense.  The following table sets forth the major components of net interest expense for the three months ended March 31, 2004 and 2003:

	THREE MONTHS ENDED MARCH 31,
Components of net interest expense (income):	2004	2003
(dollars in thousands)

Senior secured convertible promissory note issued May 22, 2002, interest rate 12.5% due
May 22, 2004; Principal amount $2,000,000
Coupon interest rate expense	$—	$62
Amortization to interest expense of note discount related to fair value of warrants		67
Amortization to interest expense of note discount related to beneficial conversion feature		152
Interest expense from amortization of deferred financing fees		48

Secured demand promissory note issued September, 2002, interest rate 12.5%, due upon demand	—	16

Subordinated convertible promissory notes issued
March 2003, interest rate 8.5%, due April 15, 2005; principal amount $600,000
Coupon interest rate expense		1
Amortization to interest expense of note discount related to beneficial conversion feature		2
Interest expense from amortization of deferred financing fees		1

Other note payable interest expense	4	12

Change in warrant liability classified as interest (income) or expense	865	—

Interest expense from incurrence of liquidated damages related to timely registration of
Common stock	424	—

Interest income	(2)	(0)

Net interest (income) expense	$1,291	$361

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had total current assets of $7,642,000 and total current liabilities of $3,005,000, or working capital of $4,637,000. At March 31, 2004, we had available cash of $4,748,000 and $155,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $1,749,000 for the three month period ended March 31, 2004 as compared to $259,000 for the corresponding period in 2003. We used cash to fund net losses of $1,248,000, excluding non-cash expenses (depreciation and amortization) of $1,057,000 for the three months ended March 31, 2004.  We used cash to fund net losses of $1,240,000, excluding non-cash expenses (depreciation and amortization) of $461,000 for the corresponding period in 2003. For the three months ended March 31, 2004, we used cash of $273,000 to fund increases in current assets and used cash of $228,000 for reductions in current liabilities and deferred revenues, excluding debt. In 2003, we generated cash of $1,383,000 from reductions to current assets and used cash of $402,000 from reductions in current liabilities and deferred revenues, excluding debt.

Net cash used by investing activities was $75,000 for the three months ended March 31, 2004 as compared to $84,000 for the corresponding period in 2003. For the three months ended March 31, 2004, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $30,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the three months ended March 31, 2004, we used cash of approximately $45,000 to repay advances from related stockholders. For the three months ended March 31, 2003, we used cash of $76,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $8,000 to repay advances from related stockholders.

Net cash provided by financing activities was $6,082,000 for the three month period ended March 31, 2004 as compared to  $524,000 for the corresponding period in 2003.  For the three months ended March 31, 2004, we generated cash of $6,083,000 from  our issuance of common stock in a private placement.  We also generated cash of $174,000 from the exercise of stock options.   For the three months period ended March 31, 2004, we used cash of $159,000 for the payment of dividends on our Series B Preferred Stock and used cash of $16,000 for the repayment of notes payable.  For the three months ended March 31, 2003, we generated cash of $600,000 from our issuance of subordinated convertible promissory notes payable offset by $60,000 in debt issuance costs.  We also used cash of $158,000 to fund increases in capitalized financing fees.  We also generated cash of $142,000 from short-term borrowings under bank line of credit agreements

We conduct operations in leased facilities under operating leases expiring at various dates through 2006. In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under two irrevocable letters of credit in the aggregate amount of $155,000. The letters of credit expire in an amount of $49,000 on April 19, 2004, with the remaining $106,000 expiring on December 26, 2008.  We also have various short-term notes payable due at various times during the next twelve months.

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

In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities although we do not believe at this time that our long-term working capital and capital expenditures will be of such a nature that we would be required to take steps presently to obtain such financings. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

RISK FACTORS

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $48.5 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of March 31, 2004, we had an accumulated deficit of $48.5 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of March 31, 2004, the Company had cumulative undeclared dividends of approximately $22,000.

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

OUR RELIANCE ON SINGLE SOURCE SUPPLIERS COULD DELAY PRODUCT SHIPMENTS.

We purchase printers, cameras and custom consumable products (printer ribbons and card materials) which we resell to our customers.  There are a number of suppliers that sell these items; however, in some cases these are purchased from a single supplier due to price, quality, technology or customer requirements.  If we are unable to purchase sufficient quantities of these products on acceptable terms or experience significant delays or quality issues in the delivery of these products and must find a new supplier of equivalent products, our new and existing product shipments could be delayed or reduced, adversely affecting our business and operating results.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  ImageWare’s chief executive officer and its chief financial officer, after evaluating the effectiveness of ImageWare’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, have concluded that as of such date, ImageWare’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by ImageWare in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5. OTHER INFORMATION

As of May 12, 2004, Joseph Schuler, the Company’s Senior Vice President of Sales and Marketing, left the Company to pursue other personal opportunities.  Mr. Schuler is expected to continue to work with the Company as a consultant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

10.1                           Form of Securities Purchase Agreement dated January 29, 2004*

10.2                           Form of Warrant dated January 29, 2004*

10.3                           Form of Registration rights Agreement dated January 29, 2004*

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2                           Certification of Chief Financial Officer pursuant ot Section 302 of the Sarbanes-Oxley Act

32.1                           Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*                 Incorporated by reference to ImageWare’s Current Report, Form 8-K as filed with the Securities and Exchange Commission on February 9, 2004.

(b)                                  Reports on Form 8-K

During the three months ended March 31, 2004, we filed one report on Form 8-K.  We filed a report on Form 8-K on February 9, 2004 to report and disclose information concerning the issuance of shares of our common stock and warrants to purchase shares of our common stock in private placement transactions that took place in November 2003 and January 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: May 17, 2004	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)