Form 10KSB/A
period 2003-12-31
IMAGEWARE SYSTEMS INC
filed 2004-05-21
CIK 941685

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

Transitional Small Business Disclosure Format (check one):Yes ☐   No ☒

EXPLANATORY NOTE

This Amendment No. 1 to ImageWare Systems, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003 is being filed to add the conformed signature of PricewaterhouseCoopers LLP to the Independent Accountants Report.  The conformed signature was inadvertently omitted from the Independent Accountants Report filed with the original Annual Report on Form 10-KSB filed on March 30, 2004.  There have been no changes to the balance of the Form 10-KSB from the original filing.

ITEM 7. Financial Statements.

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

/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSE COOPERS LLP
San Diego, California
March 30, 2004

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

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding
		Weighted-		Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 1.97 - 2.15	178,750	9.02	$2.02	37,016	$2.03
$ 2.65 - 4.90	509,700	8.20	$3.01	301,175	$3.05
$ 5.28	112,038	0.10	$5.28	112,038	$5.28
$ 5.29 - 6.51	455,561	7.06	$6.10	378,709	$6.15
$ 8.00 -11.00	83,957	4.78	$8.09	83,957	$8.09

Total	1,340,006			912,895

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Dated: May 20, 2004	By:	/s/ Wayne G. Watherall
Wayne G. Watherall
Chief Financial Officer

Exhibit Index

23.1 Consent of Pricewaterhouse Coopers LLP, Independent Accountants

23.2 Consent of Stonefield Josephson, Inc., Independent Accountants

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act