Form 10QSB
period 2004-06-30
IMAGEWARE SYSTEMS INC
filed 2004-08-16
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2004, the number of outstanding shares of the Registrant’s common stock, par value $.01, was 11,942,079.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,727	$578
Restricted cash and cash equivalents	107	155
Accounts receivable, net	1,960	1,450
Inventory	727	805
Other current assets	388	203
Total Current Assets	6,909	3,191

Property and equipment, net	518	635
Other assets	565	570
Intangible assets, net of accumulated amortization	929	1,121
Goodwill	5,298	5,298
Total Assets	$14,219	$10,815

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$742	$1,053
Deferred revenue	853	848
Accrued expenses	1,562	1,067
Accrued interest	51	103
Notes & advances payable to bank and third parties	151	182
Notes payable to related parties	—	59
Total Current Liabilities	3,359	3,312

Warrant liability	—	3,460
Pension obligation	776	732
Total Liabilities	4,135	7,504

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 shares outstanding at June 30, 2004, liquidation preference $623,500 at June 30, 2004	2	2
Common stock, $.01 par value, 50,000,000 shares authorized, 11,806,552 shares issued and 11,832,668 shares outstanding at June 30, 2004	117	98
Additional paid in capital	63,446	49,222
Treasury stock, at cost - 6,704 shares	(64)	(64)
Shareholder note receivable	(150)	(150)
Accumulated other comprehensive income	212	265
Accumulated deficit	(53,479)	(46,062)
Total shareholders’ equity	10,084	3,311

Total Liabilities and Shareholders’ Equity	$14,219	$10,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

Revenues:
Product	$2,199	$3,835	$4,079	$6,469
Maintenance	479	792	963	1,590
	2,678	4,627	5,042	8,059
Cost of revenues:
Product	568	1,840	1,070	3,077
Maintenance	222	314	470	669
Gross profit	1,888	2,473	3,502	4,313

Operating expenses:
General & administrative	1,135	1,439	2,277	2,881
Sales and marketing	890	1,048	1,572	2,137
Research & development	722	437	1,355	931
Depreciation and amortization	180	237	371	473
	2,927	3,161	5,575	6,422
Loss from operations	(1,039)	(688)	(2,073)	(2,109)

Interest expense, net	3,898	1,893	5,189	2,254

Other (income) expense, net	(9)	(92)	(29)	(173)
Loss before income taxes	(4,928)	(2,489)	(7,233)	(4,190)

Income tax expense (benefit)	—	—	—	—

Net loss	$(4,928)	$(2,489)	$(7,233)	$(4,190)

Basic and diluted loss per common share - see note 2	$(0.42)	$(0.46)	$(0.63)	$(0.77)
Weighted-average shares (basic and diluted)	11,825,414	5,489,390	11,517,716	5,489,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities
Net loss	$(7,233)	$(4,190)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	371	476
Non cash interest and amortization of debt discount and debt issuance costs	4,472	1,872
Change in assets and liabilities
Restricted cash and cash equivalents	48	—
Accounts receivable, net	(511)	1,032
Inventory	77	81
Other current assets	(184)	(20)
Intangible and other assets	6	(54)
Accounts payable	(311)	(692)
Accrued expenses	498	25
Accrued interest	(52)	(96)
Deferred revenue	6	46
Pension obligation	43	46
Total adjustments	4,463	2,716
Net cash used by operating activities	(2,770)	(1,474)

Cash flows from investing activities
Purchase of property and equipment	(63)	(134)
Payment on advances from related stockholders	(59)	(128)
Sale of property and equipment	—	59
Net cash used by investing activities	(122)	(203)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	—	4,856
Repayment of notes payable	(31)	(2,500)
Debt issuance costs	—	(554)
Proceeds from issuance of common stock, net of issuance costs	6,054	—
Proceeds from exercised stock options	257	—
Dividends paid	(185)	—
Proceeds from bank line of credit	—	186

Net cash provided (used) by financing activities	6,095	1,988
Effect of exchange rate changes on cash	(54)	102
Net increase (decrease) in cash	3,149	413

Cash at beginning of period	578	215

Cash at end of period	$3,727	$628

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

Net loss	$(4,928)	$(2,489)	$(7,233)	$(4,190)
Other comprehensive income (loss):
Foreign currency translation adjustment	34	70	(54)	102
Comprehensive income (loss)	$(4,894)	$(2,419)	$(7,287)	$(4,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (“we,” “our” or the “Company”), was incorporated in the State of California on February 6, 1987. The Company utilizes digital imaging technology to provide stand alone, networked and web-based software solutions for secure credentials, biometrics, law enforcement and professional photography.

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

ImageWare’s ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. Our sales in the digital identification market were developed through our acquisitions of ITC, Goddard and G & A (discussed below). Our products in this market consist of EpiSuite, EpiWeb, EpiWeb Enterprise, EpiBuilder (SDK), Identifier for Windows, ID Card Maker, Winbadge NT and Winbadge Aviation. These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have recently added the ability to incorporate multiple biometrics into the ID systems we offer with the addition of our new ImageWare Biometric Engine to our product line.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on March 30, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2004, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Stock-Based Compensation

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise price at the initial grant date.  The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards. (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the three and six months ended June 30, 2004 and 2003:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

Net Loss:
As reported	$(4,928)	$(2,489)	$(7,233)	$(4,190)
Current period expense calculated under APB 25	—	—	—	—
Stock based employee compensation under fair value based method	(82)	(152)	(164)	(298)
Pro forma net loss	$(5,010)	$(2,641)	$(7,397)	$(4,488)

Basic loss per common share:
As reported	$(0.42)	$(0.46)	$(0.63)	$(0.77)
Pro forma	$(0.42)	$(0.48)	$(0.64)	$(0.82)

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

In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock in an amount of approximately $82,000 per quarter.  Such compensation expense was $82,000 for the three and six months ended June 30, 2004 due to the commencement of the vesting period on March 30, 2004.

The differential between the number of shares underlying the options exchanged of 426,321 and the number of restricted shares issued of 255,792 are subject to variable accounting treatment under the provisions of FIN 44 should any option grants be awarded to the participants of this stock exchange agreement for a six month period beginning March 30, 2004.  No options were granted to the participants of this stock exchange agreement during the period March 30, 2004 to June 30, 2004.

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the  period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options, convertible notes payable and warrants, calculated using the treasury stock method. During the periods ended June 30, 2004 and 2003, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at June 30, 2004	Number of Common Shares Convertible into at June 30, 2003

Convertible preferred stock	62,049	62,671
Stock options	484,197	853,787
Convertible notes payable	—	2,332,854
Warrants	6,305,927	4,758,266

The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2004 and 2003 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Numerator
Net loss	$(4,928)	$(2,489)	$(7,233)	$(4,190)
Less Series B preferred dividends	(13)	(15)	(26)	(31)
Net loss available to common shareholders	$(4,941)	$(2,504)	$(7,259)	$(4,221)

Denominator
Weighted-average shares outstanding	11,825,414	5,489,390	11,517,716	5,489,390

Basic and diluted loss per share	$(0.42)	$(0.46)	$(0.63)	$(0.77)

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

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.

There are no significant intersegment transactions.

The table below summarizes information about reportable segments for the three and six months ended June 30, 2004 and 2003:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
	(in thousands) (unaudited)		(in thousands) (unuadited)
Net Revenue:
Law Enforcement	$1,364	$1,149	$2,578	$1,941
Identification	1,168	3,266	2,164	5,644
Digital Photography	146	212	300	474
Total consolidated net sales	$2,678	$4,627	$5,042	$8,059

Operating income (loss):
Law Enforcement	$247	$104	$409	$(76)
Identification	(1,023)	(646)	(1,992)	(1,745)
Digital Photography	(263)	(146)	(490)	(288)

Other unallocated amounts:
Interest expense (income)	3,898	1,893	5,189	2,254
Other expense (income)	(9)	(92)	(29)	(173)

Income (loss) before taxes	$(4,928)	$(2,489)	$(7,233)	$(4,190)

June 30, 2004
(in thousands)
Total Assets by Segment:

Law Enforcement	$1,442
Identification	7,685
Digital Photography	1,421
Total assets for reportable segments	10,548
Corporate	3,671
Total consolidated assets	$14,219

NOTE 4.  WARRANT LIABILITY

In conjunction with the Company’s issuance of secured convertible promissory notes in June 2003 (the “Notes”), the Company agreed to register with the Securities and Exchange Commission the shares of common stock underlying the warrants issued in connection with the Notes.  In conjunction with the Company’s issuance of common stock in separate private placement transactions in November 2003 and January 2004, the Company agreed to register with the Securities and Exchange Commission the shares of common stock underlying the warrants issued as part of the private placement transactions.  In accordance with the Financial Accounting Standards Board Emerging Issue Task Force 00-19 (“EITF 00-19”), the Company has recorded a long-term liability for the allocated value of the warrants.  Accordingly, the Company is accounting for the liability under fair value accounting.  During the three months ended June 30, 2004, the Company registered with the Securities and Exchange Commission the shares of common stock underlying the warrants issued in connection with both the notes and private placement transactions.  In accordance with EITF 00-19, the Company has reclassified the fair value of the warrant liability as determined on effective date of the registration statements to additional paid in capital.  The following table sets forth the changes in fair value, resulting interest income or expense of this liability as determined under fair value accounting and amount reclassified to additional paid in capital:

(IN THOUSANDS)	Warrant Liability in Conjunction with warrants issued with New Notes	Interest Expense (Income) from warrant revaluation of New Notes Warrants	Warrant Liability in Conjunction with warrants issued with November 2003 Private Placement	Interest Expense (Income) from warrant revaluation of November 2003 Private Placement Warrants	Warrant Liability in Conjunction with warrants issued with January 2004 Private Placement	Interest Expense (Income) from warrant revaluation of January 2004 Private Placement Warrants	Total

Warrant liability at December 31, 2003	$2,046		$1,414		$—		$3,460

Warrant liability at date of inception of warrants issued in January 2004 private placement of securities					$1,080		$1,080

Change in fair value of warrant liability	$669	$669	$309	$309	$(113)	$(113)	$865

Warrant liability at March 31, 2004	$2,715		$1,723		$967		$5,405

Change in fair value of warrant liability due to final valuation of warrant liability upon registration of underlying shares with Securities and Exchange Commission during three months ended June 30, 2004	$2,516	$2,516	$1,248	$1,248	$(157)	$(157)	$3,607

Warrant liability at date of final valuation	$5,231		$2,971		$810		$9,012

Reclassification of warrant liability to additional paid-in-capital	$(5,231)		$(2,971)		$(810)		$(9,012)

Warrant liability at June 30, 2004	$(0)		$0		$0		$0

Interest Expense (Income) from revaluation of warrant liability for six months ended June 30, 2004		$3,185		$1,557		$(270)	$4,472

NOTE 5. COMMON STOCK

On January 29, 2004, the Company completed a private placement, which involved the sale of units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock.  Each unit was priced at $3.65.  The warrants, which are first exercisable six-months after the closing date, have a five-year term and an exercise price of $5.48 per share.  As a result of this transaction, the Company issued an aggregate of 1,818,332 new shares of common stock and warrants to purchase up to approximately 364,000 shares of common stock.  In connection with this transaction, the Company also issued to certain placement agents warrants to purchase an additional 199,000 shares of common stock.  The Company raised approximately $6.6 million from the private placement.  During the six months ended June 30, 2004, the Company issued 61,933 shares of common stock pursuant to stock option exercises and issued 29,070 shares of common stock pursuant to warrant exercises.

NOTE 6. ACCRUED LIABILITIES

At June 30, 2004, the Company has recorded an accrued liability of approximately $613,000 for liquidated damages.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for the November 2003 and January 2004 private placements.

The Company has offered the participants in the private placements the option of either receiving any amounts due in a cash payment or accepting a reduction to the exercise price of the warrants issued to the participants ranging from 15% to 17%.  For those participants that have elected the warrant exercise price reduction, the Company has recorded the value of the warrant strike price reduction using the Black-Sholes option pricing model.

NOTE 7. SUBSEQUENT EVENTS

During July 2004, the Company issued 46,664 shares of common stock pursuant to stock option exercises and 62,747 shares pursuant to warrant exercises.

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

The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the our products such as the timing of new product introductions by us and by our competitors and our customers’ political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003.

	THREE MONTHS ENDED JUNE 30,
Net Product Revenues	2004	2003	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$913	$556	$357	64%
Percentage of total net product revenue	42%	14%
Identification	$1,141	$3,067	$(1,926)	-63%
Percentage of total net product revenue	52%	80%
Digital Photography	$145	$212	$(67)	-31%
Percentage of total net product revenue	7%	6%
Total net product revenues	$2,199	$3,835	$(1,636)	-43%

Overall product revenues decreased 43% from $3,835,000 for the three months ended June 30, 2003 to $2,199,000 for the corresponding period in 2004.  Revenues related to law enforcement products increased $357,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003.  This increase is due primarily to increased revenues from implementations of our Crime Capture System (CCS) and Face ID products.  We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve analyze and share information from their respective criminal databases.  We anticipate that these factors will continue to increase the overall demand for the Company’s law enforcement products and software; however, we cannot predict the timing of the shift in demand.

Identification product revenues decreased 63% from $3,067,000 for the three months ended June 30, 2003 to $1,141,000 for the corresponding period in 2004.  Domestically, Identification revenues decreased approximately $623,000 or 46% for the three months ended June 30, 2004 as compared to the corresponding period in 2003.  This decrease in domestic revenue is reflective of a decrease in project-oriented work and a decrease in boxed software sold through distribution channels.  In mid 2003, we established a master distributor to handle our domestic sales of our EPI line of boxed software.  The master distributor model has not produced the results we anticipated, and we have terminated that arrangement effective June of this year and have re-established direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $1,303,000.  This decrease is a result of actions taken in the fourth quarter of 2003 to reposition our foreign sales offices in Germany and Singapore to lower fixed costs and pursue significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  These offices had historically emphasized the resale of third party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  Revenues from these two offices were $1.3 million below their levels in the same quarter of 2003, however, fixed costs during the quarter were approximately $400,000 lower than the previous year.  The Company feels that foreign markets served by these offices will embrace the Company’s identification and biometric solutions for large-scale high-end installations.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors. We anticipate that these factors will increase overall demand for our identification products; however, we cannot predict the timing of the shift in demand.

We feel that we are well positioned for participation in one or more large-scale domestic or international projects which will enable the Company to achieve significant product revenue growth in our identification segment.  In the past twelve months we have retooled our identification products to enable customization for large project applications, added the biometric engine for incorporation into large scale biometric installations and reoriented our organization to direct our resources and capabilities toward establishing a foothold in the market for large-scale secure identification solutions.

Digital Photography product revenues decreased 31% from $212,000 for the three months ended June 30, 2003 to $145,000 for the corresponding period in 2004.  This decrease is due to a reduction in custom contract programming during the three months ended June 30, 2004.

Our backlog of product orders as of June 30, 2004 was approximately $663,000.  At June 30, 2004, we also had maintenance and support backlog of approximately $806,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED JUNE 30,
Maintenance Revenues	2004	2003	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$451	$593	$(142)	-24%
Percentage of total net maintenance revenue	94%	75%
Identification	$28	$198	$(170)	-86%
Percentage of total net maintenance revenue	6%	25%
Digital Photography	$—	$1	$(1)	-100%
Percentage of total net maintenance revenue	0%	0%
Total net maintenance revenues	$479	$792	$(313)	-40%

Maintenance revenues decreased 40% from $792,000 for the three months ended June 30, 2003 to $479,000 for the corresponding period in 2004. Law enforcement maintenance revenues decreased 24% or $142,000 for the three months ended June 30, 2004 from $593,000 for the three months ended June 30, 2003 to $451,000 for the corresponding period in 2004. This decrease is due primarily to the expiration of the New York City Police Department service and maintenance contract during the third quarter of 2003.

Identification maintenance revenues decreased 86% or $170,000 for the three months ended June 30, 2004 from $198,000 for the three months ended June 30, 2003 to $28,000 for the corresponding period in 2004. This decrease is due primarily to the shift in our strategy in late 2003 to outsource international service and maintenance for hardware.  This shift has enabled us to reduce costs and focus our resources on expanding our international sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

	THREE MONTHS ENDED JUNE 30,
Cost of Product Revenues:	2004	2003	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$157	$252	$(95)	-38%
Percentage of Law Enforcement product revenue	17%	45%
Identification	$394	$1,579	$(1,185)	-75%
Percentage of Identification product revenue	35%	51%
Digital Photography	$17	$9	$8	89%
Percentage of Digital Photography product revenue	12%	4%
Total net product revenues	$568	$1,840	$(1,272)	-69%
Percentage of total product revenues	26%	48%

Overall cost of product revenues as a percentage of product revenues decreased from 48% for the three month period ended June 30, 2003 to 26% of product revenues for the corresponding period in 2004. This decrease is due primarily to product mix with a greater percentage of product revenues being from software.

Cost of product revenues for our Law Enforcement segment decreased 38%, or $95,000 from $252,000 or 45% of Law Enforcement product revenues for the three months ended June 30, 2003 to $157,000, or 17% of product revenues for the corresponding period in 2004.  This decrease, as a percentage of product revenues is due primarily to the larger revenue base to absorb fixed product costs and product mix with an uncharacteristically high percentage of software sales.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment decreased 75% or $1,185,000 from $1,579,000 or 51% of Identification product revenues for the three months ended June 30, 2003 to $394,000 or 35% of Identification product revenues for the corresponding period in 2004.  The dollar decrease is reflective of lower Identification revenues both domestically and internationally.  The percentage decrease in Identification cost of revenues as a percentage of Identification revenues from 51% for the three months ended June 30, 2003 to 35% for the corresponding period in 2004 is reflective higher sales of software only solutions during the three months ended June 30, 2004.

Cost of product revenues related to our Digital Photography segment increased $8,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003 due to the sale of certain hardware components in the 2004 period as compared to software only sales during the comparable period in 2003

	THREE MONTHS ENDED JUNE 30,
Maintenance cost of revenues	2004	2003	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$190	$215	$(25)	-12%
Percentage of Law Enforcement maintenance revenue	42%	36%
Identification	$32	$99	$(67)	-69%
Percentage of Identification maintenance revenue	116%	50%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%	—	N/A
Total net maintenance revenues	$222	$314	$(92)	-29%
Percentage of total maintenance revenues	46%	40%

Costs of maintenance revenues decreased 29% from $314,000, or 40% of maintenance revenues, for the three months ended June 30, 2003 to $222,000, or 46% of maintenance revenues, for the corresponding period in 2004. Cost of maintenance revenues in Law Enforcement decreased 12%, from $215,000 or 36% of maintenance revenues for the three months ended June 30, 2003 to $190,000 or 42% of maintenance revenues for the corresponding period in 2003. This dollar decrease in costs of maintenance revenues is reflective of reduced costs due to the expiration of the New York City Police Department service and maintenance contract in the third quarter of 2003 offset by costs necessary to service our expanding installed base. Identification maintenance cost of revenues decreased $67,000 largely due to the shift in strategy to outsource hardware service and maintenance in late 2003.

	THREE MONTHS ENDED JUNE 30,
Product gross profit (dollars in thousands)	2004	2003	$ Change	% Change

Product gross profit
Law Enforcement	$756	$304	$452	149%
Percentage of Law Enforcement product revenue	83%	55%
Identification	$747	$1,488	$(741)	-50%
Percentage of Identification product revenue	65%	49%
Digital Photography	$128	$203	$(75)	-37%
Percentage of Digital Photography product revenue	88%	96%
Total net product revenues	$1,631	$1,995	$(364)	-18%
Percentage of total product revenues	74%	52%

Total product gross margin as a percentage of product revenues increased from 52% for the three month period ended June 30, 2003 to 74% of product revenues for the corresponding period in 2004. The overall increase is primarily due to a higher percentage of total revenues coming from the sales of software.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue increased from 55% for the three months ended June 30, 2003 to 83% for the corresponding period of 2004. This increase is due primarily to our product mix containing an uncharacteristically  high percentage of software than the comparable period in 2003, as well as a higher revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased from 49% for the three months ended June 30, 2003 to 65% of Identification product revenues for the corresponding period in 2004.  This increase is due primarily to our product mix containing higher percentages of software than the comparable period in 2003.  The shift in product mix is a result of lower sales in the period of hardware and consumables due to procurement problems experienced during the second quarter of 2004.

Gross margins for the Digital Photography product segment decreased 37% or $75,000, from $203,000 or 96% of Digital Photography product revenues for the three months ended June 30, 2003 to $128,000, or 88% of Digital Photography revenues for the corresponding period in 2004. The dollar decrease of $75,000 is reflective of our lower custom contract programming in the three months ended June 30, 2004 as compared to the corresponding period in 2003.  The decrease in Digital Photography gross profit as a percentage of Digital Photography product revenues from 96% for the three months ended June 30, 2003 to 88% for the corresponding period in 2004 is reflective of the sale of certain hardware components during the 2004 period.

	THREE MONTHS ENDED JUNE 30,
Maintenance gross profit	2004	2003	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$261	$379	$(118)	-31%
Percentage of Law Enforcement maintenance revenue	58%	64%
Identification	$(4)	$99	$(103)	-104%
Percentage of Identification maintenance revenue	-14%	50%
Digital Photography	$—	$1	$(1)	-100%
Percentage of Digital Photography maintenance revenue	N/A	N/A
Total net maintenance revenues	$257	$479	$(222)	-46%
Percentage of total maintenance revenues	54%	60%

Gross margins related to maintenance revenues decreased $222,000 from $479,000, or 60% of maintenance revenues for the three months ended June 30, 2003 to $257,000, or 54% of maintenance revenues for the corresponding period in 2004. This percentage decrease is due primarily to lower maintenance revenues to absorb fixed maintenance costs.

	THREE MONTHS ENDED JUNE 30,
Operating expenses	2004	2003	$ Change	% Change
(dollars in thousands)

General & administrative	$1,135	$1,439	$(304)	-21%
Percentage of total net revenue	42%	31%
Sales and marketing	$890	$1,048	$(158)	-15%
Percentage of total net revenue	33%	23%
Research & development	$722	$437	$285	65%
Percentage of total net revenue	27%	9%
Depreciation and amortization	$180	$237	$(57)	-24%
Percentage of total net revenue	7%	5%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 21%, or $304,000 from $1,439,000 for the three months ended June 30, 2003 to $1,135,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 31% for the three months ended June 30, 2003 to 42% for the corresponding period in 2004.  This percentage increase is reflective of lower total net revenues during the three months ended June 30, 2004 as compared to the corresponding period in 2003.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 15%, or $158,000 from $1,048,000 for the three months ended June 30, 2003 to $890,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 23% for the three months ended June 30, 2003 to 33% for the corresponding period in 2004. This percentage increase is reflective of lower total net revenues during the three months ended June 30, 2004 as compared to the corresponding period in 2003.  The dollar decrease of $158,000 is due primarily to reduced headcount and lower sales commissions.  The headcount reduction reflects the consolidation in 2003 of our product lines and sales force under the direction of our San Diego office.  We anticipate that expenses for sales and marketing will increase through 2004 as we add personnel and resources for large project solution sales.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 65% or $285,000 from $437,000 for the three months ended June 30, 2003 to $722,000 for the corresponding period in 2004 due primarily to the accelerated development of our new ImageWare Biometric Engine and the web enablement of our CCS product line utilizing contract programming services in conjunction with internal research and development resources.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased $57,000 from $237,000 for the three months ended June 30, 2003 to $180,000 for the corresponding period in 2004. This decrease is due primarily to lower amortization of intangible assets due to such assets being fully amortized and lower depreciation expense related to fixed assets previously utilized in our South Carolina office, which was closed in June 2003.

INTEREST (INCOME) EXPENSE, NET.  For the three months ended June 30, 2004, we recognized interest income of $3,000 and interest expense of $3,901,000. For the three months ended June 30, 2003, we recognized interest income of $1,000 and interest expense of $1,894,000.  Interest expense for the three months ended June 30, 2004 contains approximately $3,607,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  During the three months ended June 30, 2004, the Company registered the underlying shares of common stock with the Securities and Exchange Commission.  In accordance with EITF 00-19, there will be no further interest expense or income incurred in conjunction with these warrants.  Interest expense for the three months ended June 30, 2004 also contains $290,000 in liquidated damages, which were classified as interest expense.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for the November 2003 and January 2004 private placements.  Interest expense for the three months ended June 30, 2003 includes approximately of $1,410,000 of debt discount and deferred financing fee amortization classified as interest expense and $321,000 related to fair value accounting for our warrant liability.  The following table sets forth the major components of net interest expense for the three months ended June 30, 2004 and 2003:

	THREE MONTHS ENDED JUNE 30,
Components of net interest expense (income):	2004	2003
(dollars in thousands)

Senior secured convertible promissory note issued May 22, 2002, interest rate 12.5% due May 22, 2004; Principal amount $2,000,000
Coupon interest rate expense	$—	$102
Amortization to interest expense of note discount related to fair value of warrants		67
Amortization to interest expense of note discount related to beneficial conversion feature		1,001
Interest expense from amortization of deferred financing fees		219

Secured demand promissory note issued September, 2002, interest rate 12.5%, due upon demand	—	11

Subordinated convertible promissory notes issued
March 2003, interest rate 8.5%, due April 15, 2005; principal amount $600,000
Coupon interest rate expense		13
Amortization to interest expense of note discount related to beneficial conversion feature		13
Interest expense from amortization of deferred financing fees		7

Senior secured convertible promissory notes issued June 2003, interest rate 12.5% due May 22, 2005, principal amount $4,256,000; (“the New Notes”):
Coupon interest rate expense		22
Amortization to interest expense of note discount related to fair value of warrants		44
Amortization to interest expense of note discount relating to beneficial conversion feature		44
Interest expense from amortization of deferred financing fees		15
Other note payable interest expense	4	14

Change in warrant liability classified as interest (income) or expense	3,607	321

Interest expense from incurrence of liquidated damages related to non-timely registration of common stock	290	—

Interest income	(3)	—

Net interest (income) expense	$3,898	$1,893

SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

	SIX MONTHS ENDED JUNE 30,
Net Product Revenues	2004	2003	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$1,694	$760	$934	123%
Percentage of total net product revenue	42%	11%
Identification	$2,085	$5,236	$(3,151)	-60%
Percentage of total net product revenue	51%	82%
Digital Photography	$300	$473	$(173)	-37%
Percentage of total net product revenue	7%	7%
Total net product revenues	$4,079	$6,469	$(2,390)	-37%

Total product revenues decreased 37% from $6,469,000 for the six months ended June 30, 2003 to $4,079,000 for the corresponding period in 2004. Revenues related to law enforcement products increased $934,000 for the six months ended June 30, 2004 as compared to the corresponding period in 2003.  This increase is due primarily to revenues from our implementation of a browser-based, investigative law enforcement system for the New South Wales Police Department and increased sales of our CCS and Face ID products.  We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will continue to increase the overall demand for the Company’s law enforcement products, however, we cannot predict the timing of the shift in demand.

Identification product revenues decreased 60% from $5,236,000 for the six months ended June 30, 2003 to $2,085,000 for the corresponding period in 2004.  Domestically, Identification revenues decreased approximately $1,142,000, or 45%.  This decrease in domestic revenue is reflective of a decrease in project-oriented work and a decrease in boxed software sold through distribution channels.  In mid 2003, we established a master distributor to handle our domestic sales of our EPI line of boxed software.  The master distributor model has not produced the results we anticipated and we have terminated that arrangement effective June of this year and have re-established direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $2,009,000.   This decrease is a result of actions taken in the fourth quarter of 2003 to reposition our foreign sales offices in Germany and Singapore to lower fixed costs and pursue significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  These offices had historically emphasized the resale of third party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  Revenues from these two offices were $2.0 million below their levels in the first six months of 2003, however, fixed costs during the quarter were approximately $840,000 lower than the previous year.  The Company feels that foreign markets served by these offices will embrace the Company’s identification and biometric solutions for large-scale high-end installations.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s identification products; however, we cannot predict the timing of the shift in demand.

We feel that we are well positioned for participation in one or more large-scale domestic or international projects which will enable the Company to achieve significant product revenue growth in our identification segment.  In the past twelve months we have retooled our identification products to enable customization for large project applications, added the biometric engine for incorporation into large scale biometric installations and reoriented our organization to direct our resources and capabilities toward establishing a foothold in the market for large-scale secure identification solutions.

Digital Photography product revenues decreased 37% from $473,000 for the six months ended June 30, 2003 to $300,000 for the corresponding period in 2004.  This decrease is due to a decrease in custom contract programming during the first six months of  2004.

	SIX MONTHS ENDED JUNE 30,
Maintenance Revenues	2004	2003	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$883	$1,181	$(298)	-25%
Percentage of total net maintenance revenue	92%	74%
Identification	$79	$408	$(329)	-81%
Percentage of total net maintenance revenue	8%	26%
Digital Photography	$1	$1	$—	0
Percentage of total net maintenance revenue	0%	0%
Total net maintenance revenues	$963	$1,590	$(627)	-39%

Maintenance revenues decreased 39% from $1,590,000 for the six months ended June 30, 2003 to $963,000 for the corresponding period in 2004.  Law enforcement maintenance revenues decreased 25% or $298,000 for the six months ended June 30, 2004 from $1,181,000 for the six months ended June 30, 2003 to $883,000 for the corresponding period in 2004. This decrease is due primarily to the expiration of the New York City Police Department service and maintenance contract during the third quarter of 2003.

Identification maintenance revenues decreased 81% or $329,000 for the six months ended June 30, 2004 from $408,000 for the six months ended June 30, 2004 to $79,000 for the corresponding period in 2003. This decrease is due primarily to the shift in our strategy in late 2003 to outsource international service and maintenance for hardware.  This shift has enabled the Company to reduce costs and focus its resources on expanding our international sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

	SIX MONTHS ENDED JUNE 30,
Cost of Product Revenues:	2004	2003	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$341	$416	$(75)	-18%
Percentage of Law Enforcement product revenue	20%	55%
Identification	$696	$2,632	$(1,936)	-74%
Percentage of Identification product revenue	33%	50%
Digital Photography	$33	$29	$4	14%
Percentage of Digital Photography product revenue	11%	6%
Total net product revenues	$1,070	$3,077	$(2,007)	-65%
Percentage of total product revenues	26%	48%

Total cost of product revenues as a percentage of product revenues decreased from 48% for the six month period ended June 30, 2003 to 26% of product revenues for the corresponding period in 2004. This decrease is due primarily to product mix with a greater percentage of product revenues being from software.

Cost of product revenues for our Law Enforcement segment decreased 18%, or $75,000 from $416,000 or 55% of Law Enforcement product revenues for the six months ended June 30, 2003 to $341,000, or 20% of product revenues for the corresponding period in 2004.  This decrease, as a percentage of product revenues is due primarily to the larger revenue base to absorb fixed product costs and product mix with a higher percentage of software sales.  The dollar decrease of $75,000 for the six month period ended June 30, 2004 as compared with the corresponding period of 2003 despite higher law enforcement revenues is reflective of an uncharacteristically high percentage of software only solutions.   Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment decreased 74% or $1,936,000 from $2,632,000 or 50% of Identification product revenues for the six months ended June 30, 2003 to $696,000 or 33% of Identification product revenues for the corresponding period in 2004.  The dollar decrease of $1,936,000 is reflective of lower identification revenues both domestically and internationally in the six month period ended June 30, 2004 as compared to the corresponding period in 2003.  The decrease in Identification cost of product revenues as a percentage of Identification revenues from 50% for the six month period ended June 30, 2003 to 33% for the corresponding period in 2004 is reflective of higher sales of software only solutions and procurement problems relating to our primary identification card printer and related print media consumables, which caused significant delays in our ability to ship identification printers and related media.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

	SIX MONTHS ENDED JUNE 30,
Maintenance cost of revenues	2004	2003	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$385	$438	$(53)	-12%
Percentage of Law Enforcement maintenance revenue	44%	37%
Identification	$85	$231	$(146)	-63%
Percentage of Identification maintenance revenue	107%	57%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	%	%
Total net maintenance revenues	$470	$669	$(199)	-30%
Percentage of total maintenance revenues	49%	42%

Costs of maintenance revenues decreased 30% from $669,000, or 42% of maintenance revenues, for the six months ended June 30, 2003 to $470,000, or 49% of maintenance revenues, for the corresponding period in 2004. Cost of maintenance revenues in Law Enforcement decreased 12%, from $438,000 or 37% of maintenance revenues for the six months ended June 30, 2003 to $385,000 or 44% of maintenance revenues for the corresponding period in 2003. This dollar decrease in costs of maintenance revenues is reflective of reduced costs due to the expiration of the New York City Police Department service and maintenance contract in the third quarter of 2003 offset by costs necessary to service our expanding installed base. Identification maintenance cost of revenues decreased $146,000 largely due to the shift in strategy to outsource international hardware service and maintenance in late 2003.

Product gross profit (dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2004	2003	$ Change	% Change

Product gross profit
Law Enforcement	$1,354	$344	$1,010	294%
Percentage of Law Enforcement product revenue	80%	45%
Identification	$1,388	$2,604	$(1,216)	-47%
Percentage of Identification product revenue	67%	50%
Digital Photography	$267	$445	$(178)	-40%
Percentage of Digital Photography product revenue	89%	94%
Total net product revenues	$3,009	$3,393	$(384)	-11%
Percentage of total product revenues	74%	52%

Total product gross margin as a percentage of product revenues increased from 52% for the six month period ended June 30, 2003 to 74% of product revenues for the corresponding period in 2004. The overall increase is primarily due to a higher percentage of total revenues coming from the sales of software.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue increased from 45% for the six months ended June 30, 2003 to 80% for the corresponding period of 2004. This increase is due primarily to our product mix containing uncharacteristically high percentages of software than the comparable period in 2003, as well as a higher revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased from 50% for the six months ended June 30, 2003 to 67% of Identification product revenues for the corresponding period in 2004.  This increase is due primarily to our product mix containing higher percentages of software than the comparable period in 2003.  The shift in product mix is a result of lower sales in the period of hardware and consumables due to procurement problems experienced during the first and second quarter of 2004.

Gross margins for the Digital Photography product segment decreased 40% or $178,000, from $445,000 or 94% of Digital Photography product revenues for the six months ended June 30, 2003 to $267,000, or 89% of Digital Photography revenues for the corresponding period in 2004. This decrease of $178,000 results primarily from lower custom contract programming in the six months ended June 30, 2004 as compared to the corresponding period in 2003.

Maintenance gross profit	SIX MONTHS ENDED JUNE 30,
	2004	2003	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$498	$743	$(245)	-33%
Percentage of Law Enforcement maintenance revenue	56%	63%
Identification	$(6)	$177	$(183)	-103%
Percentage of Identification maintenance revenue	-8%	43%
Digital Photography	$1	$1	$—	0%
Percentage of Digital Photography maintenance revenue	100%	100%
Total net maintenance revenues	$493	$921	$(428)	-46%
Percentage of total maintenance revenues	51%	58%

Gross margins related to maintenance revenues decreased $428,000 from $921,000, or 58% of maintenance revenues for the six months ended June 30, 2003 to $493,000, or 51% of maintenance revenues for the corresponding period in 2004. This percentage decrease is due primarily to lower maintenance revenues to absorb fixed maintenance costs.

Operating expenses	SIX MONTHS ENDED JUNE 30,
	2004	2003	$ Change	% Change
(dollars in thousands)

General & administrative	$2,277	$2,881	$(604)	-21%
Percentage of total net revenue	45%	36%
Sales and marketing	$1,572	$2,137	$(565)	-26%
Percentage of total net revenue	31%	27%
Research & development	$1,355	$931	$424	46%
Percentage of total net revenue	27%	12%
Depreciation and amortization	$371	$473	$(102)	-22%
Percentage of total net revenue	7%	6%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 21%, or $604,000 from $2,881,000 for the six months ended June 30, 2003 to $2,277,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 36% for the six months ended June 30, 2003 to 45% for the corresponding period in 2004.  This percentage increase is reflective of lower total net revenues during the six months ended June 30, 2004 as compared to the corresponding period in 2003.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 26%, or $565,000 from $2,137,000 for the six months ended June 30, 2003 to $1,572,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 27% for the six months ended June 30, 2003 to 31% for the corresponding period in 2004.  The dollar decrease of $565,000 is due primarily to reduced headcount and lower sales commissions.  The headcount reduction reflects the consolidation in 2003 of our product lines and sales force under the direction of our San Diego office.  We anticipate that expenses for sales and marketing will increase through 2004 as we add personnel and resources for large project solution sales.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 46% or $424,000 from $931,000 for the six months ended June 30, 2003 to $1,355,000 for the corresponding period in 2004 due primarily to the accelerated development of our new ImageWare Biometric Engine and the web enablement of our CCS product line utilizing contract programming services in conjunction with internal research and development resources.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased $102,000 from $473,000 for the six months ended June 30, 2003 to $371,000 for the corresponding period in 2004. This decrease is due primarily to lower amortization of intangible assets due to such assets being fully amortized and lower depreciation expense related to fixed assets previously utilized in our South Carolina office, which was closed in June 2003.

INTEREST (INCOME) EXPENSE, NET.  For the six months ended June 30, 2004, we recognized interest income of $3,000 and interest expense of $5,192,000. For the six months ended June 30, 2003, we recognized interest income of $2,000 and interest expense of $2,256,000.  Interest expense for the six months ended June 31, 2004 contains approximately $4,472,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  During the three months ended June 30, 2004, the Company registered the underlying shares of common stock with the Securities and Exchange Commission.  In accordance with EITF 00-19, there will be no further interest expense or income incurred in conjunction with these warrants.  Interest expense for the six months ended June 30, 2004 also contains $713,000 in liquidated damages, which were classified as interest expense.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for the November 2003 and January 2004 private placements.  Interest expense for the six months ended June 30, 2003 includes approximately of $1,645,000 of debt discount and deferred financing fee amortization classified as interest expense and $321,000 related to fair value accounting for our warrant liability.  The following table sets forth the major components of net interest expense for the six months ended June 30, 2004 and 2003:

Components of net interest expense (income):	SIX MONTHS ENDED JUNE 30,
	2004	2003
(dollars in thousands)

Senior secured convertible promissory note issued May 22, 2002, interest rate 12.5% due May 22, 2004; Principal amount $2,000,000
Coupon interest rate expense	$—	$199
Amortization to interest expense of note discount related to fair value of warrants		134
Amortization to interest expense of note discount related to beneficial conversion feature		1,118
Interest expense from amortization of deferred financing fees		267

Secured demand promissory note issued September, 2002, interest rate 12.5%, due upon demand	—	27

Subordinated convertible promissory notes issued March 2003, interest rate 8.5%, due April 15, 2005; principal amount $600,000
Coupon interest rate expense		14
Amortization to interest expense of note discount related to beneficial conversion feature		15
Interest expense from amortization of deferred financing fees		8

Senior secured convertible promissory notes issued June 2003, interest rate 12.5% due May 22, 2005, principal amount $4,256,000; (“the New Notes”):
Coupon interest rate expense		22
Amortization to interest expense of note discount related to fair value of warrants		44
Amortization to interest expense of note discount relating to beneficial conversion feature		44
Interest expense from amortization of deferred financing fees		15

Other note payable interest expense	7	28

Change in warrant liability classified as interest (income) or expense	4,472	321

Interest expense from incurrence of liquidated damages related to non-timely registration of common stock	713	—

Interest income	(3)	(2)

Net interest (income) expense	$5,189	$2,254

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had total current assets of $6,909,000 and total current liabilities of $3,359,000, or working capital of $3,550,000. At June 30, 2004, we had available cash of $3,727,000 and $107,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $2,770,000 for the six month period ended June 30, 2004 as compared to $1,474,000 for the corresponding period in 2003. We used cash to fund net losses of $2,390,000, excluding non-cash expenses (depreciation, amortization and change in warrant liability) of $4,843,000 for the six months ended June 30, 2004.  We used cash to fund net losses of $1,842,000, excluding non-cash expenses (depreciation, amortization and change in warrant liability) of $2,348,000 for the corresponding period in 2003. For the six months ended June 30, 2004, we used cash of $563,000 to fund increases in current assets and generated cash of $183,000 through increases in current liabilities and deferred revenues, excluding debt. In the first six months of 2003, we generated cash of $1,039,000 from reductions to current assets and used cash of $671,000 from reductions in current liabilities and deferred revenues, excluding debt.

Net cash used by investing activities was $122,000 for the six months ended June 30, 2004 as compared to $203,000 for the corresponding period in 2003. For the six months ended June 30, 2004, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $63,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the six months ended June 30, 2004, we used cash of approximately $59,000 to repay advances from related stockholders. For the six months ended June 30, 2003, we used cash of $134,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $128,000 to repay advances from related stockholders and generated cash of $59,000 from the sale of equipment.

Net cash provided by financing activities was $6,095,000 for the six month period ended June 30, 2004 as compared to  $1,988,000 for the corresponding period in 2003.  For the six months ended June 30, 2004, we generated cash of $6,054,000 from  our issuance of common stock in a private placement.  We also generated cash of $257,000 from the exercise of stock options.   For the six month period ended June 30, 2004, we used cash of $185,000 for the payment of dividends on our Series B Preferred Stock and used cash of $31,000 for the repayment of notes payable.  For the six months ended June 30, 2003, we generated cash of $4,856,000 from our issuance of subordinated convertible promissory notes payable offset by $554,000 in debt issuance costs and $2,500,000 for the repayment of notes payable.  We also generated cash of $186,000 from short-term borrowings under bank line of credit agreements.

We conduct operations in leased facilities under operating leases expiring at various dates through 2006. In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the amount of $106,000. The letter of credit expires on December 26, 2008.  We also have various short-term notes payable due at various times during the next twelve months.

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

RISK FACTORS

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $53.5 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of June 30, 2004, we had an accumulated deficit of $53.5 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS AND PRIVILEGES THAT ARE SENIOR TO THE COMMON STOCK AND WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET VALUE OF THE COMMON STOCK.

Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common shareholders, without any further vote or action by you and the other common shareholders. Your rights will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock could also have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued, and, may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of June 30, 2004, the Company had cumulative undeclared dividends of approximately $4,000.

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

WE MAY CONTINUE TO GROW THROUGH ACQUISITIONS THAT GIVE RISE TO RISKS THAT COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS.

 Our strategy includes building our business through acquisitions and we will likely pursue future acquisitions. Integrating acquired businesses is a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. Future acquisitions may cause us to recognize substantial amounts of goodwill and other intangible assets that will be subject to impairment testing and amortization, and we may assume liabilities. In addition, acquisitions may result in substantial restructuring and other related expenses and write-offs of acquired in-process research and development costs. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition. Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  ImageWare’s chief executive officer and its chief financial officer, after evaluating the effectiveness of ImageWare’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date, ImageWare’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by ImageWare in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		EXHIBITS

10.1		Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted - Offer Made to James Miller
10.2		Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted - Offer Made to Paul Devermann
10.3		Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted - Offer Made to Wayne Wetherell
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

	(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: August 16, 2004	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)