Form 10QSB
period 2004-09-30
IMAGEWARE SYSTEMS INC
filed 2004-11-15
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2004, the number of outstanding shares of the Registrant’s common stock, par value $.01, was 11,974,719.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I.	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003
Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements
	ITEM 2.	Management’s Discussion and Analysis or Plan of Operations
	ITEM 3.	Controls and Procedures

PART II.	OTHER INFORMATION
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,932	$578
Restricted cash and cash equivalents	107	155
Accounts receivable, net	1,387	1,450
Inventory	1,125	805
Other current assets	295	203
Total Current Assets	5,846	3,191

Property and equipment, net	494	635
Other assets	587	570
Intangible assets, net of accumulated amortization	840	1,121
Goodwill	5,298	5,298
Total Assets	$13,065	$10,815

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$849	$1,053
Deferred revenue	898	848
Accrued expenses	1,248	1,067
Accrued interest	55	103
Notes & advances payable to bank and third parties	135	182
Notes payable to related parties	—	59
Total Current Liabilities	3,185	3,312

Warrant liability	—	3,460
Pension obligation	816	732
Total Liabilities	4,001	7,504

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 shares outstanding at September 30, 2004, liquidation preference $623,500 at September 30, 2004	2	2
Common stock, $.01 par value, 50,000,000 shares authorized, 11,981,423 shares issued and 11,974,719 shares outstanding at September 30, 2004	119	98
Additional paid in capital	63,903	49,222
Treasury stock, at cost - 6,704 shares	(64)	(64)
Shareholder note receivable	(150)	(150)
Accumulated other comprehensive income	237	265
Accumulated deficit	(54,983)	(46,062)
Total shareholders’ equity	9,064	3,311

Total Liabilities and Shareholders’ Equity	$13,065	$10,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Revenues:
Product	$1,437	$4,167	$5,516	$10,636
Maintenance	571	590	1,533	2,180
	2,008	4,757	7,049	12,816
Cost of revenues:
Product	304	1,405	1,373	4,482
Maintenance	264	270	733	939
Gross profit	1,440	3,082	4,943	7,395

Operating expenses:
General & administrative	1,145	1,461	3,422	4,343
Sales and marketing	1,021	883	2,593	3,020
Research & development	615	509	1,969	1,439
Depreciation and amortization	176	219	547	692
	2,957	3,072	8,531	9,494

Income (loss) from operations	(1,517)	10	(3,588)	(2,099)

Interest expense (income), net	(1)	69	5,188	2,323

Other (income) expense, net	(12)	57	(41)	(116)
Loss before income taxes	(1,504)	(116)	(8,735)	(4,306)

Income tax expense (benefit)	—	—	—	—

Net loss	$(1,504)	$(116)	$(8,735)	$(4,306)

Basic and diluted loss per common share - see note 2	$(0.13)	$(0.02)	$(0.75)	$(0.79)
Weighted-average shares (basic and diluted)	11,940,359	5,489,390	11,659,626	5,489,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities
Net loss	$(8,735)	$(4,306)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	547	696
Non cash interest and amortization of debt discount and debt issuance costs	4,472	1,779
Stock based compensation	269	—
Change in assets and liabilities
Accounts receivable, net	63	1,920
Inventory	(321)	190
Other current assets	(91)	(27)
Intangible and other assets	(16)	(66)
Accounts payable	(202)	(1,108)
Accrued expenses	144	(162)
Accrued interest	(48)	55
Deferred revenue	50	(174)
Pension obligation	83	59
Total adjustments	4,950	3,162
Net cash used by operating activities	(3,785)	(1,144)

Cash flows from investing activities
Purchase of property and equipment	(126)	(162)
Restricted cash and cash equivalents	48	60
Payment on advances from related stockholders	(59)	(158)
Sale of property and equipment	—	59
Net cash used by investing activities	(137)	(201)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	—	4,856
Repayment of notes payable	(47)	(2,500)
Debt issuance costs	—	(554)
Proceeds from issuance of common stock, net of issuance costs	6,054	—
Proceeds from exercised stock options and stock purchase warrants	483	—
Dividends paid	(185)	—
Proceeds from bank line of credit	—	(166)

Net cash provided by financing activities	6,305	1,636
Effect of exchange rate changes on cash	(29)	128
Net increase in cash	2,354	419

Cash at beginning of period	578	215

Cash at end of period	$2,932	$634

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Net loss	$(1,504)	$(116)	$(8,735)	$(4,306)
Other comprehensive income (loss):
Foreign currency translation adjustment	26	29	(28)	128
Comprehensive loss	$(1,478)	$(87)	$(8,763)	$(4,178)

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

ImageWare’s ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification credentials and identification systems.  Our products in this market consist of EpiSuite, EpiWeb, EpiWeb Enterprise, EpiBuilder (SDK), Identifier for Windows, ID Card Maker, Winbadge NT and Winbadge Aviation. These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have recently added the ability to incorporate multiple biometrics into the ID systems we offer with the addition of our new ImageWare Biometric Engine to our product line.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on March 30, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2004, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Stock-Based Compensation

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise price at the initial grant date.  The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the three and nine months ended September 30, 2004 and 2003:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Net Loss:
As reported	$(1,504)	$(116)	$(8,735)	$(4,306)
Current period expense calculated under APB 25	—	—	—	—
Stock based employee compensation under fair value based method	(96)	(159)	(362)	(458)
Pro forma net loss	$(1,600)	$(275)	$(9,097)	$(4,764)

Basic loss per common share:
As reported	$(0.13)	$(0.02)	$(0.75)	$(0.79)
Pro forma	$(0.14)	$(0.05)	$(0.78)	$(0.88)

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

In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock in an amount of approximately $72,000 per quarter.  Such compensation expense was $0 for the three months ended March 31, 2004 due to the commencement of the vesting period on March 30, 2004; $82,000 for the three months ended June 30, 2004; and $187,000 for the three months ended September 30, 2004.  The increase during the three months ended September 30, 2004 was due to the immediate vesting of shares of certain participants due to their termination of employment.

The differential between the number of shares underlying the options exchanged of 426,321 and the number of restricted shares issued of 255,792 are subject to variable accounting treatment under the provisions of FIN 44 should any option grants be awarded to the participants of this stock exchange agreement for a six month period beginning March 30,

2004.  No options were granted to the participants of this stock exchange agreement during the period March 30, 2004 to September 30, 2004.

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options, convertible notes payable and warrants, calculated using the treasury stock method. During the periods ended September 30, 2004 and 2003, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at September 30, 2004	Number of Common Shares Convertible into at September 30, 2003

Convertible preferred stock	47,280	63,781
Stock options	461,993	905,313
Convertible notes payable	—	2,332,854
Warrants	6,319,650	4,453,916

The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2004 and 2003 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Numerator
Net loss	$(1,504)	$(116)	$(8,735)	$(4,306)
Less Series B preferred dividends	(13)	(15)	(40)	(46)
Net loss available to common shareholders	$(1,517)	$(131)	$(8,775)	$(4,352)

Denominator
Weighted-average shares outstanding	11,940,359	5,489,390	11,659,626	5,489,390

Basic and diluted loss per share	$(0.13)	$(0.02)	$(0.75)	$(0.79)

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

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.

There are no significant intersegment transactions.

The table below summarizes information about reportable segments for the three and nine months ended September 30, 2004 and 2003:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	(in thousands) (unaudited)		(in thousands) (unuadited)
Net Revenue:
Law Enforcement	$816	$691	$3,386	$2,633
Identification	1,022	3,584	3,192	9,227
Digital Photography	170	482	471	956
Total consolidated net sales	$2,008	$4,757	$7,049	$12,816

Operating income (loss):
Law Enforcement	$(359)	$(180)	$45	$(255)
Identification	(835)	97	(2,820)	(1,649)
Digital Photography	(323)	93	(813)	(195)

Other unallocated amounts:
Interest expense (income)	(1)	69	5,188	2,323
Other expense (income)	(12)	57	(41)	(116)

Loss before taxes	$(1,504)	$(116)	$(8,735)	$(4,306)

September 30, 2004
(in thousands)
Total Assets by Segment:

Law Enforcement	$877
Identification	7,998
Digital Photography	1,386
Total assets for reportable segments	10,261
Corporate	2,804
Total consolidated assets	$13,065

NOTE 4.  WARRANT LIABILITY

In conjunction with the Company’s issuance of secured convertible promissory notes in June 2003 (the “Notes”), the Company agreed to register with the Securities and Exchange Commission the shares of common stock underlying the warrants issued in connection with the Notes.  In conjunction with the Company’s issuance of common stock in separate private placement transactions in November 2003 and January 2004, the Company agreed to register with the Securities and Exchange Commission the shares of common stock underlying the warrants issued as part of the private placement transactions.  In accordance with the Financial Accounting Standards Board Emerging Issue Task Force 00-19 (“EITF 00-19”), the Company has recorded a long-term liability for the allocated value of the warrants.  Accordingly, the Company is accounting for the liability under fair value accounting.  During the three months ended June 30, 2004, the Company registered with the Securities and Exchange Commission the shares of common stock underlying the warrants issued in connection with both the notes and private placement transactions.  In accordance with EITF 00-19, the Company has reclassified the fair value of the warrant liability as determined on effective date of the registration statements to additional paid in capital.  The following table sets forth the changes in fair value, resulting interest income or expense of this liability as determined under fair value accounting and amount reclassified to additional paid in capital during 2004:

(IN THOUSANDS)	Warrant Liability in Conjunction with warrants issued with New Notes	Interest Expense (Income) from warrant revaluation of New Notes Warrants	Warrant Liability in Conjunction with warrants issued with November 2003 Private Placement	Interest Expense (Income) from warrant revaluation of November 2003 Private Placement Warrants	Warrant Liability in Conjunction with warrants issued with January 2004 Private Placement	Interest Expense (Income) from warrant revaluation of January 2004 Private Placement Warrants	Total

Warrant liability at December 31, 2003	$2,046		$1,414		$—		$3,460

Warrant liability at date of inception of warrants issued in January 2004 private placement of securities					$1,080		$1,080

Change in fair value of warrant liability	$669	$669	$309	$309	$(113)	$(113)	$865

Warrant liability at March 31, 2004	$2,715		$1,723		$967		$5,405

Change in fair value of warrant liability due to final valuation of warrant liability upon registration of underlying shares with Securities and Exchange Commission during three months ended June 30, 2004	$2,516	$2,516	$1,248	$1,248	$(157)	$(157)	$3,607

Warrant liability at date of final valuation	$5,231		$2,971		$810		$9,012

Reclassification of warrant liability to additional paid-in-capital	$(5,231)		$(2,971)		$(810)		$(9,012)

Warrant liability at September 30, 2004	$(0)		$0		$0		$0

Interest Expense (Income) from revaluation of warrant liability for nine months ended September 30, 2004		$3,185		$1,557		$(270)	$4,472

NOTE 5. COMMON STOCK

On January 29, 2004, the Company completed a private placement, which involved the sale of units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock.  Each unit was priced at $3.65.  The warrants, which are first exercisable six-months after the closing date, have a five-year term and an exercise price of $5.48 per share.  As a result of this transaction, the Company issued an aggregate of 1,818,332 new shares of common stock and warrants to purchase up to approximately 364,000 shares of common stock.  In connection with this transaction, the Company also issued to certain placement agents warrants to purchase an additional 199,000 shares of common stock.  The Company raised approximately $6.6 million from the private placement.  During the nine months ended September 30, 2004, the Company issued 108,597 shares of common stock pursuant to stock option exercises and issued 91,817 shares of common stock pursuant to warrant exercises.

NOTE 6. ACCRUED LIABILITIES

During the nine months ended September 30, 2004, the Company has recorded approximately $713,000 in interest expense related to liquidated damages of which $299,000 remains as an accrued liability at September 30, 2004.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for the November 2003 and January 2004 private placements.  The Company has offered the participants in the private placements the option of either receiving any amounts due in a cash payment or accepting a reduction to the exercise price of the warrants issued to the participants ranging from 15% to 17%.  The current valuation of $299,000 is based on the cash payout amount.  For those participants electing the warrant exercise price reduction, the Company will record the value of the warrant strike price reduction using the Black-Sholes option pricing model.

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

The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the our products such as the timing of new product introductions by us and by our competitors or our customers’ political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

	THREE MONTHS ENDED SEPTEMBER 30,
Net Product Revenues	2004	2003	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$334	$204	$130	64%
Percentage of total net product revenue	23%	5%
Identification	$941	$3,481	$(2,540)	-73%
Percentage of total net product revenue	66%	84%
Digital Photography	$162	$482	$(320)	-66%
Percentage of total net product revenue	11%	11%
Total net product revenues	$1,437	$4,167	$(2,730)	-66%

Overall product revenues decreased 66% from $4,167,000 for the three months ended September 30, 2003 to $1,437,000 for the corresponding period in 2004.  Revenues related to law enforcement products increased $130,000 for the three months ended September 30, 2004 as compared to the corresponding period in 2003.  This increase is due primarily to increased revenues from implementations of our Crime Capture System (CCS) products.  We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will continue to increase the overall demand for the Company’s law enforcement products and software; however, we cannot predict the timing of the shift in demand.

Identification product revenues decreased 73% from $3,481,000 for the three months ended September 30, 2003 to $941,000 for the corresponding period in 2004.  Domestically, Identification revenues decreased approximately $1,059,000 or 63% for the three months ended September 30, 2004 as compared to the corresponding period in 2003.  This decrease in domestic revenue is reflective of a decrease in project-oriented work and a decrease in boxed software sold through distribution channels.  In mid 2003, we established a master distributor to handle our domestic sales of our EPI line of boxed software.  The master distributor model has not produced the results we anticipated, and we have terminated that arrangement effective June of this year and have re-established direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $1,481,000.  This decrease is a result of actions taken in the fourth quarter of 2003 to reposition our foreign sales offices in Germany and Singapore to lower fixed costs and pursue significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  These offices had historically emphasized the resale of third party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  Revenues from these two offices were $1,481,000 below their levels in the same quarter of 2003, however, fixed costs during the quarter were approximately $433,000 lower than the previous year.  The Company feels that foreign markets served by these offices will embrace the Company’s identification and biometric solutions for large-scale high-end installations.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors. We anticipate that these factors will increase overall demand for our identification products; however, we cannot predict the timing of the shift in demand.

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

Digital Photography product revenues decreased 66% from $482,000 for the three months ended September 30, 2003 to $162,000 for the corresponding period in 2004.  This decrease is due to a reduction in custom contract programming during the three months ended September 30, 2004.

Our backlog of product orders as of September 30, 2004 was approximately $583,000.  At September 30, 2004, we also had maintenance and support backlog of approximately $872,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance Revenues	2004	2003	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$482	$488	$(6)	-1%
Percentage of total net maintenance revenue	85%	83%
Identification	$81	$102	$(21)	-21%
Percentage of total net maintenance revenue	14%	17%
Digital Photography	$8	$0	$8	100%
Percentage of total net maintenance revenue	1%	0%
Total net maintenance revenues	$571	$590	$(19)	-3%

Maintenance revenues decreased 3% from $590,000 for the three months ended September 30, 2003 to $571,000 for the corresponding period in 2004. Law enforcement maintenance revenues decreased 1% or $6,000 for the three months ended September 30, 2004 from $488,000 for the three months ended September 30, 2003 to $482,000 for the corresponding period in 2004.

Identification maintenance revenues decreased 21% or $21,000 for the three months ended September 30, 2004 from $102,000 for the three months ended September 30, 2003 to $81,000 for the corresponding period in 2004. This decrease is due primarily to the shift in our strategy in late 2003 to outsource international service and maintenance for hardware.  This shift has enabled us to reduce costs and focus our resources on expanding our international sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

	THREE MONTHS ENDED SEPTEMBER 30,
Cost of Product Revenues:	2004	2003	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$175	$128	$47	37%
Percentage of Law Enforcement product revenue	52%	63%
Identification	$123	$1,260	$(1,137)	-90%
Percentage of Identification product revenue	13%	36%
Digital Photography	$6	$17	$(11)	-65%
Percentage of Digital Photography product revenue	4%	4%
Total net product revenues	$304	$1,405	$(1,101)	-78%
Percentage of total product revenues	21%	34%

Overall cost of product revenues as a percentage of product revenues decreased from 34% for the three month period ended September 30, 2003 to 21% of product revenues for the corresponding period in 2004. This decrease is due primarily to a change in our product mix with a greater percentage of product revenues being from software.

Cost of product revenues for our Law Enforcement segment increased 37%, or $47,000 from $128,000 or 63% of Law Enforcement product revenues for the three months ended September 30, 2003 to $175,000, or 52% of Law Enforcement product revenues for the corresponding period in 2004.  This decrease, as a percentage of product revenues is due primarily to the larger revenue base to absorb fixed product costs and product mix with a higher percentage of hardware and consumables sales during the three months ended September 30, 2004 as compared to the corresponding period in 2003.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment decreased 90% or $1,137,000 from $1,260,000 or 36% of Identification product revenues for the three months ended September 30, 2003 to $123,000 or 13% of Identification product revenues for the corresponding period in 2004.  The dollar decrease is reflective of lower Identification revenues both domestically and internationally.  The percentage decrease in Identification cost of revenues as a percentage of Identification revenues from 36% for the three months ended September 30, 2003 to 13% for the corresponding period in 2004 is reflective of higher sales of software only solutions during the three months ended September 30, 2004.

Cost of product revenues related to our Digital Photography segment decreased 65% or $11,000 from 17,000 or 4% of Digital Photography product revenues for the three months ended September 30, 2004 to $6,000 or 4% of Digital Photography product revenues for the corresponding period in 2004.  The dollar decrease is reflective of lower Digital Photography revenues during the three months ended September 30, 2004 as compared to the corresponding period in 2003.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance cost of revenues	2004	2003	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$214	$185	$29	16%
Percentage of Law Enforcement maintenance revenue	44%	38%
Identification	$50	$85	$(35)	-41%
Percentage of Identification maintenance revenue	62%	83%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%	—	N/A
Total net maintenance revenues	$264	$270	$(6)	-2%
Percentage of total maintenance revenues	46%	46%

Costs of maintenance revenues decreased 2% from $270,000, or 46% of maintenance revenues, for the three months ended September 30, 2003 to $264,000, or 46% of maintenance revenues, for the corresponding period in 2004. Cost of maintenance revenues in Law Enforcement increased 16%, or $29,000 from $185,000 or 38% of maintenance revenues for the three months ended September 30, 2003 to $214,000 or 44% of maintenance revenues for the corresponding period in 2003. This dollar increase in costs of maintenance revenues is reflective of slightly higher costs paid to third party maintenance service providers and slightly higher costs paid for replacement equipment during the three months ended September 30, 2004 as compared to the comparable period in 2003.  Identification maintenance cost of revenues decreased $35,000 largely due to the shift in strategy to outsource hardware service and maintenance in late 2003.

	THREE MONTHS ENDED SEPTEMBER 30,
Product gross profit (dollars in thousands)	2004	2003	$ Change	% Change

Product gross profit
Law Enforcement	$159	$76	$83	109%
Percentage of Law Enforcement product revenue	48%	37%
Identification	$818	$2,221	$(1,403)	-63%
Percentage of Identification product revenue	87%	64%
Digital Photography	$156	$465	$(309)	-66%
Percentage of Digital Photography product revenue	96%	96%
Total net product revenues	$1,133	$2,762	$(1,629)	-59%
Percentage of total product revenues	79%	66%

Total product gross margin as a percentage of product revenues increased from 66% for the three month period ended September 30, 2003 to 79% of product revenues for the corresponding period in 2004. The overall increase is primarily due to a higher percentage of total revenues coming from the sales of software.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue increased from 37% for the three months ended September 30, 2003 to 48% for the corresponding period of 2004. This increase is due primarily to our product mix containing a high percentage of software during the three months ended September 30, 2004 as compared to the comparable period in 2003, as well as a higher revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased from 64% for the three months ended September 30, 2003 to 87% of Identification product revenues for the corresponding period in 2004.  This increase is due primarily to our product mix containing higher percentages of software than the comparable period in 2003.  The shift in product mix is a result of lower sales in the period of hardware and consumables due to procurement problems experienced during the third quarter of 2004.

Gross margins for the Digital Photography product segment decreased 66% or $309,000, from $465,000 or 96% of Digital Photography product revenues for the three months ended September 30, 2003 to $156,000, or 96% of Digital Photography product revenues for the corresponding period in 2004. The dollar decrease of $309,000 is reflective of our lower custom contract programming in the three months ended September 30, 2004 as compared to the corresponding period in 2003.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance gross profit	2004	2003	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$268	$303	$(35)	-12%
Percentage of Law Enforcement maintenance revenue	56%	62%
Identification	$31	$17	$14	82%
Percentage of Identification maintenance revenue	38%	17%
Digital Photography	$8	$—	$8	-100%
Percentage of Digital Photography maintenance revenue	N/A	N/A
Total net maintenance revenues	$307	$320	$(13)	-4%
Percentage of total maintenance revenues	54%	54%

Gross margins related to maintenance revenues decreased $13,000 from $320,000, or 54% of maintenance revenues for the three months ended September 30, 2003 to $307,000, or 54% of maintenance revenues for the corresponding period in 2004. The dollar decrease is due primarily to slightly higher costs of third party maintenance service providers and slightly higher costs paid for replacement equipment.

	THREE MONTHS ENDED SEPTEMBER 30,
Operating expenses	2004	2003	$ Change	% Change
(dollars in thousands)

General & administrative	$1,145	$1,461	$(316)	-22%
Percentage of total net revenue	57%	31%
Sales and marketing	$1,021	$883	$138	16%
Percentage of total net revenue	51%	19%
Research & development	$615	$509	$106	21%
Percentage of total net revenue	31%	11%
Depreciation and amortization	$176	$219	$(43)	-21%
Percentage of total net revenue	9%	5%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised of salaries and other employee-related costs for executive, financial and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  Such expenses decreased 22%, or $316,000 from $1,461,000 for the three months ended September 30, 2003 to $1,145,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 31% for the three months ended September 30, 2003 to 57% for the corresponding period in 2004.  This percentage increase is reflective of lower total net revenues during the three months ended September 30, 2004 as compared to the corresponding period in 2003.  The dollar decrease of $316,000 is reflective of headcounts reductions at our San Diego, California and Stuttgart, Germany offices as well as lower occupancy costs at our San Diego, California office.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses increased 16%, or $138,000 from $883,000 for the three months ended September 30, 2003 to $1,021,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 19% for the three months ended September 30, 2003 to 51% for the corresponding period in 2004. This percentage increase is reflective of lower total net revenues during the three months ended September 30, 2004 as compared to the corresponding period in 2003.  The dollar increase of $138,000 is due primarily to increased headcount and higher amounts paid to sales consultants offset by lower sales commissions.  The increase in headcount and amounts paid to sales consultants (including lobbyists) reflects both the required resources needed to pursue large project solution opportunities and our commitment to increase our presence in the fast growing area of biometrics.  This is especially true for our traditional Law Enforcement market as well as the fast-paced Identity Management sector.  We anticipate that expenses for sales and marketing will increase through 2004 as we continue to add personnel and resources to meet these opportunities.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 21% or $106,000 from $509,000 for the three months ended September 30, 2003 to $615,000 for the corresponding period in 2004 due primarily to the accelerated development of our new ImageWare Biometric Engine and the web enablement of our CCS product line utilizing contract programming services in conjunction with internal research and development resources.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased $43,000 from $219,000 for the three months ended September 30, 2003 to $176,000 for the corresponding period in 2004. This decrease is due primarily to lower amortization of intangible assets due to such assets being fully amortized and lower depreciation expense related to fixed assets being fully depreciated.

INTEREST (INCOME) EXPENSE, NET.  For the three months ended September 30, 2004, we recognized interest income of $4,000 and interest expense of $3,000. For the three months ended September 30, 2003, we recognized interest income of $713,000 and interest expense of $782,000.  Interest income for the three months ended September 30, 2003 contains $711,000 of interest income related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  Interest expense for the three months ended September 30, 2003 includes approximately of $619,000 of debt discount and deferred financing fee amortization classified as interest expense.  The following table sets forth the major components of net interest expense for the three months ended September 30, 2004 and 2003:

	THREE MONTHS ENDED SEPTEMBER 30,
Components of net interest expense (income):	2004	2003
(dollars in thousands)

Subordinated convertible promissory notes issued March 2003, interest rate 8.5%, due April 15, 2005; principal amount $600,000
Coupon interest rate expense	$—	$13
Amortization to interest expense of note discount related to beneficial conversion feature	—	13
Interest expense from amortization of deferred financing fees	—	7

Senior secured convertible promissory notes issued June 2003, interest rate 12.5% due May 22, 2005, principal amount $4,256,000; (“the New Notes”):
Coupon interest rate expense	—	136
Amortization to interest expense of note discount related to fair value of warrants	—	262
Amortization to interest expense of note discount relating to beneficial conversion feature	—	264
Interest expense from amortization of deferred financing fees	—	73
Other note payable interest expense	3	14

Change in warrant liability classified as interest (income) or expense	—	(711)

Interest expense from incurrence of liquidated damages related to non-timely registration of common stock	—	—

Interest income	(4)	(2)

Net interest (income) expense	$(1)	$69

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

	NINE MONTHS ENDED SEPTEMBER 30,
Net Product Revenues	2004	2003	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$2,022	$964	$1,058	110%
Percentage of total net product revenue	37%	8%
Identification	$3,032	$8,716	$(5,684)	-65%
Percentage of total net product revenue	55%	82%
Digital Photography	$462	$956	$(494)	-52%
Percentage of total net product revenue	8%	9%
Total net product revenues	$5,516	$10,636	$(5,120)	-48%

Total product revenues decreased 48% from $10,636,000 for the nine months ended September 30, 2003 to $5,516,000 for the corresponding period in 2004. Revenues related to law enforcement products increased $1,058,000 for the nine months ended September 30, 2004 as compared to the corresponding period in 2003.  This increase is due primarily to revenues from our implementation of a browser-based, investigative law enforcement system for the New South Wales Police Department and increased sales of our CCS and Face ID products.  We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will continue to increase the overall demand for the Company’s law enforcement products, however, we cannot predict the timing of the shift in demand.

Identification product revenues decreased 65% from $8,716,000 for the nine months ended September 30, 2003 to $3,032,000 for the corresponding period in 2004.  Domestically, Identification revenues decreased approximately $2,193,000, or 52%.  This decrease in domestic revenue is reflective of a decrease in project-oriented work and a decrease in boxed software sold through distribution channels.  In mid 2003, we established a master distributor to handle our domestic sales of our EPI line of boxed software.  The master distributor model has not produced the results we anticipated and we have terminated that arrangement effective June of this year and have re-established direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $3,491,000.   This decrease is a result of actions taken in the fourth quarter of 2003 to reposition our foreign sales offices in Germany and Singapore to lower fixed costs and pursue significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  These offices had historically emphasized the resale of third party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  Revenues from these two offices were $3.491,000 below their levels in the first nine months of 2003, however, fixed costs during the quarter were approximately $1,273,000 lower than the previous year.  The Company feels that foreign markets served by these offices will embrace the Company’s identification and biometric solutions for large-scale high-end installations.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s identification products; however, we cannot predict the timing of the shift in demand.

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

Digital Photography product revenues decreased 52% from $956,000 for the nine months ended September 30, 2003 to $462,000 for the corresponding period in 2004.  This decrease is due to a decrease in custom contract programming during the first nine months of 2004.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance Revenues	2004	2003	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$1,364	$1,668	$(304)	-18%
Percentage of total net maintenance revenue	89%	77%
Identification	$160	$511	$(351)	-69%
Percentage of total net maintenance revenue	10%	23%
Digital Photography	$9	$1	$8	794%
Percentage of total net maintenance revenue	1%	0%
Total net maintenance revenues	$1,533	$2,180	$(647)	-30%

Maintenance revenues decreased 30% from $2,180,000 for the nine months ended September 30, 2003 to $1,533,000 for the corresponding period in 2004.  Law enforcement maintenance revenues decreased 18% or $304,000 for the nine months ended September 30, 2004 from $1,668,000 for the nine months ended September 30, 2003 to $1,364,000 for the corresponding period in 2004. This decrease is due primarily to the expiration of the New York City Police Department service and maintenance contract during the third quarter of 2003.

Identification maintenance revenues decreased 69% or $351,000 for the nine months ended September 30, 2004 from $511,000 for the nine months ended September 30, 2003 to $160,000 for the corresponding period in 2004. This decrease is due primarily to the shift in our strategy in late 2003 to outsource international service and maintenance for hardware.  This shift has enabled the Company to reduce costs and focus its resources on expanding our international sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

	NINE MONTHS ENDED SEPTEMBER 30,
Cost of Product Revenues:	2004	2003	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$515	$544	$(29)	-5%
Percentage of Law Enforcement product revenue	25%	56%
Identification	$819	$3,892	$(3,073)	-79%
Percentage of Identification product revenue	27%	45%
Digital Photography	$39	$46	$(7)	-15%
Percentage of Digital Photography product revenue	8%	5%
Total net product revenues	$1,373	$4,482	$(3,109)	-69%
Percentage of total product revenues	25%	42%

Total cost of product revenues as a percentage of product revenues decreased from 42% for the nine month period ended September 30, 2003 to 25% of product revenues for the corresponding period in 2004. This decrease is due primarily to product mix with a greater percentage of product revenues being from software.

Cost of product revenues for our Law Enforcement segment decreased 5%, or $29,000 from $544,000 or 56% of Law Enforcement product revenues for the nine months ended September 30, 2003 to $515,000, or 25% of Law Enforcement product revenues for the corresponding period in 2004.  This decrease, as a percentage of product revenues is due primarily to the larger revenue base to absorb fixed product costs and product mix with a higher percentage of software sales.  The dollar decrease of $29,000 for the nine month period ended September 30, 2004 as compared with the corresponding period of 2003 despite higher law enforcement product revenues is reflective of an uncharacteristically high percentage of software only solutions.   Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment decreased 79% or $3,073,000 from $3,892,000 or 45% of Identification product revenues for the nine months ended September 30, 2003 to $819,000 or 27% of Identification product revenues for the corresponding period in 2004.  The dollar decrease of $3,073,000 is reflective of lower identification revenues both domestically and internationally in the nine month period ended September 30, 2004 as compared to the corresponding period in 2003.  The decrease in Identification cost of product revenues as a percentage of Identification revenues from 45% for the nine month period ended September 30, 2003 to 27% for the corresponding period in 2004 is reflective of higher sales of software only solutions and procurement problems relating to our primary identification card printer and related print media consumables, which caused significant delays in our ability to ship identification printers and related media.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance cost of revenues	2004	2003	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$599	$622	$(23)	-4%
Percentage of Law Enforcement maintenance revenue	44%	37%
Identification	$134	$317	$(183)	-58%
Percentage of Identification maintenance revenue	84%	62%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	%	%
Total net maintenance revenues	$733	$939	$(206)	-22%
Percentage of total maintenance revenues	48%	43%

Costs of maintenance revenues decreased 22% from $939,000, or 43% of maintenance revenues, for the nine months ended September 30, 2003 to $733,000, or 48% of maintenance revenues, for the corresponding period in 2004. Cost of maintenance revenues in our Law Enforcement segment decreased 4%, from $622,000 or 37% of maintenance revenues for the nine months ended September 30, 2003 to $599,000 or 44% of maintenance revenues for the corresponding period in 2004. This dollar decrease in costs of maintenance revenues is reflective of reduced costs due to the expiration of the New York City Police Department service and maintenance contract in the third quarter of 2003 offset by costs necessary to service our expanding installed base. Identification maintenance cost of revenues decreased $183,000 largely due to the shift in strategy to outsource international hardware service and maintenance in late 2003.

	NINE MONTHS ENDED SEPTEMBER 30,
Product gross profit (dollars in thousands)	2004	2003	$ Change	% Change

Product gross profit
Law Enforcement	$1,507	$420	$1,087	259%
Percentage of Law Enforcement product revenue	75%	44%
Identification	$2,213	$4,824	$(2,611)	-54%
Percentage of Identification product revenue	73%	55%
Digital Photography	$423	$910	$(487)	-54%
Percentage of Digital Photography product revenue	92%	95%
Total net product revenues	$4,143	$6,154	$(2,011)	-33%
Percentage of total product revenues	75%	58%

Total product gross margin as a percentage of product revenues increased from 58% for the nine month period ended September 30, 2003 to 75% of product revenues for the corresponding period in 2004. The overall increase is primarily due to a higher percentage of total revenues coming from the sales of software.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue increased from 44% for the nine months ended September 30, 2003 to 75% for the corresponding period of 2004. This increase is due primarily to our product mix containing uncharacteristically high percentages of software than the comparable period in 2003, as well as a higher revenue base to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased from 55% for the nine months ended September 30, 2003 to 73% of Identification product revenues for the corresponding period in 2004.  This increase is due primarily to our product mix containing higher percentages of software than the comparable period in 2003.  The shift in product mix is a result of lower sales in the period of hardware and consumables due to procurement problems experienced during the nine months ended September 30, 2004.

Gross margins for the Digital Photography product segment decreased 54% or $487,000, from $910,000 or 95% of Digital Photography product revenues for the nine months ended September 30, 2003 to $423,000, or 92% of Digital Photography revenues for the corresponding period in 2004. This decrease of $487,000 results primarily from lower custom contract programming in the nine months ende

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance gross profit	2004	2003	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$766	$1,046	$(280)	-27%
Percentage of Law Enforcement maintenance revenue	56%	63%
Identification	$25	$194	$(169)	-87%
Percentage of Identification maintenance revenue	16%	38%
Digital Photography	$9	$1	$8	794%
Percentage of Digital Photography maintenance revenue	100%	100%
Total net maintenance revenues	$800	$1,241	$(441)	-36%
Percentage of total maintenance revenues	52%	57%

Gross margins related to maintenance revenues decreased $441,000 from $1,241,000, or 57% of maintenance revenues for the nine months ended September 30, 2003 to $800,000, or 52% of maintenance revenues for the corresponding period in 2004. This percentage decrease is due primarily to lower maintenance revenues to absorb fixed maintenance costs.

	NINE MONTHS ENDED SEPTEMBER 30,
Operating expenses	2004	2003	$ Change	% Change
(dollars in thousands)

General & administrative	$3,422	$4,343	$(921)	-21%
Percentage of total net revenue	49%	34%
Sales and marketing	$2,593	$3,020	$(427)	-14%
Percentage of total net revenue	37%	24%
Research & development	$1,969	$1,439	$530	37%
Percentage of total net revenue	28%	11%
Depreciation and amortization	$547	$692	$(145)	-21%
Percentage of total net revenue	8%	5%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised of salaries and other employee-related costs for executive, financial and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 21%, or $921,000 from $4,343,000 for the nine months ended September 30, 2003 to $3,422,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 34% for the nine months ended September 30, 2003 to 49% for the corresponding period in 2004.  This percentage increase is reflective of lower total net revenues during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.  The dollar reduction of $921,000 is reflective of the consolidation of our South Carolina office into our San Diego office combined with headcount reductions at our San Diego, California and Stuttgart, Germany offices and lower occupancy costs at our San Diego, California office.   We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 14%, or $427,000 from $3,020,000 for the nine months ended September 30, 2003 to $2,593,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 24% for the nine months ended September 30, 2003 to 37% for the corresponding period in 2004.  This percentage increase is reflective of lower total net revenues during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.  The dollar decrease of $427,000 is due primarily to reduced headcount and lower sales commissions during the first nine months of 2004, offset slightly in the third quarter by increases in headcount and payments to sales consultants (including lobbyists).  The increase in headcount and amounts paid to sales consultants reflects required resources needed to pursue large project solution opportunities.  The headcount reduction during the first six months of 2004 reflects the consolidation in 2003 of our product lines and sales force under the direction of our San Diego office.  We anticipate that expenses for sales and marketing will increase through 2004 as we continue to add personnel and resources for large project solution sales.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 37% or $530,000 from $1,439,000 for the nine months ended September 30, 2003 to $1,969,000 for the corresponding period in 2004 due primarily to the accelerated development of our new ImageWare Biometric Engine and the web enablement of our CCS product line utilizing contract programming services in conjunction with internal research and development resources.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased $145,000 from $692,000 for the nine months ended September 30, 2003 to $547,000 for the corresponding period in 2004. This decrease is due primarily to lower amortization of intangible assets due to such assets being fully amortized and lower depreciation expense related to fixed assets previously utilized in our South Carolina office, which was closed in June 2003.

INTEREST (INCOME) EXPENSE, NET.  For the nine months ended September 30, 2004, we recognized interest income of $7,000 and interest expense of $5,195,000. For the nine months ended September 30, 2003, we recognized interest income of $2,000 and interest expense of $2,325,000.  Interest expense for the nine months ended September 30, 2004 contains approximately $4,472,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  During June 2004, the Company registered the underlying shares of common stock with the Securities and Exchange Commission.  In accordance with EITF 00-19, there will be no further interest expense or income incurred in conjunction with these warrants.  Interest expense for the nine months ended September 30, 2004 also contains $713,000 in liquidated damages, which were classified as interest expense.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for the November 2003 and January 2004 private placements.  Interest expense for the nine months ended September 30, 2003 includes approximately of $2,264,000 of debt discount and deferred financing fee amortization classified as interest expense and $390,000 classified as interest income related to fair value accounting for our warrant liability.  The following table sets forth the major components of net interest expense for the nine months ended September 30, 2004 and 2003:

	NINE MONTHS ENDED SEPTEMBER 30,
Components of net interest expense (income):	2004	2003
(dollars in thousands)

Senior secured convertible promissory note issued May 22, 2002, interest rate 12.5% due May 22, 2004; Principal amount $2,000,000
Coupon interest rate expense	$—	$199
Amortization to interest expense of note discount related to fair value of warrants		374
Amortization to interest expense of note discount related to beneficial conversion feature		878
Interest expense from amortization of deferred financing fees		267

Secured demand promissory note issued September, 2002, interest rate 12.5%, due upon demand	—	27

Subordinated convertible promissory notes issued March 2003, interest rate 8.5%, due April 15, 2005; principal amount $600,000
Coupon interest rate expense		26
Amortization to interest expense of note discount related to beneficial conversion feature		28
Interest expense from amortization of deferred financing fees		15

Senior secured convertible promissory notes issued June 2003, interest rate 12.5% due May 22, 2005, principal amount $4,256,000; (“the New Notes”):
Coupon interest rate expense		158
Amortization to interest expense of note discount related to fair value of warrants		306
Amortization to interest expense of note discount relating to beneficial conversion feature		308
Interest expense from amortization of deferred financing fees		88

Other note payable interest expense	10	41

Change in warrant liability classified as interest (income) or expense	4,472	(390)

Interest expense from incurrence of liquidated damages related to non-timely registration of common stock	713	—

Interest income	(7)	(2)

Net interest (income) expense	$5,188	$2,323

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had total current assets of $5,846,000 and total current liabilities of $3,185,000, or working capital of $2,661,000. At September 30, 2004, we had available cash of $2,932,000 and $107,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $3,786,000 for the nine month period ended September 30, 2004 as compared to $1,144,000 for the corresponding period in 2003. We used cash to fund net losses of $3,447,000, excluding non-cash expenses (depreciation, amortization, stock based compensation and change in warrant liability) of $5,288,000 for the nine months ended September 30, 2004.  We used cash to fund net losses of $1,831,000, excluding non-cash expenses depreciation, amortization and change in warrant liability) of $2,475,000 for the corresponding period in 2003. For the nine months ended September 30, 2004, we used cash of $364,000 to fund increases in current, intangible and other assets and generated cash of $25,000 through increases in current liabilities and deferred revenues, excluding debt. In the first nine months of 2003, we generated cash of $2,017,000 from reductions in current, intangible and other assets and used cash of $1,330,000 for reductions in current liabilities and deferred revenues, excluding debt.

Net cash used by investing activities was $137,000 for the nine months ended September 30, 2004 as compared to $201,000 for the corresponding period in 2003. For the nine months ended September 30, 2004, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $126,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the nine months ended September 30, 2004, we used cash of approximately $59,000 to repay advances from related stockholders and generated cash of $48,000 through reductions in restricted cash.  For the nine months ended September 30, 2003, we used cash of $162,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $158,000 to repay advances from related stockholders, generated cash of $60,000 through reductions in restricted cash and generated cash of $59,000 from the sale of equipment.

Net cash provided by financing activities was $6,305,000 for the nine month period ended September 30, 2004 as compared to $1,636,000 for the corresponding period in 2003.  For the nine months ended September 30, 2004, we generated cash of $6,054,000 from our issuance of common stock in a private placement.  We also generated cash of $483,000 from the exercise of stock options and stock purchase warrants.   For the nine month period ended September 30, 2004, we used cash of $185,000 for the payment of dividends on our Series B Preferred Stock and used cash of $47,000 for the repayment of notes payable.  For the nine months ended September 30, 2003, we generated cash of $4,856,000 from our issuance of subordinated convertible promissory notes payable offset by $554,000 in debt issuance costs and $2,500,000 for the repayment of notes payable.  We also used cash of $166,000 for the repayment of short-term borrowings under bank line of credit agreements.

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

We believe that our current cash balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. However, because of our concern that currently weak economic conditions may continue, we have taken and continue to take steps to limit our expenses and align our cost structure to our revenues. These steps include, among other things, considering and/or taking steps, as needed, to restructure our business, consolidating our operations, negotiating volume pricing with vendors, centralizing certain services and standardizing products. We recognize that our operating expense levels, including research, development, engineering, selling, marketing, general and administrative expenses, depend on anticipated business activity levels. While research, development, engineering and marketing expenses are based on anticipated investment levels in technology development, product development and market development activities, the appropriate expense levels in selling, general and administrative expenses are dependant on the level of infrastructure required to support our anticipated business volume. We review our business plans periodically to determine the appropriate level of such expenses based on various business factors. In the past we have taken appropriate measures to control our expenses based on business circumstances. In the future we will continue to review our business plans from time to time and make appropriate changes to our expense levels, as we have in the past, to reduce operating expenses where it is advantageous to do so to improve operational efficiencies.

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

RISK FACTORS

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $55.0 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of September 30, 2004, we had an accumulated deficit of approximately $55.0 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of September 30, 2004, the Company had cumulative undeclared dividends of approximately $18,000.

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

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMAGEWARE SYSTEMS, INC.

Date: November 15, 2004	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial
Officer
(on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)