Form 10KSB
period 2004-12-31
IMAGEWARE SYSTEMS INC
filed 2005-03-31
CIK 941685

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period               to               .

Commission File Number

IMAGEWARE SYSTEMS, INC.

(Name of Small Business Issuer in Its Charter)

California	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

10883 Thornmint Road, San Diego, California	92127
(Address of Principal Executive Offices)	(Zip Code)

(858) 673-8600

(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	American Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2004 were $10,523,313.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based on the closing sales price of the issuer’s Common Stock on March 25, 2005 as reported on the American Stock Exchange was approximately $31,787,661.  Excluded from this computation were 283,530 shares of Common Stock held by all current executive officers and directors and 1,490,558 shares held by each person who is known by the registrant to own 5% or more of the outstanding Common Stock.  Share ownership information of certain persons known by the issuer to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of March 25, 2005. Exclusion of shares held by any person or entity should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or the policies of the Registrant.

The number of shares of Common Stock outstanding as of March 25, 2005 was 12,099,397.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits filed with the Small Business Issuer’s Registrant’s Registration Statement on Form SB-2 (333-93131), Registration Statement on Form S-3 (333-64192), and portions of the definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes ☐   No ☒

IMAGEWARE SYSTEMS, INC.

2004 ANNUAL REPORT ON FORM 10-KSB

TABLE OF CONTENTS

PART I

	ITEM 1.	Description of Business

	ITEM 2.	Description of Property

PART II

	ITEM 5.	Market for Common Equity and Related Stockholder Matters

	ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 7.	Financial Statements

	ITEM 8A.	Controls and Procedures

PART III

	ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

	ITEM 10.	Executive Compensation

	ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	ITEM 12.	Certain Relationships and Related Transactions

	ITEM 13.	Exhibits

	ITEM 14.	Principal Accountant Fees and Services

IWS™ Biometric Engine , IWS™ Law Enforcement Suspect ID®,  IWS™ EPI™ Builder®, IWS™ EPI™ Suite®, IDX™, Castleworks®, ImageWare® and IDentifier® for Windows, are registered trademarks of the Company. IWS™ Aviation, IWS™ PC Pro, IWS™ PC Event, IWS™ School Days+, IWS™ ProLab, IWS™ Studio, IWS™ Green Screen, and IWS Picturemore.com™ are trademarks of the Company.

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

ITEM 1. Description of Business.

Overview

ImageWare Systems, Inc. is a global leader in software-based identity management solutions, providing biometric, secure credential, law enforcement and digital imaging technologies. Scalable for worldwide deployment, our biometric product line includes a multi-biometric engine that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes. Our identification products are used to manage and issue secure credentials including national IDs, passports, driver licenses, smart cards and access control credentials. Our digital booking products provide law enforcement with integrated mug shot, fingerprint Livescan and investigative capabilities. We also provide comprehensive digital workflow solutions for the professional photography industry.  The biometric product is now part of all markets addressed by us.  Elements of the biometric product can be used as an investigative tool to law enforcement potentially utilizing multiple biometrics and forensic data elements.  It can also be used to enhance the sale of photography products by locating and identifying individual photographs from a large repository taken at events or vacation visits.

Our biometric product is a core software component of an organizations’ security infrastructure and includes a multi-biometric identity management solution for enrolling, managing and identifying people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government, law enforcement, corporate organizations and even entertainment for identification and verification purposes. Our IWS Biometric Engine is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes. It’s also offered as an Software Development Kit based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications. IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents. It can also be utilized within our law enforcement systems to incorporate any number of various multiple biometrics into one system, as well as within our digital imaging products to enable the entertainment industry such as cruise lines to help increase photo sales.

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images and criminal history records on a stand alone, networked, wireless or web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of seven software modules: A Capture and Investigative Module, which provide a criminal booking system and related database; A Facial Recognition module, which uses biometric facial recognition to identify suspects; and Suspect ID, which facilitates the creation of full-color, photo-realistic suspect composites.  In addition, we offer a Wireless module, which provides access to centrally stored records over the Internet in a connected or wireless fashion, a PDA add-on module which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device, and central repository services which allows for inter-agency data sharing on a local, regional, and/or national level.  We recently added a new Livescan module which incorporates Livescan capabilities into IWS Law Enforcement, providing integrated fingerprint and palmprint biometric management for civil and law enforcement use.

Our ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. Our sales in the digital identification market were initially developed through our acquisitions of ITC, Goddard and G & A (discussed below). Our products in this market consist of IWS EPI Suite, IWS EPI Builder (SDK), Identifier for Windows, ID Card Maker, and IWS Aviation. These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have recently added the ability to incorporate multiple biometrics into the ID systems we offer with the addition of our new IWS Biometric Engine to our product line.

Our Digital Imaging product line consists of a suite of software for the professional photography market. The software provides professional photographers with a complete workflow solution which enables them to digitally capture and manipulate images, create a custom package or layout and store the images with an associated database. They can then print the digital images themselves or send them via the Internet or CD to a professional lab for processing. Our products include IWS PC Pro, IWS PC Event, IWS School Days+, IWS Studio and IWS GreenScreen. Our customers use the software products in a wide variety of ways including retail studio environments, on-location event photography and “picture day” at schools and day care centers. Our software products are sold through a dealer network and directly to major accounts. We also operate an e-commerce service, IWS Picturemore.com, used by professional photographers, labs and mini-labs to allow their customers to order re-prints and various specialty items. Our sales in the digital photography market were initially developed as a result of our acquisition of Castleworks and E-Focus West in August, 2001.

ImageWare Systems, Inc., formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987.  From its inception until 1995, we designed and sold software products for the photo entertainment industry.  In late 1994, we sold our photo entertainment line of products, and utilized our core technologies to develop and sell products to law enforcement agencies.  From 1995 to early 2000 our business consisted of only its law enforcement product line.  We completed our initial public offering in April 2000.  At that time we recognized that our core imaging technology and know-how could be extended into other markets, and we targeted the digital identification market for diversification.  It was a fragmented market which offered us the opportunity to establish market share through an acquisition program.  On August 22, 2000, we acquired Imaging Technology Corporation (“ITC”), a privately held developer of software and software systems for digital identification documents.  On September 29, 2000, we purchased Goddard Technology Corporation (“Goddard”), a privately held developer of software identification badging systems. On March 30, 2001, we purchased substantially all the assets of G & A Imaging Ltd. (“G & A”), a privately held developer of software and software systems for digital identification documents.  These three acquisitions, along with the internal development of digital ID solutions for some of our law enforcement customers, firmly placed us in the market for digital ID software.  In 2001, ID software and systems became our largest product segment.  In 2001 we began a program to consolidate our digital ID businesses and rationalize our costs with respect to that segment.

We identified digital imaging systems for professional photographers as another market into which our core technology and capabilities could be extended.   This too was a fragmented industry which offered the opportunity to establish a significant market position through acquisition. On August 10, 2001, we acquired Castleworks LLC, a Nevada limited liability company (“Castleworks”), and E-Focus West LLC, a Nevada limited liability company (“E-Focus”), privately held providers of digital imaging software and systems for professional photographers.

The terrorist attacks on September 11, 2001 impacted all three of our business segments.  The law enforcement and digital identification markets, although seen as markets which would ultimately benefit from increased spending on security, were negatively impacted in 2002 through 2004 by the tendency for the delay in purchasing decisions, awaiting guidance and funding from the government.  The attacks slowed the economy in general which had a negative impact on our professional photography segment.  As we recognized the impact September 11 was having on our markets we continued our efforts to reduce costs through continued consolidation of our businesses and cost reduction.  In early 2002 we closed our Massachusetts offices and moved the digital ID operations that were housed in that facility into our South Carolina offices.  In late 2002 we closed our Costa Mesa, California facility which housed our professional photography systems business and moved those operations into our facility in San Diego, California.  In mid 2003, we closed our South Carolina offices and moved those operations to our offices in San Diego, California and Ottawa, Canada.  In conjunction with the closing of the South Carolina offices, local South Carolina management chose to leave the Company and establish themselves as a value added reseller of the Company’s technology.  We agreed to sub-lease our South Carolina facilities and sell certain assets including furniture and fixtures, office equipment, and inventory to their new company.  In the fourth quarter of 2003 we took actions to reposition our foreign sales offices to lower fixed costs and pursue significant international ID projects utilizing the Company’s software technologies as our primary differentiator.   These offices had historically emphasized the resale of third party merchandise (hardware and consumables) which generated lower gross margins than software and required significant fixed costs for sales, service and support.   Although these measures have resulted in lower top line revenue in the short term, management believes that we will be able to replace the lost revenue with higher margin software sales while continuing to enjoy the lower fixed costs.

Industry Background

Biometric, Law Enforcement and Public Safety Markets

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

The federal government has promoted the development and use of nationwide criminal history record databases called the Interstate Identification Index (“III”) and the National Crime Information Center (“NCIC”), each consisting of on-line national and regional databases dedicated to serving criminal justice agencies. The Interstate Identification Index is maintained by the FBI and includes persons arrested for felonies or serious misdemeanors. The FBI has indicated that this index will accept photographs in the future. We anticipate that the inclusion of digital images in these databases will increase the value of digital booking systems and the demand for facial recognition applications. Since the September 11, 2001 terrorist attack on the US there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of systems such as ImageWares’ by law enforcement agencies at all levels.

We anticipate significant state and federal funding to be made available to law enforcement with the creation of the Department of Homeland Security .

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

ID systems have historically been sold based upon the cost-savings digital systems offer over traditional photo-based systems. We believe that the ability to easily capture images and data in a digital database and to enable immediate and widespread access to that database for remote identification/verification will be a functionality that customers will require in the future and that such functionality will be the primary driver for future growth within this market. With the acquisitions of ITC, Goddard and G & A, we are able to provide field-proven digital ID products with high quality reference accounts across the board in terms of size and complexity of systems and user requirements. When combined with the proven biometric and web capabilities we currently offer, we believe we can provide a leading product offering into the ID market.

As with our law enforcement product offering, we believe that the September 11, 2001 terrorist attacks and subsequent creation of the Homeland Defense Department will accelerate the adoption of digital identification systems that can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges.

Digital Photography Market

We believe our technology also has potential applications in markets related to professional photography. Professional photographers, studios and labs can use our software to capture digital photos of subjects, allow re-touching of photos, manipulate the photos to change light, color, etc. and combine them with other photos, templates and text to create custom collages.  In addition our professional photography customers can gain significant efficiencies from the work flow capabilities built into our products.

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

Products and Services

Biometrics

We categorize our products and services into four basic markets: (1) Biometrics, (2) Law Enforcement and Public Safety, (3) Identification and (4) Digital Photography. Our biometric product line consists of the following:

IWS BIOMETRIC ENGINE.  This is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes. Searches can be 1:1 (verification), 1:N (identification) and X:N (investigative). IWS Biometric Engine is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, DNA, signature, voice, 3D face and retina. IWS Biometric Engine is a second-generation solution from ImageWare Systems that is based on field-proven ImageWare technology solutions that have been used to manage millions of biometric records since 1997 and is ideal for a variety of applications including: criminal booking, background checks (civil and criminal), watch list, visa/passport and border control (air, land and sea) and even entertainment.

IWS Biometric Engine is scalable, and biometric images and templates can be enrolled either live or offline.   Because it stores the enrolled images, a new algorithm can be quickly converted to support new or alternate algorithms and capture devices.  IWS Biometric Engine additionally has a full-featured SDK that allows it to readily integrate with existing applications.

Law Enforcement and Public Safety

We believe our integrated suite of software products significantly reduces the inefficiencies and expands the capabilities of traditional booking and mugshot systems. Using our products, an agency can create a digital database of thousands of criminal history records, each including one or more full-color facial images, finger and palm prints, text information and images of other distinctive physical features such as scars, marks and tattoos. This database can be quickly searched using text queries or by using our biometric facial recognition or AFIS technology which can compare biometric characteristics of an unknown suspect with those in the database.

Our investigative software products can also be used to create, edit and enhance digital images and to search databases of other agencies to which our customers have access.

Our IWS Law Enforcement solution consists of software modules, which may also be purchased individually. The IWS Law Enforcement Capture and Investigative module make up our booking system and database. Our add-on modules include Livescan, Facial Recognition, Suspect ID, a Wireless module, and a PDA add-on module.

IWS LAW ENFORCEMENT. IWS Law Enforcement is a digital booking, identification and investigative solution that enables users to digitally capture, search, store and retrieve images and demographic data including mug shots, scars, marks and tattoos (SMTs) and fingerprints. Law enforcement can submit fingerprint data directly to the State AFIS, FBI criminal repository, or other agencies as required. Additional features and functionality include real-time access to images and data, creation of digital composite sketches, photo lineups, and production of identification cards and credentials IWS Law Enforcement also uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records management system or an automated fingerprint identification system.

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

LIVESCAN. This software module is FBI certified which complies with the FBI Integrated Automated Fingerprint Identification System (IAFIS) Image Quality Specifications (IQS) while utilizing the latest FBI certified Livescan device from most major vendors. Livescan allows users to capture single to ten prints and palm data, providing an integrated biometric management for civil and law enforcement use. By adding Livescan capabilities, law enforcement organizations further enhance the investigative process by providing additional identifiers to identify suspects involved in a crime.  In addition, officers no longer need to travel to multiple booking stations to capture fingerprints and mug shots.  All booking information including images will be located at a central designation and can be routed to the State AFIS or the FBI criminal history record repository.

INVESTIGATIVE. This software module allows users to search the database created with IWS Law Enforcement. Officers can conduct text searches in many fields, including file number, name, alias, distinctive features, and other information such as gang membership and criminal history. The Investigative module creates a catalogue of possible matches, allowing officers or witnesses to save time by looking only at mugshots that closely resemble the description of the suspect. This module can also be used to create a line-up of similar facial images from which a witness may identify the suspect.

FACIAL RECOGNITION. This software module uses biometric facial recognition and retrieval technology to help authorities identify possible suspects. Images taken from surveillance videos, digital sketches or photographs can be searched against a digital database of facial images to retrieve any desired number of faces with similar characteristics. This module can also be used at the time of booking to identify persons using multiple aliases. Using biometrics-based technology, the application can search through thousands of facial images in a matter of seconds, reducing the time it would otherwise take a witness to flip through a paper book of facial images that may or may not be similar to the description of the suspect. The Facial Recognition module then creates a selection of possible matches ranked in order of similarity to the suspect, and a percentage confidence level is attributed to each possible match. The application incorporates search engine technology which we license from various facial recognition algorithm providers.

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

WIRELESS. The Wireless module enables authorized personnel to access and search a county’s booking records stored in IWS Law Enforcement through a standard web browser from within the county’s intranet. This module allows remote access to the IWS Law Enforcement database without requiring the user to be physically connected to the customer’s network. This application requires only that the user have access to the Internet and authorization to access the county’s intranet.

PDA. The PDA module is a powerful investigative tool that allows officers to access IWS Law Enforcement booking photos and related data in the field on a handheld Pocket PC compatible device.

Identification

Our Digital Identification Products consist of the following products:

IWS EPI SUITE. This is an ID software solution for producing, issuing, and managing secure credentials and personal identification cards. Users can efficiently manage large amounts of data, images and card designs, as well as track and issue multiple cards per person; automatically populate multiple cards, eliminating redundant data entry, IWS EPI Suite was designed to integrate with our customers’ existing security and computing infrastructure. We believe that this compatibility may be an appealing feature to corporations, government agencies, transportation departments, school boards, and other public institutions.

IWS EPI BUILDER. This is a software developer’s kit and a leading secure credential component of identity management and security solutions, providing all aspects of ID functionality from image and biometric capture to the enrollment, issuance and management of secure documents. It contains components which developers or systems integrators can use to support and produce secure credentials including national IDs, passports, International Civil Aviation Office (ICAO)-compliant travel documents, smart cards and driver licenses. IWS EPI Builder enables organizations to develop custom identification solutions or incorporate sophisticated identification capabilities into existing applications including the ability to capture images, biometric and demographic data; enable biometric identification and verification (1:1 and 1:X) as well as support numerous biometric hardware and software venders. It also enables users to add electronic identification functionality for other applications, including access control, tracking of time and attendance, point of sale transactions, human resource systems, school photography systems, asset management, inventory control, warehouse management, facilities management and card production systems.

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

Digital Photography

Our professional photographer products consist of the following products:

IWS PC PRO.  This software allows professional photographers to reduce, enlarge, crop, retouch, density-correct, color balance, manipulate, adjust and change digital photos. Users can also create multi-image compositions and design layouts. This software allows a photographer to create collages and layouts, along with personalized text or graphics. Photos can be rendered for output to printers or for posting to a photographer’s website. This software is used by photographers for a variety of uses including for taking pictures in the studio of individuals and families.

IWS PC EVENT.  This software allows for on location event photography such as sporting events, team photos and dances. Images can be outputted at the remote site, a photographer’s studio or a centralized lab facility.

IWS SCHOOL DAYS+.  This software allows professional photographers who market their services to schools to efficiently capture students’ images and associated text. Then the images can be printed or sent to a lab for processing via CD or the Internet. Also the images can be used for ID badges, class rosters and other associated uses. A photographer can also use the capture module to photograph dances and other events.

IWS STUDIO – The software allows for a seamless workflow of digital images in a studio environment.  A professional photographer or their staff captures an image using a digital camera, transfers the image into the presentation software where it is reviewed with the customer and added to a package or order, then printed on-site or output to a lab for touch-up and printing.  The product includes a database for order tracking and customer information.  That database can be used in a stand-alone mode or integrated with point-of-sale, accounting or other management software.

IWS GREEN SCREEN.  This software is a plug-in option to both IWS PC PRO and IWS PC EVENT that allows for the digital capture of images against a blank “green screen” background so that the image can be digitally transposed onto a fantasy layout.

IWS PICTUREMORE.COM.  IWS Picturemore.com is an easy-to-use online photo management and fulfillment workflow solution that enables the customers of professional photographers, professional labs and mini-labs to view, and order high-quality pictures and photo gifts online. Photographers and labs have the flexibility to customize their site to reflect their corporate image, enhancing customer loyalty and increasing sales

Maintenance and Customer Support

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

Software Customization and Fulfillment

We directly employ computer programmers and also retain independent programmers to develop our software and perform quality control. We provide customers with software that we specifically customize to operate on their existing computer system. We work directly with purchasers of our system to ensure that the system they purchase will meet their unique needs. We configure and test the system either at our facilities or on-site and conduct any customized programming necessary to connect the system with any legacy systems already in place.  We can also provide customers with a complete computer hardware system with our software already installed and configured. In either case, the customer is provided with a complete turnkey solution which can be used immediately. When we provide our customers with a complete solution including hardware, we use off-the-shelf computers, cameras and other components purchased from other companies such as IBM or Hewlett Packard. Systems are assembled and configured either at our facilities or at the customer’s location.

Our Strategy

Key elements of our strategy for growth include the following:

Penetrate the Biometrics, Access Control and Identification Markets

We believe security issues are becoming increasingly important among public agencies, corporations, hospitals, universities and similar organizations. We believe that the September 11, 2001 terrorist attacks and the subsequent establishment of the Department of Homeland Security and the movement by governments around the world to authenticate the identity of their citizens will accelerate the adoption of digital identification systems that can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges. Using our products, an organization can create secure credentials that correspond to images in a digital database. A border guard or customs agent can stop an individual and quickly and accurately check his identity against a database of authorized persons, and either allow or deny access as required. Our technology can also be applied in other markets to facilitate activities such as federal identification mandates while complying with personal identification verification standards (HSPD-12), licensing, voter registration, immigration control and welfare fraud identification.

We believe that biometric identifiers are becoming recognized and accepted as integral components to the identification process.  As biometric technologies (facial recognition, fingerprint, iris, etc) are adopted, identification systems must be updated to enable their use in the field.  We have built our solutions to enable the incorporation of one or multiple biometrics, which can be associated with a record and stored both in a database and on a card for later retrieval and verification without regard to the specific hardware employed.  We believe the increasing demand for biometric technology will drive demand for our solutions which enable their use by end users.  Our identification products are built to accommodate the use of biometrics.

Fully Exploit the Expanding Law Enforcement and Public Safety Markets

We intend to use our successful installations with customers such as the Arizona Department of Public Safety, New South Wales Police, and the Los Angeles County Sheriff’s Department as reference accounts and to aggressively market IWS Law Enforcement as a superior technological solution. The majority of our recent sales have been and will be from sales of IWS Law Enforcement.  Our recent addition of the Livescan module to IWS Law Enforcement will enhance its functionality and value to the law enforcement customer as well as increase the potential revenue the Company can generate from a system sale.  We will focus our sales effort in the near term to establish IWS Law Enforcement as the integrated mug shot and Livescan system adopted in as many countries, states and large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer’s region and in neighboring regions. In addition, we plan to market our integrated investigative modules to the customer, including the Facial Recognition and Wireless modules, Suspect ID, Wireless module, and PDA module. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenues from sales of those modules, will also grow.

Acquire Businesses That Enhance Our Strategic Position

We may acquire additional businesses that will complement our growth strategy and enhance our competitive position in our current markets and other markets that utilize our core imaging technology.

Expand into Related Applications within the Law Enforcement and Public Safety Markets

Our products can provide solutions to law enforcement and public safety agencies beyond our core application of police booking systems and related investigative products with minimal adaptation. The technology behind our IWS Law Enforcement product line can be used to create databases of missing children and to compare the facial image of a lost child to the images in the database. Our system can be used to help correctional facilities track and control inmates as well as facilitate inmate release. Gun sellers could use our products to access available criminal databases and help prevent the sale of guns to ineligible persons. Our technology can be used to monitor persons on parole or probation without requiring them to travel to their parole or probation officer. We anticipate that a parolee or probationer will be able to have his photograph taken in a specially-designed kiosk which uses biometrics-based technology to identify the person and inform his parole or probation officer of his location.

Develop the Internet and Wireless Capabilities Of Our Products

One of our latest software modules, the Wireless module, allows users to use the Internet or secure intranets to conduct investigative searches of digital booking systems. This module includes the most frequently used investigative features of IWS Law Enforcement to allow users to retrieve single images, conduct searches based on one or more parameters, create digital line-ups and print retrieved records. We are also currently developing an Internet-based version of Facial Recognition that will allow investigators to use the Internet to compare the digital image of an unknown suspect with a database of images using biometrics-based technology. Our Internet products will allow users to quickly access and share images via the Internet while maintaining the security and integrity of databases, thereby encouraging the widespread dissemination and sharing of criminal information among law enforcement agencies. Since the September 11, 2001 terrorist attacks there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of digital booking technology with Internet and wireless capabilities by law enforcement agencies at all levels.

We are also developing wireless PDA capabilities into our products. Public agencies as well as private sector customers require information to be available from remote locations. The PDA module is our first handheld application which can operate in the field on Pocket PC compatible devices and accompany users wherever they are located. In order to facilitate the transfer of records and information retrieval tools to employees in the field, we plan to develop technology in cooperation with wireless communications companies that will allow our products in the field to operate over wireless systems.

As part of the acquisition of Castleworks, we acquired IWS PictureMore.com. This web service allows professional photographers, labs, mini-labs or ImageWare PAL lab members to use the Internet to increase their revenues by posting photos of their customers for re-orders, additional copies or orders from friends and relatives. IWS PictureMore.com collects the payments, uses a professional lab to fulfill the orders and ships the products to the consumer. In return we receive a fee based upon the revenue collected.

Enhance Our Position In The Professional Digital Photography Market

We believe that the rate at which professional photographers, photo labs and studios are transitioning from traditional film based photography to digital imaging is growing. This growth generates a demand for software solutions to manage the customer information and create the output layout and images. Further, we believe that we have established a solid base of customers for our software, and we intend to exploit the market growth and demand for software. Our software and systems allow professional photographers to quickly and easily take photos and create a database of information that can be sent to labs for processing. The labs can also use our software for helping to manage the orders from the photographers. In this process, it is possible for both labs and photographers to save money.

Sales and Marketing

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. We have sales and account representatives based in Canada and Germany, and domestically in Florida, Virginia, Maryland, Texas, Pennsylvania, and California.  Geographically, our sales and marketing force consists of 16 persons in the United States, 1 person in Canada and 1 person in Germany.

We sell through a direct sales organization which is supported by the marketing organization.  Our sales professionals are supported by our technical experts who are available by telephone and conduct on-site customer presentations.

The typical sales cycle for IWS Biometric Engine and IWS Law Enforcement includes a pre-sale process to define the potential customer’s needs and budget, an on-site demonstration and conversations between the potential customer and existing customers. Government agencies are typically required to purchase large systems by including a list of requirements in a Request For Proposal, known as an “RFP,” and by allowing several companies to openly bid for the project by responding to the RFP. If our response is selected, we enter into negotiations for the contract and, if successful, ultimately receive a purchase order from the customer. This process can take anywhere from a few months to over a year.

Our Biometric and ID products are also sold to large integrators, direct via our sales force and to end users through distributors. Depending on the customer’s requirements, there may be instances that require an RFP. The sales cycle can vary from a few weeks to a year.

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

We promote our products through trade journal advertisements, direct mail and attendance at industry trade shows, including those sponsored by the Biometric Consortium, International Association for Biometrics, American Association of Motor Vehicle Administrators, International Association for Identification, American Society of Industrial Security and the International Association of Chiefs of Police. In the professional photography market, we also attend the Professional Photographers’ Association and the Photography Marketing Association trade shows. We also target other media through public relations efforts, including non-industry publications, daily newspapers, local and national news programs, and television programs related to law enforcement. Articles regarding our products have appeared in Business Week, Los Angeles Times, Chicago Tribune, The Wall Street Journal and a number of other publications.

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

Customers

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. The customer base for our digital identification systems includes domestic and foreign government agencies, universities, airports, and private sector companies, many of which are Fortune 500 or Fortune 1000 companies. Customers for our IWS Law Enforcement products may be customers for our identification systems as well. Our current customer base for digital photography systems includes professional photographers, labs and studios in the US and Canada.  In 2004 and 2003, there were no customers who accounted for more than 10% of our revenues.

Competition

The Law Enforcement And Public Safety Markets

Due to the fragmented nature of the law enforcement and public safety market and the modular nature of our product suite, we face different degrees of competition with respect to each IWS Law Enforcement module. We believe the principal basis on which we compete with respect to all of our products are:

•              the unique ability to integrate our modular products into a complete biometric, livescan, imaging and investigative system;

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

Identification Markets

Due to the breadth of our software offering in the secure ID market space, we face differing degrees of competition in certain market segments. The strength of our competitive position is based upon:

•                                          our strong brand reputation with a customer base which includes small and medium sized businesses, Fortune 500 corporations and large government agencies;

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

Biometric Market

The market to provide biometric systems to the identity management market is evolving and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

•                                          our unique ability to provide a system which enables the enrollment, management and authentication of multiple biometrics managing population databases of unlimited sizes ;

•                                          searches can be 1:1 (verification), 1:N (identification) and X:N (investigative).;

•                                          the system is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, DNA, signature, voice, 3D face and retina;

Our multi biometric product faces competition from Ireland based Daon, and French based Sagem neither of which have offerings with the scope and flexibility of our IWS Biometric Engine.

Digital Photography Market

The market to provide digital systems to the professional photography market is evolving and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

•                                          a strong product mix comprised of applications for photographers, labs and studios;

•                                          our dealer and lab network;

•                                          our support and training infrastructure;

•                                          our ability to offer a package including software and our web hosting service; and

•                                          the usability and functionality of our products.

Our software faces competition from Express Digital Inc., Photolynx and Australian based Pixel Photographies.

Intellectual Property

We rely on trademark, patent, trade secret and copyright laws and confidentiality and license agreements to protect our intellectual property. We have several unregistered and federally registered trademarks including the trademark ImageWare, as well as trademarks for which there are pending trademark registrations with the United States, Canadian and other International Patent & Trademark Offices.  We hold several issued patents and have several other patent applications pending for elements of our products.  We license and depend on intellectual property from third parties for our biometric products and modules which utilizes third party biometric encoding and matching technologies.

Research and Development

Our research and development team is made up of 23 programmers, engineers and other employees. We also contract with outside programmers for specific projects as needed. We spent approximately $ 2.6 million and $1.9 million on research and development in 2004 and 2003, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the law enforcement, identification and digital photography markets.

Employees

As of March 15, 2005, we had a total of 83 full-time employees. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

RISK FACTORS

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $55.9 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of December 31 2004, we had an accumulated deficit of $55.9 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS AND PRIVILEGES THAT ARE SENIOR TO THE COMMON STOCK, AND WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET VALUE OF THE COMMON STOCK.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of December 31, 2004, the Company had cumulative undeclared dividends of approximately $9,000.

WE DEPEND UPON A SMALL NUMBER OF LARGE SYSTEM SALES RANGING FROM $500,000 TO IN EXCESS OF $2,000,000, AND WE MAY FAIL TO ACHIEVE ONE OR MORE LARGE SYSTEM SALES IN THE FUTURE.

In the past three years we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $500,000 to $2,000,000. As a result, if we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters our operating results may be below the expectations of securities analysts and investors, in which case the market price of our common stock may decrease significantly.

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

WE OCCASIONALLY RELY ON SYSTEMS INTEGRATORS TO MANAGE OUR LARGE PROJECTS, AND IF THESE COMPANIES DO NOT PERFORM ADEQUATELY, WE MAY LOSE BUSINESS.

We are occasionally a subcontractor to systems integrators who manage large projects that incorporate our systems, particularly in foreign countries. We cannot control these companies, and they may decide not to promote our products or may price their services in such a way as to make it unprofitable for us to continue our relationship with them. Further, they may fail to perform under agreements with their customers, in which case we might lose sales to these customers. If we lose our relationships with these companies, our business may suffer.

WE HAVE U.S. AND FOREIGN PATENT PROTECTION FOR ELEMENTS OF CERTAIN OF OUR PRODUCTS, AND HAVE PATENT APPLICATIONS IN PROCESS, HOWEVER, A COMPETITOR MAY STILL BE ABLE TO REPLICATE OUR TECHNOLOGY.

Our business is based in large part on our technology, and our success depends in part on our ability and efforts to protect our intellectual property rights. If we do not adequately protect our intellectual property through copyrights, patents and various trade secret protections afforded to us by law, our business will be seriously harmed. We have patent protection for elements of certain of our products and patent applications on file.

We license certain elements of our trademarks, trade dress, copyrights, patents and other intellectual property to third parties. We attempt to ensure that our rights in our trade names and the quality of third party uses of our names are maintained by these third parties. However, these third parties may take actions that could significantly impair the value of our intellectual property and our reputation and goodwill.

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

WE HAVE ACQUIRED SEVERAL BUSINESSES AND FACE RISKS ASSOCIATED WITH INTEGRATING THESE BUSINESSES AND POTENTIAL FUTURE BUSINESSES THAT WE MAY ACQUIRE.

We completed the acquisitions of several companies, and we plan to continue to review potential acquisition candidates.  Our business and our strategy includes building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

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

ITEM 2. Description of Property.

Our corporate headquarters are located in San Diego, California where we occupy approximately 16,000 square feet of office space and approximately 1,000 square feet of warehouse space. Our lease for this facility continues through September 2006 at a cost of approximately $18,200 per month. We occupy approximately 26,685 square feet of office space in Stuttgart, Germany until September 2006 at a cost of approximately $21,000 per month. We occupy 10,000 square feet in Gatineau, Province of Quebec. These premises are leased until May 2006 at a cost of approximately $13,000 per month. We previously occupied approximately 5,500 square feet in Greenville, South Carolina. These premises are leased until December 2006 at a cost of approximately $5,400 per month.  In July 2003, we sublet this property at a rate of approximately $5,400 per month through December 2006.  We have under lease approximately 4,489 of office space in Costa Mesa, California at a cost of approximately $10,500 per month. These premises are leased until July 2005. In the fourth quarter of 2002, we moved this operation to our San Diego, California office and in May 2003, we sublet this property at approximately $7,100 per month through July 2005.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our Common Stock is quoted under the symbol “IW” on the American Stock Exchange.

The following table sets forth the high and low sales prices for our Common Stock as reported by the American Stock Exchange for each quarter in 2003 and 2004:

2003 Fiscal Quarters	High	Low
First Quarter	$3.250	$1.800
Second Quarter	$2.990	$1.750
Third Quarter	$2.830	$1.750
Fourth Quarter	$3.600	$1.800

2004 Fiscal Quarters	High	Low
First Quarter	$5.250	$2.850
Second Quarter	$5.320	$1.920
Third Quarter	$2.990	$1.960
Fourth Quarter	$3.550	$2.190

There is no public trading market for our preferred stock.

Holders.

As of March 25, 2005 there were approximately 2,033 holders of record of our Common Stock.

Dividends.

We have never declared or paid dividends on our Common Stock and do not anticipate paying any cash dividends on our shares of Common Stock in the foreseeable future. We are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of December 31, 2004, the Company had cumulative undeclared dividends of approximately $9,000.

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information
As of December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 1994 Employee Stock Option Plan	111,750	$2.15	0
1994 Nonqualified Stock Option Plan	2,465	$8.39	0
1999 Stock Option Plan	243,500	$2.42	105,560
Equity compensation plans not approved by security holders 2001 Equity Incentive Plan	753,797	$3.01	137,566
Total	1,111,512	$2.81	243,126

Plan Descriptions:

2001 Equity Incentive Plan:  For a summary of the material terms of the 2001 Equity Incentive Plan, please see Note 11 to the financial statements included in this annual report on Form 10-KSB.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under “Risk Factors” herein.  Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Allowance for doubtful accounts

Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was $1,950,000, net of allowance for doubtful accounts of $303,000 as of December 31, 2004.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to $6,062,000 as of December 31, 2004.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.  Completion of our initial impairment test indicated there was no goodwill impairment.  We also performed our annual impairment review as of December 31, 2003 and 2004 based upon our 2004 and 2005 operating plans, respectively.  This annual impairment review indicated there was no goodwill impairment.  Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Our reporting units are Law Enforcement, Identification and Digital Photography. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.  There can be no assurance that goodwill impairment will not occur in the future.

The Company accounts for long-lived assets in accordance with the provisions of SFAS no. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset.  Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.  We recorded no impairment losses for long-lived or intangible assets during the twelve months ended December 31, 2004 or 2003.

The selected statement of operations data and balance sheet data presented below set forth a summary of data relating to our results of operations. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

STATEMENT OF OPERATIONS DATA:

	Year Ended December 31,
	2004	2003
Revenues	$10,523,313	$16,233,458
Cost of revenues	$3,581,842	$7,382,436
Gross profit	$6,941,471	$8,851,022
Operating expenses	$11,595,284	$12,771,986
Loss from operations	$(4,653,813)	$(3,920,964)
Interest expense (income), net	$5,172,426	$6,960,140
Other expense, net	$(187,640)	$(207,046)
Loss before income taxes	$(9,638,599)	$(10,674,058)
Income taxes	$—	$61,735
Net loss	$(9,638,599)	$(10,735,793)
Basic (loss) per share:
Net loss	$(0.83)	(1.81)
Weighted-average shares (basic and diluted)	11,739,819	5,953,801

	Year Ended December 31,
	2004	2003
BALANCE SHEET DATA:
Cash	$2,911,765	$578,093
Restricted cash	$106,000	$155,215
Accounts receivable, net	$1,797,120	$1,449,968
Inventories	$1,096,796	$804,526
Other current assets	$247,548	$204,065
Property and equipment, net	$510,270	$634,966
Other assets	$627,796	$571,199
Intangibles, net	$764,125	$1,120,675
Goodwill	$5,297,627	$5,297,627
Total assets	$13,359,047	$10,816,334
Total current liabilities	$4,281,140	$3,311,964
Long-term liabilities	$811,688	$4,192,605
Total liabilities	$5,092,828	$7,504,569
Total shareholders’ equity	$8,266,219	$3,311,765

YEARS ENDED DECEMBER 31, 2004 AND 2003

The following management’s discussion and analysis or plan of operation is based upon our Law Enforcement, Identification and Digital Photography segments.

	TWELVE MONTHS ENDED DECEMBER 31,
Net Product Revenues	2004	2003	$ Change	% Change
Product revenues:
Law Enforcement	$2,541,208	$1,139,083	$1,402,125	123%
Percentage of total net product revenue	30%	8%
Identification Group	$5,197,051	$11,155,285	$(5,958,234)	(53)%
Percentage of total net product revenue	61%	83%
Digital Photography	$721,183	$1,176,261	$(455,078)	(39)%
Percentage of total net product revenue	9%	9%
Total net product revenues	$8,459,442	$13,470,629	$(5,011,187)	(37)%

Product revenues decreased 37% from $13,471,000 for the year ended December 31, 2003 to $8,459,000 for the corresponding period in 2004. Product revenues related to our Law Enforcement products increased 123% from $1,139,000 for the year ended December 31, 2003 to $2,541,000 for the corresponding period in 2004.  This increase is due primarily to revenues from our implementations of a browser-based, investigative law enforcement system for the New South Wales Police Department and increased sales of our CCS and Face ID products.   We believe that recent increases in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases. We also believe that government agencies and private entities will react to the increased terrorism by reevaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s products, however, we cannot predict the timing of the shift in demand.

Product revenues from Identification card systems, software and related consumables decreased 53% from $11,155,000 for the year ended December 31, 2003 to $5,197,000 for the corresponding period in 2004. Domestically, Identification product revenues decreased approximately $1, 059,000, or 23%.  The decrease in domestic revenue is reflective of decrease in project-oriented work and a decrease in boxed software sold through distribution channels.  In mid 2003, we established a master distributor to handle our domestic sales of our EPI line of boxed software.  The master distributor model did not produce the results we anticipated, and we have terminated that arrangement effective June 2004 and have re-established direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $4,899,000.  This decrease is a result of actions taken in the fourth quarter of 2003 to reposition our foreign sales offices in Germany and Singapore to lower fixed costs and pursue significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  These offices had historically emphasized the resale of third-party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  Revenues from these two offices were $5,240,000 below their levels in 2003; however fixed costs during this period were approximately $1,792,000 lower than the previous year.  Management feels that foreign markets served by these offices will embrace our identification and biometric solutions for large-scale high-end installations.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors.  We anticipate that these factors will continue to increase overall demand for our Identification products, however, we cannot predict the timing of the shift in demand.

Revenues related to our Digital Photography products decreased 39% or $455,000 for the twelve months ended December 31, 2004 as compared to the corresponding period in 2003.  This decrease is due primarily to lower revenues from custom contract programming during the twelve months ended December 31, 2004 as compared to the corresponding period in 2003.

Our backlog of product orders as of December 31, 2004 was approximately $2,141,000.  At December 31, 2004, we also had maintenance and support backlog of approximately $808,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	TWELVE MONTHS ENDED DECEMBER 31,
Maintenance Revenues	2004	2003	$ Change	% Change
Maintenance revenues :
Law Enforcement	$1,844,533	$2,133,918	$(289,385)	(14)%
Percentage of total net maintenance revenue	89%	77%
Identification Group	$197,951	$628,387	$(430,436)	(68)%
Percentage of total net maintenance revenue	10%	23%
Digital Photography	$21,387	$524	$20,863	3981%
Percentage of total net maintenance revenue	1%	0%
Total net maintenance revenues	$2,063,871	$2,762,829	$(698,958)	(25)%

Maintenance revenues decreased 25% from $2,763,000 for the year ended December 31, 2003 to $2,064,000 for the corresponding period in 2004. Maintenance revenues related to Law Enforcement products decreased 14% from $2,134,000 for the year ended December 31, 2003 to $1,845,000 for the corresponding period in 2004. This decrease is due primarily to the expiration of the New York City Police Department service and maintenance contract during the third quarter of 2003 offset by the expansion of our installed base in the Law Enforcement market.

Maintenance revenues related to Identification products decreased $430,000, or 68% for the year ended December 31, 2004 from $628,000 or the year ended December 31, 2003 to $198,000 for the corresponding period in 2004.  This decrease is due primarily to the shift in our strategy in late 2003 to outsource international service and maintenance for hardware.  This shift has enabled the Company to reduce costs and focus its resources on expanding our international sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

Our increase in Digital Photography maintenance revenues of $21,000 for the twelve months ended December 31, 2004 as compared to the corresponding period in 2003 is reflective of software maintenance services on custom contract programming projects completed in 2004.

	TWELVE MONTHS ENDED DECEMBER 31,
Cost of product revenues	2004	2003	$ Change	% Change
Cost of Product Revenues:
Law Enforcement	$806,126	$711,042	$95,084	13%
Percentage of Law Enforcement product revenue	32%	62%
Identification Group	$1,678,919	$5,415,764	$(3,736,845)	(69)%
Percentage of Identification Group product revenue	32%	49%
Digital Photography	$115,934	$53,920	$62,014	115%
Percentage of Digital Photography product revenue	16%	5%
Total product cost of revenues	$2,600,980	$6,180,726	$(3,579,746)	(58)%
Percentage of total product revenues	31%	46%

Total cost of product revenues as a percentage of product revenues decreased from 46% for the twelve month period ended December 31, 2003 to 31% of product revenues for the corresponding period in 2004.  This decrease is due primarily to product mix with a greater percentage of product revenues being from software.

Cost of product revenues for our Law Enforcement segment increased 13% or $95,000 from $711,000 or 62% of Law Enforcement product revenues for the year ended December 31, 2003 to $806,000 or 32% of Law Enforcement product revenues for the corresponding period in 2004.  The dollar increase is reflective of higher Law Enforcement product revenues for the twelve months ended December 31, 2004 as compared to the comparable period in 2003.  The percentage decrease, as a percentage of Law Enforcement product revenues, is due primarily to the larger revenue base to absorb fixed product costs and a product mix with an uncharacteristically high percentage of software only solutions.  Fixed product costs are comprised primarily of personnel and contract programming costs related to customization and integration.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Costs of Identification products decreased 69% from $5,416,000, or 49% of Identification product revenue, for the twelve months ended December 31, 2003 to $1,679,000, or 32% of Identification product revenue, for the corresponding period in 2004. The dollar decrease of $3,737,000 is reflective of lower Identification revenues both domestically and internationally in the twelve month period ended December 31, 2004 as compared to the corresponding period in 2003.  The decrease in Identification cost of product revenues as a percentage of Identification revenues from 49% for the twelve month period ended December 31, 2003 to 32% for the corresponding period in 2004 is reflective of higher sales of software only solutions and lower sales of hardware and consumables caused by procurement problems relating to our primary identification card printer and related print media consumables, which caused significant delays in our ability to ship identification printers and related media.  Cost of Identification products as a percentage of identification product revenue can vary depending upon factors such as product mix, hardware and software content and amount of identification card media sold.

Cost of product revenues for our Digital Photography segment increased 115% or $62,000 from $54,000 or 5% of Digital Photography product revenues for the twelve months ended December 31, 2003 to $116,000 or 16% of Digital Photography product revenues for the corresponding period in 2004.  Both the dollar increase of $62,000 and the percentage increase in cost of Digital Photography revenues as a percentage of Digital Photography revenues from 5% for the twelve month period ended December 31, 2003 to 16% for the corresponding period in 2004 are reflective of the 2004 Digital Photography product mix containing hardware components as compared to the 2003 period containing software only solutions.

	TWELVE MONTHS ENDED DECEMBER 31,
Maintenance cost of revenues	2004	2003	$ Change	% Change
Maintenance cost of revenues:
Law Enforcement	$808,914	$783,590	$25,324	3%
Percentage of Law Enforcement maintenance revenue	44%	37%
Identification Group	$171,947	$418,120	$(246,173)	(59)%
Percentage of Identification maintenance revenue	87%	67%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%
Total maintenance cost of revenues	$980,861	$1,201,710	$(220,849)	(18)%
Percentage of total maintenance revenues	48%	43%

Cost of Law Enforcement maintenance revenue increased $25,000 from $784,000, or 37% of Law Enforcement maintenance revenue for the year ended December 31, 2003 to $808,000, or 44% of Law Enforcement maintenance revenues for the corresponding period in 2004. The dollar increase of $25,000 for the year ended 2004 as compared to the corresponding period in 2003 is reflective of increased costs to maintain our expanding installation based partially offset by a reduction in costs related to the New York City Police Department service and maintenance contract which expired during the third quarter of 2003.  The percentage increase in cost of Law Enforcement maintenance revenues as a percentage of Law Enforcement maintenance revenues from 37% for the year ended December 31, 2003 to 44% for the corresponding period in 2004 is reflective of lower Law Enforcement revenues available to absorb fixed maintenance costs.

Costs of Identification maintenance revenues decreased 59% from $418,000 or 67% of Identification maintenance revenue for the year ended December 31, 2003 to $172,000 or 87% of Identification maintenance revenues for the corresponding period in 2003.  The dollar decrease of $246,000 is reflective of decreased Identification maintenance revenues due primarily to the shift in strategy to outsource international hardware service and maintenance in late 2003.  The increase in cost of

Identification maintenance revenues as a percentage of Identification maintenance revenues from 67% for the twelve months ended December 31, 2003 to 87% of maintenance revenues for the corresponding period in 2004 is due to a smaller revenue base over which to absorb fixed maintenance costs.

	TWELVE MONTHS ENDED DECEMBER 31,
Product gross profit	2004	2003	$ Change	% Change
Law Enforcement	$1,735,081	$428,042	$1,307,039	305%
Percentage of Law Enforcement product revenue	68%	38%
Identification Group	$3,518,132	$5,739,521	$(2,221,389)	(39)%
Percentage of Identification product revenue	68%	51%
Digital Photography	$605,249	$1,122,341	$(517,092)	(46)%
Percentage of Digital Photography product revenue	84%	95%
Total product gross profit	$5,858,462	$7,289,904	$(1,431,442)	(20)%
Percentage of total product revenues	69%	54%

Law Enforcement product gross profit as a percentage of Law Enforcement product revenues increased from 38% for the twelve months ended December 31, 2003 to 68% for the corresponding period in 2004. This percentage change increase is due both to the product mix of Law Enforcement product sales containing an uncharacteristically high percentage of software the comparable period in 2003 as well as a larger revenue base to absorb fixed product costs.  Gross profit of Law Enforcement products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.  The dollar increase of $1,307,000 or 3056% for the twelve months ended December 31, 2004 as compared to the corresponding period in 2003 reflects the increase in Law Enforcement revenues in 2004.

Identification gross profit as a percentage of Identification product revenue increased from 51% for the year ended December 31, 2003 to 68% for the corresponding period in 2004.  This increase is due primarily to our product mix containing higher percentages of software than the comparable period in 2003.  The shift in product mix is a result of lower sales in the period of hardware and consumables due, in part, to actions taken in the fourth quarter of 2003 to reposition our international sales strategy towards significant Identification projects using the Company’s software as our primary differentiator.  Our international offices had historically emphasized the resale of third party merchandise.  Gross profit of Identification products as a percentage of identification product revenue can vary depending upon factors such as product mix, hardware and software content and amount of identification card media.  The dollar decrease of $2,221,000 reflects the decrease in Identification product revenues during the twelve months ended December 31, 2004 as compared to the corresponding period in 2003.

Digital Photography gross profit as a percentage of Digital Photography product revenue decreased from 95% for the twelve months ended December 31, 2003 to 84% for the corresponding period in 2004.  This decrease is reflective of the inclusion of hardware into Digital Photography’s product mix during the year ended December 31, 2004 as compared to the comparable period in 2003 which contained software only solutions.

	TWELVE MONTHS ENDED DECEMBER 31,
Maintenance gross profit	2004	2003	$ Change	% Change
Maintenance gross profit
Law Enforcement	$1,035,618	$1,350,328	$(314,710)	(23)%
Percentage of Law Enforcement product revenue	56%	63%
Identification Group	$26,004	$210,267	$(184,263)	(88)%
Percentage of Identification product revenue	13%	33%
Digital Photography	$21,387	$524	$20,863	398%
Percentage of Digital Photography maintenance revenue	100%	100%
Total maintenance gross profit	$1,083,009	$1,561,119	$(478,110)	(31)%
Percentage of total maintenance revenues	52%	57%

Gross profit related to Law Enforcement maintenance revenues decreased 23% from $1,350,000 or 63% of Law Enforcement maintenance revenue for the twelve months ended December 31, 2003 to $1,036,000 or 56% of Law Enforcement revenues for the corresponding period in 2004. This decrease is reflective of the expiration of the New York City Police Department service and maintenance contract during the third quarter of 2003 offset by the expansion of our installation base.

Gross profit related to Identification maintenance revenues decreased 88% from $210,000 or 33% of Identification maintenance revenues for the year ended December 31, 2003 to $26,000 or 13% for the corresponding period in 2004.  The dollar decrease of $184,000 is reflective of lower international identification maintenance revenues due to our decision in late 2003 to outsource international hardware service and maintenance.  The decrease in Identification gross profit as a percentage of Identification maintenance revenues from 33% for the twelve months ended December 31, 2003 to 13% of maintenance revenues for the corresponding period in 2004 is due to a smaller revenue base over which to absorb fixed maintenance costs.

	TWELVE MONTHS ENDED DECEMBER 31,
Operating expenses	2004	2003	$ Change	% Change

General & administrative	$4,605,920	$6,106,438	$(1,500,518)	(25)%
Percentage of total net revenue	44%	38%
Sales and marketing	$3,695,530	$3,820,595	$(125,065)	(3)%
Percentage of total net revenue	35%	24%
Research & development	$2,575,247	$1,920,696	$654,551	34%
Percentage of total net revenue	24%	12%
Depreciation and amortization	$718,587	$924,257	$205,670	(22)%
Percentage of total net revenue	7%	6%

General and administrative expenses

General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  Such expenses decreased 25% or $1,501,000, from $6,106,000 for the year ended December 31, 2003 to $4,606,000 for the corresponding period in 2004.  Such expenses, as a percentage of total net revenues, increased from 38% for the year ended December 31, 2003 to 44% for the corresponding period in 2004.  This percentage increase is reflective of lower total net revenues during the year ended December 31, 2004 as compared to the corresponding period in 2003.  The dollar reduction of $1,501,000 is reflective of the consolidation of our South Carolina office into our San Diego office combined with headcount reductions at our San Diego, California and Stuttgart, Germany offices and lower occupancy costs at our San Diego, California office.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and marketing expenses

Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased 3%, or $125,000 from $3,821,000 for the year ended December 31, 2003 to $3,696,000 for the corresponding period in 2004.  Such expenses, as a percentage of total revenues, increased from 24% for the year ended December 31, 2003 to 35% for the corresponding period in 2004.  This percentage increase is reflective of lower total net revenues during the year ended December 31, 2004 as compared to the corresponding period in 2003.  The dollar decrease of $125,000 is due primarily to reduced headcount and lower sales commissions during the first six months of 2004.  These reductions were offset, beginning in the third quarter, by increases in headcount and payments to sales consultants (including lobbyists).  The increase in headcount and amounts paid to sales consultants reflects required resources needed to pursue large project solution opportunities.  The headcount reduction during the first six months of 2004 reflects the consolidation in 2003 of our product lines and sales force under the direction of our San Diego office.  We anticipate that the level of expenses incurred for sales and marketing during the third and fourth quarter of 2004 will continue as we pursue large project solution opportunities.

Research and development expenses

Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and certain custom integration work not billable to customers. Such expenses increased 34% or $655,000 from $1,921,000 for the year ended December 31, 2003 to $2,575,000 for the corresponding period in 2004 due primarily to the accelerated development of our new ImageWare Biometric Engine and the web enablement of our CCS product line utilizing contract programming services in conjunction with internal research and development resources.  Our level of research and development expenditures reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and amortization

Depreciation and amortization decreased $205,000 from $924,000 for the year ended December 31, 2003 to $719,000 for the corresponding period in 2004.  This decrease is due primarily to lower amortization of intangible assets due to such assets being fully amortized and lower depreciation expense related to fixed assets previously utilized in our South Carolina office, which was closed in June 2003.

Interest expense, net

For the year ended December 31, 2004, we recognized interest income of $16,000 and interest expense of $5,188,000. For the year ended December 31, 2003, we recognized interest income of $14,000 and interest expense of $6,974,000.  Interest expense for the year ended December 31, 2004 contains approximately $4,472,000 of interest expense related to fair value accounting for our warrant liability due the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  During June 2004, the Company registered the underlying shares of common stock with the Securities and Exchange Commission.  In accordance with EITF 00-19, there will be no further interest expense or income incurred in conjunction with these warrants.  Interest expense for the year ended December 31, 2004 also contains $713,000 in liquidated damages, which were classified as interest expense.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for the November 2003 and January 2004 private placements.

Interest expense for the year ended December 31, 2003 contains $387,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  Interest expense for the year ended December 31, 2003 increased due to our issuance of senior secured and subordinated convertible promissory notes payable, short-term demand notes payable and short-term borrowings under banking lines of credit.  Interest expense for the year ended December 31, 2003 also includes approximately of $6,160,000 of debt discount and deferred financing fee amortization classified as interest expense.  The following table sets forth the major components of net interest expense for the years ended December 31, 2004 and 2003:

	TWELVE MONTHS ENDED December 31,
	2004	2003
Components of net interest expense (income):

Senior secured convertible promissory note issued May 22, 2002, interest rate 12.5% due May 22, 2004; Principal amount $2,000,000 (the “Note):
Coupon interest rate expense	$—	$198,552
Amortization to interest expense of note discount related to fair value of warrants	—	373,845
Amortization to interest expense of note discount related to beneficial conversion feature	—	877,906
Interest expense from amortization of deferred financing fees	—	267,272

Secured demand promissory note issued September, 2002, interest rate 12.5%, due upon demand	—	26,541

Subordinated convertible promissory notes issued March 2003, interest rate 8.5%, due April 15, 2005; principal amount $600,000, (“the Subordinated Notes”):
Coupon interest rate expense	—	33,600
Amortization to interest expense of note discount related to beneficial conversion feature	—	110,526
Interest expense from amortization of deferred financing fees	—	58,000
Interest expense from induced conversion	—	109,895

Senior secured convertible promissory notes issued June 2003, interest rate 12.5% due May 22, 2005, principal amount $4,256,000; (“the New Notes):
Coupon interest rate expense	—	426,862
Amortization to interest expense of note discount related to fair value of warrants	—	1,752,384
Amortization to interest expense of note discount related to beneficial conversion feature	—	1,752,384
Interest expense from amortization of deferred financing fees	—	540,823

Other note payable interest expense	2,290	58,016

Change in warrant liability classified as interest (income) or expense	4,472,407	387,018

Interest expense from incurrence of penalties related to non-timely registration of common stock	713,493	—

Total Interest Expense	5,188,190	6,973,624

Interest income	(15,764)	(13,484)

Net interest (income) expense	$5,172,426	$6,960,140

Liquidity and capital resources

As of December 31, 2004, we had total current assets of $6,159,000 and total current liabilities of $4,281,000, or working capital of $1,878,000. At December 31, 2004 and 2003, we had available cash of $2,912,000 and $578,000, respectively. As of December 31, 2004, we also had $106,000 in restricted cash securing our obligations on a software installation and implementation contract.  As discussed more fully in Note 16 to the accompanying consolidated financial statements, in March 2005, we completed the sale of our wholly-owned subsidiary, Digital Imaging Asia Pacific to Argus Solutions for approximately $1.3 million.

Net cash used in operating activities was $3,761,000 for the year ended December 31, 2004 as compared to $2,975,000 for the corresponding period in 2003. We used cash to fund net losses of $4,190,000, excluding non-cash expenses (depreciation, amortization and stock-based compensation less gains on debt extinguishment) of $5,449,000 for the year ended December 31, 2004.  We used cash to fund net losses of $3,359,000 excluding non-cash expenses (depreciation, amortization and non-cash charges interest expense) of $7,337,000 for the corresponding period in 2003. For the year ended December 31, 2004, we used cash of $739,000 to fund increases in current assets offset by increases in current and long-term liabilities of $1,168,000 (excluding debt).  In 2003, we generated cash of $2,778,000 through reductions in current assets offset by decreases in current and long-term liabilities of $2,394,000 (excluding debt).

Net cash used by investing activities was $247,000 for the year ended December 31, 2004 as compared to $376,000 for the corresponding period in 2003. For the year ended December 31, 2004, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $237,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. In 2004, we also used cash of $59,000 to repay advances from related stockholders and generated cash of $49,000 from reductions in restricted cash used to secure our performance on a software installation and implementation contract.  In 2003, we used cash of $136,000 to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements.  In 2003, we also used cash of approximately $203,000 to repay advances from related stockholders and used cash of $95,000 through increases in restricted cash used to secure our performance on various software installation and implementation contracts.  For the year ended December 31, 2003, we also generated cash of $59,000 from the sale of assets.

Net cash provided by financing activities was $6,275,000 for the year ended December 31, 2004.  We generated cash of $6,054,000 from our issuance of common stock in a private placement.  We also generated cash of $497,000 from the exercise of stock options and stock purchase warrants.  In 2004, we used cash of $212,000 for the payment of dividends on our Series B Preferred Stock and used cash of $64,000 for the repayment of notes payable.  In 2003, net cash provided by financing activities was $3,561,000 for the year ended December 31, 2003.  We generated cash of $4,856,000 from the proceeds of our issuance of senior secured convertible promissory notes payable offset by $554,000 in debt issuance costs.  We also generated cash of $6,203,000 from our issuance of common stock.  We used cash of $6,778,000 for the repayment of notes payable.  We also used cash of $166,000 to repay short-term borrowings under two bank line of credit agreements.

We conduct operations in leased facilities under operating leases expiring at various dates through 2006.  In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the amount of $106,000. The letter of credit expires December 26, 2008.  We also have various short-term notes payable and capital lease obligations due at various times during 2005. The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the next five years:

	2005	2006	2007	2008	2009	Total

Minimum annual lease payments under operating leases	$792,000	$859,000	$0	$0	$0	$1,651,000

Minimum annual payments under notes payable	$18,000	$0	$0	$0	$0	$18,000

Other commercial commitments:

Standby letters of credit	$106,000	$0	$0	$0	$0	$106,000

Total contractual cash obligations and other commercial commitments	$916,000	$859,000	$0	$0	$0	$1,775,000

Our planned operating expenses and capital expenditures may constitute a material use of our cash resources.  In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

As more fully explained in Note 16 to the attached consolidated financial statements, we completed the sale of our wholly-owned subsidiary, Digital Imaging Asia Pacific, Pte. Ltd., in March 2005, for $1.3 million in cash. We believe that our current cash balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents, and short-term investment balances to satisfy our projected working capital and capital expenditure requirements. However, because of our concern that currently weak economic conditions may continue through 2005, if not longer, we have taken and continue to take steps to limit our expenses and align our cost structure to our revenues. These steps include, among other things, considering and/or taking steps, as needed, to restructure our business, consolidating our operations, negotiating volume pricing with vendors, centralizing certain services, and standardizing products. We recognize that our operating expense levels, including research, development, engineering, selling, marketing, general and administrative expenses, depend on anticipated business activity levels. While research, development, engineering and marketing expenses are based on anticipated investment levels in technology development, product development and market development activities, the appropriate expense levels in selling, general and administrative expenses are dependant on the level of infrastructure required to support our anticipated business volume. We review our business plans periodically to determine the appropriate level of such expenses based on various business factors. In the past we have taken appropriate measures to control our expenses based on business circumstances. In the future we will continue to review our business plans from time to time and make appropriate changes to our expense levels, as we have in the past, to reduce operating expenses where it is advantageous to do so to improve operational efficiencies.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective beginning January 1, 2006.  SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges.  The Statement also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities.  The effect of this Statement on the Company’s financial position or results of operations has not yet been determined.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (“SFAS 123R”), which is effective beginning July 1, 2005.  SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards.  The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No 123, “Accounting for Stock-Based Compensation”.  The Company is currently evaluating transition alternatives and valuation methodologies for future grants.  As a result, pro forma compensation expense, as reflected in Note 1, may not be indicative of future expense to be recognized under SFAS 123R.  The effect of adoption of 123R on the Company’s financial position or results of operations has not yet been determined.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APR Opinion No. 29” (“SFAS 153”).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The effect of this Statement on the Company’s financial position or results of operations has not yet been determined.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities

ITEM 7. Financial Statements.

The financial statements for fiscal years ended December 31, 2004 and 2003 are included herein following Part III, Item 13, and are filed as part of this report.

ITEM 8A. Controls and procedures.

Evaluation of disclosure controls and procedures.  ImageWare’s chief executive officer and its chief financial officer, after evaluating the effectiveness of ImageWare’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004 (the “Evaluation Date”), have concluded that as of such date, ImageWare’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by ImageWare in the reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls.  There has been no change in ImageWare’s internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect ImageWare’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information concerning the identification and business experience of our directors is set forth in the definitive proxy statement for the 2005 Annual Meeting of Shareholders under the heading “Proposal I – “Election of Directors,” which information is incorporated herein by reference.

The information concerning the identification and business experience of our executive officers is set forth in the definitive proxy statement for the 2005 Annual Meeting of Shareholders under the heading “Executive Officers,” which information is incorporated herein by reference.

The information concerning compliance with Section 16(a) of the Exchange Act is set forth in ImageWare’s definitive proxy statement for the 2005 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 10. Executive Compensation.

Compensation of Directors

The information concerning executive compensation is set forth in the definitive proxy statement of the 2005 Annual Meeting of Shareholders under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning securities authorized for issuance under equity compensation plans is set forth in Item 5 above.

The information concerning security ownership of certain beneficial owners and management is set forth in the definitive proxy statement for the 2005 Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information concerning certain relationships and related transactions is set forth in the definitive proxy statement for the 2005 Annual Meeting of Shareholders under the heading “Certain Transactions,” which information is incorporated herein by reference.

Item 13. Exhibits

(a)           Exhibits.

Exhibit	Number Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Public Warrant(1)
4.3	Form of Representatives’ Warrant(1)
4.4	Form of Warrant and Unit Agreement(1)
4.5	Warrant to Purchase Common Stock in favor of Imperial Bank(1)
10.1	Employment Agreement with S. James Miller dated January 1, 1996, as amended September 2000(2)
10.2	Employment Agreement with Wayne G. Wetherell dated April 1, 1997, as amended March 1, 1999(1)
10.3	Amendment, dated April 27, 2002, to the Employment Agreement between Registrant and Wayne G. Wetherell dated April 1, 1997, as amended on March 1, 1999(3)

10.4	Form of Indemnity Agreement entered into by the registrant with its directors and executive officers(1)
10.5	1994 Employee Stock Option Plan(1)
10.6	1994 Nonqualified Stock Option Plan(1)
10.7	1999 Stock Option Plan(1)
10.8	2001 Equity Incentive Plan(8)
10.9	Lease between Thornmint I and the Company dated September 26, 2003(13)
10.10	Sublease between Castleworks LLC and Paine and Associates dated September 28, 1998(9)
10.11	Commercial Lease between I.W. Systems Canada Company and 3840743 Canada, Inc. dated April 12, 2001(2)
10.12	Commercial Lease between BOS GmbH & Co. KG and Digital Imaging International GmbH dated June 20, 2001(9)
10.13	Note and Warrant Purchase Agreement dated May 22, 2002 (Perseus)(10)
10.14	Registration Rights Agreement dated May 22, 2002 (Perseus)(10)
10.15	Warrant to Purchase Common Stock dated May 22, 2002 (Perseus)(10)
10.16	Warrant to Purchase 1,021,687 shares of Common Stock, dated June 13, 2003(11)
10.17	Warrant to Purchase 578,313 shares of Common Stock, dated June 13, 2003(11)
10.18	Form of Securities Purchase Agreement dated November 14, 2003(12)
10.19	Form of Warrant dated November 24, 2003(12)
10.20	Form of Registration Rights Agreement dated November 24, 2003(12)
10.21	Registration Rights Agreement, dated March 13, 2003(14)
10.22	Form of Securities Purchase Agreement date January 29, 2004(12)
10.23	Form of Warrant dated January 29, 2004(12)
10.24	Form of Registration Rights Agreement dated January 29, 2004(12)
10.25	Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted – Offer Made to James Miller(15)
10.26	Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted – Offer Made to Wayne Wetherell(15)
10.27	Form of Warrant dated September 28, 2004
21.1	Subsidiaries of the Small Business Issuer
23.2	Consent of Stonefield Josephson, Inc., Independent accountants
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e))
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e))
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Registration Statement on Form SB-2, as filed with the Commission on December 20, 1999 (No. 333-93131), as amended.
(2)	Incorporated by reference to the Registration Statement on Form S-3, as filed with the Commission on June 29, 2001 (No. 333-64192).
(3)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 14, 2002.
(8)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 14, 2001.
(9)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 14, 2001.
(10)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on May 24, 2002.
(11)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on June 20, 2003.
(12)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on February 9, 2004.
(13)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 14, 2003.
(14)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on May 15, 2003.
(15)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 16, 2004.

Item 14. Principal Accountant Fees and Services.

Independent Auditors’ Fees

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2004 by Stonefield Josephson, Inc. the Company’s principal accountant for the fiscal year ended December 31, 2004 and 2003.

	Fiscal Year Ended (in thousands)
	2004	2003
Audit Fees	$49,207	$65,000

Audit-related Fees for quarterly review services and consents.	43,275	54,349

Tax Fees	3,415	—

All Other Fees	—	—

Total Fees	$95,897	$119,349

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

IMAGEWARE SYSTEMS, INC.

March 31, 2005	By:	/s/ S. JAMES MILLER, JR.
S. James Miller, Jr.
Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. JAMES MILLER, JR.	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2005
S.James Miller, Jr.	(Principal Executive Officer)

/s/ WAYNE G. WETHERELL	Senior Vice President of Administration and Chief Financial Officer	March 31, 2005
Wayne G. Wetherell	(Principal Financial and Accounting Officer)

/s/ JOHN CALLAN	Director	March 31, 2005
John Callan

/s/ PATRICK J. DOWNS	Director	March 31, 2005
Patrick J. Downs

/s/ JOHN L. HOLLERAN	Director	March 31, 2005
John L. Holleran

/s/ DAVID LOESCH	Director	March 31, 2005
David Loesch

/s/ STEVE HAMM	Director	March 31, 2005
Steve Hamm

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors And Stockholders Of Imageware Systems, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Imageware Systems, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imageware Systems, Inc. as of December 31, 2004  and 2003 and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Certified Public Accountants
February 18, 2005

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS

Current Assets:
Cash	$2,911,765	$578,093
Restricted cash and cash equivalents	106,000	155,215
Accounts receivable, net of allowance for doubtful accounts of $302,731 and $483,254 at December 31, 2004 and 2003, respectively	1,797,120	1,449,968
Inventories, net	1,096,796	804,526
Other current assets	247,548	204,065
Total Current Assets	6,159,229	3,191,867

Property and equipment, net	510,270	634,966
Other assets	627,796	571,199
Intangible assets, net	764,125	1,120,675
Goodwill	5,297,627	5,297,627
Total Assets	$13,359,047	$10,816,334

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,228,916	$1,052,862
Deferred revenue	1,044,819	847,690
Billings in excess of costs and estimated earnings on uncompleted contracts	424,299	—
Accrued expenses	1,551,865	1,067,379
Accrued interest	12,750	103,057
Notes & advances payable to bank and third parties	18,491	181,976
Notes payable to related parties	—	59,000
Total Current Liabilities	4,281,140	3,311,964

Warrant liability	—	3,460,120
Pension obligation	811,688	732,485
Total Liabilities	5,092,828	7,504,569

Shareholders’ equity
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 and 249,400 shares outstanding at December 31, 2004 and 2003 respectively, liquidation preference $623,500 at December 31, 2004 and December 31, 2003	2,494	2,494
Common stock, $.01 par value, 50,000,000 shares authorized, 11,969,089 shares issued, 11,962,385 and 9,923,333 shares outstanding at December 31, 2004 and 2003, respectively	118,442	98,051

Additional paid in capital	63,789,396	49,221,700
Treasury stock, at cost - 6,704 shares	(63,688)	(63,688)
Shareholder note receivable	—	(150,000)
Accumulated other comprehensive income	332,425	265,470
Accumulated deficit	(55,912,850)	(46,062,262)
Total shareholders’ equity	8,266,219	3,311,765

Total Liabilities and Shareholders’ Equity	$13,359,047	$10,816,334

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	TWELVE MONTHS ENDED December 31,
	2004	2003

Revenues:
Product	$8,459,442	$13,470,629
Maintenance	2,063,871	2,762,829
	10,523,313	16,233,458
Cost of revenues:
Product	2,600,981	6,180,726
Maintenance	980,861	1,201,710

Gross profit	6,941,471	8,851,022

Operating expenses:
General & administrative	4,605,920	6,106,438
Sales and marketing	3,695,530	3,820,595
Research & development	2,575,247	1,920,696
Depreciation and amortization	718,587	924,257
	11,595,284	12,771,986

Loss from operations	(4,653,813)	(3,920,964)

Interest expense, net	5,172,426	6,960,140

Other income, net	(187,640)	(207,046)

Loss before income taxes	(9,638,599)	(10,674,058)

Income tax expense	—	61,735

Net loss	$(9,638,599)	$(10,735,793)

Basic and diluted loss per common share - see note 2	$(0.83)	$(1.81)
Weighted-average shares outstanding (basic and diluted)	11,739,819	5,953,801

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWELVE MONTHS ENDED December 31,
	2004	2003

Cash flows from operating activities
Net loss	$(9,638,599)	$(10,735,793)
Adjustments to reconcile net loss to net cash used by operating activities Depreciation and amortization	718,587	924,257
Non cash interest and amortization of debt discount and debt issuance costs	4,472,407	6,136,480
Stock based compensation	357,774	48,000
Other non-cash charges	—	268,317
Gain on debt extinguishment	(100,000)	—
Change in assets and liabilities
Accounts receivable	(347,152)	1,756,784
Inventories	(292,270)	897,418
Other current assets	(43,483)	218,320
Other assets	(56,597)	(94,922)
Accounts payable	176,054	(2,096,017)
Accrued expenses	381,678	(433,670)
Accrued expenses - related parties	—	(2,722)
Accrued interest	(90,307)	(59,378)
Deferred revenue	197,129	(128,356)
Contract costs	424,299	—
Pension obligation	79,203	326,364

Total adjustments	5,877,322	7,760,875

Net cash used by operating activities	(3,761,277)	(2,974,918)

Cash flows from investing activities
Purchase of property and equipment	(237,340)	(135,964)
Restricted cash and cash equivalents	49,215	(95,215)
Payment on advances from related stockholders	(59,000)	(203,243)
Sale of property and equipment	—	58,526

Net cash used by investing activities	(247,125)	(375,896)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	—	4,856,000
Proceeds from issuance of common stock, net of issuance costs	6,054,014	6,203,080
Repayment of convertible notes payable	(63,485)	(6,777,996)
Debt issuance costs	—	(554,078)
Dividends paid	(211,989)	—
Proceeds from (repayment of) bank line of credit	—	(165,625)
Proceeds from exercise of options and warrants	496,579	—

Net cash provided by financing activities	6,275,119	3,561,381
Effect of exchange rate changes on cash	66,955	152,589
Net increase (decrease) in cash	2,333,672	363,156

Cash at beginning of period	578,093	214,937

Cash at end of period	$2,911,765	$578,093

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$651,955
Summary of non-cash investing and financing activities:
Cancellation of shares previously issued pursuant to shareholder note receivable write-off	$150,000	$—
Conversion of trade accounts payable to notes payable	$—	$98,661
Conversion of convertible notes and accrued interest to common stock	$—	$632,001
Conversion of preferred stock to common stock	$—	$200

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	TWELVE MONTHS ENDED DECEMBER 31,
	2004	2003

Net loss	$(9,638,599)	$(10,735,793)
Other comprehensive income:
Foreign currency translation adjustment	66,955	152,589
Comprehensive loss	$(9,571,644)	$(10,583,204)

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.

Consolidated Statements of Shareholders’ Equity

for the Years Ended December 31, 2004 and 2003

	Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Share- holder Note Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2002	269,400	$2,694	5,496,094	$53,712	(6,704)	$(63,688)	$41,272,370	(150,000)	$112,881	$(35,326,469)	$5,901,500

Preferred Stock conversion to common stock	(20,000)	(200)	4,804	48	—	—	152	—	—	—	—

Issuance of common stock for cash, net of issuance costs	—	—	4,069,484	40,695	—	—	6,162,385	—	—	—	6,203,080

Conversion of convertible notes payable and accrued unpaid interest into common stock	—	—	334,392	3,344	—	—	632,001	—	—	—	635,345

Issuance of common stock for professional services	—	—	25,263	252	—	—	47,748	—	—	—	48,000

Warrants issued in conjunction with convertible debt and common stock	—	—	—	—	—	—	(990,530)	—	—	—	(990,530)

Beneficial conversion feature of convertible debt	—	—	—	—	—	—	3,088,417	—	—	—	3,088,417

Reacquisition value of beneficial conversion feature	—	—	—	—	—	—	(1,100,737)	—	—	—	(1,100,737)

Induced conversion expense of convertible debt	—	—	—	—	—	—	109,894	—	—	—	109,894

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	152,589	—	152,589
Net loss	—	—	—	—	—	—	—	—		(10,735,793)	(10,735,793)

Balance at December 31, 2003	249,400	$2,494	9,930,037	$98,051	(6,704)	$(63,688)	$49,221,700	$(150,000)	$265,470	$(46,062,262)	$3,311,765
Issuance of common stock for cash, net of issuance costs	—	—	1,818,332	18,184	—	—	6,035,831	—	—	—	6,054,015

Issuance of common stock pursuant to option and warrant exercises for cash	—	—	207,080	2,071	—	—	494,507	—	—	—	496,578

Issuance of common stock as compensation	—	—	38,640	386	—	—	148,379	—	—	—	148,765

Issuance of warrants as payment of liquidated damages in lieu of cash	—	—	—	—	—	—	106,202	—		—	106,202

Warrants issued in conjunction with convertible debt and common stock	—	—	—	—	—	—	7,932,527	—	—	—	7,932,527

Cancellation of shares previously issued pursuant to shareholder note receivable write-off	—	—	(25,000)	(250)	—	—	(149,750)	150,000	—	—	—

Dividends on Series B Preferred Stock	—	—	—	—	—	—	—	—	—	(211,989)	(211,989)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	66,955	—	66,955

Net loss										(9,638,599)	(9,638,599)

Balance at December 31, 2004	249,400	$2,494	11,969,089	$118,442	(6,704)	$(63,688)	$63,789,396	$—	$332,425	$(55,912,850)	$8,266,219

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has continuing losses and negative cash flows from operations.  These matters raise doubt about the Company’s ability to continue as a going concern.

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

Subsequent to year end, the Company has completed the sale of its wholly-owned subsidiary, Digital Imaging Asia Pacific, Pte. Ltd.,  for $1.3 million in cash.  The Company believes that its current cash balances will satisfy its projected working capital and capital requirements for at least the next twelve months.  See Note 17 for further details.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include allowance for doubtful accounts receivable, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, and revenue and cost of revenues recognized under the percentage of completion method. Actual results could differ from estimates.

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

The Company did not record any goodwill impairment charges for the years ended December 31, 2004 and 2003.

Intangible and Long-lived assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.   This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired.  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  At December 31, 2004 and 2003, there was no impairment of the Company’s intangible or long-lived assets.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $302,731 and $483,254 and at December 31, 2004 and 2003, respectively.

For the twelve months ended December 31, 2004 and 2003, there were no customers who accounted for more than 10% of the Company’s revenues.

As of December 31, 2004, one customer accounted from approximately 23% of total accounts receivable. At December 31, 2003, there were no customers who accounted for more than 10% of total accounts receivable.

Stock-based compensation

Stock-based compensation to employees has been recognized as the difference between then per share fair value of the underlying stock and the stock option exercise at the initial grant date. The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:  risk free interest rate ranging from 4.00% to 6.32%; dividend yield of 0% for each of the years 2004 and 2003; volatility factor of the expected market price of the Company’s common stock of between 82% to 65% for 2004 and 2003; and an expected life of the options of 5 years for 2003 and 2002.  The volatility of the Company’s common stock underlying the options was not considered for options granted up to March 31, 2000 because the Company’s stock was not publicly traded.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2004 and 2003:

	2004	2003
NET LOSS:
As reported	$(9,638,599)	$(10,735,793)
Stock based compensation included in net loss	357,774	—
Stock based employee compensation under fair value based method	(939,491)	(527,374)
Pro forma net loss	$(10,220,316)	$(11,263,167)
Basic loss per common share:
As reported	$(0.83)	$(1.81)
Pro forma	(0.88)	(1.90)

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

In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock.  Such compensation expense was $0 for the three months ended March 31, 2004 due to the commencement of the vesting period on March 30, 2004; $82,000 for the three months ended June 30, 2004; $187,000 for the three months ended September 30, 2004; and $89,000 for the three months ended December 31, 2004.  Compensation expense for the three months ended September 30, 2004 and December 31, 2004 reflects $115,000 and $17,000, respectively, for the immediate vesting of shares of certain participants due to their termination of employment.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Singapore subsidiaries. The cumulative translation adjustment account, which is part of accumulated other comprehensive income, increased $67,000 for the twelve months ended December 31, 2004 and $153,000 for the twelve months ended 2003.

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

Advertising costs

The Company expenses advertising costs as incurred.  Advertising expense totaled approximately $94,000 and $57,000  for the years ended December 31, 2004  and 2003, respectively.

Earnings (loss) per share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (losses) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares, if dilutive, had been issued at the beginning of the year.  The dilutive effect of outstanding stock options is included in the calculation of diluted earnings (losses) per common share, if dilutive, using the treasury stock method. During the years ended December 31, 2004 and 2003, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at December 31, 2004	Number of Common Shares Convertible into at December 31, 2003

Convertible preferred stock	47,280	60,017
Stock options	894,359	912,895
Convertible notes payable	—	—
Warrants	6,187,541	5,772,229

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2004 and 2003:

	TWELVE MONTHS ENDED DECEMBER 31,
	2004	2003
Numerator
Net loss	$(9,638,599)	$(10,735,793)
Less Series B preferred dividends	(52,998)	(61,356)
Net loss available to common shareholders	$(9,691,597)	$(10,797,149)

Denominator
Weighted-average shares outstanding	11,739,819	5,953,801

Basic and diluted loss per share	$(0.83)	$(1.81)

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

There are no intersegment transactions.

The table below summarizes information about reportable segments for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
Revenues:
Law Enforcement	$4,385,741	$3,273,001
Identification	5,395,002	11,783,672
Digital Photography	742,570	1,176,785
Total consolidated revenues	$10,523,313	$16,233,458
Operating profit (loss):
Law Enforcement	$(364,933)	$(459,243)
Identification	(3,322,335)	(3,170,974)
Digital Photography	(966,545)	(290,747)
Other unallocated amounts:
Interest expense (income)	5,172,426	6,960,140

Other expense (income)	(187,640)	(207,046)
Loss before taxes	$(9,638,599)	$(10,674,058)
Total Assets by Segment:
Law Enforcement	$1,145,450	$528,175
Identification	8,277,009	8,238,539
Digital Photography	1,476,045	1,502,936
Total assets for reportable segments	10,898,504	10,269,650
Corporate	2,460,543	546,684
Total consolidated assets	$13,359,047	$10,816,334

The Company has total assets in foreign locations as follows: $2,010,000 in Germany, $166,000 in Canada and $683,000 in Singapore. Revenues generated from the Company’s foreign locations were $1,733,000 and $6,973,000 for years ended December 31, 2004 and 2003, respectively.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective beginning January 1, 2006.  SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges.  The Statement also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities.  The effect of this Statement on the Company’s financial position or results of operations has not yet been determined.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (“SFAS 123R”), which is effective beginning July 1, 2005.  SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards.  The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No 123, “Accounting for Stock-Based Compensation”.  The Company is currently evaluating transition alternatives and valuation methodologies for future grants.  As a result, pro forma compensation expense, as reflected in Note 1, may not be indicative of future expense to be recognized under SFAS 123R.  The effect of adoption of 123R on the Company’s financial position or results of operations has not yet been determined.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APR Opinion No. 29” (“SFAS 153”).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The effect of this Statement on the Company’s financial position or results of operations has not yet been determined.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

Reclassifications

Certain reclassifications were made to prior years’ consolidated financial statements to conform to the current year presentation.

3.             Acquisitions and Goodwill

The following disclosure presents certain information about the Company’s acquired intangible assets as of December 31, 2004 and 2003.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2004
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(909,020)	$250,980
Trademarks and tradenames	14.5 years	630,000	(175,615)	454,385
Customer relationship	5 years	200,000	(149,990)	50,010
Non-compete Agreements	3 years	125,000	(125,000)	—
Patents	4 years	60,000	(51,250)	8,750
		$2,175,000	$(1,410,875)	$764,125
At December 31, 2003
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(678,288)	$481,712
Trademarks and tradenames	14.5 years	630,000	(128,119)	501,881
Customer relationship	5 years	200,000	(109,998)	90,002
Non-compete Agreements	3 years	125,000	(101,670)	23,330
Patents	4 years	60,000	(36,250)	23,750
		$2,175,000	$(1,054,325)	$1,120,675

Amortization expense for the twelve months ended December 31, 2004 was approximately $357,000.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2005	253,000
2006	50,000
2007	40,000
2008	40,000
2009	40,000

The balance of the Company’s goodwill was $5,297,627 at December 31, 2004 and 2003.

In June 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002 and in December 2003 and 2004, we completed our annual impairment tests.  These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date.  Our reporting units are Law Enforcement, Identification and Digital Photography.  Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during December 2003 and December 2004.  We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

4.             Restricted Cash

At December 31, 2004 and 2003, the Company had $106,000 and $155,000, respectively, of restricted cash and cash equivalents which serves as collateral for an irrevocable standby letter of credit that provide financial assurance that the Company will fulfill its obligations under certain commitments discussed in Note 9. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in time certificates of deposits.  Income from these investments is paid to the Company.

5.             Inventory

Inventories at December 31, 2004 and 2003 were comprised of finished goods of $892,000 and $805,000 net of reserves of $47,000 and $316,000, respectively.  Work in process inventories were $205,000 and $0 at December 31, 2004 and 2003, respectively.  Work in process inventories at December 31, 2004 relate to the Company’s in process long-term contracts being accounted for under the percentage of completion method.  Inventories are stated at the lower of cost or market.  Market is determined based on net realizable value.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

6.             Contract Costs

Costs and estimated billings on uncompleted contracts and related amounts billed as of December 31, 2004 and 2003 are as follows:

	2004	2003

Costs incurred on uncompleted contracts	$707,787	$—
Estimated earnings	474,414	—
	1,182,201	—
Less: Billings to date	(1,606,500)	—
	$424,299	$—

Such amounts are included in the accompanying Balance Sheets at December 31, 2004 and 2003 under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts”.

7.             Property and Equipment

Property and equipment at December 31, 2004 and 2003 consists of:

	2004	2003

Equipment	$1,551,149	$1,649,901
Leasehold improvements	126,594	119,930
Furniture	398,501	219,685
	2,076,244	1,989,516
Less accumulated depreciation	(1,565,974)	(1,354,550)
	$510,270	$634,966

Total depreciation expense for the years ended December 31, 2004 and 2003 was $362,000 and $483,000, respectively.

8.             Notes Payable and Line of Credit

Notes payable consist of the following:

	2004	2003
Notes payable to bank and third parties:
Short-term note payable to third party to accrue interest at 10%. Note due upon demand	$—	$100,000
Short-term notes payable to certain vendors	18,491	81,976
Total notes payable to bank and third parties	18,491	181,976

Notes payable to related parties:
Short-term note payable to ITC shareholder. Such note accrues interest at 7% and is due upon demand	—	59,000
Total notes payable to related parties	—	59,000

Total notes payable	$18,491	$240,976
Less current portion	(18,491)	(240,976)
Long-term notes payable	$—	$—

At December 31, 2003, the Company had notes payable to a related party of $59,000.  Under the terms of the note, the Company is required to make monthly payments of $15,000 until the note is paid in full.  During 2004, the Company repaid this note in full.

During 2004, the Company fulfilled its obligation pursuant to a settlement agreement dated February 28, 2003.  It is the opinion of legal counsel that the settlement agreement released the Company from indebtedness in the form of short-term notes payable of $100,000.  Accordingly, the Company has recorded debt extinguishment of $100,000 plus accrued interest as other income.

In July 2003, the Company converted $99,000 in trade accounts payable into promissory notes.  The notes bear interest between 6.50% to 7.50% per annum, call for monthly payments between $1,000 to $2,000 until paid in full, with payments commencing August 1, 2003.

Future maturities of notes payable as of December 31, 2004 are $18,491 due at various dates in 2005 and $0 due thereafter.

9.             Warrant Liability

In conjunction with the Company’s issuance of secured convertible promissory notes in June 2003,

(“the Notes”), the Company agreed to register with the Securities and Exchange Commission the shares of common stock underlying the warrants issued in connection with the New Notes.  In conjunction with the Company’s issuance of common stock in separate private placement transactions in November 2003 and January 2004, the Company agreed to register with the Securities and Exchange Commission the shares of common stock underlying the warrants issued as part of the private placement transactions.  In accordance with the Financial Accounting Standards Board Emerging Issue Task Force 00-19 (“EITD 00-19”), the Company has recorded a long-term liability for the allocated value of the warrants.  Accordingly, the Company is accounting for the liability under fair value accounting.  During the three months ended June 30, 2004, the Company registered with the Securities and Exchange Commission the shares of common stock underlying the warrants issued in connection with both the notes and private placement transactions.  In accordance with EITF 00-19, the Company has reclassified the fair value of the warrant liability as determined on the effective date of the registration statements to additional paid in capital.  The following table sets forth the changes in fair value, resulting interest income or expense of this liability as determined under fair value accounting and amount reclassified to additional paid in capital during 2004:

	Warrant Liability in Conjunction with warrants issued with New Notes	Interest Expense (Income) from warrant revaluation of New Notes Warrants	Warrant Liability in Conjunction with warrants issued with November 2003 Private Placement	Interest Expense (Income) from warrant revaluation of November 2003 Private Placement Warrants	Warrant Liability in Conjunction with warrants issued with January 2004 Private Placement	Interest Expense (Income) from warrant revaluation of January 2004 Private Placement Warrants	Total

Warrant liability at December 31, 2003	$2,046,000		$1,414,000		$—		$3,460,000

Warrant liability at date of inception of warrants issued in January 2004 private placement of securities					$1,080,000		$1,080,000

Change in fair value of warrant liability	$669,000	$669,000	$309,000	$309,000	$(113,000)	$(113,000)	$865,000

Warrant liability at March 31, 2004	$2,715,000		$1,723,000		$967,000		$5,405,000

Change in fair value of warrant liability due to final valuation of warrant liability upon registration of underlying shares with Securities and Exchange Commission during three months ended June 30, 2004	$2,516,000	$2,516,000	$1,248,000	$1,248,000	$(157,000)	$(157,000)	$3,607,000

Warrant liability at date of final valuation	$5,231,000		$2,971,000		$810,000		$9,012,000

Reclassification of warrant liability to additional paid-in-capital	$(5,231,000)		$(2,971,000)		$(810,000)		$(9,012,000)

Warrant liability at December 31, 2004	$(0)		$0		$0		$0

Interest Expense (Income) from revaluation of warrant liability for twelve months ended December 31, 2004		$3,185,000		$1,557,000		$(270,000)	$4,472,000

The estimated warrant liability and subsequent valuations were determined using the Black-Scholes option pricing model and the following assumptions: term of 5-6 years, a risk free interest rate of 2.53%, a dividend yield of 0% and volatility of 82% - 85%.

10.          Income Taxes

The significant components of the income tax provision (benefit) are as follows:

	December 31,
	2004	2003
Current
Federal	$—	$—
State	—	—
Foreign	—	—

Deferred
Federal	—	—
State	—	—
Foreign	—	61,735

	$—	$61,735

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2004 and 2003 are as follows:

	2004	2003

Net operating loss carryforwards	$10,556,565	$8,586,589
Research and development credits	698,985	607,614
Intangible Assets	622,246	534,656
Reserves and accrued expenses	52,491	248,875
Other	(48,548)	(48,550)
	11,881,739	9,929,184
Less valuation allowance	(11,881,739)	(9,929,184)

Net deferred tax assets	$—	$—

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2004	2003

Amounts computed at statutory rates	$(3,276,580)	$(3,649,626)
State income tax, net of federal benefit	(182,883)	(201,348)
Foreign tax	0	61,735
Non-deductible interest	1,556,727	1,823,746
Other	(49,819)	(13,930)
Net change in valuation allowance	1,952,555	2,039,910

	$0	$60,487

The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset.  Management periodically evaluates the recoverability of the deferred tax asset.  At such time as it is determined that is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2004 and 2003, the Company had federal net operating loss carryforwards of approximately $28,398,000 and $23,104,000, respectively, state net operating loss carryforwards of approximately $15,445,000 and $12,534,000, respectively, which may be available to offset future taxable income for tax purposes.  The federal net operating loss carryforwards expire at various dates from 2005 through 2024.  The state net operating loss carryforwards expire at various dates from 2005 through 2009.  In addition, the Company had foreign operating losses carryforwards of approximately $659,000 at December 31, 2004.

The Company also had federal research credit carryforwards of approximately $450,000 and $396,000 and state research credit carryforwards of approximately $249,000 and $212,000 for tax purposes at December 31, 2004 and 2003, respectively.  The federal carryforwards will begin to expiring, if unused, in 2008.

The Internal Revenue Code (the “Code”) limits the availability of net operating losses and certain tax credits that arose prior to certain cumulative changes in a corporations’s ownership resulting in a change of control of the Company.  The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company underwent “ownership changes” in 1991, 1995, 2000, 2003 and 2004.

11.          Commitments and Contingencies

Employment Agreements

The Company has employment agreements with its Chief Executive Officer, Senior Vice President of Administration and Chief Financial Officer,  The Company may terminate the agreements with or without cause. Should the Company terminate the agreements without cause, the officers are entitled to compensation ranging from 12 to 36 months of salary.

Letter of Credit

As collateral for performance on a software installation and implementation contract, the Company is contingently liable under an irrevocable standby letter of credit in an amount of approximately $106,000. This letter of credit expires on December 26, 2008.  As a condition, the bank requires the Company to invest an equal amount in the form of certificate of deposit.  As of December 31, 2004, there were no drawings against the outstanding balance.

Litigation

The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Leases

The Company currently leases office and research and development space under operating leases which expire at various dates through December 2006.

At December 31, 2004, future minimum lease payments are as follows:

2005	$792,000
2006	$859,000
2007	$—
2008	$—
2009	$—
$1,651,000

The Company is committed to a three year lease for office space housing its Digital Photography operations in Costa Mesa, California which is for 4,275 square feet.  During 2002, the Company consolidated these operations into its corporate headquarters in San Diego, California and vacated the premises.  The Company does not intend to occupy this space and has sub-let this space.  During 2002, the Company recorded an estimated loss on its lease commitment totaling $132,416. In determining this estimated loss for its lease commitment, the Company was required to make various assumptions, including occupancy dates for new tenants, sub-lease rental rates, tenant improvement allowances, abandoned leasehold improvements and commission payments, that involve estimates and judgments.  In formulating its assumptions, the Company took into account current and projected real estate market conditions.  During May 2003, the Company entered into an agreement to sublet this office space.  Under the terms of the sublease, the Company will receive rents of $144,000 over the term of the sublease.  As a result of this sublease, the Company recorded an additional $38,000 in estimated loss on its lease commitment in 2003 and $0 in 2004.  If the Company’s estimates and related assumptions change in the future, the Company may be required to revise this estimated loss on its lease commitment.  If any revisions to its estimated loss are necessary, then an additional loss or a benefit will be recorded.

The Company is committed to a five year lease for office space housing its South Carolina office.  This lease is for 5,500 square feet and expires in December 2006.  The Company consolidated these operations into its corporate headquarters in San Diego, California and sublet this premises during 2003.  Concurrent with our departure, the Company sublet this premises under the same terms for which it was obligated.

Rental expense under operating leases for the years ended December 31, 2003 and 2004 was approximately $608,000 and $828,000 respectively.

12.          Equity

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

Series B Convertible, Redeemable Preferred Stock

In April 1995, the Company’s Articles of Incorporation were amended to authorize 750,000 shares of Series B Convertible Redeemable Preferred Stock (“Series B”).  Each 5.275 shares of Series B are convertible into one share of the Company’s common stock. As of December 31, 2004, the Company had 249,400 shares of Series B outstanding.

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

The holders of Series B, on an as-converted basis, have the same voting rights per share as the Company’s common shares; provided, that the holders of Series B has a special right to elect one director if the Company defaults in the payment of any dividend to the holders of Series B. The holders of Series B are entitled to initial distributions of $2.50 per share of Series B outstanding, upon liquidation and in preference to common shares and any other series of preferred stock plus all accrued but unpaid dividends.

Any time after December 31, 2000, the Company has the right to redeem all or some of the outstanding shares of Series B at a price equal to the original issue price, plus all accrued but unpaid dividends.

The Company had 249,400 shares of Series B outstanding as of December 31, 2003 and 2004. At December 31, 2004 and 2003, the Company had cumulative undeclared dividends of approximately $9,000 and $174,000, respectively.

Common Stock

On January 29, 2004, the Company completed a private placement, which involved the sale of units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock.  Each unit was priced at $3.65.  The warrants, which are first exercisable six-months after the closing date, have a five-year term and an exercise price of $5.48 per share.  As a result of this transaction, the Company issued an aggregate of approximately 1,818,000 new shares of common stock and warrants to purchase up to approximately 364,000 shares of common stock.  In connection with this transaction, the Company also issued to certain placement agents warrants to purchase an additional 199,000 shares of common stock.  The Company raised approximately $6.6 million from the private placement, and has used the net proceeds for working capital.

During twelve month period ended December 31, 2004, the Company issued 25,263 shares of its common stock pursuant to stock-based compensation agreements.  In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock based on the intrinsic value of the award at the measurement date.  The intrinsic value of the award at the measurement date was $3.85 per share based on the closing price of the Company's Common Shares as reported by the American Stock Exchange.

Effective December 31, 2004, the Company rescinded a shareholder note receivable in the amount of $150,000.  The Company had held 25,000 shares of its common stock as collateral for this note.  As a result of this recission, the Company has cancelled 25,000 of previously issued common shares.

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

Warrants

As of December 31, 2004, warrants to purchase 6,328,181 shares of common stock at prices ranging from $1.83 to $16.46 were outstanding. All warrants are exercisable as of December 31, 2004 and expire at various dates through January 2010.

The following table summarizes warrant activity since 2002:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2002	2,915,508	$10.87
Granted	2,887,721	$2.32
Expired / Canceled	(31,000)	$6.25
Exercised	—	$—
Balance at December 31, 2003	5,772,229	$6.62
Granted	647,768	$5.07
Expired / Canceled	(140,639)	$8.05
Exercised	(91,817)	$2.27
Balance at December 31, 2004	6,187,541	$6.49

The following table summarized information about warrants outstanding and exercisable at December 31, 2004:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$1.83	29,070	3.9	$2.11

$2.11	1,566,323	4.45	$2.11

$2.41	344,951	3.9	$2.41

$2.58	855,561	3.9	$2.58

$3.00	85,000	2.09	$3.00

$3.55	200,282	2.39	$3.55

$4.66	63,012	4.08	$4.66

$5.48	499,755	4.08	$5.48

$7.91	13,586	5.04	$7.91

$9.60	181,339	0.24	$9.60

$10.86	176,273	0.83	$10.86

$12.00	2,162,389	0.37	$12.00

$15.00	10,000	0.69	$15.00

	6,187,541

13.          Stock Option Plans

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

Both the 1994 Plan and the Nonqualified Plan are administered by the Board of Directors or a Committee of the Board which determines the employees, directors or consultants which will be granted options and the terms of the options, including vesting provisions which to date has been over a three year period. Both the 1994 Plan and the Nonqualified Plan expired on August 31, 2004.

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

Stock Option Plans
As of December 31, 2004

	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
1994 Plan	111,750	-0-
Nonqualified Plan	2,465	-0-
1999 Plan	243,500	105,560
2001 Plan	536,644	97,568
Total	894,359	203,128

The following table summarizes employee stock option activity since December 31, 2002:

	Options	Weighted- Average Exercise Price

Balance at December 31, 2002	1,397,678	$4.59
Granted	203,750	$2.52
Expired/canceled	(261,422)	$3.77
Exercised	(0)	$0

Balance at December 31, 2003	1,340,006	$4.44
Granted	396,750	$2.32
Expired/canceled	(727,134)	$5.60
Exercised	(115,263)	$2.11

Balance at December 31, 2004	894,359	$2.72

At December 31, 2004, a total of 575,686 options were exercisable at a weighted average price of $3.07 per share. At December 31, 2003, a total of 912,895 options were exercisable at a weighted average price of $5.03 per share.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$1.97 - 2.15	205,084	6.26	$2.10	53,017	$2.05
$2.30 – 3.25	646,788	8.27	$2.70	467,603	$2.78
$5.28 – 11.00	42,487	6.53	$5.97	55,066	$6.51

Total	894,359			575,686

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2004 and 2003 was $1.82 and $1.61, respectively.

14.          Employee Benefit Plan

During 1995, the Company adopted a defined contribution 401(k) retirement plan (the “Plan”). All employees aged 21 years and older become participants after completion of three months of employment. The Plan provides for annual contributions by the Company determined at the discretion of the Board of Directors. Participants may contribute up to 20% of their compensation.

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. The Company made a contribution in 2004 of approximately $45,000 for the 2003 plan year and has accrued a contribution of approximately $40,000 for the 2004 plan year.

15.          Pension Plan

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

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plan; amounts recognized in the Company’s consolidated financial statements; and the assumptions used in determining the actuarial present value of the benefit obligations as of December 31:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$708,105	$883,483
Service cost	8,296	72,200
Interest cost	59,726	78,795
Actuarial gain (loss)	124,228	(66,520)
Effect of exchange rate changes	253,527	150,277
Effect of curtailment	—	(410,130)
Benefits paid	—	—
Benefit obligation at end of year	1,153,882	708,105

Change in plan assets
Fair value of plan assets at beginning of year	304,594	235,211
Actual return of plan assets	(104,215)	(29,357)
Company contributions	141,815	98,740
Benefits paid	—	—
Fair value of plan assets at end of year	342,194	304,594

Funded status	(811,688)	(406,121)
Unrecognized actuarial loss (gain)	236,105	(326,364)
Unrecognized prior service (benefit) cost	—	—
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(575,583)	$(732,485)

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:
Discount rate	4.5%	5.5%
Expected return on plan assets	4.5%	6.0%
Rate of compensation increase	N/A	1.5%

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31
Equity securities	5.70%	7.10%
Debt securities	88.80%	86.90%
Other	5.50%	6.00%
Total	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	8,296	72,200
Interest cost on projected benefit obligations	59,726	78,795
Expected return on plan assets	(23,943)	(24,006)
Amortization of prior service costs	—	—
Amortization of actuarial loss	—	—
Net periodic benefit costs	44,079	126,989

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	4.5%	5.5%
Expected return on plan assets	4.5%	6.0%
Rate of compensation increase	N/A	1.5%

The following discloses information about our defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	1,153,882	708,105
Accumulated benefit obligation	1,153,882	950,383
Fair value of plan assets	342,193	304,594

The following benefit payments are expected to be paid as follows:

2005	567
2006	1,896
2007	3,446
2008	5,280
2009	7,460
2010 - 2014	105,995

16.          Exit Activities

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

The following table summarizes charges recorded and changes in the exit activities reserve during 2003 and 2004:

Accrued for exit activities at December 31, 2002	$138,000

Reductions to exit activity reserve:
Payments:
Severance	(6,000)
Lease Obligation, net of Sublease income	(97,000)

Additions to exit activity reserve:
Additions to reserve based on sublease finalization	38,000

Accrued for exit activities at December 31, 2003	73,000

Reductions to exit activity reserve:
Payments:
Lease Obligation, net of Sublease income	(37,000)

Accrued for exit activities at December 31, 2004	$36,000

17.          Subsequent Event (Unaudited)

On March 3, 2005, the Company entered into a Stock Purchase Agreement with Argus Solutions, Ltd., a New South Wales, Australia corporation (“Argus”), for the sale to Argus of our wholly-owned Singapore subsidiary, Digital Imaging Asia Pacific Pte. Ltd., for cash of $1.3 million.  The sale closed on March 3, 2005.

We also purchased USD $250,000 of shares of stock of Argus at a price of AUD $0.162 per share, which represents approximately one percent of the voting equity of Argus.  As part of the agreement, our Chairman and CEO will join Argus’ Board of Directors during the first quarter of 2005.  In addition, Argus purchased 71,225 shares of the Company’s common stock at a price of USD $3.51 per share for a total of approximately USD $250,000 in an unregistered offering.

Subsequent to December 31, 2004, the Company issued 65,787 shares of common stock pursuant to stock option exercises and issuances of restricted stock to certain employees.