Form 10QSB
period 2005-03-31
IMAGEWARE SYSTEMS INC
filed 2005-05-16
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2005, the number of outstanding shares of the Registrant’s common stock, par value $.01, was 12,110,018.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

(IN THOUSANDS)

(UNAUDITED)

March 31, 2005

Current Assets:
Cash	$1,928
Restricted cash and cash equivalents	106
Accounts receivable, net	1,890
Inventory	840
Other current assets	272
Total Current Assets	5,036

Property and equipment, net	517
Other assets	785
Intangible assets, net of accumulated amortization	689
Goodwill	4,661
Total Assets	$11,688

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$997
Deferred revenue	1,066
Accrued expenses	1,099
Billings in excess of costs and estimated earnings on uncompleted contracts	8
Notes & advances payable to third parties	10
Total Current Liabilities	3,180

Pension obligation	800
Total Liabilities	3,980

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 shares outstanding at March 31, 2005, liquidation preference $623,500 at March 31, 2005	2
Common stock, $.01 par value, 50,000,000 shares authorized, 12,108,599 shares issued and 12,101,895 shares outstanding at March 31, 2005	120
Additional paid in capital	64,265
Treasury stock, at cost - 6,704 shares	(64)
Accumulated other comprehensive income	202
Accumulated deficit	(56,817)
Total shareholders’ equity	7,708

Total Liabilities and Shareholders’ Equity	$11,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED March 31,
	2005	2004

Revenues:
Product	$2,315	$1,814
Maintenance	495	444
	2,810	2,258
Cost of revenues:
Product	845	460
Maintenance	268	221
Gross profit	1,697	1,577

Operating expenses:
General & administrative	1,083	1,126
Sales and marketing	941	656
Research & development	691	633
Depreciation and amortization	159	186
	2,874	2,601

Loss from operations	(1,177)	(1,024)

Interest (income) expense, net	(6)	1,291

Other income, net	(44)	(20)

Loss from continuing operations before income taxes	(1,127)	(2,295)

Income tax expense (benefit)	—	—

Loss from continuing operations	(1,127)	(2,295)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Imaging Asia Pacific Component (including gain on disposal of $233 in 2005)	223	(10)
Income tax benefit (expense)	—	—
Gain (loss) on discontinued operations	223	(10)

Net loss	$(904)	$(2,305)
Basic and diluted (loss) per common share - see note 2
Loss from continuing operations	$(0.10)	$(0.21)
Discontinued operations	$0.02	—
Net loss per common share	$(0.08)	$(0.21)
Weighted-average shares (basic and diluted)	12,036,104	11,210,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities
Net loss	$(904)	$(2,305)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	161	191
Gain on sale of subsidiary	(233)	—
Non cash interest and amortization of debt discount and debt issuance costs	—	865
Stock-based compensation	70	—
Change in assets and liabilities
Accounts receivable, net	(173)	(64)
Inventory	14	243
Other current assets	(43)	(459)
Intangible and other assets	21	7
Accounts payable	(223)	(341)
Accrued expenses	(317)	130
Accrued interest	—	(56)
Deferred revenue	22	22
Contract costs	(416)	—
Pension obligation	(12)	18
Total adjustments	(1,129)	556
Net cash used by operating activities	(2,033)	(1,749)

Cash flows from investing activities
Purchase of property and equipment	(109)	(30)
Proceeds from sale of subsidiary net of cash sold and direct transaction costs	1,209	—
Payment on advances from related stockholders	—	(45)
Net cash provided (used) by investing activities	1,100	(75)

Cash flows from financing activities
Repayment of notes payable	(9)	(16)
Proceeds from issuance of common stock, net of issuance costs	—	6,083
Proceeds from exercised stock options	37	174
Dividends paid	—	(159)

Net cash provided by financing activities	28	6,082
Effect of exchange rate changes on cash	(79)	(88)
Net increase (decrease) in cash	(984)	4,170

Cash at beginning of period	2,912	578

Cash at end of period	$1,928	$4,748
Supplemental disclosure of cash flow information:
Summary of non-cash investing and financing activities:
Exchange of common shares for marketable equity securities	$231	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004

Net loss	$(904)	$(2,305)
Other comprehensive income (loss), net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during the period	(52)	—

Foreign currency translation adjustment	(79)	(88)

Comprehensive loss	$(1,035)	$(2,393)

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

ImageWare’s biometric product is a core software component of an organizations’ security infrastructure and includes a multi-biometric identity management solution for enrolling, managing and identifying people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government, law enforcement, corporate organizations and even entertainment for identification and verification purposes. Our IWS Biometric Engine is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes. It’s also offered as an Software Development Kit based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications. IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents. It can also be utilized within our law enforcement systems to incorporate any number of various multiple biometrics into one system, as well as within our digital imaging products to enable the entertainment industry such as cruise lines to help increase photo sales.

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

ImageWare’s Digital Imaging product line consists of a suite of software for the professional photography market. The software provides professional photographers with a complete workflow solution which enables them to digitally capture and manipulate images, create a custom package or layout and store the images with an associated database. They can then print the digital images themselves or send them via the Internet or CD to a professional lab for processing. Our products include IWS PC Pro, IWS PC Event, IWS School Days+, IWS Studio and IWS GreenScreen. Our customers use the software products in a wide variety of ways including retail studio environments, on-location event photography and “picture day” at schools and day care centers. Our software products are sold through a dealer network and directly to major accounts. We also operate an e-commerce service, IWS Picturemore.com, used by professional photographers, labs and mini-labs to allow their customers to order re-prints and various specialty items. Our sales in the digital photography market were initially developed as a result of our acquisition of Castleworks and E-Focus West in August, 2001.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company has losses and negative cash flows from operations.  The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern.

New financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future. The Company is exploring the possible sale of equity securities and/or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on March 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2005, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

As more fully explained in Note 5 to these condensed consolidated financial statements, prior period financial statements for the three months ended March 31, 2004 have been restated to present the operations of the Company’s wholly-owned subsidiary, Digital Imaging Asia Pacific as a discontinued operation due to this subsidiary’s sale in March 2005.

Stock-Based Compensation

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise price at the initial grant date.  The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards. (“SFAS”) No. 123, Accounting for Stock-

Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the three months ended March 31, 2005 and 2004:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net Loss:
As reported	$(904)	$(2,305)
Stock-based compensation included in net loss	70	—
Stock-based employee compensation under fair value based method	(131)	(224)
Pro forma net loss	$(965)	$(2,529)

Basic loss per common share:
As reported	$(0.08)	$(0.21)
Pro forma	$(0.09)	$(0.23)

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

In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock.  Such compensation expense was $70,000 and $0 for the three months ended March 31, 2005 and 2004, respectively, due to the commencement of the vesting period on March 30, 2004.

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options, convertible notes payable and warrants, calculated using the treasury stock method. During the periods ended March 31, 2005 and 2004, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at March 31, 2005	Number of Common Shares Convertible into at March 31, 2004

Convertible preferred stock	47,280	61,033
Stock options	914,483	870,424
Warrants	5,824,863	6,334,997

The following table sets forth the computation of basic and diluted loss per share for the three month periods ended March 31, 2005 and 2004 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Numerator – loss from continuing operations:
Net loss from continuing operations	$(1,127)	$(2,295)
Less Series B preferred dividends	(13)	(15)
Net loss from continuing operations available to common shareholders	$(1,140)	$(2,310)

Numerator – loss from discontinued operations
Net gain (loss) from discontinued operations	223	(10)
Less Series B preferred dividends	(13)	(15)
Net loss from discontinued operations available to common shareholders	210	(25)

Denominator
Weighted-average shares outstanding	12,036,104	11,210,019

Basic and diluted loss per share:
Continuing operations	$(0.09)	$(0.21)
Discontinued operations	0.02	—
Net loss per share	(0.07)	(0.21)

NOTE 3.  SEGMENT INFORMATION

The Company is comprised of three reportable segments: Law Enforcement, Identification and Digital Photography. The Law Enforcement segment includes sales of products and services to law enforcement and public safety agencies to manage criminal history records and investigate crime.  The Identification segment includes sales of products and services to government agencies and commercial customers for the production of photo identification cards, documents and identification badging systems.  The Digital Photography segment includes sales of products and services to commercial customers engaged in various aspects of the professional photography business.

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.

The table below summarizes information about reportable segments for the three months ended March 31, 2005 and 2004:

	THREE MONTHS ENDED March 31,
	2005	2004
	(in thousands)
Net Revenue:
Law Enforcement	$919	$1,213
Identification	1,799	890
Digital Photography	92	155
Total consolidated net sales	$2,810	$2,258

Operating profit (loss):
Law Enforcement	$(744)	$162
Identification	(240)	(959)
Digital Photography	(193)	(227)

Other unallocated amounts:
Interest expense (income)	(6)	1,291
Other expense (income)	(44)	(20)

Income (loss) from continuing operations before taxes	$(1,127)	$(2,295)

March 31, 2005
(in thousands)
Total Assets by Segment:

Law Enforcement	$1,061
Identification	7,073
Digital Photography	1,338
Total assets for reportable segments	9,472
Corporate	2,216
Total consolidated assets	$11,688

NOTE 4.  INVESTMENTS

In conjunction with the sale of the Company’s wholly-owned subsidiary, as more fully described in Note 5 to these condensed consolidated financial statements, the Company and Argus Solutions Ltd, each agreed to purchase $250,000 of each others common stock at a per share price equal to 108% of the closing price of each others’ stock as determined by the American Stock Exchange and Australian Stock Exchange, respectively.  As legal consideration, each Company paid the other cash of $250,000.  The Company and Argus consummated the transaction through the exchange of common shares.  The Company exchanged 71,225 shares of its common stock for 1,929,914 shares of common stock of Argus Solutions Ltd., which represents approximately one percent of the voting equity of Argus.    In accordance with Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153), the Company has recorded this transaction as a nonmonetay exchange based on the fair value of the shares exchanged as determined by the closing price of the Company’s shares on the American Stock Exchange on the transaction date of $3.25 or $231,000.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and based on our intentions regarding these instruments, we classify marketable equity securities into trading or available-for-sale categories.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Marketable securities not classified as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.  Marketable equity securities are included in other non-current assets.  At March 31, 2005, the Company had classified $179,000 as available-for-sale marketable securities.  These securities are reported at fair value as determined through quoted market sources.  Unrealized gain or loss on these investments is recorded as a component of accumulated other comprehensive income, net of tax and amounted to a loss of $52,000 and $0 at March 31, 2005 and 2004, respectively.

NOTE 5.  SALE OF SUBSIDIARY

On March 3, 2005, the Company sold its wholly-owned Singapore subsidiary, Digital Imaging Asia Pacific Pte. Ltd., for cash of $1,300,000.  The Company decided to sell this subsidiary as part of its overall strategic partnership with Argus Solutions Ltd (“Argus”),  as a means of strengthening its position in the Asia-Pacific region.  In conjunction with this strategy, the Company entered into an International Distributor Agreement with Argus pursuant to which Argus will distribute the Company’s biometric engine, law enforcement and secure credential solutions in the Asia-Pacific region, excluding Japan and Korea, for a period of three years.  Argus will pay the Company a minimum license fee during the first three years of $1,400,000; $200,000 in year one; $400,000 in year two and $800,000 in year three.  In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) regarding fee determination and collectibility criteria, we recognized revenues of $17,000 and recorded deferred revenues of $33,000 related to this minimum license fee for the three months ended March 31, 2005.

In accordance with SFAS 144, this subsidiary, previously included in the Company’s Identification segment, is treated as a discontinued operation.  The net loss for this subsidiary for the three months ended March 31, 2005 and 2004 are reflected in the Company’s condensed Consolidated Statement of Operations as loss from discontinued operations.  Included in the 2005 loss results is a gain on sale of subsidiary of $233,000 net of direct transaction costs of $49,000 and including the allocation of $637,000 of goodwill.

The assets and liabilities sold as part of the transaction included the following:

Cash	$41,000
Accounts receivable	80,000
Inventories	242,000
Prepaid expenses and other current assets	18,000
Property and equipment, net	17,000
Goodwill	637,000
$1,035,000

Accounts payable and other current liabilities	$17,000

Digital Imaging Asia Pacific’s sales, reported in discontinued operations, for the three months ended March 31, 2005 and 2004 were $42,000 and $104,000, respectively.  Digital Imaging Asia Pacific’s pretax loss, reported in discontinued operations, for the three months ended March 31, 2005 and 2004, were $10,000 and $10,000 respectively.   Prior period financial statements for the three months ended March 31, 2004 have been restated to present the operations of Digital Imaging Asia Pacific as a discontinued operation.

NOTE 6.  RELATED PARTIES

Subsequent to the Company’s sale of its wholly-owned subsidiary, Digital Imaging Asia Pacific Pte. Ltd., to Argus Solutions Ltd (“Argus’), as more fully described in Note 5 to these condensed consolidated financial statements, the Company’s Chief Executive Officer accepted an invitation to become a member of Argus’ Board of Directors.  Prior to the closing of the Company’s sale transaction with Argus, the Company had no material relationship with Argus Solutions.

NOTE 7.  SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company issued 8,123 shares of common stock pursuant to stock option exercises.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” and elsewhere in this Quarterly Report.

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

OVERVIEW

ImageWare Systems, Inc. utilizes its imaging technology to develop software used to create booking and investigative software, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records.  The following management’s discussion and analysis based upon our Law Enforcement, Identification and Digital Photography segments.  Results as presented for our Identification segment do not contain the results of our wholly-owned subsidiary, Digital Imaging Asia Pacific, due to this component of our Identification segment being classified as discontinued operations due to the sale of this subsidiary during the three months ended March 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

	THREE MONTHS ENDED MARCH 31,
Net Product Revenues (dollars in thousands)	2005	2004	$ Change	% Change

Product revenues:
Law Enforcement	$328	$781	$(453)	(58)%
Percentage of total net product revenue	14%	43%
Identification	$1,905	$879	$1,026	117%
Percentage of total net product revenue	82%	49%
Digital Photography	$82	$154	$(72)	(47)%
Percentage of total net product revenue	4%	8%
Total net product revenues	$2,315	$1,814	$(501)	28%

Product revenues increased 28% from $1,814,000 for the three months ended March 31, 2004, to $2,315,000 for the corresponding period in 2005. Revenues related to law enforcement systems and software decreased $453,000 for the three months ended March 31, 2005, as compared to the corresponding period in 2004.  We believe that the increase in terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will increase the overall demand for the Company’s law enforcement products, however, we cannot predict the timing of the shift in demand.

Identification product revenues increased 117% from $879,000 for the three months ended March 31, 2004, to $1,905,000 for the corresponding period in 2005.  Domestically, Identification revenues increased approximately $1,085,000.  This increase in revenue is reflective of sales of our Biometric Engine product into project-oriented work and an increase in boxed software and consumables sold through distribution channels.  In June of 2004 we terminated our master distributor model because it did not produce the results we anticipated, and we re-established direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $59,000.  This decrease is reflective of the repositioning of our international sales office in Germany to lower fixed costs and this office’s pursuit of significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  This office had historically emphasized the resale of third-party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  Management feels that foreign markets served by these offices will embrace our identification and biometric solutions for large-scale high-end solutions.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their employees, consultants and visitors. We anticipate that these factors will increase overall demand for the Company’s identification products, however, we cannot predict the timing of the shift in demand.

Digital Photography product revenues decreased 47% from $154,000 for the three months ended March 31, 2004, to $82,000 for the corresponding period in 2005.  We believe this decrease is due to our customers delaying purchasing decisions until the next version of our Digital Photography is released.

Our backlog of product orders as of March 31, 2005, was approximately $763,000.  At March 31, 2005, we also had maintenance and support backlog of approximately $868,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED MARCH 31,
Maintenance Revenues (dollars in thousands)	2005	2004	$ Change	% Change

Maintenance revenues:
Law Enforcement	$478	$432	$46	11%
Percentage of total net maintenance revenue	96%	97%
Identification	$5	$12	$(7)	(58)%
Percentage of total net maintenance revenue	1%	3%
Digital Photography	$12	$—	$12	N/A
Percentage of total net maintenance revenue	3%	0%
Total net maintenance revenues	$495	$444	$51	12%

Maintenance revenues increased 12% from $444,000 for the three months ended March 31, 2004, to $495,000 for the corresponding period in 2005. Law enforcement maintenance revenues increased 11% or $46,000 for the three months ended March 31, 2005, from $432,000 for the three months ended March 31, 2004, to $478,000 for the corresponding period in 2005. This increase is due to the expansion of our installed base in the Law Enforcement market.

Identification maintenance revenues decreased 58% or $7,000 for the three months ended March 31, 2005, from $12,000 for the three months ended March 31, 2005, to $5,000 for the corresponding period in 2005. This decrease and the related levels of identification maintenance is due primarily to the shift in our strategy to outsource international service and maintenance for hardware. This shift has enabled Company to reduce costs and focus its resources on expanding our international sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

Our increase in Digital Photography maintenance revenues of $12,000 for the three months ended March 31, 2005, as compared to the corresponding period in 2004 is reflective of software maintenance services on custom contract programming projects completed in subsequent to the first quarter of 2004.

	THREE MONTHS ENDED MARCH 31,
Cost of Product Revenues: (dollars in thousands)	2005	2004	$ Change	% Change

Cost of Product Revenues:
Law Enforcement	$193	$183	$10	5%
Percentage of Law Enforcement product revenue	59%	23%
Identification	$650	$261	$389	149%
Percentage of Identification product revenue	34%	30%
Digital Photography	$2	$16	$(14)	(85)%
Percentage of Digital Photography product revenue	3%	10%
Total product cost of revenues	$845	$460	$385	84%
Percentage of total product revenues	37%	25%

Cost of total product revenues increased from 84%, or $385,000 from $460,000 or 25% of product revenues for the three month period ended March 31, 2004, to $845,000 or 37% of product revenues for the corresponding period in 2005. This increase is due primarily to higher sales of hardware and consumables (which have higher costs than software only solutions) resulting in higher cost of sales as a percentage of product revenues.

Cost of product revenues for our Law Enforcement segment increased 5%, or $10,000 from $183,000 or 23% of Law Enforcement product revenues for the three months ended March 31, 2004, to $193,000, or 59% of product revenues for the corresponding period in 2005.  This increase is due primarily to the smaller revenue base available to absorb fixed product costs and higher sales of hardware.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues for our Identification segment increased 149% or $389,000 from $261,000 or 30% of Identification product revenues for the three months ended March 31, 2004, to $650,000 or 34% of Identification product revenues for the corresponding period in 2005.  This increase is reflective primarily of higher domestic identification revenues from project-oriented work which included cost for equipment, third-party software licenses and contract programming fees for software customization.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenue related to our Digital Photography segment decreased 85% or $14,000 from $16,000 or 10% of Digital Photography product revenues for the three months ended March 31, 2004 to $2,000 or 3% of Digital Photography revenues for the corresponding period in 2005.  This decrease is due primarily to lower Digital Photography sales during the three months ended March 31, 2005, as compared to the corresponding period in 2004.

	THREE MONTHS ENDED MARCH 31,
Maintenance cost of revenues	2005	2004	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$252	$196	$56	29%
Percentage of Law Enforcement maintenance revenue	53%	45%
Identification	$16	$25	$(9)	(35)%
Percentage of Identification maintenance revenue	339%	208%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	%	%
Total maintenance cost of revenues	$268	$221	$47	21%
Percentage of total maintenance revenues	54%	50%

Costs of maintenance revenues increased 21% from $221,000, or 50% of maintenance revenues, for the three months ended March 31, 2004, to $268,000, or 54% of maintenance revenues, for the corresponding period in 2005. Cost of maintenance revenues in Law Enforcement increased 29%, from $196,000 or 45% of maintenance revenues for the three months ended March 31, 2004, to $252,000 or 53% of maintenance revenues for the corresponding period in 2005. This dollar increase in costs of maintenance revenues is reflective of higher costs necessary to service our expanding installed base. Identification maintenance cost of revenues decreased $9,000 due to the outsourcing of international hardware service.

	THREE MONTHS ENDED MARCH 31,
Product gross profit (dollars in thousands)	2005	2004	$ Change	% Change

Product gross profit
Law Enforcement	$135	$598	$(463)	(77)%
Percentage of Law Enforcement product revenue	41%	77%
Identification	$1,255	$618	$637	103%
Percentage of Identification product revenue	66%	70%
Digital Photography	$79	$138	$(59)	(42)%
Percentage of Digital Photography product revenue	97%	90%
Total product gross profit	$1,470	$1,354	$116	9%
Percentage of total product revenues	63%	75%

Total product gross profit as a percentage of product revenues decreased from 75% for the three month period ended March 31, 2004, to 63% of product revenues for the corresponding period in 2005. The overall decrease is primarily due to a higher percentage of total revenues coming from the sales of hardware and consumables which have higher costs than software only solutions.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue decreased from 77% for the three months ended March 31, 2004, to 41% for the corresponding period of 2005. This decrease is due primarily to our product mix containing higher percentages of hardware (which have higher costs than software only solutions) than the comparable period in 2004, as well as a smaller revenue base available to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue decreased from 70% or $618,000 for the three months ended March 31, 2004, to 66% or $1,255,000 for the corresponding period of 2005. The decrease is in gross profit percentage from 70% for the three months ended March 31, 2004, to 66% for the corresponding period in 2005 is due primarily to our product mix containing higher percentages of hardware and consumables (which have higher costs than software only solutions) than the comparable period in 2004.  The dollar increase of $637,000 from $618,000 for the three months ended March 31, 2004, to $1,255,000 for the comparable period in 2005 is reflective of increased domestic revenues from project-oriented work.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Gross margins for the Digital Photography product segment decreased 42% or $59,000, from $138,000 or 90% of Digital Photography product revenues for the three months ended March 31, 2004, to $79,000, or 97% of Digital Photography revenues for the corresponding period in 2005. This decrease of $59,000 is reflective of our lower digital photography software sales in the three months ended March 31, 2005, as compared to the corresponding period in 2004.

Maintenance gross profit	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2005	2004	$ Change	% Change

Maintenance gross profit
Law Enforcement	$226	$236	$(10)	(4)%
Percentage of Law Enforcement maintenance revenue	47%	55%
Identification	$(11)	$(13)	$(2)	(12)%
Percentage of Identification maintenance revenue	(239)%	(108)%
Digital Photography	$12	$—	$12	100%
Percentage of Digital Photography maintenance revenue	100%	N/A
Total maintenance gross profit	$227	$223	$4	2%
Percentage of total maintenance revenues	46%	50%

Gross margins related to maintenance revenues decreased $4,000 from $223,000, or 50% of maintenance revenues for the three months ended March 31, 2004, to $227,000, or 46% of maintenance revenues for the corresponding period in 2005. This percentage decrease is due primarily to higher maintenance costs in our Law Enforcement segment needed to service or expanding installed base.

Operating expenses	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2005	2004	$ Change	% Change

General & administrative	$1,083	$1,126	$(43)	-4%
Percentage of total net revenue	39%	50%
Sales and marketing	$941	$656	$284	43%
Percentage of total net revenue	33%	29%
Research & development	$691	$633	$58	9%
Percentage of total net revenue	25%	28%
Depreciation and amortization	$159	$186	$(27)	-15%
Percentage of total net revenue	6%	8%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses decreased 4%, or $43,000 from $1,126,000 for the three months ended March 31, 2004, to $1,083,000 for the corresponding period in 2005.  Such expenses, as a percentage of total net revenues, decreased from 50% for the three months ended March 31, 2004, to 39% for the corresponding period in 2005.  This percentage decrease is reflective of higher total net revenues during the three months ended March 31, 2005, as compared to the corresponding period in 2004.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses increased 43%, or $284,000 from $656,000 for the three months ended March 31, 2004, to $941,000 for the corresponding period in 2005.  Such expenses, as a percentage of total net revenues, increased from 29% for the three months ended March 31, 2004, to 33% for the corresponding period in 2005.  The dollar increase of $284,000 is due primarily to increases in headcount and payments to sales consultants (including lobbyists).  The increase in headcount and amounts paid to sales consultants reflects required resources needed to pursue large project solution opportunities.  We anticipate that this level of expenses incurred for sales and marketing incurred during the three months ended March 31, 2005, will continue as we pursue large project solution opportunities.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 9% or $58,000 from $633,000 for the three months ended March 31, 2004, to $691,000 for the corresponding period in 2005 due primarily to increased utilization of contract programming services.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased $27,000 from $186,000 for the three months ended March 31, 2004, to $159,000 for the corresponding period in 2005. This decrease is due primarily to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST EXPENSE, NET.  For the three months ended March 31, 2005, we recognized interest income of $7,000 and interest expense of $1,000. For the three months ended March 31, 2004, we recognized interest income of $2,000 and interest expense of $1,293,000.  Interest expense for the three months ended March 31, 2004. contains approximately $865,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  Interest expense for the three months ended March 31, 2004, also contains $424,000 in penalties classified as interest expense incurred as a result of the Company failure to register certain shares of the Company’s common stock in conjunction with the private placement of securities in November 2003 and January 2004 within specified time periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had total current assets of $5,036,000 and total current liabilities of $3,180,000, or working capital of $1,856,000. At March 31, 2005, we had available cash of $1,928,000 and $106,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $2,033,000 for the three month period ended March 31, 2005, as compared to $1,749,000 for the corresponding period in 2004. We used cash to fund net losses of $906,000, excluding non-cash expenses

(depreciation, amortization, and stock-based compensation) of $231,000, offset by non-operating income (gain on sale of subsidiary) of $233,000 for the three months ended March 31, 2005.  We used cash to fund net losses of $1,249,000, excluding non-cash expenses (depreciation, amortization, non-cash interest and debt discount amortization) of $1,056,000 for the corresponding period in 2004. For the three months ended March 31, 2005, we used cash of $180,000 to fund increases in current assets and used cash of $947,000 for reductions in current liabilities and deferred revenues.  For the three months ended March 31, 2004, we used cash of $273,000 to fund increases in current assets and used cash of $227,000 for reductions in current liabilities and deferred revenues.

Net cash provided by investing activities was $1,100,000 for the three months ended March 31, 2005.  Net cash used by investing activities was $75,000 for the corresponding period in 2004. For the three months ended March 31, 2005, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $109,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the three months ended March 31, 2005, we generated cash of $1,300,000 from the sale of our wholly-owned Singapore subsidiary, Digital Imaging Asia Pacific, offset by cash sold and direct transaction costs of $91,000.  For the three months ended March 31, 2004, we used cash of $30,000 to fund capital expenditures of computer equipment, software, furniture and fixtures. We used cash of $45,000 to repay advances from related stockholders.

Net cash provided by financing activities was $278,000 for the three month period ended March 31, 2005, as compared to $6,082,000 for the corresponding period in 2004.  For the three months ended March 31, 2005, we generated cash of $37,000 from the exercise of stock options.   For the three months period ended March 31, 2005, we used cash of $9,000 for the repayment of notes payable.  For the three months ended March 31, 2004, we generated cash of $6,083,000 from our issuance of common stock in a private placement.  We also generated cash of $174,000 from the exercise of stock options.  For the three months ended March 31, 2004, we used cash of $159,000 for the payment of dividends on our Series B Preferred Stock and used cash of $16,000 for the repayment of notes payable.

We conduct operations in leased facilities under operating leases expiring at various dates through 2006. In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the aggregate amount of $106,000. This letter of credit expires on December 26, 2008.  We also have various short-term notes payable due at various times during the next twelve months.

New financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future.  The Company may be required to  seek additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months, assuming the successful implementation of our business plan. Our business plan includes, among other things, significant increases in revenues in future periods, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures. If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute significant cost reduction plans. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company. In addition, our ability to raise additional capital may be dependent upon the Company’s Common Stock being quoted on the American Stock Exchange. There can be no assurance that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding, either through generation of positive cash flow from operations or by obtaining additional funding,  there is substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)”. The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (“SFAS 123R”), which is effective beginning July 1, 2005.  On April 15, 2005, the Securities and Exchange Commission announced that companies may implement SFAS No 123R at the beginning of their next fiscal year begins after June 15, 2005.  The Company expects to adopt the revised rules on January 1, 2006.  SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards.  The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No 123, “Accounting for Stock-Based Compensation.”  The Company is currently evaluating transition alternatives and valuation methodologies for future grants.  As a result, pro forma compensation expense, as reflected in Note 1, may not be indicative of future expense to be recognized under SFAS 123R.  The effect of adoption of 123R on the Company’s financial position or results of operations has not yet been determined.

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

In April 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  Interpretation No. 47 is effective no later than the end of fiscal years beginning after December 15, 2005. We are currently evaluating the effect of this pronouncement.

RISK FACTORS

WE CURRENTLY HAVE LIMITED CASH RESOURCES AND WE MAY REQUIRE ADDITIONAL FUNDING TO FINANCE OUR WORKING CAPITAL REQUIREMENTS DURING THE NEXT TWELVE MONTHS.

We currently have limited cash resources and we may require financing to fund our anticipated working capital requirements during the next twelve months. We anticipate that our existing resources will not be sufficient to enable us to maintain our current and planned operations for the next twelve months.  If we are not able to generate positive cash flows from operations in the near future, we will be required to seek additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity to raise additional funds, our existing shareholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding Common Stock. Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. In addition, our ability to raise additional capital may be dependent upon the Company’s Common Stock being listed on the American Stock Exchange. We cannot guarantee that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $56.8 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of March 31, 2005, we had an accumulated deficit of $56.8 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of March 31, 2005, the Company had cumulative undeclared dividends of approximately $22,000.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures . Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of March 31, 2005, have concluded that as of such date, our disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed in our reports required to be filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2. CHANGES IN SECURITIES

Issuance of Common Stock

On February 28, 2005, the Company completed a private placement of 71,225 shares of common stock at a price at $3.51 per share to one foreign accredited investor.  For this sale and issuance of common stock, we relied on the exemption from registration under Section 4(2) and Regulation S of the Securities Act.  The sale did not involve a public offering or general solicitation.  No commissions were paid on the offer and sale of the shares.  The stock certificates contained a restrictive legend in accordance with Rule 144 and Regulation S.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

2.1	Stock Purchase Agreement dated March 1, 2005*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*                 Incorporated by reference to Registrant’s Current Report, Form 8-K as filed with the Securities and Exchange Commission on March 9, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: May 16, 2005	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)