Form 10QSB/A
period 2005-03-31
IMAGEWARE SYSTEMS INC
filed 2005-07-22
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends our Quarterly Report on Form 10-QSB for the period ended March 31, 2005.  We are filing this amendment to restate Part I, Item 3 regarding Controls and Procedures. This Amendment No. 1 updates only the information contained in Part I, Item 3.  No other changes to the financial statements or disclosures have been made.  This Amendment No. 1 does not otherwise alter the disclosures set forth in the original 10-QSB and does not reflect events occurring after the filing of the original 10-QSB.  This Amendment No. 1 is effective for all purposes as of the date of the filing of the original 10-QSB.

PART I

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures.  We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMAGEWARE SYSTEMS, INC.

Date: July 22, 2005	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)