Form 10QSB
period 2005-06-30
IMAGEWARE SYSTEMS INC
filed 2005-08-12
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2005, the number of outstanding shares of the Registrant’s common stock, par value $.01, was 13,544,537.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I.	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
	ITEM 2.	Management’s Discussion and Analysis or Plan of Operation
	ITEM 3.	Controls and Procedures

PART II.	OTHER INFORMATION
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$365	$2,912
Restricted cash and cash equivalents	106	106
Accounts receivable, net	1,048	1,797
Inventory	981	1,097
Other current assets	311	247
Total Current Assets	2,811	6,159

Property and equipment, net	482	510
Other assets	684	628
Intangible assets, net of accumulated amortization	613	764
Goodwill	4,661	5,298
Total Assets	$9,251	$13,359

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$864	$1,229
Deferred revenue	817	1,045
Billings in excess of costs and estimated earnings on uncompleted contracts	—	424
Accrued expenses	1,120	1,565
Notes & advances payable to bank and third parties	2	18
Total Current Liabilities	2,803	4,281

Pension obligation	774	812
Total Liabilities	3,577	5,093

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 shares outstanding at June 30, 2005 and December 31, 2004, liquidation preference $623,500 at June 30, 2005 and December 31, 2004	2	2
Common stock, $.01 par value, 50,000,000 shares authorized, 12,117,762 shares issued and 12,111,058 and 11,962,385 shares outstanding at June 30, 2005 and December 31, 2004, respectively	120	118
Additional paid in capital	64,284	63,789
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	80	334
Accumulated deficit	(58,748)	(55,913)
Total shareholders’ equity	5,674	8,266

Total Liabilities and Shareholders’ Equity	$9,251	$13,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004

Revenues:
Product	$1,448	$2,085	$3,763	$3,899
Maintenance	527	458	1,022	902
	1,975	2,543	4,785	4,801
Cost of revenues:
Product	610	494	1,455	954
Maintenance	227	206	495	427
Gross profit	1,138	1,843	2,835	3,420

Operating expenses:
General & administrative	1,279	1,116	2,362	2,242
Sales and marketing	823	858	1,764	1,514
Research & development	796	722	1,487	1,355
Depreciation and amortization	154	176	313	362
	3,052	2,872	5,926	5,473
Loss from operations	(1,914)	(1,029)	(3,091)	(2,053)

Interest expense (income), net	(5)	3,898	(11)	5,189

Other (income) expense, net	(5)	(9)	(49)	(29)
Loss from continuing operations before income taxes	(1,904)	(4,918)	(3,031)	(7,213)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,904)	(4,918)	(3,031)	(7,213)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Imaging Asia Component (including gain on disposal of $233 in 2005)	—	(10)	223	(20)
Income tax benefit (expense)	—	—	—	—
Gain (loss) on discontinued operations	—	(10)	223	(20)

Net loss	$(1,904)	$(4,928)	$(2,808)	$(7,233)

Basic and diluted loss per common share - see note 2	$(0.16)	$(0.42)	$(0.23)	$(0.63)
Weighted-average shares (basic and diluted)	12,109,723	11,825,414	12,071,861	11,517,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities
Net loss	$(2,808)	$(7,233)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	315	371
Gain on sale of subsidiary	(233)	—
Non cash interest and amortization of debt discount and debt issuance costs	—	4,472
Stock based compensation	139	82
Change in assets and liabilities
Restricted cash and cash equivalents	—	48
Accounts receivable, net	670	(511)
Inventory	(126)	77
Other current assets	(82)	(184)
Intangible and other assets	47	6
Accounts payable	(356)	(311)
Accrued expenses	(367)	364
Deferred revenue	(228)	6
Contract costs	(424)	—
Pension obligation	(37)	43
Total adjustments	(682)	4,463
Net cash used by operating activities	(3,490)	(2,770)

Cash flows from investing activities
Purchase of property and equipment	(153)	(63)
Proceeds from sale of subsidiary net of cash sold and direct transaction costs	1,209	—
Payment on advances from related stockholders		(59)
Net cash provided (used) by investing activities	1,056	(122)

Cash flows from financing activities
Repayment of notes payable	(17)	(31)
Proceeds from issuance of common stock, net of issuance costs	—	6,054
Proceeds from exercised stock options	56	257
Dividends paid	(26)	(185)

Net cash provided by financing activities	13	6,095
Effect of exchange rate changes on cash	(126)	(54)
Net increase (decrease) in cash	(2,547)	3,149

Cash at beginning of period	2,912	578

Cash at end of period	$365	$3,727

Supplemental disclosure of cash flow information:
Summary of non-cash investing and financing activities:
Exchange of common shares for marketable equity securities	$231	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004

Net loss	$(1,904)	$(4,928)	$(2,808)	$(7,233)
Other comprehensive income (loss):
Unrealized loss on securities:
Unrealized holding losses arising during the period	(76)	—	(128)	—

Foreign currency translation adjustment	(47)	(9)	207	(88)
Comprehensive loss	$(2,027)	$(4,937)	$(2,729)	$(7,321)

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

ImageWare’s biometric product is a core software component of an organizations’ security infrastructure and includes a multi-biometric identity management solution for enrolling, managing and identifying people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government, law enforcement, corporate organizations and even entertainment for identification and verification purposes. Our IWS Biometric Engine is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes. It’s also offered as a Software Development Kit based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications. IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents. It can also be utilized within our law enforcement systems to incorporate any number of various multiple biometrics into one system, as well as within our digital imaging products to enable the entertainment industry to help increase photo sales.

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

As more fully described in Note 7 to these condensed consolidated financial statements, in July 2005, the Company completed a private placement of its common stock.  The Company received net proceeds of approximately $3.3 million, however, additional financing may be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future. The Company may consider the possible sale of equity securities and/or debt financing, and believes that additional financing, if required, will be available under terms and conditions that are acceptable to the Company. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on March 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2005, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

As more fully explained in Note 5 to these condensed consolidated financial statements, prior period financial statements for the three and six months ended June 30, 2004, have been restated to present the operations of the Company’s wholly-owned subsidiary, Digital Imaging Asia Pacific as a discontinued operation due to this subsidiary’s sale in March 2005.

Stock-Based Compensation

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise price at the initial grant date.  The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards. (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the three and six months ended June 30, 2005 and 2004:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004

Net Loss:
As reported	$(1,904)	$(4,928)	$(2,808)	$(7,233)
Stock-based compensation included in net loss	70	82	140	82
Stock based employee compensation under fair value based method	(153)	(164)	(284)	(246)
Pro forma net loss	$(1,987)	$(5,010)	$(2,952)	$(7,397)

Basic loss per common share:
As reported	$(0.16)	$(0.42)	$(0.23)	$(0.63)
Pro forma	$(0.17)	$(0.42)	$(0.25)	$(0.64)

On March 30, 2004, the Company entered into a stock option exchange agreement with certain employees whereby the employees would receive 255,792 shares of restricted stock in exchange for 426,321 options previously granted under various stock option plans.  Under the terms of the agreement, the employees will receive three shares of restricted stock for each five options exchanged.  The restricted stock will vest over three years on a quarterly basis and will fully vest upon either a change in control, the sale of the Company, or termination of employment unless such termination is for cause.

In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock.  Such compensation expense was $70,000 and $140,000 for the three and six months ended June 30, 2005, respectively, and $82,000 for the three and six months ended June 30, 2004.

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

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS154).  This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement requires retrospective application to financial statements of prior periods for changes in accounting principle. This Statement is effective January 1, 2006.  This standard has no impact on the Company’s financial statements.

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended June 30, 2005 and 2004, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at June 30, 2005	Number of Common Shares Convertible into at June 30, 2004

Convertible preferred stock	47,280	62,049
Stock options	535,029	484,197
Warrants	3,843,813	6,305,927

The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2005 and 2004 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Numerator – loss from continuing operations:
Net loss from continuing operations	$(1,904)	$(4,918)	$(3,031)	$(7,213)
Less Series B preferred dividends	(13)	(13)	(26)	(26)
Net loss from continuing operations available to common shareholders	$(1,917)	$(4,931)	$(3,057)	$(7,239)

Numerator – gain (loss) from discontinued operations:
Net gain (loss) discontinued operations	—	(10)	223	(20)

Denominator
Weighted-average shares outstanding	12,109,723	11,825,414	12,071,861	11,517,716

Basic and diluted loss per share:
Loss from continuing operations	$(0.16)	$(0.42)	$(0.25)	$(0.63)
Discontinued operations	—	—	0.02	—
Net loss per share	$(0.16)	$(0.42)	$(0.23)	$(0.63)

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

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.

There are no significant intersegment transactions.

The table below summarizes information about reportable segments for the three and six months ended June 30, 2005 and 2004:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(in thousands) (unaudited)		(in thousands) (unuadited)
Net Revenue:
Law Enforcement	$744	$1,364	$1,608	$2,578
Identification	1,170	1,032	3,021	1,923
Digital Photography	61	147	156	300
Total consolidated net sales	$1,975	$2,543	$4,785	$4,801

Operating income (loss):
Law Enforcement	$(831)	$247	$(1,575)	$409
Identification	(888)	(1,013)	(1,128)	(1,972)
Digital Photography	(195)	(263)	(388)	(490)

Other unallocated amounts:
Interest expense (income)	(5)	3,898	(11)	5,189
Other expense (income)	(5)	(9)	(49)	(29)

Income (loss) before taxes	$(1,904)	$(4,918)	$(3,031)	$(7,213)

June 30, 2005
(in thousands)
Total Assets by Segment:

Law Enforcement	$680
Identification	6,587
Digital Photography	1,311
Total assets for reportable segments	8,578
Corporate	673
Total consolidated assets	$9,251

NOTE 4.  INVESTMENTS

In conjunction with the sale of the Company’s wholly-owned subsidiary, as more fully described in Note 5 to these condensed consolidated financial statements, the Company and Argus Solutions Ltd, each agreed to purchase $250,000 of each others common stock at a per share price equal to 108% of the closing price of each others’ stock as determined by the American Stock Exchange and Australian Stock Exchange, respectively.  As legal consideration, each Company paid the other cash of $250,000.  The Company and Argus consummated the transaction through the exchange of common shares.  The Company exchanged 71,225 shares of its common stock for 1,929,914 shares of common stock of Argus Solutions Ltd., which represents approximately one percent of the voting equity of Argus.    In accordance with Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153), the Company has recorded this transaction as a nonmonetary exchange based on the fair value of the shares exchanged as determined by the closing price of the Company’s shares on the American Stock Exchange on the transaction date of $3.25 or $231,000.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and based on our intentions regarding these instruments, we classify marketable equity securities into trading or available-for-sale categories.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Marketable securities not classified as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.  Marketable equity securities are included in other non-current assets.  At June 30, 2005, the Company had classified $103,000 as available-for-sale marketable securities.  These securities are reported at fair value as determined through quoted market sources.  Unrealized gain or loss on these investments is recorded as a component of accumulated other comprehensive income, net of tax and amounted to a loss of $128,000 and $0 at June 30, 2005 and 2004, respectively.

NOTE 5.  SALE OF SUBSIDIARY

On March 3, 2005, the Company sold its wholly-owned Singapore subsidiary, Digital Imaging Asia Pacific Pte. Ltd., for cash of $1,300,000.  The Company decided to sell this subsidiary as part of its overall strategic partnership with Argus Solutions Ltd (“Argus”), as a means of strengthening its position in the Asia-Pacific region.  In conjunction with this strategy, the Company entered into an International Distributor Agreement with Argus pursuant to which Argus will distribute the Company’s biometric engine, law enforcement and secure credential solutions in the Asia-Pacific region, excluding Japan and Korea, for a period of three years.  Argus will pay the Company a minimum license fee during the first three years of $1,400,000; $200,000 in year one; $400,000 in year two and $800,000 in year three.  In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) regarding fee determination and collectibility criteria, we recognized revenues of $17,000 and $67,000 for the three and six month periods ended June 30, 2005, respectively and recorded deferred revenues of $33,000 as of June 30, 2005 related to this minimum license fee.

In accordance with SFAS 144, this subsidiary, previously included in the Company’s Identification segment, is treated as a discontinued operation.  The net loss for this subsidiary for the three and six months ended June 30, 2005 and 2004 are reflected in the Company’s condensed Consolidated Statement of Operations as loss from discontinued operations.  Included in the 2005 loss results is a gain on sale of subsidiary of $233,000 net of direct transaction costs of $49,000 and including the allocation of $637,000 of goodwill.

The assets and liabilities sold as part of the transaction included the following:

Cash	$41,000
Accounts receivable	80,000
Inventories	242,000
Prepaid expenses and other current assets	18,000
Property and equipment, net	17,000
Goodwill	637,000
$1,035,000

Accounts payable and other current liabilities	$17,000

Digital Imaging Asia Pacific’s sales, reported in discontinued operations, for the three months ended June 30, 2005 and 2004 were $0 and $137,000, respectively.  Digital Imaging Asia Pacific’s sales for the six months ended June 30, 2005 and 2004 were $42,000 and 241,000, respectively.  Digital Imaging Asia Pacific’s pretax loss, reported in discontinued operations, for the three months ended June 30, 2005 and 2004, were $0 and $10,000 respectively.   Digital Imaging Asia Pacific’s pretax loss, reported in discontinued operations for the six months ended June 30, 2005 and 2004, were $10,000 and $20,000 respectively.   Prior period financial statements for the three and six months ended June 30, 2004 have been restated to present the operations of Digital Imaging Asia Pacific as a discontinued operation.

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

NOTE 7.  SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Company completed a Securities Purchase Agreement for the sale of 1,397,287 units to 18 accredited investors, each unit consisting of one share of common stock and a warrant to purchase 0.38 shares of common stock.  The purchasers paid $2.58 per unit.  The warrants have a five-year term and exercise price of $3.45 per share.  At closing, the Company issued an aggregate 1,397,287 new shares of common stock plus warrants to purchase up to 530,998 shares of common stock.  In connection with these transactions, we are required to issue to the finders warrants to purchase an additional 104,796 shares of common stock and pay a finder’s fee of approximately $281,000 in cash.  The fair value of the warrants issued to the finders was approximately $170,000 as determined by the Black-Sholes option pricing model.

We raised approximately $3.6 million from this private placement, and after payment of expenses, received net proceeds of approximately $3.3 million.

Subsequent to June 30, 2005, the Company issued 36,192 shares of common stock to certain individuals pursuant to the stock option exchange agreement more fully explained in Note 1 to these condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” beginning on page 24 and elsewhere in this Quarterly Report.

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

OVERVIEW

ImageWare Systems, Inc. utilizes its imaging technology to develop software used to create booking and invest igative software, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records.  The following management’s discussion and analysis is based upon our Law Enforcement, Identification and Digital Photography segments.  Results as presented for our Identification segment do not contain the results of our wholly-owned subsidiary, Digital Imaging Asia Pacific, due to this component of our Identification segment being classified as discontinued operations due to the sale of this subsidiary during the first fiscal quarter of 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004.

	THREE MONTHS ENDED JUNE 30,
Net Product Revenues	2005	2004	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$243	$913	$(670)	(73)%
Percentage of total net product revenue	17%	44%
Identification	$1,156	$1,026	$130	13%
Percentage of total net product revenue	80%	49%
Digital Photography	$49	$146	$(97)	(66)%
Percentage of total net product revenue	3%	7%
Total net product revenues	$1,448	$2,085	$(637)	(31)%

We believe that the decrease in Law Enforcement product revenues is reflective of a decrease in state and local government procurement.  We further believe that continued incidents of terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will increase the overall demand for our law enforcement products and software; however, we cannot predict the timing of the shift in demand.

Domestically, Identification revenues increased approximately $159,000 or 22% for the three months ended June 30, 2005 as compared to the corresponding period in 2004.  This increase in domestic revenue is reflective of an increase in project-oriented work.  Internationally, our Identification revenues decreased approximately $29,000.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors. We anticipate that these factors will increase overall demand for our identification products; however, we cannot predict the timing of the shift in demand.

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

The decrease in Digital Photography product revenues is due to both lower custom contract programming and lower sales of boxed software during the three months ended June 30, 2005 as compared to the comparable period of 2004.  We believe this decrease is due to our customers delaying purchasing decisions until the next version of our Digital Photography software is released.  The Company has devoted substantial research and development resources to upgrading the Digital Photography software boxed products and remains optimistic that the release of these enhanced products during the third fiscal quarter of 2005 will positively impact Digital Photography product revenues.

Our backlog of product orders as of June 30, 2005 was approximately $838,000.  At June 30, 2005, we also had maintenance and support backlog of approximately $636,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED JUNE 30,
Maintenance Revenues	2005	2004	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$501	$451	$50	11%
Percentage of total net maintenance revenue	95%	98%
Identification	$14	$6	$8	125%
Percentage of total net maintenance revenue	3%	2%
Digital Photography	$12	$1	$11	1183%
Percentage of total net maintenance revenue	2%	0%
Total net maintenance revenues	$527	$458	$69	15%

The increase in Law Enforcement maintenance revenues is due to the expansion of our installed base in the Law Enforcement market.

The increase in Identification maintenance revenues is due to software maintenance on domestic identification projects.  We shifted our strategy in late 2003 to outsource international service and maintenance for hardware.  This shift has enabled us to reduce costs and focus our resources on expanding our international sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

Our increase in Digital Photography maintenance revenues as compared to the corresponding period in 2004 is reflective of software maintenance on custom contract programming projects completed subsequent to the second quarter of 2004.

	THREE MONTHS ENDED JUNE 30,
Cost of Product Revenues:	2005	2004	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$214	$158	$56	35%
Percentage of Law Enforcement product revenue	88%	17%
Identification	$395	$319	$76	24%
Percentage of Identification product revenue	34%	31%
Digital Photography	$1	$17	$(16)	(94)%
Percentage of Digital Photography product revenue	2%	12%
Total net product revenues	$610	$494	$116	23%
Percentage of total product revenues	42%	24%

Overall cost of product revenues as a percentage of product revenues increased primarily due to higher sales of hardware and consumables (which have higher costs than software only solutions) resulting in higher costs of sales as a percentage of product revenues.

The increase in the cost of product revenues for our Law Enforcement segment increased as a percentage of product revenues due primarily to the smaller revenue base to absorb fixed product costs and product mix with a higher percentage of hardware and consumables sales for the three months ended June 30, 2005 as compared to the corresponding period in 2004.  The 2004 period contained an uncharacteristically high percentage of software only solutions.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

The dollar increase in the cost of product revenues related to our Identification segment is reflective of higher domestic Identification revenues.   The percentage increase in Identification cost of revenues as a percentage of Identification revenues from 31% for the three months ended June 30, 2004 to 34% for the corresponding period in 2005 is reflective primarily of higher domestic identification revenues from project-oriented work which included costs for equipment, third-party software licenses and contract programming fees for software customization than the comparable three months ended June 30, 2004.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Digital Photography segment decreased due to lower Digital Photography sales during the three months ended June 30, 2005 as compared to the corresponding period in 2004 and to the sale of certain hardware components in the 2004 period as compared to software only sales during the comparable period in 2005.

	THREE MONTHS ENDED JUNE 30,
Maintenance cost of revenues	2005	2004	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$209	$189	$20	11%
Percentage of Law Enforcement maintenance revenue	42%	42%
Identification	$18	$17	$1	6%
Percentage of Identification maintenance revenue	129%	283%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%	—	N/A
Total net maintenance revenues	$227	$206	$21	10%
Percentage of total maintenance revenues	43%	45%

The dollar increase in costs of maintenance revenues is reflective of higher costs necessary to service our expanding installed base.

	THREE MONTHS ENDED JUNE 30,
Product gross profit (dollars in thousands)	2005	2004	$ Change	% Change

Product gross profit
Law Enforcement	$30	$755	$(725)	(96)%
Percentage of Law Enforcement product revenue	12%	83%
Identification	$760	$707	$53	8%
Percentage of Identification product revenue	66%	69%
Digital Photography	$48	$129	$(81)	(63)%
Percentage of Digital Photography product revenue	98%	88%
Total net product revenues	$838	$1,591	$(753)	(47)%
Percentage of total product revenues	58%	76%

Total product gross profit as a percentage of product revenues decreased primarily due to lower product sales and a higher percentage of total revenues coming from the sales of hardware and consumables which have higher costs than software only solutions.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue decreased due primarily to our product mix containing higher percentages of hardware (which have higher costs than software only solutions than the comparable period in 2004 which had an uncharacteristically high percentage of software.  Also contributing to this decrease is a smaller revenue base available to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue decreased due primarily to our product mix containing higher percentages of hardware and consumables (which have higher costs than software only solutions) than the comparable period in 2004.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

The decrease of $81,000 in gross profit from the Digital Photography product segment is reflective of our lower custom contract programming in the three months ended June 30, 2005, as compared to the corresponding period in 2004, combined with lower sales of boxed software.  The increase in Digital Photography gross profit as a percentage of Digital Photography product revenues is reflective of the sale of certain hardware components (which have higher costs than software only solutions) during the 2004 period.

	THREE MONTHS ENDED JUNE 30,
Maintenance gross profit	2005	2004	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$292	$262	$30	11%
Percentage of Law Enforcement maintenance revenue	58%	58%
Identification	$(4)	$-11	$7	66%
Percentage of Identification maintenance revenue	(29)%	-183%
Digital Photography	$12	$1	$11	100%
Percentage of Digital Photography maintenance revenue	100%	100%
Total net maintenance revenues	$300	$252	$48	19%
Percentage of total maintenance revenues	57%	55%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	THREE MONTHS ENDED JUNE 30,
Operating expenses	2005	2004	$ Change	% Change
(dollars in thousands)

General & administrative	$1,279	$1,116	$163	15%
Percentage of total net revenue	65%	44%
Sales and marketing	$823	$858	$(35)	(4)%
Percentage of total net revenue	42%	34%
Research & development	$796	$722	$74	10%
Percentage of total net revenue	40%	28%
Depreciation and amortization	$154	$176	$(22)	(13)%
Percentage of total net revenue	8%	7%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The increase in such expenses, as a percentage of total net revenues, is reflective of lower total net revenues during the three months ended June 30, 2005 as compared to the corresponding period in 2004.  The dollar increase of $163,000 is due primarily to fees paid for consulting services.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force.   The increase in such expenses, as a percentage of total net revenues, is reflective of lower total net revenues during the three months ended June 30, 2005 as compared to the corresponding period in 2004.  The dollar decrease of $35,000 is due primarily to reduced headcount.  The headcount reduction reflects the retooling of our sales force and marketing personnel.  We anticipate that expenses for sales and marketing will increase through 2004 as we add personnel and resources for large project solution sales.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased due primarily to the continued development of our Biometric Engine, the web enablement of our CCS product, and product enhancements to our Digital Photography software product suite utilizing contract programming services in conjunction with internal research and development resources.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decrease is due primarily to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST (INCOME) EXPENSE, NET.  For the three months ended June 30, 2005, we recognized interest income of $6,000 and interest expense of $1,000. For the three months ended June 30, 2004, we recognized interest income of $3,000 and interest expense of $3,901,000.  Interest expense for the three months ended June 30, 2004 contains approximately $3,607,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  During the three months ended June 30, 2004, we registered the underlying shares of common stock with the Securities and Exchange Commission.  In accordance with EITF 00-19, there will be no further interest expense or income incurred in conjunction with these warrants.  Interest expense for the three months ended June 30, 2004 also contains $290,000 in liquidated damages, which were classified as interest expense.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for the November 2003 and January 2004 private placements.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

	SIX MONTHS ENDED JUNE 30,
Net Product Revenues	2005	2004	$	Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$630	$1,694		$(1,064)	(63)%
Percentage of total net product revenue	17%	43%
Identification	$3,002	$1,905		$1,097	58%
Percentage of total net product revenue	80%	49%
Digital Photography	$131	$300		$(169)	(56)%
Percentage of total net product revenue	3%	8%
Total net product revenues	$3,763	$3,899		$(136)	(3)%

We believe that the decrease in Law Enforcement product revenues is reflective of a decrease in state and local government procurement.  We further believe that continued incidents of terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve analyze and share information from their respective criminal databases.  We anticipate that these factors will increase the overall demand for our law enforcement products and software; however, we cannot predict the timing of the shift in demand.

Domestically, Identification revenues increased approximately $1,183,000, or 86%.  This increase in domestic Identification product revenue is reflective of sales of our Biometric Engine and identification software products into project-oriented work and an increase in boxed software and consumables sold through distribution channels.  In June of 2004, we terminated our master distributor model because it did not produce the results we anticipated and we re-established direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $86,000, or 16%.   This decrease is reflective of the repositioning of our international sales office in Germany to lower fixed costs and this office’s pursuit of significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  This office had historically emphasized the resale of third party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  We feel that the foreign markets served by this office will embrace our identification and biometric solutions for large-scale high-end installations.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors. We anticipate that these factors will increase overall demand for our identification products; however, we cannot predict the timing of the shift in demand.

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

Digital Photography product revenues decreased due to our customers delaying purchasing decisions until the next version of our Digital Photography software is released.  We have devoted substantial research and development resources to upgrading the Digital Photography software boxed products and remains optimistic that the release of these enhanced products during the third fiscal quarter of 2005 will positively impact Digital Photography product revenues.

	SIX MONTHS ENDED JUNE 30,
Maintenance Revenues	2005	2004	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$978	$883	$95	11%
Percentage of total net maintenance revenue	96%	98%
Identification	$19	$18	$1	6%
Percentage of total net maintenance revenue	2%	2%
Digital Photography	$25	$1	$24	N/A
Percentage of total net maintenance revenue	2%	0%
Total net maintenance revenues	$1,022	$902	$120	13%

Law enforcement maintenance revenues increased due to the expansion of our installed base in the Law Enforcement market.

Identification maintenance revenues increased due to software maintenance on domestic identification projects.  We shifted our strategy in late 2003 to outsource international service and maintenance for hardware.  This shift has enabled us to reduce costs and focus our resources on expanding our international sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

Our increase in Digital Photography maintenance revenues is reflective of software maintenance on custom contract programming projects completed subsequent to the second quarter of 2004.

	SIX MONTHS ENDED JUNE 30,
Cost of Product Revenues:	2005	2004	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$406	$341	$65	19%
Percentage of Law Enforcement product revenue	64%	20%
Identification	$1,045	$580	$465	80%
Percentage of Identification product revenue	35%	30%
Digital Photography	$4	$33	$(29)	(88)%
Percentage of Digital Photography product revenue	3%	11%
Total net product revenues	$1,455	$954	$501	53%
Percentage of total product revenues	39%	24%

Total cost of product revenues as a percentage of product revenues increased from due primarily to product mix with a greater percentage of product revenues being from sales of hardware and consumables (which have higher costs than software only solutions) resulting in higher cost of sales as a percentage of product revenues.

Cost of product revenues for our Law Enforcement segment increased as a percentage of product revenues due primarily to the smaller revenue base to absorb fixed product costs and product mix with a higher percentage of hardware sales.  The dollar increase of $65,000 for the six month period ended June 30, 2005, as compared with the corresponding period of 2004, despite lower law enforcement revenues for the six month ended June 30, 2005, is reflective of an uncharacteristically high percentage of software only solutions for the six months ended June 30, 2004.   Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment increased because of higher domestic Identification revenues.  The percentage increase in Identification cost of revenues as a percentage of Identification revenues is reflective primarily of higher domestic Identification revenues from project-oriented work which included costs for equipment, third-party software licenses and contract programming fees for software customization than the comparable six months ended June 30, 2004.    Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Digital Photography segment decreased due to lower Digital Photography sales during the six months ended June 30, 2005, as compared to the corresponding period in 2004 and to the sale of certain hardware components in the 2004 period as compared to software only sales during the comparable period in 2005.

	SIX MONTHS ENDED JUNE 30,
Maintenance cost of revenues	2005	2004	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$461	$385	$76	20%
Percentage of Law Enforcement maintenance revenue	47%	44%
Identification	$34	$42	$(8)	(19)%
Percentage of Identification maintenance revenue	179%	233%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%
Total net maintenance revenues	$495	$427	$68	16%
Percentage of total maintenance revenues	48%	47%

Cost of maintenance revenues in Law Enforcement increased because of higher costs necessary to service our expanding installed base.

	SIX MONTHS ENDED JUNE 30,
Product gross profit (dollars in thousands)	2005	2004	$ Change	% Change

Product gross profit
Law Enforcement	$224	$1,353	$(1,129)	(83)%
Percentage of Law Enforcement product revenue	36%	80%
Identification	$1,957	$1,325	$632	48%
Percentage of Identification product revenue	65%	70%
Digital Photography	$127	$267	$(140)	(52)%
Percentage of Digital Photography product revenue	97%	89%
Total net product revenues	$2,308	$2,945	$(637)	(22)%
Percentage of total product revenues	61%	76%

Total product gross profit as a percentage of product revenues decreased primarily due to a higher percentage of total revenues coming from the sales of hardware and consumables (which have higher costs than software only solutions) resulting in higher cost of sales as a percentage of product revenues.

Law Enforcement gross profit decreased due primarily to the smaller revenue base to absorb fixed product costs and product mix with a higher percentage of hardware sales.  The six month period ended June 30, 2004 contained an uncharacteristically high percentage of software.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased due primarily to higher domestic Identification revenues from project-oriented work which included costs for equipment, third party software licenses and contract programming fess for software customization incurred in the six months ended June 30, 2005, than the comparable six months ended June 30, 2004.

Gross margins for the Digital Photography product segment decreased due to lower sales of Digital Photography software during the six month period ended June 30, 2005 as compared to the comparable period in 2004.  The percentage increase from 89% of Digital Photography product revenues for the six months ended June 30, 2004 to 97% of Digital Photography product revenues for the six months ended June 30, 2005 results from the sale of certain hardware components in the 2004 period as compared to the corresponding period in 2005.

	SIX MONTHS ENDED JUNE 30,
Maintenance gross profit	2005	2004	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$517	$498	$19	4%
Percentage of Law Enforcement maintenance revenue	53%	56%
Identification	$(15)	$-24	$9	(30)%
Percentage of Identification maintenance revenue	(79)%	-133%
Digital Photography	$25	$1	$24	N/A
Percentage of Digital Photography maintenance revenue	100%	100%
Total net maintenance revenues	$527	$475	$52	11%
Percentage of total maintenance revenues	52%	53%

Gross profit related to maintenance revenues due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	SIX MONTHS ENDED JUNE 30,
Operating expenses	2005	2004	$ Change	% Change
(dollars in thousands)

General & administrative	$2,362	$2,242	$120	5%
Percentage of total net revenue	49%	47%
Sales and marketing	$1,764	$1,514	$250	17%
Percentage of total net revenue	37%	32%
Research & development	$1,487	$1,355	$132	10%
Percentage of total net revenue	31%	28%
Depreciation and amortization	$313	$362	$(49)	(14)%
Percentage of total net revenue	7%	8%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses increased due primarily to fees paid for consulting services.  Such expenses, as a percentage of total net revenues, increased because of lower total net revenues during the six months ended June 30, 2005, as compared to the corresponding period in 2004.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries,

commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses increased as a percentage of total net revenues due primarily to increases in headcount and payments to sales consultants (including lobbyists).  The increase in headcount and amounts paid to sales consultants reflects required resources needed to pursue large project solution opportunities.  We anticipate that this level of expenses incurred for sales and marketing during the six months ended June 30, 2005 will continue as we pursue large project solution opportunities.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased due primarily to the accelerated development of our new ImageWare Biometric Engine, the web enablement of our CCS product line, and product enhancements to our Digital Photography software product suite utilizing contract programming services in conjunction with internal research and development resources.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased due primarily to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST (INCOME) EXPENSE, NET.  For the six months ended June 30, 2005, we recognized interest income of $13,000 and interest expense of $2,000. For the six months ended June 30, 2004, we recognized interest income of $3,000 and interest expense of $5,192,000.  Interest expense for the six months ended June 30, 2004 contains approximately $4,472,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  During the three months ended June 30, 2004, the Company registered the underlying shares of common stock with the Securities and Exchange Commission.  In accordance with EITF 00-19, there will be no further interest expense or income incurred in conjunction with these warrants.  Interest expense for the six months ended June 30, 2004 also contains $713,000 in liquidated damages, which were classified as interest expense.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for our November 2003 and January 2004 private placements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had total current assets of $2,811,000 and total current liabilities of $2,803,000, or working capital of $8,000. At June 30, 2005, we had available cash of $365,000 and $106,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $3,490,000 for the six month period ended June 30, 2005 as compared to $2,770,000 for the corresponding period in 2004. We used cash to fund net losses of $2,587,000, excluding non-cash expenses (depreciation, amortization and stock-based compensation) of $455,000, offset by non-operating income (gain on sale of subsidiary) of $233,000 for the six months ended June 30, 2005.  We used cash to fund net losses of $2,308,000, excluding non-cash expenses (depreciation, amortization, stock-based compensation and change in warrant liability) of $4,925,000 for the corresponding period in 2004. For the six months ended June 30, 2005, we generated cash of $509,000 from decreases in current assets and used cash of $1,412,000 for reductions in current liabilities and deferred revenues, excluding debt.  In the first six months of 2004, we used cash of $564,000 to fund increases in current assets and generated cash of $102,000 from increases in current liabilities and deferred revenues, excluding debt.

Net cash provided by investing activities was $1,056,000 for the six months ended June 30, 2005.  Net cash used by investing activities for the six month ended June 30, 2004 was $122,000.  For the six months ended June 30, 2005, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $153,000. The level of equipment purchases resulted primarily from the replacement of older equipment.  For the six months ended June 30, 2005, we generated cash of $1,300,000 from the sale of out wholly-owned Singapore subsidiary, Digital imaging Asia Pacific, offset by cash sold and direct transaction costs of $91,000.  For the six months ended June 30, 2004, we used cash of approximately $59,000 to repay advances from related stockholders and used cash of $63,000 to fund capital expenditures of computer equipment, software, furniture and fixtures.

Net cash provided by financing activities was $13,000 for the six month period ended June 30, 2005 as compared to $6,095,000 for the corresponding period in 2004.  For the six months ended June 30, 2005, we generated cash of $56,000 from the exercise of stock options and used cash of $17,000 for the repayments of notes payable.  Wee also used cash of $26,000 for the payment of dividends on our Series B Preferred Stock.  For the six months ended June 30, 2004, we generated cash of $6,054,000 from our issuance of common stock in a private placement.  We also generated cash of $257,000 from the exercise of stock options.   For the six month period ended June 30, 2004, we used cash of $185,000 for the payment of dividends on our Series B Preferred Stock and used cash of $31,000 for the repayment of notes payable.

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

As more fully described in Note 7 to these condensed consolidated financial statements, in July 2005, we completed a private placement of our common stock in July 2005.  We raised approximately $3.6 million, and after payment of expenses, we received total net proceeds of approximately $3.3 million.

Additional new financing may be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future.  The Company may be required to seek additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months, assuming the successful implementation of our business plan.  Our business plan includes, among other things, significant increases in revenues in future periods, the monitoring and controlling of operating expenses, collection of significant trade accounts receivables, and controlling of capital expenditures.  If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute significant cost reduction plans.  We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to the Company. In addition, our ability to raise additional capital may be dependent upon the Company’s Common Stock being quoted on the American Stock Exchange. There can be no assurance that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding, either through generation of positive cash flow from operations or by obtaining additional funding, there is substantial doubt about our ability to continue as a going concern.

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

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS154).  This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement requires retrospective application to financial statements of prior periods for changes in accounting principle. This Statement is effective January 1, 2006.  This standard has no impact on the Company’s financial statements.

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

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $58.7 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of June 30, 2005, we had an accumulated deficit of $58.7 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of June 30, 2005, the Company had cumulative undeclared dividends of approximately $8,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a - 15(e) are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the shareholders of ImageWare Systems Inc. at the Annual Meeting of Shareholders held on June 7, 2005.

a)                    The following members were elected to and as the Board of Directors to serve for the ensuing year and until their successors are elected:

Nominee

Shares Voted For

Shares Withheld

S. James Miller, Jr.	9,063,171	440,893
John Callan	9,319,044	185,021
Patrick Downs	9,238,033	266,032
John Holleran	9,234,033	270,032
Guy Steven Hamm	9,336,344	167,721
David Loesch	9,333,794	170,271

b)                   A proposal to ratify the appointment of Stonefield Josephson, Inc. as independent auditors for our fiscal year ending December 31, 2005 was approved by the following vote: 9,315,670 in favor, 187,295 against, 1,100 abstentions.

c)                    A proposal to approve the amendment and restatement of the 1999 Stock Award Plan was approved by the following vote:  3,245,785 in favor, 1,021,024 against, 34,685 abstentions.

A special meeting of shareholders was held in June 2005 for the purpose of approving the adjustment of the exercise price for the warrant to purchase 1,021,687 shares of commons stock issued to L.F. Global Holdings, LLC dated June 13, 2003 and for the warrant to purchase 578,313 shares of common stock issued to Laurus Master Fund, Ltd. dated June 13, 2003.  The matter was not approved due to insufficient votes cast to reach a quorum.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10.1	Amended and Restated 1999 Stock Award Plan(1)
10.2	Form of Stock Option Agreement(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Incorporated by reference to the Company’s Form 8-K filed on July 14, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: August 12, 2005	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)