Form 10QSB
period 2005-09-30
IMAGEWARE SYSTEMS INC
filed 2005-11-21
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined  in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2005, the number of outstanding shares of the Registrant’s common stock, par value $.01, was 13,547,662.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I.	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004
Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
	ITEM 2.	Management’s Discussion and Analysis or Plan of Operation
	ITEM 3.	Controls and Procedures

PART II.	OTHER INFORMATION
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,230	$2,912
Accounts receivable, net	1,716	1,797
Inventory	611	1,097
Other current assets	244	247
Total Current Assets	4,801	6,053

Property and equipment, net	496	510
Other assets	811	734
Intangible assets, net of accumulated amortization	541	764
Goodwill	4,661	5,298
Total Assets	$11,310	$13,359

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$721	$1,229
Deferred revenue	1,150	1,045
Billings in excess of costs and estimated earnings on uncompleted contracts	—	424
Accrued expenses	953	1,565
Notes & advances payable to bank and third parties	2	18
Total Current Liabilities	2,826	4,281

Pension obligation	783	812
Total Liabilities	3,609	5,093

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 shares outstanding at September 30, 2005 and December 31, 2004, liquidation preference $623,500 at September 30, 2005 and December 31, 2004	2	2
Common stock, $.01 par value, 50,000,000 shares authorized, 13,554,366 shares issued and 13,547,662 and 11,962,385 shares outstanding at September 30, 2005 and December 31, 2004, respectively	134	118
Additional paid in capital	67,650	63,789
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	93	334
Accumulated deficit	(60,114)	(55,913)
Total shareholders’ equity	7,701	8,266

Total Liabilities and Shareholders’ Equity	$11,310	$13,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Revenues:
Product	$1,981	$1,295	$5,744	$5,194
Maintenance	524	495	1,545	1,397
	2,505	1,790	7,289	6,591
Cost of revenues:
Product	613	208	2,068	1,162
Maintenance	255	236	750	663
Gross profit	1,637	1,346	4,471	4,766

Operating expenses:
General & administrative	1,162	1,130	3,524	3,372
Sales and marketing	955	996	2,719	2,510
Research & development	855	614	2,342	1,969
Depreciation and amortization	147	172	460	534
	3,119	2,912	9,045	8,385
Loss from operations	(1,482)	(1,566)	(4,574)	(3,619)

Interest expense (income), net	(31)	(1)	(42)	5,188

Other income, net	(86)	(12)	(135)	(41)
Loss from continuing operations before income taxes	(1,365)	(1,553)	(4,397)	(8,766)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,365)	(1,553)	(4,397)	(8,766)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Imaging Asia Component (including gain on disposal of $233 in 2005)	—	49	223	31
Income tax benefit (expense)	—	—	—	—
Gain (loss) on discontinued operations	—	49	223	31

Net loss	$(1,365)	$(1,504)	$(4,174)	$(8,735)

Basic and diluted loss per common share - see note 2	$(0.10)	$(0.13)	$(0.34)	$(0.75)
Weighted-average shares (basic and diluted)	13,209,856	11,940,359	12,456,194	11,659,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities
Net loss	$(4,174)	$(8,735)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	462	547
Gain on sale of subsidiary	(233)	—
Non cash interest and amortization of debt discount and debt issuance costs	—	4,472
Stock based compensation	209	269
Change in assets and liabilities
Accounts receivable, net	2	63
Inventory	244	(321)
Other current assets	(15)	(91)
Intangible and other assets	41	(16)
Accounts payable	(499)	(202)
Accrued expenses	(464)	96
Deferred revenue	105	50
Contract costs	(424)	—
Pension obligation	(28)	83
Total adjustments	(600)	4,950
Net cash used by operating activities	(4,774)	(3,785)

Cash flows from investing activities
Purchase of property and equipment	(244)	(126)
Restricted cash and cash equivalents	—	48
Proceeds from sale of subsidiary net of cash sold and direct transaction costs	1,209	—
Payment on advances from related stockholders		(59)
Net cash provided (used) by investing activities	965	(137)

Cash flows from financing activities
Repayment of notes payable	(17)	(47)
Proceeds from issuance of common stock, net of issuance costs	3,234	6,054
Proceeds from exercised stock options	63	483
Dividends paid	(26)	(185)

Net cash provided by financing activities	3,254	6,305
Effect of exchange rate changes on cash	(127)	(29)
Net increase (decrease) in cash	(682)	2,354

Cash at beginning of period	2,912	578

Cash at end of period	$2,230	$2,932

Supplemental disclosure of cash flow information:
Summary of non-cash investing and financing activities:
Exchange of common shares for marketable equity securities	$231	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Net loss	$(1,365)	$(1,504)	$(4,174)	$(8,735)
Other comprehensive income (loss):
Unrealized loss on securities:
Unrealized holding gains (losses) arising during the period	15	—	(113)	—

Foreign currency translation adjustment	(1)	26	(126)	(28)
Comprehensive loss	$(1,351)	$(1,478)	$(4,413)	$(8,763)

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on March 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2005, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

As more fully explained in Note 5 to these condensed consolidated financial statements, prior period financial statements for the three and nine months ended September 30, 2004, have been restated to present the operations of the Company’s wholly-owned subsidiary, Digital Imaging Asia Pacific as a discontinued operation due to this subsidiary’s sale in March 2005.

Liquidity and Capital Resources

As reflected in the accompanying condensed consolidated financial statements, the Company has losses and negative cash flows from operations.  The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern.

As more fully described in Note 7 to these condensed consolidated financial statements, in July 2005, the Company completed a private placement of its common stock.  The Company received net proceeds of approximately $3.3 million, however, additional financing may be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future. The Company may consider the possible sale of equity securities and/or debt financing, however, there can be no assurance that financing , if required, will be available under terms and conditions that are acceptable to the Company.  In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards. (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net losses would have been increased to the pro forma amount indicated below for the three and nine months ended September 30, 2005 and 2004:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Net Loss:
As reported	$(1,365)	$(1,504)	$(4,174)	$(8,735)
Stock-based compensation included in net loss	70	187	209	269
Stock based employee compensation under fair value based method	(196)	(283)	(480)	(631)
Pro forma net loss	$(1,491)	$(1,600)	$(4,445)	$(9,097)

Basic loss per common share:
As reported	$(0.10)	$(0.13)	$(0.34)	$(0.76)
Pro forma	$(0.11)	$(0.14)	$(0.36)	$(0.78)

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

In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock.  Such compensation expense was $70,000 and $209,000 for the three and nine months ended September 30, 2005, respectively, and $187,000 and $269,000 for the three and nine months ended September 30, 2004, respectively.  The higher expenses in the three and nine months ended September 30, 2004 result from the full vesting of the restricted stock upon the termination of certain participants.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is effective beginning July 1, 2005.  On April 15, 2005, the Securities and Exchange Commission announced that companies may implement SFAS No 123R at the beginning of their next fiscal year following June 15, 2005.  The Company expects to adopt the revised rules on January 1, 2006.  SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards.  The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No 123, “Accounting for Stock-Based Compensation.”  The Company is currently evaluating transition alternatives and valuation methodologies for future grants.  As a result, pro forma compensation expense, as reflected in Note 1, may not be indicative of future expense to be recognized under SFAS 123R.  The effect of adoption of 123R on the Company’s financial position or results of operations has not yet been determined.

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

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended September 30, 2005 and 2004, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at September 30, 2005	Number of Common Shares Convertible into at September 30, 2004

Convertible preferred stock	47,280	47,280
Stock options	1,352,175	461,993
Warrants	4,469,578	6,319,650

The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2005 and 2004 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Numerator – loss from continuing operations:
Net loss from continuing operations	$(1,365)	$(1,553)	$(4,397)	$(8,766)
Less Series B preferred dividends	(13)	(13)	(40)	(40)
Net loss from continuing operations available to common shareholders	$(1,378)	$(1,566)	$(4,437)	$(8,806)

Numerator – gain (loss) from discontinued operations:
Net gain (loss) discontinued operations	—	49	223	31

Denominator
Weighted-average shares outstanding	13,209,856	11,940,359	12,456,194	11,659,626

Basic and diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.13)	$(0.36)	$(0.76)
Discontinued operations	—	—	0.02	—
Net loss per share	$(0.10)	$(0.13)	$(0.34)	$(0.76)

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

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.  Corporate revenues are comprised of patent licensing fees.

There are no significant intersegment transactions.

The table below summarizes information about reportable segments for the three and nine months ended September 30, 2005 and 2004:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(in thousands) (unaudited)		(in thousands) (unuadited)
Net Revenue:
Law Enforcement	$719	$809	$2,326	$3,386
Identification	1,123	811	4,144	2,734
Digital Photography	163	170	319	471
Corporate	500	—	500	—
Total consolidated net sales	$2,505	$1,790	$7,289	$6,591

Operating income (loss):
Law Enforcement	$(971)	$(359)	$(2,547)	$45
Identification	(903)	(884)	(2,031)	(2,851)
Digital Photography	(108)	(323)	(496)	(813)
Corporate	500	—	500	—

Other unallocated amounts:
Interest expense (income)	(31)	(1)	(42)	5,188
Other income	(86)	(12)	(135)	(41)

Income (loss) before taxes	$(1,365)	$(1,553)	$(4,397)	$(8,766)

September 30, 2005
(in thousands)
Total Assets by Segment:

Law Enforcement	$751
Identification	6,109
Digital Photography	1,403
Total assets for reportable segments	8,263
Corporate	3,047
Total consolidated assets	$11,310

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and based on our intentions regarding these instruments, we classify marketable equity securities into trading or available-for-sale categories.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Marketable securities not classified as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.  Marketable equity securities are included in other non-current assets.  At September 30, 2005, the Company had classified $118,000 as available-for-sale marketable securities.  These securities are reported at fair value as determined through quoted market sources.  Unrealized gain or loss on these investments is recorded as a component of accumulated other comprehensive income, net of tax and amounted to a loss of $113,000 and $0 at September 30, 2005 and 2004, respectively.

NOTE 5.  SALE OF SUBSIDIARY

On March 3, 2005, the Company sold its wholly-owned Singapore subsidiary, Digital Imaging Asia Pacific Pte. Ltd., for cash of $1,300,000.  The Company decided to sell this subsidiary as part of its overall strategic partnership with Argus Solutions Ltd (“Argus”), as a means of strengthening its position in the Asia-Pacific region.  In conjunction with this strategy, the Company entered into an International Distributor Agreement with Argus pursuant to which Argus will distribute the Company’s biometric engine, law enforcement and secure credential solutions in the Asia-Pacific region, excluding Japan and Korea, for a period of three years.  Argus will pay the Company a minimum license fee during the first three years of $1,400,000; $200,000 in year one; $400,000 in year two and $800,000 in year three.  In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) regarding fee determination and collectibility criteria, we recognized revenues of $50,000 and $117,000 for the three and nine month periods ended September 30, 2005, respectively and recorded deferred revenues of $33,000 as of September 30, 2005 related to this minimum license fee.

In accordance with SFAS 144, this subsidiary, previously included in the Company’s Identification segment, is treated as a discontinued operation.  The net loss for this subsidiary for the three and nine months ended September 30, 2005 and 2004 are reflected in the Company’s condensed Consolidated Statement of Operations as loss from discontinued operations.  Included in the 2005 loss results is a gain on sale of subsidiary of $233,000 net of direct transaction costs of $49,000 and including the allocation of $637,000 of goodwill.

The assets and liabilities sold as part of the transaction included the following:

Cash	$41,000
Accounts receivable	80,000
Inventories	242,000
Prepaid expenses and other current assets	18,000
Property and equipment, net	17,000
Goodwill	637,000
$1,035,000

Accounts payable and other current liabilities	$17,000

Digital Imaging Asia Pacific’s sales, reported in discontinued operations, for the three months ended September 30, 2005 and 2004 were $0 and $217,000, respectively.  Digital Imaging Asia Pacific’s sales for the nine months ended September 30, 2005 and 2004 were $42,000 and $458,000, respectively.  Digital Imaging Asia Pacific’s pretax loss, reported in discontinued operations, for the three months ended September 30, 2005 and 2004, were $0 and $49,000 respectively.   Digital Imaging Asia Pacific’s pretax loss, reported in discontinued operations for the nine months ended September 30, 2005 was $10,000.  Digital Imaging Asia Pacific’s pretax income for the nine months ended 2004, was $31,000.   Prior period financial statements for the three and nine months ended September 30, 2004 have been restated to present the operations of Digital Imaging Asia Pacific as a discontinued operation.

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

NOTE 7.  COMMON STOCK

During July 2005, the Company completed a Securities Purchase Agreement for the sale of 1,397,287 units to 18 accredited investors, each unit consisting of one share of common stock and a warrant to purchase 0.38 shares of common stock.  The purchasers paid $2.58 per unit.  The warrants have a five-year term and exercise price of $3.45 per share.  At closing, the Company issued an aggregate 1,397,287 new shares of common stock plus warrants to purchase up to 530,998 shares of common stock.  The Company evaluated these warrants according to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock”, and determined that the warrants meet the criteria of this Issue requiring equity classification.

In connection with these transactions, we are required to issue to the finders warrants to purchase an additional 104,796 shares of common stock and pay a finder’s fee of approximately $281,000 in cash.  The fair value of the warrants issued to the finders was approximately $170,000 as determined by the Black-Sholes option pricing model with the following assumptions: risk free interest rate of 2.90%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 82%; and an expected life of the of warrant of 5 years.  The fair value of the warrant was charged to additional paid in capital as a reduction of the offering proceeds.

We raised approximately $3.6 million from this private placement, and after payment of expenses, received net proceeds of approximately $3.3 million.

As part of the Securities Purchase Agreement, the Company agreed to register the shares of common stock with the Securities and Exchange Commission (“the Commission’) within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the Commission or the date when all the common stock, including the common stock underlying the warrants have been sold.

The Company has evaluated the provisions of the registration rights agreement according to Emerging Issues Task Force (“EITF”) Issue 05-04: The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock”, and determined that the liquidated damage clause contained within the registration rights agreements meets the criteria of EITF 05-04 requiring equity classification.

The Company is restricted as to the use of the net proceeds received from the sale of units under the Securities Purchase Agreement to working capital requirements.  The Company has not used any of the net proceeds for the payment of any portion of the Company’s debt (other than trade payables and accrued expenses in the ordinary course of the Company’s business), to redeem any Company equity or equity-equivalent securities or to settle any outstanding litigation.

During the three months ended September 30, 2005, the Company issued 3,125 shares of common stock pursuant to stock option exercises.  The Company also issued 36,192 shares of common stock to certain individuals pursuant to the stock option exchange agreement more fully explained in Note 1 to these condensed consolidated financial statements.

NOTE 8.  PATENT LICENSING REVENUES

On September 30, 2005, the Company completed a limited, exclusive agreement with an unaffiliated company whereby the Company granted a perpetual license to utlize the Company’s patent (number 5,577,179, entitled  “Image Editing System”) within certain specified fields of use.  As consideration for the license, the Company is to receive $500,000, $50,000 upon execution of the agreement and the remainder due by December 1, 2005.  In addition, the Company is to receive 35% of all consideration the licensee receives the sublicense of the patent.  In connection with this transaction, the Company has recorded $500,000 as revenue for the thee and nine months ended September 30, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” beginning on page 26 and elsewhere in this Quarterly Report.

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

OVERVIEW

ImageWare Systems, Inc. utilizes its imaging technology to develop software used to create booking and investigative software, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records.  The following management’s discussion and analysis is based primarily upon our Law Enforcement, Identification and Digital Photography segments.  Results as presented for our Identification segment do not contain the results of our wholly-owned subsidiary, Digital Imaging Asia Pacific, due to this component of our Identification segment being classified as discontinued operations due to the sale of this subsidiary during the first fiscal quarter of 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER  30, 2005 AND 2004.

	THREE MONTHS ENDED SEPTEMBER 30,
Net Product Revenues	2005	2004	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$225	$328	$(103)	(31)%
Percentage of total net product revenue	11%	25%
Identification	$1,106	$805	$301	37%
Percentage of total net product revenue	56%	62%
Digital Photography	$150	$162	$(12)	(7)%
Percentage of total net product revenue	8%	13%
Patent Licensing	$500	$—	$500	100%
Percentage of total net product revenue	25%	0%
Total net product revenues	$1,981	$1,295	$686	53%

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

Domestically, Identification revenues increased approximately $252,000 or 40% for the three months ended September 30, 2005 as compared to the corresponding period in 2004.  This increase in domestic revenue is reflective of an increase in project-oriented work.  Internationally, our Identification revenues increased approximately $49,000.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors. We anticipate that these factors will increase overall demand for our identification products; however, we cannot predict the timing of the shift in demand.

We feel that we are well positioned for participation in one or more large-scale domestic or international projects which will enable us to achieve significant product revenue growth in our identification segment.  In the past twelve months we have retooled our identification products to enable customization for large project applications, added the biometric engine for incorporation into large scale biometric installations and reoriented our organization to direct our resources and capabilities toward establishing a foothold in the market for large-scale secure identification solutions.

The decrease in Digital Photography product revenues is due to both lower custom contract programming and lower sales of boxed software during the three months ended September 30, 2005 as compared to the comparable period of 2004.  We believe this decrease is due to our customers delaying purchasing decisions until the next version of our Digital Photography software is released.  The Company has devoted substantial research and development resources to upgrading the Digital Photography software boxed products and released new versions of our School Days+ program midway through the third quarter.  We  remain optimistic that the release of these enhanced products during the third fiscal quarter of 2005 will positively impact Digital Photography product revenues.

We generated revenues of $500,000 from sublicensing our Image Editing System patent within the computer video,  web conferencing and cellular phone fields of use.

Our backlog of product orders as of September 30, 2005 was approximately $1,406,000.  At September 30, 2005, we also had maintenance and support backlog of approximately $992,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance Revenues	2005	2004	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$494	$481	$13	3%
Percentage of total net maintenance revenue	94%	97%
Identification	$17	$6	$11	183%
Percentage of total net maintenance revenue	3%	1%
Digital Photography	$13	$8	$5	56%
Percentage of total net maintenance revenue	3%	2%
Total net maintenance revenues	$524	$495	$29	6%

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

Our increase in Digital Photography maintenance revenues as compared to the corresponding period in 2004 is reflective of software maintenance on custom contract programming projects completed subsequent to the third quarter of 2004.

	THREE MONTHS ENDED SEPTEMBER 30,
Cost of Product Revenues:	2005	2004	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$137	$175	$(38)	(21)%
Percentage of Law Enforcement product revenue	61%	53%
Identification	$470	$27	$443	1642%
Percentage of Identification product revenue	43%	3%
Digital Photography	$6	$6	$—	—
Percentage of Digital Photography product revenue	4%	4%
Patent Licensing	$—	$—	$—	—
Percentage of Patent Licensing product revenue	0%	0%
Total net product revenues	$613	$208	$405	195%
Percentage of total product revenues	31%	16%

Overall cost of product revenues as a percentage of product revenues increased primarily due to higher sales of hardware and consumables (which have higher costs than software only solutions) resulting in higher costs of sales as a percentage of product revenues.

The increase in the cost of product revenues for our Law Enforcement segment increased as a percentage of product revenues due primarily to the smaller revenue base to absorb fixed product costs and product mix with a higher percentage of hardware and consumables sales for the three months ended September 30, 2005 as compared to the corresponding period in 2004.  The 2004 period contained an uncharacteristically high percentage of software only solutions.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

The dollar increase in the cost of product revenues related to our Identification segment is reflective of higher domestic Identification revenues.   The percentage increase in Identification cost of revenues as a percentage of Identification revenues from 3% for the three months ended September 30, 2004 to 43% for the corresponding period in 2005 is reflective primarily of higher domestic identification revenues from project-oriented work which included costs for equipment, third-party software licenses and contract programming fees for software customization than the comparable three months ended September 30, 2004.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance cost of revenues	2005	2004	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$236	$214	$22	10%
Percentage of Law Enforcement maintenance revenue	48%	44%
Identification	$19	$22	$(3)	(14)%
Percentage of Identification maintenance revenue	112%	367%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%	—	N/A
Total net maintenance revenues	$255	$236	$19	8%
Percentage of total maintenance revenues	49%	48%

The dollar increase in costs of maintenance revenues is reflective of higher costs necessary to service our expanding installed base.

	THREE MONTHS ENDED SEPTEMBER 30,
Product gross profit (dollars in thousands)	2005	2004	$ Change	% Change

Product gross profit
Law Enforcement	$87	$153	$(66)	(43)%
Percentage of Law Enforcement product revenue	39%	47%
Identification	$637	$778	$(141)	(18)%
Percentage of Identification product revenue	57%	97%
Digital Photography	$144	$156	$(12)	(8)%
Percentage of Digital Photography product revenue	96%	96%
Patent Licensing	$500	$—	$500	100%
Percentage of Patent Licensing product revenue	100%	N/A
Total net product revenues	$1,368	$1,087	$(281)	(26)%
Percentage of total product revenues	69%	84%

Total product gross profit as a percentage of product revenues decreased primarily due to lower product sales and a higher percentage of total revenues coming from the sales of hardware and consumables which have higher costs than software only solutions.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue decreased due primarily to our product mix containing higher percentages of hardware (which have higher costs than software only solutions) than the comparable period in 2004 which had an uncharacteristically high percentage of software.  Also contributing to this decrease is a smaller revenue base available to absorb fixed product costs.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

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

The decrease of $81,000 in gross profit from the Digital Photography product segment is reflective of our lower custom contract programming in the three months ended September 30, 2005, as compared to the corresponding period in 2004, combined with lower sales of boxed software.  The increase in Digital Photography gross profit as a percentage of Digital Photography product revenues is reflective of the sale of certain hardware components (which have higher costs than software only solutions) during the 2004 period.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance gross profit	2005	2004	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$258	$267	$(9)	(3)%
Percentage of Law Enforcement maintenance revenue	52%	56%
Identification	$(2)	$(16)	$14	(88)%
Percentage of Identification maintenance revenue	(12)%	(267)%
Digital Photography	$13	$8	$5	68%
Percentage of Digital Photography maintenance revenue	100%	100%
Total net maintenance revenues	$269	$259	$10	4%
Percentage of total maintenance revenues	51%	52%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	THREE MONTHS ENDED SEPTEMBER 30,
Operating expenses	2005	2004	$ Change	% Change
(dollars in thousands)

General & administrative	$1,162	$1,130	$32	3%
Percentage of total net revenue	46%	63%
Sales and marketing	$955	$996	$(41)	(4)%
Percentage of total net revenue	38%	56%
Research & development	$855	$614	$241	39%
Percentage of total net revenue	34%	34%
Depreciation and amortization	$147	$172	$(25)	(15)%
Percentage of total net revenue	6%	10%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The decrease in such expenses, as a percentage of total net revenues, is reflective of higher total net revenues during the three months ended September 30, 2005 as compared to the corresponding period in 2004.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force.   The decrease in such expenses, as a percentage of total net revenues, is reflective of higher total net revenues during the three months ended September 30, 2005 as compared to the corresponding period in 2004.  The dollar decrease of $41,000 is due primarily to reduced payments to sales consultants.  We anticipate that expenses for sales and marketing will increase through 2005 as we add personnel and resources for large project solution sales.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased due primarily to the continued development of our Biometric Engine, the web enablement of our CCS product, development of our IWS Desktop Security program and product enhancements to our Digital Photography software product suite utilizing contract programming services in conjunction with internal research and development resources.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decrease is due primarily to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST (INCOME) EXPENSE, NET.  For the three months ended September 30, 2005, we recognized interest income of $32,000 and interest expense of $1,000. For the three months ended September 30, 2004, we recognized interest income of $4,000 and interest expense of $3,000.  Interest income for the three months ended September 30, 2005 was primarily due to interest earned and collected pursuant to various software licensing agreements.

NINE MONTHS ENDED SEPTEMBER  30, 2005 AND 2004.

	NINE MONTHS ENDED SEPTEMBER 30,
Net Product Revenues	2005	2004	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$855	$2,022	$(1,167)	(58)%
Percentage of total net product revenue	15%	39%
Identification	$4,108	$2,710	$1,398	52%
Percentage of total net product revenue	72%	52%
Digital Photography	$281	$462	$(181)	(39)%
Percentage of total net product revenue	5%	9%
Patent Licensing	$500	$—	$500	100%
Percentage of total net product revenue	8%	N/A
Total net product revenues	$5,744	$5,194	$550	11%

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

Domestically, Identification revenues increased approximately $1,429,000, or 71%.  This increase in domestic Identification product revenue is reflective of sales of our Biometric Engine and identification software products into project-oriented work and an increase in boxed software and consumables sold through distribution channels.  In June of 2004, we terminated our master distributor model because it did not produce the results we anticipated and we re-established direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $31,000, or 4%.   This decrease is reflective of the repositioning of our international sales office in Germany to lower fixed costs and this office’s pursuit of significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  This office had historically emphasized the resale of third party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  We feel that the foreign markets served by this office will embrace our identification and biometric solutions for large-scale high-end installations.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors. We anticipate that these factors will increase overall demand for our identification products; however, we cannot predict the timing of the shift in demand.

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

We generated revenues of $500,000 from sublicensing our Image Editing System patent within the computer video,  web conferencing and cellular phone fields of use.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance Revenues	2005	2004	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$1,471	$1,364	$107	8%
Percentage of total net maintenance revenue	95%	97%
Identification	$36	$24	$12	51%
Percentage of total net maintenance revenue	2%	2%
Digital Photography	$38	$9	$29	320%
Percentage of total net maintenance revenue	3%	1%
Total net maintenance revenues	$1,545	$1,397	$148	11%

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

	NINE MONTHS ENDED SEPTEMBER 30,
Cost of Product Revenues:	2005	2004	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$544	$515	$29	6%
Percentage of Law Enforcement product revenue	64%	25%
Identification	$1,514	$608	$906	149%
Percentage of Identification product revenue	37%	22%
Digital Photography	$10	$39	$(29)	(75)%
Percentage of Digital Photography product revenue	3%	8%
Patent Licensing	$—	$—	$—
Percentage of Patent Licensing product revenue	—%	—%
Total net product revenues	$2,068	$1,162	$906	78%
Percentage of total product revenues	36%	22%

Total cost of product revenues as a percentage of product revenues increased due primarily to product mix with a greater percentage of product revenues being from sales of hardware and consumables (which have higher costs than software only solutions) resulting in higher cost of sales as a percentage of product revenues.

Cost of product revenues for our Law Enforcement segment increased as a percentage of product revenues due primarily to the smaller revenue base to absorb fixed product costs and product mix with a higher percentage of hardware sales.  The dollar increase of $29,000 for the nine month period ended September 30, 2005, as compared with the corresponding period of 2004, despite lower law enforcement revenues for the nine month ended September 30, 2005, is reflective of an uncharacteristically high percentage of software only solutions for the nine months ended September 30, 2004.   Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment increased because of higher domestic Identification revenues.  The percentage increase in Identification cost of revenues as a percentage of Identification revenues is reflective primarily of higher domestic Identification revenues from project-oriented work which included costs for equipment, third-party software licenses and contract programming fees for software customization than the comparable nine months ended September 30, 2004.    Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Digital Photography segment decreased due to lower Digital Photography sales during the nine months ended September 30, 2005, as compared to the corresponding period in 2004 and to the sale of certain hardware components in the 2004 period as compared to software only sales during the comparable period in 2005.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance cost of revenues	2005	2004	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$697	$599	$98	16%
Percentage of Law Enforcement maintenance revenue	47%	44%
Identification	$53	$64	$(11)	(17)%
Percentage of Identification maintenance revenue	147%	267%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%
Total net maintenance revenues	$750	$663	$87	13%
Percentage of total maintenance revenues	49%	47%

Cost of maintenance revenues in Law Enforcement increased because of higher costs necessary to service our expanding installed base.

	NINE MONTHS ENDED SEPTEMBER 30,
Product gross profit (dollars in thousands)	2005	2004	$ Change	% Change

Product gross profit
Law Enforcement	$311	$1,507	$(1,196)	(79)%
Percentage of Law Enforcement product revenue	36%	75%
Identification	$2,595	$2,102	$493	23%
Percentage of Identification product revenue	63%	78%
Digital Photography	$271	$423	$(152)	(36)%
Percentage of Digital Photography product revenue	97%	92%
Patent Licensing	$500	$—	$500	100%
Percentage of Patent Licensing product revenue	100%	N/A
Total net product revenues	$3,677	$4,032	$(355)	(9)%
Percentage of total product revenues	64%	78%

Total product gross profit as a percentage of product revenues decreased primarily due to a higher percentage of total revenues coming from the sales of hardware and consumables (which have higher costs than software only solutions) resulting in higher cost of sales as a percentage of product revenues.

Law Enforcement gross profit decreased due primarily to the smaller revenue base to absorb fixed product costs and product mix with a higher percentage of hardware sales.  The nine month period ended September 30, 2004 contained an uncharacteristically high percentage of software.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue decreased due primarily to higher domestic Identification revenues from project-oriented work which included costs for equipment, third party software licenses and contract programming fees for software customization incurred in the nine months ended September 30, 2005, than the comparable nine months ended September 30, 2004.

Gross margin dollars for the Digital Photography product segment decreased due to lower sales of Digital Photography software during the nine month period ended September 30, 2005 as compared to the comparable period in 2004.  The percentage increase from 92% of Digital Photography product revenues for the nine months ended September 30, 2004 to 97% of Digital Photography product revenues for the nine months ended September 30, 2005 results from the sale of certain hardware components in the 2004 period as compared to the corresponding period in 2005.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance gross profit	2005	2004	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$773	$765	$8	1%
Percentage of Law Enforcement maintenance revenue	53%	56%
Identification	$(17)	$(40)	$23	(57)%
Percentage of Identification maintenance revenue	(47)%	(167)%
Digital Photography	$38	$9	$29	320%
Percentage of Digital Photography maintenance revenue	100%	100%
Total net maintenance revenues	$794	$734	$60	8%
Percentage of total maintenance revenues	51%	53%

Gross profit related to maintenance revenues due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	NINE MONTHS ENDED SEPTEMBER 30,
Operating expenses	2005	2004	$ Change	% Change
(dollars in thousands)

General & administrative	$3,524	$3,372	$152	5%
Percentage of total net revenue	48%	51%
Sales and marketing	$2,719	$2,510	$209	8%
Percentage of total net revenue	37%	38%
Research & development	$2,342	$1,969	$373	19%
Percentage of total net revenue	32%	30%
Depreciation and amortization	$460	$534	$(74)	(14)%
Percentage of total net revenue	6%	8%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. Such expenses increased due primarily to fees paid for consulting services.  Such expenses, as a percentage of total net revenues, decreased because of higher total net revenues during the nine months ended September 30, 2005, as compared to the corresponding period in 2004.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses decreased as a percentage of total net revenues, but increased in absolute dollars due primarily to increases in headcount and payments to sales consultants (including lobbyists).  The increase in headcount and amounts paid to sales consultants reflects required resources needed to pursue large project solution opportunities.  We anticipate that this level of expenses incurred for sales and marketing during the nine months ended September 30, 2005 will continue as we pursue large project solution opportunities.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased due primarily to the accelerated development of our new ImageWare Biometric Engine, the web enablement of our CCS product line, development of our IWS desktop security program and product enhancements to our Digital Photography software product suite utilizing contract programming services in conjunction with internal research and development resources.   Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased due primarily to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST (INCOME) EXPENSE, NET.  For the nine months ended September 30, 2005, we recognized interest income of $44,000 and interest expense of $2,000. For the nine months ended September 30, 2004, we recognized interest income of $7,000 and interest expense of $5,195,000.  Interest expense for the nine months ended September 30, 2004 contains approximately $4,472,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  During the three months ended June 30, 2004, the Company registered the underlying shares of common stock with the Securities and Exchange Commission.  In accordance with EITF 00-19, there will be no further interest expense or income incurred in conjunction with these warrants.  Interest expense for the nine months ended September 30, 2004 also contains $713,000 in liquidated damages, which were classified as interest expense.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for our November 2003 and January 2004 private placements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had total current assets of $4,801,000 and total current liabilities of $2,826,000, or working capital of $1,975,000. At September 30, 2005, we had available cash of $2,230,000 and $106,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $4,774,000 for the nine month period ended September 30, 2005 as compared to $3,785,000 for the corresponding period in 2004. We used cash to fund net losses of $3,736,000, excluding non-cash expenses (depreciation, amortization and stock-based compensation) of $671,000, offset by non-operating income (gain on sale of subsidiary) of $233,000 for the nine months ended September 30, 2005.  We used cash to fund net losses of $3,447,000, excluding non-cash expenses (depreciation, amortization, stock-based compensation and change in warrant liability) of $5,288,000 for the corresponding period in 2004. For the nine months ended September 30, 2005, we generated cash of $271,000 from decreases in current assets and used cash of $1,309,000 for reductions in current liabilities and deferred revenues, excluding debt.  In the first nine months of 2004, we used cash of $364,000 to fund increases in current assets and generated cash of $26,000 from increases in current liabilities and deferred revenues, excluding debt.

Net cash provided by investing activities was $965,000 for the nine months ended September 30, 2005.  Net cash used by investing activities for the nine months ended September 30, 2004 was $137,000.  For the nine months ended September 30, 2005, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $244,000. The level of equipment purchases resulted primarily from the replacement of older equipment.  For the nine months ended September 30, 2005, we generated cash of $1,300,000 from the sale of our wholly-owned Singapore subsidiary, Digital imaging Asia Pacific, offset by cash sold and direct transaction costs of $91,000.  For the nine months ended September 30, 2004, we used cash of approximately $59,000 to repay advances from related stockholders and used cash of $126,000 to fund capital expenditures of computer equipment, software, furniture and fixtures.  We also generated cash of $48,000 through reductions in restricted cash.

Net cash provided by financing activities was $3,254,000 for the nine month period ended September 30, 2005 as compared to $6,305,000 for the corresponding period in 2004.  For the nine months ended September 30, 2005, we generated cash of $3,234,000 from the sale of our common stock in a private placement. We also generated cash of $63,000 from the exercise of stock options and used cash of $17,000 for the repayments of notes payable and $26,000 for the payment of dividends on our Series B Preferred Stock.  For the nine months ended September 30, 2004, we generated cash of $6,054,000 from our issuance of common stock in a private placement.  We also generated cash of $483,000 from the exercise of stock options.   For the nine month period ended September 30, 2004, we used cash of $185,000 for the payment of dividends on our Series B Preferred Stock and used cash of $47,000 for the repayment of notes payable.

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

Additional new financing may be required to fund working capital and operations if we are unable to generate positive cash flow from operations in the near future.  We may be required to seek additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months, assuming the successful implementation of our business plan.  Our business plan includes, among other things, significant increases in revenues in future periods, the monitoring and controlling of operating expenses, collection of significant trade accounts receivables, and controlling of capital expenditures.  If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute significant cost reduction plans.  We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms we find acceptable.  In addition, our ability to raise additional capital may be dependent upon the our common stock being quoted on the American Stock Exchange. There can be no assurance that we will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding, either through generation of positive cash flow from operations or by obtaining additional funding, there is substantial doubt about our ability to continue as a going concern.

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

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALLING APPROXIMATELY $60.1 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of September 30, 2005, we had an accumulated deficit of $60.1 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of September 30, 2005, the Company had cumulative undeclared dividends of approximately $22,000.

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

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10.1	Employment Agreement dated September 27, 2005 by and between S. James Miller, Jr. and ImageWare Systems, Inc.(1)
10.2	Employment Agreement dated September 27, 2005 by and between Wayne G. Wetherell and ImageWare Systems, Inc.(1)
10.3	Limited Exclusive License Agreement dated September 30, 2005 between Boston Equities Corporation and ImageWare Systems, Inc.
10.4	Securities Purchase Agreement(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)          Incorporated by reference to the Company’s Form 8-K filed on September 30, 2005.

(2)          Incorporated by reference to the Company’s Form 8-K filed on July 26, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: November 21, 2005	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)