Form 10KSB
period 2005-12-31
IMAGEWARE SYSTEMS INC
filed 2006-04-17
CIK 941685

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period               to               .

Commission File Number

IMAGEWARE SYSTEMS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

10883 Thornmint Road, San Diego, California	92127
(Address of Principal Executive Offices)	(Zip Code)

(858) 673-8600

(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	American Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The issuer’s revenues for the fiscal year ended December 31, 2005, were $9,518,769.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based on the closing sales price of the issuer’s Common Stock on March 25, 2006, as reported on the American Stock Exchange was approximately $22,321,541.  Excluded from this computation were 337,204 shares of Common Stock held by all current executive officers and directors and 1,704,512 shares held by each person who is known by the registrant to own 5% or more of the outstanding Common Stock.  Share ownership information of certain persons known by the issuer to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of March 25, 2006. Exclusion of shares held by any person or entity should not be construed to indicate that such person or entity possesses the power, directly or indirectly, to direct or cause the direction of the management or the policies of the Registrant.

The number of shares of Common Stock outstanding as of March 25, 2006, was 13,547,662.

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

IMAGEWARE SYSTEMS, INC.

2005 ANNUAL REPORT ON FORM 10-KSB

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

Capture the Image that Captures the Crook®, Crime Lab®, Crime Capture System®, C.R.I.M.E.S.®, EPIBuilder®, EPISuite®, FACE ID®, IDentifier®, ImageWare®, Suspect ID®, Vehicle Id®, and WinBadge®, are registered trademarks of the Company. Biometric Engine™, Crime Web™, Crime Web.NET™, EPI™, EPIWeb™, EPI Card Management System™, EPI ID™, EPI PrintFarm Station™, EPI Xpress™, Green Screen™, IWS™, IWS™ Law Enforcement, IWS™ Studio, PC Event™, PC Pro™, Picturemore.com™, ProLab™, School Days+™, and WinBadge Aviation™ are trademarks of the Company.

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

Item 1.  Description of Business.

OVERVIEW

ImageWare Systems, Inc. is a leader in the emerging market for software-based identity management solutions, providing biometric, secure credential, law enforcement and digital imaging technologies.  Our “flagship” product is the IWS Biometric Engine™.  Scalable for small city business or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint Livescan and investigative capabilities. We also provide comprehensive authentication security software for the enterprise and digital workflow solutions for the professional photography industry.  The biometric technology is now an integral part of all markets we addressed , and all of our products are integrated into the Biometric Engine Platform.  Elements of the biometric engine can be used as investigative tools to law enforcement potentially utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.  It can also be used to enhance the sale of photography products by locating and identifying individual photographs from a large repository taken at events or vacation visits.

Our biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing,  identifying and verifying the identify of people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government, law enforcement, corporate organizations and even entertainment for identification and verification purposes. Our IWS Biometric Engine is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of virtually unlimited sizes. It is also offered as a Software Development Kit (SDK) based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications.  The IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents. It can also be utilized within our law enforcement systems to incorporate any number of various multiple biometrics into one system.

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and criminal history records on a stand-alone, networked, wireless or Web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of seven software modules: A Capture and Investigative module, which provides a criminal booking system and related database; A Facial Recognition module, which uses biometric facial recognition to identify suspects; and Suspect ID, which facilitates the creation of full-color, photo-realistic suspect composites.  In addition, we offer a wireless module, which provides access to centrally stored records over the Internet in a connected or wireless fashion, a PDA add-on module which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device, and central repository services which allows for inter-agency data sharing on a local, regional, and/or national level.  In 2005 we added a new Livescan module which incorporates Livescan capabilities into IWS Law Enforcement, providing integrated fingerprint and palm print biometric management for civil and law enforcement use.

Our Secure Credential ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. Our products in this market consist of IWS EPI Suite, IWS EPI Builder (SDK), Identifier for Windows, ID Card Maker.  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have recently added the ability to incorporate multiple biometrics into the ID systems we offer with the addition of our new IWS Biometric Engine to our product line.

Our enterprise authentication software includes the IWS Desktop Security software solution which is a comprehensive authentication management infrastructure specifically designed to provide enterprise networks with the most advanced authentication mechanisms including biometrics, RFID technology, USB flash memory modules, Trusted Platform Module (TPM), and smart cards.

IWS Desktop Security enables organizations to maintain a simplified, yet secure, method of seamlessly integrating various security devices within a centralized authentication platform.  Utilizing the platform, organizations are able to replace passwords, strengthen user authentication and condense existing authentication technologies and oversee authentication policies for the entire network environment.

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

CORPORATE HISTORY

ImageWare Systems, Inc., formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987.  From its inception until 1995, we designed and sold software products for the photo entertainment industry.  In late 1994, we sold our photo entertainment line of products, and utilized our core technologies to develop and sell products to law enforcement agencies.  In 1994 our company was sold to a new ownership and we embarked upon the design and creation of digital imaging based software products for law enforcement.  From 1995 to early 2000 our business consisted only of our law enforcement products.  We completed our initial public offering in April 2000.  At that time we recognized that our core imaging technology and know-how could be extended into other and larger markets, and we targeted the digital identification market for diversification.  It was a fragmented market which offered us the opportunity to establish market share through an acquisition program.  On August 22, 2000, we acquired Imaging Technology Corporation (“ITC”), a privately held developer of software and software systems for digital identification documents.  On September 29, 2000, we purchased Goddard Technology Corporation (“Goddard”), a privately held developer of software identification badging systems. On March 30, 2001, we purchased substantially all the assets of G & A Imaging Ltd. (“G & A”), a privately held developer of software and software systems for digital identification documents.  These three acquisitions, along with the internal development of digital ID solutions for some of our law enforcement customers, firmly placed us in the market for digital ID software.  In 2001, ID software and systems became our largest product segment.  In 2001 we began a program to consolidate our digital ID businesses and rationalize our costs with respect to that segment.

RECENT EVENTS

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

The terrorist attacks on September 11, 2001, impacted all four of our business segments.  The law enforcement and digital identification markets, although seen as markets which would ultimately benefit from increased spending on security, were negatively impacted in 2002 through 2004 by the tendency for the delay in purchasing decisions, awaiting guidance and funding from the government and the use of available funding for payment of overtime expenditures incurred due to heightened security alerts.  As we recognized the impact September 11 was having on our markets we continued our efforts to reduce costs through continued consolidation of our businesses and cost reduction.  In early 2002 we closed our Massachusetts offices and moved the digital ID operations that were housed in that facility into our South Carolina offices.  In late 2002 we closed our Costa Mesa, California facility which housed our professional photography systems business and moved those operations into our facility in San Diego, California.  In mid 2003, we closed our South Carolina offices and moved those operations to our offices in San Diego, California and Ottawa, Canada.

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

We have continued to reduce our costs with respect to our foreign sales offices in 2005 with the sale of our Singapore subsidiary in the first quarter of 2005 and the fourth quarter decision to discontinue operations at our German subsidiary in early 2006.  These actions were the result of our strategy to address international markets for large ID projects through local and US based strategic partners with a local sales and service presence and to manage international channel partners for our boxed ID Software from our US offices.

INDUSTRY BACKGROUND

Biometric, Law Enforcement and Public Safety Markets

The United States law enforcement and public safety markets are composed of federal, state and local law enforcement agencies.  Our target customers include local police departments, sheriffs’ departments and offices, primary state law enforcement agencies, prisons, special police agencies, county constable offices, and federal agencies such as the FBI and the DEA.  We are also targeting agencies in foreign countries for our law enforcement solutions.

The federal government has promoted the development and use of nationwide criminal history record databases called the Interstate Identification Index (“III”) and the National Crime Information Center (“NCIC”), each consisting of on-line national and regional databases dedicated to serving criminal justice agencies. The Interstate Identification Index is maintained by the FBI and includes persons arrested for felonies or serious misdemeanors. The FBI has indicated that this index will accept photographs in the future. We anticipate that the inclusion of digital images in these databases will increase the value of digital booking systems and the demand for facial recognition applications. Since the September 11, 2001, terrorist attack on the U.S. there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of systems such as ImageWare’s by law enforcement agencies at all levels.

We anticipate significant state and federal funding to be made available to law enforcement from the Department of Homeland Security .

Identification Markets

We believe our technology also has applications in markets related to secure credentials, identification and access control in the public and private sectors.  Organizations concerned with security can use our technology to create secure smart identification cards that can be instantly checked against a database of facial images or other biometrics to prevent unauthorized access to secure areas. We believe potential customers in these markets include, among others, large corporations, airports, hospitals, universities and government agencies.

ID systems have historically been sold based upon the cost-savings digital systems offer over traditional photo-based systems. We believe that the ability to easily capture images and data in a digital database and to enable immediate and widespread access to that database for remote identification/ verification will be a functionality that customers will require in the future and that such functionality will be the primary driver for future growth within this market. We are able to provide field-proven digital ID products with high quality reference accounts across the board in terms of size and complexity of systems and user requirements. When combined with the proven biometric and Web capabilities we currently offer, we believe we can provide a leading product offering into the Secure Credential market.

As with our law enforcement product offering, we believe that the September 11, 2001, terrorist attacks and subsequent creation of the Department of Homeland Security will accelerate the adoption of digital identification systems that can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges.

Digital Photography Market

We believe our technology also has potential applications in markets related to professional photography. Professional photographers, studios and digital imaging labs can use our software to capture digital images of subjects, allow retouching of images, enhance the images to improve color, contrast and change appearance from color to black and white or sepia tone and combine them with other images, templates and text to create custom collages.  In addition our professional photography customers can gain significant efficiencies from the work flow capabilities built into our products.

We believe the use of digital photography software and systems by professional photographers is growing because it allows them to capture quality images and either output them immediately or create a database with associated textual information that then can be efficiently printed by themselves or professional labs.

With the acquisition of Castleworks and E-Focus West we believe we are able to provide proven software and systems that allow professional photographers, large and small school photography companies and digital imaging labs the ability to more efficiently manage their business through the use of digital images and associated databases. As camera, computer hardware and memory capabilities grow and their associated costs come down we anticipate the adoption of digital technology by the professional photography community to accelerate.

PRODUCTS AND SERVICES

Biometrics

We categorize our products and services into four basic markets: (1) Biometrics, (2) Law Enforcement and Public Safety, (3) Identification and (4) Digital Photography. Our biometric product line consists of the following:

IWS BIOMETRIC ENGINE.  This is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes without regard to hardware or algorithm.  Searches can be 1:1 (verification), 1:N (identification) and X:N (investigative). IWS Biometric Engine is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, signature, DNA, signature, voice, 3D face and retina. IWS Biometric Engine is a second-generation solution from ImageWare Systems that is based on field-proven ImageWare technology solutions that have been used to manage millions of biometric records since 1997 and is ideal for a variety of applications including: criminal booking, background checks (civil and criminal), watch list, visa/passport and border control (air, land and sea) and even entertainment.

IWS Biometric Engine is scalable, and biometric images and templates can be enrolled either live or offline.   Because it stores the enrolled images, a new algorithm can be quickly converted to support new or alternate algorithms and capture devices.  IWS Biometric Engine additionally has a full-featured SDK that allows it to readily integrate with existing applications.

The Biometric Engine is built to be hardware “agnostic”, and on December 31, 2005, supported over 90 hardware capture devices and over 60 biometric algorithms.

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

IWS LAW ENFORCEMENT.  IWS Law Enforcement is a digital booking, identification and investigative solution that enables users to digitally capture, search, store and retrieve images and demographic data including mug shots, scars, marks and tattoos (SMTs) and fingerprints. Law enforcement can submit fingerprint data directly to the State AFIS, FBI criminal repository, or other agencies as required. Additional features and functionality include real-time access to images and data, creation of digital composite sketches, photo lineups, and production of identification cards and credentials.  IWS Law Enforcement also uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records management system or an automated fingerprint identification system.

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

SUSPECT ID.  This software module allows officers and witnesses to quickly create full-color, photo-realistic suspect composites. The digital composites are constructed from libraries of facial features based upon actual color photographs of such features. Suspect ID allows officers with minimal computer training and artistic talent to create a suspect composite by pointing and clicking with a mouse. This module can be installed on a laptop computer and taken into the field, allowing officers to conductinterviews and create composites before witnesses’ memories fade. For rapid identification, officers can distribute completed composites within minutes via fax or e-mail.

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

IDENTIFIER FOR WINDOWS. This family of products combines the ability to capture photographic images digitally with the ability to create a database and to print identification cards. Identifier for Windows offers a powerful, versatile, and user-friendly application which can be used by schools, hospitals, corporations and governments.

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

IWS DESKTOP.  IWS Desktop Security if highly scalable and can be effortlessly integrated into any security network environment and provides strong authentication technologies such as biometrics (face, fingerprint, iris, voice and signature), USB tokens, smart cards and RFID technologies, enhancing information security and user convenience.  Additional features include:

•                                          Support for multiple authentication tools including including Public Key Infrastructure (PK1) within a uniformed  platform and privilege Management Infrastructure (PMI) technology to provide more advanced access control services and assure authentication and data integrity.

•                                          Integration with IWS™ Biometric Engikne for searching and match capabilities (1:1, 1:N and X:N)

•                                          Integration with IWS™ EPI Builder for the production and management of secure Credentials

•                                          Support for both BioAPI and BAPI standards

•                                          Supports a single sign-on feature that securely manages Internet Explorer and Windows application ID and password information.

•                                          Supports file and folder encryption features.

•                                          Supports various operating systems, including Microsoft Windows 2000, Windows XP, And Windows Server 2003.

Digital Photography

Our professional photographer products consist of the following products:

IWS PC PRO.  This software allows professional photographers to reduce, enlarge, crop, retouch, density-correct, color balance, manipulate, adjust and change digital images. Users can also create multi-image compositions and design layouts. This software allows a photographer to create collages and layouts, along with personalized text or graphics. Images can be rendered for output to printers or for posting to a photographer’s Web site. This software is used by photographers for a variety of uses including portrait photography in the studio or on location, and event photography.

IWS PC EVENT.  This software allows for on location event photography such as sporting events, corporate events like golf outings, holiday parties and award presentations.  PC EVENT provides a means to produce and deliver the images onsite so the attendees can receive their images while there.

IWS SCHOOL DAYS+.  This software allows professional photographers who market their services to schools to efficiently capture students’ images linked to respective database record. Then the images can be printed or sent to a digital imaging lab for fulfillment. The  images and linked data can be used to produce student ID Cards, yearbook CD’s, class rosters and other associated uses. A photographer can also use the capture module to photograph proms and other type dances and events.

IWS STUDIO – The software allows for a seamless workflow of digital images in a studio environment.  A professional photographer or their staff captures an image using a digital camera, transfers the image into the presentation and sales module for customer review and ordering, either ala carte or in a package created in the software.  The order can be fulfilled in-house or sent to a digital imaging lab.  The product includes a database for order tracking and customer information.  That database can be used in a stand-alone mode or integrated with point-of-sale, accounting or other management software.

IWS GREEN SCREEN.  This software is add on module for SCHOOL DAYS+, IWS PC PRO and IWS PC EVENT.  Green Screen has been popular in the event market and is making aggressive inroads into the school, league sports and dance markets.  Green Screen  allows for the digital capture of images against a blank “green screen” background so that the image can be digitally transposed onto a variety of traditional or fantasy backgrounds.

IWS PICTUREMORE.COM.  IWS PictureMore.com is an easy-to-use online photo management and fulfillment workflow solution that enables the customers of professional photographers, professional labs and mini-labs to view, and order high-quality pictures and photo gifts online. Photographers and digital imaging labs have the flexibility to customize their site to reflect their corporate image, enhancing customer loyalty and increasing sales.

Maintenance and Customer Support

As part of our installation of a system, we offer to train our customers’ employees as to the effective use of our products. We offer training both on-site and at our facilities. We offer on-site hardware support to our customers, generally within 24 hours of the customer request. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support. Providing customer support services typically provides us with annual revenue of 12% to 18% of the initial sales price of the hardware and software purchased by our customers.

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

OUR STRATEGY

Key elements of our strategy for growth include the following:

Penetrate the Biometrics, Access Control and Identification Markets

We believe security issues are becoming increasingly important among public agencies, corporations, hospitals, universities and similar organizations. We believe that the September 11, 2001, terrorist attacks and the subsequent establishment of the Department of Homeland Security and the movement by governments around the world to authenticate the identity of their citizens will accelerate the adoption of digital identification systems that can provide secure credentials and instant access to centrally maintained records for real time verification of identity and privileges. Using our products, an organization can create secure credentials that correspond to images in a digital database. A border guard or customs agent can stop an individual to quickly and accurately verify his identity against a database of authorized persons, and either allow or deny access as required. Our technology can also be applied in other markets to facilitate activities such as federal identification mandates while complying with personal identification verification standards (HSPD-12), International Civil Aviation Organization (IAO) standards, licensing, voter registration, immigration control and welfare fraud identification.

We believe that biometric identifiers are becoming recognized and accepted as integral components to the identification process in the public and private sectors.  As biometric technologies (facial recognition, fingerprint, iris, etc) are adopted, identification systems must be updated to enable their use in the field.  We have built our solutions to enable the incorporation of one or multiple biometrics, which can be associated with a record and stored both in a database and on a card for later retrieval and verification without regard to the specific hardware employed.  We believe the increasing demand for biometric technology will drive demand for our solutions which enable their use by end users.  Our identification products are built to accommodate the use of biometrics.

Fully Exploit the Expanding Law Enforcement and Public Safety Markets

We intend to use our successful installations with customers such as the Arizona Department of Public Safety, New South Wales Police, and the Los Angeles County Sheriff’s Department as reference accounts and to aggressively market IWS Law Enforcement as a superior technological solution. The majority of our recent sales have been and will be from sales of IWS Law Enforcement.  Our recent addition of the Livescan module to IWS Law Enforcement will enhance its functionality and value to the law enforcement customer as well as increase the potential revenue the Company can generate from a system sale.  We will focus our sales effort in the near term to establish IWS Law Enforcement as the integrated mug shot and Livescan system adopted in as many countries, states, large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer’s region and in neighboring regions. In addition, we plan to market our integrated investigative modules to the customer, including the Facial Recognition and Wireless modules, Suspect ID, Wireless module, and PDA module. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenues from sales of those modules, will also grow.

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

Develop the Internet and Wireless Capabilities Of Our Products

One of our latest software modules, the Wireless module, allows users to use the Internet or secure intranets to conduct investigative searches of digital booking systems. This module includes the most frequently used investigative features of IWS Law Enforcement to allow users to retrieve single images, conduct searches based on one or more parameters, create digital line-ups and print retrieved records. We are also currently developing an Internet-based version of Facial Recognition that will allow investigators to use the Internet to compare the digital image of an unknown suspect with a database of images using biometrics-based technology. Our Internet products will allow users to quickly access and share images via the Internet while maintaining the security and integrity of databases, thereby encouraging the widespread dissemination and sharing of criminal information among law enforcement agencies. Since the September 11, 2001, terrorist attacks there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of digital booking technology with Internet and wireless capabilities by law enforcement agencies at all levels.

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

Enhance Our Position In The Professional Digital Photography Market

We believe that the rate at which professional photographers, digital imaging labs and studios are transitioning from traditional film based photography to digital imaging is outpacing projections made by leading photographic organizations and manufacturers. This growth generates a demand for software solutions to manage the customer information and create the output layout and images. Further, we believe that we have established a solid base of customers for our software, and we intend to exploit the market growth and demand for software. Our software and systems allow professional photographers to quickly and easily capture images and create a database of information that can be sent to digital imaging labs for fulfillment.. The digial imaging labs can also use our software to help manage the orders from the photographers. This process provides a cost saving production workflow for both photographers and digital imaging labs.

SALES AND MARKETING

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. We have sales and account representatives based in Canada and Germany, and domestically in Florida, Virginia, Maryland, Texas, Pennsylvania, and California.  Geographically, our sales and marketing force consists of 16 persons in the United States, one person in Canada and one person in Germany.

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

CUSTOMERS

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. The customer base for our digital identification systems includes domestic and foreign government agencies, universities, airports, and private sector companies, many of which are Fortune 500 or Fortune 1000 companies. Customers for our IWS Law Enforcement products may be customers for our identification systems as well. Our current customer base for digital photography systems includes professional photographers, labs and studios in the US and Canada.  In 2005 and 2004, there was no single customer who accounted for more than 10% of our revenues.

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

Identification Markets

Due to the breadth of our software offering in the secure ID market space, we face differing degrees of competition in certain market segments. The strength of our competitive position is based upon:

•                                          our strong brand reputation with a customer base which includes small and medium-sized businesses, Fortune 500 corporations and large government agencies;

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

•                                          searches can be 1:1 (verification), 1:N (identification) and X:N (investigative); and

•                                          the system is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, DNA, signature, voice, and 3D face and retina;

Our multibiometric product faces competition from Ireland-based Daon, and French-based Sagem neither of which have offerings with the scope and flexibility of our IWS Biometric Engine. (Still true?)

Digital Photography Market

The market to provide digital systems to the professional photography market is evolving, and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

•                  a strong product mix comprised of applications for professional photographers, digital imaging labs

•                  our dealer channel  and digital imaging lab network;

•                   our support and training infrastructure;

•                  our ability to offer a package including software and our Web hosting service;

•                  our ability to produce customized solutions; and

•                  the usability and functionality of our products.

Our software faces competition from Express Digital Inc., Photolynx and Australian-based Pixel Photographies.

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

EMPLOYEES

As of March 15, 2006, we had a total of 93 full-time employees. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

RISK FACTORS

WE CURRENTLY HAVE LIMITED CASH RESOURCES AND WE WILL REQUIRE ADDITIONAL FUNDING TO FINANCE OUR WORKING CAPITAL REQUIREMENTS DURING THE NEXT TWELVE MONTHS.

We currently have limited cash resources and we will require financing to fund our anticipated working capital requirements during the next twelve months. We anticipate that our existing resources will not be sufficient to enable us to maintain our current and planned operations for the next twelve months.  If we are not able to generate positive cash flows from operations in the near future, we will be required to seek additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity to raise additional funds, our existing shareholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding Common Stock. Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. In addition, our ability to raise additional capital may be dependent upon the Company’s Common Stock being listed on the American Stock Exchange (“Amex”). We cannot guarantee that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange.

WE HAVE HAD NET LOSSES IN OUR FIVE MOST RECENT FISCAL YEARS AND CURRENTLY HAVE STOCKHOLDER’S EQUITY OF LESS THAN $6,000,000, AND AS A RESULT, AMEX MAY CONSIDER SUSPENDING OR DELISTING OUR SECURITIES FROM THE EXCHANGE.

The Amex Company Guide provides that Amex will normally consider suspending dealings in, or removing from the list, securities of a company which sustains net losses in its five most recent fiscal years and has  stockholders’ equity of less than $6,000,000, unless the company has total market capitalization of at least $50,000,000, or total assets and revenue of $50,00,000.  We have sustained net losses during our five most recent fiscal years, and as of the year ended December 31, 2005, our stockholders’ equity dropped to $3,365,602, from $8,266,219 for the year ended December 31, 2004.  We do not meet the alternative minimum market capitalization or total asset and revenue requirements.  As a result, we may be considered for suspension or delisting from Amex.  We have not received any notice from Amex that it is considering any such action.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $60.1 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of December 31, 2005, we had an accumulated deficit of $64.3 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of

$0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of December 31, 2005, the Company had cumulative undeclared dividends of approximately $9,000.

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

ITEM 2. Description of Property.

Our corporate headquarters are located in San Diego, California where we occupy approximately 16,000 square feet of office space and approximately 1,000 square feet of warehouse space. Our lease for this facility continues through September 2006 at a cost of approximately $18,200 per month. We occupy approximately 26,685 square feet of office space in Stuttgart, Germany until September 2006, at a cost of approximately $21,000 per month. In an effort to enhance operational efficiencies and further reduce operating expenses, we initiated a restructuring plan which includes a decision to close the German office, and we do not intend to seek alternate office space in this area.  We occupy 10,000 square feet in Gatineau, Province of Quebec. These premises are leased until May 2006, at a cost of approximately $13,000 per month. We previously occupied approximately 5,500 square feet in Greenville, South Carolina. These premises are leased until December 2006, at a cost of approximately $5,400 per month.  In July 2003, we sublet this property at a rate of approximately $5,400 per month through December 2006.  We had under lease approximately 4,489 square feet of office space in Costa Mesa, California at a cost of approximately $10,500 per month. These premises are leased until July 2005. In the fourth quarter of 2002, we moved this operation to our San Diego, California office and in May 2003, we sublet this property at approximately $7,100 per month through July 2005.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our Common Stock is quoted under the symbol “IW” on the American Stock Exchange.

The following table sets forth the high and low sales prices for our Common Stock as reported by the American Stock Exchange for each quarter in 2004 and 2005:

2004 Fiscal Quarters	High	Low
First Quarter	$5.250	$2.850
Second Quarter	$5.320	$1.920
Third Quarter	$2.990	$1.960
Fourth Quarter	$3.550	$2.190

2005 Fiscal Quarters	High	Low
First Quarter	$3.380	$2.190
Second Quarter	$3.890	$3.000
Third Quarter	$3.390	$2.150
Fourth Quarter	$2.250	$1.520

There is no public trading market for our preferred stock.

Holders.

As of March 25, 2006, there were approximately 2,600 holders of record of our Common Stock.

Dividends.

We have never declared or paid dividends on our Common Stock and do not anticipate paying any cash dividends on our shares of Common Stock in the foreseeable future. We are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  As of December 31, 2005, the Company had cumulative undeclared dividends of approximately $9,000.

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information
As of December 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 1994 Employee Stock Option Plan	77,090	$2.15	0
1994 Nonqualified Stock Option Plan	9,479	$8.39	0
1999 Stock Option Plan as amended	1,065,600	$2.42	243,356
Equity compensation plans not approved by security holders 2001 Equity Incentive Plan	610,896	$3.01	0
Total	1,763,065	$2.81	243,126

Plan Descriptions:

2001 Equity Incentive Plan.  For a summary of the material terms of the 2001 Equity Incentive Plan, please see Note 15 to the consolidated financial statements included in this annual report on Form 10-KSB, incorporated herein by reference.

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under “Risk Factors” in Item 1 above.  Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

We utilize our imaging technology to develop software used to create booking and investigative software solutions, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records.  Our business is divided into three operating segments: Law Enforcement, Identification, and Digital Photography.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB, beginning on page F-7.

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our consolidated results of operations. We recognize revenue from the following major revenue sources:

•                  Long-term fixed-price contracts involving significant customization

•                  Fixed-price contracts involving minimal customization

•                  Software licensing

•                  Sales of computer hardware and identification media

•                  Postcontract customer support (PCS)

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonable assured.

We recognize revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgment. Critical items that are considered in this process are the degree of customization and related labor hours necessary to complete the required work as well as ongoing estimates of the future labor hours needed to complete the contract. We also generate non-recurring revenue from the licensing of our software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. We also generate revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer.  Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was $1,340,000, net of allowance for doubtful accounts of $478,000 as of December 31, 2005.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,634,000 as of December 31, 2005.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.  Completion of our initial impairment test indicated there was no goodwill impairment.  We also performed our annual impairment review as of December 31, 2004 and 2005, based upon our 2005 and 2006 operating plans, respectively.  This annual impairment review indicated there was goodwill impairment in our Digital Photography segment as of December 31, 2005, and accordingly, we have recorded an impairment loss in the 2005 Consolidated Statement of Operations.  Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Our reporting units are Law Enforcement, Identification and Digital Photography. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.  There can be no assurance that goodwill impairment will not occur in the future.

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset.  Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.  We recorded no impairment losses for long-lived or intangible assets during the twelve months ended December 31, 2004. In 2005, we recorded an impairment charge of approximately $253,000 related to our intangible asset for certain trademark and tradenames carried in our Identification segment.  This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows.  The impairment loss is recorded as a component of “Operating expenses” in the Statement of Operations for 2005.  There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.  There can be no assurance that intangible asset impairment will not occur in the future.

Exit Activity Costs

In December 2005, we initiated a restructuring plan to reduce operating costs, streamline and consolidate operations and reallocate resources.  The plan included a reduction in workforce that will result in the termination of employees and the closure of our foreign sales office located in Stuttgart, Germany.  Charges for this reduction in workforce include severance and other termination costs of approximately $73,000.  As part of the restructuring, we will vacate our Germany office and record a charge related to the remaining liability under the associated lease of approximately 131,000.  There are many management assumptions and estimates underlying the determination of exit activity costs, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future exit activity related costs and the net realizability of certain assets.   Therefore, the timing and recognition of exit activity costs by us are highly dependent upon our estimates and assumptions.

SELECTED FINANCIAL DATA

The selected consolidated statement of operations data and consolidated balance sheet data presented below set forth a summary of data relating to our results of operations. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

STATEMENT OF OPERATIONS DATA:

	Year Ended December 31,
	2005	2004
Revenues	$9,518,769	$9,919,435
Cost of revenues	$3,926,909	$3,222,190
Gross profit	$5,591,860	$6,697,245
Operating expenses	$14,389,594	$11,417,650
Loss from operations	$(8,797,734)	$(4,720,405)
Interest expense (income), net	$(53,288)	$5,172,193
Other expense, net	$(166,390)	$(187,640)
Loss from continuing operations before income taxes	$(8,578,056)	$(9,704,958)
Income taxes	$—	$—
Loss from continuing operations	$(8,578,056)	$(9,704,958)
Discontinued operations	$222,352	$66,359
Net loss	$(8,355,704)	$(9,638,599)
Basic (loss) per share:
Net loss – continuing operations	$(0.68)	(0.83)
Net loss – discontinued operations	0.02	0.01
Net loss	(0.66)	(0.82)
Weighted-average shares (basic and diluted)	12,731,304	11,739,819

BALANCE SHEET DATA:

	Year Ended December 31,
	2005	2004
Cash	$741,184	$2,911,765
Accounts receivable, net	$1,340,154	$1,797,120
Inventories, net	$207,833	$1,096,796
Other current assets	$218,549	$247,548
Property and equipment, net	$423,887	$510,270
Other assets	$738,238	$733,796
Intangibles, net	$218,400	$764,125
Goodwill	$3,415,647	$5,297,627
Total assets	$7,303,892	$13,359,047
Total current liabilities	$2,808,760	$4,281,140
Long-term liabilities	$1,129,530	$811,688
Total liabilities	$3,938,290	$5,092,828
Total shareholders’ equity	$3,365,602	$8,266,219

YEARS ENDED DECEMBER 31, 2005 AND 2004

The following management’s discussion and analysis or plan of operation is based primarily upon our Law Enforcement, Identification and Digital Photography segments.  Results as presented for our Identification segment do not contain the results of our wholly-owned subsidiary, Digital Imaging Asia Pacific, due to this component of our Identification segment being classified as discontinued operations due to the sale of this subsidiary during the first fiscal quarter of 2005.

	TWELVE MONTHS ENDED DECEMBER 31,
Net Product Revenues	2005	2004	$ Change	% Change
Product revenues:
Law Enforcement	$1,062,325	$2,541,208	$(1,478,883)	(58)%
Percentage of total net product revenue	14%	30%
Identification Group	$5,571,794	$4,751,922	$819,872	17%
Percentage of total net product revenue	75%	61%
Digital Photography	$315,545	$721,183	$(405,638)	(56)%
Percentage of total net product revenue	4%	9%
Patent Licensing	$500,000	$—	$500,000	100%
Percentage of total net product revenue	6%
Total net product revenues	$7,449,664	$8,014,313	$(564,649)	(7)%

We believe that the decrease in Law Enforcement product revenues is reflective of a decrease in state and local government procurement.  We further believe that continued incidents of terrorism have created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will increase overall demand for the Company’s products; however, we cannot predict the timing of the shift in demand.

Domestically, Identification product revenues increased approximately $972,000 or 27% from $3,630,000 for the year ended December 31, 2004, to $4,602,000 for the corresponding period in 2005.  The increase in domestic Identification product revenue is reflective of sales of our Biometric Engine and Identification software products in project-oriented work and an increase in boxed software and consumables sold through our distribution channels.  In June 2004, we terminated our master distributor model because it did not produce the results we anticipated and we re-established direct sales to our distribution channel.  Internationally, our Identification revenues decreased approximately $152,000 or 14%.  This decrease is reflective of the repositioning of our international sales office in Germany in order to lower fixed costs and pursue significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  This office had historically emphasized the resale of third-party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  In furtherance of this strategy, in December 2005, we decided to reorganize our German sales office by closing our existing facility in order to reduce operating expenses.  We intend to pursue project sales opportunities in areas serviced by this office through geographically dedicated sales personnel.  We are of the opinion that foreign markets formerly served by this office will embrace our identification and biometric solutions for large-scale high-end installations.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors.  We anticipate that these factors will continue to increase overall demand for our Identification products, however, we cannot predict the timing of the shift in demand.

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

While we devoted substantial research and development resources upgrading our suite of Digital Photography product offerings, we anticipate that because of changing market dynamics and competitive pressures, product revenues for our Digital Photography segment will not change significantly from 2005 levels.

Our backlog of product orders as of December 31, 2005, was approximately $1,373,000.  At December 31, 2005, we also had maintenance and support backlog of approximately $1,039,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	TWELVE MONTHS ENDED DECEMBER 31,
Maintenance Revenues	2005	2004	$ Change	% Change
Maintenance revenues :
Law Enforcement	$1,985,660	$1,844,533	$141,127	8%
Percentage of total net maintenance revenue	96%	89%
Identification Group	$54,395	$39,202	$15,193	39%
Percentage of total net maintenance revenue	3%	2%
Digital Photography	$29,050	$21,387	$7,663	36%
Percentage of total net maintenance revenue	1%	1%
Total net maintenance revenues	$2,069,105	$1,905,122	$163,983	9%

Law Enforcement maintenance revenues increased due to the expansion of our installed base in the Law Enforcement market.

Identification maintenance revenues increased due to software maintenance on domestic identification projects.  This increase is driven by recent completions of Identification projects.  Internationally, we shifted our strategy in late 2003 to outsource maintenance and service for hardware.  This shift has enabled us to reduce costs and focus our resources on expanding international  sales effort of Digital Identification, Biometric, Law Enforcement and Digital Photography solutions.

Our increase in Digital Photography maintenance revenues is reflective of software maintenance services on custom contract programming projects completed subsequent to the second quarter of 2004.

	TWELVE MONTHS ENDED DECEMBER 31,
Cost of product revenues	2005	2004	$ Change	% Change
Cost of Product Revenues:
Law Enforcement	$729,992	$806,126	$(76,134)	(9)%
Percentage of Law Enforcement product revenue	69%	32%
Identification Group	$2,186,766	$1,404,928	$781,838	56%
Percentage of Identification Group product revenue	39%	30%
Digital Photography	$16,217	$115,934	$(99,717)	(86)%
Percentage of Digital Photography product revenue	5%	16%
Patent Licensing	$—	$—	$—	—
Percentage of Patent Licensing productrevenue	0%	0%
Total product cost of revenues	$2,932,975	$2,326,988	$605,987	26%
Percentage of total product revenues	39%	29%

Total cost of product revenues as a percentage of product revenues increased primarily to product mix with a greater percentage of product revenues being from sales of hardware  and consumables (which have higher costs than software only solutions) resulting in higher cost of sales as a percentage of product revenues.

Costs of product revenues for our Law Enforcement segment increased as a percentage of Law Enforcement product revenues due primarily to the smaller revenue base to absorb fixed product costs and product mix with a higher percentage of hardware sales.  The dollar decrease of approximately $76,000 for the twelve month period ended December 31, 2005, as compared with the corresponding period of 2004 despite lower Law Enforcement product revenue of approximately $1,479,000 is reflective of the 2004 period containing an uncharacteristically high percentage of revenue from software only solutions.  Fixed product costs are comprised primarily of personnel and contract programming costs related to customization and integration.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Identification segment increased because of higher domestic Identification revenues.  The percentage increase in Identification cost of revenues as a percentage of Identification revenues is reflective primarily of higher domestic Identification revenues from project-oriented work which included costs for equipment, third-party software licenses and contract programming fees for software customization than the comparable twelve months ended December 31, 2004.    Also contributing to the increase is approximately $251,000 in inventory write-down costs associated with the closure of our foreign sales office in Germany.  Costs of products can also vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Cost of product revenues related to our Digital Photography segment decreased due to lower Digital Photography sales during the twelve months ended December 31, 2005, as compared to the corresponding period in 2004 and to the sale of certain hardware components in the 2004 period as compared to software only sales during the comparable period in 2005.

	TWELVE MONTHS ENDED DECEMBER 31,
Maintenance cost of revenues	2005	2004	$ Change	% Change
Maintenance cost of revenues:
Law Enforcement	$927,715	$808,914	$118,801	15%
Percentage of Law Enforcement maintenance revenue	47%	44%
Identification Group	$66,219	$86,288	$(20,069)	(23)%
Percentage of Identification maintenance revenue	122%	220%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%
Total maintenance cost of revenues	$993,934	$895,202	$(98,732)	11%
Percentage of total maintenance revenues	48%	47%

Cost of maintenance revenues in Law Enforcement increased because of higher costs necessary to service our expanding installed base

Costs of Identification maintenance revenues decreased despite higher Identification maintenance revenues due to the product mix of our domestic maintenance installed base being comprised of a high percentage of software only supported items with resulting  lower technical support costs than installation of both hardware and software.

	TWELVE MONTHS ENDED DECEMBER 31,
Product gross profit	2005	2004	$ Change	% Change
Law Enforcement	$332,334	$1,735,082	$(1,402,748)	(81)%
Percentage of Law Enforcement product revenue	31%	68%
Identification Group	$3,385,027	$3,346,994	$38,033	1%
Percentage of Identification product revenue	61%	70%
Digital Photography	$299,329	$605,249	$(305,920)	(51)%
Percentage of Digital Photography product revenue	95%	84%
Patent Licensing	$500,000	$—	$500,000	100%
Percentage of Patent Licensing product revenue	100%	0%
Total product gross profit	$4,516,690	$5,687,325	$(1,170,635)	(21)%
Percentage of total product revenues	61%	71%

Total product gross profit as a percentage of product revenues decreased primarily to lower product sales and a higher percentage of total revenues coming from the sales of hardware and consumables which have higher costs than software only solutions.

Law Enforcement gross profit decreased due primarily to the smaller revenue base to absorb fixed product costs and product mix with a higher percentage of hardware sales.  The twelve-month period ended December 31, 2004, contained an uncharacteristically high percentage of software.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix, hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue decreased due primarily to higher domestic Identification revenues from project-oriented work which included costs for equipment, third party software licenses and contract programming fees for software customization incurred in the twelve months ended December 31, 2005, than the comparable twelve  months ended December 31, 2004.  Also contributing to this percentage decrease were inventory write-down costs of approximately $251,000 associated with the closure of our foreign sales office.  Gross profit of Identification products as a percentage of identification product revenue can vary depending upon factors such as product mix, hardware and software content and amount of identification card media as well as third-party software.

Gross margin dollars for the Digital Photography product segment decreased due to lower sales of Digital Photography software during the twelve-month period ended December 31, 2005, as compared to the comparable period in 2004.  The percentage increase from 84% of Digital Photography product revenues for the twelve months ended December 31, 2004, to 95% of Digital Photography product revenues for the comparable period in 2005 results from the sale of certain hardware components in the 2004 period as compared to the corresponding period in 2005.

	TWELVE MONTHS ENDED DECEMBER 31,
Maintenance gross profit	2005	2004	$ Change	% Change
Maintenance gross profit
Law Enforcement	$1,057,945	$1,035,619	$22,326	2%
Percentage of Law Enforcement maintenance revenue	56%	56%
Identification Group	$(11,825)	$(47,086)	$35,261	(75)%
Percentage of Identification maintenance revenue	(22)%	(120)%
Digital Photography	$29,050	$21,387	$7,663	36%
Percentage of Digital Photography maintenance revenue	100%	100%
Total maintenance gross profit	$1,075,170	$1,009,920	$65,250	6%
Percentage of total maintenance revenues	52%	53%

The increase in total gross profit dollars related to maintenance revenues increased due to higher maintenance revenues offset by higher costs necessary to support the expanding installed base.

	TWELVE MONTHS ENDED DECEMBER 31,
Operating expenses	2005	2004	$ Change	% Change

General & administrative	$5,592,986	$4,542,993	$1,049,993	22%
Percentage of total net revenue	58%	46%
Sales and marketing	$3,572,166	$3,597,121	$(24,955)	(1)%
Percentage of total net revenue	38%	36%
Research & development	$3,127,941	$2,575,247	$552,694	21%
Percentage of total net revenue	33%	26%
Impairment losses	$1,498,353	$—	$1,498,353	100%
Percentage of total net revenue	16%	0%
Depreciation and amortization	$598,148	$702,289	$(104,141)	(15)%
Percentage of total net revenue	6%	7%

General and Administrative Expenses

General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  Such expenses increased due primarily to increases in allowance for bad debts, exit activity expenses related to the closing of our sales office located in Germany and higher fees paid to consultants.  The percentage increase is reflective of higher costs combined with lower total net revenues during the year ended December 31, 2005, as compared to the corresponding period in 2004.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force.   We anticipate that the level of expenses incurred for sales and marketing during the twelve months ended December 31, 2005, will continue as we pursue large project solution opportunities.

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

Impairment Losses

Impairment losses represent the amount by which the carrying amount of  long-lived assets exceeds their fair value.  Fair value is determined based on the best information available in the circumstances, including present value techniques.  During the twelve months ended December 31, 2005, we recorded impairment losses of $1,245,000 for goodwill carried in our Digital Photography segment and $253,000 for our trademark and tradename asset carried in our Identification segment.

Depreciation and Amortization

Depreciation and amortization decreased due primarily to lower amortization of intangible assets due to such assets being fully amortized.

Interest Expense, Net

For the year ended December 31, 2005, we recognized interest income of $56,000 and interest expense of $2,000. For the year ended December 31, 2004, we recognized interest income of $16,000 and interest expense of $5,188,000.  Interest expense for the year ended December 31, 2004, contains approximately $4,472,000 of interest expense related to fair value accounting for our warrant liability due to the registration rights agreement associated with the underlying shares of the Company’s common stock to be issued upon conversion of the warrants.  During June 2004, the Company registered the underlying shares of common stock with the Securities and Exchange Commission.  In accordance with EITF 00-19, there will be no further interest expense or income incurred in conjunction with these warrants.  Interest expense for the year ended December 31, 2004, also contains $713,000 in liquidated damages, which were classified as interest expense.  The liquidated damages were incurred as the Company did not meet certain time requirements for the registration of shares of the Company’s common stock under the registration rights agreements for the November 2003 and January 2004 private placements.

Liquidity and capital resources

As of December 31, 2005, we had total current assets of $2,508,000 and total current liabilities of $2,809,000, or negative working capital of $301,000. At December 31, 2005 and 2004, we had available cash of $741,000 and $2,912,000, respectively. As discussed more fully in Note 18 to the accompanying consolidated financial statements, in March 2006, we completed a secured debt financing of approximately $1,550,000.

Net cash used in operating activities was $6,207,000 for the year ended December 31, 2005, as compared to $3,761,000 for the corresponding period in 2004. We used cash to fund net losses of $5,026,000, excluding non-cash expenses (depreciation, amortization, stock-based compensation, restructuring charges, write-down of inventories and long-lived assets and provision for losses on accounts receivable less gains on sale of subsidiary) of $3,329,000 for the year ended December 31, 2005.  We used cash to fund net losses of $4,190,000 excluding non-cash expenses (depreciation, amortization, stock-based compensation and non-cash  interest expense less gains on debt extinguishment) of $5,449,000 for the corresponding period in 2004. For the year ended December 31, 2005, we generated cash of $385,000 from reductions in current assets offset by reduction in current liabilities of $1,566,000 (excluding debt). For the year ended December 31, 2004, we used cash of $739,000 to fund increases in current assets offset by increases in current and long-term liabilities of $1,168,000 (excluding debt).

Net cash provided by investing activities was $899,000 for the year ended December 31, 2005.  Net cash used by investing activities for the year ended December 31, 2004, was $188,000. For the year ended December 31, 2005, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $310,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.  For the year ended December 31, 2005, we generated cash of $1,300,000 for the sale of our wholly-owned Singapore subsidiary, Digital Imaging Asia Pacific, offset by cash sold and direct transaction costs of $91,000.  In 2004, we used cash of $237,000 to fund capital expenditures of computer equipment and software, furniture and fixtures, and leasehold improvements, and generated cash of $49,000 from reductions in restricted cash used to secure our performance on a software installation and implementation contract.

Net cash provided by financing activities was $3,225,000 for the year ended December 31, 2005. We generated cash of $3,234,000 from our issuance of common stock in a private placement.  We also generated cash of $62,000 from the exercise of stock options.  In 2005, we used cash of $18,000 for repayment of notes payable and used cash of $53,000 for the payment of dividends on our Series B Preferred Stock. Net cash provided by financing activities was $6,216,000 for the year ended December 31, 2004.  In 2004, we generated cash of $6,054,000 from our issuance of common stock in a private placement.  In 2004, we also generated cash of $497,000 from the exercise of stock options and stock purchase warrants.  In 2004, we used cash of $212,000 for the payment of dividends on our Series B Preferred Stock , used cash of $64,000 for the repayment of notes payable and used cash of $59,000 for the repayment of advances from related stockholders.

We conduct operations in leased facilities under operating leases expiring at various dates through 2006.  In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the amount of $106,000. The letter of credit expires December 26, 2008.  We also have various short-term notes payable and capital lease obligations due at various times during 2006. The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the next five years:

	2006	2007	2008	2009	2010	Total

Minimum annual lease payments under operating leases	$859,000	$0	$0	$0	$0	$859,000

Minimum annual payments under notes payable	$0	$0	$0	$0	$0	$0

Other commercial commitments:

Standby letters of credit	$106,000	$0	$0	$0	$0	$106,000

Total contractual cash obligations and other commercial commitments	$965,000	$0	$0	$0	$0	$965,000

The report of the Company’s independent accountants included with this Annual Report contains an explanatory paragraph regarding our ability to continue as a going concern.  The Company is seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures.  If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute cost reduction measures.  We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances.  The sale of equity or equity-related securities could result in additional dilution to our shareholders.  There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.  In addition, our ability to raise additional capital may be dependent upon our common stock being quoted on the American Stock Exchange.  There can be no assurance that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange.  Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

ITEM 7. Financial Statements.

The financial statements for fiscal years ended December 31, 2005 and 2004, are included herein following Part III, Item 13, and are filed as part of this report.

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2005 (the “Evaluation Date”), have concluded that as of such date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed in the reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls.  There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

Item 10. Executive Compensation.

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

Item 12. Certain Relationships and Related Transactions.

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

Item 13. Exhibits

(a)           Exhibits.

Exhibit Number	Description
2.1	Stock Purchase Agreement between Company and Argus Solutions Ltd.(1)
2.2	Agreement and Plan of Merger dated October 27, 2005(2)
3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
4.2	Form of Public Warrant(4)
4.3	Warrant to Purchase Common Stock in favor of Imperial Bank(3)
4.3	Form of Public Warrant(4)
10.1	Employment Agreement with S. James Miller dated September 27, 2005(5)
10.2	Employment Agreement with Wayne G. Wetherell dated September 27, 2005(5)
10.3	Change of Control and Severance Benefits Agreement, dated October 31, 2005, between Registrant and Charles Aubuchon(6)
10.4	Form of Indemnity Agreement entered into by the registrant with its directors and executive officers(3)
10.5	1994 Employee Stock Option Plan(3)
10.6	1994 Nonqualified Stock Option Plan(3)
10.7	Amended and Restated 1999 Stock Plan Award(9)

10.8	Form of Stock Option Agreement(7)
10.9	Form of Stock Option Agreement(9)
10.10	2001 Equity Incentive Plan(10)
10.11	Lease between Thornmint I and the Company dated September 26, 2003(15)
10.12	Commercial Lease between I.W. Systems Canada Company and 3840743 Canada, Inc. dated April 12, 2001(3)
10.13	Commercial Lease between BOS GmbH & Co. KG and Digital Imaging International GmbH dated June 20, 2001(11)
10.14	Note and Warrant Purchase Agreement dated May 22, 2002 (Perseus)(12)
10.15	Registration Rights Agreement dated May 22, 2002 (Perseus)(12)
10.16	Warrant to Purchase Common Stock dated May 22, 2002 (Perseus)(12)
10.17	Warrant to Purchase 1,021,687 shares of Common Stock, dated June 13, 2003(13)
10.18	Warrant to Purchase 578,313 shares of Common Stock, dated June 13, 2003(13)
10.19	Form of Securities Purchase Agreement dated November 14, 2003(14)
10.20	Form of Warrant dated November 24, 2003(14)
10.21	Form of Registration Rights Agreement dated November 24, 2003(14)
10.22	Registration Rights Agreement, dated March 13, 2003(16)
10.23	Form of Securities Purchase Agreement dated January 29, 2004(14)
10.24	Form of Warrant dated January 29, 2004(14)
10.25	Form of Registration Rights Agreement dated January 29, 2004(14)
10.26	Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted – Offer Made to James Miller(17)
10.27	Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted – Offer Made to Wayne Wetherell(17)
10.28	Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted – Offer Made to Paul Deverman(17)
10.29	Form of Warrant dated September 28, 2004(18)
10.30	Stock Purchase Agreement(19)
10.31	Form of Securities Purchase Agreement dated July 22, 2005, and July 28, 2005(7)
10.32	Form of Warrant dated July 22, 2005, and dated July 28, 2005(7)
10.33	Form of Registration Rights Agreement dated July 22, 2005, and dated July 28, 2005(7)
10.34	Limited Exclusive License Agreement between Company and Boston Equities Corporation, dated September 30, 2005(20)
21.1	Subsidiaries of the Small Business Issuer
23.2	Consent of Stonefield Josephson, Inc., Independent accountants
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e))
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e))
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 21, 2005.
(2)	Incorporated by reference to the Definitive Proxy Statement on Form 14A, as filed with the Commission on November 15, 2005.
(3)	Incorporated by reference to the Registration Statement on Form SB-2, as filed with the Commission on December 20, 1999 (No. 333-93131) as amended.
(4)	Incorporated by reference to the Registration Statement on Form SB-2/A filed with the Commission on March 15, 2000 (File No. 333-03131)
(5)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on September 30, 2005.
(6)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on November 3, 2005.
(7)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on July 26, 2005.
(8)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on August 1, 2005.
(9)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on July 14, 2005.
(10)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 14, 2001.
(11)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 14, 2001.
(12)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on May 24, 2002.
(13)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on June 20, 2003.
(14)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on February 9, 2004.
(15)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 14, 2003.
(16)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on May 15, 2003.
(17)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on August 16, 2004.
(18)	Incorporated by reference to the Annual Report, Form 10-KSB as filed with the Commission on March 31, 2005.
(19)	Incorporated by reference to the Current Report, Form 8-K as filed with the Commission on May 16, 2005.
(20)	Incorporated by reference to the Quarterly Report, Form 10-QSB as filed with the Commission on November 21, 2005.

Item 14. Principal Accountant Fees and Services.

Independent Auditors’ Fees

Information required by this Item is incorporated by reference from our definitive proxy statement to include the election of directors, to be filed with the Commission by April 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

April 17, 2006	By:	/s/ S. JAMES MILLER, JR.
S. James Miller, Jr.
Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. JAMES MILLER, JR.	Chief Executive Officer and Chairman of the Board of Directors	April 17, 2006
S. James Miller, Jr.	(Principal Executive Officer)

/s/ WAYNE G. WETHERELL	Senior Vice President of Administration and Chief Financial Officer	April 17, 2006
Wayne G. Wetherell	(Principal Financial and Accounting Officer)

/s/ JOHN CALLAN	Director	April 17, 2006
John Callan

/s/ PATRICK J. DOWNS	Director	April 17, 2006
Patrick J. Downs

/s/ JOHN L. HOLLERAN	Director	April 17, 2006
John L. Holleran

/s/ DAVID LOESCH	Director	April 17, 2006
David Loesch

/s/ STEVE HAMM	Director	April 17, 2006
Steve Hamm

/s/ DAVID CAREY	Director	April 17, 2006
David Carey

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors And Stockholders Of ImageWare Systems, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imageware Systems, Inc. as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and has substantial monetary liabilities in excess of monetary assets as of December 31, 2005, had an accumulated deficit of $64,321,551. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
Certified Public Accountants
April 14, 2006

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash	$741,184	$2,911,765
Accounts receivable, net of allowance for doubtful accounts of $477,749 and $302,731 at December 31, 2005 and 2004, respectively	1,340,154	1,797,120
Inventories, net	207,833	1,096,796
Other current assets	218,549	247,548
Total Current Assets	2,507,720	6,053,229

Property and equipment, net	423,887	510,270
Other assets	738,238	733,796
Intangible assets, net	218,400	764,125
Goodwill	3,415,647	5,297,627
Total Assets	$7,303,892	$13,359,047

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$690,460	$1,228,916
Deferred revenue	1,083,554	1,044,819
Billings in excess of costs and estimated earnings on uncompleted contracts	—	424,299
Accrued expenses	1,034,746	1,564,615
Notes & advances payable to bank and third parties	—	18,491
Total Current Liabilities	2,808,760	4,281,140

Pension obligation	1,129,530	811,688
Total Liabilities	3,938,290	5,092,828

Shareholders’ equity
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 shares outstanding at December 31, 2005 and 2004, liquidation preference $623,500 at December 31, 2005 and December 31, 2004	2,494	2,494
Common stock, $.01 par value, 50,000,000 shares authorized, 13,554,366 and 11,969,089 shares issued at December 31, 2005 and 2004, respectively, 13,547,662 and 11,962,385 shares outstanding at December 31, 2005 and 2004, respectively	134,294	118,442

Additional paid in capital	67,650,157	63,789,396
Treasury stock, at cost - 6,704 shares	(63,688)	(63,688)
Accumulated other comprehensive income	(36,104)	332,425
Accumulated deficit	(64,321,551)	(55,912,850)
Total shareholders’ equity	3,365,602	8,266,219

Total Liabilities and Shareholders’ Equity	$7,303,892	$13,359,047

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	TWELVE MONTHS ENDED December 31,
	2005	2004

Revenues:
Product	$7,449,664	$8,014,313
Maintenance	2,069,105	1,905,122
	9,518,769	9,919,435
Cost of revenues:
Product	2,932,975	2,326,988
Maintenance	993,934	895,202

Gross profit	5,591,860	6,697,245

Operating expenses:
General & administrative	5,592,986	4,542,993
Sales and marketing	3,572,166	3,597,121
Research & development	3,127,941	2,575,247
Impairment losses	1,498,353	—
Depreciation and amortization	598,148	702,289
	14,389,594	11,417,650

Loss from operations	(8,797,734)	(4,720,405)

Interest (income) expense, net	(53,288)	5,172,193

Other income, net	(166,390)	(187,640)

Loss from continuing operations before income taxes	(8,578,056)	(9,704,958)

Income tax expense	—	—

Loss from continuing operations	(8,578,056)	(9,704,958)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Imaging Asia Component (including gain on disposal of $232,508 in 2005)	$222,352	$66,359
Income tax benefit (expense)	—	—
Gain (loss) on discontinued operations	222,352	66,359

Net loss	$(8,355,704)	$(9,638,599)

Basic and diluted loss per common share - see note 2	$(0.66)	$(0.82)
Weighted-average shares outstanding (basic and diluted)	12,731,304	11,739,819

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWELVE MONTHS ENDED December 31,
	2005	2004

Cash flows from operating activities
Net loss	$(8,355,704)	$(9,638,599)
Adjustments to reconcile net loss to net cash used by operating activities Depreciation and amortization	599,950	718,587
Non cash interest and amortization of debt discount and debt issuance costs	—	4,472,407
Stock based compensation	310,597	357,774
Gain on sale of subsidiary	(232,508)	—
Inventory write-down	280,768	—
Provision on losses on accounts receivable	450,000	—
Write-down of certain long-lived assets	1,570,128	—
Write-down of investment in equity securities	146,525	—
Restructuring charges	204,000	—
Gain on debt extinguishment	—	(100,000)
Change in assets and liabilities
Accounts receivable	(72,571)	(347,152)
Inventories	365,853	(292,270)
Other current assets	10,943	(43,483)
Intangible and other assets	80,514	(56,597)
Accounts payable	(529,661)	176,054
Accrued expenses	(687,672)	381,678
Accrued interest	—	(90,307)
Deferred revenue	38,735	197,129
Contract costs	(424,299)	424,299
Pension obligation	37,175	79,203

Total adjustments	2,148,477	5,877,322

Net cash used by operating activities	(6,207,227)	(3,761,277)

Cash flows from investing activities
Purchase of property and equipment	(309,415)	(237,340)
Restricted cash and cash equivalents	—	49,215
Proceeds from sales of subsidiary net of cash sold and direct transaction costs	1,208,630	—

Net cash used by investing activities	899,215	(188,125)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,234,128	6,054,014
Repayment of convertible notes payable	(18,491)	(63,485)
Dividends paid	(52,997)	(211,989)
Payment on advances from related stockholders	—	(59,000)
Proceeds from exercise of stock options	62,652	496,579

Net cash provided by financing activities	3,225,292	6,216,119
Effect of exchange rate changes on cash	(87,861)	66,955
Net increase (decrease) in cash	(2,170,581)	2,333,672

Cash at beginning of period	2,911,765	578,093

Cash at end of period	$741,184	$2,911,765

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Cancellation of shares previously issued pursuant to shareholder note receivable write-off	$—	$150,000
Exchange of common shares for marketable equity securities	$231,481	$—
Minimum pension liability	$280,668	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	TWELVE MONTHS ENDED DECEMBER 31,
	2005	2004

Net loss	$(8,355,704)	$(9,638,599)
Other comprehensive loss:
Additional minimum pension liability	(280,668)	—
Foreign currency translation adjustment	(87,861)	66,955
Comprehensive loss	$(8,724,233)	$(9,571,644)

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.

Consolidated Statements of Shareholders’ Equity

for the Years Ended December 31, 2005 and 2004

	Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In	Share- holder Note	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Total

Balance at December 31, 2003	249,400	$2,494	9,930,037	$98,051	(6,704)	$(63,688)	$49,221,700	$(150,000)	$265,470	$(46,062,262)	$3,311,765
Issuance of common stock for cash, net of issuance costs	—	—	1,818,332	18,184	—	—	6,035,831	—	—	—	6,054,015

Issuance of common stock pursuant to option and warrant exercises for cash	—	—	207,080	2,071	—	—	494,507	—	—	—	496,578

Issuance of common stock as compensation	—	—	38,640	386	—	—	148,379	—	—	—	148,765

Issuance of warrants as payment of liquidated damages in lieu of cash	—	—	—	—	—	—	106,202	—		—	106,202

Warrants issued in conjunction with convertible debt and common stock	—	—	—	—	—	—	7,932,527	—	—	—	7,932,527

Cancellation of shares previously issued pursuant to shareholder note receivable write-off	—	—	(25,000)	(250)	—	—	(149,750)	150,000	—	—	—

Dividends on Series B Preferred Stock	—	—	—	—	—	—	—	—	—	(211,989)	(211,989)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	66,955	—	66,955

Net loss										(9,638,599)	(9,638,599)
Balance at December 31, 2004	249,400	$2,494	11,969,089	$118,442	(6,704)	$(63,688)	$63,789,396	$—	$332,425	$(55,912,850)	$8,266,219

Issuance of common stock for cash, net of issuance costs	—	—	1,397,287	13,973	—	—	3,220,155	—	—	—	3,234,128

Issuance of common stock as consideration for investment in equity securities	—	—	71,225	712	—	—	230,769	—	—	—	231,481

Issuance of common stock as compensation	—	—	90,481	905	—	—	347,447	—	—	—	348,352

Issuance of common stock pursuant to option exercises for cash	—	—	26,284	262	—	—	62,390	—	—	—	62,652

Dividends on Series B Preferred Stock	—	—	—	—	—	—	—	—	—	(52,997)	(52,997)

Additional minimum pension liability	—	—	—	—	—	—	—	—	(280,668)	—	(280,668)

Foreign currency translation adjustment									(87,861)		(87,861)

Net loss										(8,355,704)	(8,355,704)
Balance at December 31, 2005	249,400	$2,494	13,554,366	$134,294	(6,704)	$(63,688)	$67,650,157	—	(36,104)	(64,321,551)	3,365,602

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1.                                      DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (the “Company”), formerly known as ImageWare Software, Inc., utilizes digital imaging technology to provide stand alone, networked and web-based software solutions for secure credentials, biometrics, law enforcement and professional photography.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include allowance for doubtful accounts receivable, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, and revenue and cost of revenues recognized under the percentage of completion method. Actual results could differ from estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash with original maturities of three months or less or that are redeemable upon demand.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses and deferred revenues the carrying amounts approximate fair value due to their relatively short maturities.

Property, equipment and leasehold improvements

Property and equipment, consisting of furniture and equipment, are stated at cost and are being depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized. When assets are sold or abandoned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Expenditures for leasehold improvements are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

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

The Company accounts for its intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with indefinite life are accounted for impairment under SFAS No. 142. In accordance with SFAS No. 142, goodwill, or the excess of cost over fair value of net assets acquired, is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values. When available and as appropriate, comparative market multiples to corroborate discounted cash flow results is used. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

The Company did not record any goodwill impairment charges for the twelve months ended December 31, 2004. For the twelve months ended December 31, 2005, the Company recorded goodwill impairment charges of approximately $1,245,000 for goodwill carried in the Company’s digital photography segment. The impairment was a result of changes resulting from the effect of projecting recent performance variances on future periods.

Intangible and Long-lived assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. At December 31, 2004, there was no impairment of the Company’s intangible or long-lived assets. At December 31, 2005, the Company recorded impairment losses on certain long-lived assets aggregating $253,000.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $477,749 and $302,731 at December 31, 2005 and 2004, respectively.

For the twelve months ended December 31, 2005 and 2004, there were no customers who accounted for more than 10% of the Company’s revenues.

As of December 31, 2005, one customer accounted from approximately 25% of total accounts receivable. At December 31, 2004, one customer accounted for approximately 23% of total accounts receivable.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:  risk free interest rate ranging from 2.66% to 4.82%; dividend yield of 0% for each of the years 2005 and 2004; volatility factor of the expected market price of the Company’s common stock of between 82% to 65% for 2005 and 2004; and an expected life of the options of between 5 and 10 years. The volatility of the Company’s common stock underlying the options was not considered for options granted up to March 31, 2000, because the Company’s stock was not publicly traded.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

	2005	2004
NET LOSS:
As reported	$(8,355,704)	$(9,638,599)
Stock based compensation included in net loss	310,597	357,774
Stock based employee compensation under fair value based method	(848,534)	(939,491)
Pro forma net loss	$(8,893,641)	$(10,220,316)
Basic loss per common share:
As reported	$(0.66)	$(0.82)
Pro forma	(0.70)	(0.88)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (“SFAS 123R”), which is effective beginning July 1, 2005. On April 15, 2005, the Securities and Exchange Commission announced that companies may implement SFAS No 123R at the beginning of their next fiscal year begins after June 15, 2005. The Company expects to adopt the revised rules on January 1, 2006. The Company is currently evaluating transition alternatives and valuation methodologies for future grants. As a result, pro forma compensation expense, as reflected above, may not be indicative of future expense to be recognized under SFAS 123R, for which the Company has yet to determine its future effect.

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

On September 27, 2005, the Company issued to certain employees 162,300 shares of restricted stock. The restricted stock will vest over three years on a quarterly basis and will fully vest upon either a change in control, the sale of the Company, or termination of employment unless such termination is for cause.

In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock. Such compensation expense was $311,000 and $358,000 for the twelve months ended December 31, 2005 and 2004, respectively.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German and Canadian subsidiaries. The cumulative translation adjustment account, which is part of accumulated other comprehensive income, decreased approximately $88,000 for the twelve months ended December 31, 2005, and increased approximately $67,000 for the twelve months ended December 31, 2004.

Comprehensive Income

Comprehensive income consists of net gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, the only items are the cumulative translation adjustment and the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to Statement of Financial Accounting Standards No. 87 (“SFAS 87”), Employers’ Accounting for Pensions.

Revenue recognition

The Company recognizes revenue from the following major revenue sources:

•                  Long-term fixed-price contracts involving significant customization

•                  Fixed-price contracts involving minimal customization

•                  Software licensing

•                  Sales of computer hardware and identification media

•                  Postcontract customer support (PCS)

The Company’s revenue recognition policies are consistent with U. S. GAAP including Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”, Securities and Exchange Commission Staff Accounting Bulletin 104 , Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables”, and Emerging Issues Task Force Issue 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonable assured.

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense totaled approximately $68,000 and $94,000  for the years ended December 31, 2005  and 2004, respectively.

Earnings (loss) per share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (losses) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares, if dilutive, had been issued at the beginning of the year. The dilutive effect of outstanding stock options is included in the calculation of diluted earnings (losses) per common share, if dilutive, using the treasury stock method. During the years ended December 31, 2005 and 2004, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been anti-dilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at December 31, 2005	Number of Common Shares Convertible into at December 31, 2004

Convertible preferred stock	47,280	47,280
Stock options	1,474,093	894,359
Warrants	4,293,305	6,187,541

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2005 and 2004:

	TWELVE MONTHS ENDED DECEMBER 31,
	2005	2004
Numerator – loss from continuing operations:
Net loss from continuing operations	$(8,578,056)	$(9,704,958)
Less Series B preferred dividends	(52,997)	(52,998)
Net loss from continuing operations available to common shareholders	$(8,631,053)	$(9,757,956)

Numerator – gain (loss) from discontinued operations:
Net gain from discontinued operations	222,352	66,359

Denominator
Weighted-average shares outstanding	12,731,304	11,739,819

Basic and Diluted loss per share:
Continuing operations	$(0.68)	$(0.83)
Discontinued operations	$0.02	$0.01
Net loss per share	$(0.66)	$(0.82)

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

Due to the Company’s integrated operations, the use of allocations in the determination of business segment information is necessary for certain financial information not discretely captured.

Depreciation and amortization expense in 2005 for each reportable segment was approximately $97,000 for Law Enforcement, $471,000 for Identification and $30,000 for Digital Photography.   Depreciation and amortization expense in 2004 for each reportable segment was approximately $67,000 for Law Enforcement, $535,000 for Identification and $100,000 for Digital Photography.

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.

There are no inter-segment transactions.

The table below summarizes information about reportable segments for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Revenues:
Law Enforcement	$3,047,986	$4,385,741
Identification	5,626,188	4,791,124
Digital Photography	344,595	742,570
Corporate	500,000	—
Total consolidated revenues	$9,518,769	$9,919,435
Operating profit (loss):
Law Enforcement	$(3,149,138)	$(364,933)
Identification	(3,817,317)	(3,388,694)
Digital Photography	(1,881,279)	(966,545)
Corporate	50,000
Other unallocated amounts:
Interest expense (income)	(53,288)	5,172,426

Other expense (income)	(166,390)	(187,640)
Loss before taxes	$(8,578,056)	$(9,704,958)
Total Assets by Segment:
Law Enforcement	$606,587	$1,145,450
Identification	5,958,153	8,277,009
Digital Photography	64,502	1,476,045
Total assets for reportable segments	6,629,242	10,898,504
Corporate	674,650	2,460,543
Total consolidated assets	$7,303,892	$13,359,047

The Company has total assets in foreign locations as follows: $1,186,000 in Germany and $160,000 in Canada. Revenues generated from the Company’s foreign locations were $978,000 and $1,733,000 for years ended December 31, 2005 and 2004, respectively.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (“SFAS 123R”), which is effective beginning July 1, 2005. On April 15, 2005, the Securities and Exchange Commission announced that companies may implement SFAS No 123R at the beginning of their next fiscal year begins after June 15, 2005. The Company expects to adopt the revised rules on January 1, 2006. SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards. The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No 123, “Accounting for Stock-Based Compensation.”  The Company is currently evaluating transition alternatives and valuation methodologies for future grants. As a result, pro forma compensation expense, as reflected in Note 2, may not be indicative of future expense to be recognized under SFAS 123R. The effect of adoption of 123R on the Company’s financial position or results of operations has not yet been determined.

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

In March 2005, the SEC released Staff Account Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

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

In June 2005, the EITF reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a lease term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005.

We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue 00-19” Paragraph 4 of Issue 00-19 states that “the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).” The term “conventional convertible debt instrument” is not defined in Issue 00-19 and, as a result, questions have arisen regarding when a convertible debt instrument should be considered “conventional” for purposes of Issue 00-19. A question has also arisen related to whether conventional convertible preferred stock should be treated similar to conventional convertible debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” providing guidance on how companies should bifurcate convertible debt issued with a beneficial conversion feature into a liability and an equity component. For income tax purposes, such as an instrument is only recorded as a liability. A question has been raised as to whether a basis difference results from the issuance of convertible debt with a beneficial conversion feature and, if so, whether the basis difference is a temporary difference. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In September 2005, the Emerging Issues Task Force or EITF discussed Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’ “Issuance of a registration rights agreement with a liquidated damages clause is common when equity instruments, stock purchase warrants, and financial instruments that are convertible into equity securities are issued. The agreement requires the issuer to use its “best efforts” to file a registration statement for the resale of the equity instruments or the shares of stock underlying the stock purchase warrant or convertible financial instrument and have it declared effective by the end of a specified grace period. The issuer may also be required to maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor each month until the registration statement is declared effective. Given the potential significance of the penalty, a question arises as to the effect, if any, this feature has on the related financial instruments if they are subject to the scope of Issue 00-19. The Company took the provisions of this issue into account in their accounting for the period.

In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues.” EITF Issue No 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” provides guidance on whether modifications of debt results in an extinguishment of that debt. In certain situations, companies may change the terms of a conversion option as part of a debt modification, which may result in the following circumstances: (a) the change in the conversion options’ terms causes the fair value of the conversion options to change but does not result in the modification meeting the condition in Issue 96-19 that would require the modification to be accounted for as an extinguishment of debt, and (b) the change in the conversion options’ terms did not result in separate accounting for the conversion option under Statement 133. When both of these circumstances exist, questions have arisen regarding whether (a) the modification to the conversion option, which changes its fair value, should affect subsequent interest expense recognition related to the debt and (b) a beneficial conversion feature related to a debt modification should be recognized by the borrower if the modification increases the intrinsic value of the debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flow.

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Instruments.” This standard amends the guidance in FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. We are currently evaluating the impact FASB 155 will have on our consolidated financial statements.

Reclassifications

Certain reclassifications were made to prior years’ consolidated financial statements to conform to the current year presentation.

3.                                      Intangible Assets

The following disclosure presents certain information about the Company’s acquired intangible assets as of December 31, 2005 and 2004. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Amortization Period	Gross Carrying Amount After Impairment Charge	Accumulated Amortization	Net Balance
At December 31, 2005
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(1,108,628)	$51,372
Trademarks and tradenames	14.5 years	377,000	(219,986)	157,014
Customer relationship	5 years	200,000	(189,986)	10,014
Non-compete Agreements	3 years	125,000	(125,000)	—
Patents	4 years	60,000	(60,000)	—
		$1,922,000	$(1,703,600)	$218,400
At December 31, 2004
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(909,020)	$250,980
Trademarks and tradenames	14.5 years	630,000	(175,615)	454,385
Customer relationship	5 years	200,000	(149,990)	50,010
Non-compete Agreements	3 years	125,000	(125,000)	—
Patents	4 years	60,000	(51,250)	8,750
		$2,175,000	$(1,410,875)	$764,125

In 2005, we recorded an impairment charge of approximately $253,000 related to our intangible asset for certain trademark and tradenames carried in our Identification segment. This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows. The impairment loss is recorded as a component of “Operating expenses” in the Consolidated Statement of Operations for 2005.

Amortization expense for the twelve months ended December 31, 2005 and 2004, was approximately $293,000 and $357,000, respectively.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2006	75,000
2007	15,000
2008	15,000
2009	15,000
2010	15,000

4.                                      Goodwill

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2004 and 2005 are as follows:

			Digital
	Law Enforcement	Identification	Photography	Total

Balance of Goodwill as of January 1, 2004	90,874	3,961,400	1,245,353	5,297,627

Goodwill acquired	—	—	—	—
Acquired goodwill	—	—	—	—

Balance of goodwill as of December 31, 2004	90,874	3,961,400	1,245,353	5,297,627

Goodwill acquired	—	—	—	—
Impairment losses			(1,245,353)	(1,245,353)
Goodwill included in disposition of Digital
Imaging Asia Pacific component of Identifiacation segment		(636,627)		(636,627)

Balance of Goodwill as of December 31, 2005	90,874	3,324,773	—	3,415,647

The Company annually, or more frequently if events in circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value. Our reporting units are Law Enforcement, Identification and Digital Photography. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2004. During 2005, the Company determined that because of a change in competitive dynamics the fair value of the Company’s Digital Photography unit had been reduced to an amount less that the reporting unit’s carrying amount, and accordingly the Company recorded a pre-tax, non-cash goodwill impairment charge of approximately $1,245,000 as a component of general and administrative expenses. The Company utilized the assistance of an unaffiliated third-party valuation specialist who employed various fair value methodologies, including present value techniques and prices of comparable businesses, to determine the implied fair value of the Company’s Digital Photography and Identification segment’s  goodwill.

5.                                      Investments

In conjunction with the sale of the Company’s wholly-owned subsidiary, as more fully described in Note 6 to these consolidated financial statements, the Company and Argus Solutions Ltd, each agreed to purchase $250,000 of each others common stock at a per share price equal to 108% of the closing price of each others’ stock as determined by the American Stock Exchange and Australian Stock Exchange, respectively. As legal consideration, each Company paid the other cash of $250,000. The Company and Argus consummated the transaction through the exchange of common shares. The Company exchanged 71,225 shares of its common stock for 1,929,914 shares of common stock of Argus Solutions Ltd., which represents approximately one percent of the voting equity of Argus. In accordance with Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153), the Company has recorded this transaction as a nonmonetary exchange based on the fair value of the shares exchanged as determined by the closing price of the Company’s shares on the American Stock Exchange on the transaction date of $3.25 or $231,000.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and based on our intentions regarding these instruments, we classify marketable equity securities into trading or available-for-sale categories. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable securities not classified as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. Marketable equity securities are included in other non-current assets. At December 31, 2005, the Company had classified $85,000 as available-for-sale marketable securities. These securities are reported at fair value as determined through quoted market sources. The Company reviews its marketable equity holdings in publicly-traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. The Company considers the investee company’s cash position, earnings and revenue outlook, and stock price performance, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a marketable equity security, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

At December 31, 2005, the Company wrote down to fair market value its investment in Argus common stock. The write-down amounted to $146,000 and was due to a decline in the fair value of the equity security which, in the opinion of management, was considered to be other than temporary. The write-down is included in the caption “Other income, net” in the accompanying Statement of Operations for the twelve months ended December 31, 2005.

6.                                      Sale of Subsidiary

On March 3, 2005, the Company sold its wholly-owned Singapore subsidiary, Digital Imaging Asia Pacific Pte. Ltd., for cash of $1,300,000. The Company decided to sell this subsidiary as part of its overall strategic partnership with Argus Solutions Ltd (“Argus”), as a means of strengthening its position in the Asia-Pacific region. In conjunction with this strategy, the Company entered into an International Distributor Agreement with Argus pursuant to which Argus will distribute the Company’s biometric engine, law enforcement and secure credential solutions in the Asia-Pacific region, excluding Japan and Korea, for a period of three years. Argus will pay the Company a minimum license fee during the first three years of $1,400,000; $200,000 in year one; $400,000 in year two and $800,000 in year three. In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) regarding fee determination and collectibility criteria, we recognized revenues of $167,000 for the twelve months ended December 31, 2005, respectively and recorded deferred revenues of $33,000 as of December 31, 2005, related to this minimum license fee.

In accordance with SFAS 144, this subsidiary, previously included in the Company’s Identification segment, is treated as a discontinued operation. The net loss for this subsidiary for the twelve months ended December 31, 2005 and 2004, are reflected in the Company’s Consolidated Statement of Operations as loss from discontinued operations. Included in the 2005 loss results is a gain on sale of subsidiary of $233,000 net of direct transaction costs of $49,000 and including the allocation of $637,000 of goodwill.

The assets and liabilities sold as part of the transaction included the following:

Cash	$41,000
Accounts receivable	80,000
Inventories	242,000
Prepaid expenses and other current assets	18,000
Property and equipment, net	17,000
Goodwill	637,000
$1,035,000

Accounts payable and other current liabilities	$17,000

Digital Imaging Asia Pacific’s sales, reported in discontinued operations, for the twelve months ended December 31, 2005 and 2004, were $42,000 and $604,000, respectively. Digital Imaging Asia Pacific’s pretax loss, reported in discontinued operations for the twelve months ended December 31, 2005, was $10,000. Digital Imaging Asia Pacific’s pretax income for the twelve months December 31, 2004, was $66,000.  Prior period financial statements for the twelve months ended December 31, 2004, have been restated to present the operations of Digital Imaging Asia Pacific as a discontinued operation.

7.                                      Related Parties

Subsequent to the Company’s sale of its wholly-owned subsidiary, Digital Imaging Asia Pacific Pte. Ltd., to Argus Solutions Ltd (“Argus’), as more fully described in Note 6 to these condensed consolidated financial statements, the Company’s Chief Executive Officer accepted an invitation to become a member of Argus’ Board of Directors. Prior to the closing of the Company’s sale transaction with Argus, the Company had no material relationship with Argus Solutions.

8.                                      Inventory

Inventories at December 31, 2005 and 2004, were comprised of finished goods of $208,000 and $892,000 net of reserves of $300,000 and $47,000, respectively. Work in process inventories were $0 and $205,000 at December 31, 2005 and 2004, respectively. Work in process inventories at December 31, 2004, relate to the Company’s in process long-term contracts being accounted for under the percentage of completion method. Inventories are stated at the lower of cost or market. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

9.                                      Contract Costs

Costs and estimated billings on uncompleted contracts accounted for using the percentage of completion method and related amounts billed as of December 31, 2005 and 2004, are as follows:

	2005	2004

Costs incurred on uncompleted contracts	$1,041,451	$707,787
Estimated earnings	875,549	474,414
	1,917,000	1,182,201
Less: Billings to date	(1,917,000)	(1,606,500)
	$—	$424,299

Such amounts are included in the accompanying Balance Sheets at December 31, 2005 and 2004, under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts”.

10.                               Property and Equipment

Property and equipment at December 31, 2005 and 2004, consists of:

	2005	2004

Equipment	$1,762,103	$1,551,149
Leasehold improvements	131,005	126,594
Furniture	328,360	398,501
	2,221,468	2,076,244
Less accumulated depreciation	(1,797,581)	(1,565,974)
	$423,887	$510,270

Total depreciation expense for the years ended December 31, 2005 and 2004 was approximately $307,000 and $362,000, respectively.

11.                               Notes Payable and Line of Credit

Notes payable consist of the following:

	2005	2004
Notes payable to bank and third parties:
Short-term note payable to certain vendors	$—	$18,491
Total notes payable to third parties	—	18,491

Total notes payable	$—	$18,491
Less current portion	—	(18,491)
Long-term notes payable	$—	$—

In July 2003, the Company converted approximately $99,000 in trade accounts payable into unsecured promissory notes. The notes bear interest between 6.50% to 7.50% per annum, call for monthly payments between $1,000 to $2,000 until paid in full, with payments commencing August 1, 2003. Future maturities of these notes were $18,491at December 31, 2004, due at various dates in 2005. Such amounts were paid in full during 2005.

12.                               Income Taxes

The significant components of the income tax provision (benefit) are as follows:

December 31,
	2005	2004
Current
Federal	$—	$—
State	—	—
Foreign	—	—

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$—	$—

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2005 and 2004, are as follows:

	2005	2004

Net operating loss carryforwards	$12,907,871	$10,556,565
Research and development credits	805,897	698,985
Intangible Assets	785,191	622,246
Reserves and accrued expenses	193,416	52,491
Other	(48,548)	(48,548)
	14,643,827	11,881,739
Less valuation allowance	(14,643,827)	(11,881,739)

Net deferred tax assets	$—	$—

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2005	2004

Amounts computed at statutory rates	$(2,840,939)	$(3,276,580)
State income tax, net of federal benefit	(289,610)	(182,883)
Foreign tax	0	0
Non-deductible goodwill impairment loss	423,420	1,556,727
Other	(54,958)	(49,819)
Net change in valuation allowance	2,762,087	1,952,555

	$—	$—

The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2005 and 2004, the Company had federal net operating loss carryforwards of approximately $34,718,000 and $28,398,000, respectively, state net operating loss carryforwards of approximately $18,920,000 and $15,445,000, respectively, which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2006 through 2025. The state net operating loss carryforwards expire at various dates from 2006 through 2010. In addition, the Company had foreign operating losses carryforwards of approximately $659,000 at December 31, 2004.

The Company also had federal research credit carryforwards of approximately $513,000 and $450,000 and state research credit carryforwards of approximately $293,000 and $249,000 for tax purposes at December 31, 2005 and 2004, respectively. The federal carryforwards will begin to expiring, if unused, in 2008.

The Internal Revenue Code (the “Code”) limits the availability of net operating losses and certain tax credits that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company underwent “ownership changes” in 1991, 1995, 2000, 2003 and 2004.

13.                               Commitments and Contingencies

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Senior Vice President of Administration and Chief Financial Officer. The Company may terminate the agreements with or without cause. Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if we terminate the executive’s employment without cause or in the event of an involuntary termination  (as defined in the employment agreements) by us or by the executive: (i) a lump sum cash payment equal to twenty-four months and twelve months of base salary, respectively; (ii) continuation of the executive’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of each executive’s outstanding stock options and restricted stock awards. In the event that the executive’s employment is terminated within the six months prior to or the thirteen months following a change of control (as defined in the employment agreements), the executive is entitled to the severance benefits described above, except that 100% of each executive’s outstanding stock options and restricted stock awards will immediately vest. Each executive’s eligibility to receive any severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

Letter of Credit

As collateral for performance on a software installation and implementation contract, the Company is contingently liable under an irrevocable standby letter of credit in an amount of approximately $106,000. This letter of credit expires on December 26, 2008. As a condition, the bank requires the Company to invest an equal amount in the form of certificate of deposit. As of December 31, 2005, there were no drawings against the outstanding balance. This certificate of deposit is included as a component of noncurrent other assets in the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004.

Litigation

The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Leases

The Company currently leases office and research and development space under operating leases which expire at various dates through December 2006.

At December 31, 2005, future minimum lease payments are as follows:

2006	$859,000
2007	$—
2008	$—
2009	$—
2010	$—
$859,000

The Company is committed to a lease for office space housing its Digital Imaging International operation in Stuttgart, Germany which is for 26,685 square feet. This lease expires in September 2006. In December 2005, the Company initiated a restructuring plan and intends to vacate these premises in March 2006. During 2005, the Company recorded an estimated loss on its lease commitment totaling $124,000. In determining this estimated loss for its lease commitment, the Company was required to make various assumptions that involve estimates and judgments. If the Company’s estimates and related assumptions change in the future, the Company may be required to revise this estimated loss on its lease commitment. If any revisions to its estimated loss are necessary, then an additional loss or a benefit will be recorded.

The Company is committed to a five year lease for office space housing its South Carolina office. This lease is for 5,500 square feet and expires in December 2006. The Company consolidated these operations into its corporate headquarters in San Diego, California and sublet this premises during 2003. Concurrent with our departure, the Company sublet this premises under the same terms for which it was obligated. The Company has not been required to make any payments under the original master lease.

Rental expense from continuing operations incurred under operating leases for the years ended December 31, 2005 and 2004, was approximately $750,000 and $592,000 respectively. Rent expense for the year 2005 contains approximately $124,000 in accrued for exit activity costs related to the closure of our office in Stuttgart, Germany.

14.                               Equity

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

The Company had 249,400 shares of Series B outstanding as of December 31, 2005 and 2004. At December 31, 2005 and 2004, the Company had cumulative undeclared dividends of approximately $9,000.

Common Stock

In conjunction with the sale of the Company’s wholly-owned subsidiary in March 2005, as more fully described in Note 6 to these consolidated financial statements, the Company and Argus Solutions, Ltd, each agreed to purchase $250,000 of each others common stock at a per share price equal to 108% of the closing price of each others’ stock as determined by the American Stock Exchange and Australian Stock Exchange, respectively.  As legal consideration, each Company paid the other cash of $250,000.  The Company and Argus consummated the transaction through the exchange of common shares.  The Company exchanged 71,225 shares of its common stock for 1,929,914 shares of common stock of Argus Solutions Ltd, which represents approximately one percent of the voting equity of Argus.  In accordance with Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”), the Company has recorded this transaction as a nonmonetary exchange based on the fair value of the shares exchanged as determined by the closing price of the Company’s shares on the American Stock Exchange on the transaction date of $3.25 or $231,000.

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

In connection with these transactions, we are required to issue to the finders warrants to purchase an additional 104,796 shares of common stock and pay a finder’s fee of approximately $281,000 in cash.  The fair value of the warrants issued to the finders was approximately $170,000 as determined by the Black-Sholes option pricing model with the following assumptions: risk free interest rate of 2.90%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 82%; and an expected life of the of warrant of 5 years.  The fair value of the warrant was charged to additional paid in capital as a reduction of the offering proceeds.  The Company raised approximately $3.6 million from this private placement, and after payment of expenses, received net proceeds of approximately $3.2 million.

As part of the July 2005 financing, the Company entered into a Securities Purchase Agreement, whereby the Company agreed to register the shares of common stock with the Securities and Exchange Commission (“the Commission’) within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the Commission or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the Commission or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement, the Company is subject to a liquidating damage penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective.  The Company has met the requirements of the Securities Purchase Agreement by registering the shares of common stock with the Commission within the specified time frame specified by the agreement and has kept the registration continuously effective thereafter.

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

As part of the January 2004 financing, the Company entered into a Securities Purchase Agreement, whereby the Company agreed to register the shares of common stock and the common shares underlying the warrants with the Securities and Exchange Commission (“the Commission’) within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the Commission or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the Commission or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement, the Company is subject to a liquidating damage penalty equal to 2% of the aggregate purchase price paid for each month the registration statement is not effective.  The Company has registered the shares of common stock with the Commission and has kept the registration continuously effective thereafter.

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

During twelve month periods ended December 31, 2005 and 2004, the Company issued 90,481 and 38,640 shares of its common stock, respectively,  pursuant to stock-based compensation agreements with certain employees.  In accordance with Financial Accounting Standards Board Interpretation No. 44 — Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the Company will recognize stock-based compensation expense ratably over the vesting period of the restricted stock based on the intrinsic value of the award at the measurement date.  The intrinsic value of the award at the measurement date was $3.85 per share based on the closing price of the Company's Common Shares as reported by the American Stock Exchange.

Effective December 31, 2004, the Company rescinded a shareholder note receivable in the amount of $150,000.  The Company had held 25,000 shares of its common stock as collateral for this note.  As a result of this rescission, the Company has cancelled 25,000 of previously issued common shares.

Warrants

As of December 31, 2005, warrants to purchase 4,293,305 shares of common stock at prices ranging from $1.83 to $7.91 were outstanding. All warrants are exercisable as of December 31, 2005, and expire at various dates through May 2010.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2003	5,772,229	$6.62
Granted	647,768	$5.07
Expired / Canceled	(140,639)	$8.05
Exercised	(91,817)	$2.27
Balance at December 31, 2004	6,187,541	$6.62
Granted	635,765	$3.45
Expired / Canceled	(2,530,001)	$11.76
Exercised	(0)	$0
Balance at December 31, 2005	4,293,305	$2.94

The following table summarized information about warrants outstanding and exercisable at December 31, 2005:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$1.83	29,070	2.9	$1.83

$2.11	1,566,322	3.5	$2.11

$2.14	344,951	2.9	$2.14

$2.58	855,561	2.9	$2.58

$3.00	85,000	1.1	$3.00

$3.45	635,765	4.4	$3.45

$3.55	200,282	1.4	$3.55

$4.66	63,012	3.1	$4.66

$5.48	499,756	3.1	$5.48

$7.91	13,586	4.0	$7.91

	4,293,305

15.                               Stock Option Plans

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

On June 7, 2005, the shareholders approved the Amendment and Restatement of the 1999 Stock Award Plan. Key changes that were made to the plan in the amendment and restatement included:

•                                          We increased the share reserve of the amended and restated 1999 plan by 883,000 shares of our common stock. This number consists of an increase in the share reserve of 800,000 of our shares of common stock and 83,000 shares of our common stock that were reserved and available for grants under the 2001 Equity Incentive Plan, which we refer to as the 2001 plan. Prior to amendment, the 1999 plan had 350,000 shares reserved for issuance under the 1999 plan.

•                                          Any shares not issued in connection with awards outstanding under the 2001 plan or the 1994 Employee Stock Option Plan (which we refer to as the 1994 plan) on June 7, 2005, will become available for issuance under the amended and restated 1999 plan.

•                                          Any shares not issued in connection with awards granted under the 1999 plan, will become available for issuance under the amended and restated 1999 plan.

•                                          The amended and restated 1999 plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant.

•                                          The amended and restated 1999 plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought out for a payment in cash or our stock.

•                                          The amended and restated 1999 plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares.

•                                          The amended and restated 1999 plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

Stock Option Plans
As of December 31, 2005

	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
1994 Plan	77,090	-0-
Nonqualified Plan	9,479	-0-
1999 Plan	903,300	243,356
2001 Plan	484,224	-0-
Total	1,474,093	243,356

The following table summarizes employee stock option activity since December 31, 2003:

	Options	Weighted- Average Exercise Price

Balance at December 31, 2003	1,340,006	$4.44
Granted	396,750	$2.32
Expired/canceled	(727,134)	$5.60
Exercised	(115,263)	$2.11

Balance at December 31, 2004	894,359	$2.72
Granted	677,300	$2.59
Expired/canceled	(71,282)	$2.32
Exercised	(26,284)	$2.38

Balance at December 31, 2005	1,474,093	$2.68

At December 31, 2005, a total of 624,163 options were exercisable at a weighted average price of $2.87 per share. At December 31, 2004, a total of 575,686 options were exercisable at a weighted average price of $3.07 per share.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$1.97 - 2.15	141,918	5.15	$2.10	90,361	$2.08
$2.30 – 3.25	1,291,838	8.60	$2.70	493,582	$2.73
$5.28 – 11.00	40,337	4.25	$5.97	40,220	$6.41

Total	1,474,093			624,163

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2005 and 2004, was $2.59 and $2.32, respectively.

15.                               Employee Benefit Plan

During 1995, the Company adopted a defined contribution 401(k) retirement plan (the “Plan”). All employees aged 21 years and older become participants after completion of three months of employment. The Plan provides for annual contributions by the Company determined at the discretion of the Board of Directors. Participants may contribute up to 20% of their compensation.

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. The Company made contributions in 2005 of approximately $42,000 for the 2004 plan year, $55,000 for the 2005 plan year and has accrued a contribution of approximately $20,000 for the 2005 plan year.

16.                               Pension Plan

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

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plan; amounts recognized in the Company’s consolidated financial statements; and the assumptions used in determining the actuarial present value of the benefit obligations as of December 31:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$1,153,882	$708,105
Service cost	249	8,296
Interest cost	57,554	59,726
Actuarial gain (loss)	261,181	124,228
Effect of exchange rate changes	47,372	253,527
Effect of curtailment	—	—
Benefits paid	—	—
Benefit obligation at end of year	1,520,238	1,153,882

Change in plan assets
Fair value of plan assets at beginning of year	342,194	304,594
Actual return of plan assets	8,261	(104,215)
Company contributions	40,253	141,815
Benefits paid	—	—
Fair value of plan assets at end of year	390,708	342,194

Funded status	(1,129,530)	(811,688)
Unrecognized actuarial loss (gain)	502,488	—
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(502,488)	—
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(1,129,530)	$(811,688)

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:
Discount rate	4.15%	4.5%
Expected return on plan assets	4.5%	4.5%
Rate of compensation increase	N/A	N/A

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	9.90%	5.70%
Debt securities	85.20%	88.80%
Other	4.90%	5.50%
Total	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	200	8,296
Interest cost on projected benefit obligations	46,240	59,726
Expected return on plan assets	76	(23,943)
Amortization of prior service costs	—	—
Amortization of actuarial loss	—	—
Net periodic benefit costs	46,516	44,079

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	4.15%	4.5%
Expected return on plan assets	4.5%	4.5%
Rate of compensation increase	N/A	N/A

The following discloses information about our defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	1,520,238	1,153,882
Accumulated benefit obligation	1,520,238	1,153,882
Fair value of plan assets	390,707	342,193

The following benefit payments are expected to be paid as follows:

2006	—
2007	—
2008	—
2009	—
2010	—
2011 – 2015	22,561

The Company expects to make contributions to the plan of approximately $36,000 during 2006.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The expected long-term return on plan assets is between 4.0% to 4.5%. The measurement date used to determine the benefit information of the plan was January 1, 2006.

17.                               Exit Activities

In October 2002, The Company initiated a restructuring plan to enhance operational efficiency and reduce operating costs. The plan included a reduction in workforce and excess facilities. The Company terminated its operating lease for 4,275 square feet of office space used to house our Digital Photography operations and moved these operations to its San Diego, California facility. The Company recorded a liability for the remaining lease payments under the operating lease net of estimated sublease rents of $132,000 and accrued $6,000 in severance as of December 31, 2002.

In May 2003, the Company entered into an agreement to sublet this office space. Under the terms of the sublease, the Company will receive rents of $144,000 over the term of the sublease.

In December 2005, the Company initiated a restructuring plan to reduce operating costs, streamline and consolidate operations and reallocate resources. The plan included a reduction in workforce that will result in the termination of 4 employees and the closure of the Company’s foreign sales office located in Stuttgart, Germany.

Charges for the reduction in workforce include severance and other termination costs. As part of the restructuring, the Company will vacate is Germany office and record a charge related to the remaining liability under the associated lease. Cash payments for the remaining liability of approximately $131,000 as of December 31, 2005, for facility exit activities will be made over the remaining life of the lease ending September 2006. Cash payments to complete the workforce reduction of approximately $73,000 will be made through March 2006.

Exit activity expenses for all periods presented are shown as a component of general and administrative expenses in the Company’s Consolidated Statement of Operations.

The following table summarizes charges recorded and changes in the exit activities reserve during 2004 and 2005:

	2002	2005
	Restructuring	Restructuring	Total

Balances, December 31, 2003	73,000	—	73,000

Reductions to exit activity reserve:
Payments:
Lease obligation, net of sublease income	(37,000)	0	(37,000)

Balances, December 31, 2004	36,000	—	36,000

Reductions to exit activity reserve:
Payments:
Lease obligation, net of sublease income	(23,000)	—	(23,000)
Difference in estimated obligation	(13,000)	—	(13,000)

Additions to exit activity reserve
Charge to operations for 2005 restructuring	—	204,000	204,000

Balances, December 31, 2005	—	204,000	204,000

18.                               Subsequent Event

During 2005, the Company completed a limited, exclusive agreement with an unaffiliated company whereby the Company granted a perpetual license to utilize the Company’s patent (number 5,577,179, entitled  “Image Editing System”) within certain specified fields of use. As consideration for the license, the Company is to receive $500,000, $50,000 upon execution of the agreement and the remainder due by December 1, 2005. In addition, the Company is to receive 35% of all consideration the licensee receives the sublicense of the patent. In connection with this transaction, the Company has recorded $500,000 as revenue for the thee and nine months ended September 30, 2005.

In January 2006, the Company terminated the Limited Exclusive License Agreement and filed a lawsuit for breach of contract, including a prayer for relief in the amount of $450,000 in addition to any royalties due the Company from sale, use or sublicense of our patented technology.

In March 2006, the Company completed a secured debt financing in the aggregate amount of $1,550,000, with net proceeds to Company approximating $1,453,000.  The Company issued a series of secured promissory notes aggregating $1,550,000 which bear interest at 8% per annum, with interest compounded monthly and payable quarterly.  The principal balance becomes due in one year or earlier upon the occurrence of the following  contractually defined events: (i) payments received by the Company in connection with contracts with Grupo Inffinix and Argus Solutions or any affiliate thereof, or any extension, renewal or amendment of such contracts; or (ii) payments made against any new contract signed by the Company which contract amount is in excess of $1,500,000; or (iii) the receipt by the Company of proceeds from the sale of equity or equity-linked securities by the Company; or (iv) receipt of proceeds from the issuance by  the Company of any type of debt instruments, including lines of credit.  In addition, the Company may prepay the notes in whole or in part upon five days prior written notice.

As a condition to the loan, the Company entered into a security agreement whereby the Company granted a security interest in all of the Company’s goods and equipment, inventory, contract rights and general intangibles, accounts or other obligations owing to the Company, and cash deposit accounts and other investment property to secure payment of the note.

As a condition to the loan, the Company also issued warrants to purchase 387,500 shares of the Company’s common stock.  Such warrants have a 5-year terms and an exercise price $2.30 per share.  Common shares underlying the warrants have piggyback registration rights and cashless exercise after 12 months from closing date if there is no effective registration statement covering the underlying shares.