Form 10KSB/A
period 2005-12-31
IMAGEWARE SYSTEMS INC
filed 2006-05-01
CIK 941685

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits filed with the Small Business Issuer’s Registrant’s Registration Statement on Form SB-2 (333-93131), and Registration Statement on Form S-3 (333-64192).

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-KSB/A amends the Registrant’s Annual Report on Form 10-KSB, as filed by the Registrant on April 15, 2006, and is being filed solely to replace Part III, Item 9 through Item 12, and Item 14, previously intended to be incorporated by reference to the definitive proxy statement for our annual meeting.  The required certifications are included with this amendment under Exhibits 31 and 32, as disclosed in Item 13 of this amended report.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our Directors as of April 15, 2006:

Name	Age	Principal Occupation/Position Currently Held With the Company
Mr. S. James Miller, Jr.	52	Chief Executive Officer and Chairman of the Board of Directors
Mr. John Callan	59	Director
Mr. Patrick Downs	69	Director
Mr. John Holleran	79	Director
Mr. David Loesch	61	Director
Mr. Guy Steven Hamm	58	Director
Mr. David Carey	61	Director

S. James Miller, Jr. has served as the Company’s Chief Executive Officer of the Company since 1990 and Chairman of the Board since 1996. He also served as the Company’s President from 1990 until 2003. From 1980 to 1990, Mr. Miller was an executive with Oak Industries, Inc., a manufacturer of components for the telecommunications industry. While at Oak Industries, Mr. Miller served as a director and as Senior Vice President, General Counsel, Corporate Secretary and Chairman/President of Oak Industries’ Pacific Rim subsidiaries. Mr. Miller has a J.D. from the University of San Diego School of Law and a B.A. from the University of California, San Diego. Mr. Miller also serves as a member of the board of directors of Argus Solutions, a public company headquartered in Australia.

John Callan was elected to the board in September 2000. In 2006, Mr. Callan joined DHL Global Mail as Vice President - Domestic Product Management. From 2001 to 2006, Mr. Callan served as Principal of Ursa Major Associates, LLC, the logistics strategy consulting firm he co-founded. From 1997 to 2002, he was an independent business strategy consultant in the imaging and logistics fields. From 1995 to 1997, he served as Chief Operating Officer for Milestone Systems, a shipping systems software company, and from 1987 to 1995, served as Director of Entertainment Imaging at Polaroid Corporation.

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

David Loesch was elected to the board in September 2001 after 29 years of service as a Special Agent with the Federal Bureau of Investigations (FBI). At the time of his retirement from the FBI, Mr. Loesch was the Assistant Director in Charge of the Criminal Justice Information Services Division of the FBI. Mr. Loesch was awarded the Presidential Rank Award for Meritorious Executive in 1998 and has served on the board of directors of the Special Agents Mutual Benefit Association since 1996. He is also a member of the International Association of Chiefs of Police and the Society of Former Special Agents of the FBI, Inc. Mr. Loesch served in the United States Army as an Officer with the 101st Airborne Division in Vietnam. He holds a Bachelor’s degree from Canisius College and a Master’s degree in Criminal Justice from George Washington University. Mr. Loesch is currently a private consultant on public safety and criminal justice solutions.

Guy Steven Hamm was appointed to the board in October 28, 2004. Mr. Hamm is a retired PricewaterhouseCoopers (PwC) national partner-in-charge of middle market and was instrumental in growing the Audit Business Advisory Services (ABAS) Middle Market practice where he was responsible for $300 million in revenue and more than 100 partners. Mr. Hamm is also a member of the board of directors of Clarient, Inc.

David Carey was appointed to the board in February 2006.  Mr. Carey is a former Executive Director of the Central Intelligence Agency.  Since April 2005, Mr. Carey has served as Executive Director for Blackbird Technologies, which provides state-of-the-art IT security expertise, where he assists the company with business development and strategic planning. Prior to joining Blackbird Technologies, Mr. Carey was Vice President, Information Assurance for Oracle Corporation from September 2001 to April 2005. In addition, Mr. Carey worked for the CIA for 32 years until 2001. During his career at the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer, or No. 3 person in the agency, from 1997 to 2001. Before assuming that position, Mr. Carey was Director of the DCI Crime and Narcotics Center, the Director of the Office of Near Eastern and South Asian Analysis, and Deputy Director of the Office of Global Issues. Mr. Carey is a graduate of Cornell University and the University of Delaware.

The following table sets forth the names, ages and positions of the Company’s Executive Officers and certain significant employees as of April 15, 2006:

Name	Age	Principal Position Held With the Company
Mr. S. James Miller, Jr.	52	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	53	Sr. Vice President Administration, Chief Financial Officer, Secretary, Treasurer
Mr. Charles AuBuchon	62	Vice President Sales
Mr. William Willis	47	Executive Vice President Business Development
Mr. David Harding	36	Vice President and Chief Technical Officer

Wayne Wetherell has served as the Company’s Senior Vice President, Administration and Chief Financial Officer since May 2001 and additionally as Secretary Treasurer since October of 2005. From 1996 to May 2001, he served as Vice President of Finance and Chief Financial Officer. From 1991 to 1996, Mr. Wetherell was the Vice President and Chief Financial Officer of Bilstein Corporation of America, a manufacturer and distributor of automotive parts. Mr. Wetherell holds a B.S. degree in Management and a M.S. degree in Finance from San Diego State University.

Chuck AuBuchon has served as Vice President, Sales since May of 2004. From 2003 to 2004 he served as Director of North American Sales. From 2000 to 2003 was Vice President Sales & Marketing at Card Technology Corporation, a manufacturer of Card Personalization Systems, where he was responsible for distribution within the Americas, Asia Pacific, and EMEA (Europe, Middle East and Africa) regions. From 1992 to 2000 he served as held various sales management positions including Vice President Sales and Marketing for Gemplus and Datacard.

William Willis has served as Executive Vice President, Business Development since January, 2006. From 2003 to January 2006, he served as Senior Vice President of Technology and Business Development. From 2001 until July 2003, Mr. Willis served as the Chief Technology Officer for Iridian Technologies, a developer of authentication technologies based on iris recognition. From 2000 to 2001, Mr. Willis was the Chief Operating Officer of e-dn.com. From 1993 to 2000, Mr. Willis served as Chief Technology Officer and Vice President of Engineering of Access360 (formerly known as Enable Solutions).

David Harding has served as Vice President and Chief Technology Officer since January, 2006. Before joining ImageWare, Mr. Harding was the Chief Technology Officer at IC Solutions, Inc., where he was responsible for all technology departments including the development and management of software development, IT and quality assurance as well as their respective hardware, software and human resource budgets from 2001 to 2003.  He was the Chief Technology Officer at Thirsty.com from 1999 to 2000, the Chief Technology Officer at Fulcrum Point Technologies, Inc., from 1996 to 1999; and consultant to Access360, which is now part of IBM/Tivoli, from 1995 to 1996.

The Audit Committee of ImageWare’s Board of Directors is comprised of three directors and operates under a written charter approved by the Board of Directors. The members of the Audit Committee are G. Steve Hamm (Chairman), David Loesch and Jack Holleran. All members of the Company’s Audit Committee are independent (as independence is defined in Section 121(A) of the American Stock Exchange Listing Standards). Mr. Hamm is an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater that ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Each non-employee director of the Company receives a monthly retainer of $2,000 for serving on the Board. Board members who also serve on the Audit Committee receive additional compensation. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy. For the fiscal year ended December 31, 2005, the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was $142,500.

Non-employee directors of the Company are also eligible to receive stock option grants under the Amended and Restated 1999 Stock Award Plan (the “1999 Plan”) or the 2001 Equity Incentive Plan (the “2001 Plan”). Options granted under the 1999 Plan and the 2001 Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code.

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

During the last fiscal year, the Company granted 51,000 options under the 1999 Plan and 10,000 options under the 2001 Plan to non-employee directors of the Company. John Callan was granted 2,000 options at an exercise price per share of $2.74 under the 2001 Plan and 12,000 options at an exercise price per share of $2.36 under the 1999 Plan. The fair market value of such common stock on the date of grants was $2.74 and $2.36, respectively per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). Patrick Downs was granted 2,000 options at an exercise price per share of $2.74 under the 2001 Plan and 18,000 options at an exercise price per share of $2.36 under the 1999 Plan. The fair market value of such common stock on the date of grants was $2.74 and $2.36, respectively per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). John Holleran was granted 2,000 options at an exercise price per share of $2.74 under the 2001 Plan and 12,000 options at an exercise price per share of $2.36 under the 1999 Plan. The fair market value of such common stock on the date of grants was $2.74 and $2.36, respectively per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). David Loesch was granted 2,000 options at an exercise price per share of $2.74 under the 2001 Plan and 9,000 options at an exercise price per share of $2.36 under the 1999 Plan. The fair market value of such common stock on the date of grants was $2.74 and $2.36, respectively per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). G. Steve Hamm was granted 2,000 options at an exercise price per share of $2.74 under the 2001 Plan. The fair market value of such common stock on the date of grant was $2.74 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). As of April 15, 2006, no options had been exercised by non-employee directors under the Directors’ Plan, the 1999 Plan or the 2001 Plan.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table shows, for the fiscal years ended December 31, 2003, 2004 and 2005, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2005, and one additional individual who was no longer serving as an executive officer as of December 31, 2005 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP
	Fiscal	Salary	Bonus	Compensation	Award(s)	Options	payouts	All Other
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)	Compensation ($)
Mr. S. James Miller, Jr (4) Chairman of the Board andChief Executive Officer	2005 2004 2003	294,645 284,441 275,699	— — —	— — —	258,892 478,204	209,700 100,000 25,000		1,023 1,023 504	(1) (1) (1)

Mr. Wayne Wetherell (4) Senior Vice President Administration, Chief Financial Officer, Secretary, Treasurer	2005 2004 2003	173,800 168,043 164,947	— — —	— — —	124,136 309,082	112,600 10,000		879 705 705	(1) (1) (1)

Mr. William Willis(2) Executive Vice President Business Development	2005 2004 2003	200,000 200,000 98,837	— —	— —		60,000 50,000 67,500		504 501	(1) (1)

Mr. Charles AuBuchon (3) Vice President Sales	2005 2004 2003	150,933 127,637 41,065	— —	— —		90,000 40,000 10,000		504 242 20	(1) (1) (1)

Lori Rodriguez(5) Senior Vice President, Operations	2005 2004 2003	131,999 163,481 166,517	— — —	— — —		— — —		618 504 504	(1) (1) (1)

(1)           Amount represents payment for term life insurance premium.

(2)           Mr. Willis was first employed by the Company in July of 2003.

(3)           Mr. AuBuchon was first employed by the Company in August of 2003.

 (4)          Total shares awarded Messrs. Miller and Wetherell in 2005 were 109,700 and 52,600 respectively. These shares vest ratably on a quarterly basis over three years ending September 27, 2008. Total shares awarded Messrs. Miller and Wetherell in 2004 were 124,162 and 80,281 respectively. These shares vest ratably on a quarterly basis over three years ending March 31, 2007.

(5)           Ms. Rodriguez’s employment with the company ended in October of 2005.

Stock Option Grants and Exercises

The Company grants options to its executive officers and employees under its 2001 Plan, its Amended 1999 Stock Option Plan (the “1999 Plan”), and its 1994 Employee Stock Option Plan (the “1994 Plan”). As of April 15, 2005, options to purchase a total of 63,700 shares were outstanding and no options remained available for grant under the 1994 plan. Additionally, stock grants and options to purchase a total of 1,344,100 shares were outstanding and options to purchase 65,739 shares remained available for grant under the 1999 Plan. Lastly, stock grants and options to purchase a total of 517,836 shares were outstanding and options to purchase and none remained available for grant under the 2001 Plan.

The following tables show for the fiscal year ended December 31, 2005, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/SARs granted (#)	% of Total Options/SARs granted to employees in fiscal year (1)	Exercise Or Base Price ($/Sh)	Expiration Date
S. James Miller, Jr.	100,000	15.6%	2.62	8/16/2015
S. James Miller, Jr.	109,700	17.1%	2.36	9/27/2015
Wayne Wetherell	60,000	9.3%	2.62	8/16/2015
Wayne Wetherell	52,600	8.2%	2.36	9/27/2015
William Willis	60,000	9.3%	2.62	8/16/2015
Charles AuBuchon	60,000	9.3%	2.62	8/16/2015

(1)           Percentage calculated based upon a total of 642,800 options granted to employees of the company in 2005.

AGGREGATED OPTION/ SAR EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($ )	Number of Securities Underlying Unexercised Options at Fiscal Year-End(1) (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options(2) at Fiscal Year-End ($) Exercisable/Unexercisable
S. James Miller, Jr.			197,914/211,786	$0/$0
Wayne Wetherell			84,164/113,436	$0/$0
William Willis			67,625/169,875	$0/$0
Chuck AuBuchon			6,665/193,335	$0/$0
Lori Rodriguez			80,000/0	$0/$0

(1)           None of the Named Executive Officers exercised Options during 2005.

(2)           The “Value of Unexercised In-The-Money Options” is the aggregate, calculated on a grant by grant basis, of the product of the number of unexercised options at the end of fiscal year 2005, multiplied by the difference between the exercise price for the grant and the closing price of a share of common stock on the last day of the 2005 fiscal year ($1.96), excluding grants for which the exercise price is greater than the closing price of a share of common stock on that day. The actual value, if any, that will be realized upon the exercise of an option will depend upon the difference between the exercise price of the option and the market price of the common stock on the date that the option is exercised.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller will serve as President and Chief Executive officer. This agreement is for a three-year term ending September 30, 2008. This agreement provides for annual base compensation in the amount of $291,048, which amount will be increased based on cost-of-living increases. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination (i) a lump sum cash payment equal to twenty-four months; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or the thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement is for a three-year term ending September 30, 2008. This agreement provides for annual base salary in the amount of $174,100, which amount will be increased based on cost-of-living increases and may also be increased based on performance reviews. Under this agreement, we will reimburse Mr. Wetherell for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Wetherell will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination (i) a lump sum cash payment equal to twelve months; (ii) continuation of Mr. Wetherell’s fringe benefits and medical insurance for a period of three years; (iii) immediate vesting of 50% of Mr. Wetherell’s outstanding stock options and restricted stock awards. In the event that Mr. Wetherell’s employment is terminated within six months prior to or the thirteen months following a change of control (defined below), Mr. Wetherell is entitled to the severance benefits described above, except that 100% of Mr. Wetherell’s outstanding stock options and restricted stock awards will immediately vest.

On October 31, 2005, we entered into a Change of Control and Severance Benefits Agreement (the “Agreement”) with Mr. Charles AuBuchon, our Vice President of Sales.

The Agreement has a three year term, commencing on October 31, 2005. Subject to the conditions and other limitations set forth in the Agreement, Mr. AuBuchon will be entitled to the following severance benefits if we terminate his employment without cause (as defined in the Agreement) prior to the closing of any change of control transaction (as defined in the Agreement): (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of Mr. AuBuchon’s health insurance benefits until the earlier of six (6) months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage.

In the event that the Mr. Aubuchon’s employment is terminated within the twelve months following a change of control (as defined in the Agreement), he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable.

Mr. Aubuchon’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

“Change of control” is defined in each of the employment agreements as the occurrence of any of the following events:

the date on which any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) obtains “beneficial ownership” (as defined in Rule 13d-3 of the Exchange Act) or a pecuniary interest in fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities (“Voting Stock”);

(i)    the consummation of a merger, consolidation, reorganization, or similar transaction other than a transaction: (1) in which substantially all of the holders of the Company’s Voting Stock hold or receive directly or indirectly fifty percent (50%) or more of the voting stock of the resulting entity or a parent company thereof, in substantially the same proportions as their ownership of the Company immediately prior to the transaction; or (2) in which the holders of the Company’s capital stock immediately before such transaction will, immediately after such transaction, hold as a group on a fully diluted basis the ability to elect at least a majority of the directors of the surviving corporation (or a parent company);

(ii)   there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of the Company and its Subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of the Company and its Subsidiaries to an entity, fifty percent (50%) or more of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or

(iii)  individuals who, on the date this Plan is adopted by the Board, are Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Directors; provided, however, that if the appointment or election (or nomination for election) of any new Director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of this Plan, be considered as a member of the Incumbent Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 15, 2006 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
S. James Miller, Jr.(2)	378,076	2.8%
John Callan(3)	43,703	*
Patrick Downs(4)	54,080	*
G. Steve Hamm (5)	5,772	*
John Holleran(6)	12,091	*
David Loesch(7)	20,668	*
Wayne Wetherell(8)	148,213	1.1%
William Willis (9)	73,250	*
Charles AuBuchon (10)	27,498	*
Gruber & McBaine Capital Management LLC 50 Osgood Place San Francisco, CA(11)	2,129,525	15.2%
Total Shares Held By Directors And Executive Officers	763,300	5.5%

*              Less than one percent.

(1)           This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 13,547,662 shares of common stock outstanding on April 15, 2006, calculated on an as-converted basis and adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each listed shareholder is c/o ImageWare Systems, Inc. 10883 Thornmint Road, San Diego, CA 92127.

(2)           Mr. Miller serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Includes 178,076 shares held jointly with spouse and by sons and 200,000 options exercisable within 60 days of the date reported.

(3)           Includes 13,703 options exercisable within 60 days of the date reported.

(4)           Includes 11,429 options exercisable within 60 days of the date reported.

(5)           Includes 5,722 shares exercisable within 60 days of the date reported.

(6)           Includes 11,429 shares exercisable within 60 days of the date reported.

(7)           Includes 16,168 shares exercisable within 60 days of the date reported.

(8)           Includes 85,000 shares exercisable within 60 days of the date reported.

 (9)          Includes 73,250 shares exercisable within 60 days of the date reported.

(10)         Includes 7,498 shares exercisable within 60 days of the date reported.

(11)         Includes 425,013 shares issuable upon the exercise of warrants.

Equity Compensation Plan Information is incorporated by reference to Item 5 of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.   Exhibits

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  Principal Accountant Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2005 and 2004 by Stonefield Josephson, Inc., the Company’s principal accountant for the fiscal years ended December 31, 2005 and 2004:

	Fiscal Year Ended (in thousands)
	2005	2004
Audit Fees	$84,526	$49,207

Audit-Related Fees	54,922	43,275

Tax Fees	—	3,415

All Other Fees	—	—

Total Fees	$139,897	$95,897

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

IMAGEWARE SYSTEMS, INC.

April 30, 2006	By:	/s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer