Form 10-Q
period 2006-03-31
IMAGEWARE SYSTEMS INC
filed 2006-05-22
CIK 941685

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined  in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

The number of shares of Common Stock, with $0.01 par value, outstanding on May 12, 2006 was 13,547,662.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,298	$741
Accounts receivable, net	1,765	1,340
Inventory	192	208
Other current assets	332	219
Total Current Assets	3,587	2,508

Property and equipment, net	428	424
Other assets	762	738
Intangible assets, net of accumulated amortization	153	218
Goodwill	3,416	3,416
Total Assets	$8,346	$7,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$994	$690
Deferred revenue	1,372	1,084
Accrued expenses	1,053	1,035
Notes payable to third parties, net of discount	1,149	—
Total Current Liabilities	4,568	2,809

Pension obligation	1,152	1,130
Total Liabilities	5,720	3,939

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 4,000,000 shares Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 249,400 shares outstanding at March 31, 2006 and December 31, 2005, liquidation preference $623,500 at March 31, 2006 and December 31, 2005	2	2
Common stock, $.01 par value, 50,000,000 shares authorized, 13,554,366 shares issued and 13,547,662 shares outstanding at March 31, 2006 and December 31, 2005, respectively	134	134
Additional paid in capital	68,305	67,650
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	(82)	(35)
Accumulated deficit	(65,669)	(64,322)
Total shareholders’ equity	2,626	3,365

Total Liabilities and Shareholders’ Equity	$8,346	$7,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(UNAUDITED)

	THREE MONTHS ENDED March 31,
	2006	2005

Revenues:
Product	$2,298	$2,315
Maintenance	511	495
	2,809	2,810
Cost of revenues:
Product	527	845
Maintenance	281	268
Gross profit	2,001	1,697

Operating expenses:
General & administrative	1,238	1,083
Sales and marketing	1,093	941
Research & development	934	691
Depreciation and amortization	125	159
	3,390	2,874

Loss from operations	(1,389)	(1,177)

Interest (income) expense, net	26	(6)

Other income, net	(69)	(44)

Loss from continuing operations before income taxes	(1,346)	(1,127)

Income tax expense (benefit)	—	—

Loss from continuing operations	(1,346)	(1,127)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Imaging Asia Pacific Component (including gain on disposal of $233 in 2005)	—	223
Income tax benefit (expense)	—	—
Gain (loss) on discontinued operations	—	223

Net loss	$(1,346)	$(904)
Basic and diluted (loss) per common share - see note 2
Loss from continuing operations	$(0.10)	$(0.10)
Discontinued operations	$—	0.02
Net loss per common share	$(0.10)	$(0.08)
Weighted-average shares (basic and diluted)	13,547,662	12,036,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities
Net loss	$(1,346)	$(904)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	125	161
Gain on sale of subsidiary	—	(233)
Non cash interest and amortization of debt discount and debt issuance costs	25	—
Stock-based compensation	338	70
Change in assets and liabilities
Accounts receivable, net	(425)	(173)
Inventory	16	14
Other current assets	(24)	(43)
Intangible and other assets	(24)	21
Accounts payable	304	(223)
Accrued expenses	(83)	(317)
Deferred revenue	289	22
Contract costs	—	(416)
Pension obligation	21	(12)
Total adjustments	562	(1,129)
Net cash used by operating activities	(784)	(2,033)

Cash flows from investing activities
Purchase of property and equipment	(64)	(109)
Proceeds from sale of subsidiary net of cash sold and direct transaction costs	—	1,209
Net cash provided (used) by investing activities	(64)	1,100

Cash flows from financing activities
Repayment of notes payable	—	(9)
Proceeds from issuance of notes payable with warrants	1,550	—
Proceeds from exercised stock options	—	37
Debt issuance costs	(98)	—

Net cash provided by financing activities	1,452	28
Effect of exchange rate changes on cash	(47)	(79)
Net increase (decrease) in cash	557	(984)

Cash at beginning of period	741	2,912

Cash at end of period	$1,298	$1,928
Supplemental disclosure of cash flow information:
Summary of non-cash investing and financing activities:
Exchange of common shares for marketable equity securities	$—	$231

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005

Net loss	$(1,346)	$(904)
Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	(47)	(79)

Comprehensive loss	$(1,393)	$(1,035)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2006

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (the “Company”), formerly known as ImageWare Software, Inc., utilizes identity management technology to provide stand alone, networked and web-based software solutions for secure credentials, biometrics, law enforcement and professional photography.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 17, 2006. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2006, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

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

Recently Issued Accounting Standards

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (SFAS 156). SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement. This accounting standard will be effective for the Company beginning January 1, 2007. SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2. STOCK BASED COMPENSATION

At March 31, 2006, the Company had three stock-based compensation plans for employees and nonemployee directors which authorize the granting of various equity-based incentives including stock options and restricted stock.

Prior to January 1, 2006, the Company accounted for the measurement and recognition of stock-based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation (SFAS 123). As a result, employee stock option based compensation was included as a pro forma disclosure in the Notes to the Company’s financial statements for prior year periods.

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation for the first fiscal quarter of 2005 was as follows:

Three Months Ended March 31,
(In thousands, except per share data)	2005

Net Loss:
As reported	$(904)
Stock-based compensation included in net loss	70
Stock based employee compensation under fair value based method	(131)
Pro forma net loss	$(965)

Basic loss per common share:
As reported	$(0.08)
Pro forma	$(0.09)

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS 123(R)) using the modified prospective transition method. SFAS 123(R) requires companies to measure and recognized the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For share option instruments issued subsequent to the adoption of SFAS 123(R), compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period. For equity options issued prior to the adoption of SFAS 123(R), compensation cost is recognized using a graded vesting attribution method. In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. Prior periods are not restated under this transition method. Options previously awarded and classified as equity instruments continue to maintain their equity classification under SFAS 123(R).

The effect of recording stock-based compensation for the first quarter of fiscal 2006 was as follows:

Three Months Ended March 31,
(In thousands, except per share data)	2006
Stock-based compensation expense by type of award:
Employee stock options	$236
Restricted stock grants	102
Total employee stock based compensation	338
Tax effect on stock-based compensation	—
Tax effect on net income	—
Stock-based compensation include in net loss	$338

Effect on loss per common share:
Basic	$0.03
Diluted	$0.03

Prior to adopting SFAS No. 123(R), the Company presented all excess tax benefits, it any, resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the three months ended March 31, 2006 because the Company is currently providing a full valuation on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the three months ended March 31, 2006, the Company has elected to use the Black-Sholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Sholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Sholes computations range from 83.5% to 98.5%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method range from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Sholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends in the foreseeable future.

A summary of the activity under the Company’s stock option plans for the three months ended March 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Balance at December 31, 2005	1,474,093	$2.68	8.31
Granted	314,000	$1.92	9.84
Forfeited	(138,629)	$3.28	5.04
Exercised	—	$—	—

Balance at March 31, 2006	1,649,464	$2.77	8.49

Options exercisable at March 31, 2006 totaled 540,901 at a weighted-average price of $2.75, with a remaining weighted average contractual term of approximately 7.2 years.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $1.40.

The following table sets forth a summary of the status and changes of the Company’s unvested shares related to its stock option plans as of and during the three months ended March 31, 2006:

	Options	Weighted- Average Grant Date Fair Value Per Share

Balance at December 31, 2005	849,930	$1.83
Granted	314,000	$1.40
Vested	(30,367)	$1.97
Forfeited	(25,000)	$1.92

Balance at March 31, 2006	1,108,563	$1.72

At March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $937,000, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.

NOTE 3. NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended March 31, 2006 and 2005, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at March 31, 2006	Number of Common Shares Convertible into at March 31, 2005

Convertible preferred stock	47,280	47,280
Stock options	1,352,175	914,483
Warrants	4,469,578	5,824,863

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2006 and 2005 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Numerator – loss from continuing operations:
Net loss from continuing operations	$(1,346)	$(1,127)
Less Series B preferred dividends	(13)	(13)
Net loss from continuing operations available to common shareholders	$(1,359)	$(1,140)

Numerator – gain from discontinued operations
Net gain from discontinued operations	—	223
.
Denominator
Weighted-average shares outstanding	13,547,662	12,036,104

Basic and diluted loss per share:
Continuing operations	$(0.10)	$(0.09)
Discontinued operations	—	0.02
Net loss per share	(0.10)	(0.07)

NOTE 4. SEGMENT INFORMATION

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

There are no inter-segment transactions.

The table below summarizes information about reportable segments for the three months ended March 31, 2006 and 2005:

	THREE MONTHS ENDED March 31,
	2006	2005
	(in thousands)
Net Revenue:
Law Enforcement	$1,090	$919
Identification	1,675	1,799
Digital Photography	44	92
Total consolidated net sales	$2,809	$2,810

Operating profit (loss):
Law Enforcement	$(469)	$(744)
Identification	(822)	(240)
Digital Photography	(98)	(193)

Other unallocated amounts:
Interest expense (income)	26	(6)
Other income	(69)	(44)

Income (loss) from continuing operations before taxes	$(1,346)	$(1,127)

March 31, 2006
(in thousands)
Total Assets by Segment:

Law Enforcement	$605
Identification	5,987
Digital Photography	60
Total assets for reportable segments	6,652
Corporate	1,694
Total consolidated assets	$8,346

NOTE 5. NOTES PAYABLE

In March 2006, the Company completed a secured debt financing in the aggregate amount of $1,550,000, with net proceeds to Company approximating $1,452,000. The Company issued a series of secured promissory notes aggregating $1,550,000 which bear interest at 8% per annum, with interest compounded monthly and payable quarterly. The principal balance becomes due in one year or earlier upon the occurrence of the following  contractually defined events: (i) payments received by the Company in connection with contracts with Grupo Inffinix and Argus Solutions or any affiliate thereof, or any extension, renewal or amendment of such contracts; or (ii) payments made against any new contract signed by the Company which contract amount is in excess of $1,500,000; or (iii) the receipt by the Company of proceeds from the sale of equity or equity-linked securities by the Company; or (iv) receipt of proceeds from the issuance by  the Company of any type of debt instruments, including lines of credit. In addition, the Company may prepay the notes in whole or in part upon five days prior written notice.

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

The Company recorded the secured debt financing net of a discount equal to the fair value allocated to the warrants using the relative fair value method of approximately $419,000. The Company estimated the fair value of the warrants using the Black-Sholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 4.52%, a dividend yield of 0%, and volatility of 82%.  During the three months ended March 31, 2006, the Company recorded approximately $18,000 in debt discount amortization which is included as a component of net interest expense in the Company’s Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” beginning on page 22 and elsewhere in this Quarterly Report.

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

OVERVIEW

ImageWare Systems, Inc. utilizes its identity management technology to develop software used to create booking and investigative software, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records. The following management’s discussion and analysis is based primarily upon our Law Enforcement, Identification and Digital Photography products.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgement and estimates on the part of management in its application. Although we believe that our judgements and estimates are appropriate and correct, actual results may differ from those estimates.

The following are our critical accounting policies because we believe they are both important to the portrayal of our financial condition and results of operations and require critical management judgements and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

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

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was approximately $1,765,000, net of allowance for doubtful accounts of approximately $475,000 as of March 31, 2006.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,569,000 as of March 31, 2006.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year. Completion of our initial impairment test indicated there was no goodwill impairment. We also performed our annual impairment review as of December 31, 2004 and 2005, based upon our 2005 and 2006 operating plans, respectively. This annual impairment review indicated there was goodwill impairment in our Digital Photography segment as of December 31, 2005, and accordingly, we have recorded an impairment loss in the 2005 Consolidated Statement of Operations. Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Our reporting units are Law Enforcement, Identification and Digital Photography. We determined that as of  March 31, 2006 there were no indicators of potential impairment. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that goodwill impairment will not occur in the future.

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. In 2005, we recorded an impairment charge of approximately $253,000 related to our intangible asset for certain trademark and tradenames carried in our Identification segment. This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows. The impairment loss is recorded as a component of “Operating expenses” in the Statement of Operations for 2005. We determined that as of  March 31, 2006 there were no indicators of potential impairment. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that intangible asset impairment will not occur in the future.

Stock-Based Compensation

Upon adoptions of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our first quarter 2006 financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

	THREE MONTHS ENDED MARCH 31,
Net Product Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$612	$328	$284	87%
Percentage of total net product revenue	27%	14%
Identification	$1,642	$1,905	$(263)	(14)%
Percentage of total net product revenue	71%	82%
Digital Photography	$44	$82	$(38)	(46)%
Percentage of total net product revenue	2%	4%
Total net product revenues	$2,298	$2,315	$(17)	(1)%

The increase in our Law Enforcement revenues is due to the deployment of our Crime Capture System to law enforcement agencies. We believe that continued incidents of terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases. We anticipate that these factors will increase the overall demand for our law enforcement products and software; however, we cannot predict the timing of the shift in demand.

Domestically, Identification revenues decreased approximately $280,000 or 16% for the three months ended March 31, 2006 as compared to the corresponding period in 2005. This decrease in domestic revenue is reflective of a decrease in project-oriented work. Internationally, our Identification revenues increased approximately $17,000. We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors. We anticipate that these factors will increase overall demand for our identification products; however, we cannot predict the timing of the shift in demand.

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

The decrease in Digital Photography product revenues is due to lower sales of boxed software during the three months ended March 31, 2006 as compared to the comparable period of 2005.

Our backlog of product orders as of March 31, 2006 was approximately $1,177,000. At March 31, 2006, we also had maintenance and support backlog of approximately $1,164,000 under existing maintenance agreements. Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any. Historically, we have experienced a very minimal risk of order cancellation. Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED MARCH 31,
Maintenance Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$478	$478	$—	0%
Percentage of total net maintenance revenue	94%	96%
Identification	$33	$5	$28	556%
Percentage of total net maintenance revenue	6%	1%
Digital Photography	$—	$12	$(12)	(100)%
Percentage of total net maintenance revenue	0%	3%
Total net maintenance revenues	$511	$495	$16	3%

The increase in Identification maintenance revenues is due to software maintenance on domestic identification projects.

The decrease in Digital Photography maintenance revenues as compared to the corresponding period in 2005 is reflective of the expiration of certain software maintenance on custom contract programming projects.

	THREE MONTHS ENDED MARCH 31,
Cost of Product Revenues:	2006	2005	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$263	$193	$70	37%
Percentage of Law Enforcement product revenue	43%	59%
Identification	$262	$650	$(388)	(60)%
Percentage of Identification product revenue	16%	34%
Digital Photography	$2	$2	$0	0%
Percentage of Digital Photography product revenue	4%	3%
Total net product revenues	$527	$845	$(318)	(38)%
Percentage of total product revenues	23%	37%

Overall cost of product revenues as a percentage of product revenues decreased primarily due to higher sales of software only solutions in the three months ended March 31, 2006 than the comparable period in 2005 which had higher sales of hardware and consumables (which have higher costs than software only solutions). This change in product resulted in  lower cost of sales as a percentage of product revenues.

The cost of product revenues for our Law Enforcement segment decreased as a percentage of product revenues due primarily to product mix with a higher percentage of software sales for the three months ended March 31, 2006 as compared to the corresponding period in 2005. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

The cost of product revenues for our Identification segment decreased as a percentage of product revenues due primarily to product mix with a higher percentage of software sales for the three months ended March 31, 2006 as compared to the corresponding period in 2005. The dollar decrease in the cost of product revenues related to our Identification segment is reflective of a higher percentage of the sale of software only solutions than the comparable period in 2005. The percentage decrease in Identification cost of revenues as a percentage of Identification revenues from 34% for the three months ended March  31, 2005 to 16% for the corresponding period in 2006 is reflective primarily of higher domestic identification revenues from project-oriented work which included higher percentages of software than the comparable three months ended March 31, 2005. Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

	THREE MONTHS ENDED MARCH 31,
Maintenance cost of revenues	2006	2005	$ Change	% Change

Maintenance cost of revenues:
Law Enforcement	$266	$252	$14	6%
Percentage of Law Enforcement maintenance revenue	56%	53%
Identification	$15	$16	$(1)	(9)%
Percentage of Identification maintenance revenue	45%	339%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%	—	N/A
Total net maintenance revenues	$281	$268	$13	5%
Percentage of total maintenance revenues	55%	54%

The dollar increase in costs of maintenance revenues is reflective of higher costs necessary to service our expanding installed base.

	THREE MONTHS ENDED MARCH 31,
Product gross profit (dollars in thousands)	2006	2005	$ Change	% Change

Product gross profit
Law Enforcement	$348	$135	$213	158%
Percentage of Law Enforcement product revenue	57%	41%
Identification	$1,380	$1,255	$125	10%
Percentage of Identification product revenue	84%	66%
Digital Photography	$43	$79	$(37)	(47)%
Percentage of Digital Photography product revenue	96%	97%
Total net product revenues	$1,771	$1,470	$301	21%
Percentage of total product revenues	77%	63%

Total product gross profit as a percentage of product revenues increased despite lower overall product sales due to a higher percentage of total revenues coming from the sales of software only solutions which have lower costs than sales of hardware and consumables.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue increased due primarily to our product mix containing higher percentages of software (which have lower costs than hardware and consumable sales) than the comparable period in 2005. Also contributing to this increase is a larger revenue base available to absorb fixed product costs. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased due primarily to our product mix containing higher percentages of software only solutions (which have lower costs than sales of hardware and consumables) than the comparable period in 2005. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

The decrease of $37,000 in gross profit from the Digital Photography product segment is reflective of our lower sales of boxed product in the three months ended March 31, 2006, as compared to the corresponding period in 2005.

	THREE MONTHS ENDED MARCH 31,
Maintenance gross profit	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$212	$226	$(14)	(6)%
Percentage of Law Enforcement maintenance revenue	44%	47%
Identification	$18	$(11)	$29	(265)%
Percentage of Identification maintenance revenue	55%	(220)%
Digital Photography	$0	$12	$(12)	(100)%
Percentage of Digital Photography maintenance revenue	N/A	100%
Total net maintenance revenues	$230	$227	$3	1%
Percentage of total maintenance revenues	45%	46%

Gross margins related to maintenance revenues increased slightly due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	THREE MONTHS ENDED MARCH 31,
Operating expenses	2006	2005	$ Change	% Change
(dollars in thousands)

General & administrative	$1,238	$1,083	$155	14%
Percentage of total net revenue	44%	39%
Sales and marketing	$1,093	$941	$152	16%
Percentage of total net revenue	39%	33%
Research & development	$934	$691	$243	35%
Percentage of total net revenue	33%	25%
Depreciation and amortization	$125	$159	$(34)	(22)%
Percentage of total net revenue	4%	6%

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. The increase in such expenses, as a percentage of total net revenues, is reflective of approximately $115,000 of stock –based compensation expense recorded in 2006 pursuant to the implementation of  SFAS 123(R). We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. The increase in such expenses, as a percentage of total net revenues, is reflective of higher headcount. We anticipate that the level of expenses for sales and marketing will continue through 2006 as we pursue large project solution opportunities.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased for the three months ended March 31, 2006 as compared to the comparable period in 2005 due primarily to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST (INCOME) EXPENSE, NET. For the three months ended March  31, 2006, we recognized interest income of $4,000 and interest expense of $31,000. For the three months ended March 31, 2005, we recognized interest income of $7,000 and interest expense of $1,000. The increase in interest expense for the three months ended March 31, 2006 was primarily due to interest expense incurred on our secured debt financing consummated in March 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had total current assets of $3,587,000 and total current liabilities of $4,568,000, or negative working capital of $981,000. At March 31, 2006, we had available cash of $1,298,000 and $106,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $784,000 for the three month period ended March 31, 2006 as compared to $2,033,000 for the corresponding period in 2005. We used cash to fund net losses of $858,000, excluding non-cash expenses (depreciation, amortization and stock-based compensation) of $488,000, for the three months ended March 31, 2006. We used cash to fund net losses of $906,000, excluding non-cash expenses (depreciation, amortization, and stock-based compensation) of $231,000 for the corresponding period in 2005 offset by non-operating income (gain on sale of subsidiary) of $233,000. For the three months ended March 31, 2006, we used cash of $458,000 to fund increases in current assets and generated cash of $532,000 through increases in current liabilities and deferred revenues, excluding debt. In the first three months of 2005, we used cash of $180,000 to fund increases in current assets and used cash of $947,000 for reductions in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $64,000 for the three months ended March 31, 2006. Net cash provided by investing activities for the three months ended March 31, 2005 was $1,100,000. For the three months ended March 31, 2006, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $64,000. The level of equipment purchases resulted primarily from the replacement of older equipment. For the three months ended March 31, 2005, we generated cash of $1,300,000 from the sale of our wholly-owned Singapore subsidiary, Digital imaging Asia Pacific, offset by cash sold and direct transaction costs of $91,000. For the three months ended March 31, 2005, we used cash of $109,000 to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvement.

Net cash provided by financing activities was $1,452,000 for the three month period ended March  31, 2006 as compared to $28,000 for the corresponding period in 2005. For the three months ended March 31, 2006, we generated cash of $1,550,000 from the issuance of secured notes payable and incurred debt issuance costs of 98,000. For the three months ended March 31, 2005, we generated cash of $37,000 from the exercise of stock options. For the three month period ended March 31, 2005, we used cash of $9,000 for the repayment of notes payable.

We conduct operations in leased facilities under operating leases expiring at various dates through 2006. In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the amount of $106,000. The letter of credit expires on December 26, 2008. We also have secured notes payable due during the next twelve months in the approximate amount of $1,550,000.

The report of the Company’s independent accountants included with our Annual Report as filed with the Commission on April 17, 2006, contained an explanatory paragraph regarding our ability to continue as a going concern. The Company is seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures. If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute cost reduction measures. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity-related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us. In addition, our ability to raise additional capital may be dependent upon our common stock being quoted on the American Stock Exchange. There can be no assurance that the Company will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing ImageWare Systems Inc. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

WE CURRENTLY HAVE LIMITED CASH RESOURCES AND WE WILL REQUIRE ADDITIONAL FUNDING TO FINANCE OUR WORKING CAPITAL REQUIREMENTS DURING THE NEXT TWELVE MONTHS.

We currently have limited cash resources and we will require financing to fund our anticipated working capital requirements during the next twelve months. We anticipate that our existing resources will not be sufficient to enable us to maintain our current and planned operations for the next twelve months. If we are not able to generate positive cash flows from operations in the near future, we will be required to seek additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity to raise additional funds, our existing shareholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding Common Stock. Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. In addition, our ability to raise additional capital may be dependent upon the Company’s Common Stock being listed on the American Stock Exchange (“Amex”). We cannot guarantee that the Company will be able to satisfy the criteria for continued listing on AMEX.

WE HAVE HAD NET LOSSES IN OUR FIVE MOST RECENT FISCAL YEARS AND CURRENTLY HAVE STOCKHOLDER’S EQUITY OF LESS THAN $6,000,000, AND AS A RESULT, AMEX MAY CONSIDER SUSPENDING OR DELISTING OUR SECURITIES FROM THE EXCHANGE.

The Amex Company Guide provides that Amex will normally consider suspending dealings in, or removing from the list, securities of a company which sustains net losses in its five most recent fiscal years and has  stockholders’ equity of less than $6,000,000, unless the company has total market capitalization of at least $50,000,000, or total assets and revenue of $50,000,000. We have sustained net losses during our five most recent fiscal years, and as of the year ended December 31, 2005, our stockholders’ equity dropped to $3,365,602, from $8,266,219 for the year ended December 31, 2004. We do not meet the alternative minimum market capitalization or total asset and revenue requirements. As a result, we may be considered for suspension or delisting from Amex. We have not received any notice from Amex that it is considering any such action.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $65.7 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of March 31, 2006, we had an accumulated deficit of $65.7 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock. As of March 31, 2006, the Company had cumulative undeclared dividends of approximately $22,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The Company recorded the secured debt financing net of a discount equal to the fair value allocated to the warrants using the relative fair value method of approximately $419,000.

Net proceeds will be utilized for working capital purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries operating expense, primarily in Canada and Germany, denominated in the respective local currency. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates should not have a material effect on our future operating results or cash flows; however, a long term change in foreign currency rates would likely result in increased technical support and engineering expenses. The vast majority of our sales are transacted in U. S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a - 15(e) and 15d-15(e) are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

4.1	Form of Warrant
10.1	Form of Secured Promissory Notes
10.2	Security Agreement(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Incorporated by reference to our Form 8-K filed with the Commission on March 23, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: May 22, 2006	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)