Form 10-Q
period 2006-06-30
IMAGEWARE SYSTEMS INC
filed 2006-08-14
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from         to

Commission file number 001-15757

IMAGEWARE SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0224167
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

10883 Thornmint Road
San Diego, CA 92127
(Address of Principal Executive Offices)

(858) 673-8600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes ☐  No ☒

The number of shares of Common Stock, with $0.01 par value, outstanding on August 11, 2006 was 13,601,950.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$480	$741
Accounts receivable, net of allowance for doubtful accounts of $477 and $478 at June 30, 2006 and December 31, 2005, respectively	2,235	1,340
Inventory	162	208
Other current assets	278	219
Total Current Assets	3,155	2,508

Property and equipment, net	383	424
Other assets	768	738
Intangible assets, net of accumulated amortization	149	218
Goodwill	3,416	3,416
Total Assets	$7,871	$7,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,537	$690
Deferred revenue	1,436	1,084
Accrued expenses	922	1,035
Notes payable to third parties, net of discount	1,138	—
Total Current Liabilities	5,033	2,809

Pension obligation	1,192	1,130
Total Liabilities	6,225	3,939

Shareholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized; 750,000 shares designated as Series B convertible redeemable preferred stock, 389,400 shares issued, and 249,400 shares outstanding at June 30, 2006 and December 31, 2005, liquidation preference $623,500 at June 30, 2006 and December 31, 2005	2	2
Common stock, $.01 par value, 50,000,000 shares authorized; 13,608,654 and 13,554,366 shares issued at June 30, 2006 and December 31, 2005, respectively, and 13,601,950 and 13,547,662 shares outstanding at June 30, 2006 and December 31, 2005, respectively	135	134
Additional paid in capital	68,741	67,650
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	(146)	(35)
Accumulated deficit	(67,022)	(64,322)
Total Shareholders’ equity	1,646	3,365

Total Liabilities and Shareholders’ Equity	$7,871	$7,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenues:
Product	$2,343	$1,448	$4,641	$3,763
Maintenance	556	527	1,067	1,022
	2,899	1,975	5,708	4,785
Cost of revenues:
Product	667	610	1,194	1,455
Maintenance	224	227	505	495
Gross profit	2,008	1,138	4,009	2,835

Operating expenses:
General & administrative	1,172	1,279	2,410	2,362
Sales and marketing	1,012	823	2,105	1,764
Research & development	965	796	1,899	1,487
Depreciation and amortization	64	154	189	313
	3,213	3,052	6,603	5,926
Loss from operations	(1,205)	(1,914)	(2,594)	(3,091)

Interest expense (income), net	157	(5)	184	(11)

Other income, net	(37)	(5)	(106)	(49)
Loss from continuing operations before income taxes	(1,325)	(1,904)	(2,672)	(3,031)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,325)	(1,904)	(2,672)	(3,031)

Discontinued operations:
Gain from operations of discontinued Digital Imaging Asia Component (including gain on disposal of $233 in 2005)	—	—	—	223
Income tax benefit (expense)	—	—	—	—
Gain on discontinued operations	—	—	—	223

Net loss	$(1,325)	$(1,904)	$(2,672)	$(2,808)

Basic and diluted loss per common share - see note 3	$(0.10)	$(0.16)	$(0.20)	$(0.23)
Weighted-average shares (basic and diluted)	13,571,525	12,109,723	13,559,659	12,071,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(2,672)	$(2,808)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	189	315
Gain on sale of subsidiary	—	(233)
Non cash interest and amortization of debt discount and debt issuance costs	155	—
Stock based compensation	667	139
Provision for losses on accounts receivable	14	—
Change in assets and liabilities
Accounts receivable, net	(909)	670
Inventory	46	(126)
Other current assets	5	(82)
Intangible and other assets	(58)	47
Accounts payable	844	(356)
Accrued expenses	(107)	(367)
Deferred revenue	353	(228)
Contract costs	—	(424)
Pension obligation	62	(37)
Total adjustments	1,261	(682)
Net cash used in operating activities	(1,411)	(3,490)

Cash flows from investing activities
Purchase of property and equipment	(79)	(153)
Proceeds from sale of subsidiary net of cash sold and direct transaction costs	—	1,209
Net cash provided by (used in) investing activities	(79)	1,056

Cash flows from financing activities
Repayment of notes payable	(115)	(17)
Proceeds from issuance of notes payable with warrants	1,550	—
Debt issuance costs	(98)	—
Proceeds from exercised stock options	—	56
Dividends paid	(26)	(26)

Net cash provided by financing activities	1,311	13
Effect of exchange rate changes on cash	(82)	(126)
Net decrease in cash	(261)	(2,547)

Cash at beginning of period	741	2,912

Cash at end of period	$480	$365

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$—
Summary of non-cash investing and financing activities:
Exchange of common shares for marketable equity securities	$—	$231

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Net loss	$(1,325)	$(1,904)	$(2,672)	$(2,808)
Other comprehensive income (loss):
Unrealized loss on securities:
Unrealized holding losses arising during the period	(28)	(76)	(28)	(128)

Foreign currency translation adjustment	(35)	(47)	(82)	207
Comprehensive loss	$(1,388)	$(2,027)	$(2,782)	$(2,729)

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 17, 2006, as amended on May 1, 2006. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2006, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has continuing losses and negative cash flows from operations. These matters raise doubt about the Company’s ability to continue as a going concern.

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

As a result of the Company’s continuing losses and negative cash flows from operations, the Company currently does not meet certain listing standards of the American Stock Exchange (AMEX) Company Guide.  As a result, the Company may be considered for suspension or delisting from AMEX. During May 2006, the Company received notification from AMEX that the Company was not in compliance with certain sections of the AMEX Company Guide.  To maintain an AMEX listing, the Company was required to submit a plan to AMEX which demonstrates the Company’s ability to regain compliance with the continued listing standards within a maximum of 18 months.  The Company submitted its plan to AMEX during June 2006.  The Listing Qualifications Department of AMEX will evaluate whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards within 18 months.  If AMEX accepts the Company’s plan, the Company may be able to continue its listing during the plan period, during which time it will be subject to periodic review to determine if it is making progress consistent with the plan.  If AMEX does not accept the Company’s plan, the Company fails to make progress consistent with its plan, or the Company is not in compliance by the end of the 18 month period, AMEX may initiate delisting proceedings with respect to the Company’s common stock.  The Company has not received any notice from AMEX since the submission of its plan.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

The Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will operate at a profit in the future.

Recently Issued Accounting Standards

In July 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB No. 109,” was issued.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions.  FIN No. 48 is effective for years beginning after

December 15, 2006.  The adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial position, cash flows, or results of operations.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2. STOCK BASED COMPENSATION

At June 30, 2006, the Company had three stock-based compensation plans for employees and nonemployee directors which authorize the granting of various equity-based incentives including stock options and restricted stock.

Prior to January 1, 2006, the Company accounted for the measurement and recognition of stock-based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation (SFAS No. 123). As a result, employee stock option based compensation was included as a pro forma disclosure in the Notes to the Company’s financial statements for prior year periods.

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS No. 123(R)), the Company provided the disclosures required under SFAS No. 123. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense for the three and six month periods ending June 30, 2005 was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands, except per share data)	2005	2005

Net Loss:
As reported	$(1,904)	$(2,808)
Stock-based compensation included in net loss	$70	$140
Stock-based employee compensation under fair value based method	$(153)	$(284)
Pro forma net loss	$(1,987)	$(2,952)

Basic loss per common share:
As reported	$(0.16)	$(0.23)
Pro forma	$(0.17)	$(0.25)

On January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method.  SFAS 123(R) requires companies to measure and recognized the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For share option instruments issued subsequent to the adoption of SFAS 123(R), compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period. For equity options issued prior to the adoption of SFAS 123(R), compensation cost is recognized using a graded vesting attribution method. In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. Prior periods are not restated under this transition method. Options previously awarded and classified as equity instruments continue to maintain their equity classification under SFAS 123(R).

The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands, except per share data)	2006	2006

Stock-based compensation expense by type of award:
Employee stock options	$228	$463
Restricted stock grants	$102	$204
Total employee stock based compensation	$330	$667
Tax effect on stock-based compensation	—	—
Tax effect on net income	—	—
Stock-based compensation included in net loss	$330	$667

Effect on loss per common share:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Prior to adopting SFAS No. 123(R), the Company presented all excess tax benefits, if any, resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the three and six months ended June 30, 2006 because the Company is currently providing a full valuation on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the three and six months ended June 30, 2006, the Company has elected to use the Black-Sholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Sholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Sholes computations range from 83.5% to 98.5%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method range from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Sholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends on our common shares in the foreseeable future.

A summary of the activity under the Company’s stock option plans for the six months ended June 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Balance at December 31, 2005	1,474,093	$2.68	8.31
Granted	314,000	$1.92	9.59
Forfeited	(155,789)	$3.25	5.96
Exercised	—	$—	—

Balance at June 30, 2006	1,632,304	$2.48	8.25

Options exercisable at June 30, 2006 totaled 569,487 at a weighted-average price of $2.75, with a remaining weighted average contractual term of approximately 6.9 years.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was $0 and $1.40, respectively.

The following table sets forth a summary of the status and changes of the Company’s unvested shares related to its stock option plans as of and during the six months ended June 30, 2006:

	Options	Weighted- Average Grant Date Fair Value Per Share

Balance at December 31, 2005	849,930	$1.83
Granted	314,000	$1.40
Vested	(63,243)	$1.97
Forfeited	(37,870)	$1.87

Balance at June 30, 2006	1,062,817	$1.71

At June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $708,000, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.

NOTE 3.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended June 30, 2006 and 2005, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at June 30, 2006	Number of Common Shares Convertible into at June 30, 2005

Convertible preferred stock	47,280	47,280
Stock options	569,487	535,029
Warrants	4,680,805	3,843,813

The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2006 and 2005 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Numerator — loss from continuing operations:
Net loss from continuing operations	$(1,325)	$(1,904)	$(2,672)	$(3,031)
Less Series B preferred dividends	(13)	(13)	(26)	(26)
Net loss from continuing operations available to common shareholders	$(1,338)	$(1,917)	$(2,698)	$(3,057)

Numerator — gain (loss) from discontinued operations:
Net gain (loss) discontinued operations	—	—	—	223

Denominator
Weighted-average shares outstanding	13,571,525	12,109,723	13,559,659	12,073,117

Basic and diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.16)	$(0.20)	$(0.25)
Discontinued operations	—	—	—	0.02
Net loss per share	$(0.10)	$(0.16)	$(0.20)	$(0.23)

NOTE 4.  SEGMENT INFORMATION

The Company is comprised of three reportable segments: Law Enforcement, Identification and Digital Photography. The Law Enforcement segment develops, sells and supports identity management technology used to create booking and investigative software used by law enforcement and public safety agencies to manage criminal history records and investigate crime. The Identification segment develops, sells and supports software and designs systems which utilize identity management technology in the production of smart and secure identification systems and documents. The Digital Photography segment develops digital imaging software for photographic purposes.

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.

There are no significant intersegment transactions.

The table below summarizes information about reportable segments for the three and six months ended June 30, 2006 and 2005:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(in thousands) (unaudited)		(in thousands) (unuadited)
Net Revenue:
Law Enforcement	$984	$744	$2,076	$1,608
Identification	1,883	1,170	3,556	3,021
Digital Photography	32	61	76	156
Total consolidated net sales	$2,899	$1,975	$5,708	$4,785

Operating loss:
Law Enforcement	$(363)	$(831)	$(832)	$(1,575)
Identification	(708)	(888)	(1,530)	(1,128)
Digital Photography	(134)	(195)	(232)	(388)

Other unallocated amounts:
Interest expense (income)	157	(5)	184	(11)
Other expense (income)	(37)	(5)	(106)	(49)

Income (loss) before taxes	$(1,325)	$(1,904)	$(2,672)	$(3,031)

June 30, 2006
(in thousands)
Total Assets by Segment:
Law Enforcement	$567
Identification	6,437
Digital Photography	44
Total assets for reportable segments	7,048
Corporate	823
Total consolidated assets	$7,871

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

As a condition to the loan, the Company also issued warrants to purchase 387,500 shares of the Company’s common stock. Such warrants have a 5-year term and an exercise price $2.30 per share. Common shares underlying the warrants have piggyback registration rights and cashless exercise after 12 months from closing date if there is no effective registration statement covering the underlying shares.

The Company recorded the secured debt financing net of a discount equal to the fair value allocated to the warrants using the relative fair value method of approximately $419,000. The Company estimated the fair value of the warrants using the Black-Sholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 4.52%, a dividend yield of 0%, and volatility of 82%.  During the three and six months ended June 30, 2006, the Company recorded approximately $104,000 and $122,000 respectively in debt discount amortization which is included as a component of net interest expense in the Company’s Condensed Consolidated Statement of Operations.

NOTE 6. COMMON STOCK

During the three months ended June 30, 2006, the Company issued 54,288 shares of its common stock pursuant to stock-based compensation agreements with certain employees.

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

OVERVIEW

ImageWare Systems, Inc. utilizes identity management technology to develop software used to create booking and investigative software, smart and secure identification systems and documents, and software for professional photographers. Our software systems and associated hardware enable our customers to quickly capture, archive, search, retrieve and share digital photographs and associated text records. The following management’s discussion and analysis is based primarily upon our Law Enforcement, Identification and Digital Photography products.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

The following are our critical accounting policies because we believe they are both important to the portrayal of our financial condition and results of operations and require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

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

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was approximately $2,712,000, net of allowance for doubtful accounts of approximately $477,000 as of June 30, 2006.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,565,000 as of June 30, 2006.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year. Completion of our initial impairment test indicated there was no goodwill impairment. We also performed our annual impairment review as of December 31, 2004 and 2005, based upon our 2005 and 2006 operating plans, respectively. This annual impairment review indicated there was goodwill impairment in our Digital Photography segment as of December 31, 2005, and accordingly, we have recorded an impairment loss in the 2005 Consolidated Statement of Operations. Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Our reporting units are Law Enforcement, Identification and Digital Photography. We determined that as of June 30, 2006 there were no indicators of potential impairment. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that goodwill impairment will not occur in the future.

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. In 2005, we recorded an impairment charge of approximately $253,000 related to our intangible asset for certain trademark and tradenames carried in our Identification segment. This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows. The impairment loss is recorded as a component of “Operating expenses” in the Statement of Operations for 2005. We determined that as of June 30, 2006 there were no indicators of potential impairment. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that intangible asset impairment will not occur in the future.

Stock-Based Compensation

Upon adoption of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our three and six month financial statements for the period ended June 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005.

	THREE MONTHS ENDED JUNE 30,
Net Product Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$465	$243	$222	91%
Percentage of total net product revenue	20%	17%
Identification	$1,846	$1,156	$690	60%
Percentage of total net product revenue	79%	80%
Digital Photography	$32	$49	$(17)	(35)%
Percentage of total net product revenue	1%	3%
Total net product revenues	$2,343	$1,448	$895	62%

The increase in our Law Enforcement product revenues is due to the deployment of our Crime Capture System to law enforcement agencies.  We believe that continued incidents of terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective criminal databases.  We anticipate that these factors will increase the overall demand for our law enforcement products and software; however, we cannot predict the timing of the shift in demand.

Identification revenues generated by our San Diego and Canadian offices increased approximately $939,000 or 105% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.  This increase in revenue is reflective of increased sales of our Biometric Engine and Identification software products in project-oriented work and revenues generated by our IWS Desktop Security products (released in the fourth quarter of 2005), offset by decreases in products sold through our distribution channel.  Identification revenues generated by our German sales office decreased approximately $249,000.  This decrease is reflective of our decision to reorganize our German sales office by closing our existing facility in order to reduce operating expenses.  We intend to pursue project sales opportunities in areas serviced by this office through geographically dedicated sales personnel.  We are of the opinion that foreign markets formerly served by this office will embrace our identification and biometric solutions for large-scale high-end installations.

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

We feel that we are well positioned for participation in one or more large-scale domestic or international projects which will enable our company to achieve significant product revenue growth in our Identification segment.  In the past twelve months we have retooled our identification products to enable customization for large project applications, added the biometric engine for incorporation into large scale biometric installations and reoriented our organization to direct our resources and capabilities toward establishing a foothold in the market for large-scale secure identification solutions.

The decrease in Digital Photography product revenues is due to lower sales of boxed software during the three months ended June 30, 2006 as compared to the comparable period of 2005.  While we devoted substantial research and development resources upgrading our suite of Digital Photography product offerings in 2005 and 2006, we anticipate that because of changing market dynamics and competitive pressures, product revenues for our Digital Photography segment will not reach 2005 levels.

Our backlog of product orders as of June 30, 2006 was approximately $1,841,000.  At June 30, 2006, we also had maintenance and support backlog of approximately $1,210,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED JUNE 30,
Maintenance Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$519	$501	$18	4%
Percentage of total net maintenance revenue	93%	95%
Identification	$37	$14	$23	164%
Percentage of total net maintenance revenue	7%	3%
Digital Photography	$—	$12	$(12)	(100)%
Percentage of total net maintenance revenue	0%	2%
Total net maintenance revenues	$556	$527	$29	6%

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

Our decrease in Digital Photography maintenance revenues as compared to the corresponding period in 2005 is reflective of the expiration of software maintenance on custom contract programming projects.

	THREE MONTHS ENDED JUNE 30,
Cost of Product Revenues:	2006	2005	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$231	$214	$17	8%
Percentage of Law Enforcement product revenue	50%	88%
Identification	$434	$395	$39	10%
Percentage of Identification product revenue	24%	34%
Digital Photography	$2	$1	$1	100%
Percentage of Digital Photography product revenue	8%	2%
Total net product revenues	$667	$610	$57	9%
Percentage of total product revenues	28%	42%

Overall cost of product revenues as a percentage of product revenues decreased primarily due to higher sales of software only solutions (which have lower costs than solutions containing hardware and consumables) combined with a larger revenue base to absorb fixed costs.

The decrease in the cost of product revenues for our Law Enforcement segment as a percentage of Law Enforcement product revenues is due primarily to a larger revenue base to absorb fixed product costs and product mix with a slightly higher percentage of software only solutions for the three months ended June 30, 2006 as compared to the corresponding period in 2005.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

The decrease in the cost of product revenues for our Identification segment as a percentage of Identification product revenue is reflective of higher domestic Identification revenues containing software only solutions.   For the three months ended June 30, 2006, software and royalties comprised approximately 92% of Identification product revenues as compared to approximately 51% for the corresponding period in 2005.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

	THREE MONTHS ENDED JUNE 30,
Maintenance cost of revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance cost of revenues:
Law Enforcement	$210	$209	$1	0%
Percentage of Law Enforcement maintenance revenue	40%	42%
Identification	$14	$18	$(4)	(22)%
Percentage of Identification maintenance revenue	39%	129%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%	—	N/A
Total net maintenance revenues	$224	$227	$(3)	(1)%
Percentage of total maintenance revenues	40%	43%

Cost of maintenance revenues as a percentage of maintenance revenues decreased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	THREE MONTHS ENDED JUNE 30,
Product gross profit	2006	2005	$ Change	% Change
(dollars in thousands)

Product gross profit
Law Enforcement	$234	$30	$204	680%
Percentage of Law Enforcement product revenue	50%	12%
Identification	$1,412	$760	$652	86%
Percentage of Identification product revenue	77%	66%
Digital Photography	$30	$48	$(18)	(38)%
Percentage of Digital Photography product revenue	92%	98%
Total net product revenues	$1,676	$838	$838	100%
Percentage of total product revenues	72%	58%

Total product gross profit as a percentage of product revenues increased primarily due to higher product sales and a higher percentage of total revenues coming from the sales of software which have lower costs than sales of hardware and consumables.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue increased due primarily to a significantly larger revenue base available to absorb fixed product costs.  Also contributing to the increase were slightly higher percentages of software and royalties in our product mix than the corresponding period of 2005.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased due primarily to our product mix containing higher percentages of software (which has lower costs than hardware and consumables) than the comparable period in 2005.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

The decrease of $18,000 in gross profit from the Digital Photography product segment is reflective of lower sales of boxed product in the three months ended June 30, 2006, as compared to the corresponding period in 2005.

	THREE MONTHS ENDED JUNE 30,
Maintenance gross profit	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$309	$292	$17	6%
Percentage of Law Enforcement maintenance revenue	60%	58%
Identification	$23	$(4)	$27	675%
Percentage of Identification maintenance revenue	100%	(29)%
Digital Photography	$—	$12	$(12)	(100)%
Percentage of Digital Photography maintenance revenue	—%	100%
Total net maintenance revenues	$332	$300	$32	11%
Percentage of total maintenance revenues	60%	57%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	THREE MONTHS ENDED JUNE 30,
Operating expenses	2006	2005	$ Change	% Change
(dollars in thousands)

General & administrative	$1,172	$1,279	$(107)	(8)%
Percentage of total net revenue	21%	65%
Sales and marketing	$1,012	$823	$189	23%
Percentage of total net revenue	18%	42%
Research & development	$965	$796	$169	21%
Percentage of total net revenue	17%	40%
Depreciation and amortization	$64	$154	$(90)	(58)%
Percentage of total net revenue	1%	8%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The decrease in such expenses, as a percentage of total net revenues, is reflective of higher total net revenues during the three months ended June 30, 2006 as compared to the corresponding period in 2005.  The dollar decrease of $107,000 is due primarily to reduced costs due to the closure of our sales office in Germany combined with lower fees paid for consulting services offset by approximately $111,000 in stock-based compensation recorded in the three months ended June 30, 2006 pursuant to the implementation of SFAS 123(R).  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force.   The increase in such expenses for the three months ended June 30, 2006 as compared to the corresponding period in 2005 is due primarily to increased headcount.  Also contributing to the increase is approximately $87,000 in stock-based compensation recorded in the three months ended June 30, 2006 pursuant to the implementation of SFAS 123(R).  The headcount increase reflects the retooling of our sales force and marketing personnel.  We anticipate that this level of expenses for sales and marketing will continue through 2006 as we pursue large project solution opportunities.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased due primarily to the continued development of our Biometric Engine, the web enablement of our CCS product line, development IWS desktop security program and product enhancements to our Digital Photography software product suite utilizing contract programming services in conjunction with internal research and development resources.  Also contributing to the increase is approximately $23,000 in stock-based compensation recorded in the three months ended June 30, 2006 pursuant to the implementation of SFAS 123(R).  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased primarily due to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST EXPENSE (INCOME), NET.  For the three months ended June 30, 2006, we recognized interest income of $4,000 and interest expense of $161,000. For the three months ended June 30, 2005, we recognized interest income of $6,000 and interest expense of $1,000.  Interest expense for the three months ended June 30, 2006 increased due to interest expense incurred on our secured debt financing consummated in March 2006.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005.

	SIX MONTHS ENDED JUNE 30,
Net Product Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$1,078	$630	$448	71%
Percentage of total net product revenue	23%	17%
Identification	$3,487	$3,002	$485	16%
Percentage of total net product revenue	75%	80%
Digital Photography	$76	$131	$(55)	(42)%
Percentage of total net product revenue	2%	3%
Total net product revenues	$4,641	$3,763	$878	23%

The increase in our Law Enforcement product revenues is due to the deployment of our Crime Capture System to law enforcement agencies.  We believe that continued incidents of terrorism has created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve analyze and share information from their respective criminal databases.  We anticipate that these factors will increase the overall demand for our law enforcement products and software; however, we cannot predict the timing of the shift in demand.

Identification revenues generated by our San Diego and Canadian offices increased approximately $720,000, or 28%.  This increase in Identification product revenue is reflective of sales of our Biometric Engine and identification software products into project-oriented work and revenues generated by our IWS Desktop Security products (released in the fourth quarter of 2005), offset by decreases in products sold through our distribution channel.  Identification revenues generated by our German sales office decreased approximately $235,000.   This decrease is reflective of our decision to reorganize our German sales office by closing our existing facility in order to reduce operating expenses.  We intend to pursue project sales opportunities in areas serviced by this office through geographically dedicated sales personnel.  We are of the opinion that foreign markets formerly served by this office will embrace our identification and biometric solutions for large-scale high-end installations.

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

We feel that we are well positioned for participation in one or more large-scale domestic or international projects which will enable our company to achieve significant product revenue growth in our identification segment.  In the past twelve months we have retooled our identification products to enable customization for large project applications, added the biometric engine for incorporation into large scale biometric installations and reoriented our organization to direct our resources and capabilities toward establishing a foothold in the market for large-scale secure identification solutions.

The decrease in Digital Photography product revenues is due to lower sales of boxed software during the six months ended June 30, 2006 as compared to the comparable period of 2005.  While we devoted substantial research and development resources upgrading our suite of Digital Photography product offerings in 2005 and 2006, we anticipate that because of changing market dynamics and competitive pressures, product revenues for our Digital Photography segment will not reach 2005 levels.

	SIX MONTHS ENDED JUNE 30,
Maintenance Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$998	$978	$20	2%
Percentage of total net maintenance revenue	94%	96%
Identification	$69	$19	$50	263%
Percentage of total net maintenance revenue	6%	2%
Digital Photography	$—	$25	$(25)	(100)%
Percentage of total net maintenance revenue	0%	2%
Total net maintenance revenues	$1,067	$1,022	$45	4%

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

Our decrease in Digital Photography maintenance revenues is reflective of the expiration of software maintenance contracts on custom contract programming projects.

	SIX MONTHS ENDED JUNE 30,
Cost of Product Revenues:	2006	2005	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$491	$406	$85	21%
Percentage of Law Enforcement product revenue	46%	64%
Identification	$699	$1,045	$(346)	(33)%
Percentage of Identification product revenue	20%	35%
Digital Photography	$4	$4	$—	0%
Percentage of Digital Photography product revenue	5%	3%
Total net product revenues	$1,194	$1,455	$(261)	(18)%
Percentage of total product revenues	26%	39%

Total cost of product revenues decreased in dollars and as a percentage of product revenues due primarily to product mix with a greater percentage of product revenues being from sales of software only solutions (which have lower costs than sales of hardware and consumables).

Cost of product revenues for our Law Enforcement segment decreased as a percentage of Law Enforcement product revenues due to a significantly larger revenue base to absorb fixed product costs.   Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

Domestically, cost of product revenues related to our Identification segment decreased approximately $176,000 for the six month period ended June 30, 2006 and compared with the corresponding period in 2005 due to higher sales of software only solutions (which have lower costs than sales of hardware and consumables).  Internationally, cost of Identification product revenues decreased approximately $170,000.  This decrease is reflective of lower international Identification product sales resulting from our decision to reorganize our German sales office by closing our existing facility in order to reduce operating expenses.

The percentage decrease in Identification cost of revenues as a percentage of Identification revenues is reflective of a higher percentage of domestic Identification revenues coming from project-oriented work in 2006 which contained higher percentages of software than project-oriented work during the comparable period of 2005.  Software and royalty content was approximately 85% of Identification product revenues for the six months ended June 30, 2006 as compared to approximately 60% for the corresponding period of 2005.  The 2005 period included higher percentages of equipment, third-party software licenses and contract programming fees for software customization.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

	SIX MONTHS ENDED JUNE 30,
Maintenance cost of revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance cost of revenues:
Law Enforcement	$476	$461	$15	3%
Percentage of Law Enforcement maintenance revenue	48%	47%
Identification	$29	$34	$(5)	(15)%
Percentage of Identification maintenance revenue	42%	179%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%
Total net maintenance revenues	$505	$495	$10	2%
Percentage of total maintenance revenues	47%	48%

Cost of maintenance revenues in Law Enforcement increased because of higher costs necessary to service our expanding installed base.

	SIX MONTHS ENDED JUNE 30,
Product gross profit	2006	2005	$ Change	% Change
(dollars in thousands)

Product gross profit
Law Enforcement	$587	$224	$363	162%
Percentage of Law Enforcement product revenue	54%	36%
Identification	$2,788	$1,957	$831	42%
Percentage of Identification product revenue	80%	65%
Digital Photography	$72	$127	$(55)	(43)%
Percentage of Digital Photography product revenue	95%	97%
Total net product revenues	$3,447	$2,308	$(1,139)	49%
Percentage of total product revenues	74%	61%

Total product gross profit as a percentage of product revenues increased primarily due to a higher percentage of total revenues coming from the sale of software (which has lower costs than hardware and consumables) resulting in lower cost of sales as a percentage of product revenues.

Law Enforcement gross profit increased due primarily to a significantly larger revenue base to absorb fixed product costs.  Costs of products can also vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased due primarily to higher domestic Identification revenues from project-oriented work containing higher percentages of software during the six months ended June 30, 2006  than comparable project-oriented work during the six months ended June 30, 2005  Software and royalty content was approximately 85% of Identification product revenues for the six months ended June 30, 2006 as compared to approximately 60% for the corresponding period of 2005.  Identification product revenues for the corresponding    Project-oriented work in the 2005 period contained higher percentages of equipment, third-party software licenses and contract programming fees for software customization.

Gross margins for the Digital Photography product segment decreased due to lower sales of Digital Photography software during the six month period ended June 30, 2006 as compared to the comparable period in 2005.

	SIX MONTHS ENDED JUNE 30,
Maintenance gross profit	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$522	$517	$5	1%
Percentage of Law Enforcement maintenance revenue	52%	53%
Identification	$40	$(15)	$55	367%
Percentage of Identification maintenance revenue	58%	(79)%
Digital Photography	$—	$25	$(25)	(100)%
Percentage of Digital Photography maintenance revenue	N/A	100%
Total net maintenance revenues	$562	$527	$35	7%
Percentage of total maintenance revenues	53%	52%

Gross profit related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	SIX MONTHS ENDED JUNE 30,
Operating expenses	2006	2005	$ Change	% Change
(dollars in thousands)

General & administrative	$2,410	$2,362	$48	2%
Percentage of total net revenue	42%	49%
Sales and marketing	$2,105	$1,764	$341	19%
Percentage of total net revenue	37%	37%
Research & development	$1,899	$1,487	$412	28%
Percentage of total net revenue	33%	31%
Depreciation and amortization	$189	$313	$(124)	(40)%
Percentage of total net revenue	3%	7%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The decrease in such expenses, as a percentage of total net revenues, is reflective of higher total net revenues during the six months ended June 30, 2006 as compared to the corresponding period in 2005.  The dollar increase of $48,000 is due primarily to approximately $226,000 in stock-based compensation expense recorded in the six months ended June 30, 2006 pursuant to the implementation of SFAS 123(R) offset by reduced costs due to the closure of our sales office in Germany.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses increased as a percentage of total net revenues due primarily to increases in headcount and payments to sales consultants (including lobbyists).  Also contributing to the increase is approximately $178,000 in stock-based compensation recorded in the six months ended June 30, 2006 pursuant to the implementation of SFAS 123(R).  The increase in headcount and amounts paid to sales consultants reflects required resources needed to pursue large project solution opportunities.  We anticipate that this level of expenses incurred for sales and marketing during the six months ended June 30, 2006 will continue as we pursue large project solution opportunities.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased due primarily to the continued development of our Biometric Engine, the web enablement of our CCS product line, development IWS desktop security program and product enhancements to our Digital Photography software product suite utilizing contract programming services in conjunction with internal research and development resources.  Also contributing to the increase is approximately $47,000 in stock-based compensation recorded in the six months ended June 30, 2006 pursuant to the implementation of SFAS 123(R).  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased due primarily to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST EXPENSE (INCOME), NET.  For the six months ended June 30, 2006, we recognized interest income of $8,000 and interest expense of $192,000. For the six months ended June 30, 2005, we recognized interest income of $13,000 and interest expense of $2,000.  The increase in interest expense for the six months ended June 30, 2006 was primarily due to interest expense incurred on our secured debt financing consummated in March 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had total current assets of $3,155,000 and total current liabilities of $5,033,000, or negative working capital of $1,878,000.  At June 30, 2006, we had available cash of $480,000 and $106,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $1,411,000 for the six month period ended June 30, 2006 as compared to $3,490,000 for the corresponding period in 2005. We used cash to fund net losses of $1,649,000, excluding non-cash expenses (depreciation, amortization and stock-based compensation) of $1,023,000.  We used cash to fund net losses of $2,587,000, excluding non-cash expenses (depreciation, amortization, and stock-based compensation) of $454,000 offset by non-operating income (gain on sale of subsidiary) of $233,000 for the six months ended June 30, 2005.  For the six months ended June 30, 2006, we used cash of $916,000 to fund increases in current assets and generated cash of $1,154,000 through increases in current liabilities and deferred revenues, excluding debt.  For the six months ended June 30, 2005, we generated cash of $509,000 from decreases in current assets and used cash of $1,412,000 for reductions in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $79,000 for the six months ended June 30, 2005.  Net cash provided by investing activities was $1,056,000 for the six months ended June 30, 2005.  For the six months ended June 30, 2006, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $79,000.  The level of equipment purchases resulted primarily from the replacement of older equipment. For the six months ended June 30, 2005, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $153,000.  For the six months ended June 30, 2005, we generated cash of $1,300,000 from the sale of out wholly-owned Singapore subsidiary, Digital imaging Asia Pacific, offset by cash sold and direct transaction costs of $91,000.

Net cash provided by financing activities was $1,311,000 for the six month period ended June 30, 2006 as compared to $13,000 for the corresponding period in 2005.  For the six months ended June 30, 2006, we generated cash of $1,550,000 from the issuance of secured notes payable and incurred debt issuance costs of 98,000.  For six month months ended June 30, 2006, we used cash of $115,000 for the repayment of our secured notes payable and used cash of $26,000 for the payment of dividends on our Series B Preferred Stock.   For the six months ended June 30, 2005, we generated cash of $56,000 from the exercise of stock options and used cash of $17,000 for the repayments of notes payable.  We also used cash of $26,000 for the payment of dividends on our Series B Preferred Stock.

We conduct operations in leased facilities under operating leases expiring at various dates through 2008. In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the amount of $106,000. The letter of credit expires on December 26, 2008.  We also have secured notes payable due during the next twelve months of approximately $1,435,000.

The report of our independent accountants included with our Annual Report as filed with the Commission on April 17, 2006, contained an explanatory paragraph regarding our ability to continue as a going concern.  We are seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures. If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute cost reduction measures. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity-related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us. In addition, our ability to raise additional capital may be dependent upon our common stock continuing to be quoted on the American Stock Exchange. There can be no assurance that we will be able to satisfy the criteria for continued listing on the American Stock Exchange. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Changes in foreign currency exchange rates have an impact on our results of operations. Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries operating expense, primarily in Canada and Germany, denominated in the respective local currency. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates should not have a material effect on our future operating results or cash flows; however, a long term change in foreign currency rates would likely result in increased technical support and engineering expenses. The vast majority of our sales are transacted in U. S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, filed on April 17, 2006 and as amended on May 1, 2006, and incorporated herein by reference.  You should carefully consider these risk factors in conjunction with the other information contained in this report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-KSB, as amended, except as follows:

WE HAVE HAD NET LOSSES IN OUR FIVE MOST RECENT FISCAL YEARS AND CURRENTLY HAVE STOCKHOLDER’S EQUITY OF LESS THAN $6,000,000, AND AS A RESULT, AMEX MAY CONSIDER SUSPENDING OR DELISTING OUR SECURITIES FROM THE EXCHANGE.

The AMEX Company Guide provides that AMEX will normally consider suspending dealings in, or removing from the list, securities of a company which sustains net losses in its five most recent fiscal years and has  stockholders’ equity of less than $6,000,000, unless the company has total market capitalization of at least $50,000,000, or total assets and revenue of $50,000,000. We have sustained net losses during our five most recent fiscal years, and as of the year ended December 31, 2005, our stockholders’ equity dropped to $3,365,602, from $8,266,219 for the year ended December 31, 2004. We do not meet the alternative minimum market capitalization or total asset and revenue requirements. As a result, we may be considered for suspension or delisting from AMEX. During May 2006, we received notification from AMEX that we were not in compliance with certain sections of the AMEX Company Guide.  To maintain an AMEX listing, we were required to submit a plan to AMEX which demonstrates our ability to regain compliance with the continued listing standards within a maximum of 18 months.  We submitted our plan to AMEX during June 2006.  The Listing Qualifications Department of AMEX will evaluate whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards within 18 months.  If AMEX accepts our plan, we may be able to continue our listing during the plan period, during which time we will be subject to periodic review to determine if we are making progress consistent with the plan.  If AMEX does not accept our plan, we fail to make progress consistent with our plan, or we are not in compliance by the end of the 18 month period, AMEX may initiate delisting proceedings with respect to our common stock.  We have not received any notice from AMEX since the submission of our plan.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $67.0 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of June 30, 2006, we had an accumulated deficit of $67.0 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock. As of June 30, 2006, the Company had cumulative undeclared dividends of approximately $9,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10.1	Amendment to Commercial Lease between Thornmint I and ImageWare Systems, Inc. dated June 12, 2006
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: August 14, 2006	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)