Form 10-Q
period 2006-09-30
IMAGEWARE SYSTEMS INC
filed 2006-11-20
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, with $0.01 par value, outstanding on November 17, 2006 was 13,621,941.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$276	$741
Accounts receivable, net of allowance for doubtful accounts of $477 (unaudited) and $478 at September 30, 2006 and December 31, 2005, respectively	967	1,340
Costs and estimated earnings in excess of billings on uncompleted contract	322	—
Inventory	91	208
Other current assets	294	219
Total Current Assets	1,950	2,508

Property and equipment, net	362	424
Other assets	779	738
Intangible assets, net of accumulated amortization	145	218
Goodwill	3,416	3,416
Total Assets	$6,652	$7,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,511	$690
Deferred revenue	1,635	1,084
Accrued expenses	1,054	1,035
Notes payable to third parties, net of discount	1,144	—
Total Current Liabilities	5,344	2,809

Pension obligation	1,199	1,130
Total Liabilities	6,543	3,939

Shareholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized; 750,000 shares designated as Series B convertible redeemable preferred stock, 389,400 shares issued, and 239,400 (unaudited) and 249,400 shares outstanding at September 30, 2006 and December 31, 2005, respectively; liquidation preference $598,500 (unaudited) and $623,500 at September 30, 2006 and December 31, 2005, respectively	2	2
Common stock, $.01 par value, 50,000,000 shares authorized; 13,628,645 (unaudited) and 13,554,366 shares issued at September 30, 2006 and December 31, 2005, respectively, and 13,621,941 (unaudited) and 13,547,662 shares outstanding at September 30, 2006 and December 31, 2005, respectively	135	134
Additional paid in capital	68,954	67,650
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	(132)	(35)
Accumulated deficit	(68,786)	(64,322)
Total Shareholders’ equity	109	3,365

Total Liabilities and Shareholders’ Equity	$6,652	$7,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Revenues:
Product	$1,635	$1,981	$6,276	$5,744
Maintenance	617	524	1,683	1,545
	2,252	2,505	7,959	7,289
Cost of revenues:
Product	501	613	1,695	2,068
Maintenance	213	255	718	750
Gross profit	1,538	1,637	5,546	4,471

Operating expenses:
General & administrative	1,176	1,162	3,587	3,524
Sales and marketing	989	955	3,095	2,719
Research & development	926	855	2,825	2,342
Depreciation and amortization	59	147	248	460
	3,150	3,119	9,755	9,045
Loss from operations	(1,612)	(1,482)	(4,209)	(4,574)

Interest expense (income), net	156	(31)	339	(42)

Other income, net	(5)	(86)	(111)	(135)
Loss from continuing operations before income taxes	(1,763)	(1,365)	(4,437)	(4,397)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,763)	(1,365)	(4,437)	(4,397)

Discontinued operations:
Gain from operations of discontinued Digital Imaging Asia Component (including gain on disposal of $233 in 2005)	—	—	—	223
Income tax benefit (expense)	—	—	—	—
Gain on discontinued operations	—	—	—	223

Net loss	$(1,763)	$(1,365)	$(4,437)	$(4,174)

Basic and diluted loss per common share - see note 3	$(0.13)	$(0.10)	$(0.33)	$(0.34)
Weighted-average shares (basic and diluted)	13,604,692	13,209,856	13,574,835	12,456,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(4,437)	$(4,174)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	248	462
Gain on sale of subsidiary	—	(233)
Non cash interest and amortization of debt discount and debt issuance costs	284	—
Stock based compensation	912	209
Provision for losses on accounts receivable	14	—
Change in assets and liabilities
Accounts receivable, net	359	2
Costs and estimated earnings in excess of billings on uncompleted contracts	(322)	—
Inventory	117	244
Other current assets	(35)	(15)
Intangible and other assets	(68)	41
Accounts payable	821	(499)
Accrued expenses	(7)	(464)
Deferred revenue	551	105
Contract costs	—	(424)
Pension obligation	69	(28)
Total adjustments	2,943	(600)
Net cash used in operating activities	(1,494)	(4,774)

Cash flows from investing activities
Purchase of property and equipment	(113)	(244)
Proceeds from sale of subsidiary net of cash sold and direct transaction costs	—	1,209
Net cash provided by (used in) investing activities	(113)	965

Cash flows from financing activities
Repayment of notes payable	(215)	(17)
Proceeds from issuance of notes payable with warrants	1,550	—
Debt issuance costs	(98)	—
Proceeds from issuance of common stock, net of issuance costs		3,234
Proceeds from exercised stock options	—	63
Dividends paid	(26)	(26)

Net cash provided by financing activities	1,211	3,254
Effect of exchange rate changes on cash	(69)	(127)
Net decrease in cash	(465)	(682)

Cash at beginning of period	741	2,912

Cash at end of period	$276	$2,230

Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$—
Summary of non-cash investing and financing activities:
Exchange of common shares for marketable equity securities	$—	$231

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Net loss	$(1,763)	$(1,365)	$(4,437)	$(4,174)
Other comprehensive income (loss):
Unrealized loss on securities:
Unrealized holding gain (losses) arising during the period	(28)	15	(28)	(113)

Foreign currency translation adjustment	(35)	(1)	(69)	(126)
Comprehensive loss	$(1,826)	$(1,351)	$(4,534)	$(4,413)

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 17, 2006, as amended on May 1, 2006. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2006, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

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

As a result of the Company’s continuing losses and negative cash flows from operations, the Company currently does not meet certain listing standards of the American Stock Exchange (AMEX) Company Guide.  As a result, the Company may be considered for suspension or delisting from AMEX.  During May 2006, we received notification from AMEX that we were not in compliance with certain sections of the AMEX Company Guide.  To maintain an AMEX listing, we were required to submit a plan to AMEX which demonstrates our ability to regain compliance with the continued listing standards within a maximum of 18 months.  We submitted our plan to AMEX during June 2006.  The Listing Qualifications Department of AMEX evaluated our plan and in September 2006 notified us that we had made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by the end of the plan periods which AMEX determined to be Novembeer 15, 2006 for Section 1003(a)(iv) of the AMEX Company Guide and November 30, 2007 for Sections 1003(a)(i), 10033(a)(ii) and 1003(a)(iii) of the AMEX Company Guide.   Accordingly,  in September 2006, AMEX notified us that they would continue the listing of the Company subject to us making a public announcement disclosing the fact that we are not in compliance with the continued listing standards of the Exchange and that our listing is being continued pursuant to an extension and our providing certain supporting documentation of key elements of our plan.  We made the required public announcement and provided the requested information.  We are subject to periodic review to determine if we are making progress consistent with the plan0.  Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the applicable extension periods could result in the AMEX initiating delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.  There is no assurance that we will make progress consistent with the plan, or that we will be able to continue our listing on AMEX.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of FAS 157 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standard 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for us as of the end of our first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. We have not yet determined the impact of FAS 158 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, (“ SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact that SAB 108 may have on our financial statements and do not believe the impact of the application of this guidance will be material.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2. STOCK BASED COMPENSATION

At September 30, 2006, the Company had three stock-based compensation plans for employees and nonemployee directors which authorize the granting of various equity-based incentives including stock options and restricted stock.

Prior to January 1, 2006, the Company accounted for the measurement and recognition of stock-based compensation under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). As a result, employee stock option based compensation was included as a pro forma disclosure in the Notes to the Company’s financial statements for prior year periods.

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS No. 123(R)), the Company provided the disclosures required under SFAS No. 123. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense for the three and nine month periods ending September 30, 2005 was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except per share data)	2005	2005

Net Loss:
As reported	$(1,365)	$(4,174)
Stock-based compensation included in net loss	$70	$209
Stock-based employee compensation under fair value based method	$(196)	$(480)
Pro forma net loss	$(1,491)	$(4,445)

Basic loss per common share:
As reported	$(0.10)	$(0.34)
Pro forma	$(0.11)	$(0.36)

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

The effect of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except per share data)	2006	2006

Stock-based compensation expense by type of award:
Employee stock options	$143	$607
Restricted stock grants	$102	$305
Total employee stock based compensation	$245	$912
Tax effect on stock-based compensation	—	—
Tax effect on net income	—	—
Stock-based compensation included in net loss	$245	$912

Effect on loss per common share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

Prior to adopting SFAS No. 123(R), the Company presented all excess tax benefits, if any, resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the three and nine months ended

September 30, 2006 because the Company is currently providing a full valuation on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the three and nine months ended September 30, 2006, the Company has elected to use the Black-Sholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Sholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Sholes computations range from 83.5% to 98.5%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method range from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Sholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends on our common shares in the foreseeable future.

A summary of the activity under the Company’s stock option plans for the nine months ended September 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Balance at December 31, 2005	1,474,093	$2.68	8.20
Granted	363,000	$1.90	9.41
Forfeited	(181,629)	$3.08	6.03
Exercised	—	$—	—

Balance at September 30, 2006	1,655,464	$2.46	8.03

Options exercisable at September 30, 2006 totaled 788,081 at a weighted-average price of $2.68, with a remaining weighted average contractual term of approximately 7.1 years.

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $1.23 and $1.38, respectively.

The following table sets forth a summary of the status and changes of the Company’s unvested shares related to its stock option plans as of and during the nine months ended September 30, 2006:

	Options	Weighted- Average Grant Date Fair Value Per Share

Balance at December 31, 2005	849,930	$1.82
Granted	363,000	$1.38
Vested	(279,209)	$1.78
Forfeited	(63,445)	$1.95

Balance at September 30, 2006	870,276	$1.65

At September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $817,074, which will be amortized over the weighted-average remaining requisite service period of 1.87 years.

NOTE 3.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended September 30, 2006 and 2005, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at September 30, 2006	Number of Common Shares Convertible into at September 30, 2005

Convertible preferred stock	45,384	47,280
Stock options	793,741	589,577
Warrants	4,680,805	4,469,578

The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2006 and 2005 (amounts in thousands except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Numerator — loss from continuing operations:
Net loss from continuing operations	$(1,763)	$(1,365)	$(4,437)	$(4,397)
Less Series B preferred dividends	(13)	(13)	(40)	(40)
Net loss from continuing operations available to common shareholders	$(1,776)	$(1,378)	$(4,477)	$(4,437)

Numerator — gain (loss) from discontinued operations:
Net gain (loss) discontinued operations	—	—	—	223

Denominator
Weighted-average shares outstanding	13,604,692	13,209,856	13,574,835	12,456,194

Basic and diluted loss per share:
Loss from continuing operations	$(0.13)	$(0.10)	$(0.33)	$(0.36)
Discontinued operations	—	—	—	0.02
Net loss per share	$(0.13)	$(0.10)	$(0.33)	$(0.34)

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

Corporate assets are comprised primarily of cash and other assets providing benefits to all business segments.

There are no significant intersegment transactions.

The table below summarizes information about reportable segments for the three and nine months ended September 30, 2006 and 2005:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	(in thousands) (unaudited)		(in thousands) (unuadited)
Net Revenue:
Law Enforcement	$746	$719	$2,821	$2,326
Identification	1,431	1,123	4,987	4,144
Digital Photography	75	163	151	319
Corporate	—	500	—	500
Total consolidated net sales	$2,252	$2,505	$7,959	$7,289

Operating loss:
Law Enforcement	$(523)	$(971)	$(1,357)	$(2,547)
Identification	(975)	(903)	(2,506)	(2,031)
Digital Photography	(114)	(108)	(346)	(496)
Corporate	—	500	—	500

Other unallocated amounts:
Interest expense (income)	156	(31)	339	(42)
Other expense (income)	(5)	(86)	(111)	(135)

Income (loss) before taxes	$(1,763)	$(1,365)	$(4,437)	$(4,397)

September 30, 2006
(in thousands)
Total Assets by Segment:
Law Enforcement	$460
Identification	5,330
Digital Photography	40
Total assets for reportable segments	5,830
Corporate	822
Total consolidated assets	$6,652

NOTE 5. CONTRACT COSTS

The Company recognizes sales and cost of sales on long-term, fixed price contracts involving significant amounts of customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.  Such amounts are included in the accompanying Balance Sheets at September 30, 2006 and December 31, 2005 under the caption “Costs and estimated earnings in excess of billings on uncompleted contract.”

Costs and estimated billings on uncompleted contracts and related amounts billed as of September 30, 2006 and December 31, 2005 are as follows:

($ in thousands)	September 30, 2006	December 31, 2005

Costs incurred on uncompleted contract	$157	$—
Estimated earnings	165	—
	322	—
Less: Billings to date	—	—
	$322	$—

NOTE 6. NOTES PAYABLE

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

The Company recorded the secured debt financing net of a discount equal to the fair value allocated to the warrants using the relative fair value method of approximately $419,000. The Company estimated the fair value of the warrants using the Black-Sholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 4.52%, a dividend yield of 0%, and volatility of 82%.  During the three and nine months ended September 30, 2006, the Company recorded approximately $105,000 and $227,000 respectively in debt discount amortization which is included as a component of net interest expense in the Company’s Condensed Consolidated Statement of Operations.

NOTE 7. COMMON STOCK

During the three months ended September 30, 2006, the Company issued 18,096 shares of its common stock pursuant to stock-based compensation agreements with certain employees and issued 1,895 shares of its common stock pursuant to the conversion of 10,000 shares of Series B Preferred Stock.

NOTE 8. SUBSEQUENT EVENT

On November 14, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors (the "Investors") pursuant to which the Company sold to the Investors an aggregate of 2,300 shares of the Company’s Series C 8% Convertible Preferred Stock (the "Series C") at a stated value of $1,000 per share for aggregate gross proceeds of $2,300,000, and issued to the Investors warrants (the "Investor Warrants") to purchase up to an aggregate of 115,000 shares of common stock of the Company with an exercise price of $1.575 per share (the "Financing"). In connection with the Financing, the Company issued to a placement agent and its affiliates warrants to purchase an aggregate of 40,000 shares of common stock of the Company with exercise prices of $1.575 per share (the "Placement Agent Warrants" and, together with the Investor Warrants, the "Warrants"). In connection with the Financing, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") with certain of the Investors, and has agreed to enter into the Registration Rights Agreement with the remaining Investors, pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of certain shares of common stock into which the Series C are convertible as well as the shares of common stock issuable upon exercise of the Placement Agent Warrants. The material terms of the Securities Purchase Agreement, the Registration Rights Agreement, the Warrants and the transactions contemplated thereby were described in the Company’s Form 8-K filed on November 20, 2006 (incorporated by reference into this Report).

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

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was approximately $1,444,000 and our allowance for doubtful accounts was approximately $477,000 as of September 30, 2006.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,561,000 as of September 30, 2006.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June 2002 and an annual impairment review thereafter in the fourth quarter of our fiscal year. Completion of our initial impairment test indicated there was no goodwill impairment. We also performed our annual impairment review as of December 31, 2004 and 2005, based upon our 2005 and 2006 operating plans, respectively. This annual impairment review indicated there was goodwill impairment in our Digital Photography segment as of December 31, 2005, and accordingly, we have recorded an impairment loss in the 2005 Consolidated Statement of Operations. Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Our reporting units are Law Enforcement, Identification and Digital Photography. We determined that as of September 30, 2006 there were no indicators of potential impairment. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that goodwill impairment will not occur in the future.

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. In 2005, we recorded an impairment charge of approximately $253,000 related to our intangible asset for certain trademark and tradenames carried in our Identification segment. This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows. The impairment loss is recorded as a component of “Operating expenses” in the Statement of Operations for 2005. We determined that as of September 30, 2006 there were no indicators of potential impairment. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that intangible asset impairment will not occur in the future.

Stock-Based Compensation

Upon adoption of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our three and nine month financial statements for the period ended September 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

	THREE MONTHS ENDED SEPTEMBER 30,
Net Product Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$232	$225	$7	3%
Percentage of total net product revenue	14%	11%
Identification	$1,328	$1,106	$222	20%
Percentage of total net product revenue	81%	56%
Digital Photography	$75	$150	$(75)	(50)%
Percentage of total net product revenue	5%	8%
Patent Licensing	—	500	(500)	(100)%
Percentage of total net product revenue	0%	25%
Total net product revenues	$1,635	$1,981	$(346)	(17)%

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

Identification revenues generated by our San Diego and Canadian offices increased approximately $444,000 or 50% for the three months ended September 30, 2006 as compared to the corresponding period in 2005.  This increase in revenue is reflective of increased sales of our Biometric Engine and Identification software products in project-oriented work and revenues generated by our IWS Desktop Security products (released in the fourth quarter of 2005), offset by decreases in products sold through our distribution channel.  Identification revenues generated by our German sales office decreased approximately $222,000.  This decrease is reflective of our decision to reorganize our German sales office by closing our existing facility in order to reduce operating expenses.  We intend to pursue project sales opportunities in areas serviced by this office through geographically dedicated sales personnel.  We are of the opinion that foreign markets formerly served by this office will embrace our identification and biometric solutions for large-scale high-end installations.

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

The decrease in Digital Photography product revenues is due to lower sales of boxed software during the three months ended September 30, 2006 as compared to the comparable period of 2005.  While we devoted substantial research and development resources upgrading our suite of Digital Photography product offerings in 2005 and 2006, we anticipate that because of changing market dynamics and competitive pressures, product revenues for our Digital Photography segment will not reach 2005 levels.

Our backlog of product orders as of September 30, 2006 was approximately $1,047,000.  At September 30, 2006, we also had maintenance and support backlog of approximately $1,402,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$514	$494	$20	4%
Percentage of total net maintenance revenue	83%	94%
Identification	$103	$17	$86	506%
Percentage of total net maintenance revenue	17%	3%
Digital Photography	$—	$13	$(13)	(100)%
Percentage of total net maintenance revenue	0%	3%
Total net maintenance revenues	$617	$524	$93	18%

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

	THREE MONTHS ENDED SEPTEMBER 30,
Cost of Product Revenues:	2006	2005	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$165	$137	$28	20%
Percentage of Law Enforcement product revenue	71%	61%
Identification	$333	$470	$(137)	(29)%
Percentage of Identification product revenue	25%	43%
Digital Photography	$3	$6	$(3)	(50)%
Percentage of Digital Photography product revenue	4%	4%
Patent Licensing	—	—
Percentage of Patent Licensing product revenue	0%	0%
Total net product revenues	$501	$613	$(112)	(18)%
Percentage of total product revenues	31%	31%

The increase in the cost of product revenues for our Law Enforcement segment as a percentage of Law Enforcement product revenues is due primarily to higher fixed costs offset by a product mix with slightly higher percentages of software only solutions for the three months ended September 30, 2006 as compared to the corresponding period in 2005.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

The decrease in the cost of product revenues for our Identification segment as a percentage of Identification product revenue is reflective of higher domestic Identification revenues containing software only solutions.   For the three months ended September 30, 2006, software and royalties comprised approximately 88% of Identification product revenues as compared to approximately 77% for the corresponding period in 2005.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance cost of revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance cost of revenues:
Law Enforcement	$199	$236	$(37)	(16)%
Percentage of Law Enforcement maintenance revenue	39%	48%
Identification	$14	$19	$(5)	(26)%
Percentage of Identification maintenance revenue	14%	112%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%	—
Total net maintenance revenues	$213	$255	$(42)	(16)%
Percentage of total maintenance revenues	35%	49%

Cost of maintenance revenues as a percentage of maintenance revenues decreased due primarily to higher maintenance revenues to absorb fixed maintenance costs.  The dollar decrease during the three months ended September 30, 2006 as compared to the corresponding period in 2005 is reflective of a higher percentage of our maintenance revenues being generated from maintenance coverage on software only solutions which typicaly have lower maintenance costs than solution comprised on both software and hardware.

	THREE MONTHS ENDED SEPTEMBER 30,
Product gross profit	2006	2005	$ Change	% Change
(dollars in thousands)

Product gross profit
Law Enforcement	$67	$87	$(20)	(23)%
Percentage of Law Enforcement product revenue	29%	39%
Identification	$995	$637	$358	56%
Percentage of Identification product revenue	75%	57%
Digital Photography	$72	$144	$(72)	(50)%
Percentage of Digital Photography product revenue	96%	96%
Patent Licensing	—	500	(500)	100%
Percentage of Patent Licensing product revenue	0%	100%
Total net product revenues	$1,134	$1,368	$(234)	(17)%
Percentage of total product revenues	69%	69%

Total product gross profit decreased due primarily to the 2005 period containing $500,000 of gross profit from patent licensing revenues as compared to no such revenues being generated during the three months ended September 30, 2006.

Law Enforcement gross profit as a percentage of Law Enforcement product revenue decreased due to higher fixed costs, offset by slightly higher percentages of software and royalties in our product mix than the corresponding period of 2005.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Identification gross profit as a percentage of Identification product revenue increased due primarily to increased sales of identification products combined with our product mix containing higher percentages of software (which has lower costs than hardware and consumables) than the comparable period in 2005.  Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

The decrease of $72,000 in gross profit from the Digital Photography product segment is reflective of lower sales of boxed product in the three months ended September 30, 2006, as compared to the corresponding period in 2005.

	THREE MONTHS ENDED SEPTEMBER 30,
Maintenance gross profit	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$315	$258	$57	22%
Percentage of Law Enforcement maintenance revenue	61%	52%
Identification	$89	$(2)	$91	4,528%
Percentage of Identification maintenance revenue	86%	(12)%
Digital Photography	$—	$13	$(13)	(100)%
Percentage of Digital Photography maintenance revenue	—%	100%
Total net maintenance revenues	$404	$269	$135	50%
Percentage of total maintenance revenues	65%	51%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	THREE MONTHS ENDED SEPTEMBER 30,
Operating expenses	2006	2005	$ Change	% Change
(dollars in thousands)

General & administrative	$1,176	$1,162	$14	1%
Percentage of total net revenue	52%	46%
Sales and marketing	$989	$955	$34	4%
Percentage of total net revenue	44%	38%
Research & development	$926	$855	$71	8%
Percentage of total net revenue	41%	34%
Depreciation and amortization	$59	$147	$(88)	(60)%
Percentage of total net revenue	3%	6%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The increase in such expenses, as a percentage of total net revenues, is reflective of lower net revenues during the three months ended September 30, 2006 as compared to the corresponding period in 2005.  The dollar increase of $14,000 is due primarily to approximately $70,000 in stock-based compensation recorded in the three months ended September 30, 2006 pursuant to the implementation of SFAS 123(R) offset by lower personnel expenses due to reduced headcount combined with reduced costs due to the closure of our sales office in Germany.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force.   The increase in such expenses for the three months ended September 30, 2006 as compared to the corresponding period in 2005 is due primarily to approximately $55,000 in stock-based compensation recorded in the three months ended September 30, 2006 pursuant to the implementation of SFAS 123(R).  We anticipate that this level of expenses for sales and marketing will continue through 2006 as we pursue large project solution opportunities.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased due primarily to the continued development of our Biometric Engine, the development of our Personal Identity Verification (PIV) solution, the web enablement of our CCS product line, development IWS desktop security program and product enhancements to our Digital Photography software product suite utilizing contract programming services in conjunction with internal research and development resources.  Also contributing to the increase is approximately $15,000 in stock-based compensation recorded in the three months ended September 30, 2006 pursuant to the implementation of SFAS 123(R).  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased primarily due to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST EXPENSE (INCOME), NET.  For the three months ended September 30, 2006, we recognized interest income of $4,000 and interest expense of $160,000. For the three months ended September 30, 2005, we recognized interest income of $32,000 and interest expense of $1,000.  Interest expense for the three months ended September 30, 2006 increased due to interest expense incurred on our secured debt financing consummated in March 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

	NINE MONTHS ENDED SEPTEMBER 30,
Net Product Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Product revenues:
Law Enforcement	$1,310	$855	$455	53%
Percentage of total net product revenue	21%	15%
Identification	$4,815	$4,108	$707	17%
Percentage of total net product revenue	77%	72%
Digital Photography	$151	$281	$(130)	(46)%
Percentage of total net product revenue	2%	5%
Patent Licensing	—	500	(500)	(100)%
Percentage of total net product revenue	0%	8%
Total net product revenues	$6,276	$5,744	$532	9%

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

Identification revenues generated by our San Diego and Canadian offices increased approximately $1,164,000, or 34%.  This increase in Identification product revenue is reflective of sales of our Biometric Engine and identification software products into project-oriented work and revenues generated by our IWS Desktop Security products (released in the fourth quarter of 2005), offset by decreases in products sold through our distribution channel.  Identification revenues generated by our German sales office decreased approximately $457,000.   This decrease is reflective of our decision to reorganize our German sales office by closing our existing facility in order to reduce operating expenses.  We intend to pursue project sales opportunities in areas serviced by this office through geographically dedicated sales personnel.  We are of the opinion that foreign markets formerly served by this office will embrace our identification and biometric solutions for large-scale high-end installations.

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

The decrease in Digital Photography product revenues is due to lower sales of boxed software during the nine months ended September 30, 2006 as compared to the comparable period of 2005.  While we devoted substantial research and development resources upgrading our suite of Digital Photography product offerings in 2005 and 2006, we anticipate that because of changing market dynamics and competitive pressures, product revenues for our Digital Photography segment will not reach 2005 levels.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance Revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance revenues:
Law Enforcement	$1,511	$1,471	$40	3%
Percentage of total net maintenance revenue	90%	95%
Identification	$172	$36	$136	378%
Percentage of total net maintenance revenue	10%	2%
Digital Photography	$—	$38	$(38)	(100)%
Percentage of total net maintenance revenue	0%	3%
Total net maintenance revenues	$1,683	$1,545	$138	9%

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

	NINE MONTHS ENDED SEPTEMBER 30,
Cost of Product Revenues:	2006	2005	$ Change	% Change
(dollars in thousands)

Cost of Product Revenues:
Law Enforcement	$654	$544	$110	20%
Percentage of Law Enforcement product revenue	50%	64%
Identification	$1,034	$1,514	$(480)	(32)%
Percentage of Identification product revenue	21%	37%
Digital Photography	$7	$10	$(3)	(30)%
Percentage of Digital Photography product revenue	5%	3%
Patent Licensing	—	—	—
Percentage of Patent Licensing product revenue	0%	0%
Total net product revenues	$1,695	$2,068	$(373)	(18)%
Percentage of total product revenues	27%	36%

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

Domestically, cost of product revenues related to our Identification segment increased approximately $56,000 for the nine month period ended September 30, 2006 as compared with the corresponding period in 2005 due to significantly higher sales of software only solutions (which have lower costs than sales of hardware and consumables).  Internationally, cost of Identification product revenues decreased approximately $535,000.  This decrease is reflective of lower international Identification product sales resulting from our decision to reorganize our German sales office by closing our existing facility in order to reduce operating expenses.

The percentage decrease in Identification cost of revenues as a percentage of Identification revenues is reflective of a higher percentage of domestic Identification revenues coming from project-oriented work in 2006 which contained higher percentages of software than project-oriented work during the comparable period of 2005.  Software and royalty content was approximately 86% of Identification product revenues for the nine months ended September 30, 2006 as compared to approximately 67% for the corresponding period of 2005.  The 2005 period included higher percentages of equipment, third-party software licenses and contract programming fees for software customization.  Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the hardware content, print media consumable content and software content included in systems installed during a given period.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance cost of revenues	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance cost of revenues:
Law Enforcement	$675	$697	$(22)	(3)%
Percentage of Law Enforcement maintenance revenue	45%	47%
Identification	$43	$53	$(10)	(19)%
Percentage of Identification maintenance revenue	25%	147%
Digital Photography	$—	$—	$—	N/A
Percentage of Digital Photography maintenance revenue	—%	—%
Total net maintenance revenues	$718	$750	$(32)	(4)%
Percentage of total maintenance revenues	43%	49%

Cost of maintenance revenues in our Law Enforcement segment decreased despite higher Law Enforcement maintenance revenues due to a higher percentage of such maintenance revenues being generated on a maintenance base containing higher percentages of software only solutions which have lower maintenance costs than solution of both hardware and software.

	NINE MONTHS ENDED SEPTEMBER 30,
Product gross profit	2006	2005	$ Change	% Change
(dollars in thousands)

Product gross profit
Law Enforcement	$656	$311	$345	111%
Percentage of Law Enforcement product revenue	50%	36%
Identification	$3,781	$2,595	$1,186	46%
Percentage of Identification product revenue	79%	63%
Digital Photography	$144	$271	$(127)	(47)%
Percentage of Digital Photography product revenue	96%	97%
Patent Licensing	—	500	(500)	(100)%
Percentage of Patent Licensing product revenue	—%	100%
Total net product revenues	$4,581	$3,677	$904	25%
Percentage of total product revenues	73%	64%

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

Identification gross profit as a percentage of Identification product revenue increased due primarily to higher domestic Identification revenues from project-oriented work containing higher percentages of software during the nine months ended September 30, 2006  than comparable project-oriented work during the nine months ended September 30, 2005.  Software and royalty content was approximately 86% of Identification product revenues for the nine months ended September 30, 2006 as compared to approximately 67% for the corresponding period of 2005. Project-oriented work in the

2005 period contained higher percentages of equipment, third-party software licenses and contract programming fees for software customization.

Gross margins for the Digital Photography product segment decreased due to lower sales of Digital Photography software during the nine month period ended September 30, 2006 as compared to the comparable period in 2005.

	NINE MONTHS ENDED SEPTEMBER 30,
Maintenance gross profit	2006	2005	$ Change	% Change
(dollars in thousands)

Maintenance gross profit
Law Enforcement	$836	$773	$63	8%
Percentage of Law Enforcement maintenance revenue	55%	53%
Identification	$129	$(17)	$146	859%
Percentage of Identification maintenance revenue	75%	(47)%
Digital Photography	$—	$38	$(38)	(100)%
Percentage of Digital Photography maintenance revenue	N/A	100%
Total net maintenance revenues	$965	$794	$171	22%
Percentage of total maintenance revenues	57%	51%

Gross profit related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	NINE MONTHS ENDED SEPTEMBER 30,
Operating expenses	2006	2005	$ Change	% Change
(dollars in thousands)

General & administrative	$3,587	$3,524	$63	2%
Percentage of total net revenue	45%	48%
Sales and marketing	$3,095	$2,719	$376	14%
Percentage of total net revenue	39%	37%
Research & development	$2,825	$2,342	$483	21%
Percentage of total net revenue	35%	32%
Depreciation and amortization	$248	$460	$(212)	(46)%
Percentage of total net revenue	3%	6%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The decrease in such expenses, as a percentage of total net revenues, is reflective of higher total net revenues during the nine months ended September 30, 2006 as compared to the corresponding period in 2005.  The dollar increase of $63,000 is due primarily to approximately $296,000 in stock-based compensation expense recorded in the nine months ended September 30, 2006 pursuant to the implementation of SFAS 123(R) offset by reduced costs due to the closure of our sales office in Germany and lower personnel expenses due to reduced headcount.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force. Such expenses increased as a percentage of total net revenues due primarily to increases in headcount offset by reductions in payments to sales consultants and reduced trade show expenses.  Also contributing to the increase is approximately $233,000 in stock-based compensation recorded in the nine months ended September 30, 2006 pursuant to the implementation of SFAS 123(R).  The increase in headcount reflects required resources needed to pursue large project solution opportunities.  We anticipate that this level of expenses incurred for sales and marketing during the nine months ended September 30, 2006 will continue as we pursue large project solution opportunities.

RESEARCH AND DEVELOPMENT.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased due primarily to the continued development of our Biometric Engine, the development of our Personal Identity Verification (PIV) solution, the web enablement of our CCS product line, development IWS desktop security program and product enhancements to our Digital Photography software product suite utilizing contract programming services in conjunction with internal research and development resources.  Also contributing to the increase is approximately $62,000 in stock-based compensation recorded in the nine months ended September 30, 2006 pursuant to the implementation of SFAS 123(R).  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased due primarily to lower amortization of intangible assets due to such assets being fully amortized.

INTEREST EXPENSE (INCOME), NET.  For the nine months ended September 30, 2006, we recognized interest income of $13,000 and interest expense of $352,000. For the nine months ended September 30, 2005, we recognized interest income of $44,000 and interest expense of $2,000.  The increase in interest expense for the nine months ended September 30, 2006 was primarily due to interest expense incurred on our secured debt financing consummated in March 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had total current assets of $1,950,000 and total current liabilities of $5,344,000, or negative working capital of $3,394,000.  At September 30, 2006, we had available cash of $276,000 and $106,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $1,494,000 for the nine month period ended September 30, 2006 as compared to $4,774,000 for the corresponding period in 2005. We used cash to fund net losses of $2,980,000, excluding non-cash expenses (depreciation, amortization and stock-based compensation) of $1,457,000 for the nine months ended September 30, 2006.  We used cash to fund net losses of $3,736,000, excluding non-cash expenses (depreciation, amortization, and stock-based compensation) of $671,000 offset by non-operating income (gain on sale of subsidiary) of $233,000 for the nine months ended September 30, 2005.  For the nine months ended September 30, 2006, we generated cash of $50,000 through reduction in current assets and generated cash of $1,436,000 through increases in current liabilities and deferred revenues, excluding debt.  For the nine months ended September 30, 2005, we generated cash of $271,000 from decreases in current assets and used cash of $1,309,000 for reductions in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $113,000 for the nine months ended September 30, 2006.  Net cash provided by investing activities was $965,000 for the nine months ended September 30, 2005.  For the nine months ended September 30, 2006, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $113,000.  The level of equipment purchases resulted primarily from the replacement of older equipment. For the nine months ended September 30, 2005, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $224,000.  For the nine months ended September 30, 2005, we generated cash of $1,300,000 from the sale of our wholly-owned Singapore subsidiary, Digital Imaging Asia Pacific, offset by cash sold and direct transaction costs of $91,000.

Net cash provided by financing activities was $1,211,000 for the nine month period ended September 30, 2006 as compared to $3,254,000 for the corresponding period in 2005.  For the nine months ended September 30, 2006, we generated cash of $1,550,000 from the issuance of secured notes payable and incurred debt issuance costs of 98,000.  For the nine months ended September 30, 2006, we used cash of $215,000 for the repayment of our secured notes payable and used cash of $26,000 for the payment of dividends on our Series B Preferred Stock.   For the nine months ended September 30, 2005, we generated cash of $3,234,000 from the sale of our common stock in a private placement.  We also generated cash of $63,000 from the exercise of stock options and used cash of $17,000 for the repayments of notes payable and $26,000 for the payment of dividends on our Series B Preferred Stock.

We conduct operations in leased facilities under operating leases expiring at various dates through 2009. In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the amount of $106,000. The letter of credit expires on December 26, 2008.  We also have secured notes payable due during the next twelve months of approximately $1,335,000.

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

Changes in internal controls.  There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005, filed on April 17, 2006 and as amended on May 1, 2006, and incorporated herein by reference.  You should carefully consider these risk factors in conjunction with the other information contained in this report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of September 30, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-KSB, as amended, except as follows:

WE HAVE HAD NET LOSSES IN OUR FIVE MOST RECENT FISCAL YEARS AND CURRENTLY HAVE STOCKHOLDER’S EQUITY OF LESS THAN $6,000,000, AND AS A RESULT, AMEX MAY CONSIDER SUSPENDING OR DELISTING OUR SECURITIES FROM THE EXCHANGE.

The AMEX Company Guide provides that AMEX will normally consider suspending dealings in, or removing from the list, securities of a company which sustains net losses in its five most recent fiscal years and has  stockholders’ equity of less than $6,000,000, unless the company has total market capitalization of at least $50,000,000, or total assets and revenue of $50,000,000. We have sustained net losses during our five most recent fiscal years, and as of the year ended December 31, 2005, our stockholders’ equity dropped to $3,365,602, from $8,266,219 for the year ended December 31, 2004. We do not meet the alternative minimum market capitalization or total asset and revenue requirements. As a result, we may be considered for suspension or delisting from AMEX. During May 2006, we received notification from AMEX that we were not in compliance with certain sections of the AMEX Company Guide.  To maintain an AMEX listing, we were required to submit a plan to AMEX which demonstrates our ability to regain compliance with the continued listing standards within a maximum of 18 months.  We submitted our plan to AMEX during June 2006.  The Listing Qualifications Department of AMEX evaluated our plan and in September 2006 notified us that we had made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by the end of the plan periods which AMEX determined to be Novembeer 15, 2006 for Section 1003(a)(iv) of the AMEX Company Guide and November 30, 2007 for Sections 1003(a)(i), 10033(a)(ii) and 1003(a)(iii) of the AMEX Company Guide.   Accordingly,  in September 2006, AMEX notified us that they would continue the listing of the Company subject to us making a public announcement disclosing the fact that we are not in compliance with the continued listing standards of the Exchange and that our listing is being continued pursuant to an extension and our providing certain supporting documentation of key elements of our plan.  We made the required public announcement and provided the requested information.  We are subject to periodic review to determine if we are making progress consistent with the plan.  Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the applicable extension periods could result in the AMEX initiating delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.  There is no assurance that we will make progress consistent with the plan , or that we will be able to continue our listing on AMEX.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $67.0 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of September 30, 2006, we had an accumulated deficit of $68.8 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS AND PRIVILEGES THAT ARE SENIOR TO THE COMMON STOCK, AND WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET VALUE OF THE COMMON STOCK.

Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common shareholders, without any further vote or action by you and the other common shareholders. Your rights will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued, and, may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock.The provisions of our outstanding Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of ImageWare’s business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.

Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock. As of September 30, 2006, the Company had cumulative undeclared dividends of approximately $22,000.

ITEM 6. EXHIBITS

(a)	EXHIBITS

10.1	Commercial Lease between Union Bank of California as Trustee for Quest Group Trust VII and ImageWare Systems, Inc. dated September 7, 2006
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: November 20, 2006	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)