Form 10-K
period 2006-12-31
IMAGEWARE SYSTEMS INC
filed 2007-04-17
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period               to               .

Commission File Number

IMAGEWARE SYSTEMS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10883 Thornmint Road, San Diego, California	92127
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code):   (858) 673-8600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	American Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the issuer’s Common Stock on June 30, 2006, as reported on the American Stock Exchange was approximately $22,555,987.  Excluded from this computation were 388,315 shares of Common Stock held by all current executive officers and directors and 1,586,987 shares held by each person who is known by the registrant to own 5% or more of the outstanding Common Stock.  Share ownership information of certain persons known by the issuer to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2006. Exclusion of shares held by any person or entity should not be construed to indicate that such person or entity possesses the power, directly or indirectly, to direct or cause the direction of the management or the policies of the Registrant.

The number of shares of the registrant’s common stock outstanding as of April 11, 2007 was 14,511,721.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

IMAGEWARE SYSTEMS, INC.

2006 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

The statements contained in this Annual Report of Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: our need for additional capital, fluctuations in our operating results, continued new product introductions, market acceptance of our new product introductions, new product introductions by competitors, technological changes in the digital imaging industry, uncertainties regarding intellectual property rights and the other factors referred to herein including, but not limited to, those items discussed under “Risk Factors” below.

Trademarks

Capture the Image that Captures the Crook, C.R.I.M.E.S., FACE ID, ImageWare, Suspect ID, and Vehicle ID, are registered trademarks of the Company. Biometric Engine, WinBadge Aviation, and IWS Biometric Engine are trademarks of the Company.

All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

PART I

Item 1.  Business.

OVERVIEW

ImageWare Systems, Inc. is a leader in the emerging market for software-based identity management solutions, providing governments, public safety and justice agencies, and commercial enterprises with biometric, secure credential and law enforcement technologies.  Our “flagship” product is the IWS™ Biometric Engine™, a multi-modal biometric identity management solution specifically designed to enhance security, and eliminate identity theft and fraud.  Scalable for small city business or worldwide deployment, our IWS Biometric Engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population database sizes.  Our identification products are used to manage and issue secure credentials including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint Livescan and investigative capabilities.  Our biometric technology is now an integral part of all markets we address, and all of our products are integrated into the IWS Biometric Engine Platform.  Elements of the IWS Biometric Engine can be used as investigative tools to law enforcement potentially utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials such as Homeland Security Presidential Directive 12 (HSPD-12) Personal Identity Verification (PIV) card.

Our biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing, identifying and verifying the identities of people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government (federal, state and local), law enforcement, commercial enterprises, transportation and aviation for identification and verification purposes. Our IWS Biometric Engine is an open architected and flexible biometric identity management platform, enabling the management of population databases of virtually unlimited sizes. It is offered as a Software Development Kit (SDK) based search engine, enabling developers and systems integrators to implement a biometric identity management solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications. In addition to the SDK offering, an expanded suite of application-specific solutions based upon the IWS Biometric Engine is available, allowing users to integrate a complete packaged solution or components as needed. The IWS Biometric Engine combined with our secure credential solutions such as IWS EPI Builder or IWS Card Management, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as civil and criminal identification as well as border management and other secure environments.. It can also be utilized within our law enforcement systems to incorporate any number of various multiple biometrics into one integrated solution.

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

Our Secure Credential identity management solutions empower customers to create highly-secure, “smart” identification documents with complete ID systems. We develop, sell and support software and design systems to help facilitate the production of personal identifications from simple ID cards to highly-secure credentials with multi-biometric encoding.

Our products in this market consist of IWS EPI Suite, IWS EPI Builder (SDK), Identifier for Windows,  IWS Card Management System and IWS PrintFarm.  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, governments, public safety, schools, airports, hospitals, and commercial enterprises.

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

CORPORATE HISTORY

ImageWare Systems, Inc., formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987.  From the inception until 1995, we designed and sold software products for the photo entertainment industry.  In late 1994, we sold our photo entertainment line of products, and utilized our core technologies to develop and sell products to law enforcement agencies.  In 1994 our company was sold to a new ownership and we embarked upon the design and creation of digital imaging based software products for law enforcement.  From 1995 to early 2000 our business consisted only of our law enforcement products.  We completed our initial public offering in April 2000.  At that time we recognized that our core imaging technology and industry expertise positioned us to enter other and larger markets, and we targeted the digital identification market for diversification.  It was a fragmented market which offered us the opportunity to establish market share through an acquisition program.  On August 22, 2000, we acquired Imaging Technology Corporation (“ITC”), a privately held developer of software and software systems for digital identification documents.  On September 29, 2000, we purchased Goddard Technology Corporation (“Goddard”), a privately held developer of software identification badging systems. On March 30, 2001, we purchased substantially all the assets of G & A Imaging Ltd. (“G & A”), a privately held developer of software and software systems for digital identification documents.  These three acquisitions, along with the internal development of digital ID solutions for some of our law enforcement customers, firmly placed us in the market for digital ID software.  In 2001, ID software and systems became our largest product segment.

RECENT EVENTS

The terrorist attacks on September 11, 2001, impacted business.  The law enforcement and digital identification markets, although seen as markets which would ultimately benefit from increased spending on security, were negatively impacted in 2002 through 2004 by the tendency for the delay in purchasing decisions, awaiting guidance and funding from the government and the use of available funding for payment of overtime expenditures incurred due to heightened security alerts.  As we recognized the impact September 11 was having on our markets we continued our efforts to reduce costs through continued consolidation of our businesses and cost reduction.  Since 2002 ,we have consolidated resources, closed offices and moved several operations to our offices in San Diego, California and Ottawa, Canada.

In the fourth quarter of 2003 we took actions to reposition our foreign sales offices to lower fixed costs and pursue significant international identification and secure credential projects utilizing the Company’s software technologies as our primary differentiator.   These offices had historically emphasized the resale of third party merchandise (hardware and consumables) which generated lower gross margins than software and required significant fixed costs for sales, service and support.   Although these measures

have resulted in lower top line revenue in the short term, management believes that we will be able to replace the lost revenue with higher margin software sales while continuing to enjoy the lower fixed costs.

We have continued to reduce our costs with respect to our foreign sales offices in 2005 with the sale of our Singapore subsidiary in the first quarter of 2005 and the fourth quarter decision to close our German sales office in early 2006.  These actions were the result of our strategy to address international markets for large identity management projects through local and US based strategic partners with a local sales and service presence and to manage international channel partners for our boxed ID Software from our US offices.

In furtherance of our strategy to more efficiently address both domestic and international markets for large identity management projects, in the fourth quarter of 2006, we completed the sale of our entire Digital Photography (“PDI”) product line.  We sold this component because it incurred significant operating losses in each of the last five years and has lost significant market share in the last three years.  The assets sold consisted primarily of a suite of software and related inventory including source, copyrights, trademarks, documentation and client base.

INDUSTRY BACKGROUND

Biometrics and Secure Credential Markets

We believe the biometric identity management market will continue to grow as the role of biometrics becomes more widely adopted for enhancing security and complying with new government regulations such as HSPD-12. Our biometric and secure credentialing solutions are meeting the demands for true multi-modal biometric identity management systems, as well as providing scalability to support evolving functionality.

As a result of HSPD-12, government organizations are required to adopt new processes for verifying the identity of employees and contractors as well as controlling access to secure facilities and information systems. In response to the strict requirements set forth by the Federal government, ImageWare enhanced its IWS Biometric Engine and secure credentialing product suite by adding card management and card printing modules which enable the offering of end-to-end support for PIV-I and PIV-II business processes, technical requirements, as well as the ability to partner with leading physical and logical access control vendors for logistics and deployment considerations.

Our technology also has applications in markets related to secure credentials, identification and access control (physical and logical) in the public and private sectors.  Organizations concerned with security can use our technology to create secure “smart” identification cards that can be instantly checked against a database of facial images or other biometrics to prevent unauthorized access to secure areas. We believe potential customers in these markets include, among others, large corporations, border crossings (land, air and sea), airports, hospitals, universities and government agencies.

Identification systems have historically been sold based upon the cost-savings digital systems offer over traditional photo-based systems. We believe that the ability to easily capture images and data in a digital database and to enable immediate and widespread access to that database for remote identification/verification will be a functionality that customers will require in the future and that such functionality will be one of the primary drivers for future growth within this market. We are able to provide field-proven identification products with high quality reference accounts across the board in terms of size and complexity of systems and user requirements. When combined with our proven biometric and Web capabilities, we believe we can provide a leading product offering into the biometrically-enabled secure credential market.

Law Enforcement and Public Safety Markets

The United States law enforcement and public safety markets are composed of federal, state and local law enforcement agencies.  Our target customers include local police departments, sheriffs’

departments and offices, primary state law enforcement agencies, prisons, special police agencies, county constable offices, and federal agencies such as the FBI and the DEA.  We are also targeting agencies in foreign countries for our biometric and law enforcement solutions.

We believe the September 11, 2001, terrorist attacks and subsequent creation of the Department of Homeland Security has accelerated the adoption of digital identification systems. Law enforcement customers are demanding end-to-end solutions that incorporate robust features and functionalities such as biometric and secure credentialing capabilities, as well as instant access to centrally maintained records for real time verification of identity and privileges.

The U.S. federal government has promoted the development and use of nationwide criminal history record databases called the Interstate Identification Index (“III”) and the National Crime Information Center (“NCIC”), each consisting of on-line national and regional databases dedicated to serving criminal justice agencies. The Interstate Identification Index is maintained by the FBI and includes persons arrested for felonies or serious misdemeanors. The FBI has indicated that this index will accept photographs in the future. We anticipate that the inclusion of digital images in these databases will increase the value of digital booking systems and the demand for facial recognition applications. Since the September 11, 2001, terrorist attack on the U.S. there has been significant discussion at the federal and state levels of government regarding the need for federal, state and local agencies to share information. We anticipate that the movement toward sharing of information will accelerate the adoption of systems such as ImageWare’s by law enforcement agencies at all levels.

PRODUCTS AND SERVICES

Our multi-biometric identity management and secure credentialing products provide complete and interoperable solutions with features and functions required throughout the entire identity management life-cycle, enabling users the flexibility to make use of any desired options, such as identity proofing and enrollment, card issuance, maintenance and access control. Our solutions offer a significant benefit that one vendor’s solution is used throughout the various stages, from establishing an applicant’s verified identity, to issuance of smart card based credentials, to the usage and integration to physical and logical access control systems.

The solution improves the integrity and authenticity of access control to facilities and information systems, as well as enhance security, increase efficiency, reduce identity fraud, and protect personal privacy.

We categorize our identity management products and services into three basic markets: (1) Biometrics, (2) Secure Credential, and (3) Law Enforcement and Public Safety. Our biometric product line consists of the following:

Biometrics

IWS BIOMETRIC ENGINE

This is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes without regard to hardware or algorithm.  Searches can be 1:1 (verification), 1:N (identification), X:N (investigative) and N:N (database integrity). IWS Biometric Engine is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, signature, DNA, signature, voice, 3D face and retina. IWS Biometric Engine is a second-generation solution from ImageWare Systems that is based on field-proven ImageWare technology solutions that have been used to manage millions of biometric records since 1997 and is ideal for a variety of applications including: criminal booking, background checks (civil and criminal), watch list, visa/passport and border control (air, land and sea), physical and logical access control, and other highly-secure identity management environments.

IWS Biometric Engine is scalable, and biometric images and templates can be enrolled either live

or offline.   Because it stores the enrolled images, a new algorithm can be quickly converted to support new or alternate algorithms and capture devices. The Biometric Engine is built to be hardware “agnostic”, and currently supports over 107 hardware capture devices and over 93 biometric algorithms.

In 2006, ImageWare launched an expanded suite of application solutions based on the award-winning IWS Biometric Engine. The IWS Biometric Engine has previously been available as a Software Development Kit (SDK), as well as a platform for custom configurations to meet specific customer requirements. The added suite of products provide government, law enforcement, border management and enterprise businesses, a wide variety of application-specific solutions that address specific government mandates and technology standards. It also provides the ability to integrate into existing legacy systems and expand based upon specific customer requirements. This enables users to integrate a complete solution or components as needed. The new application suite of products include complete packaged solutions for:

•                  HSPD-12 Personal Identity Verification (PIV)

•                  Border Management

•                  ePassport & eVisa

•                  Applicant Identity Vetting

•                  Mobile Acquisition

•                  Disaster Management

•                  Physical Access Control

•                  Single-Sign-On and Logical Access Control

IWS PIV MANAGEMENT APPLICATION

ImageWare provides a set of Enterprise Server products within our complete PIV solution, and these software products supply server-based features and functions, while the use case for PIV requires client-based presentation of PIV data and workflow.  The IWS PIV Management Application supplies the web-based graphical user interface that presents the user or client interface to the various server functions.  Furthermore, since the server-based applications perform specific functions for specific phases of the PIV life-cycle, these server-based applications need to be bound together with additional workflow processes.  Again, the IWS PIV Management Application meets this need with software modules that interface and interconnect the server-based applications.

IWS PIV MIDDLEWARE

The IWS PIV Middleware product, which is NIST certified and listed on the GSA approved product list, is a library of functions that connect a card reader & PIV card on the hardware side with a software application. The library implements the specified PIV Middleware API functions that support interoperability of PIV Cards.  This ImageWare software has been developed in conformance with the FIPS-201 specification, and the software has been certified by the NIST Personal Identification Verification Program (NPIVP) Validation Authority as being compliant.

IWS BACKGROUND SERVER

The IWS Background Server is a software application designed specifically for government and law enforcement organizations to support the first stage of biometric identity management functions such as identity proofing and vetting. IWS Background Check Server automatically processes the submission of an applicant’s demographic and biographic data to investigative bureaus for background checks prior to issuing a credential.

IWS DESKTOP SECURITY

IWS Desktop Security is a highly flexible, scalable and modular authentication management platform that is optimized to enhance network security and usability. This architecture provides an additional layer of security to workstations, networks and systems through advanced encryption and authentication technologies. Biometric technologies (face, fingerprint, iris, voice or signature), can be seamlessly coupled with TPM chips to further enhance corporate security. USB tokens, smart cards and RFID technologies can also be readily integrated. Additional features include:

•                                       Support for multiple authentication tools including Public Key Infrastructure (PK1) within a uniformed  platform and privilege Management Infrastructure (PMI) technology to provide more advanced access control services and assure authentication and data integrity.

•                                       Integration with IWS Biometric Engine for searching and match capabilities (1:1, 1:N and X:N)

•                                       Integration with IWS EPI Builder for the production and management of secure Credentials

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

•                                       Supports various operating systems, including Microsoft Windows 2000, Windows XP, And Windows Server 2003.

IWS BIOMETRIC QUALITY ASSESSMENT & ENHANCEMENT (IWS Biometric IQA&E)

The IWS Biometric IQA&E is a biometric image enhancement and assessment solution that assists government organizations with the ability to evaluate and enrich millions of biometric images automatically, saving time and costs associated with biometric enrollment while maintaining image and database integrity.

The IWS Biometric IQA&E improves the accuracy and effectiveness of biometric template enrollments. The software may be used standalone or in conjunction with the IWS Biometric Engine. IWS Biometric IQA&E provides automated image quality assessment with respect to relevant image quality standards from organizations such as International Civil Aviation Organization (ICAO) National Institute of Standards and Technology (NIST), International Organization for Standards (ISO) and American Association of Motor Vehicle Association (AAMVA). IWS Biometric IQA&E also enables organizations to conduct multi-dimensional facial recognition which further enhances accuracy for numerous applications including driver licenses, passports and watch lists.

IWS Biometric IQA&E automatically provides real-time biometric image quality analysis and feedback to improve the overall effectiveness of biometric images thus increasing the biometric verification performance, and maintaining database and image data integrity. IWS Biometric IQA&E provides a complete platform that includes an image enhancement library for biometric types including face, finger and iris.

Secure Credential

Our Identification and Secure Credential Products consist of the following products:

IWS CARD MANAGEMENT

The IWS Card Management System (CMS) is a comprehensive solution to support and manage the issuance of smart cards complete with the following capabilities:

•                                          Biometric enrollment and identity proofing with Smart Card encoding of biometrics

•                                          Flexible models of central or distributed issuance of credentials

•                                          Customizable card life-cycle workflow managed by the CMS

Integration of the CMS data with other enterprise solutions, such as physical access control and logical access control (i.e. Single-Sign-On – SSO)

IWS EPI SUITE

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

IWS EPI BUILDER

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

IDENTIFIER FOR WINDOWS

This family of products combines the ability to capture photographic images digitally with the ability to create a database and to print identification cards. Identifier for Windows offers a powerful, versatile, and user-friendly application which can be used by schools, hospitals, corporations and governments.

IWS PRINTFARM

While it is the last stage of PIV Card Issuance, the PIV smart card printing process is by no means the least important stage.  Production printing of tens of thousands of PIV cards requires a significant investment and a well-engineered system.  The IWS EPI PrintFarm software offers a cost-effective yet high-performance method for high-volume card printing.

IWS PIV ENCODER

PIV smart cards must be programmed with specific mandatory data, digital signatures and programs in order to maintain the interoperability as well as the security features specified for the cards. The IWS PIV Encoder could be considered to be complex device driver that properly programs the PIV smart cards.  The Encoder interacts with the Card Management System for data payload elements. It interacts with the Certificate Authority to encrypt or sign the PIV smart card data with trusted certificates. Finally, it acts as the application-level device driver to make the specific PIV smart card encoding system properly program the smart card, regardless if the system is a standalone encoding system or one integrated into a card printer.

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

IWS LAW ENFORCEMENT

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

CAPTURE

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

LIVESCAN

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

INVESTIGATIVE

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

FACIAL RECOGNITION

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

SUSPECT ID

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

WIRELESS

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

PDA

The PDA module is a powerful investigative tool that allows officers to access IWS Law Enforcement booking photos and related data in the field on a handheld Pocket PC compatible device.

Maintenance and Customer Support

As part of our installation of a system, we offer to train our customers’ employees as to the effective use of our products. We offer training both on-site and at our facilities. We offer on-site hardware support to our customers, generally within 24 hours of the customer request. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support. Customer support services typically provide us with annual revenue of 12% to 18% of the initial sales price of the hardware and software purchased by our customers.  Maintenance revenues typically account for approximately 21% to 25% of our total revenues.

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

OUR STRATEGY

Key elements of our strategy for growth include the following:

Penetrate the Biometrics, Access Control and Identification Markets

We believe security issues are becoming increasingly important among public agencies, corporations, hospitals, universities and similar organizations. We believe that the September 11, 2001,

terrorist attacks and the subsequent establishment of the Department of Homeland Security and the movement by governments around the world to authenticate the identity of their citizens will accelerate the adoption of biometric identification systems that can provide secure credentials and instant access to centrally maintained records for real time verification of identity and access (physical and logical) privileges. Using our products, an organization can create secure credentials that correspond to images in a digital database. A border guard or customs agent can stop an individual to quickly and accurately verify his identity against a database of authorized persons, and either allow or deny access as required. Our technology can also be applied in other markets to facilitate activities such as federal identification mandates while complying with personal identification verification standards (HSPD-12), International Civil Aviation Organization (ICAO) standards, American Association of Motor Vehicle Administrators (AAMVA) driver licenses, voter registration, immigration control and welfare fraud identification.

With the identity management market growing at a rapid pace, biometric identifiers are becoming recognized and accepted as integral components to the identification process in the public and private sectors.  As biometric technologies (facial recognition, fingerprint, iris, etc) are adopted, identification systems must be updated to enable their use in the field.  We have built our solutions to enable the incorporation of one or multiple biometrics, which can be associated with a record and stored both in a database and on a card for later retrieval and verification without regard to the specific hardware employed.  We believe the increasing demand for biometric technology will drive demand for our solutions which enable their use by end users.  Our identity management products are built to accommodate the use of biometrics and meet the demanding requirements across the entire identity life cycle.

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

SALES AND MARKETING

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. We have sales and account representatives based in Canada, and domestically in Virginia, Maryland, Texas, Illinois, and California. Geographically, as of March 1, 2007, our sales and marketing force consists of 13 persons in the United States and one person in Canada.

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

CUSTOMERS

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. The customer base for our digital identification systems includes domestic and foreign government agencies, universities, airports, and private sector companies, many of which are Fortune 500 or Fortune 1000 companies. In 2006, Raytheon Company accounted for approximately 21% of our revenues.  In 2005 and 2004, there was no single customer who accounted for more than 10% of our revenues.

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

Our law enforcement product line faces competition from other companies such as Printrak International, Inc., DataWorks Plus, and Cogent Systems, Inc.  Internationally, there are often a number of local companies offering solutions in most countries. Many of our competitors’ products in this niche offer basic image capture and storage, but lack the functionality of integrated investigative products, including facial recognition and image editing and enhancement.

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

•                                          searches can be 1:1 (verification), 1:N (identification) and X:N (investigative); and N:N (database integrity)

•                                          the system is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, DNA, signature, voice, and 3D face and retina;

Our multi-biometric product faces competition from L-1Identity Solutions, Inc., Ireland-based Daon, and French-based Sagem neither of which have offerings with the scope and flexibility of our IWS Biometric Engine.

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

We regard our software as proprietary and retain title to and ownership of the software we develop.  We attempt to protect our rights in the software primarily through trade secrets.  We have not published the source code of most of our software products and require employees and other third-parties who have access to the source code, other trade secret information, to sign confidentiality agreements acknowledging our ownership and the nature of these materials as our trade secrets.

Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of our products.  While our competitive position could be threatened by disclosure or reverse engineering of this proprietary information, we believe that copyright and trademark protection are less important than other factors such as the knowledge, ability, and experience of our personnel, name recognition and ongoing product development and support.

Our software products are licensed to end users under a perpetual, nontransferable, nonexclusive license that stipulates which modules can be used and how many concurrent users may use them.  These forms of licenses are typically not signed by the licensee and may be more difficult to enforce than signed agreements in some jurisdictions.

Although our products have never been the subject of an infringement claim, we cannot assure that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into royalty arrangements or result in costly litigation.

RESEARCH AND DEVELOPMENT

Our research and development team is made up of 23 programmers, engineers and other employees. We also contract with outside programmers for specific projects as needed. We spent approximately $3.5million, $2.8 million and $2.3 million on research and development in 2006, 2005 and 2004, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

EMPLOYEES

As of March 1, 2007, we had a total of 74 full-time employees. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk. before investing in our common stock, you should consider carefully the specific risks detailed in this “Risk Factors” section and any applicable prospectus supplement, together with all of the other information contained in this prospectus and any prospectus supplement. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have had net losses in our five most recent fiscal years and currently have stockholder’s equity of less than $6,000,000, and as a result, the American Stock Exchange (“AMEX”), may consider suspending or delisting our securities from the exchange.

The AMEX Company Guide provides that AMEX will normally consider suspending dealings in, or removing from listing, securities of a company which sustains net losses in its five most recent fiscal years and has stockholders’ equity of less than $6,000,000, unless the company has total market capitalization of at least $50,000,000, or total assets and revenue of $50,000,000. We have sustained net losses during our five most recent fiscal years, and as of the year ended December 31, 2006, our stockholders’ equity dropped to $1,319,890, from $3,365,602 for the year ended December 31, 2005. We do not currently meet the alternative minimum market capitalization or total asset and revenue requirements. As a result, we may be considered for suspension or delisting from AMEX. During May 2006, we received notification from AMEX that we were not in compliance with certain sections of the AMEX Company Guide. To maintain an AMEX listing, we were required to submit a plan to AMEX which demonstrates our ability to regain compliance with the continued listing standards within a maximum of 18 months. We submitted our plan to AMEX in June 2006. The Listing Qualifications Department of AMEX evaluated our plan and in September 2006 notified us that we had made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by the end of the plan periods, which AMEX determined to be November 15, 2006 for Section 1003(a)(iv) of the AMEX Company Guide and November 30, 2007 for Sections 1003(a)(i), 10033(a)(ii) and 1003(a)(iii) of the AMEX Company Guide.  Accordingly, in September 2006, AMEX notified us that they would continue the listing of the Company subject to us making a public announcement disclosing the fact that we are not in compliance with the continued listing standards of the exchange and that our listing is being continued pursuant to an extension and our providing certain supporting documentation of key elements of our plan. We made the required public announcement and provided the requested information. We are subject to periodic review to determine if we are making progress consistent with the plan. Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the applicable extension periods could result in AMEX initiating delisting proceedings. There is no assurance that we will make progress consistent with the plan, or that we will be able to continue our listing on AMEX.

We have a history of significant recurring losses totaling approximately $70 million, and these losses may continue in the future.

As of December 31, 2006, we had an accumulated deficit of $70.3 million, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses.

Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future. We may experience fluctuations in our quarterly results of operations as a result of:

•                  varying demand for and market acceptance of our technology and products;

•                  changes in our product or customer mix;

•                  the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•                  our ability to introduce, certify and deliver new products and technologies on a timely basis;

•                  the announcement or introduction of products and technologies by our competitors;

•                  competitive pressures on selling prices;

•                  costs associated with acquisitions and the integration of acquired companies, products and technologies;

•                  our ability to successfully integrate acquired companies, products and technologies;

•                  our accounting and legal expenses; and

•                  general economic conditions.

These factors, some of which are not within our control, may cause the price of our stock to fluctuate substantially. To respond to these and other factors, we may need to make business decisions that could result in failure to meet financial expectations. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. Most of our expenses, such as employee compensation, inventory and debt repayment obligations, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our revenue for a particular period were below our expectations, we would not be able to proportionately reduce our operating expenses for that period. Any revenue shortfall would have a disproportionately negative effect on our operating results for the period.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

We have received a report from Stonefield Josephson, Inc., our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended December 31, 2006, which included an explanatory paragraph stating that the consolidated financial statements were prepared assuming we will continue as a going concern. The report also stated that our substantial net losses and monetary liabilities have raised substantial doubt about our ability to continue as a going concern. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, to raise additional capital and to sell our products, and could have a material adverse effect on our business, financial condition and results of operations.

We currently have limited cash resources and we will require additional funding to finance our working capital requirements for the next twelve months.

We currently have limited cash resources and we will require financing to fund our anticipated working capital requirements for at least the next twelve months. If we are not able to generate positive cash flows from operations in the near future, we will be required to seek additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock. Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. In addition, our ability to raise additional capital may be dependent upon our common stock being listed on AMEX. We cannot guarantee that we will be able to satisfy the criteria for continued listing on AMEX.

We depend upon a small number of large system sales ranging from $500,000 to in excess of $2,000,000, and we may fail to achieve one or more large system sales in the future.

In the past three years, we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $500,000 to $2,000,000. As a result, if we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts and investors, in which case the market price of our common stock may decrease significantly.

Our lengthy sales cycle may cause us to expend significant resources for as long as one year in anticipation of a sale to certain customers, yet we still may fail to complete the sale.

When considering the purchase of a large computerized identity management system, a government agency may take as long as one year to evaluate different systems and obtain approval for the purchase. If we fail to complete a sale, we will have expended significant resources and received no revenue in return. Generally, agencies consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with their current systems, product reliability and their own budgetary constraints. While potential customers are evaluating our products and before they place an order with us, we may incur substantial selling costs and expend significant management effort to accomplish a sale.

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

We occasionally act as a subcontractor to systems integrators who manage large projects that incorporate our systems, particularly in foreign countries. We cannot control these companies, and they may decide not to promote our products or may price their services in such a way as to make it unprofitable for us to continue our relationship with them. Further, they may fail to perform under agreements with their customers, in which case we might lose sales to these customers. If we lose our relationships with these companies, our business may suffer.

If the patents we own or license, or our other intellectual property rights, do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our rights to the technologies used in our products. We rely on patent protection, trade secrets, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office (“PTO”) may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the claims included in our patents.

Our issued and licensed patents and those that may be issued or licensed in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Additionally, upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. We also must rely on contractual rights with the third parties that license technology to us to protect our rights in the technology licensed to us. Although we have taken steps to protect our intellectual property and technology, there is no assurance that competitors will not be able to design around our patents. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and intellectual property assignment agreements with our employees. However, such agreements may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we rely on the use of registered and common law trademarks with respect to the brand names of some of our products. Our common law trademarks provide less protection than our registered trademarks. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.

Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

If third parties claim that we infringe their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling certain products.

Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. We face the risk of claims that we have infringed on third parties’ intellectual property rights. Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which is not as yet a matter of public knowledge, or claimed trademark rights that have not been revealed through our availability searches. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could:

•                  increase the cost of our products;

•                  be expensive and time consuming to defend;

•                  result in us being required to pay significant damages to third parties;

•                  force us to cease making or selling products that incorporate the challenged intellectual property;

•                  require us to redesign, reengineer or rebrand our products;

•                  require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, the terms of which may not be acceptable to us;

•                  require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification to such parties for intellectual property infringement claims;

•                  divert the attention of our management; and

•                  result in our customers or potential customers deferring or limiting their purchase or use of the affected products until the litigation is resolved.

In addition, new patents obtained by our competitors could threaten a product’s continued life in the market even after it has already been introduced.

Existing or future acquisitions of businesses could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses successfully into our existing operations or if we discover previously undisclosed liabilities.

We completed the acquisitions of several companies, including G&A Imaging Ltd. (“G&A”), and we plan to continue to review potential acquisition candidates. Our business and our strategy include building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. Even if we complete acquisitions, we may experience:

•                  difficulties in integrating any acquired companies, personnel and products into our existing business;

•                  delays in realizing the benefits of the acquired company or products;

•                  diversion of our management’s time and attention from other business concerns;

•                  limited or no direct prior experience in new markets or countries we may enter;

•                  higher costs of integration than we anticipated; and

•                  difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.

In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets. We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance and product liabilities that we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, financial condition and results of operations.

We operate in foreign countries and are exposed to risks associated with foreign political, economic and legal environments and with foreign currency exchange rates.

With our acquisition of G&A, we have significant foreign operations.  As a result, we are exposed to risks, including among others, risks associated with foreign political, economic and legal environments and with foreign currency exchange rates. Our results may be adversely affected by, among other things, changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversions, remittance abroad and rates and methods of taxation.

RISKS RELATED TO OWNING OUR STOCK

The holders of our preferred stock have certain rights and privileges that are senior to our common stock, and we may issue additional shares of preferred stock without stockholder approval that could have a material adverse effect on the market value of the common stock.

Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by you and the other common stockholders. Your rights will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued, and, may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. At December 31, 2006 we had two series of preferred stock outstanding, Series B preferred stock and Series C 8% convertible preferred stock.  In March 2007, we issued 1,500 shares of the Company’s Series D 8% Convertible Preferred Stock (the “Series D Preferred Stock”) at a stated value of $1,000 per share for aggregate gross proceeds of $1,500,000.

The provisions of our Series B preferred stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of ImageWare’s business, the holders of the Series B preferred stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B preferred stock we are obligated to pay cumulative cash dividends on shares of Series B preferred stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock. As of December 31, 2006, the Company had cumulative undeclared dividends on the Series B preferred stock of approximately $9,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B preferred stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series C Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of December 31, 2006, the Company had cumulative undeclared dividends on the Series C Preferred Stock of approximately $25,000.

Our stock price has been volatile, and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price you pay for those shares due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors.

Some specific factors that may have a significant effect on our common stock market price include:

•                  actual or anticipated fluctuations in our operating results or future prospects;

•                  our announcements or our competitors’ announcements of new products;

•                  the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•                  strategic actions by us or our competitors, such as acquisitions or restructurings;

•                  new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•                  changes in accounting standards, policies, guidance, interpretations or principles;

•                  changes in our growth rates or our competitors’ growth rates;

•                  developments regarding our patents or proprietary rights or those of our competitors;

•                  our inability to raise additional capital as needed;

•                  concern as to the efficacy of our products;

•                  changes in financial markets or general economic conditions;

•                  sales of common stock by us or members of our management team; and

•                  changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally.

Our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Raising funds through the issuance of equity securities will dilute the ownership of our existing stockholders. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

If registration rights that we have previously granted are exercised, then the price of our common stock may be adversely affected.

We have agreed to register with the SEC shares of common stock underlying our outstanding Series D Preferred Stock and warrants to purchase an aggregate of 848,676 shares of common stock. In the event these securities are registered with the SEC, they may be freely sold in the open market provided the registration statement under which such securities are registered remains effective and subject to trading restrictions to which our insiders holding the shares may be subject from time to time. We expect that we also will be required to register any securities sold in future private financings. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes preferred stocks, which carry special rights, including voting and dividend rights. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

Future sales of our common stock could adversely affect its price.

Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances.

We do not expect to pay cash dividends on our common stock for the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of our Series B preferred stock and Series C Preferred Stock directly limit our ability to pay cash dividends on our common stock.

Securities analysts may not continue to cover our common stock or may issue negative reports, and this may have a negative impact on our common stock’s market price.

There is no guarantee that securities analysts will continue to cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about our business or us. If one or more of the analysts who cover us downgrades our stock, our stock price may decline rapidly. If one or more of these analysts ceases coverage of ImageWare, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached between the SEC, other regulatory analysts and a number of investment banks in April 2003, may lead to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will now be required to contract with independent financial analysts for their stock research. It may be difficult for companies with smaller market capitalizations, such as our company, to attract independent financial analysts that will cover our common stock, which could have a negative effect on our market price.

The large number of holders and lack of concentration of ownership of our common stock may make it difficult for us to reach a quorum or obtain an affirmative vote of our stockholders at future stockholder meetings.

Our stock is held in a large number of individual accounts with no one registered holder or group of registered holders individually accounting for more than 5% of our outstanding common stock. As a result, it may be difficult for us to reach a quorum or obtain an affirmative vote of a majority of our stockholders where either of those thresholds are measured based on the total number of shares of our common stock outstanding. Difficulty in obtaining a stockholder vote could impact our ability to complete any financing or strategic transaction requiring stockholder approval or effect basic corporate governance changes, such as an increase in the authorized number of shares of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in San Diego, California where we occupy approximately 16,000 square feet of office space and approximately 1,000 square feet of warehouse space. Our lease for this facility continues through September 2008 at a cost of approximately $20,100 per month.  We occupy 10,000 square feet in Gatineau, Province of Quebec. These premises are leased until May 2009, at a cost of approximately $15,800 per month. We occupy 3,470 square feet of office space in Portland, Oregon at a cost of approximately $7,200 per month.  Our lease for this facility continues through October 2009.

Item 3. Legal Proceedings.

We are periodically engaged in litigation in the ordinary course of business and do not believe that any of such litigation is material to our ongoing operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our Common Stock trades under the symbol “IW” on the American Stock Exchange.

The following table sets forth the high and low sales prices per share for our Common Stock as reported by the American Stock Exchange for each quarter in 2005 and 2006:

2005 Fiscal Quarters	High	Low
First Quarter	$3.380	$2.190
Second Quarter	$3.890	$3.000
Third Quarter	$3.390	$2.150
Fourth Quarter	$2.250	$1.520

2006 Fiscal Quarters	High	Low
First Quarter	$2.540	$1.350
Second Quarter	$2.560	$1.580
Third Quarter	$2.300	$1.110
Fourth Quarter	$2.250	$1.200

There is no public trading market for our preferred stock.

Holders.

As of March 25, 2007, there were approximately 2,400 holders of record of our Common Stock.

Dividends.

We have never declared or paid dividends on our Common Stock and do not anticipate paying any cash dividends on our shares of Common Stock in the foreseeable future. We are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common Stock.  The holders of our Series C Preferred Stock are entitled to receive cumulative dividends, at the option of the Company, payable (i) in common stock upon conversion of the Series C Preferred Stock, or (ii) in cash after the payment of cash dividends to the holders of our Series B Preferred Stock at the rate of 8% per annum (as a percentage of stated value per share).  As of December 31, 2006, the Company had cumulative undeclared dividends of approximately $9,000 relating to our Series B Preferred Stock and approximately $25,000 relating to our Series C Preferred Stock.

Repurchases.

We did not repurchase any shares of our common stock during fiscal 2006.

Item 6. Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2006, 2005, and 2004, and the consolidated balance sheet data at December 31, 2006 and 2005 are derived from our Consolidated Financial Statements that have been included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002 and consolidated balance sheet data at December 31, 2004, 2003, and 2002 are derived from audited consolidated financial statements not included in this Form 10-K.    The historical results of operations are not necessarily indicative of future results.

STATEMENT OF OPERATIONS DATA:

	Year ended December 31,
	2006	2005(1)	2004(1)	2003(1)	2002(1)

Revenues	$10,189,566	$9,174,173	$9,176,865	$14,147,971	$16,506,727
Cost of revenues	$3,180,166	$3,910,693	$3,106,256	$6,745,616	$7,515,211
Gross profit	$7,009,400	$5,263,480	$6,070,609	$7,402,355	$8,991,516
Operating expenses	$12,082,482	$12,179,936	$9,824,470	$11,114,469	$12,144,457
Interest (income) expense, net	$564,524	$(53,288)	$5,172,193	$6,960,140	$655,033
Other (income) expense, net	$(119,330)	$(166,390)	$(187,640)	$(207,046)	$(53,575)
Loss from continuing operations before income taxes	$(5,518,276)	$(6,696,778)	$(8,738,414)	$(10,465,208)	$(3,754,399)
Income tax expense	$—	$—	$—	$61,735	$120,341
Loss from continuing operations	$(5,518,276)	$(6,696,778)	$(8,738,414)	$(10,526,943)	$(3,874,740)
Discontinued operations	$(407,939)	$(1,658,926)	$(900,185)	$(208,850)	$(974,190)
Net loss	$(5,926,215)	$(8,355,704)	$(9,638,599)	$(10,735,793)	$(4,848,930)

Basic loss per share:
Net loss - continuing operations	$(0.41)	$(0.53)	$(0.75)	$(1.78)	$(0.72)
Net loss - discontinued operations	$(0.03)	$(0.13)	$(0.08)	$(0.04)	$(0.18)
Net loss	$(0.44)	$(0.66)	$(0.83)	$(1.81)	$(0.90)
Weighted-average shares (basic and diluted)	13,592,841	12,731,304	11,739,819	5,953,801	5,483,973

BALANCE SHEET DATA:

Cash	$938,553	$741,184	$2,911,765	$578,093	$214,934
Accounts receivable, net	$1,721,892	$1,340,154	$1,797,120	$1,449,968	$3,294,932
Inventories, net	$57,990	$207,833	$1,096,796	$804,526	$1,882,082
Other current assets	$137,609	$218,549	$247,548	$204,065	$422,382
Property and equipment, net	$351,700	$423,887	$510,270	$634,966	$1,040,915
Other and pension assets	$784,459	$738,238	$733,796	$726,414	$803,826
Intangibles, net	$141,294	$218,400	$764,125	$1,120,675	$1,561,545
Goodwill	$3,415,647	$3,415,647	$5,297,627	$5,297,627	$5,297,627
Total assets	$7,549,144	$7,303,892	$13,359,047	$10,816,334	$14,518,246
Total current liabilities	$5,212,961	$2,808,760	$4,281,140	$3,311,964	$6,958,314
Long-term liabilities	$1,016,293	$1,129,530	$811,688	$4,192,605	$1,658,432
Total liabilities	$6,299,254	$3,938,290	$5,092,828	$7,504,569	$8,616,746
Total shareholders’ equity	$1,319,890	$3,365,602	$8,266,219	$3,311,765	$5,901,500

(1) Results of operations as presented have been restated to exclude the results of operations of our Digital Photography and Digital Imaging Asia Pacific components due to these components being classified as discontinued operations due to their sale in November 2006 and March 2005, respectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under “Risk Factors” in Item 1A above.  Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

ImageWare Systems, Inc. is a leader in the emerging market for software-based identity management solutions, providing biometric, secure credential and law enforcement technologies.  Our “flagship” product is the IWS Biometric Engine™.  Scalable for small city business or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint Livescan and investigative capabilities.  The biometric technology is now an integral part of all markets we address, and all of our products are integrated into the Biometric Engine Platform.  Elements of the biometric engine can be used as investigative tools to law enforcement potentially utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

The following are our critical accounting policies because we believe they are both important to the portrayal of our financial condition and results of operations and require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page F-7.

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

•                  Long-term fixed-price contracts involving significant customization

•                  Fixed-price contracts involving minimal customization

•                  Software licensing

•                  Sales of computer hardware and identification media

•                  Postcontract customer support (PCS)

The Company’s revenue recognition policies are consistent with U. S. GAAP including Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”, Securities and Exchange Commission Staff Accounting Bulletin 104 , Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables”, and Emerging Issues Task Force Issue 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

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

For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page F-7.

Allowance for Doubtful Accounts

We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay.  We determine the amount of allowance by analyzing historical losses, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was $2,032,000, net of allowance for doubtful accounts of $483,000 for the year ended December 31, 2006.

Valuation of Goodwill, Other Intangible and Long-Lived Assets

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,557,000 for the year ended December 31, 2006.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.  Completion of our initial impairment test indicated there was no goodwill impairment.  We also performed our annual impairment review as of December 31, 2005, based upon our 2006 operating plan  This annual impairment review indicated there was goodwill impairment in our Digital Photography segment as of December 31, 2005, and accordingly, we recorded an impairment loss in the 2005 Consolidated Statement of Operations.  Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management.  The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies.  This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation.  As a result of our operation in one market segment, such segment being identity management, our 2006 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired.

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

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset.  Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.  We recorded no impairment losses for long-lived or intangible assets during the twelve months ended December 31, 2006 and 2004. In 2005, we recorded an impairment charge of approximately $253,000 related to our intangible asset for certain trademark and tradenames carried in our Identification segment.  This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows.  The impairment loss is recorded as a component of “Operating expenses” in the Statement of Operations for 2005.  There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.  There can be no assurance that intangible asset impairment will not occur in the future.

Stock-Based Compensation

Upon adoption of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our consolidated financial statements for the twelve months ended December 31, 2006.  We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 and Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following management’s discussion and analysis or plan of operation is based primarily upon our Identity Management segment.  Results as presented do not contain the results of our Digital Photography component nor our wholly-owned subsidiary, Digital Imaging Asia Pacific, due to these components being classified as discontinued operations due to the sale of Digital Photography in November 2006 and Digital Imaging Asia Pacific in the first fiscal quarter of 2005.

Revenues

Product Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2006	Change	2005	Change	2004

Product revenues:
Software and Royalties	$5,889,262	46%	$4,036,856	-12%	$4,591,854
Percentage of total net product revenue	77%	21%	57%	-6%	63%
Hardware and consumables	$1,347,452	-36%	$2,108,411	5%	$2,014,497
Percentage of total net product revenue	18%	-12%	30%	2%	28%
Services	$368,884	-25%	$488,852	-29%	$686,779
Percentage of total net product revenue	5%	-2%	7%	-3%	9%
Patent Licensing	$—	-100%	$500,000	100%	$—
Percentage of total net product revenue	0%	-7%	7%	7%	0%
Total net product revenues	$7,605,598	7%	$7,134,119	-2%	$7,293,130

Identity management software and royalties increased 46% in 2006 from 2005.  This increase is reflective of increased sales of our Biometric Engine and EPI identity management products into project oriented solutions.  Also contributing to this increase were royalties generated from our IWS Desktop Security product release in the fourth fiscal quarter of 2005.   The increase in project-oriented revenues was offset by a decrease in sales of boxed product through our distribution channel.

The decrease in our Identity management software and royalties of 12% in 2005 from 2004 is reflective of lower sales of identity management solutions to Law Enforcement customers due to decreased procurement by state and local governments offset by an increase in sales of our Biometric Engine and Identity management software products into project-oriented solutions and an increase in boxed software sold through our distribution channel.

Hardware and consumable product sales decreased approximately 36% or $761,000 during twelve months ended December 31, 2006 as compared to the corresponding period in 2005 and reflects the repositioning of our international sales office in Germany in order to lower fixed costs and pursue significant Identification projects utilizing the Company’s software technologies as our primary differentiator.  This office had historically emphasized the resale of third-party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  In furtherance of this strategy, in December 2005, we decided to reorganize our German sales office by closing our existing facility in order to reduce operating expenses. The effect on hardware and consumables revenues from the closure of this office was a reduction of such revenues of approximately $732,000 in 2006 as compared to 2005.

Hardware and consumable product sales increased 5% in 2005 from 2004, reflecting an increase in domestic sales of such products offset by reduced international sales due to the initiation of the closure of our German sales office.

We are of the opinion that foreign markets formerly served by this office will embrace our identification and biometric solutions for large-scale high-end installations.  We continue to be of the opinion that government agencies and private entities will react to heightened security concerns resulting from acts of terrorism by re-evaluating and upgrading their ability to positively identify and track their citizens, employees, consultants and visitors.  We anticipate that these factors will continue to increase overall demand for our Identity management products, however, we cannot predict the timing of the shift in demand.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues decreased during the twelve months ended December 31, 2006 as compared to the corresponding period of 2005 due primarily to the composition of our customer’s orders and a decrease in our installation of hardware products.

Service revenues decreased 25% or $125,000 during the twelve months ended December 31, 2005 as compared to the corresponding period in 2004 due to a decrease in both software and hardware installation services of identity management solutions sold including implementation services for a web-based, investigative law enforcement system for the New South Wales Police Department completed during the first fiscal quarter of 2004.

We expect service revenues to increase in 2007 through our implementation of large-scale high-end installations.

We generated revenues of $500,000 from sublicensing our Image Editing System patent within the computer video, web conferencing and cellular phone fields of use during the twelve months ended December 31, 2005.  There were no such revenues earned in the comparable periods of 2006 or 2004.

We feel that we continue to remain well positioned for participation in one or more large-scale domestic or international projects which will enable the Company to achieve significant product revenue growth in our Identity management segment.  In the past twelve months we have retooled our identity management suite of products to enable customization for large project applications, added the Biometric Engine for incorporation into large scale biometric installations and reoriented our organization to direct our resources and capabilities toward establishing a foothold in the market for large-scale secure identity management solutions.

We further believe that continued incidents of terrorism have created heightened interest in the ability of law enforcement and other government agencies to be able to efficiently retrieve, analyze and share information from their respective identity management databases.  We anticipate that these factors will increase overall demand for the Company’s products; however, we cannot predict the timing of the shift in demand.

Our backlog of product orders as of December 31, 2006, was approximately $1,647,000.  At December 31, 2006, we also had maintenance and support backlog of approximately $1,219,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation and do not anticipate order cancellations in excess of 5%.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Maintenance Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2006	Change	2005	Change	2004

Maintenance revenues	$2,583,968	27%	$2,040,054	8%	$1,883,735

Maintenance revenues increased 27% for the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 and reflects the expansion of our installed base resulting from the completion of significant project-oriented work during the year ended December 31, 2006.  Likewise, our increase in maintenance revenues for the twelve months ended December 31, 2005 as compared to the corresponding period in 2004 reflects the expansion of our installed base during 2005 combined with our retention of existing maintenance customers.

We anticipate continued growth of our installed base through the retention of existing customers combined with the completion of project-oriented work; however we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2006	Change	2005	Change	2004
Cost of Product Revenues:
Software and Royalties	$1,225,300	32%	$931,293	26%	$740,187
Percentage of software and royalty net product revenue	21%	-2%	23%	7%	16%
Hardware and consumables	$983,167	-50%	$1,965,269	36%	$1,447,737
Percentage of hardware and consumables net product revenue	73%	-20%	93%	21%	72%
Services	$7,455	-63%	$20,197	-13%	$23,130
Percentage of services net product revenue	2%	-2%	4%	1%	3%
Patent Licensing	$—	$—	$—
Percentage of patent licensing net product revenue	0%		0%		0%
Total net product revenues	$2,215,921	-24%	$2,916,759	32%	$2,211,054
Percentage of total net product revenues	29%	-12%	41%	11%	30%

The dollar increase in our costs of software and royalty product revenue of approximately 32% or $294,000 for the twelve months ended December 31, 2006 as compared to the corresponding period of 2005 is reflective of increased software and royalty revenues being generated from project-oriented work which includes costs for third-party software licenses and contract programming fees for software customization.  Such costs decreased as a percentage of software and royalty product revenues by approximately 2% during the twelve months ended December 31, 2006 as compared to the corresponding period of 2005 due to higher software and royalty product revenues in the 2006 year.

Costs of our software and royalty product revenues increased approximately $191,000 or 26% for the twelve months ended December 31, 2005 as compared to the corresponding period in 2004 despite a 12% reduction in software and product revenues due to the 2004 year containing an uncharacteristically high percentage of our identity management projects containing software only solutions without significant components of third-party software licenses.

Costs of product revenues of our hardware and consumables revenues decreased approximately 50% or $982,000 for the twelve months ended December 31, 2006 as compared to the corresponding period of 2005 due to lower sales of hardware and consumables.  This decrease in hardware and consumables product revenues is reflective of our decision in late 2005 to close our German sales office.  This office had historically emphasized the resale of third-party merchandise (hardware and consumables) which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support  The 2005 year also contains approximately $251,000 in inventory write-down costs associated with the closure of our German sales office.

Costs of product revenues of our hardware and consumables revenues increased approximately 36% or $517,000 for the twelve months ended December 31, 2005 as compared to the corresponding period of 2004 due to both higher sales of hardware and consumable products in 2005 as compared to 2004 combined with the 2005 year containing inventory write-down costs of approximately $251,000 associated with the closure of our German sales office in late 2005.

Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the third party software license content, hardware content, and print media consumable content included in systems installed during a given period.

Maintenance Cost of Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2006	Change	2005	Change	2004

Total maintenance cost of revenues	$964,245	-3%	$993,934	11%	$895,202
Percentage of total maintenance revenues	37%	-12%	49%	1%	48%

Cost of maintenance revenues as a percentage of maintenance revenues decreased approximately 12% during the twelve months ended December 31, 2006 as compared to the corresponding period of 2005 due primarily to higher maintenance revenues to absorb fixed maintenance costs.  The dollar decrease during the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 is reflective of a higher percentage of our maintenance revenues being generated from maintenance coverage on software only solutions which typically have lower maintenance costs than solutions comprised of both software and hardware components.

Costs of maintenance revenues as a percentage of maintenance revenues increased approximately 1% or $99,000 during the twelve months ended December 31, 2005 as compared to the corresponding period of 2004 due primarily to higher maintenance revenues and related costs incurred to service our expanding installed base.

Product Gross Profit

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2006	Change	2005	Change	2004
Product gross profit
Software and royalties	$4,663,962	50%	$3,105,563	-19%	$3,851,667
Percentage of software and royalty product revenue	79%	2%	77%	-7%	84%
Hardware and consumables	$364,286	154%	$143,142	-75%	$566,760
Percentage of hardware and consumables product revenue	27%	20%	7%	-21%	28%
Services	$361,429	-23%	$468,655	-29%	$663,649
Percentage of services product revenue	98%	2%	96%	-1%	97%
Patent Licensing	$—	-100%	$500,000	100%	$—
Percentage of Patent Licensing product revenue	0%	-100%	100%	100%	0%
Total product gross profit	$5,389,678	28%	$4,217,360	-17%	$5,082,076
Percentage of total product revenues	71%	12%	59%	-11%	70%

Total product gross profit as a percentage of product revenues increased approximately 12% or $1,173,000 during the twelve months ended December 31, 2006 as compared to the corresponding period during 2005 due primarily to higher product sales and a higher percentage of total revenues coming from the sales of software and royalties which typically have lower costs than solutions containing significant amounts of hardware and consumables.

The dollar increase in gross profit of software and royalties of approximately 50% or $1,558,000 for the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 is reflective of higher sales of software and royalties into project-oriented work.

Software and royalty product gross profit decreased approximately 19% or $746,000 for the twelve months ended December 31, 2005 as compared to the corresponding period in 2004 due to the 2004 year containing an uncharacteristically high percentage of software only solutions.  Costs of products can vary as a percentage of product revenue from period to period depending upon product mix, hardware content and print media consumable content included in systems installed during a given period.

Hardware and consumable gross profit as a percentage of hardware and consumable product revenue increased approximately 20% or $221,000 for the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 despite lower sales due to the 2005 year containing approximately $251,000 in inventory write-down costs associated with the closure of our German sales office.

Hardware and consumable gross profit as a percentage of hardware and consumable product revenue decreased approximately 21% or $424,000 during the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 due primarily to the 2005 year containing inventory write-down costs associated with the closure of our German sales office.

Maintenance Gross Profit

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2006	Change	2005	Change	2004
Maintenance gross profit
Total maintenance gross profit	$1,619,723	55%	$1,046,120	6%	$988,533
Percentage of total maintenance revenues	63%	12%	51%	-1%	52%

Total gross profit dollars related to maintenance revenues increased approximately $574,000 during the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 due to higher maintenance revenues to absorb fixed maintenance costs combined with the 2006 year containing a larger percentage of maintenance revenues being generated from maintenance coverage on software only solutions which typically have lower maintenance costs than solutions containing both software and hardware.

Total gross profit dollars related to maintenance revenues increased approximately $57,000 during the twelve months ended December 31, 2005 as compared to the corresponding period in 2004 due to higher maintenance revenues generated during the 2005 year offset by higher fixed maintenance costs incurred in 2005 to service our expanding installed base.

Operating Expenses

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2006	Change	2005	Change	2004

Operating expenses:
General & administrative	$4,764,112	-10%	$5,271,784	28%	$4,122,218
Percentage of total net revenue	47%	-11%	57%	13%	45%
Sales and marketing	$3,552,630	7%	$3,320,307	17%	$2,834,421
Percentage of total net revenue	35%	-1%	36%	5%	31%
Research & development	$3,461,417	25%	$2,766,326	22%	$2,266,467
Percentage of total net revenue	34%	4%	30%	5%	25%
Impairment losses	—	-100%	253,000	100%	$—
Percentage of total net revenue	0%	-3%	3%	3%	0%
Depreciation and amortization	$304,323	-46%	$568,519	-5%	$601,364
Percentage of total net revenue	3%	-3%	6%	0%	7%

General and Administrative Expenses

General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  Such expenses decreased in 2006 due primarily to the closure of our sales office in Germany resulting in reduced general and administrative expenses of approximately $735,000, decreases in allowance for bad debts of approximately $400,000 offset by stock based compensation expenses recorded pursuant to the implementation of SFAS 123(R) of approximately $347,000 and higher professional fees.  The percentage decrease is reflective of lower costs combined with higher total net revenues during the year ended December 31, 2006, as compared to the corresponding period in 2005.

General and administrative expenses increased approximately 28% or $1,150,000 during the twelve months ended December 31, 2005 as compared to the corresponding period in 2004 due to increases in allowance for bad debts of approximately $450,000, exit activity expenses of approximately $204,000 related to the closing of our sales office located in Germany and higher fees paid to consultants.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force.   We anticipate that the level of expenses incurred for sales and marketing during the twelve months ended December 31, 2006, will continue as we pursue large project solution opportunities.

Research and Development Expenses

Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased by approximately 25% or $695,000 during the twelve months ended December 31, 2006 as compared to the corresponding period of 2005 due primarily to the accelerated development of an expanded suite of applications utilizing our ImageWare Biometric Engine, the development of our Personal Identity Verification (PIV) solution, and continued development of our IWS desktop security program utilizing contract programming services in conjunction with internal research and development resources.

Research and development costs increased approximately 22% or $500,000 during the twelve months ended December 31, 2005 as compared to the corresponding period of 2004 due to the accelerated development of our new Biometric Engine, the Web enablement of our CCS product line, development of our new Desktop Security program (released in the fourth quarter of 2005) and products enhancements to our Digital Photography software suite of products utilizing internal research and development resources and contract programming.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Impairment Losses

Impairment losses represent the amount by which the carrying amount of long-lived assets exceeds their fair value.  Fair value is determined based on the best information available in the circumstances, including present value techniques.  The Company did not record any impairment losses during the twelve months ended December 31, 2006 and 2004.  During the twelve months ended December 31, 2005, we recorded impairment losses of $1,245,000 for goodwill carried in our former Digital Photography segment and $253,000 for our trademark and tradename asset carried in our former Identification segment.

Depreciation and Amortization

Depreciation and amortization decreased during the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 due primarily to lower amortization of certain definite long-lived intangible assets due to a significant portion of such assets being fully amortized at the end of our first fiscal quarter of 2006.

Depreciation and amortization decreased during the twelve months ended December 31, 2005 as compared to the corresponding period in 2004 due primarily to fully depreciated office and computer equipment combine with lower amortization of certain definite long-lived intangible assets due to such assets being fully amortized at the end of our third fiscal quarter of 2005.

Interest Expense, Net

For the year ended December 31, 2006, we recognized interest income of $28,000 and interest expense of $593,000.  For the year ended December 31, 2005, we recognized interest income of $56,000 and interest expense of $2,000.  Interest expense for the year ended December 31, 2006, contains 3 components approximating $578,000 related to our secured notes payable issued in March 2006: $89,000 of coupon interest, $408,000 in note discount amortization, and $81,000 in deferred financing fee amortization classified as interest expense.

For the year ended December 31, 2004, we recognized interest income of $16,000 and interest expense of $5,188,000.  Interest expense for the 2004 year contained approximately $4,472,000 of interest expense related to fair value accounting for our warrant liability due the registration rights agreement associated with the underlying shares of our common stock to be issued upon conversion of the warrants. During June 2004, we registered the underlying shares of common Securities and Exchange Commission.  In accordance with EIFT 00-19, there will be no further interest expense or income incurred in conjunction with these warrants.  Interest expense for the 2004 year also contains $713,000 in liquidated damages, which was classified as interest expense. The liquidated damages were incurred as we did not meet certain time requirements for the registration of shares of our common stock under the registration rights agreements for our November 2003 and January 2004 private placements.

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $2,856,000 and total current liabilities of $5,213,000, or negative working capital of $2,357,000. At December 31, 2006 and 2005, we had available cash of $939,000 and $741,000, respectively. As discussed more fully in Note 19 to the accompanying consolidated financial statements, in March 2007, we completed a preferred stock financing of approximately $1,500,000.  We also received proceeds of approximately $1,105,000 from the exercise of warrants to purchase our common stock.  Upon receipt of the $1,500,000 in preferred stock financing proceeds, we used approximately $1,216,000 to repay in full our secured notes payable plus accrued but unpaid interest on this obligation.

Net cash used in operating activities was $2,817,000 for the year ended December 31, 2006, as compared to $6,207,000 for the corresponding period in 2005. We used cash to fund net losses of $3,990,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation, and provision for losses on accounts receivable less gains on sale of subsidiary) of $1,936,000 for the year ended December 31, 2006.  We used cash to fund net losses of $5,026,000 excluding non-cash expenses (depreciation, amortization, stock-based compensation, restructuring charges, write-down of inventories and long-lived assets and provision for losses on accounts receivable expense less gains on sale of subsidiary) of $3,329,000 for the corresponding period in 2005. For the year ended December 31, 2006, we used cash of $267,000 to fund increases in current assets offset by increases in current liabilities of $1,440,000 (excluding debt). For the year ended December 31, 2005, we generated cash of $385,000 from reduction in current and other assets offset by reductions in current liabilities of $1,566,000 (excluding debt).

Net cash used by investing activities was $133,000 for the year ended December 31, 2006.  Net cash provided by investing activities for the year ended December 31, 2005, was $899,000. For the year ended December 31, 2006, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $158,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.  For the year ended December 31, 2006, we generated cash of $25,000 for the sale of our wholly-owned Digital Photography component.  In 2005, we used cash of $310,000 to fund capital expenditures of computer equipment and software, furniture and fixtures, and leasehold improvements, and generated cash of $1,300,000 for the sale of our wholly-owned Singapore subsidiary. Digital Imaging Asia Pacific, offset by cash sold and direct transaction costs of $91,000.

Net cash provided by financing activities was $3,224,000 for the year ended December 31, 2006. We generated cash of $2,064,000 from our issuance of preferred stock in a private placement.  We also generated cash of $1,550,000 from our issuance of senior secured notes payable offset by debt issuance costs of $98,000.  In 2006, we used cash of $240,000 to repay notes payable and used cash of $52,000 for the payment of dividends on our Series B Preferred Stock.  Net cash provided by financing activities was $3,225,000 for the year ended December 31, 2005.  In 2005, we generated cash of $3,234,000 from our issuance of common stock in a private placement.  We also generated cash of $62,000 from the exercise of stock options.  In 2005, we used cash of $18,000 for repayment of notes payable and used cash of $53,000 for the payment of dividends on our Series B Preferred Stock.

Contractual Obligations and Commercial Commitments

We conduct operations in leased facilities under operating leases expiring at various dates through 2006.  In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the amount of $106,000. The letter of credit expires December 26, 2008.  We also have various short-term notes payable and capital lease obligations due at various times during 2009. The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the next five years:

	2007	2008	2009	2010	2011	Total

Minimum annual lease payments under operating leases	$538,000	$462,000	$153,000	$0	$0	$1,153,000

Minimum annual payments under notes payable	$1,310,000	$0	$0	$0	$0	$1,310,000

Other commercial commitments:

Standby letters of credit	$106,000	$0	$0	$0	$0	$106,000

Total contractual cash obligations and other commercial commitments	$1,954,000	$462,000	$153,000	$0	$0	$2,569,000

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Consolidated Financial Statements and Supplementary Data.

The index to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm appears in Part IV of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                Not applicable

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006 (the “Evaluation Date”), have concluded that as of such date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed in the reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls.  There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

In June 2006, the Company began operating under a revised facilities lease for office space in Gatineau, Province of Quebec.  This space is leased until May 2009, at a cost of approximately $15,800 per month.  This facilities lease was executed in March 2007 and in included as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance

(a)  Identification of Directors.    The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(b)  Identification of Executive Officers.    The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act.    The information under the caption “Compliance with Federal Securities Laws,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(d)  Code of Ethics.    The Company has adopted a Code of Business Conduct and Ethics policy that applies to our directors and employees (including the Company’s principal executive officer, principal financial officer, principal accounting officer or     controller, or persons performing similar functions).  The Company intends to promptly disclose (i) the nature of any amendment to this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of this code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.  A copy of our Code of Business Conduct and Ethics can be obtained from our website at http://www.iwsinc.com.

(e)  Audit Committee.  The information under the caption “Information Regarding the Board and its Committees,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.              Executive Compensation

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Principal Stockholders” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.              Certain Relationships and Related Transactions

The information under the heading “Certain Relationships and Related Transactions,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.              Principal Accountant Fees and Services

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.                             Exhibits and Financial Statement Schedules

(a)  1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules.

(a)  2. Index to Financial Statement Schedules

Refer to Schedule II, Valuation and Qualifying Accounts, hereto.

(b)  Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated March 1, 2005, between the Company and Argus Solutions Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 9, 2005).
2.2	Agreement and Plan of Merger, dated October 27, 2005 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.2	Bylaws (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.3

Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock dated November 2, 2006, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 20, 2006).

10.1	Employment Agreement, dated September 27, 2005, between the Company and S. James Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 30, 2005
10.2

Employment Agreement, dated September 27, 2005, between the Company and Wayne G. Wetherell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 30, 2005).

10.3

Change of Control and Severance Benefits Agreement, dated October 31, 2005, between Registrant and Charles Aubuchon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 3, 2005).

10.4

Form of Indemnification Agreement entered into by the registrant with its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).

10.5	1994 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).
10.6	1994 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).
10.7	Amended and Restated 1999 Stock Plan Award (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, filed April 29, 2005).
10.8	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 14, 2005).
10.9	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB, filed November 14, 2001).
10.10	Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed November 27, 2001).
10.11	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed November 27, 2001)
10.12

Warrant to Purchase Common Stock in favor of Imperial Bank, dated January 15, 1998 (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).

10.13

Note and Warrant Purchase Agreement, dated May 22, 2002, by and between the Company and Perseus 2000 L.L.C. (“Perseus”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 24, 2002).

10.14	Registration Rights Agreement, dated May 22, 2002, by and between the Company and Perseus (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 24, 2002).
10.15	Warrant to Purchase Common Stock, dated May 22, 2002, issued by the Company to Perseus (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed May 24, 2002).
10.16

Warrant to Purchase Common Stock, dated June 13, 2003, issued by the Company to L.F. Global Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed June 20, 2003).

10.17

Warrant to Purchase Common Stock, dated June 13, 2003, issued by the Company to Laurus Master Fund (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed June 20, 2003).

10.18	Form of Securities Purchase Agreement dated November 14, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed February 9, 2004).
10.19	Form of Warrant dated November 24, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed February 9, 2004).
10.20	Form of Registration Rights Agreement dated November 24, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed February 9, 2004).
10.21	Form of Registration Rights Agreement dated March 13, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB, filed May 15, 2003).
10.22	Form of Securities Purchase Agreement dated January 29, 2004 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed February 9, 2004).
10.23	Form of Warrant dated January 29, 2004 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed February 9, 2004).
10.24	Form of Registration Rights Agreement dated January 29, 2004 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed February 9, 2004).
10.25

Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted — Offer Made to James Miller (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, filed August 16, 2004).

10.26

Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted — Offer Made to Wayne Wetherell, dated March 30, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB, filed August 16, 2004).

10.27

Common Stock Purchase Warrant, dated September 28, 2004, issued to CD Investment Partners, Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-KSB, filed March 31, 2005).

10.28	Form of Securities Purchase Agreement dated July 22, 2005 and July 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2005).
10.29	Form of Warrant dated July 22, 2005 and dated July 28, 2005 (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2005).
10.30

Security Agreement, dated March 17, 2006, executed by the Company in favor of Little Bear Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 23, 2006).

10.31	Form of Warrant dated March 17, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed May 22, 2006).
10.32	Form of Secured Promissory Note dated March 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 22, 2006).
10.33

Securities Purchase Agreement, dated November 14, 2006 by and among the Company, Gruber & McBaine Capital Management, LLC and other investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 20, 2006).

10.34

Registration Rights Agreement, dated November 14, 2006 by and among the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 20, 2006).

10.35	Form of Warrant to Purchase Common Stock dated November 14, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 20, 2006).
10.36

Product Line Purchase Agreement, dated November 30, 2006, by and between the Company and PhotoLynx, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 26, 2006).

10.37

Standard Commercial Lease, dated September 26, 2003, by and between Thornmint I and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, filed November 14, 2003).

10.38

Amendment to Office Lease, dated June 12, 2006, by and between Thornmint I and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2006).

10.39

Office Lease, dated September 7, 2006, by and between Union Bank of California as Trustee for Quest Group Trust VII and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 20, 2006).

10.40	Office Space Lease between I.W. Systems Canada Company and Dundeal Canada (GP) Inc. dated June 1, 2006
21.1	Subsidiaries of the Company
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

April 17, 2007	By:	/s/ S. JAMES MILLER, JR.
S. James Miller, Jr.
Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. JAMES MILLER, JR.	Chief Executive Officer and Chairman of the Board of Directors	April 17, 2007
S. James Miller, Jr.	(Principal Executive Officer)

/s/ WAYNE G. WETHERELL	Senior Vice President of Administration and Chief Financial Officer	April 17, 2007
Wayne G. Wetherell	(Principal Financial and Accounting Officer)

/s/ JOHN CALLAN	Director	April 17, 2007
John Callan

/s/ PATRICK J. DOWNS	Director	April 17, 2007
Patrick J. Downs

/s/ JOHN L. HOLLERAN	Director	April 17, 2007
John L. Holleran

/s/ DAVID LOESCH	Director	April 17, 2007
David Loesch

/s/ STEVE HAMM	Director	April 17, 2007
Steve Hamm

/s/ DAVID CAREY	Director	April 17, 2007
David Carey

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ImageWare Systems, Inc.

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the twelve months ended December 31, 2006, 2005 and 2004.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the years ended December 31, 2006, 2005 and 2004.  These consolidated financial statements and consolidated schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageWare Systems, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for for the twelve months ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule as of and for the years ended December 31, 2006, 2005 and 2004 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses since inception and has substantial monetary liabilities in excess of monetary assets and an accumulated deficit of $70,332,702 as of December 31, 2006. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

April 17, 2007

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash	$938,553	$741,184
Accounts receivable, net of allowance for doubtful accounts of $483,132 and $477,749 at December 31, 2006 and 2005, respectively	1,721,892	1,340,154
Inventories, net	57,990	207,833
Other current assets	137,609	218,549
Total Current Assets	2,856,044	2,507,720

Property and equipment, net	351,700	423,887
Other assets	175,952	215,263
Pension assets	608,507	522,975
Intangible assets, net	141,294	218,400
Goodwill	3,415,647	3,415,647
Total Assets	$7,549,144	$7,303,892

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,718,820	$690,460
Deferred revenue	1,258,045	1,083,554
Accrued expenses	1,138,718	1,034,746
Notes payable to third parties	1,097,378	—
Total Current Liabilities	5,212,961	2,808,760

Pension obligation	1,016,293	1,129,530
Total Liabilities	6,229,254	3,938,290

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $.01 par value, authorized 4,000,000 shares, Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 239,400 and 249,400 shares outstanding at December 31, 2006 and 2005, respectively, liquidation preference $598,500 and $623,500 at December 31, 2006 and December 31, 2005, respectively	2,394	2,494
Preferred stock, $.01 par value, authorized 4,000,000 shares, Series C convertible non-redeemable preferred stock, designated 3,500 shares, 2,500 shares issued, and 2,500 and 0 shares outstanding at December 31, 2006 and 2005, respectively, liquidation preference $2,500,000 and $0 at December 31, 2006 and 2005, respectively	25	—
Common stock, $.01 par value, 50,000,000 shares authorized, 13,700,849 and 13,554,366 shares issued at December 31, 2006 and 2005, respectively, 13,694,145 and 13,547,662 shares outstanding at December 31, 2006 and 2005, respectively	135,759	134,294

Additional paid in capital	71,553,329	67,650,157
Treasury stock, at cost - 6,704 shares	(63,688)	(63,688)
Accumulated other comprehensive income	24,773	(36,104)
Accumulated deficit	(70,332,702)	(64,321,551)
Total shareholders’ equity	1,319,890	3,365,602

Total Liabilities and Shareholders’ Equity	$7,549,144	$7,303,892

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	TWELVE MONTHS ENDED December 31,
	2006	2005	2004

Revenues:
Product	$7,605,598	$7,134,119	$7,293,130
Maintenance	2,583,968	2,040,054	1,883,735
	10,189,566	9,174,173	9,176,865
Cost of revenues:
Product	2,215,921	2,916,759	2,211,054
Maintenance	964,245	993,934	895,202

Gross profit	7,009,400	5,263,480	6,070,609

Operating expenses:
General & administrative	4,764,112	5,271,784	4,122,218
Sales and marketing	3,552,630	3,320,307	2,834,421
Research & development	3,461,417	2,766,326	2,266,467
Impairment losses	—	253,000	—
Depreciation and amortization	304,323	568,519	601,364
	12,082,482	12,179,936	9,824,470

Loss from operations	(5,073,082)	(6,916,456)	(3,753,861)

Interest (income) expense, net	564,524	(53,288)	5,172,193

Other income, net	(119,330)	(166,390)	(187,640)

Loss from continuing operations before income taxes	(5,518,276)	(6,696,778)	(8,738,414)

Income tax benefit (expense)	—	—	—

Loss from continuing operations	(5,518,276)	(6,696,778)	(8,738,414)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Photography and Digital Imaging Asia Component (including gain on disposal of Digital Photography component of $19,956 in 2006 and gain on disposal of Digital Imaging Asia Pacific Component of $232,508 in 2005)	$(407,939)	$(1,658,926)	$(900,185)
Income tax benefit (expense)	—	—	—
Gain (loss) on discontinued operations	(407,939)	(1,658,926)	(900,185)

Net loss	$(5,926,215)	$(8,355,704)	$(9,638,599)

Basic and diluted loss per common share - see note 2	$(0.44)	$(0.66)	$(0.82)
Weighted-average shares outstanding (basic and diluted)	13,592,841	12,731,304	11,739,819

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWELVE MONTHS ENDED December 31,
	2006	2005	2004

Cash flows from operating activities
Net loss	$(5,926,215)	$(8,355,704)	$(9,638,599)
Adjustments to reconcile net loss to net cash used by operating activities Depreciation and amortization	307,118	599,950	718,587
Amortization of debt discount and debt issuance costs	489,731	—	4,472,407
Stock based compensation	1,117,596	310,597	357,774
Gain on sale of subsidiary	(19,956)	(232,508)	—
Inventory write-down	3,000	280,768	—
Provision on losses on accounts receivable	39,000	450,000	87,000
Write-down of certain long-lived assets	—	1,570,128	—
Write-down of investment in equity securities	—	146,525	—
Restructuring charges	—	204,000	—
Gain on debt extinguishment	—	—	(100,000)
Change in assets and liabilities
Accounts receivable	(420,738)	(72,571)	(434,152)
Inventories	141,799	365,853	(292,270)
Other current assets	97,190	10,943	(43,483)
Pension assets	(85,532)	62,409	(4,372)
Other assets	—	18,105	(52,225)
Accounts payable	1,028,360	(529,661)	176,054
Accrued expenses	173,659	(687,672)	291,371
Deferred revenue	174,491	38,735	197,129
Contract costs	—	(424,299)	424,299
Pension obligation	63,965	37,175	79,203

Total adjustments	3,109,683	2,148,477	5,877,322

Net cash used by operating activities	(2,816,532)	(6,207,227)	(3,761,277)

Cash flows from investing activities
Purchase of property and equipment	(157,825)	(309,415)	(237,340)
Restricted cash and cash equivalents	—	—	49,215
Proceeds from sales of subsidiary net of cash sold and direct transaction costs	25,000	1,208,630	—

Net cash generated by (used in) investing activities	(132,825)	899,215	(188,125)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	2,063,176	—	—
Proceeds from issuance of common stock, net of issuance costs	—	3,234,128	6,054,014
Proceeds from issuance of notes payable with warrants	1,550,000	—	—
Debt issuance costs	(97,500)	—	—
Repayment of notes payable	(240,000)	(18,491)	(63,485)
Dividends paid	(51,935)	(52,997)	(211,989)
Payment on advances from related stockholders	—	—	(59,000)
Proceeds from exercise of stock options	—	62,652	496,579

Net cash provided by financing activities	3,223,741	3,225,292	6,216,119
Effect of exchange rate changes on cash	(77,015)	(87,861)	66,955
Net increase (decrease) in cash	197,369	(2,170,581)	2,333,672

Cash at beginning of period	741,184	2,911,765	578,093

Cash at end of period	$938,553	$741,184	$2,911,765

Supplemental disclosure of cash flow information:
Cash paid for interest	$62,402	$—	$—
Cash paid for income taxes	$—	$—	$—
Summary of non-cash investing and financing activities:
Cancellation of shares previously issued pursuant to shareholder note receivable write-off	$—	$—	$150,000
Beneficial conversion feature of series C preferred stock	$33,000	—	—
Exchange of common shares for marketable equity securities	$—	$231,481	$—
Changes in minimum pension liability	$(177,203)	$280,668	$—
Unrealized holding losses on marketable securities	$39,311	$—	$—
Conversion of Series B Preferred stock to common	$100	$—	$—
Warrants issued with notes payable	$621,103	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	TWELVE MONTHS ENDED DECEMBER 31,
	2006	2005	2004

Net loss	$(5,926,215)	$(8,355,704)	$(9,638,599)
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities arising during period	(39,311)	—	—
Additional minimum pension liability	177,203	(280,668)	—
Foreign currency translation adjustment	(77,015)	(87,861)	66,955
Comprehensive loss	$(5,865,338)	$(8,724,233)	$(9,571,644)

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.

Consolidated Statements of Shareholders' Equity (Deficit)

for the Years Ended December 31, 2004, 2005 and 2006

	Series B
	Convertible,		Series C							Unearned	Share-	Accumulated
	Redeemable		Convertible,						Additional	Stock	holder	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Based	Note	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Loss	Deficit	Total

Balance at December 31, 2003	249,400	2,494	—	—	9,930,037	98,051	(6,704)	(63,688)	49,221,700	—	(150,000)	265,470	(46,062,262)	3,311,765

Issuance of common stock for cash, net of financing commissions					1,818,332	18,183			6,035,831					6,054,014
Issuance of common stock pursuant to option and warrant exercise for cash					207,080	2,071			494,507					496,578
Issuance of common stock as compensation					38,640	386			148,379					148,765
Issuance of warrants as payment of liquidated damages in lieu of cash									106,202					106,202
Warrants issued in conjunction with convertible debt and common stock									7,932,527					7,932,527
Write-off of shareholder note receivable											150,000			150,000
Cancellation of shares previously issued pursuant to shareholder note receivable write-off					(25,000)	(250)			(149,750)					(150,000)
Dividends on Series B Preferred stock													(211,989)	(211,989)
Accumulated other comprehensive loss												66,955		66,955
Net loss													(9,638,599)	(9,638,599)
Balance at December 31, 2004	249,400	2,494	—	—	11,969,089	118,442	(6,704)	(63,688)	63,789,396	—	—	332,425	(55,912,850)	8,266,219
Issuance of common stock for cash, net of financing commissions					1,397,287	13,973			3,220,155					3,234,128
Issuance of common stock as consideration for investment in equity securities					71,225	712			230,769					231,481
Issuance of common stock as compensation					90,481	905			347,447					348,352
Issuance of common stock pursuant to option and warrant exercise for cash					26,284	263			62,390					62,653
Dividends on Series B Preferred stock													(52,998)	(52,998)
Additional minimum pension liability												(280,668)		(280,668)
Foreign currency translation adjustment												(87,861)		(87,861)
Net loss													(8,355,704)	(8,355,704)
Balance at December 31, 2005	249,400	2,494	—	—	13,554,366	134,295	(6,704)	(63,688)	67,650,157	—	—	(36,104)	(64,321,552)	3,365,602
Warrants issued in conjunction with secured debt									418,500					418,500
Warrant price reduction issued as consideration for debt acceleration waiver									27,693					27,693
Warrants issued as consideration for debt acceleration waiver									174,910					174,910
Issuance of preferred stock for cash, net of financing commissions			2,500	25					2,063,151					2,063,176
Beneficial conversion feature of series C preferred stock									33,000				(33,000)	—
Preferred Stock conversion to common stock	(10,000)	(100)			1,895	19			81					—
Issuance of common stock as compensation					144,588	1,445			474,596					476,041
Stock-based compensation option expense									711,241					711,241
Dividends on Series B Preferred stock													(51,935)	(51,935)
Additional minimum pension liability												177,203		177,203
Unrealized holding losses on securities												(39,311)		(39,311)
Foreign currency translation adjustment												(77,015)		(77,015)
Net loss													(5,926,215)	(5,926,215)
Balance at December 31, 2006	239,400	2,394	2,500	25	13,700,849	135,759	(6,704)	(63,688)	71,553,329	—	—	24,773	(70,332,702)	1,319,890

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

1.                                      DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (the “Company”), formerly known as ImageWare Software, Inc., utilizes identity management technology to provide stand alone, networked and web-based software solutions for biometrics, law enforcement and secure credentials.

Our “flagship” product is the IWS Biometric Engine™.  Scalable for small city business or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint Livescan and investigative capabilities.  The biometric technology is now an integral part of all markets we address, and all of our products are integrated into the Biometric Engine Platform.  Elements of the biometric engine can be used as investigative tools to law enforcement potentially utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

Our biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing, identifying and verifying the identities of people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government (federal, state and local), law enforcement, commercial enterprises, and transportation and aviation markets for identification and verification purposes. Our IWS Biometric Engine is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of virtually unlimited sizes. It is also offered as a Software Development Kit (SDK) based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications.  The IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents. It can also be utilized within our law enforcement systems to incorporate any number of various multiple biometrics into one system.

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

Our Secure Credential ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. Our products in this market consist of IWS EPI Suite, IWS EPI Builder (SDK), Identifier for Windows and ID Card Maker.  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have recently added the ability to incorporate multiple biometrics into the ID systems we offer with the addition of our new IWS Biometric Engine to our product line.

Our enterprise authentication software includes the IWS Desktop Security software solution which is a comprehensive authentication management infrastructure specifically designed to provide enterprise networks with the most advanced authentication mechanisms including biometrics, RFID technology, USB flash memory modules, Trusted Platform Module (TPM), and smart cards.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has continuing losses and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern to fund the cash requirements of the Company’s operations for a reasonable period of time.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, calculation of our tax provision, inventory obsolescence reserve, the determination of other than temporary impairment on our marketable securities, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, and revenue and cost of revenues recognized under the percentage of completion method. Actual results could differ from estimates.

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

Property, equipment and leasehold improvements

Property and equipment, consisting of furniture and equipment, are stated at cost and are being depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized. When assets are sold or abandoned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Expenditures for leasehold improvements are capitalized. Depreciation of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

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

The Company accounts for its intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with an indefinite life are accounted for impairment under SFAS No. 142. In accordance with SFAS No. 142, goodwill, or the excess of cost over fair value of net assets acquired, is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values. When available and as appropriate, comparative market multiples to corroborate discounted cash flow results is used. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

For the twelve months ended December 31, 2005, the Company recorded goodwill impairment charges of approximately $1,245,000 for goodwill carried in the Company’s former Digital Photography segment. The impairment was a result of changes resulting from the effect of projecting recent performance variances on future periods.  The Company did not record any goodwill impairment charges for the twelve months ended December 31, 2006.

Intangible and Long-lived assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. At December 31, 2005, the Company recorded impairment losses on certain long-lived assets aggregating $253,000.  At December 31, 2006, there was no impairment of the Company’s intangible or long-lived assets.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $483,132 and $477,749 at December 31, 2006 and 2005, respectively.

For the twelve months ended December 31, 2006 one customer accounted for approximately 21% of total revenues.  For the twelve months ended 2005 and 2004, there were no customers who accounted for more than 10% of the Company’s revenues.

As of December 31, 2006, there were three customers who each accounted for more than 10% of total accounts receivable and who collectively comprised approximately 52% of total accounts receivable.   At December 31, 2006, two of these accounts were in good standing with the third account fully reserved.   As of December 31, 2005, one customer accounted from approximately 25% of total accounts receivable.

Stock-based compensation

At December 31, 2006, the Company had three stock-based compensation plans for employees and nonemployee directors which authorize the granting of various equity-based incentives including stock options and restricted stock.

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

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS 123(R)), the Company provided the disclosures required under SFAS No. 123. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense for the twelve month periods ending December 31, 2005 and 2004 was as follows:

	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2004

Net Loss:
As reported	$(8,355,704)	$(9,638,599)
Stock-based compensation included in net loss	$310,597	$357,774
Stock-based employee compensation under fair value based method	$(848,534)	$(939,491)
Pro forma net loss	$(8,893,641)	$(10,220,316)

Basic and diluted loss per common share:
As reported	$(0.66)	$(0.82)
Pro forma	$(0.70)	$(0.88)

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

The effect of recording stock-based compensation for the twelve months ended December 31, 2006 was as follows:

Twelve Months Ended December 31,
(In thousands, except per share data)	2006

Stock-based compensation expense by type of award:
Employee stock options	$711
Restricted stock grants	$406
Total employee stock based compensation	$1,117
Tax effect on stock-based compensation	—
Tax effect on net income	—
Stock-based compensation included in net loss	$1,117

Effect on loss per common share:
Basic	$(0.05)
Diluted	$(0.05)

Prior to adopting SFAS No. 123(R), the Company presented all excess tax benefits, if any, resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the twelve months ended December 31, 2006 because the Company is currently providing a full valuation on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the twelve months ended December 31, 2006, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations range from 82.1% to 98.5%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method range from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends on our common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 5.7% for corporate officers, 2.4% for members of the Board of Directors and 25% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

A summary of the activity under the Company’s stock option plans for the twelve months ended December 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Balance at December 31, 2005	1,474,093	$2.68	7.23
Granted	363,000	$1.90	9.15
Forfeited	(233,929)	$3.17	5.96
Exercised	—	$—	—

Balance at December 31, 2006	1,603,164	$2.45	7.84

Options exercisable at December 31, 2006 totaled 847,480 at a weighted-average price of $2.66, with a remaining weighted average contractual term of approximately 7.0 years.

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2006 was $1.38.

The following table sets forth a summary of the status and changes of the Company’s unvested shares related to its stock option plans as of and during the twelve months ended December 31, 2006:

	Options	Weighted- Average Grant Date Fair Value Per Share

Balance at December 31, 2005	840,332	$1.85
Granted	363,000	$1.38
Vested	(367,588)	$1.83
Forfeited	(77,060)	$1.86

Balance at December 31, 2006	758,684	$1.63

At December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $476,466, which will be amortized over the weighted-average remaining requisite service period of 1.08 years.

On March 30, 2004, the Company entered into a stock exchange agreement with certain employees whereby the employees would receive 255,792 shares of restricted stock in exchange for 426,321 options previously granted under various stock option plans. Under the terms of the agreement, the employees will receive three shares of restricted stock for each five options exchanged. The restricted stock will vest over three years on a quarterly basis and will fully vest upon either a change in control or the sale of the Company.

On September 27, 2005, the Company issued to certain employees 162,300 shares of restricted stock. The restricted stock will vest over three years on a quarterly basis and will fully vest upon either a change in control or the sale of the Company.

In conjunction with these restricted stock agreements, the Company has recognized stock-based compensation expense of $406,000, $311,000 and $358,000 for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German and Canadian subsidiaries. The cumulative translation adjustment account, which is part of accumulated other comprehensive income, decreased approximately $77,000 for the twelve months ended December 31, 2006, decreased approximately $88,000 for the twelve months ended December 31, 2005, and increased approximately $67,000 for the twelve months ended December 31, 2004.

Comprehensive Income

Comprehensive income consists of net gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, the only items are the cumulative translation adjustment, unrealized holding losses on marketable securities classified as available-for-sale and the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to Statement of Financial Accounting Standards No. 87 (“SFAS 87”), Employers’ Accounting for Pensions and Statement of Financial Accounting Standards No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”.

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

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectibility is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense totaled approximately $122,000, $68,000 and $94,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Loss per share

Basic loss per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued at the date of issuance. The dilutive effect of outstanding stock options is included in the calculation of diluted loss per common share, if dilutive, using the treasury stock method. During the years ended December 31, 2006, 2005 and 2004, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been anti-dilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at December 31, 2006	Number of Common Shares Convertible into at December 31, 2005	Number of Common Shares Convertible into at December 31, 2004

Convertible preferred stock – Series B	45,384	47,280	47,280
Convertible preferred stock – Series C	1,666,664	—	—
Stock options	1,603,164	1,474,093	894,359
Warrants	5,821,149	4,293,305	6,187,541

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2006, 2005 and 2004:

		TWELVE MONTHS ENDED DECEMBER 31,
	2006	2005	2004
Numerator – loss from continuing operations:
Net loss from continuing operations	$(5,518,276)	$(6,696,778)	$(8,738,414)
Less preferred stock dividends	(110,998)	(52,997)	(52,998)
Net loss from continuing operations available to common shareholders	$(5,629,274)	$(6,749,775)	$(8,791,412)

Numerator – gain (loss) from discontinued operations:
Net loss from discontinued operations	(407,939)	(1,658,926)	(900,185)

Denominator
Weighted-average shares outstanding	13,592,841	12,731,304	11,739,819

Basic and Diluted loss per share:
Continuing operations	$(0.41)	$(0.53)	$(0.74)
Discontinued operations	$(0.03)	$(0.13)	$(0.08)
Net loss per share	$(0.44)	$(0.66)	$(0.82)

Segment information

Prior to its acquisitions during 2001 of G & A, Castleworks and E-Focus, the Company operated in one business segment. With its acquisition of G & A, Castleworks and E-Focus, the Company determined it was comprised of three reportable segments based on the management approach as prescribed by Statement of Financial Accounting Standards No. 131 (As Amended), “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”).  These segments were determined to be: Law Enforcement, Identification and Digital Photography.  With the sale of its entire Digital Photography product line in November 2006, the Company reassessed the composition of its operating segments and determined that it no longer operates in separate, distinct market segments but rather operates in one market segment, that segment being identity management.  The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies.  This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation.

As of result of the Company’s determination that operates in one market segment, that segment being identify management, the Company will amend its segment disclosure beginning with its annual report as filed on Form 10-K for the twelve months ended December 31, 2006.

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. The new standard, which is an amendment to SFAS No. 140, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. If an entity uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities, it can simplify its accounting since SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after 15 September 2006. The Company does not expect its consolidated financial statements to be significantly affected by this statement.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the Financial Statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

FIN 48 also provides guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 is effective for fiscal years beginning after 15 December 2006. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The standard is effective for fiscal periods beginning after 15 November 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective on January 1, 2008. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Reclassifications

Certain reclassifications were made to prior years’ consolidated financial statements to conform to the current year presentation.

3.                                      Intangible Assets

The following disclosure presents certain information about the Company’s acquired intangible assets as of December 31, 2006 and 2005. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Amortization Period	Gross Carrying Amount After Impairment Charge	Accumulated Amortization	Net Balance
At December 31, 2006
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(1,160,000)	$—
Trademarks and tradenames	14.5 years	377,000	(235,706)	141,294
Customer relationship	5 years	200,000	(200,000)	—
Non-compete Agreements	3 years	125,000	(125,000)	—
Patents	4 years	60,000	(60,000)	—
		$1,922,000	$(1,780,706)	$141,294
At December 31, 2005
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(1,108,628)	$51,372
Trademarks and tradenames	14.5 years	377,000	(219,986)	157,014
Customer relationship	5 years	200,000	(189,986)	10,014
Non-compete Agreements	3 years	125,000	(125,000)	—
Patents	4 years	60,000	(60,000)	—
		$1,922,000	$(1,703,600)	$218,400

In 2005, we recorded an impairment charge of approximately $253,000 related to our intangible asset for certain trademark and tradenames carried in our former Identification segment. This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows. The impairment loss is recorded as a component of “Operating expenses” in the Consolidated Statement of Operations for 2005.  There were no impairment losses recorded for the years ended December 31, 2006 and 2004.

Amortization expense for the twelve months ended December 31, 2006, 2005 and 2004, was approximately $77,000, $293,000 and $357,000, respectively.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2007	16,000
2008	16,000
2009	16,000
2010	16,000
2011	16,000
Thereafter	61,294

4.                                      Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2005 and 2006 are as follows:

Total
Balance of Goodwill as of January 1, 2004	$5,297,627

Goodwill acquired	—
Impairment losses	—

Balance of Goodwill as of January 1, 2005	$5,297,627

Goodwill acquired	—
Impairment losses	(1,245,353)
Imaging Asia Pacific component of Identification segment	(636,627)
Balance of goodwill as of December 31, 2005	$3,415,647

Goodwill acquired	—
Impairment losses	—

Balance of Goodwill as of December 31, 2006	$3,415,647

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value. In 2006, we determined that our only reporting unit is Identity Management. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2006.

During 2005, the Company determined that because of a change in competitive dynamics the fair value of the Company’s former Digital Photography unit had been reduced to an amount less that the reporting unit’s carrying amount, and accordingly the Company recorded a pre-tax, non-cash goodwill impairment charge of approximately $1,245,000 as a component of general and administrative expenses. The Company utilized the assistance of an unaffiliated third-party valuation specialist who employed various fair value methodologies, including present value techniques and prices of comparable businesses, to determine the implied fair value of the Company’s goodwill in its 2005 impairment testing.

5.                                      Investments

In conjunction with the sale of the Company’s wholly-owned subsidiary, as more fully described in Note 6 to these consolidated financial statements, the Company and Argus Solutions Ltd, each agreed to purchase $250,000 of each others common stock at a per share price equal to 108% of the closing price of each others’ stock as determined by the American Stock Exchange and Australian Stock Exchange, respectively. As legal consideration, each Company paid the other cash of $250,000. The Company and Argus consummated the transaction through the exchange of common shares. The Company exchanged 71,225 shares of its common stock for 1,929,914 shares of common stock of Argus Solutions Ltd., which represents approximately one percent of the voting equity of Argus. In accordance with Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”, the Company has recorded this transaction as a nonmonetary exchange based on the fair value of the shares exchanged as determined by the closing price of the Company’s shares on the American Stock Exchange on the transaction date of $3.25 or $231,000.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and based on our intentions regarding these instruments, we classify marketable equity securities into trading or available-for-sale categories. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable securities not classified as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. Marketable equity securities are included in other non-current assets. At December 31, 2006 and 2005, the Company had classified $46,000 and $85,000, respectively, as available-for-sale marketable securities. These securities are reported at fair value as determined through quoted market sources. The Company reviews its marketable equity holdings in publicly-traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. The Company considers the investee company’s cash position, earnings and revenue outlook, and stock price performance, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a marketable equity security, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

At December 31, 2006, the Company had recorded approximately $39,000 as unrealized holding losses as a component of “Accumulated other comprehensive income” in the Company’s Consolidated Balance Sheet.  At December 31, 2005, the Company wrote down to fair market value its investment in Argus common stock. The write-down amounted to $146,000 and was due to a decline in the fair value of the equity security which, in the opinion of management, was considered to be other than temporary. The write-down is included in the caption “Other income, net” in the accompanying Statement of Operations for the twelve months ended December 31, 2005.

6.                                      Sale of Businesses and Discontinued Operations

On November 30, 2006, the Company completed the sale of its entire Digital Photography (“PDI”) product line and inventory (the “PDI Products”) to an unaffiliated third party for a total of $400,000, including an initial cash payment of $25,000.  The purchaser is required to pay up to the full remaining amount of $375,000 in a series of quarterly installments equal to 12.5% of all newly acquired sales and license revenues relating to the PDI product line (the “Percentage Payments”).  Until such time when the Company has received the full purchase price of $400,000, during any 12-month period during which the aggregate Percentage Payments to the Company are less than $50,000, the purchaser will pay the Company the difference between the Percentage Payments and $50,000.  This component of the Company’s business was previously classified as the Company’s Digital Photography segment.

The Company decided to sell this component because it has incurred significant operating losses in each of the last five years and has lost significant market share in the last three years.  The assets sold consisted primarily of a suite of software and related inventory including source, copyrights, trademarks, documentation and client base.

In 2006, the Company has recognized a gain of approximately $20,000 from the disposal of this component representing the cash proceeds received less the value of net assets sold.  At December 31, 2006, the Company has recorded the fair value of the remaining amount due of $375,000 offset by a full valuation allowance due to the uncertainty of the ultimate collectibility of such amounts. This determination was based upon the maximum repayment period of 7.5 years of amounts owing the Company combined with the purchaser operating in a highly competitive business environment evidenced by rapid technological change.  Accordingly, the Company has deferred any remaining gain from the disposal of this component until such time as the Company determines that the realization of the remaining amounts owed is reasonably assured.

Digital Photography sales, reported in discontinued operations, for the years ended December 31, 2006, 2005 and 2004 were $176,000, $345,000, and $743,000, respectively.  Digital Photography’s pretax loss, reported in discontinued operations for the years ended December 31, 2006, 2005 and 2004 were $408,000, $1,881,000, and $967,000, respectively.

Net assets sold of the Digital Photography component were inventory and equipment of $5,000.  All software related assets such as source, copyrights, trademarks, documentation and client base were either fully expensed or fully amortized and had a net carrying value of zero at the date of sale.

On March 3, 2005, the Company sold its wholly-owned Singapore subsidiary, Digital Imaging Asia Pacific Pte. Ltd., for cash of $1,300,000, (the”DIAP transaction”). The Company decided to sell this subsidiary as part of its overall strategic partnership with Argus Solutions Ltd (“Argus”), as a means of strengthening its position in the Asia-Pacific region. In conjunction with this strategy, the Company entered into an International Distributor Agreement with Argus pursuant to which Argus will distribute the Company’s biometric engine, law enforcement and secure credential solutions in the Asia-Pacific region, excluding Japan and Korea, for a period of three years. Argus will pay the Company a minimum license fee during the first three years of $1,400,000; $200,000 in year one; $400,000 in year two and $800,000 in year three. In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) regarding fee determination and collectibility criteria, we recognized revenues of $333,000 and $167,000 for the twelve months ended December 31, 2006 and 2005, respectively, and recorded deferred revenues of $33,000 as of December 31, 2005, related to this minimum license fee.

In accordance with SFAS 144, this subsidiary, previously included in the Company’s former Identification segment, was treated as a discontinued operation. The net loss for this subsidiary for the twelve months ended December 31, 2005 and 2004 are reflected in the Company’s Consolidated Statement of Operations as loss from discontinued operations. Included in the 2005 loss results is a gain on sale of subsidiary of $233,000 net of direct transaction costs of $49,000 and including the allocation of $637,000 of goodwill.

The assets and liabilities sold as part of the DIAP transaction included the following:

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

Prior period financial statements for the twelve months ended December 31, 2005 and 2004 have been restated to present the operations of Digital Photography and Digital Imaging Asia Pacific as discontinued operations.

7.                                      Related Parties

Subsequent to the Company’s sale of its wholly-owned subsidiary, Digital Imaging Asia Pacific Pte. Ltd., to Argus Solutions Ltd (“Argus’), as more fully described in Note 6 to these consolidated financial statements, the Company’s Chief Executive Officer accepted an invitation to become a member of Argus’ Board of Directors. Prior to the closing of the Company’s sale transaction with Argus, the Company had no material relationship with Argus Solutions.  Effective December 31, 2006, the Company’s Chief Executive Officer resigned from the Argus Board.

8.                                      Inventory

Inventories at December 31, 2006 and 2005 were comprised of finished goods of $58,000 and $208,000 net of reserves of $52,000 and $300,000, respectively. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

9.                                      Property and Equipment

Property and equipment at December 31, 2006 and 2005, consists of:

	2006	2005

Equipment	$1,193,222	$1,762,103
Leasehold improvements	131,057	131,005
Furniture	161,808	328,360
	1,486,087	2,221,468
Less accumulated depreciation	(1,134,387)	(1,797,581)
	$351,700	$423,887

During the twelve months 2006, the company wrote-off approximately $892,000 in fully depreciated assets that were no longer being utilized in the Company’s operations. Total depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $230,000, $307,000 and $362,000, respectively.

10.                               Accrued Liabilities

Principal components of accrued liabilities consist of:

	2006	2005

Compensated absences	$236,161	$189,796
Wages and sales commissions	146,436	192,848
Customer deposits	212,945	—
Liquidated damages	279,896	279,896
Professional fees	52,637	67,918
Other	210,643	304,288
	$1,138,718	$1,034,746

11.                               Notes Payable and Line of Credit

Notes payable consist of the following:

	2006	2005
Notes payable to third parties:
Senior secured promissory notes to accrue interest at 8%. Face value of note $1,310,000. Discount on note at December 31, 2006 is $212,622. Note due March 17, 2006	$1,097,378	$—
Short-term note payable to certain vendors	$—	$—
Total notes payable to third parties	1,097,378	—

Total notes payable	$1,097,378	$—
Less current portion	(1,097,378)	—
Long-term notes payable	$—	$—

In March 2006, the Company completed a secured debt financing in the aggregate amount of $1,550,000, with net proceeds to Company approximating $1,452,000. The Company issued a series of secured promissory notes (“the Notes”) aggregating $1,550,000 which bear interest at 8% per annum, with interest compounded monthly and payable quarterly. The principal balance becomes due in one year or earlier upon the occurrence of the following contractually defined events: (i) payments received by the Company in connection with contracts with Grupo Inffinix and Argus Solutions or any affiliate thereof, or any extension, renewal or amendment of such contracts; or (ii) payments made against any new contract signed by the Company which contract amount is in excess of $1,500,000; or (iii) the receipt by the Company of proceeds from the sale of equity or equity-linked securities by the Company; or (iv) receipt of proceeds from the issuance by the Company of any type of debt instruments, including lines of credit. In addition, the Company may prepay the notes in whole or in part upon five days prior written notice.  As a condition to the loan, the Company entered into a security agreement whereby the Company granted a security interest in all of the Company’s goods and equipment, inventory, contract rights and general intangibles, accounts or other obligations owing to the Company, and cash deposit accounts and other investment property to secure payment of the note.

Also a condition to the loan, the Company issued warrants to purchase 387,500 shares of the Company’s common stock. Such warrants have a 5-year term and an exercise price $2.30 per share.  Common shares underlying the warrants have piggyback registration rights and cashless exercise after 12 months from closing date if there is no effective registration statement covering the underlying shares.

The Company initially recorded the secured debt financing net of a discount equal to the fair value allocated to the warrants using the relative fair value method of approximately $419,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 4.52%, a dividend yield of 0%, and volatility of 82%.

As more fully discussed in Note 14 to these consolidated financial statements, in November and December 2006, the Company issued a total of 2,500 shares of its Series C Preferred Stock.  The issuance of Series C preferred stock triggered a Right of Acceleration included in the Notes.  As consideration for the note holders waiving this Right of Acceleration, the Company issued 200,250 warrants to purchase common stock at an exercise price of $1.80 per share and reduced the exercise price of 387,500 warrants to purchase common stock from $2.30 per share to $1.80 per share.

The Company has calculated the fair value of the 200,250 warrants using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.52%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 82%; and an expected life of the warrant of 5 years.  The fair value of the warrants was approximately $175,000.

The Company has computed the fair value of the modification to the 387,500 warrants to be approximately $28,000.  The Company calculated the fair value of these warrants immediately before and after the modification using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.52%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 82%; and an expected life of the warrant of 5 years.

The total of the fair value of the new warrants and the modification of existing warrants of approximately $203,000 has been recorded as an increase to the discount on the notes payable and an increase to additional paid in capital.  The discount will be amortized over the remaining term of the note of four months.

During the twelve months ended December 31, 2006, the Company recorded approximately $408,000 in debt discount amortization which is included as a component of net interest expense in the Company’s Consolidated Statement of Operations.

12.                               Income Taxes

The significant components of the income tax provision (benefit) are as follows:

December 31,
	2006	2005
Current
Federal	$—	$—
State	—	—
Foreign	—	—

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$—	$—

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows:

	2006	2005

Net operating loss carryforwards	$14,779,554	$12,907,871
Research and development credits	—	805,897
Intangible Assets	761,466	785,191
Stock based compensation	283,319	—
Reserves and accrued expenses	203,273	193,416
Other	(46,916)	(48,548)
	15,980,696	14,643,827
Less valuation allowance	(15,980,696)	(14,643,827)

Net deferred tax assets	$—	$—

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2006	2005

Amounts computed at statutory rates	$(2,014,913)	$(2,840,939)
State income tax, net of federal benefit	(224,438)	(289,610)
Expiration of net operating loss carryforwards	382,645	0
Non-deductible goodwill impairment loss	—	423,420
Federal research and development credit	513,013	(63,103)
Other	6,824	8,145
Net change in valuation allowance	1,336,869	2,762,087

	$—	$—

The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2006 and 2005, the Company had federal net operating loss carryforwards of approximately $38,814,000 and $34,718,000, respectively, state net operating loss carryforwards of approximately $27,126,000 and $18,920,000, respectively, which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2007 through 2026. The state net operating loss carryforwards expire at various dates from 2007 through 2011.

The Internal Revenue Code (“the Code”) limits the availability of certain tax credits that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company.  The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations.

The Code also limits the availability of net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company underwent “ownership changes” in 1991, 1995, 2000, 2003 and 2004.

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

Letter of Credit

As collateral for performance on a software installation and implementation contract, the Company is contingently liable under an irrevocable standby letter of credit in an amount of approximately $106,000. This letter of credit expires on December 26, 2008. As a condition, the bank requires the Company to invest an equal amount in the form of certificate of deposit. As of December 31, 2006, there were no drawings against the outstanding balance. This certificate of deposit is included as a component of noncurrent other assets in the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005.

Litigation

The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Leases

The Company currently leases office and research and development space under operating leases which expire at various dates through December 2008.

At December 31, 2006, future minimum lease payments are as follows:

2007	$538,000
2008	$462,000
2009	$153,000
2010	$—
2011	$—
$1,153,000

Rental expense from continuing operations incurred under operating leases for the years ended December 31, 2006, 2005 and 2004, was approximately $562,000, $750,000 and $592,000 respectively. Rent expense for the year 2005 contains approximately $124,000 in accrued for exit activity costs related to the closure of our office in Stuttgart, Germany as more fully described in Note 17.

Registration Payment Arrangements

As part of the Series C preferred stock financing as more fully described in Note 14, the Company entered into a Registration Payment Arrangement as defined by Financial Accounting Standards Board Staff Position No. EITF 11-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”).  FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.   FSP EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006, however early adoption is permitted for interim or annual periods for which financial statements have not been issued.  The Company adopted the provisions of FSP EITF 00-19-2 for the annual period ending December 31, 2006.  The Company determined that no loss contingency was required to be recorded as of December 31, 2006.

As part of the registration payment arrangement, the Company agreed to register the shares of common stock the Series C preferred stock is convertible into and the shares of common stock underlying the warrants issued to the Series C investors with the Securities and Exchange Commission (“the Commission”) within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the Commission or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the Commission or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement, the Company is subject to a liquidating damage penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at December 31, 2006 is approximately $300,000. The Company has met the requirements of the Registration Payment Arrangement by registering the shares of common stock with the Commission within the specified time frame specified by the agreement and has kept the registration continuously effective thereafter.  Company management believes that it will be able to maintain current filing status with the Commission over the prescribed period.

As part of a private placement in July 2005, the Company entered into a registration payment arrangement, whereby the Company agreed to register the shares of common stock with the Commission within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the Commission or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the Commission or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement, the Company is subject to a liquidating damage penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective. The maximum exposure at December 31, 2006 is approximately $378,000

 The Company has met the requirements of the Registration Payment Arrangement by registering the shares of common stock with the Commission within the specified time frame specified by the agreement and has kept the registration continuously effective thereafter.  Company management believes that it will be able to maintain current filing status with the Commission over the prescribed period.

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

The Company had 239,400 and 249,400 shares of Series B outstanding as of December 31, 2006 and 2005, respectively.  At December 31, 2006 and 2005, the Company had cumulative undeclared dividends of approximately $9,000.

During the twelve months ended December 31, 2006, 10,000 shares of Series B were converted into 1,895 shares of the Company’s common stock.  There were no conversions during the corresponding period in 2005.

Series C Convertible, Non-Redeemable Preferred Stock

In November 2006, the Company’s Articles of Incorporation were amended to authorize 3,500 shares of Series C Convertible Preferred Stock (“Series C”). Each share of Series C has a par value of $0.01, a stated value of $1,000 and is convertible into 666.66 shares of the Company’s common stock.  The Series C preferred stock does not have voting rights.

The holders of Series C are entitled to receive cumulative dividends, at the option of the Company, (i) in common stock upon conversion of the Series C preferred stock, or (ii) in cash after the payment of cash dividends to the holders of Series B Preferred Stock at the rate per share (as a percentage of the stated value per share) of 8% per annum.

The holders of Series C are entitled to initial distributions of $1,000 per share of Series C outstanding, upon liquidation and in preference to common shares and any other series of preferred stock with the exception of Series B Preferred Stock, plus all accrued but unpaid dividends.

At December 31, 2006, the Company had issued a total of 2,500 shares of Series C and generated gross proceeds of $2.5 million.  At December 31, 2006, the Company had cumulative undeclared dividends relating to Series C preferred stock of approximately $25,000.

In conjunction with the issuance of the Series C preferred stock, the Company issued warrants to the holders of the Series C preferred stock to purchase 125,000 shares of the Company’s common stock at $1.58 per share.  The proceeds from the Series C preferred stock financing were allocated to the warrants and the Series C preferred stock based on the relative fair value of each on the date of issuance.  This allocation process resulted in the recognition of a discount attributable to an embedded beneficial conversion feature of approximately $33,000.  The discount was amortized over the minimum period from the date of issuance to the date at which the preferred shareholders are permitted to convert as a dividend to the Series C shareholders.

As compensation to the placement agent for the Series C preferred stock, the Company agreed to issue warrants to purchase 46,000 shares of common stock at $1.575 and pay $138,000 in cash.  The warrants were classified as equity and the cash payment has been recorded as adjustment to additional paid in capital as a reduction of net proceeds.

Common Stock

During twelve month periods ended December 31, 2006 and 2005, the Company issued 144,588 and 90,481 shares of its common stock, respectively, pursuant to stock-based compensation agreements with certain employees and issued 1,895 shares of its common stock pursuant to the conversion of 10,000 shares of Series B Preferred Stock.

Warrants

As of December 31, 2006, warrants to purchase 5,821,149 shares of common stock at prices ranging from $1.43 to $5.48 were outstanding. All warrants are exercisable as of December 31, 2006, and expire at various dates through November 2011.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2004	6,187,541	$6.62
Granted	635,765	$3.45
Expired / Canceled	(2,530,001)	$11.76
Exercised	(0)	$2.27
Balance at December 31, 2005	4,293,305	$2.94
Granted	1,527,844	$1.70
Expired / Canceled	(0)	$0
Exercised	(0)	$0
Balance at December 31, 2006	5,821,149	$2.37

The following table summarized information about warrants outstanding and exercisable at December 31, 2006:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$1.43	75,149	3.0	$1.43

$1.50	2,203,286	2.5	$1.50

$1.58	171,000	4.9	$1.58

$1.80	587,751	4.4	$1.80

$1.83	29,070	1.9	$1.83

$2.14	344,951	1.9	$2.14

$2.40	466,737	1.6	$2.40

$2.58	473,824	1.9	$2.58

$3.20	685,395	3.6	$3.20

$3.21	221,218	0.4	$3.21

$4.66	63,012	2.1	$4.66

$5.48	499,756	2.1	$5.48

	5,821,149

In March 2006, as a condition to the Company’s issuance of secured notes payable, the Company issued warrants to purchase 387,500 shares of the Company’s common stock. Such warrants have a 5-year term and an exercise price $2.30 per share. This exercise price was subsequently reduced to $1.80 per share as consideration for a waiver of the Right of Acceleration from the holders of the Company’s Secured Promissory Notes dated March 17, 2006.  Additionally, as additional consideration, in November 2006, the Company issued 200,250 warrants to purchase common stock at an exercise price of $1.80 per share.  See Note 11 to these consolidated financial statements.  Common shares underlying the warrants have piggyback registration rights and cashless exercise after 12 months from closing date if there is no effective registration statement covering the underlying shares.

In conjunction with the issuance of the Series C preferred stock, the Company issued warrants to the holders of the Series C preferred stock to purchase 125,000 shares of the Company’s common stock at $1.58 per share.  These warrants have been classified as equity and are accounted for in combination with the Series C preferred stock issuance.

In connection with the issuance of the Series C preferred stock, the Company was required to issue warrants to the placement agent for the purchase of 46,000 shares of common stock at an exercise price of $1.575 per share. The fair value of the warrants issued to the finders was approximately $44,429 as determined by the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.90%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 82%; and an expected life of the of warrant of 5 years.  The fair value of the warrant was charged to additional paid in capital as a reduction of the offering proceeds.

The Series C preferred stock financing triggered certain anti-dilution and exercise price reduction clauses in existing warrant agreements.  As a result of these modifications, the Company was required to issue an additional 769,094 warrants and reduce the exercise price of certain previously issued warrants.  As these warrants were classified as permanent equity and the adjustment was related to anti-dilution features within these financial instruments, this increase in warrants and reduction of exercise price resulted in no adjustment to the consolidated financial statements.

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

On September 12, 2001, the Company’s Board of Directors approved adoption of the 2001 Equity Incentive Plan (the “2001 Plan”). Under the terms of the 2001 Plan, the Company may issue stock awards to employees, directors and consultants of the Company, and such stock awards may be given for non-statutory stock options (options not intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock bonuses, and rights to acquire restricted stock. The Company originally reserved 1,000,000 shares of its common stock for issuance under the 2001 Plan. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below.

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

Stock Option Plans
As of December 31, 2006

	Number of securities to be issued upon exercise of outstanding options (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
1994 Plan	43,770	-0-
Nonqualified Plan	—	-0-
1999 Plan	1,174,980	99,299
2001 Plan	384,414	-0-
Total	1,603,164	99,299

The following table summarizes employee stock option activity since December 31, 2003:

	Options	Weighted- Average Exercise Price

Balance at December 31, 2003	1,340,006		$4.44
Granted	396,750		$2.32
Expired/canceled	(727,134)		$5.60
Exercised	(115,263)		$2.11

Balance at December 31, 2004	894,359		$2.72
Granted	677,300		$2.59
Expired/canceled	(71,282)		$2.32
Exercised	(26,284)		$2.38

Balance at December 31, 2005	1,474,093		$2.68

Granted	363,000		$1.90
Expired/canceled	(233,929)		$3.17
Exercised	—	$

Balance at December 31, 2006	1,603,164		$2.45

At December 31, 2006, a total of 810,527 options were exercisable at a weighted average price of $2.66 per share. At December 31, 2005, a total of 624,163 options were exercisable at a weighted average price of $2.87 per share. At December 31, 2004, a total of 575,686 options were exercisable at a weighted average price of $3.07 per share.

The intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 were $0, $22,000, and $112,000, respectively. The intrinsic value of options exercisable at December 31, 2006, 2005 and 2004 were $0, $0 and $175,000, respectively.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 1.65 - 1.71	149,000	8.6	$1.67	—	$	N/A
$ 1.97 – 2.15	248,020	7.3	$2.02	88,950		$2.07
$ 2.20 – 2.45	542,300	8.3	$2.34	303,177		$2.37
$ 2.62 – 2.74	434,180	8.3	$2.64	208,932		$2.64
$ 3.00 – 6.51	229,664	5.5	$3.33	209,468		$3.35
Total	1,603,164			810,527

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2006 and 2005 was $1.38 and $2.59, respectively.

15.          Employee Benefit Plan

During 1995, the Company adopted a defined contribution 401(k) retirement plan (the “Plan”). All U.S. based employees aged 21 years and older are eligible to become participants after the completion of 60 days employment. The Plan provides for annual contributions by the Company of 50% of employee contributions not to exceed 8% of employee compensation.  Participants may contribute up to 100% of the annual contribution limitations determined by the Internal Revenue Service.

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. The Company made contributions in 2006 of approximately $15,000 for the 2005 plan year and $75,000 for the 2006 plan year and has accrued a contribution of approximately $28,000 for the 2006 plan year.

16.          Pension Plan

One of the Company’s foreign subsidiaries maintains a defined benefit pension plan that provides benefits based on length of service and final average earnings.

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plan; amounts recognized in the Company’s consolidated financial statements; and the assumptions used in determining the actuarial present value of the benefit obligations as of December 31:

	2006	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$1,520,238	$1,153,882	$708,105
Service cost	1,794	249	8,296
Interest cost	66,903	57,554	59,726
Actuarial gain (loss)	(173,963)	261,181	124,228
Effect of exchange rate changes	42,110	47,372	253,527
Effect of curtailment	—	—	—
Benefits paid	—	—	—
Benefit obligation at end of year	1,457,082	1,520,238	1,153,882

Change in plan assets
Fair value of plan assets at beginning of year	390,708	342,194	304,594
Actual return of plan assets	9,474	8,261	(104,215)
Company contributions	40,608	40,253	141,815
Benefits paid	—	—	—
Fair value of plan assets at end of year	440,790	390,708	342,194

Funded status	(1,016,292)	(1,129,530)	(811,688)
Unrecognized actuarial loss (gain)	343,018	502,488	—
Unrecognized prior service (benefit) cost	—	—	—
Additional minimum liability	(343,018)	(502,488)	—
Unrecognized transition (asset) liability	—	—	—
Net amount recognized	$(1,016,292)	$(1,129,530)	$(811,688)

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:
Discount rate	4.60%	4.15%	4.5%
Expected return on plan assets	4.00%	4.5%	4.5%
Rate of compensation increase	N/A	N/A	N/A

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	8.20%	9.90%	5.70%
Debt securities	87.90%	85.20%	88.80%
Other	3.90%	4.90%	5.50%
Total	100%	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	1,794	200	8,296
Interest cost on projected benefit obligations	66,903	46,240	59,726
Expected return on plan assets	—	76	(23,943)
Amortization of prior service costs	—	—	—
Amortization of actuarial loss	—	—	—
Net periodic benefit costs	68,697	46,516	44,079

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	4.60%	4.15%	4.5%
Expected return on plan assets	4.00%	4.5%	4.5%
Rate of compensation increase	N/A	N/A	N/A

The following discloses information about our defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	1,457,082	1,520,238	1,153,882
Accumulated benefit obligation	1,457,082	1,520,238	1,153,882
Fair value of plan assets	440,790	390,707	342,193

The following benefit payments are expected to be paid as follows:

2006	—
2007	—
2008	—
2009	—
2010	—
2011 — 2015	21,783

The Company expects to make contributions to the plan of approximately $32,500 during 2007.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The expected long-term return on plan assets is between 4.0% to 4.5%. The measurement date used to determine the benefit information of the plan was January 1, 2007.

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

Charges for the reduction in workforce include severance and other termination costs. As part of the restructuring, the Company will vacate its Germany office and record a charge related to the remaining liability under the associated lease. Cash payments for the remaining liability of approximately $131,000 as of December 31, 2005, for facility exit activities will be made over the remaining life of the lease ending September 2006. Cash payments to complete the workforce reduction of approximately $73,000 will be made through March 2006.

Exit activity expenses for all periods presented are shown as a component of general and administrative expenses in the Company’s Consolidated Statement of Operations.

The following table summarizes charges recorded and changes in the exit activities reserve during 2004 and 2005:

	2002	2005
	Restructuring	Restructuring	Total

Balances, January 1, 2004	$73,000	$—	$73,000

Reductions to exit activity reserve:
Payments:
Lease obligation, net of sublease income	$(37,000)	$0	$(37,000)

Balances, December 31, 2004	$36,000	$—	$36,000

Reductions to exit activity reserve:
Payments:
Lease obligation, net of sublease income	$(23,000)	$—	$(23,000)
Difference in estimated obligation	$(13,000)	$—	$(13,000)

Additions to exit activity reserve Charge to operations for 2005 restructuring	$—	$204,000	$204,000

Balances, December 31, 2005	$—	$204,000	$204,000

Reductions to exit activity reserve:
Payments:
Lease obligation, net of sublease income	$—	$(125,600)	$(125,600)
Severance	$—	$(75,300)	$(75,300)

Difference in estimated obligation		$(3,100)	$(3,100)

Balances, December 31, 2006	$—	$—	$—

18.          Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for 2006 and 2005 (in thousands, except per share data):

	2006 (by quarter)
	1	2	3	4

Revenues	$2,764	$2,867	$2,177	$2,382
Cost of Sales	807	889	712	773
Operating expenses	3,250	3,050	2,964	2,818
Loss from Operations	(1,293)	(1,072)	(1,499)	(1,209)
Interest expense (income), net	26	157	156	225
Other expense (income), net	(69)	(37)	(5)	(8)
Loss from continuing operations	(1,250)	(1,192)	(1,650)	(1,426)
Discontinued operations	(98)	(134)	(114)	(62)
Net loss	(1,348)	(1,326)	(1,764)	(1,488)

Net loss per share:
Loss from continuing operations	$(0.09)	$(0.09)	$(0.12)	$(0.11)
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Net loss per share	$(0.10)	$(0.10)	$(0.13)	$(0.11)

	2005 (by quarter)
	1	2	3	4

Revenues	$2,727	$1,902	$2,384	$2,162
Cost of Sales	1,122	824	893	1,072
Operating expenses	2,589	2,827	2,845	3,918
Loss from Operations	(984)	(1,749)	(1,354)	(2,828)
Interest expense (income), net	(6)	(4)	(31)	(12)
Other expense (income), net	(277)	(6)	(85)	202
Loss from continuing operations	(701)	(1,739)	(1,238)	(3,018)
Discontinued operations	$(203)	$(165)	$(128)	$(1,163)
Net loss	$(904)	$(1,904)	$(1,366)	$(4,181)

Net loss per share:
Loss from continuing operations	$(0.06)	$(0.14)	$(0.09)	$(0.22)
Discontinued operations	$(0.02)	$(0.01)	$(0.01)	$(0.09)
Net loss per share	$(0.08)	$(0.15)	$(0.10)	$(0.31)

19.          Subsequent Event

On March 9, 2007, ImageWare Systems, Inc. (the  “Company”) entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 1,500 shares of the Company’s Series D 8% Convertible Preferred Stock (the “Series D Preferred Stock”) at a stated value of $1,000 per share for aggregate gross proceeds of $1,500,000, and issued to the Investors warrants (the “Warrants”) to purchase up to an aggregate of 59,207 shares of common stock of the Company with an exercise price of $2.33 per share (the “Financing”).  The Warrants may be exercised at any time from September 9, 2007 until September 9, 2012. In addition, the Warrants contain a “cashless exercise” feature.

In connection with the Financing, the Company also entered into a registration rights agreement with certain of the Investors (the “Rights Agreement”) and has agreed to enter into the Rights Agreement with the remaining Investors. Pursuant to the Rights Agreement, the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on or before April 23, 2007 covering the resale of the shares of common stock underlying the Series D Preferred Stock, all shares of common stock issuable upon exercise of the Warrants, all shares of common stock issuable as dividends on the Series D Preferred Stock, and all shares of common stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event contemplated by Rule 416 of the Securities Act of 1933, as amended (the “Securities Act”), with respect to the foregoing, with certain exceptions described in the Rights Agreement. The Company also agreed to use commercially reasonable efforts to have the Registration Statement declared effective as promptly as possible after it is filed with the SEC and to keep the Registration Statement effective.

In the event the Registration Statement is not timely filed or declared effective within the time periods described above, and under certain other circumstances, the Company will be required to pay the Investors liquidated damages in the amounts prescribed in the Rights Agreement.

On March 17, 2006, the Company closed a loan (the “Loan”) pursuant to which the Company borrowed an aggregate of $1,550,000 from multiple lenders in consideration for the issuance of secured promissory notes (the “Notes”) to the lenders.  Under the terms of the Notes, issuance of the Series D Preferred Stock caused all amounts outstanding under the Notes to become immediately due and payable in full.  As of March 9, 2007 there was $1,196,259 in principal and $19,319 in accrued but unpaid interest outstanding under the Notes.  Upon receipt of the funds from the Series D financing described above, the Company immediately repaid, in full, all outstanding principal and accrued but unpaid interest due under the Notes. The Notes have terminated in their entirety.

During March 2007, the Company issued 785,956 shares of its common stock pursuant to warrant exercises.  Proceeds received were approximately $1,105,000.