Form 10-K/A
period 2006-12-31
IMAGEWARE SYSTEMS INC
filed 2007-04-30
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Registrant’s telephone number, including area code):(858) 673-8600

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

DOCUMENTS INCORPORATED BY REFERENCE

                EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on April 17, 2007, and is being filed solely to replace Part III, Item 10 through Item 14,  previously intended to be incorporated by reference to the definitive proxy statement for our annual meeting.  The required certifications are included with this amendment as Exhibits 31.1 and 31.2 of this amended report.

PART III

ITEM 10. Directors, Executive Officers, Promoters and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding our Directors as of April 15, 2007:

Name	Age	Principal Occupation/Position Currently Held With the Company
Mr. S. James Miller, Jr.	53	Chief Executive Officer and Chairman of the Board of Directors
Mr. John Callan	60	Director
Mr. Patrick Downs	70	Director
Mr. John Holleran	80	Director
Mr. David Loesch	62	Director
Mr. Guy Steven Hamm	59	Director
Mr. David Carey	62	Director

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

John Callan was elected to the board in September 2000. In 2006, Mr. Callan joined DHL Global Mail, Americas as Vice President - Domestic Product Management and has served as Vice President Strategy and Business Development since January of 2007. From 2001 to 2006, Mr. Callan served as Principal of Ursa Major Associates, LLC, a logistics strategy consulting firm he co-founded. From 1997 to 2002, he was an independent business strategy consultant in the imaging and logistics fields. From 1996 to 1997, he served as Chief Operating Officer for Milestone Systems, a shipping systems software company, and from 1987 to 1996, served as Director of Entertainment Imaging at Polaroid Corporation.

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

The following table sets forth the names, ages and positions of the Company’s Executive Officers as of April 15, 2007:

Name	Age	Principal Position Held With the Company
Mr. S. James Miller, Jr.	53	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	54	Sr. Vice President Administration, Chief Financial Officer, Secretary, Treasurer
Mr. Charles AuBuchon	63	Vice President Business Development
Mr. William Willis	48	Executive Vice President Sales
Mr. David Harding	37	Vice President and Chief Technical Officer

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

Chuck AuBuchon has served as Vice President, Business Development since December 2006. From May of 2004 to December of 2006, he served as Vice President, Sales. From 2003 to 2004 he served as Director of North American Sales. From 2000 to 2003 was Vice President Sales & Marketing at Card Technology Corporation, a manufacturer of Card Personalization Systems, where he was responsible for distribution within the Americas, Asia Pacific, and EMEA (Europe, Middle East and Africa) regions. From 1992 to 2000 he held various sales management positions including Vice President Sales and Marketing for Gemplus and Datacard.

William Willis has served as Executive Vice President, Sales since December 2006.  From January 2006 to December 2006, he served as Executive Vice President, Business Development. From 2003 to January 2006, he served as Senior Vice President of Technology and Business Development. From 2001 until July 2003, Mr. Willis served as the Chief Technology Officer for Iridian Technologies, a developer of authentication technologies based on iris recognition. From 2000 to 2001, Mr. Willis was the Chief Operating Officer of e-dn.com. From 1993 to 2000, Mr. Willis served as Chief Technology Officer and Vice President of Engineering of Access360 (formerly known as Enable Solutions).

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

COMPLIANCE WITH FEDERAL SECURITIES LAWS

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Secutities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports furnished to us during the fiscal year ended December 31, 2006, no director, officer or beneficial holder of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year

CODE OF ETHICS.

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

CORPORATE GOVERANCE

THE AUDIT COMMITTEE

The Company’s Audit Committee of the Board of Directors consists of Guy Steven Hamm, David Loesch and John Holleran. The Audit Committee operates pursuant to a written charter.  In accordance with the American Stock Exchange listing standards, the charter addresses the purpose, duties and responsibilities of the Audit Committee.

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accountants. The Audit Committee also monitors the integrity of the company’s financial statements and the independence and performance of the independent registered public accountants and reviews our financial reporting processes. The Audit Committee reviews and reports to the Board of Directors the scope and results of audits by the company’s independent registered public accountants and reviews other professional services rendered by the company’s independent registered public accountants. It reviews transactions between the company and our directors and officers, the company’s policies regarding such transactions and compliance with our Cod e of Business Conduct and Ethics and conflict of interest policies.

The Board has determined that all members of the Audit Committee meet the American Stock Exchange standards of independence and financial literacy, and the SEC’s requirements with respect to independence of listed company audit committee members.  The Board has determined that at least one member of the Audit Committee, Guy Steven Hamm, meets the SEC’s definition of an “audit committee financial expert”.

The Audit Committee met four times during 2006.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board has responsibility for establishing, implementing and monitoring adherence to the Company’s compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to the executive officers of the Company is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive officer compensation program is one that is designed to reward the achievement of specific annual and long-term operational and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation in an effort to ensure that the Company maintains its ability to attract and retain individuals of superior ability and managerial talent in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executive officers should include both cash and stock-based compensation that rewards individual and corporate performance as measured against established goals.

Role Of Executive Officers In Compensation Decisions

The Compensation Committee makes all compensation decisions for the Company’s executive officers.  Regarding the establishment of base salary levels payable throughout 2006 and cash and equity incentives in respect of 2006 performance, the Company’s CEO, S. James Miller, provided input and arranged for the Compensation Committee to have access to Company records and personnel for purposes of its deliberations.  The Company’s Sr. Vice President Administration, Chief Financial Officer, Secretary and Treasurer, Wayne G. Wetherell, also provided input to the Compensation Committee to this end.  With respect to compensation levels of executive officers in 2007 with respect to 2006 performance, S. James Miller reviewed the performance of each executive officer (other than his own, which was reviewed by the Compensation Committee) and provided such input and observations to the Compensation Committee. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments for 2007 for 2006 performance, were presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executive officers.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation in an effort to motivate the Company’s executive officers to achieve the business goals set by the Company and reward them for achieving such goals. In furtherance of these objectives, in 2005 the Compensation Committee engaged Compensia, an outside consulting firm, to assess and evaluate its total compensation program for the executive officers of the Company and provide the Compensation Committee with relevant market data and recommendations to consider when developing  compensation packages for the executive officers.

In making compensation decisions, the Compensation Committee compared each element of the executive’s total compensation package with the research and recommendations of Compensia.

The Compensation Committee believes that the Company competes with many companies for top executive-level talent. Accordingly, the Compensation Committee strives to implement compensation packages for the Company’s executive officers that are competitive with total compensation paid to similarly situated executives. Variations to this objective may occur as dictated by the experience level of the individual and market factors.

A significant percentage of total compensation for Company executive officers is allocated to incentives as a result of the philosophy mentioned above. Nevertheless, strictly speaking, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  Income from such incentive compensation is realized as a result of the performance of the Company or the individual, depending on the type of award, compared to established goals.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for executive officers were:

•     base salary; and

•     long-term equity incentive compensation in the form of stock option; and restricted stock

Base Salary.  The Company provides its executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility by using market data.

During its review of base salaries for executive officers for 2006, the Compensation Committee primarily considered:

•     market data provided by our outside consultant and data published by independent third-party sources;

•     internal review of the executive’s compensation, both individually and relative to other executive officers; and

•     individual performance and responsibility of the executive.

Salary levels for named executives not under employment contracts are considered annually as part of the Company’s performance review process as well as upon a promotion or other material change in job responsibility. Merit based increases to salaries of executive officers are determined upon assessment of the individual’s performance and responsibility.

Long-Term Equity Incentive Compensation.

The Company’s long-term incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executives with our stockholders and retain the executives through the term of the awards. When making equity award decisions, the Compensation Committee considers market data, the grant size, the forms of long-term equity compensation available to it under existing plans and the status of awards granted in previous years. The amount of equity incentive compensation granted in 2006 was based upon the strategic, operational and financial performance of the Company overall and reflects the executives’ expected contributions to the Company’s future success. Existing ownership levels are not a factor in award determination, as the Compensation Committee does not want to discourage executives from holding significant amounts of Company stock.

Effective January 1, 2006, the Company adopted the requirements of Statement of Financial Accounting Standards 123(R), which requires companies to estimate the fair value of share-based payment option awards on the date of grant using an option-pricing model. The value of the awards that are ultimately expected to vest are recognized as compensation expense over the requisite service periods using the straight-line method. When determining the appropriate form of incentive award (for example whether stock options, restricted stock, restricted stock units, or stock appreciation rights, each of which the 1999 Stock Award Plan permits, should be used) the Compensation Committee’s goal is to weigh the cost of these grants with their potential benefits as a compensation tool.

Retirement and Other Benefits.

All Company employees in the United States are eligible to participate in the 401(k) Savings Plan. The Savings Plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees, including the named executive officers, are able to contribute.  The Plan provides for annual contributions by the Company of 50% of employee contributions not to exceed 8% of employee compensation.  Participants may contribute up to 100% of the annual contribution limitations determined by the Internal Revenue Service. Employees are fully vested in their share of the Company’s contributions after the completion of five years of service.

Tax and Accounting Implications.  As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. To qualify for deductibility under Section 162(m), compensation in excess of $1,000,000 per year paid to the named executive officers at the end of such fiscal year generally must be “performance-based” compensation as determined under Section 162(m). The Compensation Committee generally intends to comply with the requirements for full deductibility of executive compensation under Section 162(m). However, the Compensation Committee will balance the costs and burdens involved in such compliance against the value to the Company and its stockholders of the tax benefits that the Company would obtain as a result, and may in certain instances pay compensation that is not fully deductible if, in its determination, such costs and burdens outweigh such benefits.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our Chief Executive Officer, our Chief Financial Officer and the persons who were, at December 31, 2006, our three other most highly compensated executive officers during 2006, our named executive officers.

				Stock		Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards		Awards(1)	Compensation		Total

S. James Miller, Jr. Chairman of the Board and Chief Executive Officer	2006	$299,230	$—	$167,540	(2)	$168,648	$12,015	(3)	$647,433

Wayne G. Wetherell Senior Vice President Administration, Chief Financial Officer, Secretary, and Treasurer	2006	177,022	$—	$75,702	(4)	$91,079		(4)	$343,803

William Willis Executive Vice President Sales	2006	229,917	$—	$—		$100,780			$330,697

Charles Aubuchon Vice President Business Development	2006	152,600	$—	$—		$117,557			$270,157

David Harding Vice President and Chief Technical Officer	2006	138,107	$—	$—		$36,052			$174,159

(1) The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with the provisions of FAS 123R and thus may include amounts from awards granted prior to 2006.  Assumptions used in the calculation of these amounts are included in Note to the Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2006 included in the Company’s annual report on Form 10-K filed with the SEC on April 17, 2007.

(2) Represents the quarterly vesting of 124,162 restricted shares granted on March 30, 2004 and the vesting of 109,700 restricted shares granted on September 27, 2005 for Mr Miller. The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008. Represents the quarterly vesting of 80,281 restricted shares granted on March 30, 2004 and the vesting of 52,600 restricted shares granted on September 27, 2005.  The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

(3) Consists of $8,000 in 401(K) matching contributions, $1,215 in life insurance premiums and $2,000 in club membership.

(4)  Represents the quarterly vesting of 80,281 restricted shares granted on March 30, 2004 and the vesting of 52,600 restricted shares granted on September 27, 2005.  The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

2006 Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in 2006 under our plans.

		All Other
		Stock	Exercise or	Grant Date
		Awards:	Base	Fair Value
		Number of	Price of	Of Stock
		Securities	Option	and Option
	Grant	Underlying	Awards(2)	Awards(3)
Name	Date	Options(1)	($/Sh)	($)

Charles Aubuchon	1/13/2006	60,000	1.99	87,000

William Willis	1/13/2006	60,000	1.99	87,000

David Harding	1/31/2006	100,000	1.65	120,000

(1) The shares subject to each option vest over a three year period, with 331/3% of the shares subject to each option vesting on each anniversary at the grant date.

(2) The exercise price is the closing price of ImageWare Systems, Inc. Common Stock on the date of grant.

(3) The fair value of ImageWare Systems, Inc.'s stock options is computed using the Black-Scholes valuation model.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the named executive officers outstanding as of December 31, 2006.

						Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
									Plan	Awards:
	Option Awards								Awards:	Market or
	Number of		Number of					Market	Number of	Payout Value
	Securities		Securities			Number of		Value of	Unearned	of Unearned
	Underlying		Underlying			Shares or		Shares or	Shares, Units	Shares, Units
	Unexercised		Unexercised			Units of		Units of	or Other	or Other
	Unearned		Unearned	Option		Stock That		Stock That	Rights That	Rights That
	Options:		Options:	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	#		#	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable		Unexercisable	($)	Date	(#)		($)	(#)	($)

S. James Miller, Jr.	75,000		—	$3.00	9/12/2011	74,332	(6)	$126,364	—	—
	25,000		—	$1.97	5/28/2013
	100,000		—	$2.40	10/28/2014
	33,336	(1)	66,664	$2.62	8/16/2015
	36,572	(2)	73,128	$2.36	9/27/2015

Wayne G. Wetherell	10,000		—	$3.00	9/12/2011	37,372	(7)	$63,532	—	—
	10,000		—	$1.97	5/28/2013
	50,000		—	$2.40	10/28/2014
	20,000	(1)	40,000	$2.62	8/16/2015
	17,536	(2)	35,064	$2.36	9/27/2015

William Willis	67,500		—	$2.65	10/1/2013	—		—	—	—
	34,000	(3)	16,000	$2.30	10/15/2014
	20,000	(1)	40,000	$2.62	8/16/2015
	0		60,000	$1.99	1/13/2016

Charles Aubuchon	9,164		836	$3.00	12/31/2013	—		—	—	—
	27,000	(3)	13,000	$2.30	10/15/2014
	10,000	(4)	20,000	$3.19	4/1/2015
	20,000	(1)	40,000	$2.62	8/16/2015
	0		60,000	$1.99	1/13/2016

David Harding	0	(5)	100,000	$1.65	1/31/2016	—		—	—	—

(1)           These options vest over three years with one third vesting 8/16/2006 and the remainder vesting in equal quarterly installments thereafter.

(2)           These options vest over three years with one third vesting 9/27/2006 and the        remainder vesting in equal quarterly installments thereafter.

(3)           These options vest over three years with one third vesting on each of 10/15/2005,                10/15/2006 and 10/15/2007.

(4)           These options vest over three years with one third vesting on each of 4/1/2006,    4/1/2007 and 4/1/2008.

(5)           These options vest over three years with one third vesting 1/31/2007 and the        remainder vesting in equal quarterly installments thereafter.

(6)           10,435 shares vest on 3/31/2007 and 9,141 shares vest quarterly beginning on        3/27/2007

(7)           6,691 shares vest on 3/31/2007 and 4,383 shares vest quarterly beginning on          3/27/2007

Options Exercises and Stock Vested

The following table sets forth information regarding exercises of stock options and vesting of stock for each of the named executive officers during 2006.  There were no exercises of stock options by our named executive officers in 2006.

	Stock Awards
	Number of	Value
	Shares	Realized
	Acquired on	on Vesting
Name	Vesting	($)

S. James Miller, Jr.(1)	87,101	167,540

Wayne G. Wetherell(2)	39,451	75,702

(1) Represents the quarterly vesting of 124,162 restricted shares granted on March 30, 2004 and the vesting of 109,700 restricted shares granted on September 27, 2005. The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

(2) Represents the quarterly vesting of 80,281 restricted shares granted on March 30, 2004 and the vesting of 52,600 restricted shares granted on September 27, 2005.  The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

Employment and Change of Control and Severance Benefits Agreements

The Company has entered into Employment Agreements and Change of Control and Severance Benefits Agreements with certain of its executive officers. The Employment Agreements and Change of Control and Severance Benefits Agreements are intended to promote stability and continuity of senior management. A description of the terms of the employment agreements is set forth below and the amount payable to each named executive officer in each situation is set forth in the tables below.

On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller will serve as President and Chief Executive officer. This agreement is for a three-year term ending September 30, 2008. This agreement provides for annual base compensation in the amount of $291,048, which amount will be increased based on cost-of-living increases. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or the thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

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

                On October 31, 2005, we entered into a Change of Control and Severance Benefits Agreement with Mr. Charles AuBuchon, our Vice President of Sales.  This agreement has a three year term, commencing on October 31, 2005. Subject to the conditions and other limitations set forth therein, Mr. AuBuchon will be entitled to the following severance benefits if we terminate his employment without cause prior to the closing of any change of control transaction: (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of Mr. AuBuchon’s health insurance benefits until the earlier of six (6) months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage.  In the event that the Mr. Aubuchon’s employment is terminated within the twelve months following a change of control, he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable.  Mr. Aubuchon’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

        For purposes of each of the above referenced agreements, termination for “cause” generally means the executive’s commission of an act of fraud or similar conduct which is intended to result in substantial personal enrichment of the executive, conviction or plea of nolo contendere to a felony, gross negligence or breach of fiduciary duty that results in material injury to us, material breach of executive’s proprietary information agreement that is materially injurious to us, willful and material failure to perform his duties as an officer or employee of the Company or material breach of his employment agreement and the failure to cure such breach in a specified period of time or a violation of a material Company policy that is materially injurious to the Company.  A “change in control” these agreements generally means the occurrence of any of the following events:  (i)   the acquisition by any person or group of more than 50% or more of our outstanding voting stock, (ii)   the consummation of a merger, consolidation, reorganization, or similar transaction other than a transaction: (1) in which substantially all of the holders of the Company’s Voting Stock hold or receive directly or indirectly fifty percent (50%) or more of the voting stock of the resulting entity or a parent company thereof, in substantially the same proportions as their ownership of the Company immediately prior to the transaction; or (2) in which the holders of the Company’s capital stock immediately before such transaction will, immediately after such transaction, hold as a group on a fully diluted basis the ability to elect at least a majority of the directors of the surviving corporation (or a parent company); (iii)  there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of the Company and its Subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of the Company and its Subsidiaries to an entity, fifty percent (50%) or more of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or (iv)  individuals who, on the date this Plan is adopted by the Board, are Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Directors; provided, however, that if the appointment or election (or nomination for election) of any new Director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of this Plan, be considered as a member of the Incumbent Board.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables summarize the potential payments to certain of our named executive officers upon a termination of employment in various circumstances.  The amounts shown in the tables are only estimates and apply the assumption that employment terminated on December 31, 2006.  The calculations of payments related to equity reflect the closing price of our common stock on December 29, 2006 (the last business day before that date) on the American Stock Exchange.  The amounts set forth below do not include accrued obligations such as salary and other amounts payable with respect to days previously worked, accrued vacation time and other accrued amounts that were fully earned and vested as of December 31, 2006 and would be payable in connection with the executive’s employment.

S. James Miller, Jr. The following table describes the potential payments upon termination or a change in control for Mr. Miller, our Chief Executive Officer.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$603,460	(2)	$603,460	(2)
Equity	$—	$63,182	(3)(4)	$126,364	(3)(4)
Fringe Benefits	$—	$56,819	(5)	$56,819	(5)

(1)          For purposes of this analysis, we assumed Mr. Miller’s compensation is based on current base salary of $301,730.

(2)          Mr. Miller’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal 2 times annual compensation.

(3)          Mr. Miller’s equity severance benefit under an involuntary or good reason termination is the immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards.  In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change in control, Mr. Miller is entitled to the immediate vesting of 100% of Mr. Miller’s outstanding stock options and restricted stock awards.

(4)          This amount was calculated from the unexercised unexercisable stock options and unvested stock awards held by Mr. Miller on December 31, 2006.  The stock option award amount was calculated by multiplying the number of securities underlying the unexercised unexercisable options by the difference between the option price and the price per share of common stock on the date of termination.  The unvested stock award amount was calculated by multiplying the number of unvested shares of stock by the price per share on the date of termination.

(5)          Mr. Miller’s fringe benefits consist of medical and life insurance for a period of three years.

Wayne G. Wetherell The following table describes the potential payments upon termination or a change in control for Mr. Wetherell, our

Sr. Vice President Administration, Chief Financial Officer, Secretary and Treasurer.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$180,522	(2)	$180,522	(2)
Equity	$—	31,766	(3)(4)	63,532	(3)(4)
Fringe Benefits	$—	$55,565	(5)	$55,565	(5)

(1)          For purposes of this analysis, we assumed Mr. Wetherell’s compensation is based on current base salary of $180,522.

(2)          Mr. Wetherell’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal 1 times annual compensation.

(3)          Mr. Wetherell’s equity severance benefit under an involuntary or good reason termination is the immediate vesting of 50% of Mr. Wetherell’s outstanding stock options and restricted stock awards.  In the event that Mr. Wetherell’s employment is terminated within six months prior to or thirteen months following a change in control, Mr. Wetherell is entitled to the immediate vesting of 100% of Mr. Wetherell’s outstanding stock options and restricted stock awards.

(4)          This amount was calculated from the unexercised unexercisable stock options and unvested stock awards held by Mr. Wetherell on December 31, 2006.  The stock option award amount was calculated by multiplying the number of securities underlying the unexercised unerercisable options by the difference between the option price and the price per share of common stock on the date of termination.  The unvested stock award amount was calculated by multiplying the number of unvested shares of stock by the price per share on the date of termination.

(5)          Mr. Wetherell’s fringe benefits consist of medical and life insurance for a period of three years.

Charles Aubuchon The following table describes the potential payments upon termination or a change in control for Mr. Aubuchon, our  Vice President Business Development.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$77,500	(1)	$77,500	(1)
Equity	$—	$—		$—
Fringe Benefits	$—	$12,799	(2)	$12,799	(2)

(1)          For purposes of this analysis, we assumed Mr. Aubuchon’s compensation is based on current base salary of $155,000.

(2)          Mr. Aubuchon’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal 6 months of annual compensation.

(3)          Mr. Aubuchon’s fringe benefits consist of medical and life insurance for a period of six months.

COMPENSATION OF DIRECTORS

Each non-employee director of the Company receives a monthly retainer of $2,000 for serving on the Board. Board members who also serve on the Audit Committee receive additional compensation. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy. For the fiscal year ended December 31, 2006, the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was $145,575.

Non-employee directors of the Company are also eligible to receive stock option grants under the Amended and Restated 1999 Stock Award Plan (the “1999 Plan”) or the 2001 Equity Incentive Plan (the “2001 Plan”). Options granted under the 1999 Plan and the 2001 Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code.

The term of options granted under the 1999 Plan and 2001 Plan is 10 years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, an equivalent option will be substituted by the successor corporation, provided, however, that the Company may cancel outstanding options upon consummation of the transaction by giving at least thirty (30) days notice.

During the last fiscal year, the Company granted 40,000 options under the 1999 Plan to non-employee directors of the Company. John Callan was granted 5,000 options at an exercise price per share of $1.99 under the 1999 Plan. The fair market value of such common stock on the date of grant was $1.99 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). Patrick Downs was granted 5,000 options at an exercise price per share of $1.99 under the 1999 Plan. The fair market value of such common stock on the date of grant was $1.99 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). John Holleran was granted 5,000 options at an exercise price per share of $1.99 under the 1999 Plan. The fair market value of such common stock on the date of grant was $1.99 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). David Loesch was granted 10,000 options at an exercise price per share of $1.99 under the 1999 Plan. The fair market value of such common stock on the date of grant was $1.99 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). G. Steve Hamm was granted 5,000 options at an exercise price per share of $1.99 under the 1999 Plan. The fair market value of such common stock on the date of grant was $1.99 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). David Carey was granted 10,000 options at an exercise price per share of $2.20 under the 1999 Plan.  The fair market value of such common stock on the date of grant was $2.20 per share (based on the closing sales price reported on the American Stock Exchange for the date of grant). As of April 15, 2007, no options had been exercised by non-employee directors under any plans maintained by the Company.

The following table sets forth the compensation of the Company’s directors for the 2006 fiscal year.

	Fees
	Earned or					Grant Date	Option Awards
	Paid in	Stock	Option	All Other		Fair Value of	Outstanding
	Cash	Awards	Awards(1)(2)	Compensation	Total	Option Awards	December 31, 2006
Name and Principal Position	($)	($)	($)	($)	($)	$	#

John Callan	24,000	—	13,368	—	37,368
9/12/2001						$1.41	7,535
9/4/2002						$1.21	2,000
1/7/2003						$2.39	2,000
1/5/2004						$2.31	2,000
3/2/2005						$2.07	2,000
9/27/2005						$1.72	12,000
1/13/2006						$1.45	5,000
							32,535

Patrick Downs	24,000	—	18,215	—	42,215
3/26/2002						$2.85	5,261
9/4/2002						$1.21	2,000
1/7/2003						$2.39	2,000
1/5/2004						$2.31	2,000
3/2/2005						$2.07	2,000
9/27/2005						$1.72	18,000
1/13/2006						$1.45	5,000
							36,261
John Holleran	22,075	—	13,368	—	35,443
3/26/2002						$2.85	5,261
9/4/2002						$1.21	2,000
1/7/2003						$2.39	2,000
1/5/2004						$2.31	2,000
3/2/2005						$2.07	2,000
9/27/2005						$1.72	12,000
1/13/2006						$1.45	5,000
							30,261

David Loesch	27,125	—	13,254	—	40,379
9/24/2001						$3.72	10,000
9/4/2002						$1.21	2,000
1/7/2003						$2.39	2,000
1/5/2004						$2.31	2,000
3/2/2005						$2.07	2,000
9/27/2005						$1.72	9,000
1/13/2006						$1.45	10,000
							37,000

Guy Steven Hamm	26,375	—	6,559	—	32,934
11/3/2004						$1.67	10,000
3/2/2005						$2.07	2,000
1/13/2006						$1.45	5,000
							17,000
David Carey	22,000	—	5,108	—	27,108
3/22/2006						$1.60	10,000

(1) The grant date per share fair value of options issued to Messrs. Callan, Downs, Holleran, Loesch and Hamm in 2006 was $1.45; the grant date per share fair value of options issued to Mr. Carey in 2006 was 1.60.

(2) The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with the provisions of FAS 123R and thus may include amounts from awards granted prior to 2006.  Assumptions used in the calculation of these amounts are included in footnote 2 to the Company's audited financial statements for the fiscal year ended December 31, 2006 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2007.

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

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
S. James Miller, Jr.(2)	584,406	3.9%
John Callan(3)	64,145	*
Patrick Downs(4)	68,032	*
G. Steve Hamm (5)	11,940	*
John Holleran(6)	22,533	*
David Loesch(7)	35,936	*
Wayne Wetherell(8)	263,265	1.8%
William Willis (9)	141,500	*
Charles AuBuchon (10)	117,000	*
David Harding(11)	33,400	*
David Carey(12)	8,336	*

Gruber & McBaine Capital Management LLC 50 Osgood Place San Francisco, CA(13)	3,673,045	25.2%
Total Shares Held By Directors And Executive Officers	1,350,492	8.8%

*                                         Less than one percent.

(1)                                  This table is based upon information supplied by officers, directors and principal shareholders and Form S-3 filed with the SEC on April 23, 2007 Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 14,543,341 shares of common stock outstanding on April 15, 2006, calculated on an as-converted basis and adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each listed shareholder is c/o ImageWare Systems, Inc. 10883 Thornmint Road, San Diego, CA 92127.

(2)                                  Mr. Miller serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Includes 269,908 options exercisable within 60 days of the date reported and vesting of 9,141 shares within 60 days of the date reported.

(3)                                  Includes 24,145 options exercisable within 60 days of the date reported.

(4)                                  Includes 25,381 options exercisable within 60 days of the date reported.

(5)                                  Includes 11,940 options exercisable within 60 days of the date reported.

(6)                                  Includes 21,871 options exercisable within 60 days of the date reported.

(7)                                  Includes 26,936 options exercisable within 60 days of the date reported.

(8)                                  Includes 122,536 options exercisable within 60 days of the date reported and vesting of 4,383 shares within 60 days of the date reported.

(9)                                  Includes 141,500 options exercisable within 60 days of the date reported.

(10)                            Includes 97,000 options exercisable within 60 days of the date reported.

(11)                            Includes 33,400 options exercisable within 60 days of the date reported.

(12)                            Includes 3,336 options exercisable within 60 days of the date reported.

(13)                            Includes 635,864 shares issuable upon the exercise of warrants.

Equity Compensation Plan Information is incorporated by reference to Item 5 of this report.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

There have been no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company’s Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

As provided in the charter of the Company’s Audit Committee, it is the Company’s policy that it will not enter into any transactions required to be disclosed under Item 404 of the SEC’s Regulation S-K unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

In addition, pursuant to the Company’s Code of Ethical Conduct and Business Practices, all employees, officers and directors of the Company and its subsidiaries are prohibited from engaging in any relationship or financial interest that is an actual or potential conflict of interest with the Company without approval.  Employees, officers and directors are required to provide written disclose to the Chief Executive Officer as soon as they have any knowledge of a transaction or proposed transaction with an outside individual, business or other organization that would create a conflict of interest or the appearance of one.

DIRECTOR INDEPENDENCE

The Board of Directors has established two committees: the Audit Committee and the Compensation Committee.  All members of the Audit Committee are independent under the both the standards of the American Stock Exchange and Securities Exchange Commission rules and regulations pertaining to listed company audit committees. Although we are not required to have a separate Compensation Committee, we have determined that it is in the best interests of the Company to maintain an independent Compensation Committee.  In addition to the independence standards of the American Stock Exchange, the Board of Directors considered stock ownership in the Company in determining which directors are independent.

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

Item 14.  Principal Accountant Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2006 and 2005 by Stonefield Josephson, Inc., the Company’s principal accountant for the fiscal years ended December 31, 2006 and 2005:

	Fiscal Year Ended
	2006	2005
Audit Fees	$181,478	$84,526

Audit-Related Fees	19,887	54,922

Tax Fees	—	—

All Other Fees	—	—

Total Fees	$201,365	$139,448

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

Item 15.   Exhibits

(b)           Exhibits

                The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer, Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certification pf the Principal Financial and Accounting Officer, Pursuant to Rule 13a-14(a) and 15d-14(a).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

April 30, 2007	By:	/s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer