Form 10-K/A
period 2006-12-31
IMAGEWARE SYSTEMS INC
filed 2007-05-07
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period               to               .

Commission File Number

IMAGEWARE SYSTEMS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10883 Thornmint Road, San Diego, California	92127
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code):   (858) 673-8600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $0.01 par value	American Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2007 was 14,680,623.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on April 17, 2007 (the “Initial Form 10-K”), as amended by Amendment No. 1 to the Initial Form 10-K, as filed by the Registrant on April 30, 2007.  This Amendment No. 2 is being filed solely to amend (i) Item 5 to incorporate the stock performance graph in accordance with Item 201(e) of Regulation S-K and (ii) Item 12 to incorporate the equity compensation plan information in accordance with Item 201(d) of Regulation S-K.  The required certifications are included with this amendment as Exhibits 31.1 and 31.2 of this Amendment No. 2.

TABLE OF CONTENTS

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Signatures

Exhibit Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934 except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares ImageWare Systems, Inc.’s cumulative 5-year total shareholder return relative to the cumulative total returns of the S&P 500 Index and the AMEX Computer Technology Index.  The graph tracks the performance of a $100 investment in our common stock and each of the referenced indexes from January 1, 2001 through December 31, 2006.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible performance of our common stock.

	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2003	Dec 31, 2004	Dec. 31, 2005	Dec. 31, 2006

ImageWare	$100.00	$44.27	$43.54	$44.12	$28.45	$24.67
S&P 500	$100.00	$76.63	$96.85	$105.56	$108.73	$123.54
AMEX Computer Technology Index	$100.00	$78.42	$114.00	$133.38	$137.81	$161.24

PART III

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2006 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1994 Employee Stock Option Plan	43,770	$ 2.15	—
1999 Stock Award Plan amended and restated as of June 7, 2005	1,291,572	$ 2.07	90,899
Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	420,606	$ 2.67	—
Total	1,755,948	$ 2.20	90,899

Description of Equity Compensation Plans Not Approved by Security Holders.

2001 Equity Incentive Plan.

On September 12, 2001, the Company’s Board of Directors adopted the 2001 Equity Incentive Plan (the “2001 Plan”). Under the terms of the 2001 Plan, the Company may issue stock awards to employees, directors and consultants of the Company, and such stock awards may be given for non-statutory stock options (options not intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock bonuses, and rights to acquire restricted stock. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table above.

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

Item 15.   Exhibits and Financial Statement Schedules

(b)	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

May 7, 2007	By:	/s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer