Form 10-K/A
period 2006-12-31
IMAGEWARE SYSTEMS INC
filed 2007-05-09
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on April 17, 2007 (the “Initial Form 10-K”), as amended by Amendment No. 1 to the Initial Form 10-K, as filed by the Registrant on April 30, 2007 (the “Amendment No. 1”) and Amendment No. 2 to the Initial Form 10-K, as filed by the Registrant on May 7, 2007 (the “Amendment No. 2”). This Amendment No. 3 is being filed solely to amend (i) Item 5 to consolidate the information previously provided under Item 5 in the Initial Form 10-K and Amendment No. 2 in accordance with Item 5 of Form 10-K and (ii) Item 12 to consolidate the information previously provided in the Initial Form 10-K, Amendment No. 1 and Amendment No. 2 in accordance with Item 12 of Form 10-K. The required certifications are included with this amendment as Exhibits 31.1 and 31.2 of this Amendment No. 3.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

Holders

As of March 25, 2007, there were approximately 2,400 holders of record of our Common Stock.

Dividends

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

Repurchases

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

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 15, 2007 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

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

*                                         Less than one percent.

(1)                                  This table is based upon information supplied by officers, directors and principal shareholders and Form S-3 filed with the SEC on April 23, 2007. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 14,543,341 shares of common stock outstanding on April 15, 2007, calculated on an as-converted basis and adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each listed shareholder is c/o ImageWare Systems, Inc. 10883 Thornmint Road, San Diego, CA 92127.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1994 Employee Stock Option Plan	43,770	$2.15	—
1999 Stock Award Plan amended and restated as of June 7, 2005	1,291,572	$2.07	90,899
Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	420,606	$2.67	—
Total	1,755,948	$2.20	90,899

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

PART IV

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

IMAGEWARE SYSTEMS, INC.
May 9, 2007	By:	/s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).