Form 10-Q
period 2007-03-31
IMAGEWARE SYSTEMS INC
filed 2007-05-15
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, with $0.01 par value, outstanding on May 10, 2007 was 14,680,473.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,443	$939
Accounts receivable, net of allowance for doubtful accounts of $498 (unaudited) and $483 at March 31, 2007 and December 31, 2006, respectively	998	1,722
Inventory	78	58
Other current assets	167	138
Total Current Assets	2,686	2,857

Property and equipment, net	310	352
Other assets	176	174
Pension assets	621	609
Intangible assets, net of accumulated amortization	137	141
Goodwill	3,416	3,416
Total Assets	$7,346	$7,549

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,873	$1,719
Deferred revenue	1,396	1,258
Accrued expenses	1,526	1,139
Notes payable to third parties, net of discount	—	1,097
Total Current Liabilities	4,795	5,213

Pension obligation	1,036	1,016
Total Liabilities	5,831	6,229

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2007 and December 31, 2006; liquidation preference $599 at March 31, 2007 and December 31, 2006	2	2
Series C convertible non-redeemable preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,500 shares outstanding at March 31, 2007 and December 31, 2006; liquidation preference $2,500 at March 31, 2007 and December 31, 2006	—	—
Series D convertible non-redeemable preferred stock, $0.01 par value; designated 2,000 shares, 1,500 shares issued, and 1,500 and 0 shares outstanding at March 31, 2007 and December 31, 2006, respectively; liquidation preference $1,500 and $0 at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 14,518,425 (unaudited) and 13,700,849 shares issued at March 31, 2007 and December 31, 2006, respectively, and 14,511,721 (unaudited) and 13,694,145 shares outstanding at March 31, 2007 and December 31, 2006, respectively	144	136
Additional paid in capital	74,527	71,554
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	15	25
Accumulated deficit	(73,109)	(70,333)
Total Shareholders’ equity	1,515	1,320

Total Liabilities and Shareholders’ Equity	$7,346	$7,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Revenues:
Product	$709	$2,254
Maintenance	627	511
	1,336	2,765
Cost of revenues:
Product	185	526
Maintenance	294	281
Gross profit	857	1,958

Operating expenses:
General & administrative	1,143	1,221
Sales and marketing	694	998
Research & development	1,186	930
Depreciation and amortization	61	125
	3,084	3,274
Loss from operations	(2,227)	(1,316)

Interest expense (income), net	243	26

Other income, net	(38)	(69)
Loss from continuing operations before income taxes	(2,432)	(1,273)

Income tax expense (benefit)	—	—

Loss from continuing operations	(2,432)	(1,273)

Discontinued operations:
Loss from operations of discontinued Digital Photography Component	—	(73)
Income tax benefit (expense)	—	—
Loss on discontinued operations	—	(73)

Net loss	$(2,432)	$(1,346)
Preferred dividends	(433)	(13)
Net loss available to common shareholders	$(2,865)	$(1,359)

Basic and diluted loss per common share — see note 2:
Loss from continuing operations	$(0.21)	$(0.10)
Discontinued operations	—	$—
Basic and diluted loss per common share - see note 2	$(0.21)	$(0.10)

Weighted-average shares (basic and diluted)	13,763,224	13,547,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(2,432)	$(1,346)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	61	125
Reduction in inventory obsolescence reserve	(33)	—
Non cash interest and amortization of debt discount and debt issuance costs	229	25
Stock based compensation	202	338
Provision for losses on accounts receivable	25	—
Change in assets and liabilities
Accounts receivable, net	699	(425)
Inventory	13	16
Other current assets	(45)	(24)
Pension assets	(12)	(24)
Accounts payable	154	304
Accrued expenses	385	(83)
Deferred revenue	137	289
Pension obligation	20	21
Total adjustments	1,835	562
Net cash used in operating activities	(597)	(784)

Cash flows from investing activities
Purchase of property and equipment	(15)	(64)
Net cash used in investing activities	(15)	(64)

Cash flows from financing activities
Repayment of notes payable	(1,310)	—
Proceeds from issuance of notes payable with warrants	—	1,550
Debt issuance costs	—	(98)
Proceeds from issuance of preferred stock, net of issuance costs	1,386	—
Other financing issuance costs	(55)	—
Proceeds from exercised stock purchase warrants	1,105	—

Net cash provided by financing activities	1,126	1,452
Effect of exchange rate changes on cash	(10)	(47)
Net increase (decrease) in cash	504	(557)

Cash at beginning of period	939	741

Cash at end of period	$1,443	$1,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature of series D preferred stock	$344	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Net loss	$(2,432)	$(1,346)
Other comprehensive loss:
Foreign currency translation adjustment	(10)	(47)
Comprehensive loss	$(2,442)	$(1,393)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (the “Company” or “Imageware”), formerly known as ImageWare Software, Inc., utilizes identity management technology to provide stand alone, networked and web-based software solutions for biometrics, law enforcement and secure credentials.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 17, 2007, as amended on April 30, 2007, May 7, 2007 and May 9, 2007. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2007, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has continuing losses, negative working capital and negative cash flows from operations. These matters raise doubt about the Company’s ability to continue as a going concern.

New financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future. The Company is exploring the possible sale of equity securities and/or debt financing. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

As a result of the Company’s continuing losses and negative cash flows from operations, the Company currently does not meet certain listing standards of the American Stock Exchange (AMEX) Company Guide.  As a result, the Company may be considered for suspension or delisting from AMEX.  During May 2006, the Company received notification from AMEX that it was not in compliance with certain sections of the AMEX Company Guide.  To maintain an AMEX listing, the Company was required to submit a plan to AMEX which demonstrates the Company’s ability to regain compliance with the continued listing standards within a maximum of 18 months.  The Company submitted its plan to AMEX during June 2006.  The Listing Qualifications Department of AMEX evaluated the Company’s plan and in September 2006 notified the Company that it had made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by the end of the plan periods which AMEX determined to be November 15, 2006 for Section 1003(a)(iv) of the AMEX Company Guide and November 30, 2007 for Sections 1003(a)(i), 10033(a)(ii) and 1003(a)(iii) of the AMEX Company Guide.   Accordingly, in September 2006, AMEX notified the Company that they would continue its listing subject to the Company making a public announcement disclosing the fact that the Company is not in compliance with the continued listing standards of the AMEX and that the Company’s listing is being continued pursuant to an extension and the Company’s providing certain supporting documentation of key elements of the Company’s plan.  The Company made the required public announcement and provided the requested information.  The Company is subject to periodic review to determine if it is making progress consistent with the plan.  Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the applicable extension periods could result in the AMEX initiating delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.  The Company’s ability to raise additional capital may be dependent upon the Company’s common stock continuing to be quoted on the AMEX. There can be no assurance that the Company will make progress consistent with the Company’s plan or that the Company will be able to satisfy the criteria for continued listing on the AMEX. Insufficient funds will require the Company to sell certain of the Company’s assets or license the Company’s technologies to others and if the Company is unable to obtain additional funding there is substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The standard is effective for fiscal periods beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective on January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.

At the adoption date on January 1, 2007 and as of March 31, 2007 the Company recorded no cumulative effect adjustments related to the adoption of FIN 48.

Upon adoption of FIN 48 on January 1, 2007, and as of March 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. For the three months ended March 31, 2007, no interest or penalties were recorded.

The Company is not aware of any jurisdictions currently under examination by tax authorities.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended March 31, 2007 and 2006, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at March 31, 2007	Number of Common Shares Convertible into at March 31, 2006

Convertible preferred stock	2,501,523	47,280
Stock options	1,566,882	1,352,175
Warrants	4,982,360	4,469,578

Preferred dividends for the three months ended March 31, 2007 contains approximately $344,000 in preferred stock dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the issuance of Series D Preferred Stock as more fully explained in Note 6.

NOTE 3.  SALE OF BUSINESS AND DISCONTINUED OPERATIONS

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

At March 31, 2007 and December 31, 2006, the Company has recorded the fair value of the remaining amount due of $375,000 offset by a full valuation allowance due to the uncertainty of the ultimate collectibility of such amounts. This determination was based upon the maximum repayment period of 7.5 years of amounts owing the Company at the transaction date combined with the purchaser operating in a highly competitive business environment evidenced by rapid technological change.  Accordingly, the Company has deferred any remaining gain from the disposal of this component until such time as the Company determines that the realization of the remaining amounts owed is reasonably assured.

Digital Photography sales, reported in discontinued operations, for the three months ended March 31, 2007 and 2006 were $0 and $44,000, respectively.  Digital Photography’s pretax loss, reported in discontinued operations for the three months ended March 31, 2007, and 2006 were $0 and $73,000, respectively.

Prior period financial statements for the three months ended March 31, 2006 have been restated to present the operations of Digital Photography as discontinued operations.

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2007	December 31, 2006
Notes payable to third parties:
Senior secured promissory notes to accrue interest at 8%. Face value of note $1,310,000. Discount on note at December 31, 2006 is $212,622. Note due March 17, 2007	$—	$1,097,378

Total notes payable	$—	$1,097,378
Less current portion	—	(1,097,378)
Long-term notes payable	$—	$—

As more fully described in Note 6 below, the issuance of the Series D Preferred Stock caused all amounts outstanding under the Senior Secured Promissory Notes, due March 17, 2007 (the “Notes”) to become immediately due and payable in full.  As of March 9, 2007 there was $1,196,259 in principal and $19,319 in accrued but unpaid interest outstanding under the Notes.  Upon receipt of the funds from the issuance of the Series D Preferred Stock, the Company immediately repaid, in full, all outstanding principal and accrued but unpaid interest due under the Notes, and the Notes have terminated in their entirety. The remaining debt discount was amortized over the remaining term of the note to the date the notes were repaid in full, resulting in the Company recording approximately $213,000 of debt discount amortization during the three months ended March 31, 2007.  Such amortization is included as a component of net interest expense in the Company’s Condensed Consolidated Statement of Operations.

NOTE 5. COMMON STOCK

During the three months ended March 31, 2007, the Company issued 785,956 shares of its common stock pursuant to the exercise of common stock purchase warrants.  The Company received gross proceeds of approximately $1,105,000 from these warrant exercises.  During the three months ended March 31, 2007, the Company also issued 31,620 shares of its common stock pursuant to stock-based compensation agreements with certain employees.

NOTE 6. PREFERRED STOCK

In March 2007, the Company’s Articles of Incorporation were amended to authorize 2,000 shares of Series D 8% Convertible Preferred Stock (“Series D Preferred Stock”). Each share of Series D Preferred Stock has a par value of $0.01, a stated value of $1,000 and is convertible into the Company’s common stock at an initial conversion price of $1.90 per share. The Series D Preferred Stock does not have voting rights.

The holders of Series D Preferred Stock are entitled to receive cumulative dividends, at the option of the Company, (i) in common stock upon conversion of the Series D Preferred Stock, or (ii) in cash after the payment of cash dividends to the holders of Series B Preferred Stock and Series C Preferred Stock at the rate per share (as a percentage of the stated value per share) of 8% per annum.

The holders of Series D Preferred Stock are entitled to initial distributions of $1,000 per share of Series D Preferred Stock outstanding, upon liquidation and in preference to common shares and any other series of preferred stock with the exception of Series B Preferred Stock and Series C Preferred Stock, plus all accrued but unpaid dividends.

At March 31, 2007, the Company had issued a total of 1,500 shares of Series D Preferred Stock and generated gross proceeds of $1.5 million. At March 31, 2007, the Company had cumulative undeclared dividends relating to Series D Preferred Stock of approximately $8,000.

In conjunction with the issuance of the Series D Preferred Stock, the Company issued warrants to the holders of the Series D Preferred Stock to purchase 59,207 shares of the Company’s common stock at $2.33 per share. These warrants have been classified as equity instruments on the balance sheet.  The proceeds from the Series D Preferred Stock financing were allocated to the warrants and the Series D Preferred Stock based on the relative fair value of each on the date of issuance.  This allocation process resulted in the recognition of a discount attributable to an embedded beneficial conversion feature of approximately $344,000.  The discount was amortized over the minimum period from the date of issuance to the date at which the preferred shareholders are permitted to convert as a dividend to the Series D Preferred Stock shareholders.

In conjunction with the Series D Preferred Stock financing, the Company incurred direct transaction costs consisting primarily of legal fees and placement agent fees of approximately $114,000. Such costs have been recorded as adjustment to additional paid in capital as a reduction of net proceeds.

NOTE 7.  REGISTRATION PAYMENT ARRANGEMENTS

As part of the Series D Preferred Stock financing, the Company entered into a Registration Payment Arrangement as defined by Financial Accounting Standards Board Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies”. EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006.  The Company early adopted the provisions of EITF 00-19-2 in December 2006. The Company determined that no loss contingency related to the Series D Preferred Stock registration payment arrangement was required to be recorded as of March 31, 2007.

As part of the registration payment arrangement, the Company agreed to register the shares of common stock the Series D Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the Series D investors with the Securities and Exchange Commission (“the Commission”) within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the Commission or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the Commission or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at March 31, 2007 is approximately $180,000. The Company has met the requirements of the Registration Payment Arrangement by filing the required registration statement with the Commission within the time frame specified by the agreement.  Company management believes that it will be able to achieve and maintain current filing status with the Commission over the prescribed period.

As part of the Series C Preferred Stock financing consummated in November and December of 2006, the Company entered into a Registration Payment Arrangement as defined by Financial Accounting Standards Board Staff Position No. EITF 11-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”).  FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.   FSP EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006, however early adoption is permitted for interim or annual periods for which financial statements have not been issued.  The Company adopted the provisions of FSP EITF 00-19-2 for the annual period ending December 31, 2006.  The Company determined that no loss contingency related to the Series C registration payment arrangement was required to be recorded as of March 31, 2007.

As part of the registration payment arrangement, the Company agreed to register the shares of common stock the Series C preferred stock is convertible into and the shares of common stock underlying the warrants issued to the Series C investors with the Commission within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the Commission or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the Commission or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at March 31, 2007 is approximately $300,000. The Company has met the requirements of the Registration Payment Arrangement by registering the shares of common stock with the Commission within the time frame specified by the agreement and has kept the registration continuously effective thereafter.  Company management believes that it will be able to maintain current filing status with the Commission over the prescribed period.

As part of a private placement in July 2005 (the “July 2005 private placement”), the Company entered into a registration payment arrangement, whereby the Company agreed to register the shares of common stock with the Commission within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the Commission or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the Commission or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement, the Company is subject to a liquidating damage penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective. The maximum exposure at March 31, 2007 is approximately $270,000. The Company determined that no loss contingency related to the July private placement registration payment arrangement was required to be recorded as of March 31, 2007.

 The Company has met the requirements of the Registration Payment Arrangement by registering the shares of common stock with the Commission within the time frame specified by the agreement and has kept the registration continuously effective thereafter.  Company management believes that it will be able to maintain current filing status with the Commission over the prescribed period.

NOTE 8. SUBSEQUENT EVENTS

In April 2007, the Company issued 137,132 shares of its common stock pursuant to the conversion of 200 shares of Series C Preferred Stock plus accrued but undeclared dividends of $6,699 and issued 31,620 shares of its common stock pursuant to stock-based compensation agreements with certain employees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” beginning on page 23 and elsewhere in this Quarterly Report.

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

We recognize revenue and profit as work progresses on long-term, fixed-price contracts involving significant amounts of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or which do not involve significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgment. Critical items that are considered in this process are the degree of customization and related labor hours necessary to complete the required work as well as ongoing estimates of the future labor hours needed to complete the contract. We also generate non-recurring revenue from the licensing of our software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. We also generate revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $1,496,000 and our allowance for doubtful accounts was approximately $498,000 as of March 31, 2007.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,553,000 as of March 31, 2007.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management.  The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies.  This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation.  As a result of our operation in one market segment, such segment being identity management, our 2006 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired.  Using the same methodologies, we determined that as of March 31, 2007 there were no indicators of potential impairment.

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

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. We determined that as of March 31, 2007 there were no indicators of potential impairment. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that intangible asset impairment will not occur in the future.

Stock-Based Compensation

Upon adoption of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 5.7% for corporate officers, 2.4% for members of the Company’s Board of Directors and 25% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.

RESULTS OF OPERATIONS

Results as presented do not contain the results of our Digital Photography component as this component is classified as a discontinued operation due to the sale of the Digital Photography product line in November 2006.

THREE MONTHS ENDED MARCH 31, 2007 AND 2006.

	THREE MONTHS ENDED MARCH 31,
Net Product Revenues	2007	2006	$ Change	% Change
(dollars in thousands)

Software and royalties	$614	$1,551	$(937)	(60)%
Percentage of total net product revenue	87%	69%
Hardware and consumables	$73	$617	$(544)	(88)%
Percentage of total net product revenue	10%	27%
Services	$22	$86	$(64)	(74)%
Percentage of total net product revenue	3%	4%
Total net product revenues	$709	$2,254	$(1,545)	(68)%

Software and royalty revenues decreased 60% or $937,000 during the three months ended March 31, 2007 as compared to the corresponding period in 2006.  The decrease is due to lower project-oriented revenues of our Biometric Engine of approximately $570,000 combined with lower royalties and license revenues of approximately $257,000.  Sales of boxed identity management software through our distribution channel increased approximately $35,000.

Revenues from the sale of hardware and consumables decreased 88% or $544,000 during the three months ended March 31, 2007 as compared to the corresponding period in 2006.  The decrease reflects the repositioning of our international sales office in Germany in order to lower fixed costs and pursue significant identity management projects utilizing our software technologies as our primary differentiator.  This office had historically emphasized the resale of third-party hardware and consumables which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  The resulting effect on hardware and consumables revenues from the closure of this office was decrease of approximately $184,000 in the three months ended March 31, 2007 as compared to the corresponding period in 2006.  Also contributing to the decrease, were lower revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues decreased approximately $64,000 during the three months ended March 31, 2007 as compared to the corresponding period in 2006 due primarily to lower overall revenues being generated from project work and a decrease in our installation of hardware products.  We expect service revenues to increase in the remainder of 2007 through increased implementations of large-scale high-end solutions.

We believe that the lower identity management software revenue in project-oriented solutions is largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives during the remainder to 2007 and continuing into 2008 and 2009.

We feel that we are well positioned for participation in one or more large-scale domestic or international projects which will enable our company to achieve significant product revenue growth.  In the past eighteen months we have continuously retooled our identity management suite of products to meet changing government specifications and to enable customization for large project applications.  Additionally, we reoriented our sales organization to direct our resources and efforts toward establishing partnerships with large systems integrators as we believe these integrators will be the ultimate choice for awards of large-scale secure identification solutions.

Our backlog of product orders as of March 31, 2007 was approximately $1,872,000.  Approximately $1 million of this product backlog was in backlog at December 31, 2006 and due to customer implementation scheduling, could not be recognized within the quarter ended March 31, 2007.  At March 31, 2007, we also had maintenance and support backlog of approximately $1,271,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any and customer implementation schedules.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED MARCH 31,
Maintenance Revenues	2007	2006	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$627	$511	$116	23%

The increase in maintenance revenues reflects the expansion of our installed base resulting from the completion of significant project-oriented work during the year ended December 31, 2006.

We anticipate continued growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

	THREE MONTHS ENDED MARCH 31,
Cost of Product Revenues:	2007	2006	$ Change	% Change
(dollars in thousands)

Software and royalties	$98	$97	$1	1%
Percentage of software and royalty product revenue	16%	6%
Hardware and consumables	$85	$427	$(342)	(80)%
Percentage of hardware and consumables product revenue	116%	69%
Services	$2	$2	$0	0%
Percentage of services product revenue	9%	2%
Total net product revenues	$185	$526	$(341)	(65)%
Percentage of total product revenues	26%	23%

The cost of software and royalty product revenue increased 1% during the three months ended March 31, 2007 as compared to the corresponding period in 2006 due to the 2006 period containing approximately $257,000 in royalty revenues and $570,000 in Biometric Engine software revenue with minimal costs for customization or third-party software licenses.  Costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $342,000 for the three months ended March 31, 2007 as compared to the corresponding period in 2006 reflects the decrease in hardware and consumable revenues of $544,000 for the three months ended March 31, 2007 as compared to the comparable period in 2006.  Costs of hardware and consumables as a percentage of hardware and consumables product revenues increased to 116% for the three months ended March 31, 2007 from 69% for the corresponding period in 2006 due to the 2007 period containing approximately $38,000 in expenses charged to cost of sales for restocking fees.

	THREE MONTHS ENDED MARCH 31,
Maintenance cost of revenues	2007	2006	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$294	$281	$13	5%
Percentage of total maintenance revenues	47%	55%

Cost of maintenance revenues as a percentage of maintenance revenues decreased to 47% during the three months ended March 31, 2007 from 55% for the corresponding period in 2006 due primarily to higher maintenance revenues to absorb fixed maintenance costs combined with a higher percentage of our maintenance revenues being generated from software maintenance versus hardware maintenance.  The dollar increase of 5% or $14,000 during the three months ended March 31, 2007 as compared to the corresponding period in 2006 reflects higher costs needed to service our expanding installed base.

	THREE MONTHS ENDED MARCH 31,
Product gross profit	2007	2006	$ Change	% Change
(dollars in thousands)

Software and royalties	$516	$1,454	$(938)	(65)%
Percentage of software and royalty product revenue	84%	94%
Hardware and consumables	$(12)	$190	$(202)	(106)%
Percentage of hardware and consumables product revenue	(16)%	31%
Services	$20	$84	$(64)	(76)%
Percentage of services product revenue	91%	98%
Total product gross profit	$524	$1,728	$(1,204)	(70)%
Percentage of total product revenues	74%	77%

Total product gross profit decreased due to significantly lower product revenues during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Software and royalty gross profit decreased as a percentage of software and royalty product revenue to 84% for the three months ended March 31, 2007 from 94% for the corresponding period in 2006as the 2006 period contained significant royalty and Biometric Engine software revenue with minimal corresponding cost of revenues.  Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware and consumables gross profit decreased due to lower sales of hardware and consumables during the three months ended March 31, 2007 as compared to the corresponding period in 2006. Hardware and consumables gross profit as a percentage of hardware and consumables product revenue decrease to (16%) from 31% and reflects the 2007 period containing approximately $38,000 in expenses charged to cost of sales for restocking fees. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Services gross profit decreased due to lower project sales and lower corresponding integration and installation services.

	THREE MONTHS ENDED MARCH 31,
Maintenance gross profit	2007	2006	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$333	$230	$103	45%
Percentage of total maintenance revenues	53%	45%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

	THREE MONTHS ENDED MARCH 31,
Operating expenses	2007	2006	$ Change	% Change
(dollars in thousands)

General & administrative	$1,143	$1,221	$(78)	(6)%
Percentage of total net revenue	52%	46%
Sales and marketing	$694	$998	$(304)	(30)%
Percentage of total net revenue	44%	38%
Research & development	$1,186	$930	$256	27%
Percentage of total net revenue	41%	34%
Depreciation and amortization	$61	$125	$(64)	(51)%
Percentage of total net revenue	3%	6%

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The increase in such expenses, as a percentage of total net revenues, is reflective of lower net revenues during the three months ended March 30, 2007 as compared to the corresponding period in 2006.  The dollar decrease of $78,000 is due to lower stock-based compensation expense of approximately $66,000 recorded in the three months ended March 31, 2007 as compared to the corresponding period in 2006 combined with reduced costs of approximately $73,000 due to the closure in 2006 of our sales office in Germany, offset by approximately $61,000 in higher personnel, legal, accounting, and consulting fees.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The increase in such expenses as a percentage of net revenues to 44% for the three months ended March 31, 2007 from 38% for the corresponding period in 2006 is due to the lower product revenues.  The dollar decrease of $304,000 during the three months ended March 31, 2007 as compared to the corresponding period in 2006 reflects headcount reductions due to the elimination and consolidation of various sales positions.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 27% or $256,000 for the three months ended March 31, 2007 as compared to the corresponding period in 2006 due primarily to increased headcount and contract programming necessary for the continued development of our Biometric Engine, the development of our Personal Identity Verification (PIV) solution, the web enablement of our CCS product line, and the development of our IWS desktop security solution.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION.  During the three months ended March, 31, 2007, depreciation and amortization expense decreased 51% or $64,000 as compared to the corresponding period in 2006. The decrease in depreciation and amortization expense reflects lower amortization for certain definite long-lived intangible assets due to such assets being fully amortized as of March 31, 2006.

INTEREST EXPENSE (INCOME), NET.  For the three months ended March 31, 2007, we recognized interest income of $8,000 and interest expense of $251,000. For the three months ended March 31, 2006, we recognized interest income of $4,000 and interest expense of $31,000.  Interest expense for the three months ended March 31, 2007 contains three components approximating $248,000 related to our secured notes payable issued in March 2006: $19,000 of coupon interest, $213,000 in note discount amortization and $16,000 in deferred financing fee amortization classified as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had total current assets of $2,686,000 and total current liabilities of $4,795,000, or negative working capital of $2,109,000.  At March 31, 2007, we had available cash of $1,443,000 and $106,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $597,000 for the three month period ended March 31, 2007 as compared to $784,000 for the corresponding period in 2006. We used cash to fund net losses of $1,948,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation and provision for losses on accounts receivable less reductions in inventory obsolescence reserves) of $484,000 for the three months ended March 31, 2007.  We used cash to fund net losses of $858,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount and stock-based compensation) of $488,000 for the three months ended March 31, 2006.  For the three months ended March 31, 2007, we generated cash of $655,000 through reduction in current assets and generated cash of $696,000 through increases in current liabilities and deferred revenues, excluding debt.  For the three months ended March 31, 2006, we used cash of $457,000 to fund increases in current assets and generated cash of $531,000 through increases in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $15,000 for the three months ended March 31, 2007.  Net cash used in investing activities was $64,000 for the three months ended March 31, 2006.  For the three months ended March 31, 2007, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $15,000.  The level of equipment purchases resulted primarily from the replacement of older equipment. For the three months ended March 31, 2006, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $64,000.

Net cash provided by financing activities was $1,126,000 for the three month period ended March 31, 2007 as compared to $1,452,000 for the corresponding period in 2006.  For the three months ended March 31, 2007, we generated cash of $1,386,000 from our issuance of preferred stock in a private placement net of direct transaction costs of $114,000.  We also generated cash of $1,105,000 from our issuance of common stock pursuant to warrant exercises.  For the three months ended March 31, 2007, we used cash of $1,310,000 for the repayment of our secured notes payable and used cash of $169,000 from the incurrence of financing related expenses.   For the three months ended March 31, 2006, we generated cash of $1,550,000 from the issuance of secured notes payable and incurred debt issuance costs of $98,000.

We conduct operations in leased facilities under operating leases expiring at various dates through 2009. In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the amount of $106,000. The letter of credit expires on December 26, 2008.

The report of our independent accountants included with our Annual Report on Form 10-K as filed with the Commission on April 17, 2007, contained an explanatory paragraph regarding our ability to continue as a going concern.  We are seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivable, and controlling of capital expenditures. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity-related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us. In addition, our ability to raise additional capital may be dependent upon our common stock continuing to be quoted on the American Stock Exchange (“AMEX”). There can be no assurance that we will be able to satisfy the criteria for continued listing on AMEX. Insufficient funds will require us to sell certain of our assets or license or technologies to others and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Changes in foreign currency exchange rates have an impact on our results of operations. Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries operating expense, primarily in Canada, denominated in the respective local currency. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates should not have a material effect on our future operating results or cash flows; however, a long term change in foreign currency rates would likely result in increased technical support and engineering expenses. The vast majority of our sales are transacted in U. S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer have concluded, based upon their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006, filed on April 17, 2007 and as amended on April 30, 2007, May 7, 2007 and May 9, 2007 and incorporated herein by reference.  You should carefully consider these risk factors in conjunction with the other information contained in this report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of March 31, 2007, there have been no material changes to the disclosures made on the above-referenced Form 10-K, as amended, except as follows:

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

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $73.1 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of March 31, 2007, we had an accumulated deficit of $73.1 million, and these losses may continue in the future. We will need to raise capital to cover these losses, and financing may not be available to us on favorable terms. In the event financing is not available, in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS AND PRIVILEGES THAT ARE SENIOR TO THE COMMON STOCK, AND WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET VALUE OF THE COMMON STOCK.

Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common shareholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. At March 31, 2007 we had three series of preferred stock outstanding, Series B preferred stock, Series C 8% convertible preferred stock and Series D 8% convertible preferred stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of ImageWare’s business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of March 31, 2007, the Company had cumulative undeclared dividends on the Series B Preferred Stock of approximately $21,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series C Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of March 31, 2007, the Company had cumulative undeclared dividends on the Series D Preferred Stock of approximately $75,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series D Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of March 31, 2007, the Company had cumulative undeclared dividends on the Series D Preferred Stock of approximately $8,000.

ITEM 6. EXHIBITS

(a)	EXHIBITS

3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.3

Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock dated November 2, 2006, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 20, 2006).

3.4

Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock dated March 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 15, 2007).

10.1

Securities Purchase Agreement, dated March 9, 2007, by and among the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2007).

10.2

Registration Rights Agreement, dated March 9, 2007, by and among the Company and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 15, 2007).

10.3	Form of Warrant to Purchase Common Stock dated March 9, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 15, 2007.)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: May 15, 2007	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)