Form 10-Q
period 2007-06-30
IMAGEWARE SYSTEMS INC
filed 2007-08-14
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, with $0.01 par value, outstanding on August 10, 2007 was 14,680,473.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$228	$939
Accounts receivable, net of allowance for doubtful accounts of $498 (unaudited) and $483 at June 30, 2007 and December 31, 2006, respectively	1,043	1,722
Inventory	239	58
Other current assets	180	138
Total Current Assets	1,690	2,857

Property and equipment, net	277	352
Other assets	130	174
Pension assets	632	609
Intangible assets, net of accumulated amortization	133	141
Goodwill	3,416	3,416
Total Assets	$6,278	$7,549

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,336	$1,719
Deferred revenue	1,210	1,258
Accrued expenses	1,375	1,139
Notes payable to third parties, net of discount	—	1,097
Total Current Liabilities	4,921	5,213

Pension obligation	1,055	1,016
Total Liabilities	5,976	6,229

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2007 and December 31, 2006; liquidation preference $599 at June 30, 2007 and December 31, 2006	2	2
Series C convertible non-redeemable preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 and 2,500 shares outstanding at June 30, 2007 and December 31, 2006, respectively; liquidation preference $2,200 and $2,500 at June 30, 2007 and December 31, 2006, respectively	—	—
Series D convertible non-redeemable preferred stock, $0.01 par value; designated 2,000 shares, 1,500 shares issued, and 1,500 and 0 shares outstanding at June 30, 2007 and December 31, 2006, respectively; liquidation preference $1,500 and $0 at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 14,760,119 (unaudited) and 13,700,849 shares issued at June 30, 2007 and December 31, 2006, respectively, and 14,753,415 (unaudited) and 13,694,145 shares outstanding at June 30, 2007 and December 31, 2006, respectively	146	136
Additional paid in capital	74,706	71,554
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	39	25
Accumulated deficit	(74,527)	(70,333)
Total Shareholders’ equity	302	1,320

Total Liabilities and Shareholders’ Equity	$6,278	$7,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product	$1,157	$2,311	$1,866	$4,565
Maintenance	621	556	1,247	1,067
	1,778	2,867	3,113	5,632
Cost of revenues:
Product	296	664	482	1,190
Maintenance	296	256	590	572
Gross profit	1,186	1,947	2,041	3,870

Operating expenses:
General & administrative	957	1,080	2,100	2,219
Sales and marketing	674	888	1,367	1,891
Research & development	803	961	1,989	1,935
Depreciation and amortization	79	63	139	188
	2,513	2,992	5,595	6,233
Loss from operations	(1,327)	(1,045)	(3,554)	(2,363)

Interest expense (income), net	(5)	157	238	184

Other expense (income), net	82	(37)	44	(106)
Loss from continuing operations before income taxes	(1,404)	(1,165)	(3,836)	(2,441)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,404)	(1,165)	(3,836)	(2,441)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Photography component	11	(159)	11	(232)
Income tax benefit (expense)	—	—	—	—
Gain (loss) on discontinued operations	11	(159)	11	(232)

Net loss	(1,393)	(1,324)	(3,825)	(2,673)
Preferred dividends	(88)	(13)	(503)	(25)
Net loss available to common shareholders	$(1,481)	$(1,337)	$(4,328)	$(2,698)

Basic and diluted loss per common share - see note 2
Loss from continuing operations	$(0.09)	$(0.09)	$(0.27)	$(0.18)
Discontinued operations	—	(0.01)	—	(0.02)
Preferred dividends	(0.01)	—	(0.04)	—
Basic and diluted loss per share available to common shareholders	$(0.10)	$(0.10)	$(0.31)	$(0.20)

Weighted-average shares (basic and diluted)	14,669,170	13,571,525	14,218,699	13,559,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(3,825)	$(2,673)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	139	189
Provision for losses in investment in equity securities	85	—
Non-cash interest and amortization of debt discount and debt issuance costs	229	155
Stock based compensation	356	667
Provision for losses on accounts receivable	25	14
Reduction in inventory obsolescence reserve	(32)	—
Change in assets and liabilities
Accounts receivable, net	654	(909)
Inventory	(149)	46
Other current assets	(59)	5
Pension assets	(23)	(58)
Accounts payable	617	844
Accrued expenses	304	(107)
Deferred revenue	(48)	353
Pension obligation	38	62
Total adjustments	2,136	1,261
Net cash used in operating activities	(1,689)	(1,412)

Cash flows from investing activities
Purchase of property and equipment	(56)	(79)
Net cash used in investing activities	(56)	(79)

Cash flows from financing activities
Repayment of notes payable	(1,310)	(115)
Proceeds from issuance of notes payable with warrants	—	1,550
Debt issuance costs	—	(98)
Proceeds from issuance of preferred stock, net of issuance costs	1,327	—
Other financing issuance costs	(54)	—
Dividends paid	(25)	(26)
Proceeds from exercised stock purchase warrants	1,121	—

Net cash provided by financing activities	1,059	1,311
Effect of exchange rate changes on cash	(25)	(82)
Net increase (decrease) in cash	(711)	(262)

Cash at beginning of period	939	741

Cash at end of period	$228	$479

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$5
Summary of non-cash investing and financing activities:
Beneficial conversion feature of series D preferred stock	$344	$—
Conversion of preferred stock to common	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(1,393)	$(1,324)	$(3,825)	$(2,673)
Other comprehensive income (loss):
Unrealized holding loss on securities	—	(28)	—	(28)

Foreign currency translation adjustment	(15)	(35)	(25)	(82)
Comprehensive loss	$(1,408)	$(1,387)	$(3,850)	$(2,783)

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

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and criminal history records on a stand-alone, networked, wireless or Web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of seven software modules: A Capture and Investigative module, which provides a criminal booking system and related database; A Facial Recognition module, which uses biometric facial recognition to identify suspects; A Suspect ID module, which facilitates the creation of full-color, photo-realistic suspect composites; A wireless module, which provides access to centrally stored records over the Internet in a connected or wireless fashion: A PDA add-on module which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device combined with central repository services which allows for inter-agency data sharing on a local, regional, and/or national level, and a LiveScan module which incorporates LiveScan capabilities into IWS Law Enforcement, providing integrated fingerprint and palm print biometric management for civil and law enforcement use.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 17, 2007, as amended on April 30, 2007, May 7, 2007 and May 9, 2007. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2007, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

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

The Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to achieve profitability.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. At the adoption date on January 1, 2007, and as of June 30, 2007, the Company recorded no cumulative effect adjustments related to the adoption of FIN 48.

Upon adoption of FIN 48 on January 1, 2007, and as of June 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. For the six months ended June 30, 2007, no interest or penalties were recorded.

The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. The Company is not aware of any jurisdictions currently under examination by tax authorities.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended June 30, 2007 and 2006, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at June 30, 2007	Number of Common Shares Convertible into at June 30, 2006

Convertible preferred stock	2,301,524	47,280
Stock options	1,662,293	1,632,304
Warrants	4,747,362	4,680,805

Preferred dividends for the six months ended June 30, 2007 contains approximately $344,000 in preferred stock dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the issuance of Series D Preferred Stock as more fully explained in Note 6.

NOTE 3.  SALE OF BUSINESS AND DISCONTINUED OPERATIONS

On November 30, 2006, the Company completed the sale of its entire Digital Photography (“PDI”) product line and inventory (the “PDI Products”) to an unaffiliated third party for a total of $400,000, including an initial cash payment of $25,000.  The purchaser is required to pay up to the full remaining amount of $375,000 in a series of quarterly installments equal to 12.5% of all newly acquired sales and license revenues relating to the PDI product line (the “Percentage Payments”).  Until such time when the Company has received the full purchase price of $400,000, during any 12-month period during which the aggregate Percentage Payments to the Company are less than $50,000, the purchaser will pay the Company the difference between the Percentage Payments and $50,000.  As of June 30, 2007, the purchaser had paid the Company approximately $11,000 in percentage payments.  This component of the Company’s business was previously classified as the Company’s Digital Photography segment.

The Company decided to sell this component because it has incurred significant operating losses in each of the last five years and has lost significant market share in the last three years.  The assets sold consisted primarily of a suite of software and related inventory including source, copyrights, trademarks, documentation and client base.

At June 30, 2007 and December 31, 2006, the Company has recorded the fair value of the remaining amount due of $364,000 and $375,000, respectively, offset by a full valuation allowance due to the uncertainty of the ultimate collectibility of such amounts. This determination was based upon the maximum repayment period of 7 years of amounts owing the Company at the transaction date combined with the purchaser operating in a highly competitive business environment evidenced by rapid technological change.  Accordingly, the Company has deferred any remaining gain from the disposal of this component until such time as the Company determines that the realization of the remaining amounts owed is reasonably assured.

Digital Photography sales, reported in discontinued operations, for the six months ended June 30, 2007 and 2006 were $0 and $76,000, respectively.  Digital Photography sales, reported in discontinued operations, for the three months ended June 30, 2007 and 2006 were $0 and $32,000, respectively.  Digital Photography’s pretax income (loss), reported in discontinued operations for the six months ended June 30, 2007 and 2006 were $11,000 and ($232,000), respectively.  Digital Photography’s pretax income (loss), reported in discontinued operations for the three months ended June 30, 2007 and 2006 were $11,000 and ($159,000), respectively.

Prior period financial statements for the three and six months ended June 30, 2006 have been restated to present the operations of Digital Photography as discontinued operations.

NOTE 4. INVENTORIES

At June 30, 2007 the Company had work in process inventories of  $196,000 representing direct labor costs on in-process projects and finished goods inventories of $43,000 net of reserves for obsolete and slow-moving items of $20,000.  Inventories at December 31, 2006 consisted of finished goods of $58,000 net of reserves of $52,000.

NOTE 5. COMMON STOCK

During the three months ended June 30, 2007, the Company issued 206,788 shares of its common stock pursuant to the conversion of 300 shares of Series C Preferred Stock.  During the three months ended June 30, 2007, the Company also issued 10,000 shares of its common stock pursuant to the exercise of common stock purchase warrants.  The Company received gross proceeds of approximately $15,750 from these warrant exercises.  During the three months ended June 30, 2007, the Company also issued 31,620 shares of its common stock pursuant to stock-based compensation agreements with certain employees.

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

In conjunction with the Series D Preferred Stock financing, the Company incurred direct transaction costs consisting primarily of legal fees and placement agent fees of approximately $173,000. Such costs have been recorded as adjustment to additional paid in capital as a reduction of net proceeds.

During the three months ended June 30, 2007, certain holders of the Company’s Series C Preferred Stock converted an aggregate of 300 shares of Series C Preferred Stock into 206,788 shares of the Company’s common stock.

At June 30, 2007, the Company had cumulative undeclared dividends relating to Series B, C and D Preferred Stock of approximately $8,000, $120,000 and $38,000 respectively.

NOTE 7.  REGISTRATION PAYMENT ARRANGEMENTS

As part of the Series D Preferred Stock financing, the Company entered into a Registration Payment Arrangement as defined by FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“ EITF 00-19-2”).  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5 “Accounting for Contingencies”. EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006.  The Company early adopted the provisions of EITF 00-19-2 in December 2006. The Company determined that no loss contingency related to the Series D Preferred Stock registration payment arrangement was required to be recorded as of June 30, 2007.

As part of the registration payment arrangement, the Company agreed to register the shares of common stock the Series D Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the investors in the Series D Preferred Stock financing with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated March 9, 2007, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at June 30, 2007 is approximately $180,000. The Company has met the requirements of the Registration Payment Arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement.  Company management believes that it will be able to achieve and maintain current filing status with the SEC over the prescribed period.

As part of the Series C Preferred Stock financing consummated in November and December of 2006, the Company entered into a Registration Payment Arrangement as defined by EITF 00-19-2.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.   EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006, however early adoption is permitted for interim or annual periods for which financial statements have not been issued.  The Company adopted the provisions of FSP EITF 00-19-2 for the annual period ending December 31, 2006.  The Company determined that no loss contingency related to the Series C registration payment arrangement was required to be recorded as of June 30, 2007.

As part of the registration payment arrangement, the Company agreed to register the shares of common stock the Series C Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the Series C investors with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at June 30, 2007 is approximately $300,000. The Company has met the requirements of the Registration Payment Arrangement by registering the shares of common stock with the SEC within the time frame specified by the agreement and has kept the registration continuously effective thereafter.  Company management believes that it will be able to maintain current filing status with the sec over the prescribed period.

As part of a private placement in July 2005 (the “July 2005 private placement”), the Company entered into a registration payment arrangement, whereby the Company agreed to register the shares of common stock with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective. The maximum exposure at June 30, 2007 is approximately $162,000. The Company determined that no loss contingency related to the July 2005 private placement registration payment arrangement was required to be recorded as of June 30, 2007.

 The Company has met the requirements of the Registration Payment Arrangement by registering the shares of common stock with the SEC within the time frame specified by the agreement and has kept the registration continuously effective thereafter.  Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•                  Long-term fixed-price contracts involving significant customization

•                  Fixed-price contracts involving minimal customization

•                  Software licensing

•                  Sales of computer hardware and identification media

•                  Postcontract customer support (PCS)

The Company’s revenue recognition policies are consistent with U. S. GAAP including Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”, SEC Staff Accounting Bulletin 104 , Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables”, and EITF Issue 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonable assured.

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

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $1,541,000 and our allowance for doubtful accounts was approximately $498,000 as of June 30, 2007.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,549,000 as of June 30, 2007.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management.  The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies.  This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation.  As a result of our operation in one market segment, such segment being identity management, our 2006 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired.  Using the same methodologies, we determined that as of June 30, 2007 there were no indicators of potential impairment.

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

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. We determined that as of June 30, 2007 there were no indicators of potential impairment. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that intangible asset impairment will not occur in the future.

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

As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our Condensed Consolidated Statements of Operations for all periods presented.

RESULTS OF OPERATIONS

Results as presented do not contain the results of our Digital Photography component due to this component being classified as discontinued operations as a result of its sale in November 2006.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Product Revenues

	Three Months Ended June 30,
Net Product Revenues	2007	2006	$ Change	% Change
(dollars in thousands)

Software and royalties	$798	$1,922	$(1,124)	(58)%
Percentage of total net product revenue	69%	83%
Hardware and consumables	$116	$361	$(245)	(68)%
Percentage of total net product revenue	10%	16%
Services	$243	$28	$215	768%
Percentage of total net product revenue	21%	1%
Total net product revenues	$1,157	$2,311	$(1,154)	(50)%

Software and royalty revenues decreased 58% or $1,124,000 during the three months ended June 30, 2007 as compared to the corresponding period in 2006.  The decrease is due primarily to lower project-oriented revenues of our Biometric Engine of approximately $1,086,000 combined with lower royalties and license revenues of approximately $145,000 offset by increased sales of our boxed identity management software through our distribution channel and sales of our Crime Capture System.

Revenues from the sale of hardware and consumables decreased 68% or $245,000 during the three months ended June 30, 2007 as compared to the corresponding period in 2006.  The decrease reflects lower revenues from project work containing hardware and consumable components.  Also contributing to the decrease was the 2006 period containing sales of approximately $65,000 of discontinued print media consumables to international customers as the Company disposed of certain components of its print media inventories.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues increased approximately $215,000 during the three months ended June 30, 2007 as compared to the corresponding period in 2006 due primarily to higher revenues being generated from software integration project work of our Biometric Engine offset by a decrease in our installation of hardware products.  We expect service revenues to increase in the remainder of 2007 through increased implementations of large-scale high-end solutions.

We believe that the lower identity management software revenue in project-oriented solutions is largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives during the remainder of 2007 and continuing into 2008 and 2009.

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

Our backlog of product orders as of June 30, 2007 was approximately $1,852,000.  Approximately $1 million of this product backlog was in backlog at December 31, 2006 and due to customer implementation scheduling, could not be recognized within the first six months ended June 30, 2007.  At June 30, 2007, we also had maintenance and support backlog of approximately $1,060,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any and customer implementation schedules.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Maintenance Revenues

	Three Months Ended June 30,
Maintenance Revenues	2007	2006	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$621	$556	$65	12%

The increase in maintenance revenues reflects the expansion of our installed base resulting from the completion of  project-oriented work during the year ended December 31, 2006 and the first three months of 2007.

We anticipate continued growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	Three Months Ended June 30,
Cost of Product Revenues:	2007	2006	$ Change	% Change
(dollars in thousands)

Software and royalties	$111	$420	$(309)	(74)%
Percentage of software and royalty product revenue	14%	22%
Hardware and consumables	$118	$242	$(124)	(51)%
Percentage of hardware and consumables product revenue	102%	67%
Services	$67	$2	$65	3,250%
Percentage of services product revenue	28%	7%
Total cost of product revenues	$296	$664	$(368)	(55)%
Percentage of total product revenues	26%	29%

The cost of software and royalty product revenue decreased 74% during the three months ended June 30, 2007 as compared to the corresponding period in 2006 due primarily to the 2006 period containing significant third-party software license costs of approximately $264,000. Such costs were lower for the three months ended June 30, 2007 due to lower project sales of software solutions requiring such licenses.  Costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $124,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006 reflects the decrease in hardware and consumable revenues of $182,000 for the three months ended June 30, 2007 as compared to the comparable period in 2006.

Cost of service revenue increased $65,000 during the three months ended June 30, 2007 as compared to the corresponding period in 2006 due to higher software integration revenues of our Biometric Engine into project solutions.

Cost of Maintenance Revenues

	Three Months Ended June 30,
Maintenance cost of revenues	2007	2006	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$296	$256	$40	16%
Percentage of total maintenance revenues	48%	46%

The dollar increase of 16% or $40,000 during the three months ended June 30, 2007 as compared to the corresponding period in 2006 reflects higher costs needed to service our expanding installed base.

Product Gross Profit

	Three Months Ended June 30,
Product gross profit	2007	2006	$ Change	% Change
(dollars in thousands)

Software and royalties	$687	$1,502	$(815)	(54)%
Percentage of software and royalty product revenue	86%	78%
Hardware and consumables	$(2)	$119	$(121)	(102)%
Percentage of hardware and consumables product revenue	(2)%	33%
Services	$176	$26	$150	577%
Percentage of services product revenue	72%	93%
Total product gross profit	$861	$1,647	$(786)	(48)%
Percentage of total product revenues	74%	71%

Total product gross profit decreased due to significantly lower product revenues during the three months ended June 30, 2007 as compared to the corresponding period in 2006.

Software and royalty gross profit increased as a percentage of software and royalty product revenue to 86% for the three months ended June 30, 2007 from 78% for the corresponding period in 2006 as the 2006 period contained significant third party software license costs.  The dollar decrease of $815,000 in gross profit for the three months ended June 30, 2007 as compared to the corresponding period of 2006 reflects lower software and royalty product revenues. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware and consumables gross profit decreased due to lower sales of hardware and consumables during the three months ended June 30, 2007 as compared to the corresponding period in 2006. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Services gross profit increased approximately $150,000 for the three months ended June 30, 2007 as compared with the corresponding period in 2006 due to higher software integration service revenues related to our Biometric Engine.

Maintenance Gross Profit

	Three Months Ended June 30,
Maintenance gross profit	2007	2006	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$325	$300	$25	8%
Percentage of total maintenance revenues	52%	54%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues resulting from our expanding installed base.

Operating Expenses

	Three Months Ended June 30,
Operating expenses	2007	2006	$ Change	% Change
(dollars in thousands)

General & administrative	$957	$1,080	$(123)	(11)%
Percentage of total net revenue	52%	38%
Sales and marketing	$674	$888	$(214)	(24)%
Percentage of total net revenue	37%	31%
Research & development	$803	$961	$(158)	(16)%
Percentage of total net revenue	44%	34%
Depreciation and amortization	$79	$63	$16	25%
Percentage of total net revenue	4%	2%

General and Administrative Expenses.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The increase in such expenses, as a percentage of total net revenues, is reflective of lower net revenues during the three months ended June 30, 2007 as compared to the corresponding period in 2006.  The dollar decrease of $123,000 is due to lower stock-based compensation expense of approximately $121,000 recorded in the three months ended June 30, 2007 as compared to the corresponding period in 2006 combined with lower costs of approximately $26,000 for professional services, $14,000 for bad debt expense and $8,000 for travel offset by increases of $46,000 for salaries and wages and related fringe benefits.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The increase in such expenses as a percentage of net revenues to 37% for the three months ended June 30, 2007 from 31% for the corresponding period in 2006 is due to lower product revenues.  The dollar decrease of $214,000 during the three months ended June 30, 2007 as compared to the corresponding period in 2006 reflects headcount reductions due to the elimination and consolidation of various sales positions.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 16% or $158,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006 due primarily to reductions in our utilization of contract programming resources.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization.  During the three months ended June 30, 2007, depreciation and amortization expense increased 25% or $16,000 as compared to the corresponding period in 2006. The increase in depreciation and amortization expense reflects depreciation expense for recently acquired fixed assets.

Interest Expense (Income), net.  For the three months ended June 30, 2007, we recognized interest income of $6,000 and interest expense of $1,000. For the three months ended June 30, 2006, we recognized interest income of $4,000 and interest expense of $161,000.  Interest expense for the three months ended June 30, 2007 decreased from the corresponding period in 2006 due to the payoff in full of our secured notes payable in March 2007.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Product Revenues

	Six Months Ended June 30,
Net Product Revenues	2007	2006	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,409	$3,473	$(2,064)	(59)%
Percentage of total net product revenue	76%	76%
Hardware and consumables	$190	$978	$(788)	(81)%
Percentage of total net product revenue	10%	21%
Services	$267	$114	$153	134%
Percentage of total net product revenue	14%	3%
Total net product revenues	$1,866	$4,565	$(2,699)	(59)%

Software and royalty revenues decreased 59% or $2,064,000 during the six months ended June 30, 2007 as compared to the corresponding period in 2006.  The decrease is due primarily to lower project-oriented revenues of our Biometric Engine of approximately $1,686,000 combined with lower royalties and license revenues of approximately $391,000 offset by increased sales of our boxed identity management software through our distribution channel.

Revenues from the sale of hardware and consumables decreased 81% or $788,000 during the six months ended June 30, 2007 as compared to the corresponding period in 2006.  The decrease reflects lower revenues from project solutions containing hardware and consumable components as well as the repositioning of our international sales office in Germany in order to lower fixed costs and pursue significant identity management projects utilizing our software technologies as our primary differentiator.  This office had historically emphasized the resale of third-party hardware and consumables which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  The resulting effect on hardware and consumables revenues from the closure of this office was a decrease of approximately $184,000 in the six months ended June 30, 2007 as compared to the corresponding period in 2006.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues increased approximately $153,000 during the six months ended June 30, 2007 as compared to the corresponding period in 2006 due primarily to higher service revenues being generated from software integration of our biometric engine into project solutions and a decrease in our installation of hardware products.  We expect service revenues to increase in the remainder of 2007 through increased implementations of large-scale high-end solutions.

We believe that the lower identity management software revenue in project-oriented solutions is largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives during the remainder of 2007 and continuing into 2008 and 2009.

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

Maintenance Revenues

	Six Months Ended June 30,
Maintenance Revenues	2007	2006	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$1,247	$1,067	$180	17%

The increase in maintenance revenues reflects the expansion of our installed base resulting from the completion of significant project-oriented work during the year ended December 31, 2006 and the first three months of 2007.

We anticipate continued growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	Six Months Ended June 30,
Cost of Product Revenues:	2007	2006	$ Change	% Change
(dollars in thousands)

Software and royalties	$210	$517	$(307)	(59)%
Percentage of software and royalty product revenue	15%	15%
Hardware and consumables	$203	$669	$(466)	(70)%
Percentage of hardware and consumables product revenue	107%	68%
Services	$69	$4	$65	1,625%
Percentage of services product revenue	26%	4%
Total cost of product revenues	$482	$1,190	$(708)	(59)%
Percentage of total product revenues	26%	26%

The cost of software and royalty product revenue decreased 59% or $307,000 during the six months ended June 30, 2007 as compared to the corresponding period in 2006 due to lower software and royalty revenues during the six months ended June 30, 2007.  The 2006 period also contained costs of approximately $264,000 in third party software licenses not incurred during the comparable period of 2007.  Costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $466,000 for the six months ended June 30, 2007 as compared to the corresponding period in 2006 reflects the decrease in hardware and consumable revenues of $788,000 for the six months ended June 30, 2007 as compared to the comparable period in 2006.

Cost of service revenue increased $65,000 during the six months ended June 30, 2007 as compared to the corresponding period in 2006 due to higher software integration revenues of our Biometric Engine into project solutions.

Cost of Maintenance Revenues

	Six Months Ended June 30,
Maintenance cost of revenues	2007	2006	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$590	$572	$18	3%
Percentage of total maintenance revenues	47%	54%

Cost of maintenance revenues as a percentage of maintenance revenues decreased to 47% during the six months ended June 30, 2007 from 54% for the corresponding period in 2006 due primarily to higher maintenance revenues to absorb fixed maintenance costs combined with a higher percentage of our maintenance revenues being generated from software maintenance versus hardware maintenance.  The dollar increase of 3% or $18,000 during the six months ended June 30, 2007 as compared to the corresponding period in 2006 reflects higher costs needed to service our expanding installed base.

Product Gross Profit

	Six Months Ended June 30,
Product gross profit	2007	2006	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,199	$2,956	$(1,757)	(59)%
Percentage of software and royalty product revenue	85%	85%
Hardware and consumables	$(13)	$309	$(322)	(104)%
Percentage of hardware and consumables product revenue	(7)%	32%
Services	$198	$110	$88	80%
Percentage of services product revenue	74%	96%
Total product gross profit	$1,384	$3,375	$(1,991)	(59)%
Percentage of total product revenues	74%	74%

Total product gross profit decreased due to significantly lower product revenues during the six months ended June 30, 2007 as compared to the corresponding period in 2006.

Software and royalty gross profit decreased 59% or $1,757,000 for the six months ended June 30, 2007 as compared to the corresponding period in 2006 due to lower software sales of our Biometric Engine.

Hardware and consumables gross profit decreased $322,000 during the six months ended June 30, 2007 as compared to the corresponding period in 2006 due to lower sales of hardware and consumables of $788,000 during the six months ended June 30, 2007 as compared to the corresponding period in 2006. Hardware and consumables gross profit as a percentage of hardware and consumables product revenue decreased to (7%) from $309,000 and reflects the 2007 period containing expenses charged to cost of sales for restocking fees. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Services gross profit increased approximately $88,000 for the six months ended June 30, 2007 as compared to the corresponding period of 2006 due to higher project revenues for the integration of our Biometric Engine into project solutions.

Maintenance Gross Profit

	Six Months Ended June 30,
Maintenance gross profit	2007	2006	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$657	$495	$162	33%
Percentage of total maintenance revenues	53%	46%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

Operating Expenses

	Six Months Ended June 30,
Operating expenses	2007	2006	$ Change	% Change
(dollars in thousands)

General & administrative	$2,100	$2,219	$(119)	(5)%
Percentage of total net revenue	67%	39%
Sales and marketing	$1,367	$1,891	$(524)	(28)%
Percentage of total net revenue	44%	34%
Research & development	$1,989	$1,935	$54	3%
Percentage of total net revenue	64%	34%
Depreciation and amortization	$139	$188	$(49)	(26)%
Percentage of total net revenue	4%	3%

General and Administrative Expenses.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The increase in such expenses, as a percentage of total net revenues, is reflective of lower net revenues during the six months ended June 30, 2007 as compared to the corresponding period in 2006.  The dollar decrease of $119,000 is due to lower stock-based compensation expense of approximately $187,000 recorded in the six months ended June 30, 2007 as compared to the corresponding period in 2006 combined with reduced costs of approximately $76,000 due to the closure in 2006 of our sales office in Germany, offset by approximately $144,000 in higher expense for personnel, legal, accounting, consulting and bad debts.  We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions.  The increase in such expenses, as a percentage of total net revenues, is reflective of lower net revenues during the six months ended June 30, 2007 as compared to the corresponding period in 2006. The dollar decrease of $524,000 during the six months ended June 30, 2007 as compared to the corresponding period in 2006 reflects headcount reductions due to the elimination and consolidation of various sales positions in conjunction with reduced stock compensation expense, advertising and contractor fees.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 3% or $54,000 for the six months ended June 30, 2007 as compared to the corresponding period in 2006 due primarily to increased headcount necessary for the continued development of our Biometric Engine, the development of our Personal Identity Verification (PIV) solution, the web enablement of our CCS product line, and the development of our IWS desktop security solution.  Additional headcount expenses were offset by reduced contract programming fees.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization.  During the six months ended June 30, 2007, depreciation and amortization expense decreased 26% or $49,000 as compared to the corresponding period in 2006. The decrease in depreciation and amortization expense reflects lower amortization of certain intangible assets due to such assets being fully amortized.

Interest Expense (Income), net.  For the six months ended June 30, 2007, we recognized interest income of $14,000 and interest expense of $252,000. For the six months ended June 30, 2006, we recognized interest income of $8,000 and interest expense of $192,000.  Interest expense for the six months ended June 30, 2007 contains three components approximating $248,000 related to our secured notes payable issued in March 2006: $19,000 of coupon interest, $213,000 in note discount amortization and $16,000 in deferred financing fee amortization classified as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had total current assets of $1,690,000 and total current liabilities of $4,921,000, or negative working capital of $3,231,000.  At June 30, 2007, we had available cash of $228,000 and $106,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $1,689,000 for the six month period ended June 30, 2007 as compared to $1,412,000 for the corresponding period in 2006. We used cash to fund net losses of $3,023,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation and provision for losses on accounts receivable and investment in marketable securities less reductions in inventory obsolescence reserves) of $802,000 for the six months ended June 30, 2007.  We used cash to fund net losses of $1,649,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount and stock-based compensation) of $1,024,000 for the six months ended June 30, 2006.  For the six months ended June 30, 2007, we generated cash of $423,000 through reduction in current assets and generated cash of $911,000 through increases in current liabilities and deferred revenues, excluding debt.  For the six months ended June 31, 2006, we used cash of $916,000 to fund increases in current assets and generated cash of $1,153,000 through increases in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $56,000 for the six months ended June 30, 2007.  Net cash used in investing activities was $79,000 for the six months ended June 30, 2006.  For the six months ended June 30, 2007, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $56,000.  The level of equipment purchases resulted primarily from the replacement of older equipment. For the six months ended June 30, 2006, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $79,000.

Net cash provided by financing activities was $1,059,000 for the six month period ended June 30, 2007 as compared to $1,311,000 for the corresponding period in 2006.  For the six months ended June 30, 2007, we generated cash of $1,327,000 from our issuance of preferred stock in a private placement net of direct transaction costs of $173,000.  We also generated cash of $1,121,000 from our issuance of common stock pursuant to warrant exercises.  For the six months ended June 30, 2007, we used cash of $1,310,000 for the repayment of our secured notes payable and used cash of $54,000 from the incurrence of financing related expenses.   We also used cash of $25,000 for the payment of dividends on our Series B Preferred Stock.  For the six months ended June 30, 2006, we generated cash of $1,550,000 from the issuance of secured notes payable and incurred debt issuance costs of $98,000.  For the six months ended June 30, 2006, we used cash of $115,000 for the repayment of our secured notes payable and used cash of $26,000 for the payment of dividends on our Series B Preferred Stock.

We conduct operations in leased facilities under operating leases expiring at various dates through 2009. In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under an irrevocable letter of credit in the amount of $106,000. The letter of credit expires on December 26, 2008.

The report of our independent accountants included with our Annual Report on Form 10-K as filed with the SEC on April 17, 2007, contained an explanatory paragraph regarding our ability to continue as a going concern.  We are seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivable, and controlling of capital expenditures. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity-related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us. In addition, our ability to raise additional capital may be dependent upon our common stock continuing to be quoted on the American Stock Exchange (“AMEX”). There can be no assurance that we will be able to satisfy the criteria for continued listing on AMEX. Insufficient funds will require us to sell certain of our assets or license or technologies to others and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Changes in foreign currency exchange rates have an impact on our results of operations. Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries operating expense, primarily in Canada, denominated in the respective local currency. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates should not have a material effect on our future operating results or cash flows; however, a long term change in foreign currency rates would likely result in increased technical support and engineering expenses. The vast majority of our sales are transacted in U. S. dollars.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006, filed on April 17, 2007 and as amended on April 30, 2007, May 7, 2007 and May 9, 2007 and incorporated herein by reference.  You should carefully consider these risk factors in conjunction with the other information contained in this report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2007, there have been no material changes to the disclosures made on the above-referenced Form 10-K, as amended, except as follows:

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

We have a history of significant recurring losses totaling approximately $74.5 million, and these losses may continue in the future.

As of June 30, 2007, we had an accumulated deficit of $74.5 million, and these losses may continue in the future. We will need to raise capital to cover these losses, and financing may not be available to us on favorable terms. In the event financing is not available, in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

The holders of our preferred stock have certain rights and privileges that are senior to the common stock and we may issue additional shares of preferred stock without shareholder approval that could have a material adverse effect on the market value of the common stock.

Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common shareholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. At June 30, 2007 we had three series of preferred stock outstanding, Series B preferred stock, Series C 8% convertible preferred stock and Series D 8% convertible preferred stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of ImageWare’s business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of June 30, 2007, the Company had cumulative undeclared dividends on the Series B Preferred Stock of approximately $8,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series C Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of June 30, 2007, the Company had cumulative undeclared dividends on the Series C Preferred Stock of approximately $120,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series D Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of June 30, 2007, the Company had cumulative undeclared dividends on the Series D Preferred Stock of approximately $38,000.

ITEM 6. Exhibits

(a)	EXHIBITS

3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005)
3.2	Bylaws (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005)
3.3

Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock dated November 2, 2006, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 20, 2006)

3.4

Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock dated March 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March

15, 2007)
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

IMAGEWARE SYSTEMS, INC.

Date: August 14, 2007	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)