Form 10-Q
period 2007-09-30
IMAGEWARE SYSTEMS INC
filed 2007-11-14
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, with $0.01 par value, outstanding on November 12, 2007 was 16,776,785.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,438	$939
Accounts receivable, net of allowance for doubtful accounts of $498 (unaudited) and $483 at September 30, 2007 and December 31, 2006, respectively	391	1,722
Inventory	134	58
Other current assets	284	138
Total Current Assets	4,247	2,857

Property and equipment, net	232	352
Other assets	169	174
Pension assets	669	609
Intangible assets, net of accumulated amortization	130	141
Goodwill	3,416	3,416
Total Assets	$8,863	$7,549

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,494	$1,719
Deferred revenue	1,497	1,258
Accrued expenses	1,307	1,139
Notes payable to third parties, net of discount	—	1,097
Total Current Liabilities	4,298	5,213

Pension obligation	1,100	1,016
Total Liabilities	5,398	6,229

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at September 30, 2007 and December 31, 2006; liquidation preference $599 at September 30, 2007 and December 31, 2006	2	2
Series C convertible non-redeemable preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 and 2,500 shares outstanding at September 30, 2007 and December 31, 2006, respectively; liquidation preference $2,200 and $2,500 at September 30, 2007 and December 31, 2006, respectively	—	—
Series D convertible non-redeemable preferred stock, $0.01 par value; designated 2,000 shares, 1,500 shares issued, and 1,500 and 0 shares outstanding at September 30, 2007 and December 31, 2006, respectively; liquidation preference $1,500 and $0 at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 16,783,489 (unaudited) and 13,700,849 shares issued at September 30, 2007 and December 31, 2006, respectively, and 16,776,785 (unaudited) and 13,694,145 shares outstanding at September 30, 2007 and December 31, 2006, respectively	167	136
Additional paid in capital	77,902	71,554
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	31	25
Accumulated deficit	(74,573)	(70,333)
Total Shareholders’ equity	3,465	1,320

Total Liabilities and Shareholders’ Equity	$8,863	$7,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product	$2,832	$1,560	$4,698	$6,125
Maintenance	678	617	1,926	1,683
	3,510	2,177	6,624	7,808
Cost of revenues:
Product	510	498	992	1,689
Maintenance	281	254	871	826
Gross profit	2,719	1,425	4,761	5,293

Operating expenses:
General & administrative	889	1,053	2,989	3,271
Sales and marketing	607	851	1,974	2,742
Research & development	752	962	2,741	2,898
Depreciation and amortization	60	57	199	245
	2,308	2,923	7,903	9,156
Income (loss) from operations	411	(1,498)	(3,142)	(3,863)

Interest expense (income), net	(2)	156	236	339

Other expense (income), net	(6)	(5)	38	(111)
Income (loss) from continuing operations before income taxes	419	(1,649)	(3,416)	(4,091)

Income tax expense (benefit)	—	—	—	—

Income (loss) from continuing operations	419	(1,649)	(3,416)	(4,091)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Photography component	6	(114)	17	(346)
Income tax benefit (expense)	—	—	—	—
Gain (loss) on discontinued operations	6	(114)	17	(346)

Net income (loss)	425	(1,763)	(3,399)	(4,437)
Preferred dividends	(555)	(13)	(1,057)	(40)
Net loss available to common shareholders	$(130)	$(1,776)	$(4,456)	$(4,477)

Basic and diluted income (loss) per common share - note 2
Continuing operations	$0.03	$(0.12)	$(0.24)	$(0.30)
Discontinued operations	—	(0.01)	—	(0.03)
Preferred dividends	(0.04)	—	(0.08)	—
Basic and diluted loss per share available to common shareholders	$(0.01)	$(0.13)	$(0.32)	$(0.33)

Weighted-average shares (basic and diluted)	14,891,641	13,604,692	14,086,249	13,574,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(3,399)	$(4,437)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	199	248
Provision for losses in investment in equity securities	85	—
Non-cash interest and amortization of debt discount and debt issuance costs	229	284
Stock based compensation	513	912
Provision for losses on accounts receivable	25	14
Reduction in inventory obsolescence reserve	(32)	—
Change in assets and liabilities
Accounts receivable, net	1,306	359
Costs and estimated earnings in excess of billings on uncompleted contracts	—	(322)
Inventory	(44)	117
Other current assets	(164)	(35)
Pension assets	(61)	(58)
Other non-current assets	(39)	(10)
Accounts payable	(225)	821
Accrued expenses	204	(7)
Deferred revenue	239	551
Pension obligation	84	69
Total adjustments	2,319	2,943
Net cash used in operating activities	(1,080)	(1,494)

Cash flows from investing activities
Purchase of property and equipment	(68)	(113)
Net cash used in investing activities	(68)	(113)

Cash flows from financing activities
Repayment of notes payable	(1,310)	(215)
Proceeds from issuance of notes payable with warrants	—	1,550
Debt issuance costs	—	(98)
Proceeds from issuance of common stock, net of issuance costs	2,621	—
Proceeds from issuance of preferred stock, net of issuance costs	1,327	—
Other financing issuance costs	(54)	—
Dividends paid	(25)	(26)
Proceeds from exercised stock purchase warrants	1,121	—

Net cash provided by financing activities	3,680	1,211
Effect of exchange rate changes on cash	(33)	(69)
Net increase (decrease) in cash	2,499	(465)

Cash at beginning of period	939	741

Cash at end of period	$3,438	$276

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$35
Summary of non-cash investing and financing activities:
Beneficial conversion feature of series D preferred stock	$814	$—
Conversion of preferred stock to common	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$425	$(1,763)	$(3,399)	$(4,437)
Other comprehensive income (loss):
Unrealized holding loss on securities	—	(28)	—	(28)

Foreign currency translation adjustment	(8)	(35)	(33)	(69)
Comprehensive income (loss)	$417	$(1,826)	$(3,432)	$(4,534)

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

The Company’s “flagship” product is the IWS Biometric Engine™.  Scalable for small city business or worldwide deployment, the Company’s biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  The Company’s identification products are used to manage and issue secure credentials including national IDs, passports, driver licenses, smart cards and access control credentials. The Company’s law enforcement products provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities.  The biometric technology is now an integral part of all markets the Company addresses, and all of its products are integrated into the Biometric Engine Platform.  Elements of the biometric engine can be used as investigative tools to law enforcement potentially utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

The Company’s biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing, identifying and verifying the identities of people by the physical characteristics of the human body. The Company develops, sells and supports various identity management capabilities within government (federal, state and local), law enforcement, commercial enterprises, and transportation and aviation markets for identification and verification purposes. The Company’s IWS Biometric Engine is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of virtually unlimited sizes. It is also offered as a Software Development Kit (SDK) based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications.  The IWS Biometric Engine combined with the Company’s secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents. It can also be utilized within the Company’s law enforcement systems to incorporate any number of various multiple biometrics into one system.

The Company’s law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and criminal history records on a stand-alone, networked, wireless or Web-based platform. The Company develops, sells and supports a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. The Company’s IWS Law Enforcement solution consists of seven software modules: A Capture and Investigative module, which provides a criminal booking system and related database; A Facial Recognition module, which uses biometric facial recognition to identify suspects; A Suspect ID module, which facilitates the creation of full-color, photo-realistic suspect composites; A wireless module, which provides access to centrally stored records over the Internet in a connected or wireless fashion; A PDA add-on module which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device combined with central repository services which allows for inter-agency data sharing on a local, regional, and/or national level, and a LiveScan module which incorporates LiveScan capabilities into IWS Law Enforcement, providing integrated fingerprint and palm print biometric management for civil and law enforcement use.

The Company’s Secure Credential ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. The Company develops, sells and supports software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. The Company’s products in this market consist of IWS EPI Suite, IWS EPI Builder (SDK), Identifier for Windows and ID Card Maker.  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  The Company has recently added the ability to incorporate multiple biometrics into the ID systems it offers with the addition of the Company’s new IWS Biometric Engine to its product line.

The Company’s enterprise authentication software includes the IWS Desktop Security software solution which is a comprehensive authentication management infrastructure specifically designed to provide enterprise networks with the most advanced authentication mechanisms including biometrics, RFID technology, USB flash memory modules, Trusted Platform Module (TPM), and smart cards.

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

The accompanying condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 17, 2007, as amended on April 30, 2007, May 7, 2007 and May 9, 2007. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2007, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

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

As a result of the Company’s continuing losses and negative cash flows from operations, the Company currently does not meet certain listing standards of the American Stock Exchange (“AMEX”) Company Guide.  As a result, the Company may be considered for suspension or delisting from AMEX.  During May 2006, the Company received notification from AMEX that it was not in compliance with certain sections of the AMEX Company Guide.  To maintain an AMEX listing, the Company was required to submit a plan to AMEX which demonstrates the Company’s ability to regain compliance with the continued listing standards within a maximum of 18 months.  The Company submitted its plan to AMEX during June 2006.  The Listing Qualifications Department of AMEX evaluated the Company’s plan and in September 2006 notified the Company that it had made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by the end of the plan periods which AMEX determined to be November 15, 2006 for Section 1003(a)(iv) of the AMEX Company Guide and November 30, 2007 for Sections 1003(a)(i), 10033(a)(ii) and 1003(a)(iii) of the AMEX Company Guide.   Accordingly, in September 2006, AMEX notified the Company that they would continue its listing subject to the Company making a public announcement disclosing the fact that the Company is not in compliance with the continued listing standards of the AMEX and that the Company’s listing is being continued pursuant to an extension and the Company’s providing certain supporting documentation of key elements of the Company’s plan.  The Company made the required public announcement and provided the requested information.  The Company is subject to periodic review to determine if it is making progress consistent with the plan.  Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the applicable extension periods could result in AMEX initiating delisting proceedings pursuant to Section 1009 of the AMEX Company Guide.  The Company’s ability to raise additional capital may be dependent upon the Company’s common stock continuing to be quoted on the AMEX. There can be no assurance that the Company will make progress consistent with the Company’s plan or that the Company will be able to satisfy the criteria for continued listing on the AMEX. Insufficient funds will require the Company to sell certain of the Company’s assets or license the Company’s technologies to others and if the Company is unable to obtain additional funding there is substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The standard is effective for fiscal periods beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective on January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

                In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“Issue 07-3”), which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Issue 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company is assessing the effects of adoption of Issue 07-3 on its financial position and results of operations.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. At the adoption date on January 1, 2007, and as of September 30, 2007, the Company recorded no cumulative effect adjustments related to the adoption of FIN 48.

Upon adoption of FIN 48 on January 1, 2007, and as of September 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. For the nine months ended September 30, 2007, no interest or penalties were recorded.

The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. The Company is not aware of any jurisdictions currently under examination by tax authorities.

            Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method and if-converted method. During the periods ended September 30, 2007 and 2006, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Potential dilutive securities excluded from diluted earnings (loss) per share computation:	Number of Common Shares Convertible into at September 30, 2007	Number of Common Shares Convertible into at September 30, 2006
Convertible preferred stock	2,512,052	45,384
Stock options	1,671,839	1,632,304
Warrants	6,020,778	4,680,805

The table below presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations	$419	$(1,649)	$(3,416)	$(4,091)
Preferred dividends	(555)	(13)	(1,057)	(40)
Net loss from continuing operations available to common shareholders	$(136)	$(1,662)	$(4,473)	$(4,131)

Net income (loss) from discontinued operations	6	(114)	17	(346)
Net loss available to common shareholders	(130)	(1,776)	(4,456)	(4,477)

Denominator for basic and diluted earnings per share — weighted-average shares outstanding	14,891,641	13,604,692	14,086,249	13,574,835

Basic and diluted income (loss) per share:
Continuing operations	$0.03	$(0.12)	$(0.24)	$(0.30)
Discontinued operations	—	(0.01)	—	(0.03)
Preferred dividends	(0.04)	—	(0.08)	—
Net loss available to common shareholders	$(0.01)	$(0.13)	$(0.32)	$(0.33)

Preferred dividends for the three and nine months ended September 30, 2007 contains approximately $470,000 and $814,000, respectively, in preferred stock dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the Company’s Series D Preferred Stock as more fully explained in Note 6.

NOTE 3.  SALE OF BUSINESS AND DISCONTINUED OPERATIONS

On November 30, 2006, the Company completed the sale of its entire Digital Photography (“PDI”) product line and inventory (the “PDI Products”) to an unaffiliated third party for a total of $400,000, including an initial cash payment of $25,000.  The purchaser is required to pay up to the full remaining amount of $375,000 in a series of quarterly installments equal to 12.5% of all newly acquired sales and license revenues relating to the PDI product line (the “Percentage Payments”).  Until such time when the Company has received the full purchase price of $400,000, during any 12-month period during which the aggregate Percentage Payments to the Company are less than $50,000, the purchaser will pay the Company the difference between the Percentage Payments and $50,000.  As of September 30, 2007, the purchaser had paid the Company approximately $17,000 in Percentage Payments.  This component of the Company’s business was previously classified as the Company’s Digital Photography segment.

The Company decided to sell this component because it has incurred significant operating losses in each of the last five years and has lost significant market share in the last three years.  The assets sold consisted primarily of a suite of software and related inventory including source, copyrights, trademarks, documentation and client base.

At September 30, 2007 and December 31, 2006, the Company has recorded the fair value of the remaining amount due of $358,000 and $375,000, respectively, offset by a full valuation allowance due to the uncertainty of the ultimate collectibility of such amounts. This determination was based upon the maximum repayment period of 7 years of amounts owing the Company at the transaction date combined with the purchaser operating in a highly competitive business environment evidenced by rapid technological change.  Accordingly, the Company has deferred any remaining gain from the disposal of this component until such time as the Company determines that the realization of the remaining amounts owed is reasonably assured.

Digital Photography sales, reported in discontinued operations, for the nine months ended September 30, 2007 and 2006 were $0 and $151,000, respectively.  Digital Photography sales, reported in discontinued operations, for the three months ended September 30, 2007 and 2006 were $0 and $75,000, respectively.  Digital Photography’s pretax income (loss), reported in discontinued operations for the nine months ended September 30, 2007 and 2006 were $17,000 and ($346,000), respectively.  Digital Photography’s pretax income (loss), reported in discontinued operations for the three months ended September 30, 2007 and 2006 were $6,000 and ($114,000), respectively.

Prior period financial statements for the three and nine months ended September 30, 2006 have been restated to present the operations of Digital Photography as discontinued operations.

NOTE 4. INVENTORIES

At September 30, 2007 the Company had work in process inventories of $98,000 representing direct labor costs on in-process projects and finished goods inventories of $56,000 net of reserves for obsolete and slow-moving items of $20,000.  Inventories at December 31, 2006 consisted of finished goods of $58,000 net of reserves of $52,000.

NOTE 5. COMMON STOCK AND WARRANTS

                On September 25, 2007, the Company sold to certain accredited investors a total of 2,016,666 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $1.50 per share for aggregate gross proceeds of $3,025,003 (the “Common Stock Financing”).

                In conjunction with the issuance of the common stock, the Company issued to the investors warrants (the “Investor Warrants”) to purchase up to an aggregate of 1,008,333 shares of Common Stock with an exercise price of $1.67 per share. The Investor Warrants have been classified as equity instruments on the balance sheet in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

                The issuance of common stock and warrants pursuant to the Common Stock Financing triggered certain antidilution and exercise price reduction clauses in existing warrant agreements. As a result of these modifications, the Company was required to issue an additional 113,834 warrants and reduce the exercise price of certain previously issued warrants. As these warrants were classified as permanent equity, and the adjustment was related to antidilution features within these financial instruments, this increase in warrants and reduction of exercise price resulted in no adjustment to the financial statements.

                As compensation to the placement agent for the Common Stock Financing, the Company paid approximately $212,000 in placement agent fees and agreed to reimburse up to $25,000 of placement agent legal expense incurred in connection with this financing.  In addition, the Company issued the placement agent for the financing, and certain of its affiliates, a 5.5 year warrant (the “Placement Agent Warrants”) to purchase up to an aggregate of 151,249 shares of Common Stock on the same terms and conditions included in the Investor Warrants. The cash payment has been recorded as adjustment to additional paid in capital as a reduction of net proceeds.  The Placement Agent Warrants have been classified as equity instruments on the balance sheet.

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

At March 31, 2007, the Company had issued a total of 1,500 shares of Series D Preferred Stock and generated gross proceeds of $1.5 million from the sale of such shares. In conjunction with the issuance of the Series D Preferred Stock, the Company issued warrants to the holders of the Series D Preferred Stock to purchase 59,207 shares of the Company’s common stock at $2.33 per share. These warrants have been classified as equity instruments on the balance sheet.  The proceeds from the Series D Preferred Stock financing were allocated to the warrants and the Series D Preferred Stock based on the relative fair value of each on the date of issuance.  This allocation process resulted in the initial recognition of a discount attributable to an embedded beneficial conversion feature of approximately $344,000.  The discount was amortized over the minimum period from the date of issuance to the date at which the preferred shareholders are permitted to convert as a dividend to the Series D Preferred Stock shareholders.

The issuance of common stock and warrants pursuant to the Common Stock Financing triggered certain antidilution clauses in the Company’s Series D Preferred Stock agreement. As a result of these antidilution clauses, the Company was required to adjust the conversion price of the Series D Preferred Stock from $1.90 per share to $1.50 per share.  This antidilution feature will cause an additional 210,528 common shares to be issued upon conversion of the Series D Preferred Stock into common stock. In accordance with EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this antidilution feature resulted in the additional recognition of a discount attributable to an embedded beneficial conversion feature of approximately $470,000.  This discount was amortized over the minimum period from the date of the conversion price adjustment to the date at which the preferred shareholders are permitted to convert as a dividend to the Series D Preferred Stock shareholders.

At September 30, 2007, the Company had cumulative undeclared dividends relating to Series B, C and D Preferred Stock of approximately $21,000, $162,000 and $68,000 respectively.

NOTE 7.  REGISTRATION PAYMENT ARRANGEMENTS

As part of the Common Stock Financing, the Company entered into a Registration Payment Arrangement as defined by FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”).  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS No. 5”). EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006.  The Company early adopted the provisions of EITF 00-19-2 in December 2006. The Company determined that no loss contingency related to the Common Stock Financing registration payment arrangement was required to be recorded as of September 30, 2007.

As part of the September 25, 2007 Common Stock registration payment arrangement, the Company agreed to register the shares of common stock issued in the financing and the shares of common stock underlying the warrants issued to the investors in the Common Stock Financing with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the second year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold or may be sold without volume limitations.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated September 25, 2007, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at September 30, 2007 is approximately $363,000. The Company is working to meet the requirements of the September 25, 2007 Common Stock registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement.  Company management believes that it will be able to achieve and maintain current filing status with the SEC over the prescribed period.

As part of the Series D Preferred Stock financing, the Company entered into a Registration Payment Arrangement as defined by FSP No. EITF 00-19-2.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5. EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006.  The Company early adopted the provisions of EITF 00-19-2 in December 2006. The Company determined that no loss contingency related to the Series D Preferred Stock registration payment arrangement was required to be recorded as of September 30, 2007.

As part of the Series D Preferred Stock registration payment arrangement, the Company agreed to register the shares of common stock the Series D Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the investors in the Series D Preferred Stock financing with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated March 9, 2007, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at September 30, 2007 is approximately $180,000. The Company has met the requirements of the Series D Preferred Stock registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement.  Company management believes that it will be able to achieve and maintain current filing status with the SEC over the prescribed period.

As part of the Series C Preferred Stock financing consummated in November and December of 2006, the Company entered into a Registration Payment Arrangement as defined by EITF 00-19-2.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.   EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006, however early adoption is permitted for interim or annual periods for which financial statements have not been issued.  The Company adopted the provisions of FSP EITF 00-19-2 for the annual period ending December 31, 2006.  The Company determined that no loss contingency related to the Series C Preferred Stock registration payment arrangement was required to be recorded as of September 30, 2007.

As part of the Series C Preferred Stock registration payment arrangement, the Company agreed to register the shares of common stock the Series C Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the Series C investors with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated November 14, 2006, between the Company and certain accredited investors,  the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at September 30, 2007 is approximately $300,000. The Company has met the requirements of the Series C Preferred Stock registration payment arrangement by registering the shares of common stock with the SEC within the time frame specified by the agreement and has kept the registration continuously effective thereafter.  Company management believes that it will be able to maintain current filing status with the sec over the prescribed period.

As part of a private placement in July 2005 (the “July 2005 private placement”), the Company entered into a registration payment arrangement, whereby the Company agreed to register the shares of common stock issued in the July 2005 private placement with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated July 22, 2005, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective. The maximum exposure at September 30, 2007 is approximately $54,000. The Company determined that no loss contingency related to the July 2005 private placement registration payment arrangement was required to be recorded as of September 30, 2007. The Company has met the requirements of the July 2005 private placement registration payment arrangement by registering the shares of common stock with the SEC within the time frame specified by the agreement and has kept the registration continuously effective thereafter.  Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

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

•                  Long-term fixed-price contracts involving significant customization

•                  Fixed-price contracts involving minimal customization

•                  Software licensing

•                  Sales of computer hardware and identification media

•                  Postcontract customer support (PCS)

The Company’s revenue recognition policies are consistent with U. S. GAAP including Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”, SEC Staff Accounting Bulletin 104, Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables”, and EITF Issue 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonable assured.

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

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $889,000 and our allowance for doubtful accounts was approximately $498,000 as of September 30, 2007.

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

•                                          Significant changes in the manner of our use of the acquired assets or the strategy of our overall business; and

•              Significant negative industry or economic trends.

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,546,000 as of September 30, 2007.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management.  The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what were previously distinct, mutually exclusive technologies.  This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation.  As a result of our operation in one market segment, such segment being identity management, our 2006 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired.  Using the same methodologies, we determined that as of September 30, 2007 there were no indicators of potential impairment.

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

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. We determined that as of September 30, 2007 there were no indicators of potential impairment. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that intangible asset impairment will not occur in the future.

Stock-Based Compensation

Upon adoption of SFAS 123(R), Share-Based Payment, or SFAS 123(R) on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123(R). The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 5.7% for corporate officers, 2.4% for members of the Company’s Board of Directors and 25% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

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

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Product Revenues

	Three Months Ended September 30,
Net Product Revenues	2007	2006	$ Change	% Change
(dollars in thousands)
Software and royalties	$2,768	$1,300	$1,468	113%
Percentage of total net product revenue	98%	83%
Hardware and consumables	$37	$236	$(199)	(84)%
Percentage of total net product revenue	1%	15%
Services	$27	$24	$3	13%
Percentage of total net product revenue	1%	2%
Total net product revenues	$2,832	$1,560	$1,272	82%

Software and royalty revenues increased 113% or $1,468,000 during the three months ended September 30, 2007 as compared to the corresponding period in 2006.  The increase is due primarily to higher project-oriented revenues of our Personal Identity Verification (“PIV”) and Biometric Engine solution of approximately $1,627,000 offset by lower royalties and license revenues of approximately $28,000, lower sales of our boxed identification management software through our distribution channel of $120,000 and lower law enforcement related software of $11,000.

Revenues from the sale of hardware and consumables decreased 84% or $199,000 during the three months ended September 30, 2007 as compared to the corresponding period in 2006.  The decrease reflects lower revenues from project work containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues increased approximately $3,000 during the three months ended September 30, 2007 as compared to the corresponding period in 2006 due primarily to higher revenues being generated from software integration project work of our Biometric Engine offset by a decrease in our installation of hardware products.  We expect service revenues to increase in the remainder of 2007 through increased implementations of large-scale high-end solutions.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions is largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives during the remainder of 2007 and continuing into 2008 and 2009.

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

Our backlog of product orders as of September 30, 2007 was approximately $1,757,000.  At September 30, 2007, we also had maintenance and support backlog of approximately $1,472,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any and customer implementation schedules.  Historically, we have experienced a very minimal risk of order cancellation.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

                Maintenance Revenues

	Three Months Ended September 30,
Maintenance Revenues	2007	2006	$ Change	% Change
(dollars in thousands)
Maintenance revenues	$678	$617	$61	10%

The increase in maintenance revenues reflects the expansion of our installed base resulting from the completion of  project-oriented work during the year ended December 31, 2006 and the first nine months of 2007.

We anticipate continued growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	Three Months Ended September 30,
Cost of Product Revenues:	2007	2006	$ Change	% Change
(dollars in thousands)
Software and royalties	$472	$278	$194	70%
Percentage of software and royalty product revenue	17%	21%
Hardware and consumables	$33	$218	$(185)	(85)%
Percentage of hardware and consumables product revenue	89%	92%
Services	$5	$2	$3	150%
Percentage of services product revenue	19%	8%
Total cost of product revenues	$510	$498	$12	2%
Percentage of total product revenues	18%	32%

The cost of software and royalty product revenue increased 70%, or approximately $194,000, during the three months ended September 30, 2007 as compared to the corresponding period in 2006 due primarily to the 2007 period containing higher revenues of $1,468,000.  However, as a percentage of software and royalty product revenue, such costs decreased to 17% from 21% for the three months ended September 30, 2007 as compared to the corresponding period in 2006. Cost of software and royalty product revenues for the three months ended September 30, 2007 contain third-party software license costs of approximately $163,000. Such costs were lower for the three months ended September 30, 2006 due to lower project sales of software solutions requiring such licenses.  Costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The cost of product revenues for our hardware and consumable sales decreased 85%, or approximately $185,000 for the three months ended September 30, 2007 as compared to the corresponding period in 2006. This decrease was due primarily to the decrease in hardware and consumable revenues of $199,000 for the three months ended September 30, 2007 as compared to the comparable period in 2006, resulting from an increase in software content in project solutions for the same periods.

Cost of service revenue increased $3,000 during the three months ended September 30, 2007 as compared to the corresponding period in 2006 due to higher software integration revenues of our Biometric Engine into project solutions.

Cost of Maintenance Revenues

	Three Months Ended September 30,
Cost of maintenance revenues	2007	2006	$ Change	% Change
(dollars in thousands)
Total cost of maintenance revenues	$281	$254	$27	11%
Percentage of total maintenance revenues	41%	41%

Cost of maintenance revenues increased of $27,000 or 11% during the three months ended September 30, 2007 as compared to the corresponding period in 2006 due to higher costs of servicing our expanding installed base.

Product Gross Profit

	Three Months Ended September 30,
Product gross profit	2007	2006	$ Change	% Change
(dollars in thousands)
Software and royalties	$2,296	$1,022	$1,274	125%
Percentage of software and royalty product revenue	83%	79%
Hardware and consumables	$4	$18	$(14)	(78)%
Percentage of hardware and consumables product revenue	11%	8%
Services	$22	$22	$0	0%
Percentage of services product revenue	81%	92%
Total product gross profit	$2,322	$1,062	$1,260	119%
Percentage of total product revenues	82%	68%

Total product gross profit increased 119%, or $1,260,000 due to significantly higher product revenues during the three months ended September 30, 2007 as compared to the corresponding period in 2006.

Software and royalty gross profit increased 125%, or 1,274,000, for the three months ended September 30, 2007 as compared to the corresponding period in 2006.  This increase is due primarily to higher software and royalty product revenues.  As a percentage of software and royalty product revenue, gross profit increased to 83% for the three months ended September 30, 2007 from 79% for the corresponding period in 2006, as the 2007 period contained significant software only solutions with minimal customization and third party software license costs.  Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware and consumables gross profit decreased due to lower sales of hardware and consumables during the three months ended September 30, 2007 as compared to the corresponding period in 2006. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Maintenance Gross Profit

	Three Months Ended September 30,
Maintenance gross profit	2007	2006	$ Change	% Change
(dollars in thousands)
Total maintenance gross profit	$397	$363	$34	9%
Percentage of total maintenance revenues	59%	59%

Gross profit related to maintenance revenues increased due primarily to higher maintenance revenues resulting from our expanding installed base.

                Operating Expenses

	Three Months Ended September 30,
Operating expenses	2007	2006	$	Change	% Change
(dollars in thousands)
General & administrative	$889	$1,053		$(164)	(16)%
Percentage of total net revenue	25%	48%
Sales and marketing	$607	$851		$(244)	(29)%
Percentage of total net revenue	17%	39%
Research & development	$752	$962		$(210)	(22)%
Percentage of total net revenue	21%	44%
Depreciation and amortization	$60	$57		$3	5%
Percentage of total net revenue	2%	3%

General and Administrative Expenses.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  General and administrative expenses decreased 16%, or $164,000, during the three months ended September 30, 2007 as compared to the corresponding period in 2006 due to lower stock-based compensation expense of approximately $78,000 recorded in the three months ended September 30, 2007 as compared to the corresponding period in 2006 combined with lower costs of approximately $43,000 for professional services, consulting, contractor fees and insurance and $63,000 in lower costs resulting from the closure of our German sales office offset by increases of $20,000 for travel expenses.  As a percentage of total net revenues, general and administrative expenses decreased from 48% to 25% due to higher net revenues during the three months ended September 30, 2007 as compared to the corresponding period in 2006.  We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions.   Sales and marketing expenses decreased 29%, or $244,000, for the three months ended September 30, 2007 as compared to the corresponding period in 2006 due to headcount reductions resulting from the elimination and consolidation of various sales positions.  As a percentage of net revenues, sales and marketing expenses decreased from 39% to 17% for the three months ended September 30, 2007 for the corresponding period in 2006 due to higher product revenues.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work.  Research and development expenses decreased 22%, or $210,000, for the three months ended September 30, 2007 as compared to the corresponding period in 2006 due primarily to reductions in our utilization of contract programming resources.  As a percentage of total net revenues, research and development expenses decreased from 44% to 21% for the three months ended September 30, 2007 as compared to the corresponding period in 2006 due to higher net revenues.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization.  During the three months ended September 30, 2007, depreciation and amortization expense increased 5% or $3,000 as compared to the corresponding period in 2006. The increase in depreciation and amortization expense reflects depreciation expense for recently acquired fixed assets.

Interest Expense (Income), net.  For the three months ended September 30, 2007, we recognized interest income of $9,000 and interest expense of $7,000. For the three months ended September 30, 2006, we recognized interest income of $4,000 and interest expense of $160,000.  Interest expense for the three months ended September 30, 2007 decreased from the corresponding period in 2006 due to the payoff in full of our secured notes payable in March 2007.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Product Revenues

	Nine Months Ended September 30,
Net Product Revenues	2007	2006	$ Change	% Change
(dollars in thousands)
Software and royalties	$4,178	$4,773	$(595)	(12)%
Percentage of total net product revenue	89%	78%
Hardware and consumables	$227	$1,214	$(987)	(81)%
Percentage of total net product revenue	5%	20%
Services	$293	$138	$155	112%
Percentage of total net product revenue	6%	2%
Total net product revenues	$4,698	$6,125	$(1,427)	(23)%

Software and royalty revenues decreased 12% or $595,000 during the nine months ended September 30, 2007 as compared to the corresponding period in 2006.  The decrease is due primarily to lower project-oriented revenues of our Biometric Engine of approximately $74,000 combined with lower royalties and license revenues of approximately $308,000 and lower project revenues of our law enforcement software solutions of approximately $213,000.

Revenues from the sale of hardware and consumables decreased 81% or $987,000 during the nine months ended September 30, 2007 as compared to the corresponding period in 2006.  The decrease reflects lower revenues from project solutions containing hardware and consumable components as well as the repositioning of our international sales office in Germany in order to lower fixed costs and pursue significant identity management projects utilizing our software technologies as our primary differentiator.  This office had historically emphasized the resale of third-party hardware and consumables which generated lower gross margins than software (as a percentage of revenue) and required significant fixed costs for sales, service and support.  The resulting effect on hardware and consumables revenues from the closure of this office was a decrease of approximately $184,000 in the nine months ended September 30, 2007 as compared to the corresponding period in 2006.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues increased approximately $155,000 during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due primarily to higher service revenues being generated from software integration of our biometric engine into project solutions and a decrease in our installation of hardware products.  We expect service revenues to increase in the remainder of 2007 through increased implementations of large-scale high-end solutions.

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

Maintenance Revenues

	Nine Months Ended September 30,
Maintenance Revenues	2007	2006	$ Change	% Change
(dollars in thousands)
Maintenance revenues	$1,926	$1,683	$243	14%

The increase in maintenance revenues reflects the expansion of our installed base resulting from the completion of significant project-oriented work during the year ended December 31, 2006 and the first nine months of 2007.

We anticipate continued growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	Nine Months Ended September 30,
Cost of Product Revenues:	2007	2006	$ Change	% Change
(dollars in thousands)
Software and royalties	$682	$777	$(95)	(12)%
Percentage of software and royalty product revenue	16%	16%
Hardware and consumables	$236	$906	$(670)	(74)%
Percentage of hardware and consumables product revenue	104%	75%
Services	$74	$6	$68	1,133%
Percentage of services product revenue	25%	4%
Total cost of product revenues	$992	$1,689	$(697)	(41)%
Percentage of total product revenues	21%	28%

The cost of software and royalty product revenue decreased 12% or $95,000 during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due to lower software and royalty revenues during the nine months ended September 30, 2007.  Costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The cost of product revenues for our hardware and consumable sales decreased 74% or approximately $670,000 for the nine months ended September 30, 2007 as compared to the corresponding period in 2006. This decrease was due primarily to the decrease in hardware and consumable revenues of $987,000 for the nine months ended September 30, 2007 as compared to the comparable period in 2006, resulting from an increase in software content in project solutions for the same periods.

Cost of service revenue increased $68,000 during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due to higher software integration revenues of our Biometric Engine into project solutions.

Cost of Maintenance Revenues

	Nine Months Ended September 30,
Cost of maintenance revenues	2007	2006	$ Change	% Change
(dollars in thousands)
Total cost of maintenance revenues	$871	$826	$45	5%
Percentage of total maintenance revenues	45%	49%

Cost of maintenance revenues as a percentage of maintenance revenues decreased to 45% during the nine months ended September 30, 2007 from 49% for the corresponding period in 2006 due primarily to higher maintenance revenues to absorb fixed maintenance costs combined with a higher percentage of our maintenance revenues being generated from software maintenance versus hardware maintenance.  The dollar increase of $45,000 or 5% during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 reflects higher costs needed to service our expanding installed base.

                Product Gross Profit

	Nine Months Ended September 30,
Product gross profit	2007	2006	$ Change	% Change
(dollars in thousands)
Software and royalties	$3,496	$3,996	$(500)	(13)%
Percentage of software and royalty product revenue	84%	84%
Hardware and consumables	$(9)	$308	$(317)	(103)%
Percentage of hardware and consumables product revenue	(4)%	25%
Services	$219	$132	$87	66%
Percentage of services product revenue	75%	96%
Total product gross profit	$3,706	$4,436	$(730)	(16)%
Percentage of total product revenues	79%	72%

Total product gross profit decreased 16% or $730,000, during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due to significantly lower product revenues.

Software and royalty gross profit decreased 13% or $500,000 for the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due to lower software sales of our Biometric Engine, royalties and law enforcement software solutions.

Hardware and consumables gross profit decreased 103% or $317,000 during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due to lower sales of hardware and consumables of $987,000 during the nine months ended September 30, 2007 as compared to the corresponding period in 2006. Hardware and consumables gross profit as a percentage of hardware and consumables product revenue decreased to (4%) from 25% and reflects the 2007 period containing expenses charged to cost of sales for restocking fees. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Services gross profit increased approximately 66% or $87,000 for the nine months ended September 30, 2007 as compared to the corresponding period of 2006 due to higher project revenues for the integration of our Biometric Engine into project solutions.

Maintenance Gross Profit

	Nine Months Ended September 30,
Maintenance gross profit	2007	2006	$ Change	% Change
(dollars in thousands)
Total maintenance gross profit	$1,055	$857	$198	23%
Percentage of total maintenance revenues	55%	51%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs.

            Operating Expenses

	Nine Months Ended September 30,
Operating expenses	2007	2006	$ Change	% Change
(dollars in thousands)
General & administrative	$2,989	$3,271	$(282)	(9)%
Percentage of total net revenue	45%	42%
Sales and marketing	$1,974	$2,742	$(768)	(28)%
Percentage of total net revenue	30%	35%
Research & development	$2,741	$2,898	$(157)	(5)%
Percentage of total net revenue	41%	37%
Depreciation and amortization	$199	$245	$(46)	(19)%
Percentage of total net revenue	3%	3%

General and Administrative Expenses.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  General and administrative expenses decreased 9%, or $282,000, due to lower stock-based compensation expense of approximately $265,000 and lower professional service costs of $39,000 recorded in the nine months ended September 30, 2007 as compared to the corresponding period in 2006 combined with reduced costs of approximately $76,000 due to the closure in 2006 of our sales office in Germany, offset by approximately $98,000 in higher expense for personnel and bad debts.  As a percentage of total net revenues, general and administrative expenses increased from 42% to 45% during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due to lower net revenues.  We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions.  Sales and marketing expenses decreased 28%, or $768,000 and as a percentage of net revenues from 35% to 30% for the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due to headcount reductions resulting from the elimination and consolidation of various sales positions, a reduction in stock compensation expense, advertising and contractor fees.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work.  Research and development expenses decreased 5%, or $157,000, for the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due primarily to reduced contract programming fees offset by increased headcount necessary for the continued development of our Biometric Engine, the development of our Personal Identity Verification (PIV) solution, the web enablement of our CCS product line, and the development of our IWS desktop security solution.  As a percentage of total net revenues, such expenses increased from 37% to 41% for the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due to lower net revenues in the 2007 period. Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization.  During the nine months ended September 30, 2007, depreciation and amortization expense decreased 19% or $46,000 as compared to the corresponding period in 2006. The decrease in depreciation and amortization expense reflects lower amortization of certain intangible assets due to such assets being fully amortized.

Interest Expense (Income), net.  For the nine months ended September 30, 2007, we recognized interest income of $23,000 and interest expense of $259,000. For the nine months ended September 30, 2006, we recognized interest income of $13,000 and interest expense of $352,000.  Interest expense for the nine months ended September 30, 2006 contains three components approximating $342,000 related to our secured notes payable issued in March 2006: $58,000 of coupon interest, $227,000 in note discount amortization and $57,000 in deferred financing fee amortization classified as interest expense. Interest expense for the nine months ended September 30, 2007 decreased from the corresponding period in 2006 due to the payoff in full of our secured notes payable in March 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had total current assets of $4,247,000 and total current liabilities of $4,298,000, or negative working capital of $51,000.  At September 30, 2007, we had available cash of $3,438,000 and $145,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $1,080,000 for the nine month period ended September 30, 2007 as compared to $1,494,000 for the corresponding period in 2006. We used cash to fund net losses of $2,381,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation and provision for losses on accounts receivable and investment in marketable securities less reductions in inventory obsolescence reserves) of $1,018,000 for the nine months ended September 30, 2007.  We used cash to fund net losses of $2,980,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount and stock-based compensation) of $1,458,000 for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, we generated cash of $998,000 through reduction in current assets and generated cash of $303,000 through increases in current liabilities and deferred revenues, excluding debt.  For the nine months ended September 30, 2006, we generated cash of $50,000 through reductions in current assets and generated cash of $1,436,000 through increases in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $68,000 for the nine months ended September 30, 2007.  Net cash used in investing activities was $113,000 for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $68,000.  The level of equipment purchases resulted primarily from the replacement of older equipment.  For the nine months ended September 30, 2006, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $113,000.

Net cash provided by financing activities was $3,680,000 for the nine month period ended September 30, 2007 as compared to $1,211,000 for the corresponding period in 2006.  For the nine months ended September 30, 2007, we generated cash of $1,327,000 from our issuance of preferred stock in a private placement net of direct transaction costs of $173,000.  We also generated cash of $1,121,000 from our issuance of common stock pursuant to warrant exercises and $2,621,000 from our issuance of common stock in a private placement net of direct transaction costs of $404,000. For the nine months ended September 30, 2007, we used cash of $1,310,000 for the repayment of our secured notes payable and used cash of $54,000 from the incurrence of financing related expenses.   We also used cash of $25,000 for the payment of dividends on our Series B Preferred Stock.  For the nine months ended September 30, 2006, we generated cash of $1,550,000 from the issuance of secured notes payable and incurred debt issuance costs of $98,000.  For the nine months ended September 30, 2006, we used cash of $215,000 for the repayment of our secured notes payable and used cash of $26,000 for the payment of dividends on our Series B Preferred Stock.

We conduct operations in leased facilities under operating leases expiring at various dates through 2009. In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under two irrevocable letters of credit in an aggregate amount of $145,000. The letters of credit expire on March 30, 2008 in the amount of $39,000 and on December 26, 2008 in the amount of $106,000.

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

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006, filed on April 17, 2007 and as amended on April 30, 2007, May 7, 2007 and May 9, 2007 and incorporated herein by reference.  You should carefully consider these risk factors in conjunction with the other information contained in this report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of September 30, 2007, there have been no material changes to the disclosures made on the above-referenced Form 10-K, as amended, except as follows:

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

We have a history of significant recurring losses totaling approximately $74.6 million, and these losses may continue in the future.

As of September 30, 2007, we had an accumulated deficit of $74.6 million, and these losses may continue in the future. We will need to raise capital to cover these losses, and financing may not be available to us on favorable terms. In the event financing is not available, in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common shareholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. At September 30, 2007 we had three series of preferred stock outstanding, Series B Preferred Stock, Series C 8% Convertible Preferred Stock and Series D 8% Convertible Preferred Stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of ImageWare’s business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of September 30, 2007, the Company had cumulative undeclared dividends on the Series B Preferred Stock of approximately $21,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series C Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of September 30, 2007, the Company had cumulative undeclared dividends on the Series C Preferred Stock of approximately $162,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series D Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of September 30, 2007, the Company had cumulative undeclared dividends on the Series D Preferred Stock of approximately $68,000.

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

10.1

Securities Purchase Agreement dated September 25, 2007 by and among the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 26, 2007).

10.2

Registration Rights Agreement dated September 25, 2007 by and among the Company and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 26, 2007).

10.3	Form of Warrant to Purchase Common Stock dated September 25, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 26, 2007).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

Date: November 14, 2007	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial Officer (on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)