Form 10-K
period 2007-12-31
IMAGEWARE SYSTEMS INC
filed 2008-04-15
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the issuer’s Common Stock on June 30, 2007, as reported on the American Stock Exchange was approximately $27,985,450.  Excluded from this computation were 557,118 shares of Common Stock held by all current executive officers and directors and 1,539,901 shares held by each person who is known by the registrant to own 5% or more of the outstanding Common Stock.  Share ownership information of certain persons known by the issuer to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2006. Exclusion of shares held by any person or entity should not be construed to indicate that such person or entity possesses the power, directly or indirectly, to direct or cause the direction of the management or the policies of the Registrant.

The number of shares of the registrant’s common stock outstanding as of April 4, 2008 was 18,075,639.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

IMAGEWARE SYSTEMS, INC.

2007 ANNUAL REPORT ON FORM 10-K

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

Trademarks

Capture the Image that Captures the Crook, C.R.I.M.E.S., FACE ID, ImageWare, Suspect ID, and Vehicle ID, EPIBuilder, and EPISuite are registered trademarks of the Company. Biometric Engine, WinBadge Aviation, and IWS Biometric Engine are trademarks of the Company.

All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

PART I

Item 1.  Business.

OVERVIEW

ImageWare Systems, Inc. is a leader in the emerging market for software-based identity management solutions, providing biometric, secure credential, law enforcement and enterprise authorization.  Our “flagship” product is the IWS Biometric Engine.  Scalable for small city business or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials, including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. We also provide comprehensive authentication security software, as well as real-time voice recognition, multilingual speech translation and voice analytics technologies.  Biometric technology is now an integral part of all markets we address, and all of our products are integrated into the Biometric Engine Platform.  Elements of the IWS Biometric Engine can be used as investigative tools for law enforcement utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

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

We recently added next generation voice recognition, multilingual speech translation and voice analytics capabilities to our suite of biometric identity management solutions, enabling users to facilitate and improve communication across major language groups globally. The ImageWare Mediator products are offered standalone or integrated with our Biometric Engine platform providing an advanced multilingual communications capability. Government, intelligence, defense, public safety and border control customers are able to realize language translation and voice recognition capabilities whereby an English-speaking user can understand and be understood in numerous languages including Spanish, German, French, Korean, Arabic and Polish, among others. ImageWare Mediator products support speech to speech translation, multilingual collaboration, conversational environments, which are represented for both voice and text and include biometric functionality for speaker identification and voice analytics.

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and criminal history records on a stand-alone, networked, wireless or Web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of six software modules: a Capture and Investigative module, which provides a criminal booking system and related database; a Facial Recognition module, which uses biometric facial recognition to identify suspects; a Suspect ID module, which facilitates the creation of full-color, photo-realistic suspect composites; a wireless module, which provides access to centrally stored records over the Internet in a connected or wireless fashion; a PDA add-on module, which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device combined with central repository services which allows for inter-agency data sharing on a local, regional, and/or national level; and a LiveScan module, which incorporates LiveScan capabilities into IWS Law Enforcement providing integrated fingerprint and palm print biometric management for civil and law enforcement use.

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

Our enterprise authentication software includes the IWS Desktop Security product which is a comprehensive authentication management infrastructure solution providing added layers of security to workstations, networks and systems through advanced encryption and authentication technologies. IWS Desktop Security is optimized to enhance network security and usability, and uses multi-factor authentication methods to protect access, verify identity and help secure the computing environment without sacrificing ease-of-use features such as quick login. Additionally, IWS Desktop Security provides an easy integration with various smart card-based credentials including the Common Access Card (CAC), Homeland Security Presidential Directive 12 (HSPD-12) Personal Identity Verification (PIV) credential, and Transportation Worker Identification Credential (TWIC) with an organization’s access control process. IWS Desktop Security provides the crucial end-point component of a Logical Access Control System (LACS), and when combined with a Physical Access Control System (PACS), organizations benefit from a complete door to desktop access control and security model.

CORPORATE HISTORY

ImageWare Systems, Inc., formerly known as ImageWare Software, Inc., was incorporated in the State of California on February 6, 1987.  From the inception until 1995, we designed and sold software products for the photo entertainment industry.  In late 1994, we sold our photo entertainment line of products, and utilized our core technologies to develop and sell products to law enforcement agencies.  In 1994 our company was sold to a new ownership and we embarked upon the design and creation of digital imaging based software products for law enforcement.  From 1995 to early 2000 our business consisted only of our law enforcement products.  We completed our initial public offering in April 2000.  At that time we recognized that our core imaging technology and industry expertise positioned us to enter other and larger markets, and we targeted the digital identification market for diversification.  It was a fragmented market which offered us the opportunity to establish market share through an acquisition program.  On August 22, 2000, we acquired Imaging Technology Corporation (“ITC”), a privately held developer of software and software systems for digital identification documents.  On September 29, 2000, we purchased Goddard Technology Corporation (“Goddard”), a privately held developer of software identification badging systems. On March 30, 2001, we purchased substantially all the assets of G & A Imaging Ltd. (“G & A”), a privately held developer of software and software systems for digital identification documents.  These three acquisitions, along with the internal development of digital ID solutions for some of our law enforcement customers, firmly placed us in the market for digital ID software.  In 2001, ID software and systems became our largest product segment.  On December 19, 2007, we added next generation voice recognition, multilingual speech translation and voice analytics capabilities to our suite of biometric identity management solutions, enabling users to facilitate and improve communication across major language groups globally through our acquisition of Sol Logic, Inc., a privately held developer of voice recognition technologies.

RECENT EVENTS

Significant developments around national and homeland security, specifically identity management, are direct results of the terrorist attacks of September 11, 2001, demonstrating the risks with insufficient credentialing and access control systems. Although the U.S. Government has taken strong initiatives to help combat terrorism and other identity related challenges, the industry is still in flux with inadequate equipment and appropriate funding causing a delay in deployments. The growing rate of identity theft is also pervasive and becoming of great concern. These developments have impacted business.

The law enforcement and secure credential markets, although seen as markets which would ultimately benefit from increased spending on security, were negatively impacted within the last five years by the tendency for the delay in purchasing decisions, awaiting guidance and funding from the government, and the use of available funding for payment of overtime expenditures incurred due to heightened security alerts. As we recognized these impacts, we continued to reduce cost and consolidate our businesses while expanding our products to meet market demands. We have restructured our company to be more cost effective and efficient by consolidating resources and moving various operations.

As a result of our strategy to address international markets for large identity management projects, we sold our Singapore subsidiary in 2005 and closed our German sales office in 2006. We now address this market through local and U.S. based strategic partners and systems integrators with local sales and service presence, and manage international channel partners for our boxed ID Software from our U.S. offices.

These international offices had historically emphasized the resale of third party merchandise (hardware and media) which generated lower gross margins than software and required significant fixed costs for sales, service and support. Although these measures have resulted in lower top line revenue in the short term, management believes that we will be able to replace the lost revenue with higher margin software sales while continuing to enjoy the lower fixed costs.

In furtherance of our strategy to more efficiently address both domestic and international markets for large-scale identity management projects, we completed the sale of our entire Professional Digital Photography (“PDI”) product line in the fourth quarter of 2006.  We sold this component because it had incurred significant operating losses and had lost significant market share.  The assets sold consisted primarily of a suite of software and related inventory including source, copyrights, trademarks, documentation and client base.

In the fourth quarter of 2007, we acquired the assets of Sol Logic, Inc., a leading provider of voice recognition and multilingual translation technology. This acquisition was in line with our strategic plan to expand our biometric product portfolio and enable us to enter new markets including military and defense.

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

PRODUCTS AND SERVICES

Our identity management solutions are primarily focused around biometrics, secure credentials and multilingual translation providing complete, cross-functional and interoperable systems. Our biometric and secure credentialing products provide complete and interoperable solutions with features and functions required throughout the entire identity management life-cycle, enabling users the flexibility to make use of any desired options, such as identity proofing and enrollment, card issuance, maintenance and access control. Our solutions offer a significant benefit that one vendor’s solution is used throughout the various stages, from establishing an applicant’s verified identity, to issuance of smart card based credentials, to the usage and integration to physical and logical access control systems. Our multilingual translation products fulfills the need of translators, interpretation experts and linguists. These solutions address global collaboration through the use if next generation multilingual communications that provide integrated multilingual and biometric content services and integrated capabilities.

These solutions improve global communication, the integrity and authenticity of access control to facilities and information systems, as well as enhances security, increase efficiency, reduce identity fraud, and protect personal privacy.

We categorize our identity management products and services into three basic markets: (1) Biometrics, (2) Secure Credential, and (3) Law Enforcement and Public Safety. Our biometric product line consists of the following:

Biometrics

IWS BIOMETRIC ENGINE

This is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes without regard to hardware or algorithm.  Searches can be 1:1 (verification), 1:N (identification), X:N (investigative) and N:N (database integrity). IWS Biometric Engine is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, signature, DNA, voice, 3D face and retina. IWS Biometric Engine is a second-generation solution from ImageWare Systems that is based on field-proven ImageWare technology solutions that have been used to manage millions of biometric records since 1997 and is ideal for a variety of applications including: criminal booking, background checks (civil and criminal), watch list, visa/passport and border control (air, land and sea), physical and logical access control, and other highly-secure identity management environments.

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

•                                       Supports various operating systems, including Microsoft Windows 2000, Windows XP, and And Windows Server 2003.

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

IWS MEDIATOR

The IWS Mediator solution is a suite of products that provide next generation integrated voice recognition, multilingual speech translation, voice analysis and biometric capabilities for government, defense, public safety, border control, and corporate enterprises. These products enable users to facilitate and improve communication across major language groups globally, while accurately interpret ting to and from a foreign language including special terminology and nuances. In addition, the Mediator utilizes a core middleware component, Unity, to provide users with the ease to collaborate and identify throughout diverse and disparate mediums, as well as enable autonomous use through mobile technologies.  It supports speech-to-speech translation, multilingual collaboration, conversational environments (both voice and text) and include biometric functionality for speaker identification and voice analysis.  Because it is scalable, and hardware and software agnostic,  users have the freedom to select from best-of-breed applications to ensure efficient integration, and work with various environments to provide focused and mission-critical capabilities.

IWS COLLABID

The IWS CollabID product is self-contained, multilingual translation, collaborative and multimodal biometrics solution providing a means for users to communicate with subjects in their own language while allowing for subject verification and identification through the use of multimodal biometrics including face, iris, fingerprint, as well as support for the Common Access Card (CAC) and Personal Identity Verification (PIV) credentials. IWS CollabID performs in various environments and addresses mission-critical operations such as two-speech, speech-to-speech (rules and statistical), voice analysis, as well as multilingual chat, distributed speech for MeshNet and document exploitation.

Furthermore, CollabID combines ImageWare’s advanced technologies in the areas of integrated multilingual translation, voice analysis and biometric content services and capabilities. These integrated capabilities offer immediate increase in global communication while strengthening tactical missions. It also addresses the unique requirements for successful gisting, the art of conveying intent or meaning, which requires sophistication of language databases and the efficiency between the integrated technology and trainer. Additional features include:

•      Ability to provide critical content indicators, alerts and warnings for users and command distribution

•      Ability to upload all collected content and download updates and additional information to existing databases as required when connected

•      Support for multiple formats for stored and reported content

•      Assurance that all content is collected and stored locally

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

OUR STRATEGY

Our strategy is to provide open-architected identity management solutions including multi-biometric, multilingual translation, secure credential and law enforcement technologies that are stand alone, integrated and/or bundled with key partners including channel relationships and large systems integrators such as Honeywell, Boeing, GE Security, CSC, Unisys, HP, IBM, Oracle, Motorola, among others. Key elements of our strategy for growth include the following:

Fully Exploit the Biometrics, Access Control and Identification Markets

The establishment of the Department of Homeland Security coupled with the movement by governments around the world to authenticate the identity of their citizens, employees and contractors has accelerated the adoption of biometric identification systems that can provide secure credentials and instant access to centrally maintained records for real-time verification of identity and access (physical and logical) privileges. Using our products, an organization can create secure credentials that correspond to records including images and biographic data in a digital database. A border guard or customs agent can stop an individual to quickly and accurately verify his identity against a database of authorized persons, and either allow or deny access as required. Our technology is also standards based and applied to facilitate activities such as federal identification mandates while complying with personal identification verification standards (HSPD-12), International Civil Aviation Organization (ICAO) standards, American Association of Motor Vehicle Administrators (AAMVA) driver licenses, voter registration, immigration control and welfare fraud identification.

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

Expand into the Multilingual Translation Market

The need for multilingual translation, interpretation, global collaboration, identification and conversation-based systems are more urgent that ever before. The world community, including international organizations such as the United Nations and the European Union, are spread around the globe, requiring not only a large number of linguists in general, but also a large number of linguists for each given language. Similarily, law enforcement agencies, while in support of homeland security operations and information analysis, lack the necessary manpower to support continuous language translation and monitoring of broadcast information sources which may provide insight, and other potentially critical data to support their tasks.

Given the unique environment in which these professionals work, accurate interpretation to and from a foreign language, including special terminology and nuances are critically important. Our Mediator suite of multilingual translation products provide users with the ease to collaborate and identify throughout diverse and disparate mediums, as well as enable autonomous use through mobile technologies. We are utlizing our expertise in biometric and identity management, and integrating these capabilities, providing a means for users to communicate with subjects in their own language while allowing for subject verification and identification through multimodal biometrics such as voice, face, iris, fingerprint, as well as support for the Common Access Card (CAC) and Personal Identity Verification (PIV) credential.

Fully Expand Law Enforcement and Public Safety Markets

We intend to use our successful installations with customers such as the Arizona Department of Public Safety, New South Wales Police, and the Los Angeles County Sheriff’s Department as reference accounts and to aggressively market IWS Law Enforcement as a superior technological solution. Our recent addition of the Livescan module and support for local AFIS to our IWS Law Enforcement will enhance its functionality and value to the law enforcement customer as well as increase the potential revenue the Company can generate from a system sale.  We primarily sell direct to the law enforcement community. Our sales strategy is to increase sales to new and existing customers including renewing supporting maintenance agreements. We have also established relationships with large systems integrators such as Motorola to OEM our law enforcement solution utilizing their worldwide sales force. We will focus our sales efforts in the near term to establish IWS Law Enforcement as the integrated mug shot and Livescan system adopted in as many countries, states, large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer’s region and in neighboring regions. In addition, we plan to market our integrated investigative modules to the customer, including the Facial Recognition and Wireless modules, Suspect ID, WitnessView, Wireless module, and PDA module. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenues from sales of those modules, will also grow.

Acquire Businesses That Enhance Our Strategic Position

We may acquire additional businesses that will complement our growth strategy and enhance our competitive position in our current markets and other markets that utilize our core biometric identity management and multiligual translation technologies.

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

SALES AND MARKETING

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. We have sales and account representatives based domestically in Virginia, Maryland, Texas, Arizona,  and California. Geographically, as of March 1, 2008, our sales and marketing force consists of 14 persons in the United States.

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

CUSTOMERS

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. The customer base for our digital identification systems includes domestic and foreign government agencies, universities, airports, and private sector companies, many of which are Fortune 500 or Fortune 1000 companies. In 2007, Unisys Corporation accounted for approximately 18% of our revenues.  In 2006, Raytheon Company accounted for approximately 21% of our revenues.  In 2005 there was no single customer who accounted for more than 10% of our revenues.

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

Our law enforcement product line faces competition from other companies such as DataWorks Plus and Cogent Systems, Inc.  Internationally, there are often a number of local companies offering solutions in most countries. Many of our competitors’ products in this niche offer basic image capture and storage, but lack the functionality of integrated investigative products, including facial recognition and image editing and enhancement.

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

Biometric Market

The market to provide biometric systems to the identity management market is evolving and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

•                                          our unique ability to provide a system which enables the enrollment, management and authentication of multiple biometrics managing population databases of unlimited sizes;

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

Our multi-biometric product faces competition from L-1 Identity Solutions, Inc., Ireland-based Daon, and French-based Sagem neither of which have offerings with the scope and flexibility of our IWS Biometric Engine.

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

RESEARCH AND DEVELOPMENT

Our research and development team is made up of 26 programmers, engineers and other employees. We also contract with outside programmers for specific projects as needed. We spent approximately $3.7 million, $3.7 million and $2.9 million on research and development in 2007, 2006 and 2005, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

EMPLOYEES

As of March 1, 2008, we had a total of 72 full-time employees. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business

We have incurred net losses in our six most recent fiscal years and AMEX has issued us a letter that it intends to remove our common stock from listing and registration on the exchange.

The AMEX Company Guide (the “Company Guide”) provides that AMEX will normally consider suspending dealings in, or removing from the list, securities of a company which sustains net losses in its five most recent fiscal years and has shareholders’ equity of less than $6,000,000, unless the company has total market capitalization of at least $50,000,000, or total assets and revenue of $50,000,000. We have sustained net losses during our six most recent fiscal years, and as of December 31, 2007, our shareholders’ equity was approximately $3,527,000. In addition, we do not meet the alternative minimum market capitalization or total asset and revenue requirements.

On December 14, 2007, we received a letter from AMEX indicating that we do not comply with AMEX’s continued listing standards due to our inability to maintain compliance with Sections 1003(a)(ii), 1003(a)(iii) and 1003(a)(iv) of the Company Guide and that AMEX intends to remove our common stock from listing and registration on AMEX by filing a delisting application with the Securities and Exchange Commission (“SEC”).  The letter from AMEX states that we were not in compliance with (i) Section 1003(a)(ii) of the Company Guide because our shareholders’ equity was less than $4,000,000 and we sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and (ii) Section 1003(a)(iii) of the Company Guide because our shareholders’ equity was less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years.  We had also been notified by AMEX that we were not in compliance with Section 1003(a)(iv) of the Company Guide in that we had sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of AMEX, as to whether we would be able to continue operations and/or meet our obligations as they matured.

We filed an appeal of AMEX’s determination and requested an oral hearing before an AMEX Listing Qualifications Panel (a “Qualifications Panel”).  On March 10, 2008, we received a letter from AMEX granting our request.  Our hearing with a Qualifications Panel is scheduled for April 16, 2008.  If the Qualifications Panel does not grant the relief sought, our common stock will be delisted from AMEX following which it is expected that our common stock would be quoted on the Over-the-Counter Bulletin Board.  As a consequence of any such delisting, the public price of our common stock could be adversely affected and a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock.

We have a history of significant recurring losses totaling approximately $75.9 million, and these losses may continue in the future.

As of December 31, 2007, we had an accumulated deficit of $75.9 million, and these losses may continue in the future. We will need to raise capital to fund our continuing operations, and financing may not be available to us on favorable terms or at all. In the event financing is not available in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

•                our ability to successfully integrate acquired companies, products and technologies, including the assets acquired from Sol Logic;

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

We received a “going concern” opinion from our independent registered public accounting firm for the fiscal years ended December 31, 2006  and 2007, which may negatively impact our business.

We received a report from Stonefield Josephson, Inc., our independent registered public accounting firm (“Stonefield Josephson”), regarding our consolidated financial statements for the fiscal year ended December 31, 2006 and 2007, which included an explanatory paragraph stating that the consolidated financial statements were prepared assuming we will continue as a going concern. The report also stated that our substantial net losses and monetary liabilities have raised substantial doubt about our ability to continue as a going concern.  The “going concern” opinion for the fiscal year ended December 31, 2007, may fail to dispel any continuing doubts about our ability to continue as a going concern and could adversely affect our ability to enter into collaborative relationships with business partners, to raise additional capital and to sell our products, and could have a material adverse effect on our business, financial condition and results of operations.

We currently have limited cash resources and we will require additional funding to finance our working capital requirements for at least the next twelve months.

We currently have limited cash resources and we will require financing to fund our anticipated working capital requirements for at least the next twelve months. If we are not able to generate positive cash flows from operations in the near future, we will be required to seek additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock. If we seek debt financing, the terms of the financing may require us to agree to restrictive covenants or impose other obligations that limit our ability to grow our business, acquire necessary assets or take other actions that we consider necessary or desirable.  Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. In addition, our ability to raise additional capital may be dependent upon our common stock being listed on AMEX. We have not satisfied the criteria for continued listing on AMEX in the past and we cannot guarantee that we will be able to satisfy the criteria for continued listing on AMEX in the future.

Our current ineligibility to use the Registration Statement on Form S-3 may affect our ability to finance our working capital requirements for the next twelve months.

As a result of the fact that our Current Report on Form 8-K, filed with the SEC on December 21, 2007, was filed after the deadline for its filing, we became ineligible through December 2008 to register shares of our common stock on a Form S-3 Registration Statement. Certain investors, for whom the ability to resell their shares relatively soon after they acquire them is important, may only be willing to participate in private financings by us if we can register their shares using a Form S-3 Registration Statement.  Therefore, our ineligibility to use Form S-3 could limit our ability to raise additional capital for at least the next 12 months or such longer period that we are ineligible to use the Form S-3 Registration Statement.

We depend upon a small number of large system sales ranging from $500,000 to in excess of $2,000,000, and we may fail to achieve one or more large system sales in the future.

Historically, we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $500,000 to $2,000,000. If we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts and investors, in which case the market price of our common stock may decrease significantly.

Our lengthy sales cycle may cause us to expend significant resources for as long as one year in anticipation of a sale to certain customers, yet we still may fail to complete the sale.

When considering the purchase of a large computerized identity management system, potential customers of ours may take as long as one year to evaluate different systems and obtain approval for the purchase. Under these circumstances, if we fail to complete a sale, we will have expended significant resources and received no revenue in return. Generally, customers consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with their current systems, product reliability and their own budgetary constraints. While potential customers are evaluating our products, we may incur substantial selling costs and expend significant management resources in an effort to accomplish potential sales that may never occur.

A significant number of our customers and potential customers are government agencies that are subject to unique political and budgetary constraints and have special contracting requirements which may affect our ability to obtain new and retain current government customers.

A significant number of our customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend from quarter-to-quarter or year-to-year. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that may frequently occur relating to the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenues or payments from these agencies may be substantially delayed. In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding requirements, provisions permitting the purchasing agency to modify or terminate at will the contract without penalty, and provisions permitting the agency to perform investigations or audits of our business practices, any of which may limit our ability to enter into new contracts or maintain our current contracts.

We may fail to create new applications for our products and enter new markets, which may have an adverse effect on our operations, financial condition and prospects.

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

We occasionally act as a subcontractor to systems integrators who manage large projects that incorporate our systems, particularly in foreign countries. We cannot control these companies, and they may decide not to promote our products or may price their services in such a way as to make it unprofitable for us to continue our relationship with them. Further, they may fail to perform under agreements with their customers, in which case we might lose sales to these customers. If we lose our relationships with these companies, our business, financial condition and results of operations may suffer.

If the patents we own or license, or our other intellectual property rights, do not adequately protect our products and technologies, we may lose market share to our competitors and our business, financial condition and results of operations would be adversely affected.

Our success depends significantly on our ability to protect our rights to the technologies used in our products. We rely on patent protection, trade secrets, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, we cannot be assured that any of our current and future pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office (“PTO”) may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the claims included in our patents.

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

The failure to successfully integrate any business or asset acquisitions into our existing operations, or if we discover previously undisclosed liabilities, could negatively affect our business, financial condition and results of operations.

We completed the acquisition of certain assets of Sol Logic in December 2007, and we plan to continue to review potential acquisition candidates. Our business and our strategy include building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

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

With our acquisition of G&A Imaging Ltd. in 2001, we have significant foreign operations. As a result, we are exposed to risks, including among others, risks associated with foreign political, economic and legal environments and with foreign currency exchange rates. Our results may be adversely affected by, among other things, changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversions, remittance abroad and rates and methods of taxation.

We depend on key personnel, the loss of any of whom could materially adversely affect future operations.

Our success will depend to a significant extent upon the efforts and abilities of our executive officers and other key personnel. The loss of the services of one or more of these key employees and any negative market or industry perception arising from the loss of such services could have a material adverse effect on us and the trading price of our common stock.  Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated and we cannot be certain that we will be able to retain such personnel or attract a high caliber of personnel in the future.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may result in substantial costs to us and a diversion of management attention and resources, and failure to maintain adequate internal controls over financial reporting could result in our business being harmed and our stock price declining.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting beginning with the fiscal year ending December 31, 2007.  This section also requires that our independent registered public accounting firm provide an attestation report on our internal control over financial reporting beginning with the fiscal year ending December 31, 2008. Our management completed its evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 and concluded that our internal controls over financial reporting were effective as of that date.

The standards that must be met for management to continue to assess the internal control over financial reporting are complex and will require significant documentation, testing and possible remediation to meet the detailed standards.  In addition, the attestation process that must be performed by our independent registered public accounting firm is new and complex. We may encounter problems or delays in completing the activities necessary to continue to make assessments of our internal control over financial reporting, completing the implementation of any requested improvements, or receiving an unqualified attestation of our assessment by our independent registered public accountants.  Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be evaluated frequently, so compliance with these new rules could require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations. If we are unable to continue to our internal control over financial reporting as effective, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investors may lose confidence in us and our stock price may be negatively impacted.

We face competition from companies with greater financial, technical, sales, marketing and other resources, and, if we are unable to compete effectively with these competitors, our market share may decline and our business could be harmed.

We face competition from other established companies. A number of our competitors have longer operating histories, larger customer bases, significantly greater financial, technological, sales, marketing and other resources than we do.  As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements, more quickly develop new products or devote greater resources to the promotion and sale of their products and services than we can.  Likewise, their greater capabilities in these areas may enable them to better withstand periodic downturns in the identity management solutions industry and compete more effectively on the basis of price and production.  In addition, new companies may enter the markets in which we compete, further increasing competition in the identity management solutions industry.

We believe that our ability to compete successfully depends on a number of factors, including the type and quality of our products and the strength of our brand names, as well as many factors beyond our control. We may not be able to compete successfully against current or future competitors, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of new products, any of which would adversely impact our results of operations and financial condition.

Risks Related to Our Securities

The holders of our preferred stock have certain rights and privileges that are senior to our common stock, and we may issue additional shares of preferred stock without stockholder approval that could have a material adverse effect on the market value of the common stock.

Our Board of Directors (“Board”) has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. As of December 31, 2007, we had three series of preferred stock outstanding, Series B preferred stock, Series C 8% convertible preferred stock and Series D 8% convertible preferred stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of December 31, 2007, we had cumulative undeclared dividends on the Series B Preferred Stock of approximately $9,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of December 31, 2007, we had cumulative undeclared dividends on the Series C Preferred Stock of approximately $234,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series D Preferred Stock. As of December 31, 2007, we had cumulative undeclared dividends on the Series D Preferred Stock of approximately $98,000.

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

•                substantial sales of common stock underlying warrants and preferred stock;

•                concern as to the efficacy of our products;

•                changes in financial markets or general economic conditions;

•                sales of common stock by us or members of our management team; and

•                changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally.

Our future sales of our common stock could adversely affect its price and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

If registration rights that we have previously granted are exercised, then the price of our common stock may be adversely affected.

We have agreed to register with the SEC certain shares of our common stock which we issued in unregistered offerings.  In the event these securities are registered with the SEC, they may be freely sold in the open market provided the registration statement relating to such shares becomes effective and subject to trading restrictions to which our affiliates holding the shares may be subject from time to time. We expect that we also will be required to register any securities sold in future private financings. Additionally, the number of shares of our common stock underlying issued and outstanding warrants and preferred stock registered under prior registration statements, many of which are now available for resale under Rule 144 of the Securities Act, is substantial and sales of such underlying stock could cause significant dilution.  The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes preferred stock, which carries special rights, including voting and dividend rights. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

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

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of our Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock directly limit our ability to pay cash dividends on our common stock.

Securities analysts may not continue to cover our common stock or may issue negative reports, and this may have a negative impact on our common stock’s market price.

There is no guarantee that securities analysts will continue to cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about our business or us. If one or more of the analysts who cover us downgrades our stock, our stock price may decline rapidly. If one or more of these analysts ceases coverage of our common stock, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached between the SEC, other regulatory analysts and a number of investment banks in April 2003, may lead to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will now be required to contract with independent financial analysts for their stock research. It may be difficult for companies with smaller market capitalizations, such as our company, to attract independent financial analysts that will cover our common stock, which could have a negative effect on our market price.

The large number of holders and lack of concentration of ownership of our common stock may make it difficult for us to reach a quorum or obtain an affirmative vote of our stockholders at future stockholder meetings.

Our stock is held in a large number of individual accounts. As a result, it may be difficult for us to reach a quorum or obtain an affirmative vote of a majority of our stockholders where either of those thresholds are measured based on the total number of shares of our common stock outstanding. Difficulty in obtaining a stockholder vote could impact our ability to complete any financing or strategic transaction requiring stockholder approval or effect basic corporate governance changes, such as an increase in the authorized number of shares of our preferred stock and our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in San Diego, California where we occupy approximately 16,000 square feet of office space and approximately 1,000 square feet of warehouse space. Our lease for this facility continues through September 2008 at a cost of approximately $20,500 per month.  We occupy 10,000 square feet in Gatineau, Province of Quebec. These premises are leased until May 2009, at a cost of approximately $16,800 per month. We occupy 3,470 square feet of office space in Portland, Oregon at a cost of approximately $7,300 per month.  Our lease for this facility continues through October 2009.

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

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our Common Stock trades under the symbol “IW” on the American Stock Exchange.

The following table sets forth the high and low sales prices per share for our Common Stock as reported by the American Stock Exchange for each quarter in 2007 and 2006:

2007 Fiscal Quarters	High	Low
First Quarter	$2.810	$1.450
Second Quarter	$2.740	$1.450
Third Quarter	$2.180	$1.400
Fourth Quarter	$2.000	$1.400

2006 Fiscal Quarters	High	Low
First Quarter	$2.540	$1.350
Second Quarter	$2.560	$1.580
Third Quarter	$2.300	$1.110
Fourth Quarter	$2.250	$1.200

There is no public trading market for our preferred stock.

Holders.

As of March 25, 2008, there were approximately 1,600 holders of record of our Common Stock.

Dividends.

We have never declared or paid dividends on our Common Stock and do not anticipate paying any cash dividends on our shares of Common Stock in the foreseeable future. We are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our Common

Stock.  The holders of our Series C Preferred Stock are entitled to receive cumulative dividends, at the option of the Company, payable (i) in common stock upon conversion of the Series C Preferred Stock, or (ii) in cash after the payment of cash dividends to the holders of our Series B Preferred Stock at the rate of 8% per annum (as a percentage of stated value per share).  The holders of our Series D Preferred Stock are entitled to receive cumulative dividends, at the option of the Company, payable (i) in common stock upon conversion of the Series D Preferred Stock, or (ii) in cash after the payment of cash dividends to the holders of our Series B Preferred Stock at the rate of 8% per annum (as a percentage of stated value per share).

As of December 31, 2007, the Company had cumulative undeclared dividends of approximately $9,000 relating to our Series B Preferred Stock, approximately $234,000 relating to our Series C Preferred Stock, and approximately 98,000 relating to our Series D Preferred Stock.

Repurchases.

We did not repurchase any shares of our common stock during fiscal 2007.

Item 6. Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2007, 2006, and 2005, and the consolidated balance sheet data at December 31, 2007 and 2006 are derived from our Consolidated Financial Statements that have been included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and consolidated balance sheet data at December 31, 2005, 2004, and 2003 are derived from audited consolidated financial statements not included in this Form 10-K. The historical results of operations are not necessarily indicative of future results.

STATEMENT OF OPERATIONS DATA:

	Year ended December 31,
	2007	2006	2005(1)	2004(1)	2003(1)

Revenues	$8,488,577	$10,189,566	$9,174,173	$9,176,865	$14,147,971
Cost of revenues	$2,546,432	$3,329,039	$4,041,862	$3,106,256	$6,745,616
Gross profit	$5,942,145	$6,860,527	$5,132,311	$6,070,609	$7,402,355
Operating expenses	$10,439,538	$11,933,609	$12,048,767	$9,824,470	$11,114,469
Interest (income) expense, net	$215,155	$564,524	$(53,288)	$5,172,193	$6,960,140
Other (income) expense, net	$22,221	$(119,330)	$(166,390)	$(187,640)	$(207,046)
Loss from continuing operations before income taxes	$(4,734,769)	$(5,518,276)	$(6,696,778)	$(8,738,414)	$(10,465,208)
Income tax expense	$—	$—	$—	$—	$61,735
Loss from continuing operations	$(4,734,769)	$(5,518,276)	$(6,696,778)	$(8,738,414)	$(10,526,943)
Discontinued operations	$50,000	$(407,939)	$(1,658,926)	$(900,185)	$(208,850)
Net loss	$(4,684,769)	$(5,926,215)	$(8,355,704)	$(9,638,599)	$(10,735,793)

Basic loss per share:
Net loss - continuing operations	$(0.31)	$(0.41)	$(0.53)	$(0.75)	$(1.78)
Net loss - discontinued operations	$—	$(0.03)	$(0.13)	$(0.08)	$(0.04)
Net loss – preferred dividends	$(0.08)	$—	$—	$—	$—
Net loss	$(0.39)	$(0.44)	$(0.66)	$(0.83)	$(1.81)
Weighted-average shares (basic and diluted)	15,070,308	13,592,841	12,731,304	11,739,819	5,953,801

BALANCE SHEET DATA:

Cash	$1,044,242	$938,553	$741,184	$2,911,765	$578,093
Accounts receivable, net	$424,739	$1,721,892	$1,340,154	$1,797,120	$1,449,968
Inventories, net	$130,342	$57,990	$207,833	$1,096,796	$804,526
Other current assets	$440,459	$137,609	$218,549	$247,548	$204,065
Property and equipment, net	$287,989	$351,700	$423,887	$510,270	$634,966
Other and pension assets	$718,214	$784,459	$738,238	$733,796	$726,414
Intangibles, net	$2,436,576	$141,294	$218,400	$764,125	$1,120,675
Goodwill	$4,452,042	$3,415,647	$3,415,647	$5,297,627	$5,297,627
Total assets	$9,934,603	$7,549,144	$7,303,892	$13,359,047	$10,816,334
Total current liabilities	$5,268,953	$5,212,961	$2,808,760	$4,281,140	$3,311,964
Long-term liabilities	$1,138,911	$1,016,293	$1,129,530	$811,688	$4,192,605
Total liabilities	$6,407,864	$6,229,254	$3,938,290	$5,092,828	$7,504,569
Total shareholders’ equity	$3,526,739	$1,319,890	$3,365,602	$8,266,219	$3,311,765

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

Allowance for Doubtful Accounts

We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay.  We determine the amount of allowance by analyzing historical losses, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was $425,000, net of allowance for doubtful accounts of $0 for the year ended December 31, 2007.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $6,889,000 for the year ended December 31, 2007.  During the twelve months ended December 31, 2007, we completed the acquisition of substantially all the assets of Sol Logic, Inc.  We recorded goodwill from this acquisition of approximately $1,036,000 after the allocation of purchase price as determined by an unaffiliated, professional third-party valuation firm employing fair value methodologies.

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

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management.  The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies.  This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation.  As a result of our operation in one market segment, such segment being identity management, our 2006 and 2007 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired.

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

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset.  Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.  During the twelve months ended December 31, 2007 we completed the acquisition of substantially all the assets of Sol Logic, Inc.  Pursuant to this acquisition, we recorded approximately $2,311,000 in identifiable intangible assets.  The assets acquired were a covenant not to compete valued at approximately $200,000, customer base valued at approximately $93,000 and developed technology valued at approximately $2,018,000.  The allocation of the purchase price was based on fair value methodologies employed by an independent valuation firm.

We recorded no impairment losses for long-lived or intangible assets during the twelve months ended December 31, 2007 and 2006. In 2005, we recorded an impairment charge of approximately $253,000 related to our intangible asset for certain trademark and tradenames carried in our Identification segment.  This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows.  The impairment loss is recorded as a component of “Operating expenses” in the Statement of Operations for 2005.  There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.  There can be no assurance that intangible asset impairment will not occur in the future.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 and Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

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

Revenues

Product Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2007	Change	2006	Change	2005

Product revenues:
Software and Royalties	$4,966,860	-16%	$5,889,262	46%	$4,036,856
Percentage of total net product revenue	88%	11%	77%	20%	57%
Hardware and consumables	$349,741	-74%	$1,347,452	-36%	$2,108,411
Percentage of total net product revenue	6%	-12%	18%	-12%	30%
Services	$335,573	-9%	$368,884	-25%	$488,852
Percentage of total net product revenue	6%	1%	5%	-2%	7%
Patent Licensing	$—	0%	$—	-100%	$500,000
Percentage of total net product revenue	0%	0%	0%	-7%	7%
Total net product revenues	$5,652,174	-26%	$7,605,598	7%	$7,134,119

Identity management software and royalty revenues decreased 16% or approximately $922,000 during the twelve months ended December 31, 2007 as compared to the corresponding period in 2006.  Sales of our Biometric Engine and EPI identity management products decreased 11% or approximately $557,000 in 2007 from 2006.  This decrease is reflective of lower sales of these products into project oriented solutions.  Also contributing to this decrease were lower royalties generated from our IWS Desktop Security product.   Sales of software and royalties related to our law enforcement products decreased 42% or $365,000 in 2007 from 2006 due primarily to decreased sales of our Crime Capture System to state and local law enforcement agencies.

The increase in our Identity management software and royalties of 46% in 2006 from 2005 is reflective of increased  sales of our Biometric Engine and EPI identity management products into project oriented solutions. Also contributing to this increase were royalties generated from our IWS Desktop Security product.  The increase in project-oriented revenues was offset by a decrease in sales of boxed product through our distribution channel.

Hardware and consumable product sales decreased approximately 74% or $998,000 during twelve months ended December 31, 2007 as compared to the corresponding period in 2006.  Sales of hardware decreased approximately 60% or $279,000 from 2006 levels and reflect both a decrease in project oriented work and in the hardware composition of orders received and completed by the Company.  Sales of consumables decreased approximately 82% or $719,000 and are reflective of lower project sales and recurring orders from our Law Enforcement customers.  Hardware and consumable sales for the twelve months ended December 31, 2006 contain approximately $203,000 related to our German sales office which was closed in order to reduce operating costs.

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

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues decreased 9% or approximately $33,000 during the twelve months ended December 31, 2007 as compared to the corresponding period of 2006 due primarily to a decrease in project work.

Such revenues decreased during the twelve months ended December 31, 2006 as compared to the corresponding period of 2005 due primarily to the composition of our customer’s orders and a decrease in our installation of hardware products.

We expect service revenues to increase in 2008 through our implementation of large-scale high-end installations.

We generated revenues of $500,000 from sublicensing our Image Editing System patent within the computer video, web conferencing and cellular phone fields of use during the twelve months ended December 31, 2005.  There were no such revenues earned in the comparable periods of 2007 or 2006.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions is largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives during  2008 and continuing into 2009.

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

Our backlog of product orders as of December 31, 2007, was approximately $867,000.  At December 31, 2007, we also had maintenance and support backlog of approximately $883,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month period depending upon the required degree of customization, if any.  Historically, we have experienced a very minimal risk of order cancellation and do not anticipate order cancellations in excess of 5%.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Maintenance Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2007	Change	2006	Change	2005

Maintenance revenues	$2,836,403	10%	$2,583,968	27%	$2,040,054

Maintenance revenues increased 10% for the twelve months ended December 31, 2007 as compared to the corresponding period in 2006 and reflects the expansion of our installed base resulting from the completion of significant project-oriented work during the year ended December 31, 2007 in conjunction with our retention of existing maintenance customers.  Likewise, our increase in maintenance revenues for the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 reflects the expansion of our installed base during 2006 combined with our retention of existing maintenance customers.

We anticipate continued growth of our installed base through the retention of existing customers combined with the completion of project-oriented work; however we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2007	Change	2006	Change	2005
Cost of Product Revenues:
Software and Royalties	$1,007,754	-18%	$1,225,300	32%	$931,293
Percentage of software and royalty net product revenue	20%	-1%	21%	-2%	23%
Hardware and consumables	$295,435	-70%	$983,167	-50%	$1,965,269
Percentage of hardware and consumables net product revenue	84%	11%	73%	-20%	93%
Services	$76,984	933%	$7,454	-63%	$20,197
Percentage of services net product revenue	23%	21%	2%	-2%	4%
Patent Licensing	$—	0%	$—	0%	$—
Percentage of patent licensing net product revenue	0%	0%	0%	0%	0%
Total net product revenues	$1,380,173	-38%	$2,215,921	-24%	$2,916,759
Percentage of total net product revenues	24%	-5%	29%	-12%	41%

The dollar decrease in our costs of software and royalty product revenue of approximately 18% or $218,000 for the twelve months ended December 31, 2007 as compared to the corresponding period of 2006 is reflective of lower software and royalty revenues being generated from project-oriented work in the 2007 year.  Identity management software and royalty revenues decreased 16% during the twelve months ended December 31, 2007 as compared to the corresponding period in 2006.

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

Costs of product revenues of our hardware and consumables revenues decreased approximately 70% or $688,000 for the twelve months ended December 31, 2007 as compared to the corresponding period of 2006 due to lower sales of hardware and consumables.  Sales of hardware decreased approximately $279,000 and sales of consumables decreased approximately $719,000 for the twelve months ended December 31, 2007 as compared to the corresponding period in 2006.  These revenue decreases resulted in lower cost of sales of approximately $157,000 related to hardware and lower cost of sales of approximately $531,000 related consumables.

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

Maintenance Cost of Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2007	Change	2006	Change	2005

Total maintenance cost of revenues	$1,166,259	5%	$1,113,118	-1%	$1,125,103
Percentage of total maintenance revenues	41%	-2%	43%	-12%	55%

Cost of maintenance revenues increased approximately 5%, or $53,000 during the twelve months ended December 31, 2007 as compared to the corresponding period of 2006 due primarily to higher costs incurred to service our expanding installed base.  Cost of maintenance revenues as a percentage of maintenance revenues decreased 2% during the twelve months ended December 31, 2007 as compared to the corresponding period in 2006 due to higher maintenance revenues available to absorb fixed costs.

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

Product Gross Profit

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2007	Change	2006	Change	2005
Product gross profit
Software and royalties	$3,959,106	-15%	$4,663,962	50%	$3,105,563
Percentage of software and royalty product revenue	80%	1%	79%	2%	77%
Hardware and consumables	$54,306	-85%	$364,285	154%	$143,142
Percentage of hardware and consumables product revenue	16%	-11%	27%	20%	7%
Services	$258,589	-28%	$361,430	-23%	$468,655
Percentage of services product revenue	77%	-21%	98%	2%	96%
Patent Licensing	$—	0%	$—	-100%	$500,000
Percentage of Patent Licensing product revenue	0%	0%	0%	-100%	100%
Total product gross profit	$4,272,001	-21%	$5,389,677	28%	$4,217,360
Percentage of total product revenues	76%	5%	71%	12%	59%

Total product gross profit as a percentage of product revenues increased approximately 5% despite a dollar decrease of approximately $1,118,000 during the twelve months ended December 31, 2007 as compared to the corresponding period during 2005 due primarily to a higher percentage of total revenues coming from the sales of software and royalties which typically have lower costs than solutions containing significant amounts of hardware and consumables.

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

The dollar decrease in gross profit of software and royalties of approximately 15% or $705,000 for the twelve months ended December 31, 2007 as compared to the corresponding period in 2006 is reflective of lower sales of software and royalties into project-oriented work of approximately $922,000 in the twelve month period ending December 31, 2007.

The dollar increase in gross profit of software and royalties of approximately 50% or 1,558,000 for the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 is reflective of higher sales of software and royalties into project-oriented work of approximately $1,852,000 in the twelve month period ending December 31, 2006.

Hardware and consumable gross profit as a percentage of hardware and consumable product revenue decreased approximately 11% or $310,000 for the twelve months ended December 31, 2007 as compared to the corresponding period in 2006 due to lower sales of hardware and consumables of approximately $998,000 in the twelve month period ending December 31, 2007.

Hardware and consumable gross profit as a percentage of hardware and consumable product revenue increased approximately 20% or $221,000 for the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 despite lower sales due to the 2005 year containing approximately $251,000 in inventory write-down costs associated with the closure of our German sales office.

Maintenance Gross Profit

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2007	Change	2006	Change	2005
Maintenance gross profit
Total maintenance gross profit	$1,670,144	14%	$1,470,850	61%	$914,951
Percentage of total maintenance revenues	59%	2%	57%	12%	45%

Total gross profit dollars related to maintenance revenues increased approximately $199,000 during the twelve months ended December 31, 2007 as compared to the corresponding period in 2006 due to higher maintenance revenues of approximately $252,000 offset by higher maintenance costs of $53,000.  Our increase in maintenance revenues reflects our expanding installed base combined with our retention of existing maintenance contracts.  Our increase in maintenance costs of $53,000 during the twelve months ended December 31, 2007 reflects increased labor costs.

Total gross profit dollars related to maintenance revenues increased approximately $556,000 during the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 due to higher maintenance revenues to absorb fixed maintenance costs combined with the 2006 year containing a larger percentage of maintenance revenues being generated from maintenance coverage on software only solutions which typically have lower maintenance costs than solutions containing both software and hardware.

Operating Expenses

	TWELVE MONTHS ENDED
	DECEMBER 31,
	2007	Change	2006	Change	2005

Operating expenses:
General & administrative	$3,865,463	-12%	$4,411,864	-11%	$4,970,060
Percentage of total net revenue	46%	3%	43%	-11%	54%
Sales and marketing	$2,647,444	-26%	$3,565,341	7%	$3,335,139
Percentage of total net revenue	31%	-4%	35%	-1%	36%
Research & development	$3,669,099	0%	$3,652,081	25%	$2,922,049
Percentage of total net revenue	43%	7%	36%	4%	32%
Impairment losses	—	0%	—	-100%	$253,000
Percentage of total net revenue	0%	0%	0%	-3%	3%
Depreciation and amortization	$257,532	-15%	$304,323	-46%	$568,519
Percentage of total net revenue	3%	0%	3%	-3%	6%

General and Administrative Expenses

General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  Such expenses decreased during the twelve months ended December 31, 2007 as compared to the corresponding period in 2006 by approximately $546,000.  Major components of this change are:

•                  Decrease in stock-based compensation expense of approximately $380,000 due the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•                  Decrease in consulting and professional fees expense of approximately $192,000 due to the termination of various consulting agreements.

•                  Decrease in insurance expense, dues and subscriptions, and other miscellaneous expenses of approximately $127,000.

•                  Increase in salaries and related personnel costs of approximately $153,000 due to increases in headcount in program management personnel.

The percentage increase is reflective of lower total net revenues during the year ended December 31, 2007, as compared to the corresponding period in 2006.

General and administrative expenses decreased during the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 by approximately $558,000.   Major components of this change are:

•                  Decrease in general and administrative expenses of approximately $735,000 due to the closure of our sales office in Germany.

•                  Decreases in expenses recorded for bad debt expense of approximately $400,000.

•                  Increase in stock based compensation expenses recorded pursuant to the implementation of SFAS 123(R) of approximately $347,000.

•                  Increases in higher professional fees and other general administrative expenses of approximately $230,000.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force.   Such expenses decreased in 2007 by approximately $918,000.  Major components of this change are:

•                  Decrease in salaries and personnel costs of approximately $737,000 due to reductions in headcount.

•                  Decrease in advertising and trade show expenses of approximately $146,000.

•                  Decrease in stock-based compensation expense of approximately $104,000 due lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•                  Increase in sales consulting expense of approximately $69,000.

We anticipate that the level of expenses incurred for sales and marketing during the twelve months ended December 31, 2008 will increase as we pursue large project solution opportunities.

Research and Development Expenses

Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses were approximately $3.7 million  during the twelve months ended December 31, 2007 and 2006.  In 2007, such costs were incurred primarily for the accelerated development of an expanded suite of applications utilizing our ImageWare Biometric Engine, the development of our Personal Identity Verification (PIV) solution, and continued development of our IWS desktop security program.  We utilize contract programming services in conjunction with internal research and development resources to carry out our research and development.

Research and development costs increased approximately 25% or $730,000 during the twelve months ended December 31, 2006 as compared to the corresponding period of 2005 due to the accelerated development of our new Biometric Engine, the Web enablement of our CCS product line, development of our new Desktop Security program (released in the fourth quarter of 2005) utilizing internal research and development resources and contract programming.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Impairment Losses

Impairment losses represent the amount by which the carrying amount of long-lived assets exceeds their fair value.  Fair value is determined based on the best information available in the circumstances, including present value techniques.  The Company did not record any impairment losses during the twelve months ended December 31, 2007 and 2006.  During the twelve months ended December 31, 2005, we recorded impairment losses of $1,245,000 for goodwill carried in our former Digital Photography segment and $253,000 for our trademark and tradename asset carried in our former Identification segment.

Depreciation and Amortization

Depreciation and amortization decreased during the twelve months ended December 31, 2007 as compared to the corresponding period in 2006 due primarily to fully depreciated office and computer equipment.

Depreciation and amortization decreased during the twelve months ended December 31, 2006 as compared to the corresponding period in 2005 due primarily to lower amortization of certain definite long-lived intangible assets due to a significant portion of such assets being fully amortized at the end of our first fiscal quarter of 2006.

Interest Expense, Net

For the year ended December 31, 2007, we recognized interest income of $48,000 and interest expense of $263,000.  For the year ended December 31, 2006, we recognized interest income of $28,000 and interest expense of $593,000.  For the year ended December 31, 2005, we recognized interest income of $55,000 and interest expense of $2,000.

Interest expense for the year ended December 31, 2007 contains 3 components approximating $248,000 related to our secured notes payable issued in March 2006 and paid in full in March 2007: $19,000 of coupon interest, $213,000 in note discount amortization, and $16,000 in deferred financing fee amortization classified as interest expense.

Interest expense for the year ended December 31, 2006, contains 3 components approximating $578,000 related to our secured notes payable issued in March 2006: $89,000 of coupon interest, $408,000 in note discount amortization, and $81,000 in deferred financing fee amortization classified as interest expense.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $2,040,000 and total current liabilities of $5,269,000, or negative working capital of $3,229,000. At December 31, 2007 and 2006, we had available cash of $1,044,000 and $939,000, respectively.

Net cash used in operating activities was $2,875,000 for the year ended December 31, 2007, as compared to $2,817,000 for the corresponding period in 2006. We used cash to fund net losses of $3,568,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation, and provision for losses on accounts receivable, reductions in inventory valuation allowance, and write-down of investments in equity securities) of $1,117,000 for the year ended December 31, 2007.  We used cash to fund net losses of $3,990,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation, and provision for losses on accounts receivable less gains on sale of subsidiary) of $1,936,000 for the year ended December 31, 2006.  For the year ended December 31, 2007, we generated cash of $913,000 through reductions in current assets and used cash of $220,000 from decreases in current liabilities (excluding debt). For the year ended December 31, 2006, we used cash of $267,000 to fund increases in current assets offset by increases in current liabilities of $1,440,000 (excluding debt).

Net cash used by investing activities was $522,000 for the year ended December 31, 2007.  Net cash used by investing activities was $133,000 for the year ended December 31, 2006. For the year ended December 31, 2007, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $86,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.  For the year ended December 31, 2007, we used cash of $410,000 for our acquisition of Sol Logic, Inc. and used cash of $26,000 to fund increases in restricted cash securing our performance of certain software implementation contracts.  For the year ended December 31, 2006, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $158,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.  For the year ended December 31, 2006, we generated cash of $25,000 for the sale of our wholly-owned Digital Photography component.

Net cash provided by financing activities was $3,560,000 for the year ended December 31, 2007. We generated cash of $2,621,000 from our issuance of common stock in a private placement and generated cash of $1,233,000 from our issuance of preferred stock in a private placement.  We also generated cash of $1,121,000 from our issuance of common stock pursuant to warrant exercises.  In 2007, we used cash of $1,310,000 to repay notes payable and used cash of $51,000 for the payment of dividends on our Series B Preferred Stock and incurred financing related expenses of $54,000.  Net cash provided by financing activities was $3,224,000 for the year ended December 31, 2006.  In 2006, we generated cash of $2,064,000 from our issuance of preferred stock in a private placement.  We also generated cash of $1,550,000 from our issuance of senior secured notes payable offset by debt issuance costs of $98,000.  In 2006, we used cash of $240,000 to repay notes payable and used cash of $52,000 for the payment of dividends on our Series B Preferred Stock.

Contractual Obligations and Commercial Commitments

We conduct operations in leased facilities under operating leases expiring at various dates through 2009.  In conjunction with our performance on various software installation and implementation contracts, we are contingently liable under two irrevocable letters of credit in an aggregate amount of $169,000. The letters of credit expire on April 30, 2008 in the amount of $37,000 and on December 26, 2008 in the amount of $132,000.  We also have various short-term notes payable and capital lease obligations due at various times during 2009. The following table sets forth a summary of our obligations under operating leases, capital leases, notes payable and irrevocable letters of credit for the next five years:

	2008	2009	2010	2011	2012	Total

Minimum annual lease payments under operating leases	$492,000	$158,000	$0	$0	$0	$650,000

Other commercial commitments:

Standby letters of credit	$169,000	$0	$0	$0	$0	$169,000

Total contractual cash obligations and other commercial commitments	$661,000	$158,000	$0	$0	$0	$819,000

The report of the Company’s independent accountants included with this Annual Report contains an explanatory paragraph regarding our ability to continue as a going concern.  We are seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures.  If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute cost reduction measures.  We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances.  The sale of equity or equity-related securities could result in additional dilution to our shareholders.  There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.  In addition, our ability to raise additional capital may be dependent upon our common stock being quoted on the American Stock Exchange.  On December 14, 2007, we received a letter from AMEX indicating that we do not comply with AMEX’s continued listing standards. We filed an appeal of AMEX’s determination and requested an oral hearing before an AMEX Listing Qualifications Panel (a “Qualifications Panel”).  On March 10, 2008, we received a letter from AMEX granting our request.  Our hearing with a Qualifications Panel is scheduled for April 16, 2008.  If the Qualifications Panel does not grant the relief sought, our common stock will be delisted from AMEX following which it is expected that our common stock would be quoted on the Over-the-Counter Bulletin Board.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2007 (the “Evaluation Date”), have concluded that as of such date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed in the reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”).  In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”).  It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of our internal controls over financial reporting. Based on the results of its evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Changes in internal controls.  There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance

(a)  Identification of Directors.  The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

(b)  Identification of Executive Officers.  The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act.  The information under the caption “Compliance with Federal Securities Laws,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

(e)  Audit Committee.  The information under the caption “Information Regarding the Board and its Committees,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.              Executive Compensation

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Principal Stockholders” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.              Certain Relationships and Related Transactions

The information under the heading “Certain Relationships and Related Transactions,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.              Principal Accountant Fees and Services

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedules

(a)  1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules.

(a)  2. Index to Financial Statement Schedules

Refer to Schedule II, Valuation and Qualifying Accounts, hereto.

Schedule II

Valuation and Qualifying Accounts and Reserves

(in thousands)

For the Fiscal Years Ended December 31, 2005, 2006 and 2007

	Balance at					Balance
	Beginning					at End
	of Year	Additions		Deductions		of Year

December 31, 2007:
Allowance for doubtful accounts	$483	$25	(a)	$508	(b)	$—
Reserve for inventories	52	—		36	(d)	$16
Deferred income tax valuation allowance	15,981	1,227	(e)	—		$17,208

December 31, 2006:
Allowance for doubtful accounts	$478	$39	(a)	$34	(b)	$483
Reserve for inventories	300	3		251	(d)	52
Deferred income tax valuation allowance	14,644	1,337	(e)	—		15,981

December 31, 2005:
Allowance for doubtful accounts	$303	$450	(a)	$275	(b)	$478
Reserve for inventories	47	281	(c)	28		300
Deferred income tax valuation allowance	11,882	2,762	(e)	—		14,644

(a)	Represents increase in the required allowance for doubtful accounts reserve based on the Company’s evaluation of accounts receivable.
(b)	Represents amounts written off as uncollectible.
(c)	Represents increase in the required reserve based on the Company’s evaluation of obsolete inventory.
(d)	Represents amounts written off as obsolete inventory.
(e)	Represents net increases in deferred income tax valuation allowance

(b)  Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Item 16.                                                  Exhibits and Financial Statement Schedules

(a)  Exhibits

Exhibit Number	Description
2.1

Stock Purchase Agreement, dated March 1, 2005, between the Registrant and Argus Solutions Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 9, 2005).

2.2	Agreement and Plan of Merger, dated October 27, 2005 (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.2	Bylaws (incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.3

Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock dated November 2, 2006, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006).

3.4

Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock dated March 8, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 15, 2007).

4.1

Warrant to Purchase Common Stock in favor of Imperial Bank, dated January 15, 1998 (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).

4.2

Registration Rights Agreement, dated May 22, 2002, by and between the Registrant and Perseus 2000 L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed May 24, 2002).

4.3

Warrant to Purchase Common Stock, dated June 13, 2003, issued by the Registrant to L.F. Global Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed June 20, 2003).

4.4	Form of Warrant dated November 24, 2003 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed February 9, 2004).
4.5	Form of Registration Rights Agreement dated November 24, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed February 9, 2004).
4.6	Form of Registration Rights Agreement dated March 13, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed May 15, 2003).
4.7	Form of Warrant dated January 29, 2004 (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed February 9, 2004).
4.8	Form of Registration Rights Agreement dated January 29, 2004 (incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K, filed February 9, 2004).
4.9	Form of Warrant dated July 22, 2005 and dated July 28, 2005 (incorporated by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 26, 2005).
4.10	Form of Warrant dated March 17, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 22, 2006).
4.11

Registration Rights Agreement, dated November 14, 2006 by and among the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006).

4.12	Form of Warrant to Purchase Common Stock dated November 14, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006).
4.13

Registration Rights Agreement, dated March 9, 2007, by and among the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 15, 2007).

4.14	Form of Warrant to Purchase Common Stock dated March 9, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 15, 2007).

4.15

Registration Rights Agreement, dated September 25, 2007, by and among the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 26, 2007).

4.16	Form of Warrant to Purchase Common Stock dated September 25, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed September 26, 2007).
4.17

Registration Rights Agreement, dated December 19, 2007, by and among the Registrant, Sol Logic, and Wink Jones, as the representative of Sol Logic (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2007).

4.18

Amendment No. 1 to Registration Rights Agreement, dated March 28, 2008, by and among the Registrant, Sol Logic, and Wink Jones, as the representative of Sol Logic, and Wink Jones, as the representative of Sol Logic (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 1, 2008).

10.1

Employment Agreement, dated September 27, 2005, between the Registrant and S. James Miller (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 30, 2005).

10.2

Employment Agreement, dated September 27, 2005, between the Registrant and Wayne G. Wetherell (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 30, 2005).

10.3

Change of Control and Severance Benefits Agreement, dated October 31, 2005, between Registrant and Charles Aubuchon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 3, 2005).

10.4

Offer of Employment Letter Agreement, dated December 19, 2007, between the Registrant and Frank Mitchell (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 21, 2007).

10.5

Form of Indemnification Agreement entered into by the Registrant with its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).

10.6	1994 Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).
10.7	1994 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).
10.8	Amended and Restated 1999 Stock Plan Award (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed November 21, 2007).
10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 14, 2005).
10.10	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed November 14, 2001).
10.11	Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, filed November 27, 2001).
10.12	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, filed November 27, 2001).
10.13

Note and Warrant Purchase Agreement, dated May 22, 2002, by and between the Registrant and Perseus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 24, 2002).

10.14	Form of Securities Purchase Agreement dated November 14, 2003 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed February 9, 2004).
10.15	Form of Securities Purchase Agreement dated January 29, 2004 (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed February 9, 2004).
10.16

Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted — Offer Made to James Miller (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 16, 2004).

10.17

Offer of Restricted Stock in Exchange for Certain Stock Options Previously Granted — Offer Made to Wayne Wetherell, dated March 30, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB, filed August 16, 2004).

10.18	Form of Securities Purchase Agreement dated July 22, 2005 and July 28, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 26, 2005).
10.19

Security Agreement, dated March 17, 2006, executed by the Registrant in favor of Little Bear Investments, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 23, 2006).

10.20	Form of Secured Promissory Note dated March 17, 2006 (incorporated by reference to Exhibit 10.1 to the

Registrant’s Quarterly Report on Form 10-Q, filed May 22, 2006).
10.21

Securities Purchase Agreement, dated November 14, 2006 by and among the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006).

10.22

Securities Purchase Agreement, dated March 9, 2007, by and among the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant Current Report on Form 8-K, filed March 15, 2007).

10.23

Securities Purchase Agreement, dated September 25, 2007, by and among the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 26, 2007).

10.24

Asset Purchase Agreement and Plan of Reorganization, among Sol Logic, Frank Mitchell, as shareholder of Sol Logic, and Wink Jones, as the representative of Sol Logic (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2007).

10.25

Amendment No. 1 to Asset Purchase and Plan of Reorganization, by and between the Registrant and Wink Jones, as the representative of Sol Logic (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 1, 2008).

10.26

Product Line Purchase Agreement, dated November 30, 2006, by and between the Registrant and PhotoLynx, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 26, 2006).

10.27

Standard Commercial Lease, dated September 26, 2003, by and between Thornmint I and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed November 14, 2003).

10.28

Amendment to Office Lease, dated June 12, 2006, by and between Thornmint I and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006).

10.29

Office Lease, dated September 7, 2006, by and between Union Bank of California as Trustee for Quest Group Trust VII and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 20, 2006).

10.30

Office Space Lease between I.W. Systems Canada Registrant and Dundeal Canada (GP) Inc. dated June 1, 2006 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 17, 2007).

21.1	Subsidiaries of the Registrant
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

April 15, 2008	By:	/s/ S. JAMES MILLER, JR.
S. James Miller, Jr.
Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. JAMES MILLER, JR.	Chief Executive Officer and Chairman of the Board of Directors	April 15, 2008
S. James Miller, Jr.	(Principal Executive Officer)

/s/ WAYNE G. WETHERELL	Senior Vice President of Administration and Chief Financial Officer	April 15, 2008
Wayne G. Wetherell	(Principal Financial and Accounting Officer)

/s/ JOHN CALLAN	Director	April 15, 2008
John Callan

/s/ PATRICK J. DOWNS	Director	April 15, 2008
Patrick J. Downs

/s/ JOHN L. HOLLERAN	Director	April 15, 2008
John L. Holleran

/s/ DAVID LOESCH	Director	April 15, 2008
David Loesch

/s/ STEVE HAMM	Director	April 15, 2008
Steve Hamm

/s/ DAVID CAREY	Director	April 15, 2008
David Carey

IMAGEWARE SYSTEMS, INC.

REPORT of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ImageWare Systems, Inc.

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the years ended December 31, 2007, 2006 and 2005.  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImageWare Systems, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses since inception and has substantial monetary liabilities as of December 31, 2007.  These matters, among others, raise a substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are described in Note 1.  These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Stonefield Josephson, Inc.

Los Angeles California

April 14, 2008

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

Current Assets:
Cash	$1,044,242	$938,553
Accounts receivable, net of allowance for doubtful accounts of $0 and $483,132 at December 31, 2007 and 2006, respectively	424,739	1,721,892
Inventories, net	130,342	57,990
Other current assets	440,459	137,609
Total Current Assets	2,039,782	2,856,044

Property and equipment, net	287,989	351,700
Other assets	24,307	175,952
Pension assets	693,907	608,507
Intangible assets, net	2,436,576	141,294
Goodwill	4,452,042	3,415,647
Total Assets	9,934,603	$7,549,144

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,415,492	$1,718,820
Deferred revenue	1,010,514	1,258,045
Accrued expenses	1,340,947	1,138,718
Acquisition related obligation	1,502,000	—
Notes payable to third parties	—	1,097,378
Total Current Liabilities	5,268,953	5,212,961

Pension obligation	1,138,911	1,016,293
Total Liabilities	6,407,864	6,229,254

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at December 31, 2007 and 2006, liquidation preference $598,500 at December 31, 2007 and December 31, 2006	2,394	2,394
Series C convertible non-redeemable preferred stock, designated 3,500 shares, 2,500 shares issued, and 2,200 and 2,500 shares outstanding at December 31, 2007 and 2006, respectively, liquidation preference $2,200,000 and $2,500,000 at December 31, 2007 and 2006, respectively	22	25
Series D convertible non-redeemable preferred stock, designated 2,000 shares, 1,500 shares issued, and 1,388 and 0 shares outstanding at December 31, 2007 and 2006, respectively, liquidation preference $1,388,000 and $0 at December 31, 2007 and 2006, respectively	14	—
Common stock, $.01 par value, 50,000,000 shares authorized, 17,797,826 and 13,700,849 shares issued at December 31, 2007 and 2006, respectively, 17,791,122 and 13,694,145 shares outstanding at December 31, 2007 and 2006, respectively	176,729	135,759

Additional paid in capital	79,293,500	71,553,329
Treasury stock, at cost - 6,704 shares	(63,688)	(63,688)
Accumulated other comprehensive income	6,983	24,773
Accumulated deficit	(75,889,215)	(70,332,702)
Total shareholders’ equity	3,526,739	1,319,890

Total Liabilities and Shareholders’ Equity	$9,934,603	$7,549,144

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	TWELVE MONTHS ENDED December 31,
	2007	2006	2005

Revenues:
Product	$5,652,174	$7,605,598	$7,134,119
Maintenance	2,836,403	2,583,968	2,040,054
	8,488,577	10,189,566	9,174,173
Cost of revenues:
Product	1,380,173	2,215,921	2,916,759
Maintenance	1,166,259	1,113,118	1,125,103

Gross profit	5,942,145	6,860,527	5,132,311

Operating expenses:
General & administrative	3,865,463	4,411,864	4,970,060
Sales and marketing	2,647,444	3,565,341	3,335,139
Research & development	3,669,099	3,652,081	2,922,049
Impairment losses	—	—	253,000
Depreciation and amortization	257,532	304,323	568,519
	10,439,538	11,933,609	12,048,767

Loss from operations	(4,497,393)	(5,073,082)	(6,916,456)

Interest (income) expense, net	215,155	564,524	(53,288)

Other (income) expense, net	22,221	(119,330)	(166,390)

Loss from continuing operations before income taxes	(4,734,769)	(5,518,276)	(6,696,778)

Income tax benefit (expense)	—	—	—

Loss from continuing operations	(4,734,769)	(5,518,276)	(6,696,778)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Photography and Digital Imaging Asia Component (including gain on disposal of Digital Photography component of $50,000 in 2007; $19,956 in 2006 and gain on disposal of Digital Imaging Asia Pacific Component of $232,508 in 2005)	$50,000	$(407,939)	$(1,658,926)
Income tax benefit (expense)	—	—	—
Gain (loss) on discontinued operations	50,000	(407,939)	(1,658,926)

Net loss	(4,684,769)	(5,926,215)	(8,355,704)
Preferred dividends	(1,171,258)	(110,998)	(52,997)
Net loss available to common shareholders	$(5,856,027)	$(6,037,213)	$(8,408,701)

Basic and diluted loss per common share - see note 2
Continuing operations	$(0.31)	$(0.41)	$(0.53)
Discontinued operations	—	(0.03)	(0.13)
Preferred dividends	(0.08)	—	—
Basic and diluted loss per common available to common shareholders	$(0.39)	$(0.44)	$(0.66)

Weighted-average shares outstanding (basic and diluted)	15,070,308	13,592,841	12,731,304

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWELVE MONTHS ENDED December 31,
	2007	2006	2005

Cash flows from operating activities
Net loss	(4,684,769)	$(5,926,215)	$(8,355,704)
Adjustments to reconcile net loss to net cash used by operating activities Depreciation and amortization	257,532	307,118	599,950
Amortization of debt discount and debt issuance costs	228,872	489,731	—
Stock based compensation	556,384	1,117,596	310,597
Gain on sale of subsidiary	—	(19,956)	(232,508)
Inventory write-down	—	3,000	280,768
Provision on losses on accounts receivable	25,000	39,000	450,000
Write-down of certain long-lived assets	—	—	1,570,128
Write-down of investment in equity securities	84,956	—	146,525
Restructuring charges	—	—	204,000
Reduction in inventory obsolescence reserve	(35,618)	—	—
Change in assets and liabilities
Accounts receivable	1,221,771	(420,738)	(72,571)
Inventories	(36,734)	141,799	365,853
Other current assets	(187,100)	97,190	10,943
Pension assets	(85,400)	(85,532)	62,409
Other assets		—	18,105
Accounts payable	(303,328)	1,028,360	(529,661)
Accrued expenses	208,061	173,659	(687,672)
Deferred revenue	(247,532)	174,491	38,735
Contract costs	—	—	(424,299)
Pension obligation	122,618	63,965	37,175

Total adjustments	1,809,482	3,109,683	2,148,477

Net cash used by operating activities	(2,875,287)	(2,816,532)	(6,207,227)

Cash flows from investing activities
Purchase of property and equipment	(85,914)	(157,825)	(309,415)
Restricted cash and cash equivalents	(26,000)	—	—
Acquisition of businesses, net of cash acquired	(409,761)	—	—
Proceeds from sales of subsidiary net of cash sold and direct transaction costs		25,000	1,208,630

Net cash generated by (used in) investing activities	(521,675)	(132,825)	899,215

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	1,232,704	2,063,176	—
Proceeds from issuance of common stock, net of issuance costs	2,621,472	—	3,234,128
Proceeds from issuance of notes payable with warrants	—	1,550,000	—
Other financing issuance costs	(54,258)	(97,500)	—
Repayment of notes payable	(1,310,000)	(240,000)	(18,491)
Dividends paid	(50,872)	(51,935)	(52,997)
Proceeds from exercise of stock purchase warrants	1,120,707	—	62,652

Net cash provided by financing activities	3,559,753	3,223,741	3,225,292
Effect of exchange rate changes on cash	(57,102)	(77,015)	(87,861)
Net increase (decrease) in cash	105,689	197,369	(2,170,581)

Cash at beginning of period	938,553	741,184	2,911,765

Cash at end of period	$1,044,242	$938,553	$741,184

Supplemental disclosure of cash flow information:
Cash paid for interest	$46,087	$62,402	$—
Cash paid for income taxes	$—	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature of preferred stock	$814,000	$33,000	—
Exchange of common shares for marketable equity securities	$—	$—	$231,481
Changes in minimum pension liability	$(37,371)	$(177,203)	$280,668
Unrealized holding losses on marketable securities	$—	$39,311	$—
Conversion of preferred stock to common	$4	$100	$—
Warrants issued with notes payable	$—	$621,103	$—
Equipment received in lieu of cash on accounts receivable	$50,382	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	TWELVE MONTHS ENDED DECEMBER 31,
	2007	2006	2005

Net loss	$(4,684,769)	$(5,926,215)	$(8,355,704)
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities arising during period	39,311	(39,311)	—
Additional minimum pension liability	37,371	177,203	(280,668)
Foreign currency translation adjustment	(94,472)	(77,015)	(87,861)
Comprehensive loss	$(4,702,559)	$(5,865,338)	$(8,724,233)

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

for the Years Ended December 31, 2005, 2006 and 2007

	Series B
	Convertible,		Series C		Series D							Accumulated
	Redeemable		Convertible,		Convertible,						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2004	249,400	2,494	—	—	—	—	11,969,089	118,442	(6,704)	(63,688)	63,789,396	332,425	(55,912,850)	8,266,219

Issuance of common stock for cash, net of financing commissions	—	—	—	—	—	—	1,397,287	13,973	—	—	3,220,155	—	—	3,234,128

Issuance of common stock as consideration for investment in equity securities	—	—	—	—	—	—	71,225	712	—	—	230,769	—	—	231,481

Issuance of common stock as compensation	—	—	—	—	—	—	90,481	905	—	—	347,447	—	—	348,352

Issuance of common stock pursuant to option and warrant exercise for cash	—	—	—	—	—	—	26,284	263	—	—	62,390	—	—	62,653

Dividends on Series B Preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(52,998)	(52,998)

Additional minimum pension liability	—	—	—	—	—	—	—	—	—	—	—	(280,668)	—	(280,668)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(87,861)	—	(87,861)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,355,704)	(8,355,704)

Balance at December 31, 2005	249,400	2,494	—	—	—	—	13,554,366	134,295	(6,704)	(63,688)	67,650,157	(36,104)	(64,321,552)	3,365,602

Warrants issued in conjunction with secured debt	—	—	—	—	—	—	—	—	—	—	418,500	—	—	418,500

Warrant price reduction issued as consideration for debt acceleration waiver	—	—	—	—	—	—	—	—	—	—	27,693	—	—	27,693

Warrants issued as consideration for debt acceleration waiver	—	—	—	—	—	—	—	—	—	—	174,910	—	—	174,910

Issuance of preferred stock for cash, net of financing commissions	—	—	2,500	25	—	—	—	—	—	—	2,063,151	—	—	2,063,176

Beneficial conversion feature of series C preferred stock	—	—	—	—	—	—	—	—	—	—	33,000	—	(33,000)	—

Preferred Stock conversion to common stock	(10,000)	(100)	—	—	—	—	1,895	19	—	—	81	—	—	—

Issuance of common stock as compensation	—	—	—	—	—	—	144,588	1,445	—	—	474,596	—	—	476,041

Stock-based compensation option expense	—	—	—	—	—	—	—	—	—	—	711,241	—	—	711,241

Dividends on Series B Preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(51,935)	(51,935)

Additional minimum pension liability	—	—	—	—	—	—	—	—	—	—	—	177,203	—	177,203

Unrealized holding losses on securities	—	—	—	—	—	—	—	—	—	—	—	(39,311)	—	(39,311)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(77,015)	—	(77,015)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,926,215)	(5,926,215)

Balance at December 31, 2006	239,400	2,394	2,500	25	—	—	13,700,849	135,759	(6,704)	(63,688)	71,553,329	24,773	(70,332,702)	1,319,890

ImageWare Systems, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

for the Years Ended December 31, 2005, 2006, and 2007 (continued)

	Series B
	Convertible,		Series C		Series D							Accumulated
	Redeemable		Convertible,		Convertible,						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2006	239,400	2,394	2,500	25	—	—	13,700,849	135,759	(6,704)	(63,688)	71,553,329	24,773	(70,332,702)	1,319,890

Issuance of common stock pursuant to warrant exercises	—	—	—	—	—	—	795,956	7,960	—	—	1,112,747	—	—	1,120,707

Issuance of common stock as compensation	—	—	—	—	—	—	63,240	632	—	—	202,540	—	—	203,172

Issuance of common stock and warrants for cash, net of financing commissions	—	—	—	—	—	—	2,016,666	20,167	—	—	2,601,306	—	—	2,621,472

Issuance of common stock for asset purchase	—	—	—	—	—	—	935,089	9,351	—	—	1,468,090	—	—	1,477,441

Issuance of preferred stock for cash, net of financing commissions	—	—	—	—	1,500	15	—	—	—	—	1,232,689	—	—	1,232,704

Financing related expenses	—	—	—	—	—	—	—	—	—	—	(54,257)	—	—	(54,257)

Beneficial conversion feature of series D preferred stock	—	—	—	—	—	—	—	—	—	—	814,000	—	(814,000)	—

Stock-based compensation option expense	—	—	—	—	—	—	—	—	—	—	359,040	—	—	359,040

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(94,472)	—	(94,472)

Unrealized holding losses on securities	—	—	—	—	—	—	—	—	—	—	—	39,311	—	39,311

Additional minumum pension liability	—	—	—	—	—	—	—	—	—	—	—	37,371	—	37,371

Preferred Stock conversion to common stock	—	—	(300)	(3)	(112)	(1)	286,026	2,860	—	—	4,016	—	(6,872)	0

Dividends on Series B Preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(50,872)	(50,872)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,684,769)	(4,684,769)

Balance at December 31, 2007	239,400	2,394	2,200	22	1,388	14	17,797,826	176,729	(6,704)	(63,688)	79,293,500	6,983	(75,889,215)	3,526,739

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

1.                                      DESCRIPTION OF BUSINESS AND OPERATIONS

Overview

ImageWare Systems, Inc. is a leader in the emerging market for software-based identity management solutions, providing biometric, secure credential, law enforcement and enterprise authorization.  Our “flagship” product is the IWS Biometric Engine.  Scalable for small city business or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials, including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. We also provide comprehensive authentication security software, as well as real-time voice recognition, multilingual speech translation and voice analytics technologies.  Biometric technology is now an integral part of all markets we address, and all of our products are integrated into the Biometric Engine Platform.  Elements of the IWS Biometric Engine can be used as investigative tools for law enforcement utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

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

We recently added next generation voice recognition, multilingual speech translation and voice analytics capabilities to our suite of biometric identity management solutions, enabling users to facilitate and improve communication across major language groups globally. The ImageWare Mediator products are offered standalone or integrated with our Biometric Engine platform providing an advanced multilingual communications capability. Government, intelligence, defense, public safety and border control customers are able to realize language translation and voice recognition capabilities whereby an English-speaking user can understand and be understood in numerous languages including Spanish, German, French, Korean, Arabic and Polish, among others. ImageWare Mediator products support speech to speech translation, multilingual collaboration, conversational environments, which are represented for both voice and text and include biometric functionality for speaker identification and voice analytics.

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and criminal history records on a stand-alone, networked, wireless or Web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of six software modules: a Capture and Investigative module, which provides a criminal booking system and related database; a Facial Recognition module, which uses biometric facial recognition to identify suspects; a Suspect ID module, which facilitates the creation of full-color, photo-realistic suspect composites; a wireless module, which provides access to centrally stored records over the Internet in a connected or wireless fashion; a PDA add-on module, which enables access to centrally stored records while in the field on a handheld Pocket PC compatible device combined with central repository services which allows for inter-agency data sharing on a local, regional, and/or national level; and a LiveScan module, which incorporates LiveScan capabilities into IWS Law Enforcement providing integrated fingerprint and palm print biometric management for civil and law enforcement use.

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

Our enterprise authentication software includes the IWS Desktop Security product which is a comprehensive authentication management infrastructure solution providing added layers of security to workstations, networks and systems through advanced encryption and authentication technologies. IWS Desktop Security is optimized to enhance network security and usability, and uses multi-factor authentication methods to protect access, verify identity and help secure the computing environment without sacrificing ease-of-use features such as quick login. Additionally, IWS Desktop Security provides an easy integration with various smart card-based credentials including the Common Access Card (CAC), Homeland Security Presidential Directive 12 (HSPD-12) Personal Identity Verification (PIV) credential, and Transportation Worker Identification Credential (TWIC) with an organization’s access control process. IWS Desktop Security provides the crucial end-point component of a Logical Access Control System (LACS), and when combined with a Physical Access Control System (PACS), organizations benefit from a complete door to desktop access control and security model.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has continuing losses, negative working capital and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of the Company’s continuing losses and negative cash flows from operations, the Company currently does not meet certain listing standards of the American Stock Exchange (“AMEX”) Company Guide.  On December 14, 2007, we received a letter from AMEX indicating that we do not comply with AMEX’s continued listing standards due to our inability to maintain compliance with Sections 1003(a)(ii), 1003(a)(iii) and 1003(a)(iv) of the Company Guide and that AMEX intends to remove our common stock from listing and registration on AMEX by filing a delisting application with the Securities and Exchange Commission (“SEC”).  The letter from AMEX states that we were not in compliance with (i) Section 1003(a)(ii) of the Company Guide because our shareholders’ equity was less than $4,000,000 and we sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and (ii) Section 1003(a)(iii) of the Company Guide because our shareholders’ equity was less than $6,000,000 and we sustained losses from continuing operations and/or net losses in our five most recent fiscal years.  We had also been notified by AMEX that we were not in compliance with Section 1003(a)(iv) of the Company Guide in that we had sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of AMEX, as to whether we would be able to continue operations and/or meet our obligations as they matured.

We filed an appeal of AMEX’s determination and requested an oral hearing before an AMEX Listing Qualifications Panel (a “Qualifications Panel”).  On March 10, 2008, we received a letter from AMEX granting our request.  Our hearing with a Qualifications Panel is scheduled for April 16, 2008.  If the Qualifications Panel does not grant the relief sought, our common stock will be delisted from AMEX following which it is expected that our common stock would be quoted on the Over-the-Counter Bulletin Board.  As a consequence of any such delisting, the public price of our common stock could be adversely affected and a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, calculation of our tax provision, inventory obsolescence reserve, the determination of other than temporary impairment on our marketable securities, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value of acquired assets and revenue and cost of revenues recognized under the percentage of completion method. Actual results could differ from estimates.

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

Goodwill:

Goodwill arising from the acquisition of Sol Logic, G & A Imaging and Castleworks and E-Focus was first attributed to developed technology, trademarks and tradenames, patents, agreements not-to-compete and customer relationship based upon their estimated fair value at the date of acquisition. These intangible assets are being amortized over their estimated useful lives, which range from 3-15 years. Goodwill acquired will be reviewed for impairment pursuant to SFAS No. 142.

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

For the twelve months ended December 31, 2005, the Company recorded goodwill impairment charges of approximately $1,245,000 for goodwill carried in the Company’s former Digital Photography segment. The impairment was a result of changes resulting from the effect of projecting recent performance variances on future periods.  The Company did not record any goodwill impairment charges for the twelve months ended December 31, 2006 and 2007.

Intangible and Long-lived assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. At December 31, 2005, the Company recorded impairment losses on certain long-lived assets aggregating $253,000.  At December 31, 2006 and 2007, there was no impairment of the Company’s intangible or long-lived assets.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $483,132 at December 31, 2007 and 2006, respectively.

For the twelve months ended December 31, 2007 one customer accounted for approximately 18% of total revenues. For the twelve months ended December 31, 2006 one customer accounted for approximately 21% of total revenues.  For the twelve months ended 2005 there were no customers who accounted for more than 10% of the Company’s revenues.

As of December 31, 2007, there was one customer who accounted for more than 10% of total accounts receivable.  As of December 31, 2006, there were three customers who each accounted for more than 10% of total accounts receivable and who collectively comprised approximately 52% of total accounts receivable.   At December 31, 2006, two of these accounts were in good standing with the third account fully reserved.

Stock-based compensation

At December 31, 2007, the Company had three stock-based compensation plans for employees and nonemployee directors which authorize the granting of various equity-based incentives including stock options and restricted stock.

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

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS 123(R)), the Company provided the disclosures required under SFAS No. 123. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense for the twelve month periods ending December 31, 2005 was as follows:

Twelve Months Ended December 31, 2005

Net Loss:
As reported	$(8,355,704)
Stock-based compensation included in net loss	$310,597
Stock-based employee compensation under fair value based method	$(848,534)
Pro forma net loss	$(8,893,641)

Basic and diluted loss per common share:
As reported	$(0.66)
Pro forma	$(0.70)

On January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method.  SFAS 123(R) requires companies to measure and recognized the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For share option instruments issued subsequent to the adoption of SFAS 123(R), compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period. For equity options issued prior to the adoption of SFAS 123(R), compensation cost is recognized using a graded vesting attribution method. In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. Prior periods are not restated under this transition method. Options previously awarded and classified as equity instruments continue to maintain their equity classification under SFAS 123(R).  Stock-based compensation expense related to equity options was approximately $359,000 and $711,000 for the twelve month ended December 31, 2007 and 2006, respectively.

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

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the twelve months ended December 31, 2006 and 2007, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations range from 64.4% to 98.5%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted

under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method range from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends on our common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of approximately 10% for corporate officers, 4% for members of the Board of Directors and 24% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

A summary of the activity under the Company’s stock option plans for the twelve months ended December 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Balance at December 31, 2006	1,603,164	$2.45	7.84
Granted	165,250	$2.38	9.32
Forfeited	(103,206)	$2.58	5.69
Exercised	—	$—	—

Balance at December 31, 2007	1,665,208	$2.44	7.74

Options exercisable at December 31, 2007 totaled 1,212,753 at a weighted-average price of $2.50, with a remaining weighted average contractual term of approximately 6.7 years.

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2007 was $1.48.

The following table sets forth a summary of the status and changes of the Company’s unvested shares related to its stock option plans as of and during the twelve months ended December 31, 2007:

	Options	Weighted- Average Grant Date Fair Value Per Share

Balance at December 31, 2006	761,782	$1.63
Granted	165,250	$1.48
Vested	(418,529)	$1.64
Forfeited	(56,048)	$1.61

Balance at December 31, 2007	452,455	$1.57

At December 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $308,897, which will be amortized over the weighted-average remaining requisite service period of 1.41 years.

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

In conjunction with these restricted stock agreements, the Company has recognized stock-based compensation expense of $197,000, $406,000 and $311,000 for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German and Canadian subsidiaries. The cumulative translation adjustment account, which is part of accumulated other comprehensive income, decreased approximately $94,000 for the twelve months ended December 31, 2007, decreased approximately $77,000 for the twelve months ended December 31, 2006, and increased approximately $88,000 for the twelve months ended December 31, 2005.

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

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectibility is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable. Sales tax collected from customers is excluded from revenue.

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense totaled approximately $29,000, $122,000 and $68,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Loss per share

Basic loss per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued at the date of issuance. The dilutive effect of outstanding stock options is included in the calculation of diluted loss per common share, if dilutive, using the treasury stock method. During the years ended December 31, 2007, 2006 and 2005, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been anti-dilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at December 31, 2007	Number of Common Shares Convertible into at December 31, 2006	Number of Common Shares Convertible into at December 31, 2005

Convertible preferred stock – Series B	45,384	45,384	47,280
Convertible preferred stock – Series C	1,466,666	1,666,664	—
Convertible preferred stock – Series D	925,333	—	—
Stock options	1,665,208	1,603,164	1,474,093
Warrants	5,955,830	5,821,149	4,293,305

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2007, 2006 and 2005:

		TWELVE MONTHS ENDED DECEMBER 31,
	2007	2006	2005
Numerator – loss from continuing operations:
Net loss from continuing operations	$(4,734,769)	$(5,518,276)	$(6,696,778)
Less preferred stock dividends	(1,171,258)	(110,998)	(52,997)
Net loss from continuing operations available to common shareholders	$(5,906,027)	$(5,629,274)	$(6,749,775)

Numerator – gain (loss) from discontinued operations:
Net loss from discontinued operations	50,000	(407,939)	(1,658,926)

Denominator
Weighted-average shares outstanding	15,070,308	13,592,841	12,731,304

Basic and Diluted loss per share:
Continuing operations	$(0.31)	$(0.41)	$(0.53)
Discontinued operations	$—	$(0.03)	$(0.13)
Preferred dividends	$(0.08)	$—	$—
Net loss per share	$(0.39)	$(0.44)	$(0.66)

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

As of result of the Company’s determination that operates in one market segment, that segment being identify management, the Company has amended its segment disclosure beginning with its annual report as filed on Form 10-K for the twelve months ended December 31, 2006.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier adoption encouraged. The FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal years beginning after November 15, 2008. We are currently in the process of determining the impact, if any, of adopting the provisions of SFAS No. 157 on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently in the process of determining the impact of adopting the provisions of SFAS No. 159 on our results of operations or statement of financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.
SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

SFAS No. 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have an outstanding non-controlling interest in one or more subsidiaries and therefore, SFAS No. 160 is not applicable to us at this time.

Reclassifications

Certain reclassifications were made to prior years’ consolidated financial statements to conform to the current year presentation.

3.                                      Intangible Assets

The following disclosure presents certain information about the Company’s acquired intangible assets as of December 31, 2007 and 2006. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Amortization Period	Gross Carrying Amount After Impairment Charge	Accumulated Amortization	Net Balance
At December 31, 2007
Amortized acquired intangible assets:
Technology	5 years	$3,178,242	$(1,160,000)	$2,018,242
Trademarks and tradenames	14.5 years	377,000	(251,426)	125,574
Customer relationship	5 years	293,000	(200,000)	93,000
Non-compete Agreements	3 years	324,760	(125,000)	199,760
Patents	4 years	60,000	(60,000)	—
		$4,233,002	$(1,796,426)	$2,436,576
At December 31, 2006
Amortized acquired intangible assets:
Technology	5 years	$1,160,000	$(1,160,000)	$—
Trademarks and tradenames	14.5 years	377,000	(235,706)	141,294
Customer relationship	5 years	200,000	(200,000)	—
Non-compete Agreements	3 years	125,000	(125,000)	—
Patents	4 years	60,000	(60,000)	—
		$1,922,000	$(1,780,706)	$141,294

As more fully described in Note 6 to these consolidated financial statements, in December 2007, the Company completed the acquisition of substantially all the assets of Sol Logic, Inc. resulting in acquired intangible assets of approximately $2,311,000.  Based on fair value methodologies employed by a professional, independent valuation firm, the Company recorded approximately $2,018,000 in intangibles assets for developed technology, $93,000 in customer relationship intangible assets and $200,000 for a non-compete agreement.

In 2005, we recorded an impairment charge of approximately $253,000 related to our intangible asset for certain trademark and tradenames carried in our former Identification segment. This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows. The impairment loss is recorded as a component of “Operating expenses” in the Consolidated Statement of Operations for 2005.  There were no impairment losses recorded for the years ended December 31, 2007 and 2006.

Amortization expense for the twelve months ended December 31, 2007, 2006 and 2005, was approximately $16,000, $77,000 and $293,000, respectively.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2008	505,000
2009	505,000
2010	505,000
2011	438,000
2012	438,000
Thereafter	45,294

4.                                      Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2006 and 2007 are as follows:

Total
Balance of Goodwill as of January 1, 2005	$5,297,627

Goodwill acquired	—
Impairment losses	(1,245,353)
Imaging Asia Pacific component of Identification segment	(636,627)

Balance of Goodwill as of December 31, 2005	$3,415,647

Goodwill acquired	—
Impairment losses	—
Balance of goodwill as of December 31, 2006	$3,415,647

Goodwill acquired	1,036,395
Impairment losses	—

Balance of Goodwill as of December 31, 2007	$4,452,042

As more fully described in Note 6 to these consolidated financial statements, in December 2007, the Company completed the acquisition of substantially all the assets of Sol Logic, Inc. resulting in goodwill acquired of approximately $1,036,000.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value. In 2006, we determined that our only reporting unit is Identity Management. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2007 and 2006.

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

5.                                      Investments

In conjunction with the sale of the Company’s wholly-owned subsidiary, Digital Imaging Asia Pacific, as more fully described in Note 7 to these consolidated financial statements, in March 2005, the Company and Argus Solutions Ltd each agreed to purchase $250,000 of each others common stock at a per share price equal to 108% of the closing price of each others’ stock as determined by the American Stock Exchange and Australian Stock Exchange, respectively. As legal consideration, each Company paid the other cash of $250,000. The Company and Argus consummated the transaction through the exchange of common shares. The Company exchanged 71,225 shares of its common stock for 1,929,914 shares of common stock of Argus Solutions Ltd., which represents approximately one percent of the voting equity of Argus. In accordance with Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”, the Company has recorded this transaction as a nonmonetary exchange based on the fair value of the shares exchanged as determined by the closing price of the Company’s shares on the American Stock Exchange on the transaction date of $3.25 or $231,000.

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

At December 31, 2007, the Company wrote down to fair market value its remaining investment in Argus common stock.  The write-down amounted to $39,000 and was due to a decline in the fair value of the equity security which, in the opinion of management, was considered to be other than temporary.  The write-down is included in the caption “Other income, net” in the accompanying Statement of Operations for the twelve months ended December 31, 2007. At December 31, 2005, the Company wrote down to fair market value its investment in Argus common stock. The write-down amounted to $146,000 and was due to a decline in the fair value of the equity security which, in the opinion of management, was considered to be other than temporary. The write-down is included in the caption “Other income, net” in the accompanying Statement of Operations for the twelve months ended December 31, 2005.

6.              Acquisition

In December 2007, the Company entered into an agreement for the purchase of certain assets of Sol Logic, Inc. (“Sol Logic”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”).  The assets acquired include certain customer contracts, software licenses and intellectual property (collectively, the “Acquired Assets”).  As a result of this asset acquisition, the Company expects to integrate real-time voice recognition, multiple language translation and voice analytic capabilities into its biometric offerings.  The Asset Purchase Agreement contains customary representations and warranties on behalf of Sol Logic.

In consideration for the acquisition of the Acquired Assets, the Company: (1) issued to Sol Logic on December 19, 2007 (the “Closing”) 935,089 shares of restricted common stock of the Company (the “Initial Shares”), and (2) on June 19, 2008 (the “Additional Issuance Date”) will issue to Sol Logic that number of shares of restricted common stock (the “Additional Shares” and collectively with the Initial Shares, the “Shares”) equal to the quotient obtained by dividing $1,502,000 by the greater of (A) $1.633 and (B) the volume weighted average closing price of the Company’s common stock over the 20 trading-day period ending on June 18, 2008, as reported on The American Stock Exchange (“AMEX”) or the Over-the-Counter Bullet Board (“OTCBB”).  Fifty percent of the Initial Shares and ten percent of the Additional Shares will be held in escrow until the one-year anniversary of the Closing.  The Company has recorded the obligation to issue the required number of shares on the Additional Issuance Date as a current liability in the accompanying Consolidated Balance Sheet as of December 31, 2007 under the caption “Acquisition related obligation”.

The aggregate purchase price, not including direct transaction costs of $218,000, was approximately $3,171,000 and consisted of $147,000 in cash and other non-equity consideration of $45,000 and common stock valued at $2,979,000. The value of the 935,089 common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were consummated on December 19, 2007 in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

Property, plant and equipment	$42,000
Intangible assets	2,311,000
Goodwill	1,036,000
Total assets acquired	$3,389,000

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Sol Logic, Inc. had occurred at January 1, 2006:

	December 31, 2007	December 31, 2006
	(unaudited)	(unaudited)
Sales	$8,902,000	$10,611,000
Net loss available to common shareholders	$(6,960,000)	$(6,796,000)
Net loss per share available to common shareholders	$(0.44)	$(0.47)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

As more fully described in Note 20 to these consolidated financial statements, in March 2008, the Company and Sol Logic, Inc. agreed to amend the Asset Purchase Agreement.  The Amendment provides that in consideration for the Acquired Assets, the Company will adjust the number of shares issued to the Seller to 677,940 shares of restricted common stock of the Company (the “Initial Shares”).  In addition to the Initial Shares, the Company will issue to Sol Logic certain additional shares upon achievement of a milestone.  In the event the Company’s revenues on certain specified products (the “Products”) equals or exceeds $3,000,000 for the six-month period commencing on March 6, 2008 and ending on September 6, 2008, the Company will issue to Sol Logic that number of shares of the Company’s common stock (the “Additional Shares”) equal to (A) the quotient obtained by dividing $1,008,224 by the greater of (i) the volume weighted average closing price of the Company’s common stock (“Common Stock”) over the 20 trading-day period ending on the date immediately preceding the Additional Issuance Date and (ii) $1.10 (the “Additional Per Share Price”), and deposit into an escrow account (“the Escrow Account”) that number of shares of the Company’s common stock (the “Escrow Shares”) equal to the quotient obtained by dividing $913,700 by the Additional Per Share Price.  In the event the Company does not achieve the $3,000,000 product revenue milestone, the revenue determination period will be extended and the Company will issue Sol Logic the Additional Shares if the Company’s revenues on the Products equals or exceeds $5,000,000 for the 18-month period commencing on March 6, 2008 and ending on September 8, 2009.

The Company will record the provisions of the amended Asset Purchase Agreement during the first fiscal quarter of 2008.

7.                                      Sale of Businesses and Discontinued Operations

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

In 2007, the Company recognized a gain of approximately $50,000 from the disposal of this component representing the cash proceeds received less the value of net assets sold.  At December 31, 2007, the Company has recorded the fair value of the remaining amount due of $325,000 offset by a full valuation allowance due to the uncertainty of the ultimate collectibility of such amounts. This determination was based upon the maximum repayment period of 6.5 years of amounts owing the Company combined with the purchaser operating in a highly competitive business environment evidenced by rapid technological change.  Accordingly, the Company has deferred any remaining gain from the disposal of this component until such time as the Company determines that the realization of the remaining amounts owed is reasonably assured.

Digital Photography sales, reported in discontinued operations, for the years ended December 31, 2006 and 2005 were $176,000 and 345,000, respectively.  Digital Photography’s pretax loss, reported in discontinued operations for the years ended December 31, 2006 and 2005 were $408,000 and $1,881,000, respectively.

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

In accordance with SFAS 144, this subsidiary, previously included in the Company’s former Identification segment, was treated as a discontinued operation. The net loss for this subsidiary for the twelve months ended December 31, 2005 is reflected in the Company’s Consolidated Statement of Operations as loss from discontinued operations. Included in the 2005 loss results is a gain on sale of subsidiary of $233,000 net of direct transaction costs of $49,000 and including the allocation of $637,000 of goodwill.

The assets and liabilities sold as part of the DIAP transaction included the following:

Cash	$41,000
Accounts receivable	80,000
Inventories	242,000
Prepaid expenses and other current assets	18,000
Property and equipment, net	17,000
Goodwill	637,000
$1,035,000

Accounts payable and other current liabilities	$17,000

Digital Imaging Asia Pacific’s sales, reported in discontinued operations, for the twelve months ended December 31, 2005 were $42,000. Digital Imaging Asia Pacific’s pretax loss, reported in discontinued operations for the twelve months ended December 31, 2005, was $10,000.

Prior period financial statements for the twelve months ended December 31, 2005 have been restated to present the operations of Digital Photography and Digital Imaging Asia Pacific as discontinued operations.

8.                                      Related Parties

Subsequent to the Company’s sale of its wholly-owned subsidiary, Digital Imaging Asia Pacific Pte. Ltd., to Argus Solutions Ltd (“Argus’), as more fully described in Note 7 to these consolidated financial statements, the Company’s Chief Executive Officer accepted an invitation to become a member of Argus’ Board of Directors. Prior to the closing of the Company’s sale transaction with Argus, the Company had no material relationship with Argus Solutions.  Effective December 31, 2006, the Company’s Chief Executive Officer resigned from the Argus Board.

9.                                      Inventory

Inventories at December 31, 2007 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $101,000 net of reserves for obsolete and slow-moving items of $16,000.  Inventories at December 31, 2006 consisted of finished goods of $58,000 net of reserves of $52,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

10.                               Property and Equipment

Property and equipment at December 31, 2007 and 2006, consists of:

	2007	2006

Equipment	$1,411,000	$1,193,222
Leasehold improvements	149,020	131,057
Furniture	161,808	161,808
	1,721,828	1,486,087
Less accumulated depreciation	(1,433,839)	(1,134,387)
	$287,989	$351,700

Total depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $242,000, $230,000 and $307,000, respectively.

11.                               Accrued Liabilities

Principal components of accrued liabilities consist of:

	2007	2006

Compensated absences	$214,595	$236,161
Wages and sales commissions	112,571	146,436
Customer deposits	266,801	212,945
Liquidated damages	279,896	279,896
Royalties	251,105	46,150
Professional fees	73,199	52,637
Other	142,780	164,493
	1,340,947	$1,138,718

12.                               Notes Payable and Line of Credit

Notes payable consist of the following:

	2007	2006
Notes payable to third parties:
Senior secured promissory notes to accrue interest at 8%. Face value of note $1,310,000. Discount on note at December 31, 2006 is $212,622. Note due March 17, 2006	—	$1,097,378
Short-term note payable to certain vendors	—	$—
Total notes payable to third parties	—	1,097,378

Total notes payable	—	$1,097,378
Less current portion	—	(1,097,378)
Long-term notes payable	—	$—

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

As more fully discussed in Note 15 to these consolidated financial statements, in November and December 2006, the Company issued a total of 2,500 shares of its Series C Preferred Stock.  The issuance of Series C preferred stock triggered a Right of Acceleration included in the Notes.  As consideration for the note holders waiving this Right of Acceleration, the Company issued 200,250 warrants to purchase common stock at an exercise price of $1.80 per share and reduced the exercise price of 387,500 warrants to purchase common stock from $2.30 per share to $1.80 per share.

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

The total of the fair value of the new warrants and the modification of existing warrants of approximately $203,000 has been recorded as an increase to the discount on the notes payable and an increase to additional paid in capital.  The discount will be amortized over the remaining term of the notes.

As more fully described in Note 15 below, the issuance of the Series D Preferred Stock caused all amounts outstanding under the Senior Secured Promissory Notes, due March 17, 2007 (the “Notes”) to become immediately due and payable in full.  As of March 9, 2007 there was $1,196,259 in principal and $19,319 in accrued but unpaid interest outstanding under the Notes.  Upon receipt of the funds from the issuance of the Series D Preferred Stock, the Company immediately repaid, in full, all outstanding principal and accrued but unpaid interest due under the Notes, and the Notes have terminated in their entirety. The remaining debt discount was amortized over the remaining term of the note to the date the notes were repaid in full, resulting in the Company recording approximately $213,000 of debt discount amortization during the twelve months ended December 31, 2007.  During the twelve months ended December 31, 2006, the Company recorded approximately $408,000 in debt discount amortization. These amortization expenses are included as a component of net interest expense in the Company’s Consolidated Statement of Operations.

13.                               Income Taxes

The significant components of the income tax provision (benefit) are as follows:

December 31,
	2007	2006
Current
Federal	$—	$—
State	—	—
Foreign	—	—

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$—	$—

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	2007	2006

Net operating loss carryforwards	$16,117,685	$14,779,554
Intangible Assets	713,288	761,466
Stock based compensation	426,340	283,319
Reserves and accrued expenses	(3,668)	203,273
Other	(46,372)	(46,916)
	17,207,273	15,980,696
Less valuation allowance	(17,207,273)	(15,980,696)

Net deferred tax assets	$—	$—

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2007	2006

Amounts computed at statutory rates	$(1,592,821)	$(2,014,913)
State income tax, net of federal benefit	(125,545)	(224,438)
Expiration of net operating loss carryforwards	485,383	382,645
Federal research and development credit	—	513,013
Other	6,106	6,824
Net change in valuation allowance	1,226,877	1,336,869

	$—	$—

The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $42,330,000 and $38,814,000, respectively, state net operating loss carryforwards of approximately $29,576,000 and $27,126,000, respectively, which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2008 through 2027. The state net operating loss carryforwards expire at various dates from 2008 through 2017.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. At the adoption date on January 1, 2007, and as of December 31, 2007, the Company recorded no cumulative effect adjustments related to the adoption of FIN 48.

Upon adoption of FIN 48 on January 1, 2007, and as of December 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. For the twelve months ended December 31, 2007, no interest or penalties were recorded.

The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. The Company is not aware of any jurisdictions currently under examination by tax authorities.

14.          Commitments and Contingencies

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

Letter of Credit

As collateral for performance on certain software installation and implementation contracts, the Company is contingently liable under two irrevocable standby letters of credit in an aggregate amount of approximately $169,000. The letters of credit expire on March 30, 2008 in the amount of $37,000 and on December 26, 2008 in the amount of $132,000. As a condition to the letter of credit expiring on December 26, 2008, the bank requires the Company to invest an equal amount in the form of certificate of deposit. As of December 31, 2007, there were no drawings against the outstanding balances. This certificate of deposit is included as a component of other current assets in the Company’s Consolidated Balance Sheets at December 31, 2007 and as a component of noncurrent other assets at December 31, 2006.

Litigation

The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Leases

The Company currently leases office and research and development space under operating leases which expire at various dates through December 2009.

At December 31, 2007, future minimum lease payments are as follows:

2008	$492,000
2009	$158,000
2010	$—
2011	$—
2012	$—
$650,000

Rental expense from continuing operations incurred under operating leases for the years ended December 31, 2007, 2006 and 2005, was approximately $579,000, $562,000 and $750,000 respectively. Rent expense for the year 2005 contains approximately $124,000 in accrued for exit activity costs related to the closure of our office in Stuttgart, Germany.

Registration Payment Arrangements

On September 25, 2007, the Company sold to certain accredited investors a total of 2,016,666 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $1.50 per share for aggregate gross proceeds of $3,025,003 (the “Common Stock Financing”). As part of the Common Stock Financing, the Company entered into a Registration Payment Arrangement as defined by FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”).  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS No. 5”). EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006.  The Company determined that no loss contingency related to the Common Stock Financing registration payment arrangement was required to be recorded as of December 31, 2007.

As part of the September 25, 2007 Common Stock registration payment arrangement, the Company agreed to register the shares of common stock issued in the financing and the shares of common stock underlying the warrants issued to the investors in the Common Stock Financing with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the second year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold or may be sold without volume limitations.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated September 25, 2007, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at December 31, 2007 is approximately $363,000. The Company has met the requirements of the Common Stock Financing registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement.  Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

On March 9, 2007, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to the investors an aggregate of 1,500 shares of the Company’s Series D 8% Convertible Preferred Stock (the “Series D Preferred Stock”) at a stated value of $1,000 per share for aggregate gross proceeds of $1,500,000 and issued to the investors warrants to purchase up to an aggregate of 59,207 shares of common stock of the Company.  As part of the Series D Preferred Stock financing, the Company entered into a Registration Payment Arrangement as defined by FSP No. EITF 00-19-2.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5. EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006.  The Company determined that no loss contingency related to the Series D Preferred Stock registration payment arrangement was required to be recorded as of December 31, 2007.

As part of the Series D Preferred Stock registration payment arrangement, the Company agreed to register the shares of common stock the Series D Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the investors in the Series D Preferred Stock financing with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated March 9, 2007, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at December 31, 2007 is approximately $180,000. The Company has met the requirements of the Series D Preferred Stock registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement.  Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

In November and December of 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors to which the Company sold to the investors an aggregate of 2,500 shares of the Company’s Series C 8% Convertible Preferred Stock (the “Series C Preferred Stock”) at a stated value of $1,000 per share for aggregate gross proceeds of $2,500,000 and issued to the investors warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock. As part of the Series C Preferred Stock financing consummated in November and December of 2006, the Company entered into a Registration Payment Arrangement as defined by EITF 00-19-2.  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.   EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006, however early adoption is permitted for interim or annual periods for which financial statements have not been issued.  The Company adopted the provisions of FSP EITF 00-19-2 for the annual period ending December 31, 2006.  The Company determined that no loss contingency related to the Series C Preferred Stock registration payment arrangement was required to be recorded as of December 31, 2007.

As part of the Series C Preferred Stock registration payment arrangement, the Company agreed to register the shares of common stock the Series C Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the Series C investors with the SEC within certain contractually specified time periods.  The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold.  If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated November 14, 2006, between the Company and certain accredited investors,  the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price.  The maximum exposure at December 31, 2007 is approximately $300,000. The Company has met the requirements of the Series C Preferred Stock registration payment arrangement by registering the shares of common stock with the SEC within the time frame specified by the agreement and has kept the registration continuously effective thereafter.  Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

15.                               Equity

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

The Company had 239,400 shares of Series B outstanding as of December 31, 2007 and 2006.  At December 31, 2007 and 2006, the Company had cumulative undeclared dividends of approximately $9,000.

During the twelve months ended December 31, 2006, 10,000 shares of Series B were converted into 1,895 shares of the Company’s common stock.  There were no conversions during the corresponding period in 2007.

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

The Company had 2,200 and 2,500 shares of Series C outstanding as of December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, the Company had cumulative undeclared dividends of approximately $234,000 and $25,000.

During the twelve months ended December 31, 2007, 300 shares of Series C were converted into 206,778 shares of the Company’s common stock.  There were no conversions during the corresponding period in 2006.

Series D Convertible, Non-Redeemable Preferred Stock

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

The Company had 1,388 and 0 shares of Series D outstanding as of December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, the Company had cumulative undeclared dividends of approximately $98,000 and $0.

During the twelve months ended December 31, 2007, 112 shares of Series D were converted into 79,248 shares of the Company’s common stock.  There were no conversions during the corresponding period in 2006.

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

Common Stock

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

During twelve month periods ended December 31, 2007 and 2006, the Company issued 63,240 and 144,588 shares of its common stock, respectively, pursuant to stock-based compensation agreements with certain employees.  During the twelve months ended December 31, 2007 the Company issued 206,778 shares of its common stock pursuant to the conversion of 300 shares of Series C Preferred Stock and issued 79,248 shares of its common stock pursuant to the conversion of 112 shares of Series D Preferred Stock.  During the twelve months ended December 31, 2006 the Company issued 1,895 shares of its common stock pursuant to the conversion of 10,000 shares of Series B Preferred Stock.

During the twelve months ended December 31, 2007, the Company issued 795,956 shares of its common stock pursuant to the exercise of common stock purchase warrants.  The Company received gross proceeds of approximately $1,121,000 from these warrant exercises.

In December 2007, the Company issued 935,089 shares of its common stock pursuant to its acquisition of substantially all the assets of Sol Logic, Inc.

During the twelve months ended December 31, 2007, 300 shares of Series C were converted into 206,778 shares of the Company’s common stock.  During the twelve months ended December 31, 2007, 112 shares of Series D were converted into 79,248 shares of the Company’s common stock.

Warrants

As of December 31, 2007, warrants to purchase 5,955,830 shares of common stock at prices ranging from $1.43 to $5.48 were outstanding. All warrants are exercisable as of December 31, 2007, and expire at various dates through March 2013.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2005	4,293,305	$2.94
Granted	1,527,844	$1.70
Expired / Canceled	0	$0
Exercised	(0)	$0
Balance at December 31, 2006	5,821,149	$2.37
Granted	1,286,776	$1.34
Expired / Canceled	(224,998)	$3.16
Exercised	(927,097)	$1.59
Balance at December 31, 2007	5,955,830	$2.24

The following table summarized information about warrants outstanding and exercisable at December 31, 2007:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$1.43	75,149	2.0	$1.43

$1.50	2,292,982	2.3	$1.50

$1.67	1,159,582	5.2	$1.67

$1.83	29,070	0.9	$1.83

$2.14	344,951	0.9	$2.14

$2.40	381,737	0.9	$2.40

$2.58	473,824	0.9	$2.58

$2.97	635,767	2.6	$2.97

$4.66	63,012	1.1	$4.66

$5.48	499,756	1.1	$5.48

	5,955,830

In conjunction with the Common Stock Financing, the Company issued to the investors warrants (the “Investor Warrants”) to purchase up to an aggregate of 1,008,333 shares of Common Stock with an exercise price of $1.67 per share. The Investor Warrants have been classified as equity instruments on the balance sheet in accordance with the provisions of

Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The issuance of common stock and warrants pursuant to the Common Stock Financing triggered certain antidilution and exercise price reduction clauses in existing warrant agreements. As a result of these modifications, the Company was required to issue an additional 67,987 warrants and reduce the exercise price of certain previously issued warrants. As these warrants were classified as permanent equity, and the adjustment was related to antidilution features within these financial instruments, this increase in warrants and reduction of exercise price resulted in no adjustment to the financial statements.

As partial compensation to the placement agent for the Common Stock Financing, the Company issued the placement agent for the financing, and certain of its affiliates, a 5.5 year warrant (the “Placement Agent Warrants”) to purchase up to an aggregate of 151,249 shares of Common Stock on the same terms and conditions included in the Investor Warrants. The cash payment has been recorded as adjustment to additional paid in capital as a reduction of net proceeds.  The Placement Agent Warrants have been classified as equity instruments on the balance sheet.

In conjunction with the issuance of the Series D Preferred Stock, the Company issued warrants to the holders of the Series D Preferred Stock to purchase 59,207 of the Company’s common stock at $2.33 per share.  These warrants have been classified as equity instruments on the balance sheet.

In 2007, the holders of the Company’s common stock warrants exercised 927,097 warrants in a combination of cash exercised and cashless exercises pursuant to which the Company issued 795,956 shares of its common stock.

16.                               Stock Option Plans

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

On November 9, 2007, the Company’s Board of Directors approved an amendment to the 1999 Plan, subject to shareholder approval, pursuant to which an additional 1,000,000 shares would be reserved for issuance under the plan.  In December 2007, the Company’s shareholders approved this amendment resulting in 1,000,000 shares being added to the 1999 Plan.

Stock Option Plans
As of December 31, 2007

	Number of securities to be issued upon exercise of outstanding options (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
1994 Plan	23,750	-0-
Nonqualified Plan	—	-0-
1999 Plan	1,377,698	1,037,255
2001 Plan	344,904	-0-
Total	1,746,352	1,037,255

The following table summarizes employee stock option activity since December 31, 2004:

	Options	Weighted- Average Exercise Price

Balance at December 31, 2004	894,359	$2.72
Granted	677,300	$2.59
Expired/canceled	(71,282)	$2.32
Exercised	(26,284)	$2.38

Balance at December 31, 2005	1,474,093	$2.68
Granted	363,000	$1.90
Expired/canceled	(233,929)	$3.17
Exercised	—	$—

Balance at December 31, 2006	1,603,164	$2.45

Granted	165,250	$2.38
Expired/canceled	(103,206)	$2.58
Exercised	—	$

Balance at December 31, 2007	1,665,208	$2.44

At December 31, 2007, a total of 1,212,753 options were exercisable at a weighted average price of $2.50 per share. At December 31, 2006, a total of 810,527 options were exercisable at a weighted average price of $2.66 per share. At December 31, 2005, a total of 624,163 options were exercisable at a weighted average price of $2.87 per share.

The intrinsic value of options exercised during the twelve months ended December 31, 2007, 2006 and 2005 were $0, $0, and $22,000, respectively. The intrinsic value of options exercisable at December 31, 2007, 2006 and 2005 was $0.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 1.65 - 1.71	167,750	8.5	$1.66	77,834	$1.67
$ 1.97 – 2.15	226,000	6.7	$2.01	163,515	$2.02
$ 2.20 – 2.45	503,304	7.3	$2.36	440,688	$2.36
$ 2.62 – 2.74	565,000	7.8	$2.60	337,562	$2.63
$ 3.00 – 6.51	203,154	4.5	$3.32	193,154	$3.32
Total	1,665,208			1,212,753

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2007 and 2006 was $1.48 and $1.38, respectively.

17.          Employee Benefit Plan

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. The Company made contributions in 2006 of approximately $15,000 for the 2005 plan year and $75,000 for the 2006 plan year.   In 2007, the Company made contributions of approximately $28,000 for the 2006 plan year and made contributions of approximately $75,000 for the 2007 plan year and has accrued a contribution of approximately $6,000 for the 2007 plan year which was paid in January 2008.

18.          Pension Plan

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

The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plan; amounts recognized in the Company’s consolidated financial statements; and the assumptions used in determining the actuarial present value of the benefit obligations as of December 31:

	2007	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$1,457,082	$1,520,238	$1,153,882
Service cost	1,759	1,794	249
Interest cost	75,633	66,903	57,554
Actuarial gain (loss)	(8,104)	(173,963)	261,181
Effect of exchange rate changes	109,169	42,110	47,372
Effect of curtailment	—	—	—
Benefits paid	—	—	—
Benefit obligation at end of year	1,635,539	1,457,082	1,520,238

Change in plan assets
Fair value of plan assets at beginning of year	440,790	390,708	342,194
Actual return of plan assets	11,441	9,474	8,261
Company contributions	44,397	40,608	40,253
Benefits paid	—	—	—
Fair value of plan assets at end of year	496,628	440,790	390,708

Funded status	(1,138,911)	(1,016,292)	(1,129,530)
Unrecognized actuarial loss (gain)	342,493	343,018	502,488
Unrecognized prior service (benefit) cost	—	—	—
Additional minimum liability	(342,493)	(343,018)	(502,488)
Unrecognized transition (asset) liability	—	—	—
Net amount recognized	(1,138,911)	$(1,016,292)	$(1,129,530)

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:
Discount rate	4.60%	4.60%	4.15%
Expected return on plan assets	4.00%	4.00%	4.5%
Rate of compensation increase	N/A	N/A	N/A

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	6.90%	8.20%	9.90%
Debt securities	89.50%	87.90%	85.20%
Other	3.60%	3.90%	4.90%
Total	100%	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	1,759	1,794	200
Interest cost on projected benefit obligations	75,634	66,903	46,240
Expected return on plan assets	—	—	76
Amortization of prior service costs	—	—	—
Amortization of actuarial loss	—	—	—
Net periodic benefit costs	77,393	68,697	46,516

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	4.60%	4.60%	4.15%
Expected return on plan assets	4.00%	4.00%	4.5%
Rate of compensation increase	N/A	N/A	N/A

The following discloses information about our defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	1,635,539	1,457,082	1,520,238
Accumulated benefit obligation	1,635,539	1,457,082	1,520,238
Fair value of plan assets	496,628	440,790	390,708

The following benefit payments are expected to be paid as follows:

2008	—
2009	—
2010	—
2011	—
2012	—
2013 — 2017	77,623

The Company expects to make contributions to the plan of approximately $32,500 during 2008.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The expected long-term return on plan assets is between 4.0% to 4.5%. The measurement date used to determine the benefit information of the plan was January 1, 2008.

19.                               Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for 2007 and 2006 (in thousands, except per share data):

	2007 (by quarter)
	1	2	3	4

Revenues	$1,336	$1,778	$3,510	$1,865
Cost of Sales	479	592	791	684
Operating expenses	3,084	2,513	2,308	2,536
Loss from Operations	(2,227)	(1,327)	411	(1,355)
Interest expense (income), net	243	(5)	(2)	(21)
Other expense (income), net	(38)	82	(6)	(16)
Loss from continuing operations	(2,432)	(1,404)	419	(1,317)
Discontinued operations	—	11	6	33
Net loss	(2,432)	(1,393)	425	(1,284)
Preferred dividends	(433)	(88)	(555)	(95)
Net loss	(2,865)	(1,481)	(130)	(1,379)

Net loss per share:
Loss from continuing operations	$(0.18)	$(0.09)	$0.03	$(0.08)
Discontinued operations	$—	$—	$—	$—
Preferred dividends	$(0.03)	$(0.01)	$(0.04)	$—
Net loss per share	$(0.21)	$(0.10)	$(0.01)	$(0.08)

	2006 (by quarter)
	1	2	3	4

Revenues	$2,765	$2,867	$2,177	$2,381
Cost of Sales	842	920	752	815
Operating expenses	3,241	2,992	2,923	2,778
Loss from Operations	(1,318)	(1,045)	(1,498)	(1,212)
Interest expense (income), net	26	157	156	226
Other expense (income), net	(69)	(37)	(5)	(8)
Loss from continuing operations	(1,275)	(1,165)	(1,649)	(1,429)
Discontinued operations	(73)	(159)	(114)	(62)
Net loss	(1,348)	(1,324)	(1,763)	(1,491)
Preferred dividends	(13)	(13)	(13)	(72)
Net loss	(1,361)	(1,337)	(1,776)	(1,563)

Net loss per share:
Loss from continuing operations	$(0.10)	$(0.09)	$(0.12)	$(0.11)
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.00)
Preferred dividends	$—	$—	$—	$—
Net loss per share	$(0.10)	$(0.10)	$(0.13)	$(0.11)

20.                               Subsequent Event

In March 2008, the Company and Sol Logic agreed to amend the Asset Purchase Agreement.  The Amendment provides that in consideration for the Acquired Assets, the Company issued to the Seller 677,940 shares of restricted common stock of the Company (the “Initial Shares”).  In addition to the Initial Shares, the Company will issue to Sol Logic certain additional shares upon achievement of a milestone.  In the event the Company’s revenues on certain specified products (the “Products”) equals or exceeds $3,000,000 for the six-month period commencing on March 6, 2008 and ending on September 6, 2008, the Company will issue Sol Logic that number of shares of the Company’s common stock (the “Additional Shares”) equal to (A) the quotient obtained by dividing $1,008,224 by the greater of (i) the volume weighted average closing price of the Company’s common stock (“Common Stock”) over the 20 trading-day period ending on the date immediately preceding the Additional Issuance Date and (ii) $1.10 (the “Additional Per Share Price”) and deposit into an escrow account (“the Escrow Account”) that number of shares of the Company’s common stock (the” Escrow Shares”) equal to the quotient obtained by dividing $913,700 by the Additional Per Share Price.  In the event the Company does not achieve the $3,000,000 product revenue milestone, the revenue determination period will be extended and the Company will issue Sol Logic the Additional Shares if the Company’s revenues on the Products equals or exceeds $5,000,000 for the 18-month period commencing on March 6, 2008 and ending on September 8, 2009.

On March 12, 2008, ImageWare Systems, Inc. (the “Company”) received $541,666 from the exercise of 541,666 warrants to purchase shares of the Company’s common stock, par value $0.01 per share. The warrants were originally issued in connection with a private placement of Common Stock to certain accredited investors (the “Investors”). The Financing was previously reported in a Current Report on Form 8-K filed on September 26, 2007. The Company agreed to reprice all warrants issued in the Financing, which originally had an exercise price of $1.67 per share, to an exercise price of $1.00 per share, in consideration for their immediate exercise (the “Warrant Repricing”) by the Investors who participated in the Warrant Repricing or their transferees, as applicable (the “Participating Investors”).

In connection with the Warrant Repricing, the Company also issued to the Participating Investors new warrants (the “Warrants”) to purchase up to an aggregate of 270,833 shares of Common Stock with an exercise price of $1.20 per share. The Warrants may be exercised at any time from March 12, 2008 until March 12, 2013. In addition, if the shares of Common Stock issuable upon exercise of the Warrants are not registered for resale with the Securities and Exchange Commission on or before the later of September 12, 2008 or the end of the applicable holding period for resales of securities by non-affiliates under Rule 144 of the Securities Act, but in any event no later than March 12, 2009, the Warrants may be exercised by the Participating Investors by “cashless” exercise.

The net proceeds to the Company from the Warrant Repricing, after deducting for expenses, were approximately $540,000. The Company intends to use the net proceeds from the Warrant Repricing to fund ongoing operations.