Form 10-K/A
period 2007-12-31
IMAGEWARE SYSTEMS INC
filed 2008-04-29
CIK 941685

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on April 15, 2008, and is being filed solely to amend (i) Item 1A to update risks related to the Registrant’s business and (ii) Item 5 to incorporate the stock performance graph in accordance with Item 201(e) of Regulation S-K and (iii) replace Part III, Item 10 through Item 14,  previously intended to be incorporated by reference to the definitive proxy statement for our annual meeting.  The required certifications are included with this amendment as Exhibits 31.1 and 31.2 of this amended report.

TABLE OF CONTENTS

PART I
Item 1A.	Risk Factors

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services
Item 15.	Exhibits
Signatures

PART I

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business

AMEX has notified us of its intent to remove our common stock from listing and registration on the exchange.

On April 25, 2008, we received a letter from the American Stock Exchange (“AMEX”) advising that a Listing Qualifications Panel of the AMEX Committee on Securities (the “Panel”) had affirmed the determination of the staff of the Listing Qualifications Department of AMEX (the “Staff”) to delist our common stock from AMEX as a result of our failure to comply with:  (A) Section 1003(a)(ii) of the AMEX Company Guide (the “Company Guide”), because we have shareholders’ equity of less than $4 million and and have sustained losses from continuing operations and net losses in three out of our four most recent fiscal years; and (B) Section 1003(a)(iii) of the Company Guide, because we have shareholders’ equity of less than $6 million and have sustained losses from continuing operations and net losses in our five most recent fiscal years.

Additionally, AMEX informed us that it will suspend trading in our common stock as soon as practicable and will file an application with the Securities and Exchange Commission ("SEC") to remove our common stock from listing and registration on AMEX when and if authorized by the SEC.

Upon delisting, our common stock may be eligible for quotation on the Over-the-Counter Bulletin Board ("OTCBB").  However, the delisting could adversely affect the public price of our common stock and limit our stockholders' ability to dispose of, or to obtain accurate quotations as to the prices of, our common stock. Moreover, our ability to obtain financing on favorable terms, or at all, may be adversely affected by the delisting because certain institutional investors that have policies against investments in companies that are not traded on a national securities exchange and other investors may refrain from purchasing our common stock because of the delisting.  Our ability to obtain financing may also be more limited in numerous states because we will no longer benefit from state exemptions from registration which are dependent upon the listing of our common stock on AMEX.

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

Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future. We may experience fluctuations in our quarterly results of operations as a result of:

•	varying demand for and market acceptance of our technology and products;

•	changes in our product or customer mix;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	our ability to successfully integrate acquired companies, products and technologies, including the assets acquired from Sol Logic;

•	our accounting and legal expenses; and

•	general economic conditions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Stock Performance Graph.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934 except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares ImageWare Systems Inc.’s cumulative 5-year total shareholder return relative to the cumulative total returns of the S&P 500 Index and the AMEX Computer Technology Index.  The graph tracks the performance of a $100 investment in our common stock and each of the referenced indexes from December 31, 2002 through December 31, 2007.  The comparisons in the graph below are based on historical data and are not indented to forecast the possible performance of our common stock.

	Dec. 31, 2002	Dec. 31, 2003	Dec 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007

ImageWare	$100.00	$98.36	$99.67	$64.26	$55.74	$50.16
S&P 500	$100.00	$126.38	$137.75	$141.88	$161.20	$166.89
AMEX Computer Technology Index	$100.00	$142.87	$143.54	$144.12	$158.04	$189.26

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

The following table sets forth information regarding our directors as of April 1, 2008:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	54	Chief Executive Officer and Chairman of the Board of Directors
Mr. John Callan	61	Director
Mr. David Carey	63	Director
Mr. Guy Steven Hamm	60	Director
Mr. John Holleran	81	Director
Mr. David Loesch	63	Director

On March 16, 2008, Mr. Patrick Downs, a member of our board of directors, passed away.  We have not yet filled the vacancy resulting from Mr. Downs’ untimely passing.

S. James Miller, Jr. has served as our Chief Executive Officer since 1990 and Chairman of the Board since 1996. He also served as our President from 1990 until 2003. From 1980 to 1990, Mr. Miller was an executive with Oak Industries, Inc., a manufacturer of components for the telecommunications industry. While at Oak Industries, Mr. Miller served as a director and as Senior Vice President, General Counsel, Corporate Secretary and Chairman/President of Oak Industries’ Pacific Rim subsidiaries. He has a J.D. from the University of San Diego School of Law and a B.A. from the University of California, San Diego.

John Callan was appointed to the Board in September 2000. Since February 2007, Mr. Callan has served as Vice President, Strategy and Business Development at DHL Global Mail, Americas. From March 2006 to February 2007, Mr. Callan served DHL Global Mail as Vice President - Domestic Product Management. From 2001 to 2006, Mr. Callan served as Principal of Ursa Major Associates, LLC, the logistics strategy consulting firm he co-founded. From 1997 to 2002, he was an independent business strategy consultant in the imaging and logistics fields. From 1995 to 1997, Mr. Callan served as Chief Operating Officer for Milestone Systems, a shipping systems software company. From 1987 to 1995, he served as Director of Entertainment Imaging at Polaroid Corporation. Mr. Callan is a graduate of the University of North Carolina.

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

Guy Steven Hamm was appointed to the Board in October 2004. Mr. Hamm served Aspen Holding, a privately held insurance provider, as CFO from December 2005 to February 2007. In 2002, Mr. Hamm retired from PricewaterhouseCoopers, where he was a national partner-in-charge of middle market. Mr. Hamm was instrumental in growing the Audit Business Advisory Services (ABAS) Middle Market practice at PricewaterhouseCoopers, where he was responsible for $300 million in revenue and more than 100 partners. Mr. Hamm is a graduate of San Diego State University.

John Holleran was appointed to the Board in May 1996. Since 1974, Mr. Holleran has been a management and investment consultant. Prior to consulting, Mr. Holleran served as the Chief Financial Officer, Executive Vice President and Chief Operating Officer of Southwest Gas Corporation. He served as Executive Vice President of the Hawaii Corporation, a diversified holding company, and as President and Chairman of Property Research Financial Corporation, a real estate investment and syndication firm, from 1972 to 1974. Mr. Holleran has also served as a director of Kilroy Industries, a national office building and office park developer, as a director of Walker & Lee, a national full service real estate firm, and as a director of NTN Communications, Inc., a company engaged in the interactive television business. Mr. Holleran is a graduate of Woodbury University.

David Loesch was appointed to the Board in September 2001 after 29 years of service as a Special Agent with the Federal Bureau of Investigations (“FBI”). At the time of his retirement from the FBI, Mr. Loesch was the Assistant Director in Charge of the Criminal Justice Information Services Division of the FBI. Mr. Loesch was awarded the Presidential Rank Award for Meritorious Executive in 1998 and has served on the board of directors of the Special Agents Mutual Benefit Association since 1996. He is also a member of the International Association of Chiefs of Police and the Society of Former Special Agents of the FBI, Inc. Mr. Loesch served in the United States Army as an Officer with the 101st Airborne Division in Vietnam. He holds a Bachelor’s degree from Canisius College and a Master’s degree in Criminal Justice from George Washington University. Mr. Loesch is currently a private consultant on public safety and criminal justice solutions.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions for our executive officers and certain significant employees not discussed above as of April 1, 2008:

Name	Age	Principal Position(s) Held With the Company
Mr. Wayne Wetherell	55	Sr. Vice President, Administration, Chief Financial Officer, Secretary and Treasurer
Mr. Charles AuBuchon	64	Vice President, Business Development
Mr. David Harding	38	Vice President and Chief Technical Officer

Wayne Wetherell has served as our Senior Vice President, Administration and Chief Financial Officer since May 2001 and additionally as our Secretary and Treasurer since October 2005. From 1996 to May 2001, he served as Vice

President of Finance and Chief Financial Officer. From 1991 to 1996, Mr. Wetherell was the Vice President and Chief Financial Officer of Bilstein Corporation of America, a manufacturer and distributor of automotive parts. Mr. Wetherell holds a B.S. degree in Management and an M.S. degree in Finance from San Diego State University.

SIGINIFICANT EMPLOYEES

Chuck AuBuchon has served as our Vice President, Business Development since January 2007. From 2004 to 2007 he served as Vice President, Sales. From 2003 to 2004, he served as Director of North American Sales. From 2000 to 2003, Mr. AuBuchon was Vice President Sales & Marketing at Card Technology Corporation, a manufacturer of Card Personalization Systems, where he was responsible for distribution within the Americas, Asia Pacific and EMEA (Europe, Middle East and Africa) regions. From 1992 to 2000, Mr. AuBuchon held various sales management positions, including Vice President Sales and Marketing, for Gemplus and Datacard. Mr. AuBuchon is a graduate of Pennsylvania State University.

David Harding has served as our Vice President and Chief Technology Officer since January 2006. Before joining us, Mr. Harding was the Chief Technology Officer at IC Solutions, Inc., where he was responsible for all technology departments including the development and management of software development, IT and quality assurance as well as their respective hardware, software and human resource budgets from 2001 to 2003. He was the Chief Technology Officer at Thirsty.com from 1999 to 2000, the Chief Technology Officer at Fulcrum Point Technologies, Inc., from 1996 to 1999, and consultant to Access360, which is now part of IBM/Tivoli, from 1995 to 1996.

COMPLIANCE WITH FEDERAL SECURITIES LAWS

 Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

 To our knowledge, based solely upon review of the copies of such reports furnished to us during the fiscal year ended December 31, 2007, no director, officer or beneficial holder of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year

CODE OF ETHICS

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

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accountants. The Audit Committee also monitors the integrity of the company’s financial statements and the independence and performance of the independent registered public accountants and reviews our financial reporting processes. The Audit Committee reviews and reports to the Board of Directors the scope and results of audits by the company’s independent registered public accountants and reviews other professional services rendered by the company’s independent registered public accountants. It reviews transactions between the company and our directors and officers, the company’s policies regarding those transactions and compliance with our Ethics Code and conflict of interest policies.

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

The Audit Committee met four times during 2007.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW OF COMPENSATION PROGRAM AND PHILSOSPHY

Our compensation program is intended to support the achievement of our specific annual and long-term operational and strategic goals by attracting and rewarding employees for superior results. A key objective of the program is to align executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.

The Compensation Committee of our Board of Directors has responsibility for establishing, implementing and monitoring adherence to the Company’s compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

The Compensation Committee evaluates both performance and compensation in an effort to ensure that we maintain our ability to attract and retain individuals of superior ability and managerial talent in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes executive compensation packages we provide to our executive officers should include both cash and stock-based compensation that rewards individual and corporate performance as measured against established goals.

ROLE OF EXECUTIVE OFFICERS IN COMPENSATION DECISIONS

The Compensation Committee makes all compensation decisions for our executive officers. Regarding the establishment of base salary levels payable throughout 2007 and cash and equity incentives in respect of 2007 performance, our Chief Executive Officer, S. James Miller, provided input and arranged for the Compensation Committee to have access to our records and personnel for purposes of its deliberations. Our Sr. Vice President Administration, Chief Financial Officer, Secretary and Treasurer, Wayne G. Wetherell, also provided input to the Compensation Committee to this end. With respect to compensation levels of executive officers in 2008 with respect to 2007 performance, S. James Miller reviewed the performance of each executive officer (other than his own, which was reviewed by the Compensation Committee) and provided such input and observations to the Compensation Committee. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments for 2008 for 2007 performance, were presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executive officers.

SETTING EXECUTIVE COMPENSATION

Based on the foregoing objectives, the Compensation Committee has structured our annual and long-term incentive-based cash and non-cash executive compensation in an effort to motivate our executive officers to achieve the business goals set by us and reward them for achieving such goals. In furtherance of these objectives, in 2005 the Compensation Committee engaged Compensia, an outside consulting firm, to assess and evaluate its total compensation program for our executive officers and provide the Compensation Committee with relevant market data and recommendations to consider when developing compensation packages for the executive officers. Compensia provided market data for peer-group companies such as ActiveCard, Authentidate Holding Corp., CAM Solutions, Cogent, Connetix, CSP, Identix, IPIX, Lasercard, Loudeye, Merge Technologies, Raining Data, SAFLINK, Smith Micro Software, Vasco Data, Viewpoint and Viisage Technology.

Management plays a significant role with respect to the process of setting compensation for executive officers, other than the Chairman and Chief Executive Officer, by:

•	providing performance evaluations;
•	developing and recommending targets for performance and objectives; and
•	recommending salary levels, incentives and equity awards.

Management provides the Compensation Committee and the Board of Directors with material for each Compensation Committee meeting and the Chairman and Chief Executive Officer, at the Compensation Committee’s request to provide:

•	background relative to strategic objectives;
•	discussion relative to performance evaluations of the executive officers; and
•	compensation recommendations as to executive officers (other than himself).

In making compensation decisions, the Compensation Committee compared each element of the executive’s total compensation package with the research and recommendations of Compensia.

The Compensation Committee believes that we compete with many companies for top executive-level talent. Accordingly, the Compensation Committee strives to implement compensation packages for our executive officers that are competitive with total compensation paid to similarly situated executives. Variations to this objective may occur as dictated by the experience level of the individual and market factors. A significant percentage of total compensation for our executive officers is allocated to incentives as a result of the philosophy mentioned above. Nevertheless, strictly speaking, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Income from such incentive compensation is realized as a result of our performance the individual’s performance, depending on the type of award, compared to established goals.

2007 EXECUTIVE COMPENSATION COMPENENTS

For the fiscal year ended December 31, 2007, the principal components of compensation for executive officers were:

•	base salary; and
•	long-term equity incentive compensation in the form of stock options and restricted stock.

Base Salary. We provide our executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility by using market data.

During its review of base salaries for executive officers for 2007, the Compensation Committee primarily considered:

•	market data provided by our outside consultant and data published by independent third-party sources;
•	internal review of the executive’s compensation, both individually and relative to other executive officers; and
•	individual performance and responsibility of the executive.

Salary levels for named executives not under employment contracts are considered annually as part of our performance review process as well as upon a promotion or other material change in job responsibility. Merit-based increases to salaries of executive officers are determined upon assessment of the individual’s performance and responsibility.

Long-Term Equity Incentive Compensation. Our long-term incentive compensation program is designed to recognize the executive’s scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executives with our stockholders and retain the executives through the term of the awards. When making equity-award decisions, the Compensation Committee considers market data, the grant size, the forms of long-term equity compensation available to it under existing plans and the status of awards granted in previous years. The amount of equity incentive compensation granted in 2007 was based upon our strategic, operational and financial performance overall and reflects the executives’ expected contributions to our future success. Existing ownership levels are not a factor in award determination, as the Compensation Committee does not want to discourage executives from holding significant amounts of our stock.

Effective January 1, 2006, we adopted the requirements of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to estimate the fair value of share-based payment option awards on the date of grant using an option-pricing model. The value of the awards that are ultimately expected to vest are recognized as compensation expense over the requisite service periods using the straight-line method. When determining the appropriate form of incentive award (for example whether stock options, restricted stock, restricted stock units, or stock appreciation rights, each of which our Amended and Restated 1999 Stock Award Plan (the “1999 Plan”) permits, should be used) the Compensation Committee’s goal is to weigh the cost of these grants with their potential benefits as a compensation tool.

Retirement and Other Benefits. All of our employees in the United States are eligible to participate in the 401(k) Savings Plan (the “Savings Plan”). The Savings Plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees, including the named executive officers, are able to contribute. The Savings Plan provides for annual contributions by us of 50% of employee contributions not to exceed 8% of employee compensation. Participants may contribute up to 100% of the annual contribution limitations determined by the Internal Revenue Service. Employees are fully vested in their share of our contributions after the completion of five years of service.

Tax and Accounting Implications. As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. To qualify for deductibility under Section 162(m), compensation in excess of $1,000,000 per year paid to the named executive officers at the end of such fiscal year generally must be “performance-based” compensation as determined under Section 162(m). The Compensation Committee generally intends to comply with the requirements for full deductibility of executive compensation under Section 162(m). However, the Compensation Committee will balance the costs and burdens involved in such compliance against the value to us and our stockholders of the tax benefits that we would obtain as a result, and may in certain instances pay compensation that is not fully deductible if, in its determination, such costs and burdens outweigh such benefits.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our Chief Executive Officer, our Chief Financial Officer, the person who was, at December 31, 2007, one of our most highly compensated executive officers during 2007, and two of our significant employees who were not serving as executive officers at December 31, 2007, collectively referred to as our named executive officers.

			Stock		Option		All Other
Name and Principal Position	Year	Salary	Awards		Awards(1)(2)		Compensation		Total

S. James Miller, Jr. Chairman of the Board and Chief Executive Officer	2007	$314,791	$126,119	(3)	$52,325		$12,244	(4)	$505,479
	2006	299,230	167,540	(3)	168,648	(5)	12,015	(6)	647,433

Wayne G. Wetherell Senior Vice President Administration, Chief Financial Officer, Secretary, and Treasurer	2007	186,631	67,136	(7)	35,588		10,019	(8)	299,374
	2006	177,022	75,702	(7)	91,079	(5)	—		343,803

William Willis (9) Executive Vice President Sales	2007	225,000	—		58,585		—		283,585
	2006	229,917	—		100,780	(5)	—		330,697

Charles AuBuchon Vice President Business Development	2007	155,581	—		62,439		—		218,020
	2006	152,600	—		117,557	(5)	—		270,157

David Harding Vice President and Chief Technical Officer	2007	182,132	—		48,251		—		230,383
	2006	138,107	—		36,052	(5)	—		174,159

(1)	All option awards were granted under the 1999 Plan.

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with the provisions of SFAS 123R and thus may include amounts from awards granted prior to 2007. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 64.4% to 98.5%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by us as computed by this method ranges from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in our Black-Scholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 10% for corporate officers, 4% for members of the Board of Directors and 24% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)
Represents the quarterly vesting of 124,162 restricted shares granted on March 30, 2004, and the vesting of 109,700 restricted shares granted on September 27, 2005 for Mr. Miller. The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

(4)	Consists of $9,000 in 401(K) matching contributions, $1,244 in life insurance premiums and $2,000 in club membership.

(5)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with the provisions of SFAS 123R and thus may include amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in our annual report on Form 10-K filed with the SEC on April 17, 2007.

(6)	Consists of $8,800 in 401(K) matching contributions, $1,215 in life insurance premiums and $2,000 in club membership.

(7)
Represents the quarterly vesting of 80,281 restricted shares granted on March 30, 2004 and the vesting of 52,600 restricted shares granted on September 27, 2005. The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

(8)	Consists of $7,221 in 401(K) matching contributions, $798 in life insurance premiums and $2,000 in club membership.

(9)	Mr. Willis resigned from the Company on March 31, 2008.

2007 GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in 2007 under our plans.

		All Other
		Stock
		Awards:	Exercise or	Grant Date
		Number of	Base	Fair Value
		Securities	Price of	of Stock
	Grant	Underlying	Option	and Option
Name	Date	Options(1)	Awards ($/Sh)(2)	Awards(3)

S. James Miller, Jr.	4/3/2007	18,000	$2.49	$37,296

Wayne Wetherell	4/3/2007	15,000	$2.49	31,080

Charles AuBuchon	4/3/2007	10,000	$2.49	20,720

William Willis (4)	4/3/2007	20,000	$2.49	41,440

David Harding	4/3/2007	25,000	$2.49	51,800

(1) The shares subject to each option vest over a three year period, with 33 1/3% of the shares subject to each option vesting on each anniversary at the grant date. The options expire ten years from the date of grant.
(2) The exercise price is the closing price of our common stock on the date of grant.
(3) The fair value of our stock options is computed using the Black-Scholes valuation model.
(4) Mr. Willis resigned from the Company on March 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the named executive officers outstanding as of December 31, 2007.

	Option Awards					Stock Awards
	Number of		Number of					Market
	Securities		Securities			Number of		Value of
	Underlying		Underlying			Shares or		Shares or
	Unexercised		Unexercised			Units of		Units of
	Unearned		Unearned	Option		Stock That		Stock That
	Options:		Options:	Exercise	Option	Have Not		Have Not
	#		#	Price	Expiration	Vested		Vested
Name	Exercisable		Unexercisable	($)	Date	(#)		($)
S. James Miller, Jr.	75,000		—	$3.00	9/12/2011	27,423	(8)	$41,957
	25,000		—	$1.97	5/28/2013
	100,000		—	$2.40	10/28/2014
	75,001	(1)	24,999	$2.62	8/16/2015
	82,277	(2)	27,423	$2.36	9/27/2015
	0	(3)	18,000	$2.49	9/12/2017

Wayne G. Wetherell	25,000		—	$3.00	9/12/2011	13,149	(8)	$20,118
	10,000		—	$1.97	5/28/2013
	50,000		—	$2.40	10/28/2014
	45,000	(1)	15,000	$2.62	8/16/2015
	39,451	(2)	13,149	$2.36	9/27/2015
	0	(3)	15,000	$2.36	9/12/2017

William Willis (4)	67,500		—	$2.65	10/1/2013
	50,000		—	$2.30	10/15/2014
	45,000	(1)	15,000	$2.62	8/16/2015
	35,000		25,000	$1.99	1/13/2016
	0	(3)	20,000	$2.36	9/12/2017

Charles AuBuchon	10,000		—	$3.00	12/31/2013
	40,000		—	$2.30	10/15/2014
	20,000	(6)	10,000	$3.19	4/1/2015
	45,000	(1)	15,000	$2.62	8/16/2015
	35,000	(5)	25,000	$1.99	1/13/2016
	0	(3)	10,000	$2.36	9/12/2017

David Harding	58,375	(7)	41,625	$1.65	1/31/2016
	0	(3)	25,000	$2.36	9/12/2017

(1)	These options vest over three years with one third vesting 8/16/2006 and the remainder vesting in equal quarterly installments thereafter.
(2)	These options vest over three years with one third vesting 9/27/2006 and the remainder vesting in equal quarterly installments thereafter.
(3)	These options vest over three years with one third vesting 4/2/2008 and the remainder vesting in equal quarterly installments thereafter.
(4)	Mr. Willis resigned from the Company on March 31, 2008.
(5)	These options vest over three years with one third vesting 1/13/2007 and the remainder vesting in equal quarterly installments thereafter.
(6)	These options vest over three years with one third vesting on each of 4/1/2006, 4/1/2007 and 4/1/2008.
(7)	These options vest over three years with one third vesting 1/31/2007 and the remainder vesting in equal quarterly installments thereafter.
(8)	These stock grants vest over three years with one third vesting 9/27/2006 and the remainder vesting in equal quarterly installments thereafter.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding exercises of stock options and vesting of stock for each of the named executive officers during 2007.

	Stock Awards
	Number of
	Shares	Value
	Acquired on	Realized
Name	Vesting	on Vesting

S. James Miller, Jr.(1)	46,909	$126,119

Wayne G. Wetherell(2)	24,223	67,136

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

EMPLOYMENT CONTRACTS

Employment Agreement with S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller will serve as President and Chief Executive Officer. This agreement is for a three-year term ending September 30, 2008. This agreement provides for annual base compensation in the amount of $291,048, which amount will be increased based on cost-of-living increases. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months’ base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

Employment Agreement with Wayne Wetherell. On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement is for a three-year term ending September 30, 2008. This agreement provides for annual base compensation in the amount of $174,100, which amount will be increased based on cost-of-living increases and may also be increased based on performance reviews. Under this agreement, we will reimburse Mr. Wetherell for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Wetherell will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twelve months; (ii) continuation of Mr. Wetherell’s fringe benefits and medical insurance for a period of three years; (iii) immediate vesting of 50% of Mr. Wetherell’s outstanding stock options and restricted stock awards. In the event that Mr. Wetherell’s employment is terminated within six months prior to or thirteen months following a change of control (defined below),

Mr. Wetherell is entitled to the severance benefits described above, except that 100% of Mr. Wetherell’s outstanding stock options and restricted stock awards will immediately vest.

Change of Control and Severance Benefits Agreement with Charles AuBuchon. On October 31, 2005, we entered into a Change of Control and Severance Benefits Agreement with Mr. Charles AuBuchon, our Vice President of Sales. This agreement has a three-year term, commencing on October 31, 2005. Subject to the conditions and other limitations set forth therein, Mr. AuBuchon will be entitled to the following severance benefits if we terminate his employment without cause prior to the closing of any change of control transaction: (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of Mr. AuBuchon’s health insurance benefits until the earlier of six (6) months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage. In the event that Mr. AuBuchon’s employment is terminated within the twelve months following a change of control, he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable. Mr. AuBuchon’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

Change of Control and Severance Benefits Agreement with David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement has a three-year term, commencing on May 21, 2007. Subject to the conditions and other limitations set forth therein, Mr. Harding will be entitled to the following severance benefits if we terminate his employment without cause prior to the closing of any change of control transaction: (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of Mr. Harding’s health insurance benefits until the earlier of six (6) months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage. In the event that Mr. Harding’s employment is terminated within the twelve months following a change of control, he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable. Mr. Harding’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

For purposes of each of the above-referenced agreements, termination for “cause” generally means the executive’s commission of an act of fraud or similar conduct which is intended to result in substantial personal enrichment of the executive, conviction or plea of nolo contendere to a felony, gross negligence or breach of fiduciary duty that results in material injury to us, material breach of the executive’s proprietary information agreement that is materially injurious to us, willful and material failure to perform his duties as an officer or employee of ours or material breach of his employment agreement and the failure to cure such breach in a specified period of time or a violation of a material policy of ours that is materially injurious to us. A “change in control” as used in these agreements generally means the occurrence of any of the following events: (i) the acquisition by any person or group of 50% or more of our outstanding voting stock, (ii) the consummation of a merger, consolidation, reorganization, or similar transaction other than a transaction: (1) in which substantially all of the holders of our voting stock hold or receive directly or indirectly 50% or more of the voting stock of the resulting entity or a parent company thereof, in substantially the same proportions as their ownership of the Company immediately prior to the transaction; or (2) in which the holders of our capital stock immediately before such transaction will, immediately after such transaction, hold as a group on a fully diluted basis the ability to elect at least a majority of the directors of the surviving corporation (or a parent company); (iii)  there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of us and our Subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of us and our Subsidiaries to an entity, 50% or more of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or (iv)  individuals who, on the date the applicable agreement was adopted by the Board, are Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Directors; provided, however, that if the appointment or election (or nomination for election) of any new Director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of the applicable agreement, be considered as a member of the Incumbent Board.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables summarize the potential payments to certain of our named executive officers upon a termination of employment or a change in control. The amounts shown in the tables are only estimates and apply the assumption that employment terminated on December 31, 2007. The calculations of payments related to equity reflect the closing price of our common stock on December 31, 2007 on the AMEX. The amounts set forth below do not include accrued obligations such as salary and other amounts payable with respect to days previously worked, accrued vacation time and other accrued amounts that were fully earned and vested as of December 31, 2007, and would be payable in connection with the executive’s employment.

S. James Miller, Jr. The following table describes the potential payments upon termination or a change in control for Mr. Miller, our Chief Executive Officer.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$623,976	(2)	$623,976	(2)
Equity	$—	$20,979	(3)(4)	$41,957	(3)(4)
Fringe Benefits	$—	$66,469	(5)	$66,469	(5)

(1)	For purposes of this analysis, we assumed Mr. Miller’s compensation is based on his current base salary of $311,988.

(2)	Mr. Miller’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal to two times annual compensation.

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

(4)
This amount was calculated from the unexercised unexercisable stock options and unvested stock awards held by Mr. Miller on December 31, 2007. The stock option award amount was calculated by multiplying the number of securities underlying the unexercised unexercisable options by the difference between the option price and the price per share of common stock on the date of termination. The unvested stock award amount was calculated by multiplying the number of unvested shares of stock by the price per share on the date of termination.

(5)	Mr. Miller’s fringe benefits consist of medical and life insurance for a period of three years.

Wayne G. Wetherell. The following table describes the potential payments upon termination or a change in control for Mr. Wetherell, our Sr. Vice President Administration, Chief Financial Officer, Secretary and Treasurer.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$186,660	(2)	$186,660	(2)
Equity	$—	$10,059	(3)(4)	$20,118	(3)(4)
Fringe Benefits	$—	$70,517	(5)	$70,517	(5)

(1)	For purposes of this analysis, we assumed Mr. Wetherell’s compensation is based on his current base salary of $186,660.

(2)	Mr. Wetherell’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal to the amount of his annual compensation.

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

(4)
This amount was calculated from the unexercised unexercisable stock options and unvested stock awards held by Mr. Wetherell on December 31, 2007. The stock option award amount was calculated by multiplying the number of securities underlying the unexercised unexercisable options by the difference between the option price and the price per share of common stock on the date of termination.  The unvested stock award amount was calculated by multiplying the number of unvested shares of stock by the price per share on the date of termination.

(5)	Mr. Wetherell’s fringe benefits consist of medical and life insurance for a period of three years.

Charles AuBuchon. The following table describes the potential payments upon termination or a change in control for Mr. AuBuchon, our Vice President Business Development.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$77,500	(2)	$77,500	(2)
Equity	$—	$—		$—
Fringe Benefits	$—	$13,868	(3)	$13,868	(3)

(1)	For purposes of this analysis, we assumed Mr. AuBuchon’s compensation is based on his current base salary of $155,000.

(2)	Mr. AuBuchon’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal to six months of annual compensation.

(3)	Mr. AuBuchon’s fringe benefits consist of medical and life insurance for a period of six months.

David Harding. The following table describes the potential payments upon termination or a change in control for Mr. Harding, our Vice President and Chief Technical Officer.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$92,500	(2)	$92,500	(2)
Equity	$—	$—		$—
Fringe Benefits	$—	$6,495	(3)	$6	(3)

(1)	For purposes of this analysis, we assumed Mr. Harding’s compensation is based on his current base salary of $185,000.

(2)	Mr. Harding’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal to six months of annual compensation.

(3)	Mr. Harding’s fringe benefits consist of medical and life insurance for a period of six months.

DIRECTOR COMPENSATION

Each of our non-employee directors receives a monthly retainer of $2,000 for serving on the Board. Board members who also serve on the Audit Committee receive additional monthly compensation of $458.33 for the Chairman and $208.33 for the remaining members of the Audit Committee. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2007, the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was $153,500.

Each of our non-employee directors are also eligible to receive stock option grants under the 1999 Plan. Options granted under the 1999 Plan are intended by us not to qualify as incentive stock options under the Code.

The term of options granted under the 1999 Plan is 10 years. In the event of a merger of us with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving us, an equivalent option will be substituted by the successor corporation, provided, however, that we may cancel outstanding options upon consummation of the transaction by giving at least thirty (30) days notice.

During the last fiscal year, we granted 30,000 options under the 1999 Plan to our non-employee directors. The fair market value of the common stock underlying such options on the date of grant is based on the closing sales price reported on AMEX for the date of each such grant, as detailed in the following table:

Name (1)	Option Awards (number of shares)	Exercise Price Per Share	Fair Market Value on Option Grant Date (2)

John Callan	5,000	$2.49	$2.49

Patrick Downs(3)	5,000	2.49	2.49

John Holleran	5,000	2.49	2.49

David Loesch	5,000	2.49	2.49

Guy Steven Hamm	5,000	2.49	2.49

David Carey	5,000	2.49	2.49

(1)	As of December 31, 2007, no options had been exercised by non-employee directors under any plans maintained by us.

(2)	The fair market value of the common stock underlying such options on the date of grant is based on the closing sales price reported on AMEX for the date of each such grant.

(3)	Mr. Downs passed away on March 16, 2008.

The following table sets forth the compensation of our directors for the 2007 fiscal year.

Name and Principal Position	Fees Earned or Paid in Cash	Option Awards(1)(2)(3)	Total

John Callan	$24,000	$8,114	$32,114

Patrick Downs	24,000	9,620	33,620

John Holleran	26,500	8,114	34,614

David Loesch	26,500	9,670	36,170

Guy Steven Hamm	28,500	5,828	34,328

David Carey	24,000	7,589	31,589

(1)	The grant date per share fair value of options issued to Messrs. Callan, Downs, Holleran, Loesch, Hamm and Carey in 2007 was $1.54.

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with the provisions of SFAS 123R and thus may include amounts from awards granted prior to 2007. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 64.4% to 98.5%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by us as computed by this method ranges from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in our Black-Scholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 10% for corporate officers, 4% for members of the Board of Directors and 24% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)
The aggregate number of stock option awards outstanding at the end of fiscal 2007 for each director were as follows: John Callan (37,535); Patrick Downs (41,261); John Holleran (35,261); David Loesch (42,000); Guy Steven Hamm (22,000); and David Carey (15,000).

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2008, with respect to the beneficial ownership of shares of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of our common stock , (ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group.

Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class (2)
Directors and Named Executive Officers:
S. James Miller, Jr.(3)	694,442	3.7
John Callan(4)	70,967	*
David Carey(5)	13,340	*
G. Steve Hamm(6)	17,424	*
John Holleran(7)	29,355	*
David Loesch(8)	43,679	*
Wayne Wetherell(9)	325,180	1.8
William Willis(10)	224,172	1.2
Charles AuBuchon(11)	203,336	1.1
David Harding (12)	83,425	*
Total Shares Held By Directors and Executive Officers	1,705,320	8.7
5% Stockholders:
Gruber & McBaine Capital Management LLC 50 Osgood Place San Francisco, CA(13)	4,249,916	22.4
Harvey and Helen Kohn (14)	1,025,808	5.5

*	Less than one percent.

(1)
This table is based our records and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address for each listed stockholder is c/o ImageWare Systems, Inc., 10883 Thornmint Road, San Diego, CA 92127.

(2)	The percentages set forth below are based on 18,332,788 shares of common stock outstanding as of March 31, 2008.

(3)
Mr. Miller serves as the Chairman of our Board of Directors and our Chief Executive Officer. Includes 84,680 shares held jointly with spouse and by sons and 389,085 options exercisable within 60 days of March 31, 2008.

(4)	Includes 30,967 options exercisable within 60 days of March 31, 2008.

(5)	Includes 8,340 options exercisable within 60 days of March 31, 2008.

(6)	Includes 17,424 options exercisable within 60 days of March 31, 2008.

(7)	Includes 28,693 options exercisable within 60 days of March 31, 2008.

(8)	Includes 34,679 options exercisable within 60 days of March 31, 2008.

(9)	Includes 188,834 options exercisable within 60 days of March 31, 2008.

(10)	Includes 224,172 options exercisable within 60 days of March 31, 2008.

(11)	Includes 183,336 options exercisable within 60 days of March 31, 2008.

(12)	Includes 83,425 options exercisable within 60 days of March 31, 2008 .

(13)	Based on certain of our records and Schedule 13G filed with the SEC on January 29, 2008. Includes 610,164 shares issuable upon exercise of warrants.

(14)	Based on Schedule 13G filed with the SEC on June 12, 2007. Includes 385,748 shares issuable upon exercise of warrants.

The following table sets forth additional information as of December 31, 2007, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1994 Employee Stock Option Plan	24,250	$2.15	—
1999 Stock Award Plan amended and restated as of June 7, 2005	1,378,495	$2.19	1,035,208
Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	345,654	$2.89	—
Total	1,748,399	$2.33	1,035,208

DESCRIPTION OF EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS.

2001 Equity Incentive Plan.

On September 12, 2001, our Board of Directors adopted the 2001 Equity Incentive Plan (the “2001 Plan”). Under the terms of the 2001 Plan, we may issue stock awards to our employees, directors and consultants, and such stock awards may be given for non-statutory stock options (options not intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Code), stock bonuses, and rights to acquire restricted stock. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table above.

The 2001 Plan is administered by the Board of Directors or a Committee of the Board as provided in the 2001 Plan. Options granted under the 2001 Plan shall not be less than 85% of the market value of our common stock on the date of the grant, and, in some cases, may not be less than 110% of such fair market value. The term of options granted under the 2001 Plan as well as their vesting are determined by the Board and to date, options have been granted with a ten-year term and vesting over a three-year period. While the Board may suspend or terminate the 2001 Plan at any time, if not terminated earlier, it will terminate on the day before its tenth anniversary of the date of adoption. The Board has determined not to issue any future awards under the 2001 Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

On November 14, 2006, we entered into a Securities Purchase Agreement with certain accredited investors (the “Series C Investors”) pursuant to which we issued an aggregate of 2,300 shares of our Series C 8% Convertible Preferred Stock (the “Series C Preferred Stock”) and issued to the Series C Investors warrants to purchase up to an aggregate of 115,000 shares of the Company’s common stock, for aggregate gross proceeds of $2,300,000 (the “Series C Financing”).

On March 9, 2007, we entered into a Securities Purchase Agreement with certain accredited investors (the “Series D Investors”) pursuant to which we issued an aggregate of 1,500 shares of our Series D 8% Convertible Preferred Stock (the “Series D Preferred Stock”) and issued to the Series D Investors warrants to purchase up to an aggregate of 59,207 shares of our common stock, for aggregate gross proceeds of $1,500,000 (the “Series D Financing”).

On September 25, 2007, we entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which we sold to the Investors an aggregate of 2,016,666 shares of our common stock, and issued to the Investors warrants (the “September 2007 Investor Warrants”) to purchase up to an aggregate of 1,008,333 shares of our common stock, for aggregate gross proceeds of approximately $3,000,000 (the “September 2007 Private Placement”).

On March 12, 2008, we agreed to reduce the price of the September 2007 Investor Warrants, which initially had an exercise price of $1.67 per share, to an exercise price of $1.00 per share, in consideration for their immediate exercise (the “Warrant Repricing”) by the Investors who participated in the Warrant Repricing (the “Participating Investors”).  In addition, we also issued to the Participating Investors new warrants to purchase up to an aggregate of 270,833 shares of our common stock.  We received aggregate gross proceeds of $541,666 from the Warrant Repricing.

Gruber & McBaine Capital Management, LLC and its affiliates, which include Lagunitas Partners, LP and Gruber & McBaine International, beneficially own more than 10% of our issued and outstanding common stock. J. Patterson McBaine, together with Jon D. Gruber, exercises voting and investment control over the shares held by Gruber & McBaine Capital Management, LLC, Lagunitas Partners, LP, and Gruber & McBaine International.

Gruber & McBaine International purchased 400 shares of Series C Preferred Stock and warrants to purchase 20,000 shares of common stock in the Series C Financing; 135 shares of Series D Preferred Stock and warrants to purchase 5,328 shares of common stock in the Series D Financing; and 60,000 shares of common stock and warrants to purchase 30,000 shares of common stock in the September 2007 Private Placement.

Lagunitas Partners LP purchased 1,200 shares of Series C Preferred Stock and warrants to purchase 60,000 shares of common stock in the Series C Financing; 440 shares of Series D Preferred Stock and warrants to purchase 17,368 shares of common stock in the Series D Financing; and 240,000 shares of common stock and warrants to purchase 120,000 shares of common stock in the September 2007 Private Placement.

J. Patterson McBaine purchased 400 shares of Series C Preferred Stock and warrants to purchase 20,000 shares of common stock in the Series C Financing; 100 shares of Series D Preferred Stock and warrants to purchase 3,947 shares of common stock in the Series D Financing; and 50,000 shares of common stock and warrants to purchase 25,000 shares of common stock in the September 2007 Private Placement.

In addition to the employment agreements with Messrs. Miller and Wetherell and the Change of Control and Severance Benefits Agreements with Messrs. AuBuchon and Harding, we have entered into indemnity agreements with certain officers and directors that provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

As provided in the charter of our Audit Committee, it is our policy that we will not enter into any transactions required to be disclosed under Item 404 of the SEC’s Regulation S-K unless the Audit Committee or another independent body of our Board of Directors first reviews and approves the transactions.

In addition, pursuant to our Code of Ethical Conduct and Business Practices, all employees, officers and directors of ours and our subsidiaries are prohibited from engaging in any relationship or financial interest that is an actual or potential conflict of interest with us without approval. Employees, officers and directors are required to provide written disclosure to the Chief Executive Officer as soon as they have any knowledge of a transaction or proposed transaction with an outside individual, business or other organization that would create a conflict of interest or the appearance of one.

DIRECTOR INDEPENDENCE

Our Board of Directors has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations. As required under the listing standards of AMEX, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and ImageWare, our senior management and our independent auditors, our Board of Directors has affirmatively determined that all of our directors are independent directors within the meaning of the applicable AMEX listing standards, except for Mr. Miller, our Chairman of the Board and Chief Executive Officer.

Item 14.  Principal Accountant Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2007 and 2006 by Stonefield Josephson, Inc., the Company’s principal accountant for the fiscal years ended December 31, 2007 and 2006:

	Fiscal Year Ended
	2007	2006
Audit Fees	$150,892	$181,478

Audit-Related Fees	28,682	19,887

Tax Fees	—	—

All Other Fees	22,821	—
Total Fees	$202,395	$201,365

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

IMAGEWARE SYSTEMS, INC.

April 29, 2008	By: /s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer