Form 10-Q
period 2008-03-31
IMAGEWARE SYSTEMS INC
filed 2008-05-20
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes ☐  No ☒

The number of shares of Common Stock, with $0.01 par value, outstanding on May 12, 2008 was 18,075,639.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$301	$1,044
Accounts receivable, net of allowance for doubtful accounts of $0 (unaudited) and $0 at March 31, 2008 and December 31, 2007, respectively	633	425
Inventory	225	130
Other current assets	493	441
Total Current Assets	1,652	2,040

Property and equipment, net	259	288
Other assets	24	24
Pension assets	756	694
Intangible assets, net of accumulated amortization	2,290	2,437
Goodwill	3,416	4,452
Total Assets	$8,397	$9,935

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,053	$1,415
Deferred revenue	1,362	1,011
Accrued expenses	1,229	1,341
Acquisition related obligation	1,116	1,502
Total Current Liabilities	5,760	5,269

Pension obligation	1,201	1,139
Total Liabilities	6,961	6,408

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2008 and December 31, 2007; liquidation preference $599 at March 31, 2008 and December 31, 2007	2	2
Series C convertible non-redeemable preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 shares outstanding at March 31, 2008 and December 31, 2007; liquidation preference $2,200 at March 31, 2008 and December 31, 2007	—	—
Series D convertible non-redeemable preferred stock, $0.01 par value; designated 2,000 shares, 1,500 shares issued, and 1,388 shares outstanding at March 31, 2008 and December 31, 2007; liquidation preference $1,388 at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 18,082,343 (unaudited) and 17,797,826 shares issued at March 31, 2008 and December 31, 2007, respectively, and 18,075,639 (unaudited) and 17,791,122 shares outstanding at March 31, 2008 and December 31, 2007, respectively	180	177
Additional paid in capital	80,937	79,294
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	(32)	7
Accumulated deficit	(79,587)	(75,889)
Total Shareholders’ equity	1,436	3,527

Total Liabilities and Shareholders’ Equity	$8,397	$9,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Revenues:
Product	$777	$709
Maintenance	606	627
	1,383	1,336
Cost of revenues:
Product	139	185
Maintenance	315	294
Gross profit	929	857

Operating expenses:
General & administrative	1,101	1,143
Sales and marketing	667	694
Research & development	897	1,186
Depreciation and amortization	201	61
	2,866	3,084
Loss from operations	(1,937)	(2,227)

Interest expense (income), net	(5)	243

Other income, net	(28)	(38)
Loss from operations before income taxes	(1,904)	(2,432)

Income tax expense (benefit)	—	—

Net loss	$(1,904)	$(2,432)
Preferred dividends	(1,878)	(433)
Net loss available to common shareholders	$(3,782)	$(2,865)

Basic and diluted loss per common share — see note 2:
Continuing operations	$(0.11)	$(0.18)
Preferred Dividends	(0.11)	(0.03)
Basic and diluted loss per common share - see note 2	$(0.22)	$(0.21)

Weighted-average shares outstanding (basic and diluted)	17,836,698	13,763,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(1,904)	$(2,432)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	201	61
Reduction in inventory obsolescence reserve	—	(33)
Non cash interest and amortization of debt discount and debt issuance costs	—	229
Stock based compensation	92	202
Provision for losses on accounts receivable	—	25
Change in assets and liabilities
Accounts receivable, net	(208)	699
Inventory	(95)	13
Other current assets	(53)	(45)
Pension assets	(63)	(12)
Accounts payable	639	154
Accrued expenses	(84)	385
Deferred revenue	352	137
Pension obligation	62	20
Total adjustments	843	1,835
Net cash used in operating activities	(1,061)	(597)

Cash flows from investing activities
Purchase of property and equipment	(26)	(15)
Acquisition of business, net of cash acquired	(159)	—
Net cash used in investing activities	(185)	(15)

Cash flows from financing activities
Repayment of notes payable	—	(1,310)
Proceeds from issuance of preferred stock, net of issuance costs	—	1,386
Other financing issuance costs	—	(55)
Proceeds from exercised stock purchase warrants	542	1,105

Net cash provided by financing activities	542	1,126
Effect of exchange rate changes on cash	(39)	(10)
Net increase (decrease) in cash	(743)	504

Cash at beginning of period	1,044	939

Cash at end of period	$301	$1,443

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$46
Summary of non-cash investing and financing activities:
Beneficial conversion feature of series C and D preferred stock	$1,794	$344

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Net loss	$(1,904)	$(2,432)
Other comprehensive loss:
Foreign currency translation adjustment	(39)	(10)
Comprehensive loss	$(1,943)	$(2,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (the “Company” or “ImageWare”) is a leader in the emerging market for software-based identity management solutions, providing biometric, secure credential, law enforcement and enterprise authorization.  Our “flagship” product is the IWS Biometric Engine.  Scalable for small city business or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials, including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. We also provide comprehensive authentication security software, as well as real-time voice recognition, multilingual speech translation and voice analytics technologies.  Biometric technology is now an integral part of all markets we address, and all of our products are integrated into the Biometric Engine Platform.  Elements of the IWS Biometric Engine can be used as investigative tools for law enforcement utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

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

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited balance sheet included in the 2007 Annual Report on Form 10-K and the condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2008, as amended on April 29, 2008. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2008, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

On April 25, 2008, the Company received a letter from the American Stock Exchange (“AMEX”) advising that a Listing Qualifications Panel of the AMEX Committee on Securities (the “Panel”) had affirmed the determination of the staff of the Listing Qualifications Department of AMEX (the “Staff”) to delist the Company’s common stock from AMEX as a result of the Company’s failure to comply with:  (A) Section 1003(a)(ii) of the AMEX Company Guide (the “Company Guide”), because the Company has shareholders’ equity of less than $4 million and has sustained losses from continuing operations and net losses in three out of four of the Company’s most recent fiscal years; and (B) Section 1003(a)(iii) of the Company Guide, because the Company has shareholders’ equity of less than $6 million and has sustained losses from continuing operations and net losses in five of the Company’s most recent fiscal years.

On May 5, 2008 the Company’s common stock was delisted from AMEX.  The Company’s common stock is currently trading on the Over-The-Counter-Bulletin Board (“OTCBB”) under the ticker symbol “IWSY”.

However, the delisting could adversely affect the public price of the Company’s common stock and limit the Company’s stockholders’ ability to dispose of, or to obtain accurate quotations as to the prices of, the Company’s common stock. Moreover, the Company’s ability to obtain financing on favorable terms, or at all, may be adversely affected by the delisting because certain institutional investors that have policies against investments in companies that are not traded on a national securities exchange and other investors may refrain from purchasing the Company’s common stock because of the delisting.  The Company’s ability to obtain financing may also be more limited in numerous states because the Company will no longer benefit from state exemptions from registration which are dependent upon the listing of the Company’s common stock on AMEX.

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

SFAS No. 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way–as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have an outstanding non-controlling interest in one or more subsidiaries and therefore, SFAS No. 160 is not applicable to us at this time.

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company is assessing the impact of adoption of EITF 07-1 on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 will not affect the Company’s financial position or results of operations.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We do not have an outstanding convertible debt instruments therefore FSP No. APB 14-1 is not applicable to us at this time.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended March 31, 2008 and 2007, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at March 31, 2008	Number of Common Shares Convertible into at March 31, 2007

Convertible preferred stock	3,633,384	2,501,523
Stock options	2,127,954	1,566,882
Warrants	6,721,385	4,982,360

The table below presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2008	2007
Numerator for basic and diluted earnings per share:
Net loss from operations	$(1,904)	$(2,432)
Preferred dividends	(1,878)	(433)
Net loss from operations available to common shareholders	$(3,782)	$(2,865)

Denominator for basic and diluted earnings per share — weighted-average shares outstanding	17,836,698	13,763,224

Basic and diluted income (loss) per share:
Loss from operations	$(0.11)	$(0.18)
Preferred dividends	(0.11)	(0.03)
Net loss available to common shareholders	$(0.22)	$(0.21)

As more fully explained in Note 6 to these condensed consolidated financial statements, preferred stock dividends for the three months ended March 31, 2008 contains approximately $1,794,000 in preferred dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the issuance of common stock pursuant to the Company’s warrant financing transaction consummated in March 2008. Preferred dividends for the three months ended March 31, 2007 contains approximately $344,000 in preferred stock dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the March 2007 issuance of the Company’s Series D Preferred Stock.

NOTE 3. INVENTORY

Inventories at March 31, 2008 were comprised of work in process of $86,000 representing direct labor costs on in-process projects and finished goods $139,000 net of reserves for obsolete and slow-moving items of $16,000.  Inventories at December 31, 2007 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $101,000 net of reserves for obsolete and slow-moving items of $16,000.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

NOTE 4. ACQUISITION

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

In consideration for the acquisition of the Acquired Assets, the Company: (1) issued to Sol Logic on December 19, 2007 (the “Closing”) 935,089 shares of restricted common stock of the Company (the “Initial Shares”), and (2) on June 19, 2008 (the “Additional Issuance Date”) will issue to Sol Logic that number of shares of restricted common stock (the “Additional Shares” and collectively with the Initial Shares, the “Shares”) equal to the quotient obtained by dividing $1,502,000 by the greater of (A) $1.633 and (B) the volume weighted average closing price of the Company’s common stock over the 20 trading-day period ending on June 18, 2008, as reported on the Over-the-Counter Bullet Board (“OTCBB”).  Fifty percent of the Initial Shares and ten percent of the Additional Shares will be held in escrow until the one-year anniversary of the Closing. The Company recorded the obligation to issue the required number of shares on the Additional Issuance Date as a current liability in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2007 under the caption “Acquisition related obligation”.

On March 28, 2008, the Company entered into Amendment No. 1 to Asset Purchase Agreement (the “Purchase Agreement Amendment”) to amend the Purchase Agreement.  The Purchase Agreement Amendment provides that in consideration for the Acquired Assets, the Company shall issue to Sol Logic an aggregate of 677,940 shares of restricted Common Stock (the “Initial Shares”). Of these shares, 467,545 were issued to Sol Logic on December 19, 2007, the date of the Purchase Agreement. The remaining 210,395 shares were issued to Sol Logic upon execution of the Purchase Agreement Amendment.  In conjunction with these issuances, the Company simultaneously rescinded the issuance of 257,149 common shares originally placed into escrow on December 19, 2007.

In the event the Company’s revenues on certain specified products set forth in the Purchase Agreement Amendment either equal or exceed $3,000,000 for the six-month period commencing on March 6, 2008 and ending on September 6, 2008 or equal or exceed $5,000,000 for the eighteen-month period commencing on March 6, 2008 and ending on September 6, 2009, the Company will be obligated to issue that number of additional shares of Common Stock (the “Additional Shares” and together with the Initial Shares, the “Shares”) obtained by dividing $1,921,924 by the greater of $1.10 or the volume weighted average closing price of the Company’s common stock over the 20 trading-day period immediately prior to the date the Additional Shares are issued, subject to the terms of the escrow described below.  Pursuant to the Purchase Agreement Amendment, the maximum number of Additional Shares that may be issued are 1,747,204.

Concurrently with the execution of the Purchase Agreement Amendment, the Company entered into Amendment No. 1 to Registration Rights Agreement (the “Rights Agreement Amendment”) to amend the Rights Agreement.  Under the terms of the Rights Agreement Amendment, the Company will register an additional 371,755 of the Initial Shares, for a total of 677,940 shares of Common Stock, for resale by Sol Logic.

In the event any Additional Shares become issuable pursuant to the Purchase Agreement Amendment, approximately 47.5% of these shares will be deposited by the Company into an escrow account to satisfy any indemnification and reimbursement claims of the Company and the remaining shares will be issued directly to Sol Logic.

As a result of recording the terms of the Purchase Agreement Amendment, the aggregate purchase price, not including direct transaction costs of approximately $246,000 was approximately $1,019,000. The value of the 677,940 common shares issued was determined based on the average market price of the Company’s common stock over the 2-day period before and after the terms of the Purchase Agreement Amendment were consummated on March 6, 2008 in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination’. As of March 31, 2008, the Company also incurred approximately $131,000 related to the issuance and registration of the Company’s equity securities issued pursuant to the Sol Logic asset purchase. Such issuance and registration costs have been recognized as a reduction of the fair value of the Company’s common stock in accordance with FASB Statement of Financial Accounting Standards No 141, Business Combinations” (“FAS 141”).

In connection the Purchase Agreement Amendment, the Company has agreed to pay additional consideration in future periods, based upon the attainment of certain revenue levels on certain specified products. FAS 141 requires, in situations involving a contingent consideration agreement that might result in the recognition of an additional element of cost when the contingency is resolved, the recognition of a purchase accounting liability in an amount equal to the lesser of the maximum amount of contingent consideration or the excess (the amount by which the amounts assigned to the assets acquired exceeds the cost of the acquired entity). Accordingly, the Company has recorded a purchase accounting liability of approximately $1,087,000 as a current liability in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2008 under the caption “Acquisition related obligation”. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as a liability shall be recognized as an additional cost of the acquisition. Any such additional cost would result in increases in goodwill. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess shall be allocated as a pro rata reduction of the amounts assigned to the acquired assets. As of March 31, 2008, no additional consideration was due pursuant to the terms of the Purchase Agreement Amendment.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

	As recorded per Dec. 19 2007 Asset Purchase Agreement	As recorded per Mar. 6, 2008 Purchase Agreement Amendment

Fixed assets, net	$41,805	$41,805
Covenant not to compete	199,760	199,760
Customer base	93,000	93,000
Developed technology	2,018,242	2,018,242
Goodwill	1,036,396	—
Total assets acquired	$3,389,203	$2,352,807

Cash and direct transaction costs	$(409,762)	$(438,262)
Acquisition liability	(1,502,000)	(1,087,459)
common stock	(9,351)	(6,779)
apic	(1,468,090)	(820,307)
Total consideration issued and liabilities incurred	$(3,389,203)	$(2,352,807)

Number of shares issued	935,089	677,940

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Sol Logic, Inc. had occurred at January 1, 2007:

($ in thousands)	March 31, 2007
(unaudited)
Sales	$1,446
Net loss available to common shareholders	$(3,141)
Net loss per share available to common shareholders	$(0.22)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 5. COMMON STOCK AND WARRANTS

On March 12, 2008, the Company received $541,666 from the exercise of 541,666 warrants to purchase shares of the Company’s common stock, par value $0.01 per share (the “Warrant Financing”). The warrants were originally issued in connection with a private placement of Common Stock to certain accredited investors (the “Investors”). The Financing was previously reported in a Current Report on Form 8-K filed on September 26, 2007. The Company agreed to reprice all warrants issued in the Financing, which originally had an exercise price of $1.67 per share, to an exercise price of $1.00 per share, in consideration for their immediate exercise (the “Warrant Repricing”) by the Investors who participated in the Warrant Repricing or their transferees, as applicable (the “Participating Investors”).

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

The issuance of common stock and warrants pursuant to the Warrant Financing triggered certain antidilution and exercise price reduction clauses in existing warrant agreements. As a result of these modifications, the Company was required to issue an additional 1,036,388 warrants and reduce the exercise price of certain previously issued warrants. As these warrants were classified as permanent equity, and the adjustment was related to antidilution features within these financial instruments, this increase in warrants and reduction of exercise price resulted in no adjustment to the financial statements.

As more fully disclosed in Note 4 to these condensed consolidated financial statements, in March 2008 the Company amended the Asset Purchase Agreement relating to the purchase of certain assets of Sol Logic, Inc. As a result of amending the Asset Purchase Agreement, the Company rescinded the issuance of 257,149 shares of common stock originally issued to Sol Logic and placed into escrow on December 19, 2007.

NOTE 6. PREFERRED STOCK

The issuance of common stock and warrants pursuant to the Warrant Financing triggered certain antidilution clauses in the Company’s Series C and Series D Preferred Stock agreements. As a result of these antidilution clauses, the Company was required to adjust the conversion price of the Series C and Series D Preferred Stock from $1.50 per share to $1.00 per share. This antidilution feature will cause an additional 733,335 common shares to be issued upon conversion of the Series C Preferred Stock into common stock and an additional 462,669 common shares to be issued upon conversion of the Series D Preferred Stock into common stock. In accordance with EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this antidilution feature resulted in the additional recognition of a discount attributable to an embedded beneficial conversion feature of approximately $1,100,000 related to Series C Preferred Stock and $694,000 related to Series D Preferred Stock. This discount was amortized over the minimum period from the date of the conversion price adjustment to the date at which the preferred shareholders are permitted to convert as a dividend to the Series C and Series D Preferred Stock shareholders.

At March 31, 2008, the Company had cumulative undeclared dividends relating to Series B, C and D Preferred Stock of approximately $21,000, $271,000 and $125,000 respectively.

NOTE 7. REGISTRATION PAYMENT ARRANGEMENTS

On September 25, 2007, the Company sold to certain accredited investors a total of 2,016,666 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $1.50 per share for aggregate gross proceeds of $3,025,003 (the “Common Stock Financing”). As part of the Common Stock Financing, the Company entered into a Registration Payment Arrangement as defined by FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS No. 5”). EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006. The Company determined that no loss contingency related to the Common Stock Financing registration payment arrangement was required to be recorded as of March 31, 2008.

As part of the September 25, 2007 Common Stock registration payment arrangement, the Company agreed to register the shares of common stock issued in the financing and the shares of common stock underlying the warrants issued to the investors in the Common Stock Financing with the SEC within certain contractually specified time periods. The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the second year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold or may be sold without volume limitations. If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated September 25, 2007, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price. The maximum exposure at March 31, 2008 is approximately $363,000. The Company has met the requirements of the Common Stock Financing registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement. Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

On March 9, 2007, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to the investors an aggregate of 1,500 shares of the Company’s Series D 8% Convertible Preferred Stock (the “Series D Preferred Stock”) at a stated value of $1,000 per share for aggregate gross proceeds of $1,500,000 and issued to the investors warrants to purchase up to an aggregate of 59,207 shares of common stock of the Company. As part of the Series D Preferred Stock financing, the Company entered into a Registration Payment Arrangement as defined by FSP No. EITF 00-19-2. The Company determined that no loss contingency related to the Series D Preferred Stock registration payment arrangement was required to be recorded as of March 31, 2008.

As part of the Series D Preferred Stock registration payment arrangement, the Company agreed to register the shares of common stock the Series D Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the investors in the Series D Preferred Stock financing with the SEC within certain contractually specified time periods. The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold. If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated March 9, 2007, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price. The maximum exposure at March 31, 2008 is approximately $180,000. The Company has met the requirements of the Series D Preferred Stock registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement. Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

In November and December of 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors to which the Company sold to the investors an aggregate of 2,500 shares of the Company’s Series C 8% Convertible Preferred Stock (the “Series C Preferred Stock”) at a stated value of $1,000 per share for aggregate gross proceeds of $2,500,000 and issued to the investors warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock. As part of the Series C Preferred Stock financing consummated in November and December of 2006, the Company entered into a Registration Payment Arrangement as defined by EITF 00-19-2. EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006, however early adoption is permitted for interim or annual periods for which financial statements have not been issued. The Company adopted the provisions of FSP EITF 00-19-2 for the annual period ending December 31, 2006. The Company determined that no loss contingency related to the Series C Preferred Stock registration payment arrangement was required to be recorded as of March 31, 2008.

As part of the Series C Preferred Stock registration payment arrangement, the Company agreed to register the shares of common stock the Series C Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the Series C investors with the SEC within certain contractually specified time periods. The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold. If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated November 14, 2006, between the Company and certain accredited investors,  the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price. The maximum exposure at March 31, 2008 is approximately $300,000. The Company has met the requirements of the Series C Preferred Stock registration payment arrangement by registering the shares of common stock with the SEC within the time frame specified by the agreement and has kept the registration continuously effective thereafter. Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

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

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $633,000 and our allowance for doubtful accounts was approximately $0 as of March 31, 2008.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $5,706,000 for as of March 31, 2008. During the three months ended March 31, 2008 we amended the purchase agreement for the acquisition of substantially all the assets of Sol Logic, Inc. originally consummated December 19, 2007. As a result of this amendment, which reduced the purchase price of the Sol Logic assets, we reversed previously recorded goodwill from this acquisition of approximately $1,036,000.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management. The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies. This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation. As a result of our operation in one market segment, such segment being identity management, our 2006 and 2007 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired. Using the same methodologies, we determined that as of March 31, 2008 there were no indicators of potential impairment.

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

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. During the twelve months ended December 31, 2007 we completed the acquisition of substantially all the assets of Sol Logic, Inc. In March 2008, we amended the purchase price of this asset acquisition. Pursuant to this acquisition, we recorded approximately $2,311,000 in identifiable intangible assets. The assets acquired were a covenant not to compete valued at approximately $200,000, customer base valued at approximately $93,000 and developed technology valued at approximately $2,018,000. The allocation of the purchase price was based on fair value methodologies employed by an independent valuation firm.

We determined that as of March 31, 2008 there were no indicators of potential impairment and accordingly we recorded no impairment losses for long-lived or intangible assets during the three months ended March 31, 2008. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that intangible asset impairment will not occur in the future.

Stock-Based Compensation

Upon adoption of SFAS 123R on January 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 10% for corporate officers, 4% for members of the Company’s Board of Directors and 24% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007.

RESULTS OF OPERATIONS

Results as presented do not contain the results of our Digital Photography component as this component is classified as a discontinued operation due to the sale of the Digital Photography product line in November 2006.

THREE MONTHS ENDED MARCH 31, 2008 AND 2007.

	THREE MONTHS ENDED MARCH 31,
Net Product Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$659	$614	$45	7%
Percentage of total net product revenue	85%	87%
Hardware and consumables	$21	$73	$(52)	(71)%
Percentage of total net product revenue	3%	10%
Services	$97	$22	$75	341%
Percentage of total net product revenue	12%	3%
Total net product revenues	$777	$709	$68	10%

Software and royalty revenues increased 7% or $45,000 during the three months ended March 31, 2008 as compared to the corresponding period in 2007. The increase is due to higher sales of our biometric engine of approximately $300,000 offset by lower project-oriented revenues of our Law Enforcement software solutions of approximately $39,000 combined with lower royalties and license revenues of approximately $146,000. Sales of boxed identity management software through our distribution channel decreased approximately $70,000.

Revenues from the sale of hardware and consumables decreased 71% or approximately $52,000 during the three months ended March 31, 2008 as compared to the corresponding period in 2007. The decrease reflects the lower revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training. Such revenues increased approximately $75,000 during the three months ended March 31, 2008 as compared to the corresponding period in 2007 due primarily to a higher percentage of overall revenues being generated from project work and a decrease in our sales of boxed products which do not typically require integration or installation services. We expect service revenues to increase in the remainder of 2008 through increased implementations of large-scale high-end solutions.

We believe that the increase in identity management software revenue in project-oriented solutions is largely due to increases in government procurement with respect to the various programs we are pursuing. Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives during the remainder to 2008 and continuing into 2009.

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

Our backlog of product orders as of March 31, 2008 was approximately $3,115,000. At March 31, 2008, we also had maintenance and support backlog of approximately $1,235,000 under existing maintenance agreements. Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any and customer implementation schedules. Historically, we have experienced a very minimal risk of order cancellation. Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	THREE MONTHS ENDED MARCH 31,
Maintenance Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$606	$627	$(21)	(3)%

The decrease in maintenance revenues reflects lower maintenance revenues generated from our Desktop Security product due to the expiration of certain maintenance contracts related to this product. We expect maintenance revenues to increase during the remainder of 2008 due to the expansion of our installed base resulting from the completion of significant project-oriented work during the 2008 year.

We anticipate the growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

	THREE MONTHS ENDED MARCH 31,
Cost of Product Revenues:	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$106	$98	$8	8%
Percentage of software and royalty product revenue	16%	16%
Hardware and consumables	$25	$85	$(60)	(71)%
Percentage of hardware and consumables product revenue	119%	116%
Services	$8	$2	$6	300%
Percentage of services product revenue	8%	9%
Total product cost of revenues	$139	$185	$(46)	(25)%
Percentage of total product revenues	18%	26%

The cost of software and royalty product revenue increased 8% or $8,000 during the three months ended March 31, 2008 as compared to the corresponding period in 2007 due to higher third-party software content in solutions provided during the three months ended March 31, 2008 as compared to the corresponding period in 2007. Costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $60,000 for the three months ended March 31, 2008 as compared to the corresponding period in 2007 reflects the decrease in hardware and consumable revenues for the three months ended March 31, 2008 as compared to the comparable period in 2007.

	THREE MONTHS ENDED MARCH 31,
Maintenance cost of revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$315	$294	$21	7%
Percentage of total maintenance revenues	52%	47%

Cost of maintenance revenues as a percentage of maintenance revenues increased to 52% during the three months ended March 31, 2008 from 47% for the corresponding period in 2007 due primarily to slightly lower maintenance revenues to absorb fixed maintenance costs. The dollar increase of $21,000 or 7% during the three months ended March 31, 2008 as compared to the corresponding period in 2007 reflects higher costs needed to service our expanding installed base.

	THREE MONTHS ENDED MARCH 31,
Product gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$553	$516	$37	7%
Percentage of software and royalty product revenue	84%	84%
Hardware and consumables	$(4)	$(12)	$8	67%
Percentage of hardware and consumables product revenue	(19)%	(16)%
Services	$89	$20	$69	345%
Percentage of services product revenue	92%	91%
Total product gross profit	$638	$524	$114	22%
Percentage of total product revenues	82%	74%

Total product gross profit increased due to higher product revenues during the three months ended March 31, 2008 as compared to the corresponding period in 2008.

Software and royalty gross profit increased by 7% or approximately $37,000 for the three months ended March 31, 2008 from the corresponding period in 2007 as the 2008 period contained higher software and royalty revenues. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Services gross profit increased due to higher services revenues generated through project sales for the three month period ending March 31, 2008 as compared to the corresponding period in 2007.

	THREE MONTHS ENDED MARCH 31,
Maintenance gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$291	$333	$(42)	(13)%
Percentage of total maintenance revenues	48%	53%

Gross margins related to maintenance revenues decreased due primarily to lower maintenance revenues to absorb fixed maintenance costs combined with higher costs incurred to service our expanding installed base.

	THREE MONTHS ENDED MARCH 31,
Operating expenses	2008	2007	$ Change	% Change
(dollars in thousands)

General & administrative	$1,101	$1,143	$(42)	(4)%
Percentage of total net revenue	80%	86%
Sales and marketing	$667	$694	$(27)	(4)%
Percentage of total net revenue	48%	52%
Research & development	$897	$1,186	$(289)	(24)%
Percentage of total net revenue	65%	89%
Depreciation and amortization	$201	$61	$140	230%
Percentage of total net revenue	15%	5%

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. The decrease in such expenses, as a percentage of total net revenues, is reflective of higher net revenues during the three months ended March 30, 2008 as compared to the corresponding period in 2007. The dollar decrease of $42,000 is primarily comprised of the following major components:

•

Decrease in stock-based compensation expense of approximately $74,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in bad debt expense of $25,000

•	Decrease in office related expenses of approximately $13,000

•	Increase in professional services of approximately $52,000

•	Increase in travel related expenses of approximately $18,000

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The decrease in such expenses as a percentage of net revenues to 48% for the three months ended March 31, 2008 from 52% for the corresponding period in 2007 is due to the higher revenues. The dollar decrease of $27,000 during the three months ended March 31, 2008 as compared to the corresponding period in 2007 reflects headcount reductions due to the elimination and consolidation of various sales positions.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 24% or approximately $289,000 for the three months ended March 31, 2008 as compared to the corresponding period in 2007. The decrease reflects reductions in contract programming expenditures of approximately $237,000 and reductions in salaries and employee benefits of approximately $63,000 offset by slightly higher travel and other expenses of approximately $11,000. The reduction in contract programming reflects the absorption of the majority of these functions by internal engineering resources. The reduction in salaries and employee benefits is due primarily to the three month period ending March 31, 2007 containing approximately $94,000 in accrued termination costs for certain employees. Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION. During the three months ended March, 31, 2008, depreciation and amortization expense increased 230% or $140,000 as compared to the corresponding period in 2007. The increase in depreciation and amortization expense reflects higher amortization of approximately $143,000 for certain definite long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc.

INTEREST EXPENSE (INCOME), NET. For the three months ended March 31, 2008, we recognized interest income of $5,000 and interest expense of $0. For the three months ended March 31, 2007, we recognized interest income of $8,000 and interest expense of $251,000. Interest expense for the three months ended March 31, 2007 contains three components approximating $248,000 related to our secured notes payable issued in March 2006: $19,000 of coupon interest, $213,000 in note discount amortization and $16,000 in deferred financing fee amortization classified as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had total current assets of $1,652,000 and total current liabilities of $5,760,000, or negative working capital of $4,108,000. At March 31, 2008, we had available cash of $301,000 and $132,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $1,061,000 for the three month period ended March 31, 2008 as compared to $597,000 for the corresponding period in 2007. We used cash to fund net losses of $1,611,000, excluding non-cash expenses (depreciation, amortization, and stock-based compensation ) of $293,000 for the three months ended March 31, 2008. We used cash to fund net losses of $1,948,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation and provision for losses on accounts receivable less reductions in enventory obsolescence reserves) of $484,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we used cash of $419,000 to fund increases in current assets and generated cash of $969,000 through increases in current liabilities and deferred revenues, excluding debt. For the three months ended March 31, 2007, we generated cash of $655,000 through reductions in current assets and generated cash of $696,000 through increases in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $185,000 for the three months ended March 31, 2008. Net cash used in investing activities was $15,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $26,000. This level of equipment purchases resulted primarily from the replacement of older equipment. We also used cash of approximately $159,000 for our acquisition of Sol Logic, Inc. For the three months ended March 31, 2007, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $15,000.

Net cash provided by financing activities was $542,000 for the three month period ended March 31, 2008 as compared to $1,126,000 for the corresponding period in 2007. For the three months ended March 31, 2008, we generated cash of $542,000 from our issuance of common stock pursuant to warrant exercises. For the three months ended March 31, 2007, we generated cash of $1,386,000 from our issuance of preferred stock in a private placement net of direct transaction costs of $114,000. We also generated cash of $1,105,000 from our issuance of common stock pursuant to warrant exercises. For the three months ended March 31, 2007, we used cash of $1,310,000 for the repayment of our secured notes payable and used cash of $55,000 from the incurrence of financing related expenses.

We conduct operations in leased facilities under operating leases expiring at various dates through 2009. As collateral for performance on certain software installation and implementation contracts, we are contingently liable under an irrevocable standby letter of credit in an amount of approximately $132,000. This letter of credit expires on December 26, 2008. As a condition to this letter of credit, the bank requires the Company to invest an equal amount in the form of certificate of deposit. As of March 31, 2008, there were no drawings against the outstanding balance. This certificate of deposit is included as a component of other current assets in the Company’s Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007.

The report of our independent accountants included with our Annual Report on Form 10-K as filed with the Commission on April 15, 2008, contained an explanatory paragraph regarding the substantial doubt of our ability to continue as a going concern. We are seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivable, and controlling of capital expenditures. We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances. The sale of equity or equity-related securities could result in additional dilution to our shareholders. There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us. On May 5, 2008 the Company’s common stock was delisted from AMEX. The Company’s common stock is currently trading on the Over-The-Counter-Bulletin Board (“OTCBB”) under the ticker symbol “IWSY”. The delisting could adversely affect the public price of our common stock and limit the Company’s stockholders’ ability to dispose of, or to obtain accurate quotations as to the prices of the Company’s common stock. Moreover, the Company’s ability to obtain financing on favorable terms, or at all, may be adversely affected by the delisting because certain institutional investors that have policies against investments in companies that are not traded on a national securities exchange and other investors may refrain from purchasing the Company’s common stock because of the delisting. The Company’s ability to obtain financing may also be more limited in numerous states because the Company will no longer benefit from state exemptions from registration which are dependent upon the listing of the Company’s common stock on AMEX. Insufficient funds will require us to sell certain of our assets or license or technologies to others and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, filed on April 15, 2008 and as amended on April 30, 2008 and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2008, there have been no material changes to the disclosures made on the above-referenced Form 10-K, as amended, except as follows:

AMEX HAS DELISTED THE COMPANY’S COMMON STOCK FROM LISTING AND REGISTRATION ON THE EXCHANGE.

On May 5, 2008 the Company’s common stock was delisted from AMEX. The Company’s common stock is currently trading on the Over-The-Counter-Bulletin Board (“OTCBB”) under the ticker symbol “IWSY”.

The delisting could adversely affect the public price of our common stock and limit our stockholders’ ability to dispose of, or to obtain accurate quotations as to the prices of, our common stock. Moreover, our ability to obtain financing on favorable terms, or at all, may be adversely affected by the delisting because certain institutional investors that have policies against investments in companies that are not traded on a national securities exchange and other investors may refrain from purchasing our common stock because of the delisting. Our ability to obtain financing may also be more limited in numerous states because we will no longer benefit from state exemptions from registration which are dependent upon the listing of our common stock on AMEX.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $79.6 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of March 31, 2008, we had an accumulated deficit of $79.6 million, and these losses may continue in the future. We will need to raise capital to cover these losses, and financing may not be available to us on favorable terms. In the event financing is not available, in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS AND PRIVILEGES THAT ARE SENIOR TO THE COMMON STOCK, AND WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET VALUE OF THE COMMON STOCK.

Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common shareholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. At March 31, 2008 we had three series of preferred stock outstanding, Series B preferred stock, Series C 8% convertible preferred stock and Series D 8% convertible preferred stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of ImageWare’s business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of March 31, 2008, the Company had cumulative undeclared dividends on the Series B Preferred Stock of approximately $21,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series C Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of March 31, 2008, the Company had cumulative undeclared dividends on the Series C Preferred Stock of approximately $271,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series D Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of March 31, 2008, the Company had cumulative undeclared dividends on the Series D Preferred Stock of approximately $125,000.

ITEM 6. EXHIBITS

(a)	EXHIBITS

4.1

Amendment No. 1 to Registration Rights Agreement, dated March 28, 2008, by and among the Company, Sol Logic and the Representative (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A, Amendment No. 3 filed April 1, 2008).

10.1	Form of Warrant to Purchase Common Stock dated March 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 18, 2008.)
10.2

Amendment No 1 to Asset Purchase Agreement, dated March 28, 2008, by and between the Company and the Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 1, 2008.)

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

IMAGEWARE SYSTEMS, INC.

Date:	May 20, 2008	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial
Officer
(on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)