Form 10-Q
period 2008-06-30
IMAGEWARE SYSTEMS INC
filed 2008-09-18
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes o  No x

The number of shares of Common Stock, with $0.01 par value, outstanding on September 12, 2008 was 18,143,259.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$216	$1,044
Accounts receivable, net of allowance for doubtful accounts of $0 (unaudited) and $0 at June 30, 2008 and December 31, 2007, respectively	490	425
Inventory	183	130
Other current assets	451	441
Total Current Assets	1,340	2,040

Property and equipment, net	233	288
Other assets	24	24
Pension assets	760	694
Intangible assets, net of accumulated amortization	2,164	2,437
Goodwill	3,416	4,452
Total Assets	$7,937	$9,935

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,244	$1,415
Deferred revenue	1,193	1,011
Billings in excess of costs and estimated earnings on uncompleted contracts	531	—
Accrued expenses	1,379	1,341
Acquisition related obligation	1,060	1,502
Total Current Liabilities	6,407	5,269

Pension obligation	1,204	1,139
Total Liabilities	7,611	6,408

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2008 and December 31, 2007; liquidation preference $599 at June 30, 2008 and December 31, 2007	2	2
Series C convertible non-redeemable preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 shares outstanding at June 30, 2008 and December 31, 2007; liquidation preference $2,200 at June 30, 2008 and December 31, 2007	—	—
Series D convertible non-redeemable preferred stock, $0.01 par value; designated 2,000 shares, 1,500 shares issued, and 1,388 shares outstanding at June 30, 2008 and December 31, 2007; liquidation preference $1,388 at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 18,136,439 (unaudited) and 17,797,826 shares issued at June 30, 2008 and December 31, 2007, respectively, and 18,129,735 (unaudited) and 17,791,122 shares outstanding at June 30, 2008 and December 31, 2007, respectively	180	177
Additional paid in capital	81,151	79,294
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive (loss) income	(44)	7
Accumulated deficit	(80,899)	(75,889)
Total Shareholders’ equity	326	3,527

Total Liabilities and Shareholders’ Equity	$7,937	$9,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product	$1,020	$1,157	$1,797	$1,866
Maintenance	647	621	1,253	1,247
	1,667	1,778	3,050	3,113
Cost of revenues:
Product	270	296	409	482
Maintenance	289	296	604	590
Gross profit	1,108	1,186	2,037	2,041

Operating expenses:
General & administrative	944	957	2,045	2,100
Sales and marketing	548	674	1,214	1,367
Research & development	731	803	1,628	1,989
Depreciation and amortization	194	79	395	139
	2,417	2,513	5,282	5,595
Loss from operations	(1,309)	(1,327)	(3,245)	(3,554)

Interest expense (income), net	—	(5)	(5)	238

Other expense (income), net	(15)	82	(43)	44
Loss from continuing operations before income taxes	(1,294)	(1,404)	(3,197)	(3,836)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,294)	(1,404)	(3,197)	(3,836)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Photography component	7	11	7	11
Income tax benefit (expense)	—	—	—	—
Gain (loss) on discontinued operations	7	11	7	11

Net loss	(1,287)	(1,393)	(3,190)	(3,825)
Preferred dividends	(84)	(88)	(1,963)	(503)
Net loss available to common shareholders	$(1,371)	$(1,481)	$(5,153)	$(4,328)

Basic and diluted loss per common share - see note 2
Loss from continuing operations	$(0.07)	$(0.09)	$(0.18)	$(0.27)
Discontinued operations	—	—	—	—
Preferred dividends	(0.01)	(0.01)	(0.11)	(0.04)
Basic and diluted loss per share available to common shareholders	$(0.08)	$(0.10)	$(0.29)	$(0.31)

Weighted-average shares (basic and diluted)	18,087,528	14,669,170	17,962,113	14,218,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(3,190)	$(3,825)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	395	139
Provision for losses in investment in equity securities	—	85
Reduction in inventory obsolescence reserve	—	(32)
Non cash interest and amortization of debt discount and debt issuance costs	—	229
Stock based compensation	178	356
Provision for losses on accounts receivable	—	25
Change in assets and liabilities
Accounts receivable, net	(65)	654
Inventory	(53)	(149)
Other current assets	(10)	(59)
Pension assets	(65)	(23)
Accounts payable	828	617
Accrued expenses	165	304
Deferred revenue	182	(48)
Billings in excess of costs and estimated earnings on uncompleted contracts	531	—
Pension obligation	65	38
Total adjustments	2,151	2,136
Net cash used in operating activities	(1,039)	(1,689)

Cash flows from investing activities
Purchase of property and equipment	(68)	(56)
Acquisition of business, net of cash acquired	(187)	—
Net cash used in investing activities	(255)	(56)

Cash flows from financing activities
Repayment of notes payable	—	(1,310)
Proceeds from issuance of preferred stock, net of issuance costs	—	1,327
Other financing issuance costs	—	(54)
Dividends paid	(25)	(25)
Proceeds from exercised stock purchase warrants	542	1,121

Net cash provided by financing activities	517	1,059
Effect of exchange rate changes on cash	(51)	(25)
Net increase (decrease) in cash	(828)	(711)

Cash at beginning of period	1,044	939

Cash at end of period	$216	$228

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$46
Summary of non-cash investing and financing activities:
Beneficial conversion feature of series C and D preferred stock	$1,794	$344
Conversion of preferred stock to common	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(1,287)	$(1,393)	$(3,190)	$(3,825)

Foreign currency translation adjustment	(12)	(15)	(51)	(25)
Comprehensive loss	$(1,299)	$(1,408)	$(3,241)	$(3,850)

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

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited balance sheet included in the 2007 Annual Report on Form 10-K and the condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2008, as amended on April 29, 2008. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2008, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier adoption encouraged. The FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We are currently in the process of determining the impact, if any, of adopting the provisions of SFAS No. 157 on our results of operations or financial position as it relates to other non-financial assets and liabilities.

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

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is assessing the impact of adoption of FSP FAS 142-3 on its financial position and results of operations.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. The Company is assessing the impact of adoption of FSP No EITF 03-6-1 on its financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the three and six month periods ended June 30, 2008 and 2007, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at June 30, 2008	Number of Common Shares Convertible into at June 30, 2007

Convertible preferred stock	3,633,384	2,301,524
Stock options	2,103,517	1,662,293
Warrants	6,721,389	4,747,362

The table below presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations	$(1,294)	$(1,404)	$(3,197)	$(3,836)
Preferred dividends	(84)	(88)	(1,963)	(503)
Net loss from continuing operations available to common shareholders	$(1,378)	$(1,492)	$(5,160)	$(4,339)

Net income (loss) from discontinued operations	7	11	7	11
Net loss available to common shareholders	(1,371)	(1,481)	(5,153)	(4,328)

Denominator for basic and diluted earnings per share — weighted-average shares outstanding	18,087,528	14,669,170	17,962,113	14,218,699

Basic and diluted income (loss) per share:
Continuing operations	$(0.07)	$(0.09)	$(0.18)	$(0.27)
Discontinued operations	—	—	—	—
Preferred dividends	(0.01)	(0.01)	(0.11)	(0.04)
Net loss available to common shareholders	$(0.08)	$(0.10)	$(0.29)	$(0.31)

As more fully explained in Note 7 to these condensed consolidated financial statements, preferred stock dividends for the six months ended June 30, 2008 contains approximately $1,794,000 in preferred dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the issuance of common stock pursuant to the Company’s warrant financing transaction consummated in March 2008. Preferred dividends for the six months ended June 30, 2007 contains approximately $344,000 in preferred stock dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the March 2007 issuance of the Company’s Series D Preferred Stock.

NOTE 3. FAIR VALUE ACCOUNTING

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2008
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$760	$760	$—	$—
Totals	$760	$760	$—	$—
Liabilities:
None	$—	$—	$—	$—

The Company’s Pension assets are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Pension assets that are valued based on quoted market prices in active markets are primarily debt and equity securities.

 The Company had no financial assets or liabilities which were being measured at Level 2 or 3.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4. INVENTORY

Inventories at June 30, 2008 were comprised of work in process of $71,000 representing direct labor costs on in-process projects and finished goods of $112,000 net of reserves for obsolete and slow-moving items of $19,000.  Inventories at December 31, 2007 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $101,000 net of reserves for obsolete and slow-moving items of $16,000.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

NOTE 5. ACQUISITION

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

As a result of recording the terms of the Purchase Agreement Amendment, the aggregate purchase price, not including direct transaction costs of approximately $274,000 was approximately $1,019,000. The value of the 677,940 common shares issued was determined based on the average market price of the Company’s common stock over the 2-day period before and after the terms of the Purchase Agreement Amendment were consummated on March 6, 2008 in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination’. As of June 30, 2008, the Company also incurred approximately $131,000 related to the issuance and registration of the Company’s equity securities issued pursuant to the Sol Logic asset purchase. Such issuance and registration costs have been recognized as a reduction of the fair value of the Company’s common stock in accordance with FASB Statement of Financial Accounting Standards No 141, Business Combinations” (“FAS 141”).

In connection the Purchase Agreement Amendment, the Company has agreed to pay additional consideration in future periods, based upon the attainment of certain revenue levels on certain specified products. FAS 141 requires, in situations involving a contingent consideration agreement that might result in the recognition of an additional element of cost when the contingency is resolved, the recognition of a purchase accounting liability in an amount equal to the lesser of the maximum amount of contingent consideration or the excess (the amount by which the amounts assigned to the assets acquired exceeds the cost of the acquired entity). Accordingly, the Company has recorded a purchase accounting liability of approximately $1,060,000 as a current liability in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2008 under the caption “Acquisition related obligation”. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as a liability shall be recognized as an additional cost of the acquisition. Any such additional cost would result in increases in goodwill. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess shall be allocated as a pro rata reduction of the amounts assigned to the acquired assets. As of June 30, 2008, no additional consideration was due pursuant to the terms of the Purchase Agreement Amendment.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

	As recorded per Dec. 19 2007 Asset Purchase Agreement	As recorded per Mar. 6, 2008 Purchase Agreement Amendment

Fixed assets, net	$41,805	$41,805
Covenant not to compete	199,760	199,760
Customer base	93,000	93,000
Developed technology	2,018,242	2,018,242
Goodwill	1,036,396	—
Total assets acquired	$3,389,203	$2,352,807

Cash and direct transaction costs	$(409,762)	$(465,880)
Acquisition liability	(1,502,000)	(1,059,841)
Common stock	(9,351)	(6,779)
Additional paid in capital	(1,468,090)	(820,307)
Total consideration issued and liabilities incurred	$(3,389,203)	$(2,352,807)

Number of shares issued	935,089	677,940

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Sol Logic, Inc. had occurred at January 1, 2007:

($ in thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(unaudited)	(unaudited)
Sales	$1,863	$3,307
Net loss available to common shareholders	$(1,782)	$(4,905)
Net loss per share available to common shareholders	$(0.12)	$(0.33)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 6. CONTRACT COSTS

The Company recognizes sales and cost of sales on long-term, fixed price contracts involving significant amounts of customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.  Such amounts are included in the accompanying Balance Sheets at June 30, 2008 and December 31, 2007 under the caption “Billings in excess of costs and estimated earnings on uncompleted contract”.

Costs and estimated billings on uncompleted contracts and related amounts billed as of June 30, 2008 and December 31, 2007 are as follows:

($ in thousands)	June 30, 2008	December 31, 2007

Costs incurred on uncompleted contract	$49	$—
Estimated earnings	184	—
	233	—

Less: Billings to date	(764)	—
Billings in excess of costs and estimated earnings on uncompleted contract	$(531)	$—

NOTE 7. COMMON STOCK AND WARRANTS

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

In June 2008, the Company issued 54,096 shares of common stock pursuant to stock-based compensation agreements with certain employees.

NOTE 8. PREFERRED STOCK

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

At June 30, 2008, the Company had cumulative undeclared dividends relating to Series B, C and D Preferred Stock of approximately $8,000, $315,000 and $153,000 respectively.

NOTE 9. REGISTRATION PAYMENT ARRANGEMENTS

On September 25, 2007, the Company sold to certain accredited investors a total of 2,016,666 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $1.50 per share for aggregate gross proceeds of $3,025,003 (the “Common Stock Financing”). As part of the Common Stock Financing, the Company entered into a Registration Payment Arrangement as defined by FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS No. 5”). EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006. The Company determined that no loss contingency related to the Common Stock Financing registration payment arrangement was required to be recorded as of June 30, 2008.

As part of the September 25, 2007 Common Stock registration payment arrangement, the Company agreed to register the shares of common stock issued in the financing and the shares of common stock underlying the warrants issued to the investors in the Common Stock Financing with the SEC within certain contractually specified time periods. The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the second year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold or may be sold without volume limitations. If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated September 25, 2007, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price. The maximum exposure at June 30, 2008 is approximately $363,000. The Company has met the requirements of the Common Stock Financing registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement. Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

On March 9, 2007, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to the investors an aggregate of 1,500 shares of the Company’s Series D 8% Convertible Preferred Stock (the “Series D Preferred Stock”) at a stated value of $1,000 per share for aggregate gross proceeds of $1,500,000 and issued to the investors warrants to purchase up to an aggregate of 59,207 shares of common stock of the Company. As part of the Series D Preferred Stock financing, the Company entered into a Registration Payment Arrangement as defined by FSP No. EITF 00-19-2. The Company determined that no loss contingency related to the Series D Preferred Stock registration payment arrangement was required to be recorded as of June 30, 2008.

As part of the Series D Preferred Stock registration payment arrangement, the Company agreed to register the shares of common stock the Series D Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the investors in the Series D Preferred Stock financing with the SEC within certain contractually specified time periods. The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold. If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated March 9, 2007, between the Company and certain accredited investors, the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price. The maximum exposure at June 30, 2008 is approximately $180,000. The Company has met the requirements of the Series D Preferred Stock registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement. Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

In November and December of 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors to which the Company sold to the investors an aggregate of 2,500 shares of the Company’s Series C 8% Convertible Preferred Stock (the “Series C Preferred Stock”) at a stated value of $1,000 per share for aggregate gross proceeds of $2,500,000 and issued to the investors warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock. As part of the Series C Preferred Stock financing consummated in November and December of 2006, the Company entered into a Registration Payment Arrangement as defined by EITF 00-19-2. EITF 00-19-2 is effective for registration payment arrangements entered into after December 21, 2006 or for the fiscal year beginning after December 15, 2006, however early adoption is permitted for interim or annual periods for which financial statements have not been issued. The Company adopted the provisions of FSP EITF 00-19-2 for the annual period ending December 31, 2006. The Company determined that no loss contingency related to the Series C Preferred Stock registration payment arrangement was required to be recorded as of June 30, 2008.

As part of the Series C Preferred Stock registration payment arrangement, the Company agreed to register the shares of common stock the Series C Preferred Stock is convertible into and the shares of common stock underlying the warrants issued to the Series C investors with the SEC within certain contractually specified time periods. The Company also agreed to use its best efforts to keep the registration statement continuously effective until the earlier of either the fifth year after the date the registration statement is declared effective by the SEC or the date when all the common stock, including the common stock underlying the warrants have been sold. If the Company is unable to register the shares of common stock with the SEC or keep the registration statement continuously effective in accordance with the Securities Purchase Agreement dated November 14, 2006, between the Company and certain accredited investors,  the Company is subject to a liquidated damages penalty equal to 1% of the aggregate purchase price paid for each month the registration statement is not effective, provided that such liquidated damages shall not exceed 12% of the aggregate purchase price. The maximum exposure at June 30, 2008 is approximately $300,000. The Company has met the requirements of the Series C Preferred Stock registration payment arrangement by registering the shares of common stock with the SEC within the time frame specified by the agreement and has kept the registration continuously effective thereafter. Company management believes that it will be able to maintain current filing status with the SEC over the prescribed period.

NOTE 10. SUBSEQUENT EVENT

By resolution dated August 29, 2008, the Board of Directors of ImageWare Systems, Inc. (the "Company") authorized the sale of 1,500 shares of the Company's Series D 8% Convertible Preferred Stock (the "Series D Preferred Stock") at a stated value of $1,000 per share for aggregate gross proceeds of $1,500,000.  Commencing on August 29, 2008 and ending on September 5, 2008 (the “Closing”), the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 765 shares of the Company’s Series D Preferred Stock for aggregate gross proceeds of $765,000, and issued to the Investors warrants (the “Warrants”) to purchase up to an aggregate of 1,530,000 shares of common stock of the Company with an exercise price of $0.50 per share (the “Financing”).  The Warrants may be exercised at any time from February 28, 2009 until February 28, 2014. In addition, the Warrants contain a “cashless exercise” feature.  At any time on or before the 15th day following the Closing, the Company may sell up to the balance of the authorized shares of Preferred Stock and Warrants not sold at the Closing to such persons as may be approved by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” beginning on page 29 and elsewhere in this Quarterly Report.

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

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $490,000 and our allowance for doubtful accounts was approximately $0 as of June 30, 2008.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $5,580,000 for as of June 30, 2008. During the three months ended March 31, 2008 we amended the purchase agreement for the acquisition of substantially all the assets of Sol Logic, Inc. originally consummated December 19, 2007. As a result of this amendment, which reduced the purchase price of the Sol Logic assets, we reversed previously recorded goodwill from this acquisition of approximately $1,036,000.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management. The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies. This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation. As a result of our operation in one market segment, such segment being identity management, our 2006 and 2007 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired. Using the same methodologies, we determined that as of June 30, 2008 there were no indicators of potential impairment.

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

We determined that as of June 30, 2008 there were no indicators of potential impairment and accordingly we recorded no impairment losses for long-lived or intangible assets during the six months ended June 30, 2008. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that intangible asset impairment will not occur in the future.

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

As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007.

RESULTS OF OPERATIONS

Results as presented do not contain the results of our Digital Photography component as this component is classified as a discontinued operation due to the sale of the Digital Photography product line in November 2006.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

`	Three Months Ended June 30,
Net Product Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$586	$798	$(212)	(27)%
Percentage of total net product revenue	57%	69%
Hardware and consumables	$97	$116	$(19)	(16)%
Percentage of total net product revenue	10%	10%
Services	$337	$243	$94	39%
Percentage of total net product revenue	33%	21%
Total net product revenues	$1,020	$1,157	$(137)	(12)%

Software and royalty revenues decreased 27% or $212,000 during the three months ended June 30, 2008 as compared to the corresponding period in 2007. This decrease is due to lower project-oriented revenues of our Law Enforcement software solutions of approximately $124,000 combined with lower identification software royalties and license revenues of approximately $154,000 and lower sales of boxed identity management software through our distribution channel of approximately $104,000 offset by higher sales of our identity management software into project solutions of approximately $170,000.

Revenues from the sale of hardware and consumables decreased 16% or approximately $19,000 during the three months ended June 30, 2008 as compared to the corresponding period in 2007. The decrease reflects the lower revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training. Such revenues increased approximately $94,000 during the three months ended June 30, 2008 as compared to the corresponding period in 2007 due primarily to a higher percentage of overall revenues being generated from project work and a decrease in our sales of boxed products which do not typically require integration or installation services. We expect service revenues to increase in the remainder of 2008 through increased implementations of large-scale high-end solutions.

We believe that the increase in identity management software revenue in project-oriented solutions is largely due to increases in government procurement with respect to the various programs we are pursuing. Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives during the remainder of 2008 and continuing into 2009.

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

Our backlog of product orders as of June 30, 2008 was approximately $2,555,000. At June 30, 2008, we also had maintenance and support backlog of approximately $1,080,000 under existing maintenance agreements. Product revenue is typically recognized within a three to six month time period depending upon the required degree of customization, if any and customer implementation schedules. Historically, we have experienced a very minimal risk of order cancellation. Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	Three Months Ended June 30,
Maintenance Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$647	$621	$26	4%

The increase in maintenance revenues reflects higher revenues generated from identification software solutions offset by lower maintenance revenues generated from our Desktop Security product due to the expiration of certain maintenance contracts related to this product. We expect maintenance revenues to increase during the remainder of 2008 due to the expansion of our installed base resulting from the completion of significant project-oriented work during the 2008 year.

We anticipate the growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

	Three Months Ended June 30,
Cost of Product Revenues:	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$81	$111	$(30)	(27)%
Percentage of software and royalty product revenue	14%	14%
Hardware and consumables	$83	$118	$(35)	(30)%
Percentage of hardware and consumables product revenue	86%	102%
Services	$106	$67	$39	58%
Percentage of services product revenue	31%	28%
Total product cost of revenues	$270	$296	$(26)	(9)%
Percentage of total product revenues	26%	26%

The cost of software and royalty product revenue decreased 27% or $30,000 during the three months ended June 30, 2008 as compared to the corresponding period in 2007 due to lower software and royalty revenues generated during the three months ended June 30, 2008 as compared to the corresponding period in 2007. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $35,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007 reflects the decrease in hardware and consumable revenues for the three months ended June 30, 2008 as compared to the comparable period in 2007 combined with lower costs incurred on hardware and consumable procurements.

	Three Months Ended June 30,
Cost of Maintenance Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$289	$296	$(7)	(2)%
Percentage of total maintenance revenues	45%	48%

Cost of maintenance revenues as a percentage of maintenance revenues decreased to 45% during the three months ended June 30, 2008 from 48% for the corresponding period in 2007 due primarily to higher maintenance revenues to absorb fixed maintenance costs. The dollar decrease of $7,000 or 2% during the three months ended June 30, 2008 as compared to the corresponding period in 2007 reflects lower hardware costs incurred for replacement equipment during the 2008 period.

	Three Months Ended June 30,
Product gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$505	$687	$(182)	(26)%
Percentage of software and royalty product revenue	86%	86%
Hardware and consumables	$14	$(2)	$16	800%
Percentage of hardware and consumables product revenue	14%	(2)%
Services	$231	$176	$55	31%
Percentage of services product revenue	69%	72%
Total product gross profit	$750	$861	$(111)	(13)%
Percentage of total product revenues	74%	74%

Total product gross profit decreased due to lower product revenues during the three months ended June 30, 2008 as compared to the corresponding period in 2007.

Software and royalty gross profit decreased by 26% or approximately $182,000 for the three months ended June 30, 2008 from the corresponding period in 2007 due to lower software and royalty product revenues of approximately $212,000 in the 2008 period. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Services gross profit increased due to higher services revenues of approximately $94,000 generated through project sales for the three month period ending June 30, 2008 as compared to the corresponding period in 2007.

	Three Months Ended June 30,
Maintenance gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$358	$325	$33	10%
Percentage of total maintenance revenues	55%	52%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs combined with lower equipment costs incurred during the three months ended June 30, 2008 as compared to the corresponding period in 2007.

	Three Months Ended June 30,
Operating expenses	2008	2007	$ Change	% Change
(dollars in thousands)

General & administrative	$944	$957	$(13)	(1)%
Percentage of total net revenue	57%	54%
Sales and marketing	$548	$674	$(126)	(19)%
Percentage of total net revenue	33%	38%
Research & development	$731	$803	$(72)	(9)%
Percentage of total net revenue	44%	45%
Depreciation and amortization	$194	$79	$115	146%
Percentage of total net revenue	12%	4%

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. The increase in such expenses, as a percentage of total net revenues, is reflective of lower net revenues during the three months ended June 30, 2008 as compared to the corresponding period in 2007. The dollar decrease of $13,000 is primarily comprised of the following major components:

•
Decrease in stock-based compensation expense of approximately $18,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in insurance related expenses of approximately $7,000.

•	Decrease in professional services of approximately $16,000.

•	Decrease in office related expenses of approximately $8,000.

•	Increase in travel related expenses of approximately $8,000.

•	Increase in compensation and related fringe benefits of approximately $28,000.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar decrease of $126,000 during the three months ended June 30, 2008 as compared to the corresponding period in 2007 reflects headcount reductions due to the elimination and consolidation of various sales positions combined with reduced advertising, trade show and travel expenditures.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 9% or approximately $72,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007. The decrease reflects reductions in contract programming expenditures of approximately $211,000 offset by increases in salaries and employee benefits of approximately $145,000.  Other major components of the overall decrease were increased expenditures of $7,000 for engineering supplies and equipment offset by lower travel and other expenses of approximately $13,000. The reduction in contract programming reflects the absorption of the majority of these functions by internal engineering resources. The increase in salaries and employee benefits is due primarily to increased headcount in the three month period ending June 30, 2008 as compared to the corresponding prior year period needed to facilitate the transition from contract programming to internal resources. Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION. During the three months ended June 30, 2008, depreciation and amortization expense increased 146% or $115,000 as compared to the corresponding period in 2007. The increase in depreciation and amortization expense reflects higher amortization of approximately $122,000 for certain definite long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc. offset by reduced depreciation expense due to fully depreciated fixed assets.

INTEREST EXPENSE (INCOME), NET. For the three months ended June 30, 2008, we recognized interest income of $2,000 and interest expense of $2,000. For the three months ended June 30, 2007, we recognized interest income of $6,000 and interest expense of $1,000.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Product Revenues

	Six Months Ended June 30,
Net Product Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,245	$1,409	$(164)	(12)%
Percentage of total net product revenue	69%	76%
Hardware and consumables	$117	$190	$(73)	(38)%
Percentage of total net product revenue	7%	10%
Services	$435	$267	$168	63%
Percentage of total net product revenue	24%	14%
Total net product revenues	$1,797	$1,866	$(69)	(4)%

Software and royalty revenues decreased 12% or $164,000 during the six months ended June 30, 2008 as compared to the corresponding period in 2007.  The decrease is due primarily to lower identification software royalties and license revenues of approximately $299,000 resulting primarily from our Desktop Security product, lower sales of our boxed identity management software through our distribution channel of approximately $174,000 and lower Law Enforcement project-oriented revenues of approximately $167,000 offset by higher sales of our identification management software into project solutions of approximately $476,000.

Revenues from the sale of hardware and consumables decreased 38% or $73,000 during the six months ended June 30, 2008 as compared to the corresponding period in 2007.  The decrease reflects lower revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues increased approximately $168,000 during the six months ended June 30, 2008 as compared to the corresponding period in 2007 due primarily to higher service revenues being generated from software integration of our biometric engine and PIV products into project solutions offset by a decrease in our installation of hardware products.  We expect service revenues to increase in the remainder of 2008 through increased implementations of large-scale high-end solutions.

We believe that the increase in identity management software revenue in project-oriented solutions is largely due to increases in government procurement with respect to the various programs we are pursuing. Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives during the remainder of 2008 and continuing into 2009.

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

Maintenance Revenues

	Six Months Ended June 30,
Maintenance Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$1,253	$1,247	$6	—%

The increase in maintenance revenues reflects the expansion of our installed base resulting from the completion of significant project-oriented work during the year ended December 31, 2007 and the first three months of 2008.

We anticipate continued growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	Six Months Ended June 30,
Cost of Product Revenues:	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$186	$210	$(24)	(11)%
Percentage of software and royalty product revenue	15%	15%
Hardware and consumables	$110	$203	$(93)	(46)%
Percentage of hardware and consumables product revenue	94%	107%
Services	$113	$69	$44	64%
Percentage of services product revenue	26%	26%
Total cost of product revenues	$409	$482	$(73)	(15)%
Percentage of total product revenues	23%	26%

The cost of software and royalty product revenue decreased 11% or $24,000 during the six months ended June 30, 2008 as compared to the corresponding period in 2007 due to lower software and royalty revenues during the six months ended June 30, 2008.  In addition to changes in costs of software and royalties product revenues caused by revenue level fluctuations, costs of products can also vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $93,000 for the six months ended June 30, 2008 as compared to the corresponding period in 2007 reflects the decrease in hardware and consumable revenues for the three months ended June 30, 2008 as compared to the comparable period in 2007 combined with lower costs incurred on hardware and consumable procurements.

Cost of service revenue increased $44,000 during the six months ended June 30, 2008 as compared to the corresponding period in 2007 due to higher software integration revenues of our Biometric Engine and PIV products into project solutions.

Cost of Maintenance Revenues

	Six Months Ended June 30,
Cost of Maintenance Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$604	$590	$14	2%
Percentage of total maintenance revenues	48%	47%

Cost of maintenance revenues increased 2% or $14,000 during the six months ended June 30, 2008 as compared to the corresponding period in 2007 and reflect higher costs needed to service our expanding installed base.

Product Gross Profit

	Six Months Ended June 30,
Product gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,059	$1,199	$(140)	(12)%
Percentage of software and royalty product revenue	85%	85%
Hardware and consumables	$7	$(13)	$20	154%
Percentage of hardware and consumables product revenue	6%	(7)%
Services	$322	$198	$124	63%
Percentage of services product revenue	74%	74%
Total product gross profit	$1,388	$1,384	$4	—%
Percentage of total product revenues	77%	74%

Software and royalty gross profit decreased 12% or $140,000 for the six months ended June 30, 2008 as compared to the corresponding period in 2007 due to lower software and royalties revenues.

Hardware and consumables gross profit increased $20,000 during the six months ended June 30, 2008 as compared to the corresponding period in 2007 due to lower costs incurred on sales of hardware and consumables of $93,000 during the six months ended June 30, 2008 as compared to the corresponding period in 2007. Hardware and consumables gross profit as a percentage of hardware and consumables product revenue increased to 6% from (7%) and reflects the 2007 period containing expenses charged to cost of sales for restocking fees. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Services gross profit increased approximately $124,000 for the six months ended June 30, 2008 as compared to the corresponding period of 2007 due to higher project revenues for the integration of our Biometric Engine and PIV products into project solutions.

Maintenance Gross Profit

	Six Months Ended June 30,
Maintenance gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$649	$657	$(8)	(1)%
Percentage of total maintenance revenues	52%	53%

Gross margins related to maintenance revenues decreased due primarily to higher maintenance costs needed to service our expanding installed base.

Operating Expenses

	Six Months Ended June 30,
Operating expenses	2008	2007	$ Change	% Change
(dollars in thousands)

General & administrative	$2,045	$2,100	$(55)	(3)%
Percentage of total net revenue	67%	67%
Sales and marketing	$1,214	$1,367	$(153)	(11)%
Percentage of total net revenue	40%	44%
Research & development	$1,628	$1,989	$(361)	(18)%
Percentage of total net revenue	53%	64%
Depreciation and amortization	$395	$139	$256	184%
Percentage of total net revenue	13%	4%

General and Administrative Expenses.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The dollar decrease of $55,000 is comprised of the following major components:

•
Decrease in stock-based compensation expense of approximately $92,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in insurance related expenses of approximately $14,000.

•	Increase in professional services of approximately $30,000.

•	Decrease in office related expenses of approximately $37,000.

•	Increase in travel related expenses of approximately $28,000.

•	Increase in compensation and related fringe benefits of approximately $30,000.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions.  The dollar decrease of $153,000 during the six months ended June 30, 2008 as compared to the corresponding period in 2007 reflects headcount reductions due to the elimination and consolidation of various sales positions resulting in lower personnel related expenses of approximately $93,000, lower advertising and trade show expenses of approximately $52,000, lower travel expenses of approximately $29,000, lower stock-based compensation expense of approximately $17,000 and lower other office related expenses of approximately $14,000 offset by an increase in amounts paid to in contractor fees of approximately $52,000.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 18% or $361,000 for the six months ended June 30, 2008 as compared to the corresponding period in 2007.  The decrease reflects reductions in contract programming expenditures of approximately $448,000 offset by increases in equipment and supplies of approximately $20,000 and increases in salaries and employee benefits of approximately $67,000 due primarily to increased headcount necessary for the continued development of our Biometric Engine, the development of our Personal Identity Verification (PIV) solution, the web enablement of our CCS product line, and the development of our IWS desktop security solution.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization.  During the six months ended June 30, 2008, depreciation and amortization expense increased 184% or $256,000 as compared to the corresponding period in 2007.  The increase in depreciation and amortization expense reflects higher amortization of approximately $265,000 for certain definite long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc. offset by reduced depreciation expense due to fully depreciated fixed assets.

Interest Expense (Income), net.  For the six months ended June 30, 2008, we recognized interest income of $7,000 and interest expense of $2,000. For the six months ended June 30, 2007, we recognized interest income of $14,000 and interest expense of $252,000.  Interest expense for the six months ended June 30, 2007 contains three components approximating $248,000 related to our secured notes payable which were paid in full in March 2007: $19,000 of coupon interest, $213,000 in note discount amortization and $16,000 in deferred financing fee amortization classified as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had total current assets of $1,340,000 and total current liabilities of $6,407,000, or negative working capital of $5,067,000. At June 30, 2008, we had available cash of $216,000 and $132,000 in restricted cash securing our performance on certain software implementation contracts.

Net cash used in operating activities was $1,039,000 for the six month period ended June 30, 2008 as compared to $1,689,000 for the corresponding period in 2007. We used cash to fund net losses of $2,617,000, excluding non-cash expenses (depreciation, amortization, and stock-based compensation) of $573,000 for the six months ended June 30, 2008. We used cash to fund net losses of $3,023,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation and provision for losses on accounts receivable and investment in marketable securities less reductions in inventory obsolescence reserves) of $802,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we used cash of $193,000 to fund increases in current assets and generated cash of $1,771,000 through increases in current liabilities and deferred revenues, excluding debt. For the six months ended June 30, 2007, we generated cash of $423,000 through reductions in current assets and generated cash of $911,000 through increases in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $255,000 for the six months ended June 30, 2008. Net cash used in investing activities was $56,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $68,000. This level of equipment purchases resulted primarily from the replacement of older equipment. We also used cash of approximately $187,000 for our acquisition of Sol Logic, Inc. For the six months ended June 30, 2007, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $56,000.

Net cash provided by financing activities was $517,000 for the six month period ended June 30, 2008 as compared to $1,059,000 for the corresponding period in 2007. For the six months ended June 30, 2008, we generated cash of $542,000 from our issuance of common stock pursuant to warrant exercises and used cash of $25,000 for the payment of dividends on our Series B Preferred Stock. For the six months ended June 30, 2007, we generated cash of $1,327,000 from our issuance of preferred stock in a private placement net of direct transaction costs of $173,000. We also generated cash of $1,121,000 from our issuance of common stock pursuant to warrant exercises. For the six months ended June 30, 2007, we used cash of $1,310,000 for the repayment of our secured notes payable and used cash of $54,000 from the incurrence of financing related expenses.  We also used cash of $25,000 for the payment of dividends on our Series B Preferred Stock.

We conduct operations in leased facilities under operating leases expiring at various dates through 2009. As collateral for performance on certain software installation and implementation contracts, we are contingently liable under an irrevocable standby letter of credit in an amount of approximately $132,000. This letter of credit expires on December 26, 2008. As a condition to this letter of credit, the bank requires the Company to invest an equal amount in the form of certificate of deposit. As of June 30, 2008, there were no drawings against the outstanding balance. This certificate of deposit is included as a component of other current assets in the Company’s Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, filed on April 15, 2008 and as amended on April 30, 2008 and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2008, there have been no material changes to the disclosures made on the above-referenced Form 10-K, as amended, except as follows:

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

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $80.9 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of June 30, 2008, we had an accumulated deficit of $80.9 million, and these losses may continue in the future. We will need to raise capital to cover these losses, and financing may not be available to us on favorable terms. In the event financing is not available, in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

WE HAVE HAD AND CONTINUE TO HAVE NEGATIVE WORKING CAPITAL BALANCES WHICH INCLUDE SIGNIFICANT CREDITOR BALANCES THAT ARE PAST DUE.

As of June 30, 2008 we had accounts payable of $2.2 million, much of which were past due.  There is no assurance that the company’s creditors will continue to work with the company and allow us to pursue our business plan to achieve positive working capital balances and bring our creditor accounts current.

THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS AND PRIVILEGES THAT ARE SENIOR TO THE COMMON STOCK, AND WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET VALUE OF THE COMMON STOCK.

Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common shareholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. At June 30, 2008 we had three series of preferred stock outstanding, Series B preferred stock, Series C 8% convertible preferred stock and Series D 8% convertible preferred stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of ImageWare’s business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of June 30, 2008, the Company had cumulative undeclared dividends on the Series B Preferred Stock of approximately $8,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series C Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of June 30, 2008, the Company had cumulative undeclared dividends on the Series C Preferred Stock of approximately $315,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subject to adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series D Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of June 30, 2008, the Company had cumulative undeclared dividends on the Series D Preferred Stock of approximately $153,000.

ITEM 6. EXHIBITS

(a)	EXHIBITS

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

IMAGEWARE SYSTEMS, INC.,
a Delaware corporation

Date: September 18, 2008	By: /s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer