Form 10-Q
period 2008-09-30
IMAGEWARE SYSTEMS INC
filed 2010-02-24
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from        to          .

Commission file number 001-15757

IMAGEWARE SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10883 Thornmint Road
San Diego, CA 92127
(Address of Principal Executive Offices)

(858) 673-8600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes ☐  No ☒

The number of shares of Common Stock, with $0.01 par value, outstanding on January 28, 2010 was 22,104,483.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$427	$1,044
Accounts receivable, net of allowance for doubtful accounts of $28 (unaudited)
and $0 at September 30, 2008 and December 31, 2007, respectively	394	425
Inventory	126	130
Other current assets	220	441
Total Current Assets	1,167	2,040

Property and equipment, net	168	288
Other assets	39	24
Pension assets	684	694
Intangible assets, net of accumulated amortization	2,038	2,437
Goodwill	3,416	4,452
Total Assets	$7,512	$9,935

LIABILITIES AND SHAREHOLDERS’ EQUITY (Deficit)

Current Liabilities:
Accounts payable	$2,340	$1,415
Deferred revenue	1,331	1,011
Billings in excess of costs and estimated earnings on uncompleted contracts	572	—
Accrued expenses	1,307	1,341
Acquisition related obligation	1,060	1,502
Total Current Liabilities	6,610	5,269

Pension obligation	1,128	1,139
Total Liabilities	7,738	6,408

Shareholders’ equity (deficit):
Preferred stock, authorized 4,000,000 shares:

Series B convertible preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at September 30, 2008 and December 31, 2007; liquidation preference $620 at September 30, 2008 and $607
at December 31, 2007	2	2

Series C convertible preferred stock, $0.01 par value; designated
3,500 shares, 2,500 shares issued, and 2,200 shares outstanding at September 30, 2008 and December 31, 2007; liquidation preference $2,559 at September 30, 2008 and $2,434
at December 31, 2007	—	—

Series D convertible preferred stock, $0.01 par value; designated 3,000 shares, 2,310 shares issued, and 2,198 shares outstanding at September 30, 2008 and
December 31, 2007; liquidation preference $2,384 at September 30, 2008 and $1,486 at
December 31, 2007	—	—

Common stock, $.01 par value, 50,000,000 shares authorized; 18,149,963 (unaudited)
and 17,797,826 shares issued at September 30, 2008 and December 31, 2007, respectively, and 18,143,259 (unaudited) and 17,791,122 shares outstanding at September 30, 2008 and
December 31, 2007, respectively	180	177

Additional paid in capital	85,850	79,294
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive (loss) income	(19)	7
Accumulated deficit	(86,175)	(75,889)
Total Shareholders’ equity (deficit)	(226)	3,527

Total Liabilities and Shareholders’ Equity	$7,512	$9,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product	$705	$2,832	$2,502	$4,698
Maintenance	639	678	1,892	1,926
	1,344	3,510	4,394	6,624
Cost of revenues:
Product	323	510	732	992
Maintenance	305	281	909	871
Gross profit	716	2,719	2,753	4,761

Operating expenses:
General and administrative	840	889	2,885	2,989
Sales and marketing	464	607	1,678	1,974
Research and development	785	752	2,413	2,741
Depreciation and amortization	194	60	588	199
	2,283	2,308	7,564	7,903
Income (loss) from operations	(1,567)	411	(4,811)	(3,142)

Interest expense (income), net	5	(2)	1	236

Other expense (income), net	(63)	(6)	(106)	38
Income (loss) from continuing operations before income taxes	(1,509)	419	(4,706)	(3,416)

Income tax expense (benefit)	—	—	—	—

Income (loss) from continuing operations	(1,509)	419	(4,706)	(3,416)

Discontinued operations:
Gain from operations of discontinued Digital Photography component	6	6	13	17
Income tax benefit (expense)	—	—	—	—
Gain on discontinued operations	6	6	13	17

Net income (loss)	(1,503)	425	(4,693)	(3,399)
Preferred dividends	(90)	(85)	(259)	(243)
Amortization of beneficial conversion feature on preferred stocks	(3,774)	(470)	(5,568)	(814)
Net loss available to common shareholders	$(5,367)	$(130)	$(10,520)	$(4,456)

Basic and diluted loss per common share - see Note 2
Income (loss) from continuing operations	$(0.08)	$0.03	$(0.26)	$(0.24)
Discontinued operations	—	—	—	—
Preferred dividends	—	(0.01)	(0.01)	(0.02)
Beneficial conversion feature on preferred stocks	(0.21)	(0.03)	(0.31)	(0.06)
Basic and diluted loss per share available to common shareholders	$(0.29)	$(0.01)	$(0.58)	$(0.32)

Weighted-average shares (basic and diluted)	18,143,259	14,891,641	18,022,936	14,086,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(4,693)	$(3,399)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	588	199
Provision for losses in investment in equity securities	—	85
Increase (decrease) in inventory obsolescence reserve	75	(32)
Reduction in exit activities reserve	(51)	—
Non cash interest and amortization of debt discount and debt issuance costs	—	229
Stock based compensation	390	513
Allowance for doubtful accounts	—	25
Prepaid royalty impairment	100	—
Change in assets and liabilities
Accounts receivable	3	1,306
Inventory	(70)	(44)
Other assets	(26)	(203)
Pension assets	10	(61)
Accounts payable	925	(225)
Accrued expenses	109	204
Deferred revenue	320	239
Billings in excess of costs and estimated earnings on uncompleted contracts	572	—
Pension obligation	(11)	84
Total adjustments	2,934	2,319
Net cash used in operating activities	(1,759)	(1,080)

Cash flows from investing activities
Purchase of property and equipment	(69)	(68)
Change in restricted cash	132
Acquisition of business, net of cash acquired of $0	(187)	—
Net cash used by investing activities	(124)	(68)

Cash flows from financing activities
Repayment of notes payable	—	(1,310)
Proceeds from issuance of preferred stock, net of issuance costs of $33 and $173 respectively	776	1,327
Proceeds from issuance of common stock, net of issuance costs of $0 and $404, respectively		2,621
Other financing issuance costs	—	(54)
Dividends paid	(25)	(25)
Proceeds from exercised stock purchase warrants	542	1,121

Net cash provided by financing activities	1,293	3,680
Effect of exchange rate changes on cash and cash equivalents	(27)	(33)
Net increase (decrease) in cash and cash equivalents	(617)	2,499

Cash and cash equivalents at beginning of period	1,044	939

Cash and cash equivalents at end of period	$427	$3,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$46
Adjustment to provision for losses on doubtful accounts receivable	$28	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature of series C and D preferred stock	$5,568	$814
Conversion of preferred stock to common	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,503)	$425	$(4,693)	$(3,399)

Foreign currency translation adjustment	24	(8)	(27)	(33)
Comprehensive income (loss)	$(1,479)	$417	$(4,720)	$(3,432)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND OPERATIONS

ImageWare Systems, Inc. (the “Company” or “ImageWare”) is a leader in the emerging market for software-based identity management solutions, providing biometric, secure credential, law enforcement and enterprise authorization.  Our “flagship” product is the IWS Biometric Engine.  Scalable for small city business or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials, including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software, as well as real-time voice recognition, multilingual speech translation and voice analytics technologies.  Biometric technology is now an integral part of all markets the Company addresses, and all of our products are integrated into the Biometric Engine Platform.  Elements of the IWS Biometric Engine can be used as investigative tools for law enforcement utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

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

The Company recently added next generation voice recognition, multilingual speech translation and voice analytics capabilities to our suite of biometric identity management solutions, enabling users to facilitate and improve communication across major language groups globally. The ImageWare Mediator products are offered stand-alone or integrated with our Biometric Engine platform providing an advanced multilingual communications capability. Government, intelligence, defense, public safety and border control customers are able to realize language translation and voice recognition capabilities whereby an English-speaking user can understand and be understood in numerous languages including Spanish, German, French, Korean, Arabic and Polish, among others. ImageWare Mediator products support speech to speech translation, multilingual collaboration, conversational environments, which are represented for both voice and text and include biometric functionality for speaker identification and voice analytics.

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

Our Secure Credential ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. Our products in this market consist of IWS EPI Suite, IWS EPI Builder (SDK), Identifier for Windows and ID Card Maker.  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  The Company has recently added the ability to incorporate multiple biometrics into the ID systems the Company offers with the addition of our new IWS Biometric Engine to our product line.

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

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited balance sheet included in the 2007 Annual Report on Form 10-K and the condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2008, as amended on April 29, 2008. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2008, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has continuing losses, negative working capital and negative cash flows from operations for both the three and nine month periods ended September 30, 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In May 2008, the AMEX removed the Company’s common stock from being listed on their exchange as the Company failed to comply with AMEX’s continued listing standards.  In December of 2008 our common stock was removed from being quoted on the Over-the-Counter Bulletin Board as the Company failed to make the required filings with the SEC in the required timeframe.  As of the end of the third quarter of 2008, the Company was faced with limited funds for operations and was compelled to suspend SEC filings and the associated costs until such time as the Company had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements.   There is no assurance that the Company will be able to attain compliance with SEC filing requirements in the future, and if the Company is able to attain compliance, there is no assurance it will be able to maintain compliance.  If it is not able to attain and maintain compliance for minimum required periods, the Company will not be eligible for re-listing on the Over-the-Counter Bulletin Board or other exchanges.

 Despite financing arrangements secured in 2008, additional new financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future. The Company is exploring the possible sale of equity securities and/or debt financing. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS No. 160”), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. In addition, SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not have an outstanding non-controlling interest in one or more subsidiaries and therefore, SFAS No. 160 is not applicable to the Company at this time.

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company does not expect the provisions of EITF 07-1 to have an impact on our financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company does not expect the provisions of FSP FAS 157-2 to have an impact on our results of operations or financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 affects only disclosure requirements, there will be no effect on our results of operations or financial position.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 will be applied to intangible assets acquired after the effective date.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. FAS No. 162 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Previous references to GAAP accounting standards will no longer be used in our disclosures for financial statements ending after the effective date. The adoption of SFAS No. 162 will not have an impact on our consolidated financial position or results of operations.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. The Company does not expect the provisions of FSP No. EITF 03-6-1to have a material impact on our results of operations or financial position.

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99 - Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether another-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 is not expected to have a material impact on our results of operations, financial position or liquidity.

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP No. 141R-1 is not expected to have a material impact on our results of operations, financial position or liquidity.

In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments , or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company was to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company does not expect the adoption of these standards to have a material effect on its financial position of results of operations.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. The Company expects that SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how the Company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective for financial statements after January 1, 2010. The Company is currently evaluating the requirements of SFAS 167 and the impact of adoption on their consolidated financial statements, if any.

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS No. 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS No. 162. On July 1, 2009 the FASB launched FASB's new Codification entitled The FASB Accounting Standards Codification, or FASB ASC.

The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on the Company’s consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have VSOE of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and are effective for the Company beginning in the first quarter of fiscal 2011, however early adoption is permitted. The Company is currently evaluating the impact of adopting these new standards on its consolidated financial position, results of operations and cash flows, including possible early adoption.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the three and nine month periods ended September 30, 2008 and 2007, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at September 30, 2008	Number of Common Shares Convertible into at September 30, 2007

Convertible preferred stock	9,850,369	2,512,052
Stock options	1,766,421	1,671,839
Warrants	11,516,152	6,020,778

The table below presents the computation of basic and diluted earnings (loss) per share:

(Amounts in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations	$(1,509)	$419	$(4,706)	$(3,416)
Preferred dividends	(90)	(85)	(259)	(243)
Amortization of beneficial conversion feature on preferred stocks	(3,774)	(470)	(5,568)	(814)
Net loss from continuing operations available to common shareholders	$(5,373)	$(136)	$(10,519)	$(4,473)

Net income from discontinued operations	6	6	13	17
Net loss available to common shareholders	(5,367)	(130)	(10,520)	(4,456)

Denominator for basic and diluted earnings per share — weighted-average shares outstanding	18,143,259	14,891,641	18,022,936	14,086,249

Basic and diluted income (loss) per share:
Continuing operations	$(0.08)	$0.03	$(0.26)	$(0.24)
Discontinued operations	—	—	—	—
Preferred dividends	—	(0.01)	(0.01)	(0.02)
Beneficial conversion feature on preferred stocks	(0.21)	(0.03)	(0.31)	(0.06)

Net loss available to common shareholders	$(0.29)	$(0.01)	$(0.58)	$(0.32)

As more fully explained in Note 7 to these condensed consolidated financial statements, preferred stock dividends for the three and nine months ended September 30, 2008 contains approximately $3,774,000 and $5,568,000, respectively, in preferred dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the issuance of equity securities pursuant to the Company’s warrant financing transaction consummated in March 2008 and Series D Preferred Stock financing consummated in September 2008. Preferred dividends for the three and nine months ended September 30, 2007 contains approximately $470,000 and $814,000, respectively, in preferred stock dividends attributable to an embedded beneficial conversion feature.

NOTE 3. FAIR VALUE ACCOUNTING

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting-principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

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

	Fair Value at September 30, 2008
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$684	$684	$—	$—
Totals	$684	$684	$—	$—
Liabilities:
None	$—	$—	$—	$—

The Company’s Pension assets are classified within Level 1 of the fair value hierarchy because they are valued using market prices. The Pension assets are valued based on market prices in active markets and are primarily comprised of the cash surrender value of insurance contracts. All plan assets are managed in a policyholder pool in Germany by outside investment managers.  The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital.

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

NOTE 4. INVENTORY

Inventories at September 30, 2008 were comprised of work in process of $94,000 representing direct labor costs on in-process projects and finished goods of $32,000 net of reserves for obsolete and slow-moving items of $91,000.  Inventories at December 31, 2007 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $101,000 net of reserves for obsolete and slow-moving items of $16,000.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

NOTE 5. ACQUISITION

In December 2007, the Company entered into an agreement for the purchase of certain assets of Sol Logic, Inc. (“Sol Logic”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”).  The assets acquired include certain customer contracts, software licenses and intellectual property (collectively, the “Acquired Assets”).  As a result of this asset acquisition, the Company integrated real-time voice recognition, multiple language translation and voice analytic capabilities into its biometric offerings. The Asset Purchase Agreement contained various customary representations and warranties on behalf of Sol Logic.

In consideration for the acquisition of the Acquired Assets, the Company: (1) issued to Sol Logic on December 19, 2007 (the “Closing”) 935,089 shares of restricted common stock of the Company (the “Initial Shares”), and (2) on June 19, 2008 (the “Additional Issuance Date”) was required to issue to Sol Logic that number of shares of restricted common stock (the “Additional Shares” and collectively with the Initial Shares, the “Shares”) equal to the quotient obtained by dividing $1,502,000 by the greater of (A) $1.633 and (B) the volume weighted average closing price of the Company’s common stock over the 20 trading-day period ending on June 18, 2008, as reported on the Over-the-Counter Bullet Board (“OTCBB”).  Fifty percent of the Initial Shares and ten percent of the Additional Shares were held in escrow until the one-year anniversary of the Closing. The Company recorded the obligation to issue the required number of shares on the Additional Issuance Date as a current liability in the accompanying Consolidated Balance Sheet as of December 31, 2007 under the caption “Acquisition related obligation”.

On March 28, 2008, the Company entered into Amendment No. 1 to Asset Purchase Agreement (the “Purchase Agreement Amendment”) to amend the Purchase Agreement.  The Purchase Agreement Amendment provided that in consideration for the Acquired Assets, the Company issues to Sol Logic an aggregate of 677,940 shares of restricted Common Stock (the “Initial Shares”). Of these shares, 467,545 were issued to Sol Logic on December 19, 2007, the date of the Purchase Agreement. The remaining 210,395 shares were issued to Sol Logic upon execution of the Purchase Agreement Amendment.  In conjunction with these issuances, the Company simultaneously rescinded the issuance of 257,149 common shares originally placed into escrow on December 19, 2007.

In the event the Company’s revenues on certain specified products set forth in the Purchase Agreement Amendment either equal or exceed $3,000,000 for the six-month period commencing on March 6, 2008 and ending on September 6, 2008 or equal or exceed $5,000,000 for the eighteen-month period commencing on March 6, 2008 and ending on September 6, 2009, the Company was obligated to issue that number of additional shares of Common Stock (the “Additional Shares” and together with the Initial Shares, the “Shares”) obtained by dividing $1,921,924 by the greater of $1.10 or the volume weighted average closing price of the Company’s common stock over the 20 trading-day period immediately prior to the date the Additional Shares are issued, subject to the terms of the escrow described below.  Pursuant to the Purchase Agreement Amendment, the maximum number of Additional Shares that may be issued are 1,747,204. The Company did not attain the specified revenue levels required pursuant to the terms of the Purchase Agreement Amendment and on September 6, 2009, the contingent consideration provision contained in the Purchase Agreement Amendment expired with no additional consideration due.

Concurrently with the execution of the Purchase Agreement Amendment, the Company entered into Amendment No. 1 to Registration Rights Agreement (the “Rights Agreement Amendment”) to amend the Rights Agreement.  Under the terms of the Rights Agreement Amendment, the Company was required to register an additional 371,755 of the Initial Shares, for a total of 677,940 shares of Common Stock, for resale by Sol Logic.

As a result of recording the terms of the Purchase Agreement Amendment, the aggregate purchase price, not including direct transaction costs of approximately $274,000 was approximately $1,019,000. The value of the 677,940 common shares issued was determined based on the average market price of the Company’s common stock over the 2-day period before and after the terms of the Purchase Agreement Amendment were consummated on March 6, 2008 in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination’. As of September 30, 2008, the Company had incurred approximately $131,000 in expenses related to the issuance and registration of the Company’s equity securities issued pursuant to the Sol Logic asset purchase. Such issuance and registration costs have been recognized as a reduction of the fair value of the Company’s common stock in accordance with FASB Statement of Financial Accounting Standards No 141, “Business Combinations” (“FAS 141”).

In connection with the Purchase Agreement Amendment, the Company agreed to pay additional consideration in future periods, based upon the attainment of certain revenue levels on certain specified products. FAS 141 requires, in situations involving a contingent consideration agreement that might result in the recognition of an additional element of cost when the contingency is resolved, the recognition of a purchase accounting liability in an amount equal to the lesser of the maximum amount of contingent consideration or the excess (the amount by which the amounts assigned to the assets acquired exceeds the cost of the acquired entity). Accordingly, the Company, upon execution of the Purchase Agreement Amendment, recorded a purchase accounting liability of approximately $1,060,000 as a current liability. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as a liability shall be recognized as an additional cost of the acquisition. Any such additional cost would result in increases in goodwill. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess shall be allocated as a pro rata reduction of the amounts assigned to the acquired assets.

As more fully described in Note 4 to these consolidated financial statements, the Company determined that the intangible assets acquired in the December 2007 purchase of certain assets of Sol Logic, Inc. were impaired at December 31, 2008 as the carrying value of these assets exceeded their estimated fair value determined by the assets’ future discounted cash flows.  The Company did not attain the specified revenue levels required pursuant to the terms of the Purchase Agreement Amendment and on September 6, 2009, the contingent consideration provision contained in the Purchase Agreement Amendment expired with no additional consideration due. The Company has recorded the resolution of the purchase accounting contingency as a recognized subsequent event and has allocated the excess of the contingent liability of $1,060,000 as a pro rata reduction of the amounts assigned to the acquired assets prior to the recording of an impairment charge of approximately $742,000 in the fourth quarter of 2008.The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

(Amounts in thousands, except share amounts)	As recorded per Dec. 19, 2007 Asset Purchase Agreement	As adjusted per Mar. 6, 2008 Purchase Agreement Amendment

Fixed assets, net	$42	$42
Covenant not to compete	200	200
Customer base	93	93
Developed technology	2,018	2,0182
Goodwill	1,036	—
Total assets acquired	$3,389	$2,353

Cash and direct transaction costs	$(410)	$(466)
Acquisition liability	(1,502)	(1,060)
Common stock	(9)	(7)
Additional paid in capital	(1,468)	(820)
Total consideration issued and liabilities incurred	$(3,389)	$(2,353)

Number of shares issued	935,089	677,940

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Sol Logic, Inc. had occurred at January 1, 2007:

($ in thousands)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(unaudited)	(unaudited)
Sales	$3,595	$6,928
Net loss available to common shareholders	$(431)	$(5,309)
Net loss per share available to common shareholders	$(0.03)	$(0.36)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company recognizes revenues and cost of revenues on long-term, fixed price contracts involving significant amounts of customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.  Such amounts are included in the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007 under the caption “Billings in excess of costs and estimated earnings on uncompleted contract”.

Costs and estimated billings on uncompleted contracts and related amounts billed as of September 30, 2008 and December 31, 2007 are as follows:

($ in thousands)	September 30, 2008	December 31, 2007

Costs incurred on uncompleted contract	$73	$—
Estimated earnings	139	—
	212	—

Less: Billings to date	(784)	—
Billings in excess of costs and estimated earnings on uncompleted contract	$(572)	$—

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

In June and July 2008, the Company issued 54,096 and 13,524 shares of common stock, respectively, pursuant to stock-based compensation agreements with certain employees.

The issuance of common stock and warrants in March 2008 pursuant to the Warrant Financing triggered certain antidilution clauses in the Company’s Series C and Series D Preferred Stock agreements. As a result of these antidilution clauses, the Company was required to adjust the conversion price of the Series C and Series D Preferred Stock from $1.50 per share to $1.00 per share. This antidilution feature will cause an additional 733,335 common shares to be issued upon conversion of the Series C Preferred Stock into common stock and an additional 462,669 common shares to be issued upon conversion of the Series D Preferred Stock into common stock. In accordance with EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this antidilution feature resulted in the additional recognition of a discount attributable to an embedded beneficial conversion feature of approximately $1,100,000 related to Series C Preferred Stock and $694,000 related to Series D Preferred Stock. This discount was amortized over the minimum period from the date of the conversion price adjustment to the date at which the preferred shareholders are permitted to convert as a dividend to the Series C and Series D Preferred Stock shareholders.

On November 14, 2008, we entered in to a series of convertible promissory notes (the” Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009 for which a forbearance waiver was obtained as more fully described in Note 10. The principal amount of the Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into Common Stock of the Company. The number of shares into which the Convertible Notes are convertible shall be calculated by dividing the outstanding principle and accrued but unpaid interest by $0.55 (the “Conversion Price”). In conjunction with the issuance of the Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

As more fully explained in Note 9 to these unaudited condensed consolidated financial statements, subsequent to September 30, 2009, the Company entered into a series of financing arrangements involving the issuance of common stock, convertible debt instruments and warrants.

NOTE 8. PREFERRED STOCK

In March 2007, the Company’s Articles of Incorporation were amended to authorize 2,000 shares of Series D 8% Convertible Preferred Stock (“Series D Preferred Stock”).  In August 2008, the Company’s Articles of Incorporation were further amended to increase the number of authorized shares of Series D Preferred Stock from 2,000 to 3,000.  Each share of Series D Preferred Stock has a par value of $0.01, a stated value of $1,000 and is convertible into the Company’s common stock at an initial conversion price of $0.50 per share.  The Series D Preferred Stock does not have voting rights.

Commencing in August 2008 and ending in September 2008, (the”2008 Series D Preferred Stock Financing”), the Company issued to certain investors 810 shares of Series D Preferred Stock for aggregate gross proceeds of $810,000.  In conjunction with the 2008 Series D Preferred Stock Financing, the Company issued warrants to the investors of the Series D Preferred Stock to purchase 1,620,000 shares of the Company’s common stock at $0.50 per share.  These warrants have been classified as equity instruments on the Company’s Consolidated Balance Sheet at September 30, 2008. The proceeds from the 2008 Series D Preferred Stock Financing were allocated to the warrants and the Series D Preferred Stock based on the relative fair value of each on the date of issuance.  This allocation process resulted in the initial recognition of a discount attributable to an embedded beneficial conversion feature of approximately $186,000.  This discount was amortized over the minimum period from date of issuance to the date at which the preferred shareholders are permitted to convert as a dividend to the Series D Preferred Stock shareholders.

The issuance of the Series D Preferred Stock and warrants pursuant to the 2008 Series D Preferred Stock Financing triggered certain antidilution clauses in the Company’s Series C and previously issued Series D Preferred Stock agreements.  As a result of these antidilution clauses, the Company was required to adjust the conversion price of the Series C and Series D Preferred Stocks from $1.00 to $0.50 per share.  This antidilution feature will cause an additional 3,588,000 common shares to be issued upon conversion of the Series C and Series D Preferred Stocks into common stock.  In accordance with EITF Issue 00-27,”Application of Issue 98-5 to Certain Convertible Instruments”, this antidilution feature resulted in the additional recognition of a discount attributable to an embedded beneficial conversion feature of approximately $3,588,000.  This discount was amortized over the minimum period from date of issuance to the date at which the preferred shareholders are permitted to convert as a dividend to the Series D Preferred Stock shareholders.

As compensation to the placement agent for the 2008 Series D Preferred Stock Financing, the Company agreed to pay approximately $33,000 in cash.  The cash payment has been recorded as an adjustment to additional paid in capital as a reduction of net proceeds.

At September 30, 2008, the Company had cumulative undeclared dividends relating to Series B, C and D Preferred Stock of approximately $21,000, $359,000 and $186,000 respectively.

NOTE 9. SUBSEQUENT EVENTS

On November 14, 2008, the Company entered in to a series of convertible promissory notes (the” Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Convertible Notes bear interest at 7.0% per annum and are due February 14, 2009. The principal amount of the Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into Common Stock of the Company. The number of shares into which the Convertible Notes are convertible shall be calculated by dividing the outstanding principle and accrued but unpaid interest by $0.55 (the “Conversion Price”).

                In conjunction with the issuance of the Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

                 In February 2009, the Company entered in to a secured promissory note (the ‘Note”), for Five Million Dollars ($5,000,000) with a third-party lender (“the Lender”). The Note secures a credit facility for a total of up to Five Million Dollars ($5,000,000). The initial advance under the Note was One Million Dollars ($1,000,000). Subsequent advances shall be in increments of $1,000,000 and are subject to the discretion of the Lender. The Note shall bear interest at 5.0% per annum on the outstanding principal. Principal and interest was originally due June 30, 2010. The Company will also pay the Lender additional interest on the maturity date or such earlier date as may be required under the terms of the Note equal to the greater of Four Hundred Thousand Dollars ($400,000) or an amount equal to 2,000,000 multiplied by the average of the Closing prices for the Common Stock of the Company for the ten (10) trading day period immediately preceding the date of the payment of such interest payment.

                 The Note is secured by all of the assets of the Company. Under the terms of the Note, the entire outstanding balance together with all accrued interest shall be payable on (i) the maturity date (June 30, 2010), (ii) a change of control transaction, (iii) receipt by the Company of proceeds from the sale of equity or equity linked securities of the Company in excess of $2,500,000, (iv) receipt by the Company of proceeds from the issuance by the Company of any type of additional debt instruments, or upon the occurrence of an event of default under the terms of the Note. The Company intends to use the proceeds from the Note for general working capital purposes.

                 In conjunction with the issuance of the Note, the Company issued a warrant to purchase 4,500,000 shares of Common Stock of the Company. The warrant has an exercise price $0.50 per share and may be exercised at any time from February 12, 2009 until February 12, 2014. Additionally, the Company entered into a Registration Rights Agreement requiring the Company to provide certain registration rights to the Lender relative to the 4,500,000 shares of Common Stock of the Company issuable pursuant to the warrant.

On May 19, 2009, ImageWare Systems, Inc. formed a wholly owned subsidiary in Mexico in order to support the Company’s efforts to develop new business and service existing contracts to provide products and service in Mexico.  The Mexican subsidiary, ImageWare Mexico, S. DE R.L., is located in Mexico City and has one employee.

                 In June 2009, the Lender and the Company agreed to amend the Note (“Amendment No.1”) whereby the Company received a waiver of default and extension of certain date sensitive covenants contained in the Note.  As consideration for the waiver and extension, the Company issued to the Lender warrants to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 9, 2009 until June 9, 2014.  In conjunction with the June 2009 waiver and extension, the interest rate on the Note was changed to 9% per annum, retroactive to February 2009.

                 In June 2009, the Lender and the Company further amended the Note (“Amendment No.2”) whereby the Lender advanced the Company an additional $300,000 and amended certain terms of the Note.  As consideration for the additional advance, the Company issued to the Lender warrants to purchase 700,000 shares of Common Stock of the Company at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 22, 2009 until June 22, 2014.

                 In July and August 2009, the Company undertook a series of warrant financings whereby the Company issued 2,401,075 warrants with an exercise price of $0.50 per share to incentivize certain warrant holders to exercise their existing warrant of cash.  Pursuant to this series of warrant financings, the Company issued an aggregate of 2,741,075 shares of common stock and raised approximately $1,371,000 in cash.

                 In July and August 2009, holders of existing warrants exercised 929,395 of their warrants pursuant to cashless exercise provisions and received 353,702 shares of common stock.

In August 2009, the Company received from the Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Convertible Notes.  As consideration for the waiver and note extension, the Company issued to the Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s common stock.  The warrants have an exercise price of $0.54 per share and expire on August 25, 2014. The Company is currently seeking an additional waiver of default from the holders of the Convertible Notes.

                 In October 2009, the Lender and the Company amended the Note (“Amendment No. 3”) whereby the Lender agreed to make additional advances in an aggregate amount up to One Million Dollars ($1,000,000) to only be used for the purpose of compromising certain of the Company’s outstanding vendor payables or for paying the audit of the Company’s financial statements.  The amendment calls for the Company to repay the lender in full the amount of any and all Third Amendment Advances, together with all accrued and unpaid interest thereon, on or before January 31, 2010.  On October 5, 2009, the Lender made an advance of $300,000 to the Company pursuant to these provisions.  As consideration for the additional advance, the Company issued to the Lender warrants to purchase 200,000 shares of Common Stock of the Company at an exercise price of $0.60 per share.  Such warrants may be exercised at any time from October 5, 2009 until October 5, 2014.  As additional consideration, the Company assigned certain patents related to discontinued product lines to the Lender with the condition that the Company would participate in future proceeds generated from efforts by the Lender to monetize the patents.

                On November 4, 2009, the Lender and the Company amended the Note (“Amendment No. 4”) whereby the Lender made an additional $350,000 advance (the “Additional Advance”) under the Note.  As consideration for the Additional Advance, the Company executed an assignment of all accounts receivable (the “Assignment of Receivables”) whereby the Company assigned to the Lender all of the Company’s rights, title and interest in all accounts receivable as of the date of Amendment No. 4.  In December 2009, the Company paid back the $350,000 advance plus accrued interest.

In December 2009, the Lender advanced an additional $325,000 under Amendment No.3.

In January of 2010, holders of existing warrants exercised 13,120 of their warrants pursuant to cashless exercise provisions and received 5,665 shares of common stock.

In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board.  These shares will vest quarterly over a three year period.  The restricted shares were issued as compensation for the cancellation of 1,412,096 warrants held by members of management and the Board.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

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

The Company follows the provisions of Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”, Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, Securities and Exchange Commission Staff Accounting Bulletin 104 , Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables”, and Emerging Issues Task Force Issue 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

We recognize revenue and profit as work progresses on long-term, fixed-price contracts involving significant amounts of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits. Revenue from contracts for which we cannot reliably estimate total costs or which do not involve significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgment. Critical items that are considered in this process are the degree of customization and related labor hours necessary to complete the required work as well as ongoing estimates of the future labor hours needed to complete the contract. We also generate non-recurring revenue from the licensing of our software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. We also generate revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Allowance for Doubtful Accounts

Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was approximately $422,000 and our allowance for doubtful accounts was approximately $28,000 as of September 30, 2008.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FIN No. 48, “Accounting for Uncertainty in Income Taxes”. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The Company incurred no income tax expenses during the three and nine months ended September 30, 2008 and 2007.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $5,454,000 as of September 30, 2008. During the three months ended March 31, 2008 we amended the purchase agreement for the acquisition of substantially all the assets of Sol Logic, Inc. originally consummated December 19, 2007. As a result of this amendment, which reduced the purchase price of the Sol Logic assets, we reversed previously recorded goodwill from this acquisition of approximately $1,036,000 as originally reflected in the 2007 consolidated financial statements.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management. The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies. This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation. As a result of our operation in one market segment, such segment being identity management, our 2006 and 2007 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired. Using the same methodologies, we determined that as of September 30, 2008 there were no indicators of potential impairment.

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

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. During the twelve months ended December 31, 2007 we completed the acquisition of substantially all the assets of Sol Logic, Inc. In March 2008, we amended the purchase price of this asset acquisition. Pursuant to this acquisition, we recorded approximately $2,311,000 in identifiable intangible assets. The assets acquired were a covenant not to compete valued at approximately $200,000, customer base valued at approximately $93,000 and developed technology valued at approximately $2,018,000. The allocation of the purchase price was based on fair value methodologies.

As of September 30, 2008, the Company had incurred no impairment charges and accordingly we recorded no impairment losses for long-lived or intangible assets during the nine months ended September 30, 2008. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.

The Company determined that the intangible assets acquired in the December 2007 purchase of certain assets of Sol Logic, Inc. were impaired at December 31, 2008 as the carrying value of these assets exceeded their estimated fair value determined by the assets’ future discounted cash flows.  The Company did not attain the specified revenue levels required pursuant to the terms of the Purchase Agreement Amendment and on September 6, 2009, the contingent consideration provision contained in the Purchase Agreement Amendment expired with no additional consideration due. The Company recorded an impairment charge of approximately $742,000 in the fourth quarter of 2008.

Stock-Based Compensation

Upon adoption of SFAS No. 123R “Accounting for Stock Based Compensation” on January 1, 2006, we began estimating the value of employee stock options on the grant date using the Black-Scholes model. Prior to the adoption of SFAS No. 123R, the value of each employee stock option was estimated on the grant date using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS No. 123R. The determination of fair value of stock-based payment awards on the grant date using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 10% for corporate officers, 4% for members of the Company’s Board of Directors and 24% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.

	Three Months Ended September 30,
Net Product Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$408	$2,768	$(2,360)	(85)%
Percentage of total net product revenue	58%	98%
Hardware and consumables	$28	$37	$(9)	(24)%
Percentage of total net product revenue	4%	1%
Services	$269	$27	$242	896%
Percentage of total net product revenue	38%	1%
Total net product revenues	$705	$2,832	$(2,127)	(75)%

Software and royalty revenues decreased 85% or $2,360,000 during the three months ended September 30, 2008 as compared to the corresponding period in 2007. This decrease is due to lower project-oriented revenues of our Personal Identity Verification (“PIV”) and Biometric Engine software solutions of approximately $2,156,000.  Revenues generated from Law Enforcement software solutions also decreased approximately $104,000 combined with lower identification software royalties and license revenues of approximately $100,000.

Revenues from the sale of hardware and consumables decreased 24% or approximately $9,000 during the three months ended September 30, 2008 as compared to the corresponding period in 2007. The decrease reflects the lower revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training. Such revenues increased approximately $242,000 during the three months ended September 30, 2008 as compared to the corresponding period in 2007 due primarily to a higher percentage of overall revenues being generated from project work. We expect service revenues to continue to be a significant component of our revenues through increased implementations of large-scale high-end solutions.

We believe that the decrease in identity management software revenue in project-oriented solutions is largely due to delays in government procurement with respect to the various programs we are pursuing. Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives however we cannot predict the timing of any such initiatives..

Our backlog of product orders as of September 30, 2008 was approximately $2,379,000. At September 30, 2008, we also had maintenance and support backlog of approximately $1,205,000 under existing maintenance agreements. Product revenue is typically recognized within a three to six month time period for projects not requiring significant customization.  Projects that require significant customization can range from six months to two years depending upon the required degree of customization and customer implementation schedules. Historically, we have experienced a very minimal risk of order cancellation. Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

	Three Months Ended September 30,
Maintenance Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$639	$678	$(39)	(6)%

We anticipate the growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

	Three Months Ended September 30,
Cost of Product Revenues:	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$186	$472	$(286)	(61)%
Percentage of software and royalty product revenue	46%	17%
Hardware and consumables	$23	$33	$(10)	(30)%
Percentage of hardware and consumables product revenue	82%	89%
Services	$114	$5	$109	2180%
Percentage of services product revenue	42%	19%
Total product cost of revenues	$323	$510	$(187)	(37)%
Percentage of total product revenues	46%	18%

The cost of software and royalty product revenue decreased 61% or $286,000 during the three months ended September 30, 2008 as compared to the corresponding period in 2007 due to lower software and royalty revenues generated during the three months ended September 30, 2008 as compared to the corresponding period in 2007. The three month period ended September 30, 2008 contains approximately $75,000 related to the write down of certain third party software which was written down to estimated net realizable value. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $10,000 for the three months ended September 30, 2008 as compared to the corresponding period in 2007 reflects the decrease in hardware and consumable revenues for the three months ended September 30, 2008 as compared to the comparable period in 2007 combined with lower costs incurred on hardware and consumable procurements.

The increase in the cost of services product revenue of $109,000 for the three months ended September 30, 2008 as compared to the corresponding period of 2007 reflects an increase in software integration services and system installation services generated from project work.

	Three Months Ended September 30,
Cost of Maintenance Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$305	$281	$24	9%
Percentage of total maintenance revenues	48%	41%

Cost of maintenance revenues decreased approximately $24,000 or 9% during the three months ended September 30, 2008 as compared to the corresponding period in 2007 and is reflective of lower hardware costs incurred for replacement equipment during the 2008 period offset by increased personnel costs required to service our expanding installed base.

	Three Months Ended September 30,
Product gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$222	$2,296	$(2,074)	(90)%
Percentage of software and royalty product revenue	54%	83%
Hardware and consumables	$5	$4	$1	25%
Percentage of hardware and consumables product revenue	18%	11%
Services	$155	$22	$133	605%
Percentage of services product revenue	58%	81%
Total product gross profit	$382	$2,322	$(1,940)	(84)%
Percentage of total product revenues	54%	82%

Total product gross profit decreased due to lower product revenues during the three months ended September 30, 2008 as compared to the corresponding period in 2007.

Software and royalty gross profit decreased by 90% or approximately $2,074,000 for the three months ended September 30, 2008 from the corresponding period in 2007 due to lower software and royalty product revenues of approximately $2,360,000 in the 2008 period. Costs of software products can also vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Services gross profit increased due to higher services revenues of approximately $242,000 generated through project sales for the three month period ending September 30, 2008 as compared to the corresponding period in 2007.

	Three Months Ended September 30,
Maintenance gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$334	$397	$(63)	(16)%
Percentage of total maintenance revenues	52%	59%

Gross margins related to maintenance revenues decreased due primarily to lower maintenance revenues generated during the three months ended September 30, 2008 as compared to the corresponding period in 2007 combined with higher personnel costs.

	Three Months Ended September 30,
Operating expenses	2008	2007	$ Change	% Change
(dollars in thousands)

General & administrative	$840	$889	$(49)	(6)%
Percentage of total net revenue	63%	25%
Sales and marketing	$464	$607	$(143)	(24)%
Percentage of total net revenue	35%	17%
Research & development	$785	$752	$33	4%
Percentage of total net revenue	58%	21%
Depreciation and amortization	$194	$60	$134	223%
Percentage of total net revenue	14%	2%

General and Administrative Expenses. General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. The increase in such expenses, as a percentage of total net revenues, is reflective of lower net revenues during the three months ended September 30, 2008 as compared to the corresponding period in 2007. The dollar decrease of $49,000 is primarily comprised of the following major components:

•
Decrease in stock-based compensation expense of approximately $20,000 due to the vesting of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS No. 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in insurance related expenses of approximately $8,000.

•	Decrease in professional services of approximately $121,000.

•	Decrease in travel related expenses of approximately $33,000.

•	Increase in compensation and related fringe benefits of approximately $33,000.

•	Increase in royalty and license expense of $100,000 due to the write down of certain prepaid royalties to estimated net realizable value.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar decrease of $143,000 during the three months ended September 30, 2008 as compared to the corresponding period in 2007 reflects headcount reductions due to the elimination and consolidation of various sales positions combined with reduced advertising, trade show, travel and professional services expenditures.

Research and Development. Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 4% or approximately $33,000 for the three months ended September 30, 2008 as compared to the corresponding period in 2007. This increase is comprised of reductions in contract programming expenditures of approximately $114,000 offset by increases in salaries and employee benefits of approximately $69,000.  Other major components of the overall increase were increased expenditures of $90,000 for engineering facilities related expenditures offset by lower travel and other expenses of approximately $12,000. The reduction in contract programming reflects the absorption of the majority of these functions by internal engineering resources. The increase in salaries and employee benefits is due primarily to increased headcount in the three month period ending September 30, 2008 as compared to the corresponding prior year period needed to facilitate the transition from contract programming to internal resources. Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization. During the three months ended September 30, 2008, depreciation and amortization expense increased 223% or $134,000 as compared to the corresponding period in 2007. The increase in depreciation and amortization expense reflects higher amortization of approximately $122,000 for certain definite long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc. offset by reduced depreciation expense due to fully depreciated fixed assets.

Interest Expense (Income), Net. For the three months ended September 30, 2008, we recognized interest income of $4,000 and interest expense of $9,000. For the three months ended September 30, 2007, we recognized interest income of $9,000 and interest expense of $7,000.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Product Revenues

	Nine Months Ended September 30,
Net Product Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,653	$4,178	$(2,525)	(60)%
Percentage of total net product revenue	66%	89%
Hardware and consumables	$145	$227	$(82)	(36)%
Percentage of total net product revenue	6%	5%
Services	$704	$293	$411	140%
Percentage of total net product revenue	28%	6%
Total net product revenues	$2,502	$4,698	$(2,196)	(47)%

Software and royalty revenues decreased 60% or $2,525,000 during the nine months ended September 30, 2008 as compared to the corresponding period in 2007.  The decrease is due primarily to lower project-oriented revenues of our Personal Identity Verification (“PIV”) and Biometric Engine software solutions of approximately $1,681,000, lower identification software royalties and license revenues of approximately $402,000 resulting primarily from our Desktop Security product, lower sales of our boxed identity management software through our distribution channel of approximately $173,000 and lower Law Enforcement project-oriented revenues of approximately $269,000.

Revenues from the sale of hardware and consumables decreased 36% or $82,000 during the nine months ended September 30, 2008 as compared to the corresponding period in 2007.  The decrease reflects lower revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues increased approximately $411,000 during the nine months ended September 30, 2008 as compared to the corresponding period in 2007 due primarily to higher service revenues being generated from software integration of our biometric engine and PIV products into project solutions offset by a decrease in our installation of hardware products.  We expect service revenues to continue to be a significant component of our revenues through increased implementations of large-scale high-end solutions.

We believe that the decrease in identity management software revenue in project-oriented solutions is largely due to delays in government procurement with respect to the various programs we are pursuing. Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives however we cannot predict the timing of such initiatives.

Maintenance Revenues

	Nine Months Ended September 30,
Maintenance Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$1,892	$1,926	$(34)	(2)%

The decrease in maintenance revenues reflects lower revenues generated from the expiration of maintenance contracts on certain identification software solutions combined with lower maintenance revenues generated from our Desktop Security product due to the expiration of certain maintenance contracts related to this product.

We anticipate continued growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	Nine Months Ended September 30,
Cost of Product Revenues:	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$373	$682	$(309)	(45)%
Percentage of software and royalty product revenue	23%	16%
Hardware and consumables	$132	$236	$(104)	(44)%
Percentage of hardware and consumables product revenue	91%	104%
Services	$227	$74	$153	207%
Percentage of services product revenue	32%	25%
Total cost of product revenues	$732	$992	$(260)	(26)%
Percentage of total product revenues	29%	21%

The cost of software and royalty product revenue decreased 45% or $309,000 during the nine months ended September 30, 2008 as compared to the corresponding period in 2007 due to lower software and royalty revenues during the nine months ended September 30, 2008.  In addition to changes in costs of software and royalties product revenues caused by revenue level fluctuations, costs of products can also vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $104,000 for the nine months ended September 30, 2008 as compared to the corresponding period in 2007 reflects the decrease in hardware and consumable revenues for the nine months ended September 30, 2008 as compared to the comparable period in 2007 combined with lower costs incurred on hardware and consumable procurements.

Cost of service revenue increased $153,000 during the nine months ended September 30, 2008 as compared to the corresponding period in 2007 due to higher software integration revenues of our Biometric Engine and PIV products into project solutions.  Such revenues increased approximately $411,000 during the nine months ended September 30, 2008 as compared to the corresponding period in 2007.

Cost of Maintenance Revenues

	Nine Months Ended September 30,
Cost of Maintenance Revenues	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$909	$871	$38	4%
Percentage of total maintenance revenues	48%	45%

Cost of maintenance revenues increased 4% or $38,000 during the nine months ended September 30, 2008 as compared to the corresponding period in 2007 and reflects higher personnel costs incurred to service our installed base during this period.

Product Gross Profit

	Nine Months Ended September 30,
Product gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,280	$3,496	$(2,216)	(63)%
Percentage of software and royalty product revenue	77%	84%
Hardware and consumables	$13	$(9)	$22	244%
Percentage of hardware and consumables product revenue	9%	(4)%
Services	$477	$219	$258	118%
Percentage of services product revenue	68%	75%
Total product gross profit	$1,770	$3,706	$(1,936)	(52)%
Percentage of total product revenues	71%	79%

Software and royalty gross profit decreased 63% or $2,216,000 for the nine months ended September 30, 2008 as compared to the corresponding period in 2007 due to lower software and royalties revenues.  This decrease reflects lower software and royalty revenues of approximately $2,500,000 for the nine months ended September 30, 2008 as compared to the corresponding period of 2007.

Hardware and consumables gross profit increased $22,000 during the nine months ended June 30, 2008 as compared to the corresponding period in 2007 due to lower costs incurred on sales of hardware and consumables of $104,000 during the nine months ended September 30, 2008 as compared to the corresponding period in 2007. Hardware and consumables gross profit as a percentage of hardware and consumables product revenue increased to 9% from (4%) and reflects the 2007 period containing expenses charged to cost of sales for restocking fees. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Services gross profit increased approximately $258,000 for the nine months ended September 30, 2008 as compared to the corresponding period of 2007 due to higher project revenues for the integration and customization of our Biometric Engine and PIV products into project solutions.

Maintenance Gross Profit

	Nine Months Ended September 30,
Maintenance gross profit	2008	2007	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$983	$1,055	$(72)	(7)%
Percentage of total maintenance revenues	52%	55%

Gross margins related to maintenance revenues decreased due primarily to lower maintenance revenues generated during the nine months ended September 30, 2008 as compared to the corresponding period in 2007 combined with higher personnel costs needed to service our installed base.

Operating Expenses

	Nine Months Ended September 30,
Operating expenses	2008	2007	$ Change	% Change
(dollars in thousands)

General & administrative	$2,885	$2,989	$(104)	(3)%
Percentage of total net revenue	66%	45%
Sales and marketing	$1,678	$1,974	$(296)	(15)%
Percentage of total net revenue	38%	30%
Research & development	$2,413	$2,741	$(328)	(12)%
Percentage of total net revenue	55%	41%
Depreciation and amortization	$588	$199	$389	195%
Percentage of total net revenue	13%	3%

General and Administrative Expenses.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The dollar decrease of $104,000 is comprised of the following major components:

•
Decrease in stock-based compensation expense of approximately $112,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS No. 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in insurance related expenses of approximately $22,000.

•	Decrease in professional services of approximately $86,000.

•	Decrease in bad debt expenses of approximately $25,000.

•	Decrease in supplies and other office related expenses of approximately $21,000.

•	Increase in compensation and related fringe benefits of approximately $62,000.

•	Increase in royalty and license expense of $100,000 due to the write down of certain prepaid royalties to estimated net realizable value.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions.  The dollar decrease of $296,000 during the nine months ended September 30, 2008 as compared to the corresponding period in 2007 reflects headcount reductions due to the elimination and consolidation of various sales positions resulting in lower personnel related expenses of approximately $128,000, lower advertising and trade show expenses of approximately $74,000, lower travel expenses of approximately $44,000, lower stock-based compensation expense of approximately $32,000 and lower other office related expenses of approximately $18,000.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 12% or $328,000 for the nine months ended September 30, 2008 as compared to the corresponding period in 2007.  The decrease reflects reductions in contract programming expenditures of approximately $535,000 offset by increases in facilities related expenditures and supplies of approximately $110,000 and increases in salaries and employee benefits of approximately $97,000 due primarily to increased headcount necessary for the continued development of our Biometric Engine, the development of our Personal Identity Verification (PIV) solution, the web enablement of our CCS product line, and the development of our IWS desktop security solution.  Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization.  During the nine months ended September 30, 2008, depreciation and amortization expense increased 195% or $389,000 as compared to the corresponding period in 2007.  The increase in depreciation and amortization expense reflects higher amortization of approximately $387,000 for certain definite long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc. offset by reduced depreciation expense due to fully depreciated fixed assets.

Interest Expense (Income), net.  For the nine months ended September 30, 2008, we recognized interest income of $10,000 and interest expense of $11,000. For the nine months ended September 30, 2007, we recognized interest income of $23,000 and interest expense of $259,000.  Interest expense for the nine months ended September 30, 2007 contains three components approximating $248,000 related to our secured notes payable which were paid in full in March 2007: $19,000 of coupon interest, $213,000 in note discount amortization and $16,000 in deferred financing fee amortization classified as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had total current assets of $1,167,000 and total current liabilities of $6,610,000, or negative working capital of $5,443,000. At September 30, 2008, we had available cash of $427,000. In 2009, we secured a line of credit facility through the issuance of a secured promissory note whereby we borrowed an aggregate amount of approximately $2,325,000 and subsequently repaid $350,000. In 2009, we also undertook a series of warrant financings whereby we raised approximately $1,371,000 in cash.  Despite securing these financing arrangements, we still have negative working capital and will need to secure additional new financing to fund working capital and operations should we be unable to generate positive cash flow from operations in the near future.

Net cash used in operating activities was $1,759,000 for the nine month period ended September 30, 2008 as compared to $1,080,000 for the corresponding period in 2007. We used cash to fund net losses of $3,691,000, excluding non-cash expenses (depreciation, amortization, prepaid royalty impairment, reduction in exit activities reserve, and stock-based compensation) of $1,102,000 for the nine months ended September 30, 2008. We used cash to fund net losses of $2,381,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation and provision for losses on accounts receivable and investment in marketable securities less reductions in inventory obsolescence reserves) of $1,018,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we used cash of $83,000 through reductions in current assets and generated cash of $1,915,000 through increases in current liabilities and deferred revenues, excluding debt. For the nine months ended September 30, 2007, we generated cash of $998,000 through reductions in current assets and generated cash of $303,000 through increases in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $124,000 for the nine months ended September 30, 2008. Net cash used in investing activities was $68,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $69,000. This level of equipment purchases resulted primarily from the replacement of older equipment. We also used cash of approximately $187,000 for our acquisition of Sol Logic, Inc. For the nine months ended September 30, 2008, we generated cash of $132,000 from the release of a collateral requirement on an irrevocable standby letter of credit which was secured by a certificate of deposit.  For the nine months ended September 30, 2007, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $68,000.

Net cash provided by financing activities was $1,293,000 for the nine month period ended September 30, 2008 as compared to $3,680,000 for the corresponding period in 2007. For the nine months ended September 30, 2008, we generated cash of $542,000 from our issuance of common stock pursuant to warrant exercises and used cash of $25,000 for the payment of dividends on our Series B Preferred Stock. We also generated cash of $776,000 from our issuance of Series D Preferred Stock net of direct transaction costs of approximately $34,000.  For the nine months ended September 30, 2007, we generated cash of $1,327,000 from our issuance of preferred stock in a private placement net of direct transaction costs of $173,000. We also generated cash of $1,121,000 from our issuance of common stock pursuant to warrant exercises and $2,621,000 from our issuance of common stock in a private placement net of direct transaction costs of $404,000. For the nine months ended September 30, 2007, we used cash of $1,310,000 for the repayment of our secured notes payable and used cash of $54,000 from the incurrence of financing related expenses.  We also used cash of $25,000 for the payment of dividends on our Series B Preferred Stock.

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

On May 5, 2008 the Company’s common stock was delisted from AMEX. In May of 2008, the AMEX removed the Company’s common stock from being listed on their exchange as we failed to comply with AMEX’s continued listing standards.  In December of 2008 our common stock was removed from being quoted on the Over-the-Counter Bulletin Board as we failed to make the required filings with the SEC in the required timeframe.  As of the end of the third quarter of 2008, we were faced with limited funds for operations and were compelled to suspend SEC filings and the associated costs until such time as the Company had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements.   There is no assurance that we will be able to attain compliance with SEC filing requirements in the future, and if we are able to attain compliance, there is no assurance we will be able to maintain compliance.  If we are not able to attain and maintain compliance for minimum required periods, we will not be eligible for re-listing on the Over-the-Counter Bulletin Board or other exchanges.

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

ITEM 4T. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded, based upon their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective as of September 30, 2008. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2008. As of the end of the third quarter of 2008, we were faced with limited funds for operations and were compelled to suspend SEC filings. Management has determined that this late filing situation was due to shortages in capital resources and is not related to internal controls over financial reporting.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, filed on April 15, 2008 and as amended on April 30, 2008 and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2008, there have been no material changes to the disclosures made on the above-referenced Form 10-K, as amended, except as follows:

OUR COMMON STOCK IS NO LONGER LISTED ON THE AMEX OR THE OVER-THE-COUNTER BULLETIN BOARD AND IS NOW TRADED ON THE PINK SHEETS.

In May of 2008 the AMEX removed ImageWare’s common stock from being listed on their exchange as we failed to comply with AMEX’s continued listing standards.  In December of 2008 our common stock was removed from being quoted on the Over-the-Counter Bulletin Board as we failed to make the required filings with the SEC in the required timeframe.  As of the end of the third quarter of 2008 we were faced with limited funds for operations and were compelled to suspend SEC filings and the associated costs until such time as we had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements.   There is no assurance that we will be able to attain compliance with SEC filing requirements in the future, and if we are able to attain compliance, there is no assurance we will be able to maintain compliance.  If we are not able to attain and maintain compliance for minimum required periods, we will not be eligible for re-listing on the Over-the-Counter Bulletin board or other exchanges.

WE HAVE A HISTORY OF SIGNIFICANT RECURRING LOSSES TOTALING APPROXIMATELY $86.2 MILLION, AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

As of September 30, 2008, we had an accumulated deficit of $86.2 million, and these losses may continue in the future. We will need to raise capital to cover these losses, and financing may not be available to us on favorable terms. In the event financing is not available, in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

WE HAVE HAD AND CONTINUE TO HAVE NEGATIVE WORKING CAPITAL BALANCES WHICH INCLUDE SIGNIFICANT CREDITOR BALANCES THAT ARE PAST DUE.

As of September 30, 2008 we had accounts payable of $2.3 million, much of which were past due.  There is no assurance that the company’s creditors will continue to work with the Company and allow us to pursue our business plan to achieve positive working capital balances and bring our creditor accounts current.

THE HOLDERS OF OUR PREFERRED STOCK HAVE CERTAIN RIGHTS AND PRIVILEGES THAT ARE SENIOR TO THE COMMON STOCK, AND WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET VALUE OF THE COMMON STOCK.

Our Board of Directors has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common shareholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of ImageWare. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. At September 30, 2008 we had three series of preferred stock outstanding, Series B preferred stock, Series C 8% convertible preferred stock and Series D 8% convertible preferred stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon liquidation, dissolution or sale of ImageWare’s business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of September 30, 2008, the Company had cumulative undeclared dividends on the Series B Preferred Stock of approximately $21,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subsequently adjusted to $0.50 and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series C Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of September 30, 2008, the Company had cumulative undeclared dividends on the Series C Preferred Stock of approximately $359,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subsequently adjusted to $0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  The Series D Preferred Stock generally does not have voting rights except as required by law, however, certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of September 30, 2008, the Company had cumulative undeclared dividends on the Series D Preferred Stock of approximately $186,000.

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

IMAGEWARE SYSTEMS, INC., a Delaware corporation

Date: February 24, 2010	By:	/s/ Wayne G. Wetherell
Wayne G. Wetherell Chief Financial Officer