Form 10-K
period 2008-12-31
IMAGEWARE SYSTEMS INC
filed 2010-02-24
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period              to              .

Commission File Number

IMAGEWARE SYSTEMS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10883 Thornmint Road, San Diego, California	92127
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code):   (858) 673-8600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	N/A
Warrants to Purchase Common Stock	N/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the issuer’s Common Stock on June 30, 2008, as reported on the Over-the-Counter Bulletin Board was approximately $8,418,701.  Excluded from this computation were 612,461 shares of Common Stock held by all current executive officers and directors and 4,565,427 shares held by each person who is known by the registrant to own 5% or more of the outstanding Common Stock.  Share ownership information of certain persons known by the issuer to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2008. Exclusion of shares held by any person or entity should not be construed to indicate that such person or entity possesses the power, directly or indirectly, to direct or cause the direction of the management or the policies of the Registrant.

The number of shares of the registrant’s common stock outstanding as of January 28, 2010 was 22,104,483.

IMAGEWARE SYSTEMS, INC.
2008 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

The statements contained in this Annual Report of Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding deployment of our products, and statements regarding reliance on third parties. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: our need for additional capital, fluctuations in our operating results, continued new product introductions, market acceptance of our new product introductions, new product introductions by competitors, technological changes in the digital imaging industry, uncertainties regarding intellectual property rights, delays in the awarding or funding of government contracts and the other factors referred to herein including, but not limited to, those items discussed under “Risk Factors” below.

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

PART I

Item 1.  Business.

OVERVIEW

ImageWare Systems, Inc. is a leader in the emerging market for software-based identity management solutions, providing biometric, secure credential, law enforcement and enterprise authorization.  Our “flagship” product is the IWS Biometric Engine.  Scalable for small city business or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials, including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. We also provide comprehensive authentication security software.  Biometric technology is now an integral part of all markets we address, and all of our products are integrated into the Biometric Engine Platform.  Elements of the IWS Biometric Engine can be used as investigative tools for law enforcement utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

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

Our Secure Credential ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. Our products in this market consist of IWS EPI Suite, IWS EPI Builder (SDK) and Identifier for Windows.  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine to our Secure Credential ID product line.

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

In the fourth quarter of 2007, we acquired the assets of Sol Logic, Inc., a leading provider of voice recognition and multilingual translation technology. This acquisition was in line with our strategic plan to expand our biometric product portfolio and enable us to enter new markets including military and defense. In the fourth quarter of 2008, we recorded an impairment charge of approximately $742,000 against the intangible assets acquired as part of the Sol Logic transaction in 2007.

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

PRODUCTS AND SERVICES

Our identity management solutions are primarily focused around biometrics and secure credentials providing complete, cross-functional and interoperable systems. Our biometric and secure credentialing products provide complete and interoperable solutions with features and functions required throughout the entire identity management life-cycle, enabling users the flexibility to make use of any desired options, such as identity proofing and enrollment, card issuance, maintenance and access control. Our solutions offer a significant benefit that one vendor’s solution is used throughout the various stages, from establishing an applicant’s verified identity, to issuance of smart card based credentials, to the usage and integration to physical and logical access control systems.
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

In 2006, ImageWare launched an expanded suite of application solutions based on the award-winning IWS Biometric Engine. The IWS Biometric Engine has previously been available as a Software Development Kit (SDK), as well as a platform for custom configurations to meet specific customer requirements. The added suite of products provide government, law enforcement, border management and enterprise businesses, a wide variety of application-specific solutions that address specific government mandates and technology standards. It also provides the ability to integrate into existing legacy systems and expand based upon specific customer requirements. This enables users to integrate a complete solution or components as needed. The application suite of products includes packaged solutions for:

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

IWS DESKTOP SECURITY

IWS Desktop Security is a highly flexible, scalable and modular authentication management platform that is optimized to enhance network security and usability. This architecture provides an additional layer of security to workstations, networks and systems through advanced encryption and authentication technologies. Biometric technologies (face, fingerprint, iris, voice or signature), can be seamlessly coupled with TPM chips to further enhance corporate security. USB tokens, smart cards and RFID technologies can also be readily integrated. Additional features include:

•
Support for multiple authentication tools including Public Key Infrastructure (PK) within a uniformed platform and privilege Management Infrastructure (PMI) technology to provide more advanced access control services and assure authentication and data integrity.

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

The IWS Biometric IQA&E improves the accuracy and effectiveness of biometric template enrollments. The software may be used stand-alone or in conjunction with the IWS Biometric Engine. IWS Biometric IQA&E provides automated image quality assessment with respect to relevant image quality standards from organizations such as International Civil Aviation Organization (ICAO) National Institute of Standards and Technology (NIST), International Organization for Standards (ISO) and American Association of Motor Vehicle Association (AAMVA). IWS Biometric IQA&E also enables organizations to conduct multi-dimensional facial recognition which further enhances accuracy for numerous applications including driver licenses, passports and watch lists.

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

Secure Credential

Our Identification and Secure Credential Products consist of the following products:

IWS CARD MANAGEMENT

The IWS Card Management System (CMS) is a comprehensive solution to support and manage the issuance of smart cards complete with the following capabilities:

•	Biometric enrollment and identity proofing with Smart Card encoding of biometrics

•	Flexible models of central or distributed issuance of credentials

•	Customizable card life-cycle workflow managed by the CMS

•	Integration of the CMS data with other enterprise solutions, such as physical access control and logical access control (i.e. Single-Sign-On – SSO)

IWS EPI SUITE

This is an ID software solution for producing, issuing, and managing secure credentials and personal identification cards. Users can efficiently manage large amounts of data, images and card designs, as well as track and issue multiple cards per person; automatically populate multiple cards and eliminate redundant data entry. IWS EPI Suite was designed to integrate with our customers’ existing security and computing infrastructure. We believe that this compatibility may be an appealing feature to corporations, government agencies, transportation departments, school boards, and other public institutions.

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

IWS PIV ENCODER

PIV smart cards must be programmed with specific mandatory data, digital signatures and programs in order to maintain the interoperability as well as the security features specified for the cards. The IWS PIV Encoder could be considered to be a complex device driver that properly programs the PIV smart cards.  The Encoder interacts with the Card Management System for data payload elements. It interacts with the Certificate Authority to encrypt or sign the PIV smart card data with trusted certificates. Finally, it acts as the application-level device driver to make the specific PIV smart card encoding system properly program the smart card, regardless if the system is a standalone encoding system or one integrated into a card printer.

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

Maintenance and Customer Support

As part of our installation of a system, we offer to train our customers’ employees as to the effective use of our products. We offer training both on-site and at our facilities. We offer on-site hardware support to our customers, generally within 24 hours of the customer request. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support. Customer support services typically provide us with annual revenue of 12% to 18% of the initial sales price of the hardware and software purchased by our customers.  For the twelve months ended December 31, 2008 and 2007, maintenance revenues accounted for approximately 43% and 33% of our total revenues.

Software Customization and Fulfillment

We directly employ computer programmers and also retain independent programmers to develop our software and perform quality control. We provide customers with software that we specifically customize to operate on their existing computer system. We work directly with purchasers of our system to ensure that the system they purchase will meet their unique needs. We configure and test the system either at our facilities or on-site and conduct any customized programming necessary to connect the system with any legacy systems already in place.  We can also provide customers with a complete computer hardware system with our software already installed and configured. In either case, the customer is provided with a complete turnkey solution which can be used immediately. When we provide our customers with a complete solution including hardware, we use off-the-shelf computers, cameras and other components purchased from other companies such as Dell or Hewlett Packard. Systems are assembled and configured either at our facilities or at the customer’s location.

OUR STRATEGY

Our strategy is to provide open-architected identity management solutions including multi-biometric, secure credential and law enforcement technologies that are stand alone, integrated and/or bundled with key partners including channel relationships and large systems integrators such as Honeywell, Boeing, GE Security, CSC, Unisys, HP, IBM, Oracle, Motorola, among others. Key elements of our strategy for growth include the following:

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

With the identity management market growing at a rapid pace, biometric identifiers are becoming recognized and accepted as integral components to the identification process in the public and private sectors.  As biometric technologies (facial recognition, fingerprint, iris, etc) are adopted, identification systems must be updated to enable their use in the field.  We have built our solutions to enable the incorporation of one or multiple biometrics, which can be associated with a record and stored both in a database and on a card for later retrieval and verification without regard to the specific hardware employed.  We believe the increasing demand for biometric technology will drive demand for our solutions.  Our identity management products are built to accommodate the use of biometrics and meet the demanding requirements across the entire identity life cycle.

Expand Law Enforcement and Public Safety Markets

We intend to use our successful installations with customers such as the Arizona Department of Public Safety, New South Wales Police, and the Los Angeles County Sheriff’s Department as reference accounts and to market IWS Law Enforcement as a superior technological solution. Our recent addition of the Livescan module and support for local AFIS to our IWS Law Enforcement will enhance its functionality and value to the law enforcement customer as well as increase the potential revenue the Company can generate from a system sale.  We primarily sell directly to the law enforcement community. Our sales strategy is to increase sales to new and existing customers including renewing supporting maintenance agreements. We have also established relationships with large systems integrators such as Sagem Morpho to OEM our law enforcement solution utilizing their worldwide sales force. We will focus our sales efforts in the near term to establish IWS Law Enforcement as the integrated mug shot and Livescan system adopted in as many countries, states, large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer’s region and in neighboring regions. In addition, we plan to market our integrated investigative modules to the customer, including the Facial Recognition and Wireless modules, Suspect ID, WitnessView, Wireless module, and PDA module. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenues from sales of those modules, will also grow.

SALES AND MARKETING

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2008 we had sales and account representatives based domestically in Virginia, Maryland, Arizona, and California. Geographically, our sales and marketing force consisted of 10 persons in the United States.  As of January 28, 2010 we have sales and account representatives based domestically in Virginia, Maryland and California. Geographically, our sales and marketing force consists of 9 persons in the United States, one person in Canada and one person in Mexico.

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

CUSTOMERS

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. The customer base for our digital identification systems includes domestic and foreign government agencies, universities, airports, and private sector companies, many of which are Fortune 500 or Fortune 1000 companies.  In 2008, the US Government accounted for approximately 17% of our revenues. In 2007, Unisys Corporation accounted for approximately 18% of our revenues.

COMPETITION

The Law Enforcement and Public Safety Markets

Due to the fragmented nature of the law enforcement and public safety market and the modular nature of our product suite, we face different degrees of competition with respect to each IWS Law Enforcement module. We believe the principal bases on which we compete with respect to all of our products are:

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

Our software faces competition from Datacard Corporation, a privately held manufacturer of hardware, software and consumables for the ID market. There are also a considerable number of smaller software competitors such as Number Five Software Ltd., Loronix Information Systems, Inc. and Fox Technology Pty Ltd. who compete in differing geographical markets, primarily in the packaged product segment.

Biometric Market

The market to provide biometric systems to the identity management market is evolving and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

•	our ability to provide a system which enables the enrollment, management and authentication of multiple biometrics managing population databases of unlimited sizes;

•	searches can be 1:1 (verification), 1:N (identification) and X:N (investigative); and N:N (database integrity)

•
the system is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, DNA, signature, voice, and 3D face and retina;

Our multi-biometric product faces competition from L-1 Identity Solutions, Inc., Ireland-based Daon, and French-based Sagem none of which have offerings with the scope and flexibility of our IWS Biometric Engine.

INTELLECTUAL PROPERTY

We rely on trademark, patent, trade secret and copyright laws and confidentiality and license agreements to protect our intellectual property. We have several unregistered and federally registered trademarks including the trademark ImageWare, as well as trademarks for which there are pending trademark registrations with the United States, Canadian and other International Patent & Trademark Offices.  We hold several issued patents and have several other patent applications pending for elements of our products.  We license and depend on intellectual property from third parties for our biometric products and modules which utilize third party biometric encoding and matching technologies.

We regard our software as proprietary and retain title to and ownership of the software we develop.  We attempt to protect our rights in the software primarily through trade secrets.  We have not published the source code of most of our software products and require employees and other third-parties who have access to the source code and other trade secret information to sign confidentiality agreements acknowledging our ownership and the nature of these materials as our trade secrets.

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

RESEARCH AND DEVELOPMENT

Our research and development team was made up of 29 and 25 programmers, engineers and other employees as of December 31, 2008 and January 28, 2010 respectively. We also contract with outside programmers for specific projects as needed. We spent approximately $3.0 million and$3.7 million on research and development in 2008 and 2007, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

EMPLOYEES

We had a total of 65 and 58 full-time employees as of December 31, 2008 and January 28, 2010 respectively. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk. before investing in our common stock, you should consider carefully the specific risks detailed in this “Risk Factors” section and any applicable prospectus or prospectus supplement, together with all of the other information contained in this Report and any prospectus or prospectus supplement. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business

We have a history of significant recurring losses totaling approximately $87.2million, and these losses may continue in the future.

As of December 31, 2008, we had an accumulated deficit of $87.2 million, and these losses may continue in the future. We will need to raise capital to fund our continuing operations, and financing may not be available to us on favorable terms or at all. In the event financing is not available in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

We received a “going concern” opinion from our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007, which may negatively impact our business.

We received a report from Stonefield Josephson, Inc., our independent registered public accounting firm (“Stonefield Josephson”), regarding our consolidated financial statements for the fiscal years ended December 31, 2008 and 2007, which included an explanatory paragraph stating that the consolidated financial statements were prepared assuming we will continue as a going concern. The report also stated that our substantial net losses and monetary liabilities have raised substantial doubt about our ability to continue as a going concern.  The “going concern” opinion for the fiscal year ended December 31, 2008, may fail to dispel any continuing doubts about our ability to continue as a going concern and could adversely affect our ability to enter into collaborative relationships with business partners, to raise additional capital and to sell our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the fact that we have not been able to remain current with our periodic filings with the SEC we have been ineligible to register shares of our common stock on Form S-3 Registration Statement. Certain investors, for whom the ability to resell their shares relatively soon after they acquire them is important, may only be willing to participate in private financings by us if we can register their shares using a Form S-3 Registration Statement.  Therefore, our ineligibility to use Form S-3 could limit our ability to raise additional capital for at least the next 12 months or such longer period that we are ineligible to use the Form S-3 Registration Statement.

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

When considering the purchase of a large computerized identity management system, potential customers of ours may take as long as one year to evaluate different systems and obtain approval for the purchase. Under these circumstances, if we fail to complete a sale, we will have expended significant resources and received no revenue in return. Generally, customers consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with their current systems, product reliability and their own budgetary constraints. While potential customers are evaluating our products, we may incur substantial selling costs and expend significant management resources in an effort to accomplish potential sales that may never occur. In times of economic recession, our potential customers may be unwilling or unable to commit resources to the purchase of new and costly systems.

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

With our acquisition of G&A Imaging Ltd. in 2001, we have significant foreign operations. As a result, we are exposed to risks, including among others, risks associated with foreign political, economic and legal environments and with foreign currency exchange rates. Our results may be adversely affected by, among other things, changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversions, collection of receivables abroad and rates and methods of taxation.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting beginning with the fiscal year ending December 31, 2007.  This section also requires that our independent registered public accounting firm provide an attestation report on our internal control over financial reporting beginning with the fiscal year ending December 31, 2010. Our management completed its evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 and concluded that our internal controls over financial reporting were effective as of that date. As of the end of the third quarter of 2008, we were faced with limited funds for operations and were compelled to suspend SEC filings. Management has determined that this late filing situation was due to shortages in capital resources and is not related to internal controls over financial reporting.

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

In May of 2008 the AMEX removed ImageWare’s common stock from being listed on their exchange as we failed to comply with AMEX’s continued listing standards.  In December of 2008 our common stock was removed from being quoted on the Over-the-Counter Bulletin Board as we failed to make the required filings with the SEC in the required timeframe.  As of the end of the third quarter of 2008 we were faced with limited funds for operations and were compelled to suspend SEC filings and the associated costs until such time as we had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements.   There is no assurance that we will be able to attain compliance with SEC filing requirements in the future, and if we are able to attain compliance, there is no assurance we will be able to maintain compliance.  If we are not able to attain and maintain compliance with SEC reporting requirements for the minimum required periods, we will not be eligible for re-listing on the Over-the-Counter Bulletin Board or other exchanges.

The holders of our preferred stock have certain rights and privileges that are senior to our common stock, and we may issue additional shares of preferred stock without stockholder approval that could have a material adverse effect on the market value of the common stock.

Our Board of Directors (“Board”) has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. As of December 31, 2008, we had three series of preferred stock outstanding, Series B preferred stock, Series C 8% convertible preferred stock and Series D 8% convertible preferred stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of December 31, 2008, we had cumulative undeclared dividends on the Series B Preferred Stock of approximately $34,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subsequently adjusted to $0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of December 31, 2008, we had cumulative undeclared dividends on the Series C Preferred Stock of approximately $404,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subsequently adjusted to 0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series D Preferred Stock. As of December 31, 2008, we had cumulative undeclared dividends on the Series D Preferred Stock of approximately $230,000.

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

Our future sales of our common stock could adversely affect its price and our future capital-raising activities could involve the issuance of equity securities, which would dilute shareholders’ investments and could result in a decline in the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

As of December 31, 2008 our corporate headquarters were located in San Diego, California where we occupied approximately 16,000 square feet of office space and approximately 1,000 square feet of warehouse space. Our lease for this facility was for an indefinite term subject to termination on a 60 day notice at a cost of approximately $13,000 per month.  As of January 28, 2010 the monthly rate for our corporate headquarters was reduced to a cost of approximately $10,000 per month.  We occupy 6,768 square feet in Ottawa, Province of Ontario, Canada. These premises are leased until September 2013, at a cost of approximately $14,000 per month. As of December 31, 2008 we occupied 3,470 square feet of office space in Portland, Oregon at a cost of approximately $7,300 per month.  Our lease for this facility expired in October 2009.  As of January 28, 2010 we occupy 6,024 square feet of office space in Portland, Oregon at a cost of approximately $11,044 per month and continues through October 2012.  As of January 28, 2010 we occupy approximately 500 square feet of office space in Mexico City, Mexico.  Our lease for this facility is for an indefinite term at a cost of approximately $800 per month.

Item 3. Legal Proceedings.

We are periodically engaged in litigation in the ordinary course of business and do not believe that any of such litigation is material to our ongoing operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our Common Stock is quoted under the symbol “IWSY” on the Pink Sheets.

The following table sets forth the high and low sales prices per share for our Common Stock  for each quarter in 2008 and 2007:

2008 Fiscal Quarters	High	Low
First Quarter	$1.610	$0.950
Second Quarter	$1.150	$0.250
Third Quarter	$0.800	$0.340
Fourth Quarter	$0.480	$0.050

2007 Fiscal Quarters	High	Low
First Quarter	$2.810	$1.450
Second Quarter	$2.740	$1.450
Third Quarter	$2.180	$1.400
Fourth Quarter	$2.000	$1.400

There is no public trading market for our preferred stock.

Holders.

As of January 28, 2010, there were approximately 600 holders of record of our Common Stock.

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

As of December 31, 2008, the Company had cumulative undeclared dividends of approximately $34,000 relating to our Series B Preferred Stock, approximately $404,000 relating to our Series C Preferred Stock, and approximately $230,000 relating to our Series D Preferred Stock.

Repurchases.

We did not repurchase any shares of our common stock during fiscal 2008.

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

OVERVIEW

ImageWare Systems, Inc. is a leader in the emerging market for software-based identity management solutions, providing biometric, secure credential and law enforcement technologies.  Our “flagship” product is the IWS Biometric Engine™.  Scalable for small city, enterprise or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint Livescan and investigative capabilities.  Biometric technology is now an integral part of all markets we address, and all of our products are integrated into the Biometric Engine Platform.  Elements of the biometric engine can be used as investigative tools to law enforcement potentially utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

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

The following are our critical accounting policies because we believe they are both important to the portrayal of our financial condition and results of operations and require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page 68.

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

The Company’s revenue recognition policies are consistent with U. S. GAAP including Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”, Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts “Securities and Exchange Commission Staff Accounting Bulletin 104 , Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables”, and Emerging Issues Task Force Issue 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

We recognize revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgment. Critical items that are considered in this process are the degree of customization and related labor hours necessary to complete the required work as well as ongoing estimates of the future labor hours needed to complete the contract. We also generate non-recurring revenue from the licensing of our software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectability is probable and when all other significant obligations have been fulfilled. We also generate revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page 67.

Allowance for Doubtful Accounts

We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay.  We determine the amount of allowance by analyzing historical losses, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivables balance was $503,000, net of allowance for doubtful accounts of $28,000 for the year ended December 31, 2008.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,416,000 for the year ended December 31, 2008.  During the twelve months ended December 31, 2007, we completed the acquisition of substantially all the assets of Sol Logic, Inc.  We recorded goodwill from this acquisition of approximately $1,036,000 after the allocation of purchase price as determined by employing fair value methodologies. In March2008, we amended the purchase agreement for the acquisition of substantially all the assets of Sol Logic, Inc. originally consummated December 19, 2007. As a result of this amendment, which reduced the purchase price of the Sol Logic assets, we reversed previously recorded goodwill from this acquisition of approximately $1,036,000 as originally reflected in the 2007 consolidated financial statements.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.  Our tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management.  The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies.  This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation.  As a result of our operation in one market segment, such segment being identity management, our 2008 and 2007 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired.

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

In 2008, we recorded an impairment charge of approximately $742,000 related to our intangible assets related to our acquisition of Sol Logic in 2007.  This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows.  The impairment loss is recorded as a component of “Operating expenses” in the Statement of Operations for 2008.  We recorded no impairment losses for long-lived or intangible assets during the twelve months ended December 31, 2007. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenues and operating expenses. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions.  There can be no assurance that intangible asset impairment will not occur in the future.

Stock-Based Compensation

Upon adoption of SFAS No. 123R “Accounting for Stock Based Compensation” on January 1, 2006, we began estimating the value of employee stock options on the grant date using the Black-Scholes model. Prior to the adoption of SFAS No. 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS No. 123R. The determination of fair value of stock-based payment awards on the grant date using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of January 1, 2006 we have adopted the modified prospective transition method and its effect is included in our consolidated financial statements for the twelve months ended December 31, 2008.  We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Product Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
($ in thousands)	2008	Change	2007

Product revenues:
Software and Royalties	$2,362	-52%	$4,966
Percentage of total net product revenue	64%	-24%	88%
Hardware and consumables	$171	-51%	$350
Percentage of total net product revenue	5%	-2%	6%
Services	$1,174	250%	$336
Percentage of total net product revenue	31%	25%	6%
Total net product revenues	$3,707	-34%	$5,652

Identity management software and royalty revenues decreased 52% or approximately $2,605,000 during the twelve months ended December 31, 2008 as compared to the corresponding period in 2007.  The decrease is due primarily to lower project-oriented revenues of our Personal Identity Verification (“PIV”) and Biometric Engine software solutions of approximately $1,706,000, lower identification software royalties and license revenues of approximately $520,000 relating  primarily to our Desktop Security product, lower sales of our boxed identity management software through our distribution channel of approximately $248,000 and lower Law Enforcement project-oriented revenues of approximately $131,000.

Revenues from the sale of hardware and consumables decreased 51% or $179,000 during the twelve months ended December 31, 2008 as compared to the corresponding period in 2007.  The decrease reflects lower revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues increased approximately $838,000 during the twelve months ended December 31, 2008 as compared to the corresponding period in 2007 due primarily to higher service revenues being generated from software integration of our biometric engine and PIV products into project solutions offset by a decrease in our installation of hardware products.

We expect service revenues to continue to be a significant component of our revenues  through our implementation of large-scale high-end installations.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives however we cannot predict the timing of such initiatives.

Our backlog of product orders as of December 31, 2008, was approximately $1,839,000.  At December 31, 2008, we also had maintenance and support backlog of approximately $872,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month period for projects not requiring significant customization. Projects that require significant customization can range from six months to two years depending upon the required degree of customization and customer implementation schedules. Historically, we have experienced a very minimal risk of order cancellation and do not anticipate order cancellations in excess of 5%.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

Maintenance Revenues

	TWELVE MONTHS ENDED
	DECEMBER 31,
($ in thousands)	2008	Change	2007

Maintenance revenues	$2,808	-1%	$2,836

Maintenance revenues decreased 1% or approximately $28,000.  The decrease in maintenance revenues reflects lower revenues generated due to the expiration of maintenance contracts on certain identification software solutions combined with lower maintenance revenues generated from our Desktop Security product due to the expiration of certain maintenance contracts related to this product.

We anticipate continued growth of our installed base through the retention of existing customers combined with the completion of project-oriented work; however we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	TWELVE MONTHS ENDED
($ in thousands)	DECEMBER 31,
	2008	Change	2007
Cost of Product Revenues:
Software and Royalties	$419	-58%	$1,008
Percentage of software and royalty net product revenue	18%	-2%	20%
Hardware and consumables	$157	-47%	$295
Percentage of hardware and consumables net product revenue	92%	8%	84%
Services	$486	531%	$77
Percentage of services net product revenue	41%	18%	23%
Total net product revenues	$1,062	-23%	$1,380
Percentage of total net product revenues	29%	5%	24%

The cost of software and royalty product revenue decreased 58% or $589,000 during the twelve months ended December 31, 2008 as compared to the corresponding period in 2007 due to lower software and royalty revenues generated during the twelve months ended December 31, 2008.  In addition to changes in costs of software and royalties product revenues caused by revenue level fluctuations, costs of products can also vary as a percentage of product revenue from period to period depending upon the level of software customization and third party software license content included in product sales during a given period.

Costs of product revenues of our hardware and consumables revenues decreased approximately 47% or $138,000 for the twelve months ended December 31, 2008 as compared to the corresponding period of 2007 due to lower sales of hardware and consumables.  Sales of hardware decreased approximately $140,000 and sales of consumables decreased approximately $40,000 for the twelve months ended December 31, 2008 as compared to the corresponding period in 2007. These revenue decreases resulted in lower cost of sales of approximately $60,000 related to hardware and lower cost of sales of approximately $78,000 related consumables.

Costs of service revenues increased approximately 531% or $409,000 for the twelve months ended December 31, 2008 as compared to the corresponding period of 2007 due to an increase in integration services and system installation services generated from project work

Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the third party software license content, hardware content, and print media consumable content included in systems installed during a given period.

Maintenance Cost of Revenues

	TWELVE MONTHS ENDED
($ in thousands)	DECEMBER 31,
	2008	Change	2007

Total maintenance cost of revenues	$1,146	-2%	$1,166
Percentage of total maintenance revenues	41%	0%	41%

Costs of maintenance revenues decreased 2% or $20,000 during the twelve months ended December 31, 2008 as compared to the corresponding period in 2007 due to lower maintenance costs for replacement hardware and a greater percentage of maintenance revenues being derived from software maintenance which typically has lower costs than hardware maintenance.

Product Gross Profit

	TWELVE MONTHS ENDED
($ in thousands)	DECEMBER 31,
	2008	Change	2007
Product gross profit
Software and royalties	$1,944	-51%	$3,959
Percentage of software and royalty product revenue	82%	2%	80%
Hardware and consumables	$13	-75%	$54
Percentage of hardware and consumables product revenue	8%	-8%	16%
Services	$688	166%	$259
Percentage of services product revenue	59%	-18%	77%
Total product gross profit	$2,645	-37%	$4,272
Percentage of total product revenues	71%	-5%	76%

Total product gross profit as a percentage of product revenues decreased approximately 5%.  The dollar decrease of $1,627,000 reflects lower product revenues generated in the twelve months ended December 31, 2008 as compared to the corresponding period in 2008.  In addition to changes in costs of software and royalties product revenues caused by revenue level fluctuations, costs of products can also vary as a percentage of product revenue from period to period depending upon the level of software customization and third party software license content included in product sales during a given period.

The dollar decrease in gross profit of software and royalties of approximately 51% or $2,015,000 for the twelve months ended December 31, 2008 as compared to the corresponding period in 2007 reflects lower sales of software and royalties into project-oriented work of approximately $2,605,000 in the twelve month period ending December 31, 2008.

Hardware and consumable gross profit as a percentage of hardware and consumable product revenue decreased approximately $41,000 for the twelve months ended December 31, 2008 as compared to the corresponding period in 2007 due to lower sales of hardware and consumables of approximately $180,000 in the twelve month period ending December 31, 2008.

Services gross profit increased approximately $429,000 for the twelve months ended December 31, 2008 as compared to the corresponding period of 2007 due to higher project revenues for the integration and customization of our Biometric Engine and PIV products into project solutions.

Maintenance Gross Profit

	TWELVE MONTHS ENDED
($ in thousands)	DECEMBER 31,
	2008	Change	2007
Maintenance gross profit
Total maintenance gross profit	$1,662	2%	$1,670
Percentage of total maintenance revenues	59%	0%	59%

Total gross profit dollars related to maintenance revenues decreased approximately $8,000 during the twelve months ended December 31, 2008 as compared to the corresponding period in 2007 and reflect lower maintenance revenues of approximately $28,000 offset by lower maintenance costs of $20,000.  Our decrease in maintenance revenues reflects lower revenues generated due to the expiration of maintenance contracts on certain identification software solutions combined with lower maintenance revenues generated from our Desktop Security product due to the expiration of certain maintenance contracts related to this product.  Our decrease in the cost of maintenance revenues reflects lower maintenance costs for replacement hardware and a greater percentage of maintenance revenues being derived from software maintenance which typically has lower costs than hardware maintenance.

Operating Expenses

	TWELVE MONTHS ENDED
	DECEMBER 31,
($ in thousands)	2008	Change	2007

Operating expenses:
General & administrative	$3,553	-8%	$3,865
Percentage of total net revenue	55%	9%	46%
Sales and marketing	$2,111	-20%	$2,647
Percentage of total net revenue	32%	1%	31%
Research & development	$2,956	-19%	$3,669
Percentage of total net revenue	45%	2%	43%
Impairment loss	$742	100%	$0
Percentage of total net revenue	11%	11%	0%
Depreciation and amortization	$772	200%	$258
Percentage of total net revenue	12%	9%	3%

General and Administrative Expenses

General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.

General and administrative expenses decreased during the twelve months ended December 31, 2008 as compared to the corresponding period in 2007 by approximately $312,000.  Major components of this change are:

•
Decrease in stock-based compensation expense of approximately $111,000 due the vesting of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in consulting and professional fees expense of approximately $229,000 due to the termination of various consulting agreements.

•	Decrease in insurance expense of approximately $24,000; decrease in facilities related expense of approximately $32,000 and decrease in bad debt expense of approximately $25,000.

•	Increase in salaries and related personnel costs of approximately $22,000 and increases in royalty and license expense of approximately $87,000.

The percentage increase is reflective of lower total net revenues during the year ended December 31, 2008 as compared to the corresponding period in 2007.

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

Selling and marketing expenses decreased in 2008 by approximately $536,000.  Major components of this change are:

•	Decrease in salaries and personnel costs of approximately $242,000 due to reductions in headcount.

•	Decrease in advertising and trade show expenses of approximately $109,000.

•	Decrease in travel related expenses $91,000.

•	Decrease in equipment and supplies of approximately $36,000.

•	Decrease in professional services of approximately $58,000.

We anticipate that the level of expenses incurred for sales and marketing during the twelve months ended December 31, 2009 will increase as we pursue large project solution opportunities.

Research and Development Expenses

Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work.

Research and development expenses were approximately $2,956,000 and $3,669,000 during the twelve months ended December 31, 2008 and 2007, respectively.  Such expenses decreased 19% or approximately $713,000 for the twelve months ended December 31, 2008 as compared to the corresponding period in 2007.  The decrease reflects reductions in contract programming expenditures of approximately $656,000 combined with reductions in salaries and employee benefits of approximately $73,000 due to reductions in headcount.  These reductions were offset by increases in facilities related expenses of $32,000.  Travel expenditures decreased by $16,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Impairment Losses

Impairment losses represent the amount by which the carrying amount of long-lived assets exceeds their fair value.  Fair value is determined based on the best information available in the circumstances, including present value techniques.  During the twelve months ended December 31, 2008, we recorded impairment losses of $742,000 for long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc.

Depreciation and Amortization

Depreciation and amortization increased during the twelve months ended December 31, 2008 as compared to the corresponding period in 2007.  This increase reflects higher amortization expense of approximately $509,000 for certain definite long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc.  Depreciation expense increased approximately $4,000 due to the depreciation of fixed assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc.

Interest Expense, Net

For the year ended December 31, 2008, we recognized interest income of $11,000 and interest expense of $30,000. For the year ended December 31, 2007, we recognized interest income of $48,000 and interest expense of $263,000.

Interest expense for the year ended December 31, 2007 contains 3 components approximating $248,000 related to our secured notes payable issued in March 2006 and paid in full in March 2007: $19,000 of coupon interest, $213,000 in note discount amortization, and $16,000 in deferred financing fee amortization classified as interest expense.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $884,000 and total current liabilities of $5,069,000, or negative working capital of $4,185,000. At December 31, 2008 and 2007, we had available cash of $171,000 and $1,044,000, respectively. In 2009, we secured a line of credit facility through the issuance of a secured promissory note whereby we borrowed an aggregate amount of approximately $2,325,000 and subsequently repaid $350,000. In 2009, we also undertook a series of warrant financings whereby we raised approximately $1,371,000 in cash.  Despite securing these financing arrangements, we still have negative working capital and will need to secure additional new financing to fund working capital and operations should we be unable to generate positive cash flow from operation in the near future.

Net cash used in operating activities was $2,192,000 for the year ended December 31, 2008, as compared to $2,875,000 for the corresponding period in 2007. We used cash to fund net losses of $3,421,000, excluding non-cash expenses (depreciation, amortization, debt issuance costs, debt discount, stock-based compensation, and provision for losses on accounts receivable, reductions in inventory valuation allowance, and write-down of investments in equity securities) of $2,297,000 for the year ended December 31, 2008.  We used cash to fund net losses of $3,568,000, excluding non-cash expenses (depreciation, amortization, accretion of beneficial conversion feature on convertible debt, debt discount, stock-based compensation, increases in inventory valuation allowance, impairment losses recorded on intangible assets and write-down of prepaid royalties) of $1,117,000 for the year ended December 31, 2007.  For the year ended December 31, 2008, we used cash of $53,000 to fund increases in current assets and generated cash of $1,282,000 through increases in current liabilities (excluding debt). For the year ended December 31, 2007, we generated cash of $913,000 through reductions in current assets and used cash of $220,000 from decreases in current liabilities (excluding debt).

Net cash used by investing activities was $122,000 for the year ended December 31, 2008.  Net cash used by investing activities was $522,000 for the year ended December 31, 2007. For the year ended December 31, 2008, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $67,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.  For the year ended December 31, 2008, we generated cash of $132,000 from the expiration of certain letters of credit securing our performance on software implementation contracts. For the year ended December 31, 2008 we used cash of $187,000 for our acquisition of Sol Logic, Inc. For the year ended December 31, 2007, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $86,000. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. For the year ended December 31, 2007, we also used cash of $410,000 for our acquisition of Sol Logic, Inc. and used cash of $26,000 to fund increases in restricted cash securing our performance of certain software implementation contracts.

Net cash provided by financing activities was $1,404,000 for the year ended December 31, 2008. We generated cash of $810,000 from our issuance of preferred stock in a private placement net of transaction costs of $33,000.  We also generated cash of $542,000 from our issuance of common stock pursuant to warrant exercises.  We also generated cash of $110,000 for our issuance of convertible notes payable.  In 2008, we used cash of $25,000 for the payment of dividends on our Series B Preferred Stock In 2007, we used cash of $1,310,000 to repay notes payable and used cash of $51,000 for the payment of dividends on our Series B Preferred Stock and incurred financing related expenses of $54,000.  Net cash provided by financing activities was $3,560,000 for the year ended December 31, 2007. We generated cash of $2,621,000 from our issuance of common stock in a private placement and generated cash of $1,233,000 from our issuance of preferred stock in a private placement.  We also generated cash of $1,121,000 from our issuance of common stock pursuant to warrant exercises.  In 2007, we used cash of $1,310,000 to repay notes payable and used cash of $51,000 for the payment of dividends on our Series B Preferred Stock and incurred financing related expenses of $54,000.

Contractual Obligations and Commercial Commitments

We conduct operations in leased facilities under operating leases expiring at various dates through 2013.  We also have various short-term notes payable and capital lease obligations due at various times during 2009.

The report of the Company’s independent accountants included with this Annual Report contains an explanatory paragraph regarding our ability to continue as a going concern.  We are seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures.  If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute cost reduction measures.  We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances.  The sale of equity or equity-related securities could result in additional dilution to our shareholders.  There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.  In addition, our ability to raise additional capital may be impacted by the markets on which our common stock is quoted and our ability to maintain compliance with SEC filing requirements.  In May of 2008 the AMEX removed ImageWare’s common stock from being listed on their exchange as we failed to comply with AMEX’s continued listing standards.  In December of 2008 our common stock was removed from being quoted on the Over-the-Counter Bulletin Board as we failed to make the required filings with the SEC in the required timeframe.  As of the end of the third quarter of 2008 we were faced with limited funds for operations and were compelled to suspend SEC filings and the associated costs until such time as we had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements.   There is no assurance that we will be able to attain compliance with SEC filing requirements in the future, and if we are able to attain compliance, there is no assurance we will be able to maintain compliance.  If we are not able to attain and maintain compliance for minimum required periods, we will not be eligible for re-listing on the Over-the-Counter Bulletin board or other exchanges.

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

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2008 (the “Evaluation Date”), have concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2008. As of the end of the third quarter of 2008, we were faced with limited funds for operations and were compelled to suspend SEC filings. Management has determined that this late filing situation was due to shortages in capital resources and is not related to internal controls over financial reporting.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”).  In accordance with these standards, management assessed and tested, on a sample basis, the Company’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”).  It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of our internal controls over financial reporting. Based on the results of its evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.  .This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Changes in internal controls.  There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

The following table sets forth information regarding our directors as of January 28, 2010:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	56	Chief Executive Officer and Chairman of the Board of Directors
Mr. John Callan	63	Director
Mr. David Carey	65	Director
Mr. Guy Steven Hamm	62	Director
Mr. John Holleran	83	Director
Mr. David Loesch	65	Director

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

John Callan was appointed to the Board in September 2000.  Since July 2008, Mr. Callan returned to Ursa Major Associates, the consulting firm he co-founded in 2001.  He now serves as Managing Director.  From February 2007 to July 2008, Mr. Callan served as Vice President, Strategy and Business Development at DHL Global Mail, Americas. From March 2006 to February 2007, Mr. Callan served DHL Global Mail as Vice President - Domestic Product Management. From 2001 to 2006, Mr. Callan served as Principal of Ursa Major Associates, LLC, the logistics strategy consulting firm he co-founded. From 1997 to 2002, he was an independent business strategy consultant in the imaging and logistics fields. From 1995 to 1997, Mr. Callan served as Chief Operating Officer for Milestone Systems, a shipping systems software company. From 1987 to 1995, he served as Director of Entertainment Imaging at Polaroid Corporation. Mr. Callan is a graduate of the University of North Carolina.

David Carey was appointed to the Board in February 2007. Mr. Carey is a former Executive Director of the Central Intelligence Agency. Since April 2005, Mr. Carey has served as Executive Director for Blackbird Technologies, which provides state-of-the-art IT security expertise, where he assists the company with business development and strategic planning. Prior to joining Blackbird Technologies, Mr. Carey was Vice President, Information Assurance for Oracle Corporation from September 2001 to April 2005. In addition, Mr. Carey worked for the CIA for 32 years until 2001. During his career at the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer, or No. 3 person in the agency, from 1997 to 2001. Before assuming that position, Mr. Carey was Director of the DCI Crime and Narcotics Center, the Director of the Office of Near Eastern and South Asian Analysis, and Deputy Director of the Office of Global Issues. Mr. Carey is a graduate of Cornell University and the University of Delaware.

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions for our executive officers and certain significant employees not discussed above as of January 28, 2010:

Name	Age	Principal Position(s) Held With the Company
Mr. Wayne Wetherell	57	Sr. Vice President, Administration, Chief Financial Officer, Secretary and Treasurer
Mr. Charles AuBuchon	66	Vice President, Business Development
Mr. David Harding	40	Vice President and Chief Technical Officer

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

 To our knowledge, based solely upon review of the copies of such reports furnished to us during the fiscal year ended December 31, 2008, no director, officer or beneficial holder of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

The Board has determined that all members of the Audit Committee meet the SEC’s requirements with respect to independence of listed company audit committee members.  The Board has determined that at least one member of the Audit Committee, Guy Steven Hamm, meets the SEC’s definition of an “audit committee financial expert”.

The Audit Committee met four times during 2008.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our Chief Executive Officer, our Chief Financial Officer and two of our significant employees who were not serving as executive officers at December 31, 2008, collectively referred to as our named executive officers.

			Stock		Option		All Other
Name and Principal Position	Year	Salary	Awards		Awards(1)(2)		Compensation		Total

S. James Miller, Jr. Chairman of the Board and Chief Executive Officer	2008	$308,988	$64,718	(3)	$109,026	(5)	$12,448	(4)	$495,180
	2007	314,791	126,119	(3)	52,325	(5)	12,244	(6)	505,479

Wayne G. Wetherell Senior Vice President Administration, Chief Financial Officer, Secretary, and Treasurer	2008	183,160	31,032	(7)	62,966	(5)	10,324	(8)	287,482
	2007	186,631	67,136	(7)	35,588	(5)	10,019	(9)	299,374

Charles AuBuchon Vice President Business Development	2008	152,600	—		89,603	(5)	—		242,203
	2007	155,581	—		62,439	(5)	—		218,020

David Harding Vice President and Chief Technical Officer	2008	185,029	—		62,482	(5)	—		248,511
	2007	182,132	—		48,251	(5)	—		230,383

(1)	All option awards were granted under the 1999 Plan.

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with the provisions of SFAS 123R and thus may include amounts from awards granted prior to 2008. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 64.4% to 98.5%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by us as computed by this method ranges from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in our Black-Scholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 10% for corporate officers, 4% for members of the Board of Directors and 24% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)
Represents the quarterly vesting of 124,162 restricted shares granted on March 30, 2004, and the vesting of 109,700 restricted shares granted on September 27, 2005 for Mr. Miller. The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

(4)	Consists of $9,200 in 401(K) matching contributions, $1,248 in life insurance premiums and $2,000 in club membership.

(5)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with the provisions of SFAS 123R and thus may include amounts from awards granted prior to 2007. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in our annual report on Form 10-K filed with the SEC on April 15, 2008.

(6)	Consists of $9,000 in 401(K) matching contributions, $1,244 in life insurance premiums and $2,000 in club membership.

(7)
Represents the quarterly vesting of 80,281 restricted shares granted on March 30, 2004 and the vesting of 52,600 restricted shares granted on September 27, 2005. The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

(8)	Consists of $7,466 in 401(K) matching contributions, $858 in life insurance premiums and $2,000 in club membership.

(9)	Consists of $7,221 in 401(K) matching contributions, $798 in life insurance premiums and $2,000 in club membership.

2008 GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in 2008 under our plans.

		All Other
		Stock
		Awards:	Exercise or	Grant Date
		Number of	Base	Fair Value
		Securities	Price of	of Stock
	Grant	Underlying	Option	and Option
Name	Date	Options(1)	Awards ($/Sh)(2)	Awards(3)

S. James Miller, Jr.	1/2/2008	100,000	$1.45	$94,000

Wayne Wetherell	1/2/2008	60,000	$1.45	56,400

Charles AuBuchon	1/2/2008	50,000	$1.45	47,000

David Harding	1/2/2008	50,000	$1.45	47,000

(1) The shares subject to each option vest over a three year period, with 33 1/3% of the shares subject to each option vesting on the first anniversary of the grant date and then 8.33% vesting on  each subsequent quarterly anniversary of the grant date. The options expire ten years from the date of grant.
(2) The exercise price is the closing price of our common stock on the date of grant.
(3) The fair value of our stock options is computed using the Black-Scholes valuation model.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the named executive officers outstanding as of December 31, 2008.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Unearned		Unearned	Option
	Options:		Options:	Exercise	Option
	#		#	Price	Expiration
Name	Exercisable		Unexercisable	($)	Date
S. James Miller, Jr.	75,000		—	$3.00	9/12/2011
	25,000		—	$1.97	5/28/2013
	100,000		—	$2.40	10/28/2014
	100,000		—	$2.62	8/16/2015
	109,700		—	$2.36	9/27/2015
	9,000	(1)	9,000	$2.49	4/3/2017
	—	(4)	100,000	$1.45	1/2/2018

Wayne G. Wetherell	25,000		—	$3.00	9/12/2011
	10,000		—	$1.97	5/28/2013
	50,000		—	$2.40	10/28/2014
	60,000		—	$2.62	8/16/2015
	52,600		—	$2.36	9/27/2015
	7,500	(1)	7,500	$2.49	4/3/2017
	—	(4)	60,000	$1.45	1/2/2018

Charles AuBuchon	10,000		—	$3.00	9/12/2011
	40,000		—	$2.30	10/15/2014
	30,000		—	$3.19	4/1/2015
	60,000		—	$2.62	8/16/2015
	55,000	(2)	5,000	$1.99	1/13/2016
	5,002	(1)	4,998	$2.49	4/3/2017
	—	(4)	50,000	$1.45	1/2/2018

David Harding	91,675	(3)	8,325	$1.65	1/31/2016
	12,550	(1)	12,450	$2.49	4/3/2017
	—	(4)	50,000	$1.45	1/2/2018

(1)	These options vest over three years with one third vesting 4/2/2008 and the remainder vesting in equal quarterly installments thereafter.
(2)	These options vest over three years with one third vesting 1/13/2007 and the remainder vesting in equal quarterly installments thereafter.
(3)	These options vest over three years with one third vesting 1/31/2007 and the remainder vesting in equal quarterly installments thereafter.
(4)	These options vest over three years with one third vesting 1/02/2009 and the remainder vesting in equal quarterly installments thereafter.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding exercises of stock options and vesting of stock for each of the named executive officers during 2008.

	Stock Awards
	Number of
	Shares	Value
	Acquired on	Realized
Name	Vesting	on Vesting

S. James Miller, Jr.(1)	27,423	$21,299

Wayne G. Wetherell(2)	13,149	10,212

(1)
Represents the quarterly vesting of 109,700 restricted shares granted on September 27, 2005. The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

(2)
Represents the quarterly vesting of 52,600 restricted shares granted on September 27, 2005. The restricted shares granted in September 2005 vest one-third after one year with the remainder vesting ratably on a quarterly basis over two years ending September 27, 2008.

EMPLOYMENT CONTRACTS

Employment Agreement with S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller serves as President and Chief Executive Officer. This agreement was  for a three-year term ending September 30, 2008.  On September 27, 2008 this agreement was amended to change the expiration from September 30, 2008 to June 30, 2009.   On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2011. This agreement provides for annual base compensation in the amount of $291,048, which amount will be increased based on cost-of-living increases. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months’ base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

Employment Agreement with Wayne Wetherell. On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement is for a three-year term ending September 30, 2008. On September 27, 2008 this agreement was amended to change the expiration from September 30, 2008 to June 30, 2009.   On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2010.   This agreement provides for annual base compensation in the amount of $174,100, which amount will be increased based on cost-of-living increases and may also be increased based on performance reviews. Under this agreement, we will reimburse Mr. Wetherell for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Wetherell will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twelve months; (ii) continuation of Mr. Wetherell’s fringe benefits and medical insurance for a period of three years; (iii) immediate vesting of 50% of Mr. Wetherell’s outstanding stock options and restricted stock awards. In the event that Mr. Wetherell’s employment is terminated within six months prior to or thirteen months following a change of control (defined below),

Mr. Wetherell is entitled to the severance benefits described above, except that 100% of Mr. Wetherell’s outstanding stock options and restricted stock awards will immediately vest.

Change of Control and Severance Benefits Agreement with Charles AuBuchon. On October 31, 2005, we entered into a Change of Control and Severance Benefits Agreement with Mr. Charles AuBuchon, our Vice President of Sales. This agreement has a three-year term, commencing on October 31, 2005. On September 27, 2008 this agreement was amended to change the expiration from October 31, 2008 to June 30, 2009.   On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2010. Subject to the conditions and other limitations set forth therein, Mr. AuBuchon will be entitled to the following severance benefits if we terminate his employment without cause prior to the closing of any change of control transaction: (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of Mr. AuBuchon’s health insurance benefits until the earlier of six (6) months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage. In the event that Mr. AuBuchon’s employment is terminated within the twelve months following a change of control, he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable. Mr. AuBuchon’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

Change of Control and Severance Benefits Agreement with David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement has a two-year term, commencing on May 21, 2007. On September 27, 2008 this agreement was amended to change the expiration from May 21, 2009 to June 30, 2009.  On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2010.  Subject to the conditions and other limitations set forth therein, Mr. Harding will be entitled to the following severance benefits if we terminate his employment without cause prior to the closing of any change of control transaction: (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of Mr. Harding’s health insurance benefits until the earlier of six (6) months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage. In the event that Mr. Harding’s employment is terminated within the twelve months following a change of control, he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable. Mr. Harding’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables summarize the potential payments to certain of our named executive officers upon a termination of employment or a change in control. The amounts shown in the tables are only estimates and apply the assumption that employment terminated on December 31, 2008. The calculations of payments related to equity reflect the closing price of our common stock on December 31, 2008. The amounts set forth below do not include accrued obligations such as salary and other amounts payable with respect to days previously worked, accrued vacation time and other accrued amounts that were fully earned and vested as of December 31, 2008, and would be payable in connection with the executive’s employment.

S. James Miller, Jr. The following table describes the potential payments upon termination or a change in control for Mr. Miller, our Chief Executive Officer.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$662,856	(2)	$662,856	(2)
Equity	$—	$—	(3)(4)	$—	(3)(4)
Fringe Benefits	$—	$72,634	(5)	$72,634	(5)

(1)	For purposes of this analysis, we assumed Mr. Miller’s compensation is based on his current base salary of $331,428.

(2)	Mr. Miller’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal to two times annual compensation.

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

(4)
This amount was calculated from the unexercisable stock options and unvested stock awards held by Mr. Miller on December 31, 2008. The stock option award amount was calculated by multiplying the number of securities underlying the unexercisable options by the difference between the option price and the price per share of common stock on the date of termination. The unvested stock award amount was calculated by multiplying the number of unvested shares of stock by the price per share on the date of termination.

(5)	Mr. Miller’s fringe benefits consist of medical and life insurance for a period of three years.

Wayne G. Wetherell. The following table describes the potential payments upon termination or a change in control for Mr. Wetherell, our Sr. Vice President Administration, Chief Financial Officer, Secretary and Treasurer.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$198,291	(2)	$198,291	(2)
Equity	$—	$—	(3)(4)	$—	(3)(4)
Fringe Benefits	$—	$73,120	(5)	$73,120	(5)

(1)	For purposes of this analysis, we assumed Mr. Wetherell’s compensation is based on his current base salary of $198,291.

(2)	Mr. Wetherell’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal to the amount of his annual compensation.

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

(4)
This amount was calculated from the unexercisable stock options and unvested stock awards held by Mr. Wetherell on December 31, 2008. The stock option award amount was calculated by multiplying the number of securities underlying the unexercisable options by the difference between the option price and the price per share of common stock on the date of termination.  The unvested stock award amount was calculated by multiplying the number of unvested shares of stock by the price per share on the date of termination.

(5)	Mr. Wetherell’s fringe benefits consist of medical and life insurance for a period of three years.

Charles AuBuchon. The following table describes the potential payments upon termination or a change in control for Mr. AuBuchon, our Vice President Business Development.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$82,500	(2)	$77,500	(2)
Equity	$—	$—		$—
Fringe Benefits	$—	$19,264	(3)	$19,264	(3)

(1)	For purposes of this analysis, we assumed Mr. AuBuchon’s compensation is based on his current base salary of $165,000.

(2)	Mr. AuBuchon’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal to six months of annual compensation.

(3)	Mr. AuBuchon’s fringe benefits consist of medical and life insurance for a period of six months.

David Harding. The following table describes the potential payments upon termination or a change in control for Mr. Harding, our Vice President and Chief Technical Officer.

		Involuntary
Executive Benefits and Payments	Voluntary	Not for Cause		Change in
Upon Termination(1)	Termination	Termination		Control

Cash	$—	$95,500	(2)	$92,500	(2)
Equity	$—	$—		$—
Fringe Benefits	$—	$7,030	(3)	$7,030	(3)

(1)	For purposes of this analysis, we assumed Mr. Harding’s compensation is based on his current base salary of $191,000.

(2)	Mr. Harding’s cash severance benefit under an involuntary, good reason termination or a termination due to a change in control is equal to six months of annual compensation.

(3)	Mr. Harding’s fringe benefits consist of medical and life insurance for a period of six months.

DIRECTOR COMPENSATION

Each of our non-employee directors receives a monthly retainer of $3,000 for serving on the Board. Board members who also serve on the Audit Committee receive additional monthly compensation of $458.33 for the Chairman and $208.33 for the remaining members of the Audit Committee.   Board members who also serve on the Compensation Committee receive additional monthly compensation of $416.67 for the Chairman and $208.33 for the remaining members of the Compensation  Committee.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2008, the Board held the payment of fees for the period from April 1, 2008 till December 31, 2008 in light of the limited cash resources of the company.  For the fiscal year ended December 31, 2008 the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was $36,625.  During that same period a total of $115,375 was accrued as board fees but not paid.

Each of our non-employee directors is also eligible to receive stock option grants under the 1999 Plan. Options granted under the 1999 Plan are intended by us not to qualify as incentive stock options under the Code.

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

During the last fiscal year, we granted 25,000 options under the 1999 Plan to our non-employee directors. The fair market value of the common stock underlying such options on the date of grant is based on the closing sales price reported on AMEX for the date of each such grant, as detailed in the following table:

Name (1)	Option Awards (number of shares)	Exercise Price Per Share	Fair Market Value on Option Grant Date (2)

John Callan	5,000	$1.45	$1.45

John Holleran	5,000	1.45	1.45

David Loesch	5,000	1.45	1.45

Guy Steve Hamm	5,000	1.45	1.45

David Carey	5,000	1.45	1.45

(1)	As of December 31, 2008, no options had been exercised by non-employee directors under any plans maintained by us.

(2)	The fair market value of the common stock underlying such options on the date of grant is based on the closing sales price reported for the date of each such grant.

The following table sets forth the compensation of our directors for the 2008 fiscal year.

Name and Principal Position	Fees Earned or Paid in Cash	Option Awards(1)(2)(3)	Total

John Callan	$28,250	$11,749	$39,999

John Holleran	29,450	11,749	41,199

David Loesch	28,875	12,882	41,757

Guy Steven Hamm	31,125	6,609	37,734

David Carey	27,625	13,044	40,669

(1)	The grant date per share fair value of options issued to Messrs. Callan, Downs, Holleran, Loesch, Hamm and Carey in 2008 was $.94.

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with the provisions of SFAS 123R and thus may include amounts from awards granted prior to 2008. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 64.4% to 98.5%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by us as computed by this method ranges from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in our Black-Scholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 10% for corporate officers, 4% for members of the Board of Directors and 24% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)
The aggregate number of stock option awards outstanding at the end of fiscal 2008 for each director was as follows: John Callan (42,535); John Holleran (40,261); David Loesch (47,000); Guy Steven Hamm (27,000); and David Carey (20,000).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of January 28, 2010 with respect to the beneficial ownership of shares of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of our common stock, (ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group.

Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class (2)
Directors and Named Executive Officers:
S. James Miller, Jr.(3)	913,150	4.1
John Callan(4)	77,193	*
David Carey(5)	33,672	*
G. Steve Hamm(6)	65,072	*
John Holleran(7)	26,491	*
David Loesch(8)	93,072	*
Wayne Wetherell(9)	346,200	1.6
Charles AuBuchon(10)	440,078	2.8
David Harding (11)	121,672	**
Total Shares Held By Directors and Executive Officers	2,116,600	9.3
5% Stockholders:
Gruber & McBaine Capital Management LLC 50 Osgood Place San Francisco, CA(12)	10,941,260	36.5
Bruce Toll (13)	8,539,851	27.9
Goldman Capital (14)	3,400,121	14.2

*	Less than one percent.

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

(2)	The percentages set forth below are based on 22,104,483 shares of common stock outstanding as of January 28, 2010.

(3)
Mr. Miller serves as the Chairman of our Board of Directors and our Chief Executive Officer. Includes 75,201 shares held jointly with spouse and 33,400 options exercisable within 60 days of January 28, 2010.  Also includes  122,727 warrants and a convertible notes convertible into 89,679 shares of common stock.

(4)	Includes 1,672 options exercisable within 60 days of January 28, 2010.

(5)	Includes 1,672 options exercisable within 60 days of January 28, 2010.

(6)	Includes 1,672 options exercisable within 60 days of January 28, 2010. Also includes 27,271 warrants and a convertible notes convertible into 19,929 shares of common stock.

(7)	Includes 1,672 options exercisable within 60 days of January 28, 2010.

(8)	Includes 1,672 options exercisable within 60 days of January 28, 2010. Also includes 27,271 warrants and a convertible notes convertible into 19,929 shares of common stock.

(9)	Includes 20,000 options exercisable within 60 days of January 28, 2010.

(10)	Includes 41,672 options exercisable within 60 days of January 28, 2010. Also includes 122,727 warrants and a convertible notes convertible into 89,679 shares of common stock.

(11)	Includes 16,672 options exercisable within 60 days of January 28, 2010.

(12)
Based on certain of our records and Schedule 13G filed with the SEC as of February 12, 2010.   Includes 1,096,081 shares issuable upon exercise of warrants.  Also included are 6,760,619 shares of common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock.

(13)
Based on Schedule 13D filed with the SEC on October 5, 2009. Includes 6,710,000 shares issuable upon exercise of warrants.  Also included are 845,556 shares of common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock.

(14)	Includes 1,000,000 shares issuable upon exercise of warrants. Also included are 900,121 shares of common stock issuable upon the conversion of Series D Convertible Preferred Stock.

The following table sets forth additional information as of December 31, 2008, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

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

DESCRIPTION OF EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS.

2001 Equity Incentive Plan.

On September 12, 2001, our Board of Directors adopted the 2001 Equity Incentive Plan (the “2001 Plan”). Under the terms of the 2001 Plan, we may issue stock awards to our employees, directors and consultants, and such stock awards may be given as non-statutory stock options (options not intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Code), stock bonuses, and rights to acquire restricted stock. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table above.

The 2001 Plan is administered by the Board of Directors or a Committee of the Board as provided in the 2001 Plan. The exercise price of options  granted under the 2001 Plan shall not be less than 85% of the market value of our common stock on the date of the grant, and, in some cases, may not be less than 110% of such fair market value. The term of options granted under the 2001 Plan as well as their vesting is determined by the Board and to date, options have been granted with a ten-year term and vesting over a three-year period. While the Board may suspend or terminate the 2001 Plan at any time, if not terminated earlier, it will terminate on the day before its tenth anniversary of the date of adoption. The Board has determined not to issue any future awards under the 2001 Plan.

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

Item 14.	Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2008 and 2007 by Stonefield Josephson, Inc., the Company’s principal accountant for the fiscal years ended December 31, 2008 and 2007:

	Fiscal Year Ended
	2008	2007
Audit Fees	$195,642	$150,892

Audit-Related Fees	11,422	28,682

Tax Fees	—	—

All Other Fees	26,224	22,821
Total Fees	$233,288	$202,395

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

See Index to Consolidated Financial Statements.

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

4.19	Form of Warrant to Purchase Common Stock dated September 5, 2008.
4.20	Form of Warrant to Purchase Common Stock dated November 14, 2008.
4.21	Registration Rights Agreement, dated February 12, 2009, between the Registrant and BET Funding, LLC.
4.22	Warrant to Purchase Common Stock, dated February 12, 2009, issued by the Registrant to BET Funding, LLC.
4.23	Warrant to Purchase Common Stock, dated June 9, 2009, issued by the Registrant to BET Funding, LLC.
4.24	Warrant to Purchase Common Stock, dated June 22 2009, issued by the Registrant to BET Funding, LLC.
4.25	Warrant to Purchase Common Stock, dated October 5 2009, issued by the Registrant to BET Funding, LLC.
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

10.20
Securities Purchase Agreement, dated March 9, 2007, by and among the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant Current Report on Form 8-K, filed March 15, 2007).

10.21
Securities Purchase Agreement, dated September 25, 2007, by and among the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 26, 2007).

10.22
Asset Purchase Agreement and Plan of Reorganization, among Sol Logic, Frank Mitchell, as shareholder of Sol Logic, and Wink Jones, as the representative of Sol Logic (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2007).

10.23
Amendment No. 1 to Asset Purchase and Plan of Reorganization, by and between the Registrant and Wink Jones, as the representative of Sol Logic (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 1, 2008).

10.24
Product Line Purchase Agreement, dated November 30, 2006, by and between the Registrant and PhotoLynx, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 26, 2006).

10.25
Standard Commercial Lease, dated September 26, 2003, by and between Thornmint I and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed November 14, 2003).

10.26
Amendment to Office Lease, dated June 12, 2006, by and between Thornmint I and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2006).

10.27
Office Lease, dated September 7, 2006, by and between Union Bank of California as Trustee for Quest Group Trust VII and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 20, 2006).

10.38
Office Space Lease between I.W. Systems Canada Registrant and Dundeal Canada (GP) Inc. dated June 1, 2006 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 17, 2007).

10.39	Office Space Lease between I.W. Systems Canada Registrant and GE Canada Real Estate Equity dated July 25, 2008).
10.40	Form of Securities Purchase Agreement, dated August 29, 2008 by and among the Registrant and certain accredited investors.
10.41	Change of Control and Severance Benefits Agreement, dated September 27, 2008, between Registrant and Charles Aubuchon.
10.42	Change of Control and Severance Benefits Agreement, dated September 27, 2008, between Registrant and David Harding.
10.43	First Amendment to Employment Agreement, dated September 27, 2008, between the Registrant and S. James Miller.
10.44	First Amendment to Employment Agreement, dated September 27, 2008, between the Registrant and Wayne Wetherell.
10.45	Form of Convertible Note dated November 14, 2008.
10.46	Secured Note Agreement, dated February 12, 2009, by and between the Registrant and BET Funding, LLC.
10.47	Security Agreement, dated February 12, 2009, by and between the Registrant and BET Funding, LLC
10.48	Second Amendment to Change of Control and Severance Benefits Agreement, dated April 6, 2009, between Registrant and Charles Aubuchon.
10.49	Second Amendment to Change of Control and Severance Benefits Agreement, dated April 6, 2009, between Registrant and David Harding.
10.50	Second Amendment to Employment Agreement, dated April 6, 2009, between the Registrant and S. James Miller.
10.51	Second Amendment to Employment Agreement, dated April 6, 2009, between the Registrant and Wayne Wetherell.
10.52	Waiver and Amendment Agreement to Secured Note Agreement, dated June 9, 2009 between the Registrant and BET Funding, LLC
10.53	Second Amendment to Secured Note Agreement, dated June 22, 2009 between the Registrant and BET Funding, LLC.
10.54	Office Space Lease between the Registrant and Allen W. Wooddell, dated July 25, 2008.
10.55	Third Amendment to Secured Note Agreement, dated October 5, 2009 between the Registrant and BET Funding, LLC.
10.56	Fourth Amendment to Secured Note Agreement, dated November 11, 2009 between the Registrant and BET Funding, LLC.
10.57	Assignment of Receivable dated November 11, 2009 between the Registrant and BET Funding, LLC.
10.58	Third Amendment to Change of Control and Severance Benefits Agreement, dated December 10, 2009, between Registrant and Charles Aubuchon.
10.59	Third Amendment to Change of Control and Severance Benefits Agreement, dated December 10, 2009, between Registrant and David Harding.
10.60	Third Amendment to Employment Agreement, dated December 10, 2009, between the Registrant and S. James Miller.
10.61	Third Amendment to Employment Agreement, dated December 10, 2009, between the Registrant and Wayne Wetherell.
21.1	Subsidiaries of the Registrant
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYSTEMS, INC.

February 23, 2010	By:	/s/ S. JAMES MILLER, JR.
S. James Miller, Jr.
Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. JAMES MILLER, JR.	Chief Executive Officer and Chairman of the Board of Directors	February 24, 2010
S. James Miller, Jr.	(Principal Executive Officer)

/s/ WAYNE G. WETHERELL	Senior Vice President of Administration and Chief Financial Officer	February 24, 2010
Wayne G. Wetherell	(Principal Financial and Accounting Officer)

/s/ JOHN CALLAN	Director	February 24, 2010
John Callan

/s/ JOHN L. HOLLERAN	Director	February 24, 2010
John L. Holleran

/s/ DAVID LOESCH	Director	February 24, 2010
David Loesch

/s/ STEVE HAMM	Director	February 24, 2010
Steve Hamm

/s/ DAVID CAREY	Director	February 24, 2010
David Carey

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
ImageWare Systems, Inc.

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImageWare Systems, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses since inception, experienced negative cash flows from operations, and has negative working capital as of December 31, 2008.  These matters, among others, raise  substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are described in Note 1.  These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Stonefield Josephson, Inc.
Irvine, California
February 23, 2010

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$171	$1,044
Accounts receivable, net of allowance for doubtful accounts of $28 and $0
at December 31, 2008 and 2007, respectively	503	425
Inventories, net	19	130
Other current assets	191	441
Total Current Assets	884	2,040

Property and equipment, net	108	288
Other assets	37	24
Pension assets	682	694
Intangible assets, net	110	2,437
Goodwill	3,416	4,452
Total Assets	$5,237	$9,935

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$2,388	$1,415
Deferred revenue	872	1,011
Billings in excess of costs and estimated earnings on uncompleted contracts	279	—
Accrued expenses	1,530	1,341
Acquisition related obligation	—	1,502
Total Current Liabilities	5,069	5,269

Notes payable to related parties	98	—
Pension obligation	1,102	1,139
Total Liabilities	6,269	6,408

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, authorized 4,000,000 shares:

Series B convertible preferred stock, designated 750,000 shares,
389,400 shares issued, and 239,400 shares outstanding at December 31, 2008
and 2007, liquidation preference $632 at December 31, 2008 and $607 at December 31, 2007	2	2

Series C convertible preferred stock, designated 3,500 shares,
2,500 shares issued, and 2,200 shares outstanding at December 31, 2008
and 2007, liquidation preference of $2,604 at December 31, 2008 and $2,434 at December 31, 2007	—	—

Series D convertible preferred stock, designated 3,000 shares,
2,310 and 1,500 shares issued at December 31, 2008 and 2007, respectively, and
2,198 and 1,388 shares outstanding at December 31, 2008 and 2007, respectively,
liquidation preference $2,428 and $1,486 at December 31, 2008 and 2007, respectively	—	—

Common stock, $.01 par value, 50,000,000 shares authorized, 18,163,487 and
17,797,826 shares issued at December 31, 2008 and 2007, respectively,
18,156,783 and 17,791,122 shares outstanding at December 31, 2008
and 2007, respectively	180	177

Additional paid in capital	86,007	79,294
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	44	7
Accumulated deficit	(87,201)	(75,889)
Total shareholders’ (deficit) equity	(1,032)	3,527

Total Liabilities and Shareholders’ (Deficit)Equity	$5,237	$9,935

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)

	Twelve Months Ended December 31,	Twelve Months Ended December 31,

	2008	2007

Revenues:
Product	$3,707	$5,652
Maintenance	2,808	2,836
	6,515	8,488
Cost of revenues:
Product	1,062	1,380
Maintenance	1,146	1,166

Gross profit	4,307	5,942

Operating expenses:
General and administrative	3,553	3,865
Sales and marketing	2,111	2,647
Research and development	2,956	3,669
Impairment of intangible assets	742	—
Depreciation and amortization	772	258
	10,134	10,439

Loss from operations	(5,827)	(4,497)

Interest (income) expense, net	19	215

Other (income) expense, net	(110)	23

Loss from continuing operations before income taxes	(5,736)	(4,735)

Income tax benefit (expense)	—	—

Loss from continuing operations	(5,736)	(4,735)

Discontinued operations:
Gain from operations of discontinued Digital Photography Component	$18	$50
Income tax benefit (expense)	—	—
Gain (loss) on discontinued operations	18	50

Net loss	(5,718)	(4,685)
Preferred dividends	(5,928)	(1,171)
Net loss available to common shareholders	$(11,646)	$(5,856)

Basic and diluted loss per common share - see Note 2
Continuing operations	$(0.32)	$(0.31)
Discontinued operations	—	—
Preferred dividends	(0.33)	(0.08)
Basic and diluted loss per common available to common shareholders	$(0.65)	$(0.39)

Weighted-average shares outstanding (basic and diluted)	18,056,026	15,070,308

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Twelve Months Ended December 31,	Twelve Months Ended December 31,
2008	2007

Cash flows from operating activities
Net loss	(5,718)	$(4,685)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	772	258
Amortization of debt discount and debt issuance costs	6	229
Stock based compensation	596	556
Accretion of beneficial conversion feature of convertible debt….	6	—
Prepaid royalty impairment	100	—
Allowance for doubtful accounts	—	25
Impairment of certain long-lived intangible assets	742	—
Impairment of investment in equity securities	—	85
Increase (decreases) in inventory obsolescence reserve	75	(36)
Change in assets and liabilities
Accounts receivable	(106)	1,222
Inventories	37	(37)
Other assets	4	(187)
Pension assets	12	(85)
Accounts payable	972	(303)
Accrued expenses	180	207
Deferred revenue	(111)	(248)
Contract costs	279	—
Pension obligation	(38)	123

Total adjustments	3,526	1,809

Net cash used by operating activities	(2,192)	(2,876)

Cash flows from investing activities
Purchase of property and equipment	(67)	(86)
Restricted cash and cash equivalents	132	(26)
Acquisition of businesses, net of cash acquired of $0	(187)	(410)

Net cash used by investing activities	(122)	(522)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs of $33 and $267, respectively	777	1,233
Proceeds from issuance of common stock, net of issuance costs of $0 and $404, respectively	—	2,621
Proceeds from issuance of notes payable with warrants	110	—
Other financing issuance costs	—	(54)
Repayment of notes payable	—	(1,310)
Dividends paid	(25)	(51)
Proceeds from exercise of stock purchase warrants	542	1,121

Net cash provided by financing activities	1,404	3,560
Effect of exchange rate changes on cash and cash equivalents	37	(57)
Net increase (decrease) in cash and cash equivalents	(873)	105

Twelve Months Ended December 31,	Twelve Months Ended December 31,
2008	2007

Cash and cash equivalents at beginning of period	1,044	939

Cash and cash equivalents at end of period	$171	$1,044

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$46
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature of preferred stock	$5,568	$814
Resolution of purchase accounting contingency	$1060	$—
Changes in minimum pension liability	$(48)	$(37)
Allowance for doubtful accounts	$28	$—
Warrants issued with notes payable	$13	$—
Equipment received in lieu of cash on accounts receivable	$—	$50

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2008	2007

Net loss	$(5,718)	$(4,685)
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities arising during period	—	39
Additional minimum pension liability	48	37
Foreign currency translation adjustment	(11)	(94)
Comprehensive loss	$(5,681)	$(4,703)

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
for the Years Ended December 31, 2007 and 2008
(In thousands, except share amounts)

	Series B Convertible,		Series C		Series D						Addit- ional	Accum- ulated Other
	Redeemable		Convertible,		Convertible,						Paid-	Compre-	Accum-
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		In	hensive	ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2006	239,400	2	2,500	-	-	-	13,700,849	136	(6,704)	(64)	71,553	25	(70,333)	1,320

Issuance of common stock pursuant to warrant exercises							795,956	8			1,113			1,121

Issuance of common stock as compensation							63,240	1			203			204

Issuance of common stock for cash, net							2,016,666	20			2,601			2,621

Issuance of common stock for asset purchase							935,089	9			1,468			1,477

Issuance of preferred stock for cash, net of financing commissions					1,500	-					1,233			1,233

finanincing related expenses											(54)			(54)

Beneficial conversion feature of series D preferred stock											814		(814)	-

Stock-based compensation option expense											359			359

Foreign currency translation adjustment												(94)		(94)

Unrealized holding losses on securities												39		39

Additional minumum pension liability												37		37

Conversion of preferred stock to common			(300)	-			206,778	2			(2)			-

Conversion of preferred stock to common					(112)	-	74,666	1			(1)			-

Dividends on Series B Preferred stock													(51)	(51)

Conversion of Accrued Dividends on Series D Preferred stock to common							4,582	-			7		(7)	-

Net loss													(4,685)	(4,685)

Balance at December 31, 2007	239,400	2	2,200	-	1,388	-	17,797,826	177	(6,704)	(64)	79,294	7	(75,889)	3,527

The accompanying notes are an integral part of these consolidated financial statements.

ImageWare Systems, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
for the Years Ended December 31, 2007 and 2008
(In thousands, except share amounts)
(continued)

	Series B Convertible,		Series C		Series D						Addit -ional	Accum-ulated Other
	Redeemable		Convertible,		Convertible,						Paid-	Compre-	Accum-
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		In	hensive	ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Issuance of common stock pursuant to warrant exercises							541,666	5			536			541

Issuance of preferred stock for cash, net of financing commissions					810	-					777			777

Issuance of common stock as compensation							81,144	1			191			192

Issuance of restricted stock grants to consultants in lieu of cash											54			54

Warrants issued in conjunction with debt to related parties											13			13

Beneficial conversion feature of debt											12			12

Stock-based compensation option expense											341			341

Beneficial conversion feature of series C and D preferred stock											5,568		(5,568)	-

Recission of shares previously issued to Sol Logic							(257,149)	(3)			(648)			(651)

Registration costs for shares issued in connection with Sol Logic acquisition											(131)			(131)

Dividends on Series B Preferred stock													(26)	(26)

Foreign currency translation adjustment												(11)		(11)

Additional minimum pension liability												48		48

Net loss													(5,718)	(5,718)

Balance at December 31, 2008	239,400	2	2,200	-	2,198	-	18,163,487	180	(6,704)	(64)	86,007	44	(87,201)	(1,032)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.	DESCRIPTION OF BUSINESS AND OPERATIONS

Overview

ImageWare Systems, Inc. (the “Company”) is a leader in the emerging market for software-based identity management solutions, providing biometric, secure credential, law enforcement and enterprise authorization.  Our “flagship” product is the IWS Biometric Engine.  Scalable for small city business or worldwide deployment, our biometric engine is a multi-biometric platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  Our identification products are used to manage and issue secure credentials, including national IDs, passports, driver licenses, smart cards and access control credentials. Our law enforcement products provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. We also provide comprehensive authentication security software.  Biometric technology is now an integral part of all markets we address, and all of our products are integrated into the Biometric Engine Platform.  Elements of the IWS Biometric Engine can be used as investigative tools for law enforcement utilizing multiple biometrics and forensic data elements, and to enhance security and authenticity of public and private sector credentials.

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

Our Secure Credential ID solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging in the production of photo identification cards and credentials and identification systems. Our products in this market consist of IWS EPI Suite, IWS EPI Builder (SDK) and Identifier for Windows.  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine to our Secure Credential ID product line.

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

Despite securing financing arrangements in 2008 and 2009, additional new financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future. The Company is exploring the possible sale of equity securities and/or debt financing. However, there can be no assurance that additional financing will be available.

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

The Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will operate at a profit or positive cash flows in the future.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Operating Cycle

Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheet, although they will be liquidated in the normal course of contract completion which may take more than one operating cycle.

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

Accounts Receivable

In the normal course of business, the Company extends credit without collateral requirements to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.  Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, deferred revenues and notes payable to related parties, the carrying amounts approximate fair value due to their relatively short maturities.

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

	Fair Value at December 31, 2008
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$682	$682	$—	$—
Totals	$682	$682	$—	$—
Liabilities:
None	$—	$—	$—	$—

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows

Property, equipment and leasehold improvements

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

Inventories

Inventories are stated at the lower of cost, determined using the First-In, First-Out method or market.

Goodwill

The Company accounts for its intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with an indefinite life are accounted for impairment under SFAS No. 142. In accordance with SFAS No. 142, goodwill, or the excess of cost over fair value of net assets acquired, is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company’s reporting unit is at the entity level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values.

The Company did not record any goodwill impairment charges for the twelve months ended December 31, 2008 and 2007.

Intangible and Long-lived assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. At December 31, 2008, the Company recorded impairment losses on certain long-lived assets of approximately $742,000 related to certain acquired intangible assets for developed technologies, customer base and non-compete agreements.  The impairment reflects the amount by which the carrying value of these assets exceeded their estimated fair values.  The impairment loss is recorded as a component of “Operating expenses” in the Consolidated Statement of Operations for 2008. At December 31, 2007 there was no impairment of the Company’s intangible or long-lived assets.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended Dec 31, 2007 and 2008 exceeded the FDIC insurance limits of $250,000 for 2008 and $100,000 for 2007. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $28,000 and $0 at December 31, 2008 and 2007, respectively.

For the twelve months ended December 31, 2008 one customer accounted for approximately 17% of total revenues. For the twelve months ended December 31, 2007 one customer accounted for approximately 18% of total revenues.

As of December 31, 2008, there was one customer who accounted for approximately 37% of total accounts receivable.  The account was in good standing.  As of December 31, 2007, there was one customer who accounted for approximately 27% of total accounts receivable.

Stock-based compensation

At December 31, 2008, the Company had three stock-based compensation plans for employees and nonemployee directors which authorize the granting of various equity-based incentives including stock options and restricted stock.

On January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method.  SFAS 123(R) requires companies to measure and recognized the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For share option instruments issued subsequent to the adoption of SFAS 123(R), compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period. For equity options issued prior to the adoption of SFAS 123(R), compensation cost is recognized using a graded vesting attribution method. In addition, pursuant to SFAS 123(R), the Company is required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. Prior periods are not restated under this transition method. Options previously awarded and classified as equity instruments continue to maintain their equity classification under SFAS 123(R).  Stock-based compensation expense related to equity options was approximately $341,000 and $359,000 for the twelve month ended December 31, 2008 and 2007, respectively.

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

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the twelve months ended December 31, 2007 and 2008, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations range from 64.4% to 96.2%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method range from 3.5 years to 6.1 years. The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations range from 2.7% to 4.6%. Dividend yield is zero as we do not expect to declare any dividends on our common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of approximately 10% for corporate officers, 4% for members of the Board of Directors and 25% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

A summary of the activity under the Company’s stock option plans for the twelve months ended December 31, 2008 and 2007are as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2006	1,603,164	$2.45	7.84

Granted	165,250	$2.38	9.32
Forfeited	(103,206)	$2.58	5.69
Exercised	—	—	—

Balance at December 31, 2007	1,665,208	$2.44	7.74
Granted	821,221	$0.89	9.42
Forfeited	(437,115)	$2.19	6.9
Exercised	—	$—	—

Balance at December 31, 2008	2,049,314	$1.87	7.2

Options exercisable at December 31, 2008 totaled 1,239,422 at a weighted-average price of $2.42, with a remaining weighted average contractual term of approximately 6.0 years.

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2008 was $0.54.

The following table sets forth a summary of the status and changes of the Company’s unvested shares related to its stock option plans as of and during the twelve months ended December 31, 2008 and 2007:

	Options	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2006	761,782	$1.63
Granted	165,250	$1.48
Vested	(418,529)	$1.64
Forfeited	(56,048)	$1.61

Balance at December 31, 2007	452,455	$1.63
Granted	821,221	$0.54
Vested	(431,848)	$1.62
Forfeited	(31,966)	$1.15

Balance at December 31, 2008	809,892	$0.64

At December 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $383,707, which will be amortized over the weighted-average remaining requisite service period of 9.3 years.  At December 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $308,897, amortized over the weighted-average remaining requisite service period of 1.41 years.

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

In conjunction with these restricted stock agreements, the Company has recognized stock-based compensation expense of $96,000 and $197,000 for the twelve months ended December 31, 2008 and 2007, respectively.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German and Canadian subsidiaries. The cumulative translation adjustment account, which is part of accumulated other comprehensive income, decreased approximately $11,000 for the twelve months ended December 31, 2008 and decreased approximately $94,000 for the twelve months ended December 31, 2007.

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

The Company follows the provisions of Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”, Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts", Securities and Exchange Commission Staff Accounting Bulletin 104 , Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables”, and Emerging Issues Task Force Issue 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonable assured.

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits.  Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. Our revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Sales tax collected from customers is excluded from revenue.

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense totaled approximately $0 and $29,000 and for the years ended December 31, 2008 and 2007, respectively.

Loss per share

Basic loss per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued at the date of issuance. The dilutive effect of outstanding stock options is included in the calculation of diluted loss per common share, if dilutive, using the treasury stock method. During the years ended December 31, 2008 and 2007, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been anti-dilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at December 31, 2008	Number of Common Shares Convertible into at December 31, 2007
Convertible notes payable	199,998	—
Convertible preferred stock – Series B	45,384	45,384
Convertible preferred stock – Series C	5,150,290	1,466,666
Convertible preferred stock – Series D	4,799,395	925,333
Stock options	2,049,314	1,665,208
Restricted stock grants	120,000	—
Warrants	10,471,167	5,955,830

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2008, 2007 and 2006:

(Amounts in thousands, except share and per share amounts)	TWELVE MONTHS ENDED DECEMBER 31,
	2008	2007
Numerator – loss from continuing operations:
Net loss from continuing operations	$(5,736)	$(4,735)
Less preferred stock dividends	(5,928)	(1,171)
Net loss from continuing operations available to common shareholders	$(11,664)	$(5,906)

Numerator – gain (loss) from discontinued operations:
Net loss from discontinued operations	18	50

Denominator
Weighted-average shares outstanding	18,056,026	15,070,308

Basic and Diluted loss per share:
Continuing operations	$(0.32)	$(0.31)
Discontinued operations	$—	$—
Preferred dividends	$(0.33)	$(0.08)
Net loss per share	$(0.65)	$(0.39)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date.

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

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP No. 141R-1 is not expected to have a material impact on our results of operations, financial position or liquidity.

         In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments , or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We do not expect the adoption of these standards to have a material effect on our financial position of results of operations.

         In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. We expect that SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

         In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective for financial statements after January 1, 2010. We are currently evaluating the requirements of SFAS 167 and the impact of adoption on their consolidated financial statements, if any.

Reclassifications

Certain reclassifications were made to prior years’ consolidated financial statements to conform to the current year presentation.

3.           Intangible Assets

The following disclosure presents certain information about the Company’s acquired intangible assets as of December 31, 2008 and 2007. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.
		Gross Carrying				Pro Rata Reduction	Impairment
		Amount Before				of Sol Logic Assets	Charge on Sol
		Impairment	Accumulated			From Purchase	Logic Intangible
		Charge	Amortization	Net Balance	Amortization	Accounting	Assets Recorded	Net Balance
	Amortization	at December	at December	at December	Recorded	Contingency	at December 31,	at December
($ in thousands)	Period	31, 2007	31, 2007	31, 2007	During 2008	Resolution	2008	31, 2008

Technology	5 years	$3,178	$(1,160)	$2,018	$(420)	$(940)	$(658)	$-

Trademark and Tradenames	14.5 years	$377	$(251)	$126	$(16)	$-	$-	$110

Customer relationship	5 years	$293	$(200)	$93	$(19)	$(43)	$(30)	$-

Non-Compete Agreement	3 years	$325	$(125)	$200	$(69)	$(77)	$(54)	$-

Patents	4 years	$60	$(60)	$-	$-	$-		$-

Totals		$4,233	$(1,796)	$2,437	$(525)	$(1,060)	$(742)	$110

As more fully described in Note 6 to these consolidated financial statements, in December 2007, the Company completed the acquisition of substantially all the assets of Sol Logic, Inc. resulting in acquired intangible assets of approximately $2,311,000.  Based on fair value methodologies, the Company recorded approximately $2,018,000 in intangibles assets for developed technology, $93,000 in customer relationship intangible assets and $200,000 for a non-compete agreement.

In 2008, we recorded an impairment charge of approximately $742,000 related to our intangible assets related to our acquisition of Sol Logic in 2007.  This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows.  The impairment loss is recorded as a component of Operating expenses in the consolidated Statement of Operations for 2008.  We recorded no impairment losses for long-lived or intangible assets during the twelve months ended December 31, 2007.

Amortization expense for the twelve months ended December 31, 2008 and 2007 was approximately $525,000 and $16,000, respectively.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2009	$16
2010	16
2011	16
2012	16
2013	16
Thereafter	30
Totals	$110

4.           Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

($ in thousands)	Total
Balance of Goodwill as of January 1, 2007	$3,416

Goodwill acquired	1,036
Impairment losses

Balance of Goodwill as of December 31, 2007	$4,452

De-recognition of goodwill resulting from amended purchase accounting agreement	(1,036)
Impairment losses	—

Balance of Goodwill as of December 31, 2008	$3,416

As more fully described in Note 6 to these consolidated financial statements, in December 2007, the Company completed the acquisition of substantially all the assets of Sol Logic, Inc. resulting in goodwill acquired of approximately $1,036,000.  On March 28, 2008, the Company entered into Amendment No. 1 to Asset Purchase Agreement (the “Purchase Agreement Amendment”) to amend the Purchase Agreement. The terms of the Purchase Agreement Amendment resulted in the de-recognition of the goodwill originally recorded of $1,036,000.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value. In 2006, we determined that our only reporting unit is Identity Management. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2008 and 2007.

5.             Investments

In conjunction with the sale of the Company’s wholly-owned subsidiary, Digital Imaging Asia Pacific, as more fully described in Note 7 to these consolidated financial statements, in March 2005, the Company and Argus Solutions Ltd each agreed to purchase $250,000 of each others common stock at a per share price equal to 108% of the closing price of each others’ stock as determined by the American Stock Exchange and Australian Stock Exchange, respectively. As legal consideration, each Company paid the other cash of $250,000. The Company and Argus consummated the transaction through the exchange of common shares. The Company exchanged 71,225 shares of its common stock for 1,929,914 shares of common stock of Argus Solutions Ltd., which represents approximately one percent of the voting equity of Argus. In accordance with Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”, the Company recorded this transaction as a nonmonetary exchange based on the fair value of the shares exchanged as determined by the closing price of the Company’s shares on the American Stock Exchange on the transaction date of $3.25 or $231,000.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and based on the Company’s intentions regarding these instruments, they were classified as marketable equity securities into trading or available-for-sale categories. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable securities not classified as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. Marketable equity securities are included in other non-current assets. The Company reviews its marketable equity holdings in publicly-traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. The Company considers the investee company’s cash position, earnings and revenue outlook, and stock price performance, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a marketable equity security, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

At December 31, 2007, the Company wrote off its remaining investment in Argus common stock as the market value of the common stock was determined to be $0.  The write-down amounted to $39,000 and was due to a decline in the fair value of the equity security which, in the opinion of management, was considered to be other than temporary.  The write-down is included in the caption Other income, net in the accompanying consolidated Statement of Operations for the twelve months ended December 31, 2007.

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

On March 28, 2008, the Company entered into Amendment No. 1 to Asset Purchase Agreement (the “Purchase Agreement Amendment”) to amend the Purchase Agreement.  The Purchase Agreement Amendment provided that in consideration for the Acquired Assets, the Company issue to Sol Logic an aggregate of 677,940 shares of restricted Common Stock (the “Initial Shares”). Of these shares, 467,545 were issued to Sol Logic on December 19, 2007, the date of the Purchase Agreement. The remaining 210,395 shares were issued to Sol Logic upon execution of the Purchase Agreement Amendment.  In conjunction with these issuances, the Company simultaneously rescinded the issuance of 257,149 common shares originally placed into escrow on December 19, 2007.

In the event the Company’s revenues on certain specified products set forth in the Purchase Agreement Amendment either equal or exceed $3,000,000 for the six-month period commencing on March 6, 2008 and ending on September 6, 2008 or equal or exceed $5,000,000 for the eighteen-month period commencing on March 6, 2008 and ending on September 6, 2009, the Company was obligated to issue that number of additional shares of Common Stock (the “Additional Shares” and together with the Initial Shares, the “Shares”) obtained by dividing $1,921,924 by the greater of $1.10 or the volume weighted average closing price of the Company’s common stock over the 20 trading-day period immediately prior to the date the Additional Shares are issued, subject to the terms of the escrow described below.  Pursuant to the Purchase Agreement Amendment, the maximum number of Additional Shares that may be issued is 1,747,204. The Company did not attain the specified revenue levels required pursuant to the terms of the Purchase Agreement Amendment and on September 6, 2009, the contingent consideration provision contained in the Purchase Agreement Amendment expired with no additional consideration due.

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

As a result of recording the terms of the Purchase Agreement Amendment, the aggregate purchase price, not including direct transaction costs of approximately $274,000 was approximately $1,019,000. The value of the 677,940 common shares issued was determined based on the average market price of the Company’s common stock over the 2-day period before and after the terms of the Purchase Agreement Amendment were consummated on March 6, 2008 in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination’. As of December 31, 2008, the Company had incurred approximately $131,000 in expenses related to the issuance and registration of the Company’s equity securities issued pursuant to the Sol Logic asset purchase. Such issuance and registration costs have been recognized as a reduction of the fair value of the Company’s common stock in accordance with FASB Statement of Financial Accounting Standards No 141, “Business Combinations” (“FAS 141”).

In connection the Purchase Agreement Amendment, the Company agreed to pay additional consideration in future periods, based upon the attainment of certain revenue levels on certain specified products. FAS 141 requires, in situations involving a contingent consideration agreement that might result in the recognition of an additional element of cost when the contingency is resolved, the recognition of a purchase accounting liability in an amount equal to the lesser of the maximum amount of contingent consideration or the excess (the amount by which the amounts assigned to the assets acquired exceeds the cost of the acquired entity). Accordingly, the Company, upon execution of the Purchase Agreement Amendment, recorded a purchase accounting liability of approximately $1,060,000 as a current liability. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as a liability shall be recognized as an additional cost of the acquisition. Any such additional cost would result in increases in goodwill. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess shall be allocated as a pro rata reduction of the amounts assigned to the acquired assets. As more fully described in Note 4 to these consolidated financial statements, the Company determined that the intangible assets acquired in the Sol Logic acquisition were impaired at December 31, 2008 as the carrying value of these assets exceeded their estimated fair value determined by the assets’ future discounted cash flows.  The Company did not attain the specified revenue levels required pursuant to the terms of the Purchase Agreement Amendment and on September 6, 2009, the contingent consideration provision contained in the Purchase Agreement Amendment expired with no additional consideration due. The Company has recorded the resolution of the purchase accounting contingency as a recognized subsequent event and has allocated the excess of the contingent liability of $1,060,000 as a pro rata reduction of the amounts assigned to the acquired assets prior to the recording of an impairment charge of approximately $742,000.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

($ in thousands)	As recorded per Dec. 19, 2007 Asset Purchase Agreement	As adjusted per Mar. 6, 2008 Purchase Agreement Amendment

Fixed assets, net	$42	$42
Covenant not to compete	200	200
Customer base	93	93
Developed technology	2,018	2,018
Goodwill	1,036	—
Total assets acquired	$3,389	$2,353

Cash and direct transaction costs	$(410)	$(466)
Acquisition liability	(1,502)	(1,060)
Common stock	(9)	(7)
Additional paid in capital	(1,468)	(820)
Total consideration issued and liabilities incurred	$(3,389)	$(2,353)

Number of shares issued	935,089	677,940

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Sol Logic, Inc. had occurred at January 1, 2007:

($ in thousands)	Twelve Months Ended December 31, 2007
(unaudited)
Sales	$8,902
Net loss available to common shareholders	$(6,690)
Net loss per share available to common shareholders	$(0.44)

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

In 2007, the Company recognized a gain of approximately $50,000 from the disposal of this component representing the cash proceeds received less the value of net assets sold.  At December 31, 2007, the Company has recorded the fair value of the remaining amount due of $325,000 offset by a full valuation allowance due to the uncertainty of the ultimate collectability of such amounts. This determination was based upon the maximum repayment period of 6.5 years of amounts owing the Company combined with the purchaser operating in a highly competitive business environment evidenced by rapid technological change.  Accordingly, the Company has deferred any remaining gain from the disposal of this component until such time as the Company determines that the realization of the remaining amounts owed is reasonably assured.

In 2008, the Company recognized a gain of approximately $18,000 from the disposal of this component representing the cash proceeds received less the value of net assets sold. At December 31, 2008, the Company has continued to record the fair value of the remaining amount due of $307,000 offset by a full valuation allowance due to the uncertainty of the ultimate collectability of such amounts. This determination was based upon the maximum repayment period of 5.5 years of amounts owing the Company combined with the purchaser operating in a highly competitive business environment evidenced by rapid technological change.  Accordingly, the Company has deferred any remaining gain from the disposal of this component until such time as the Company determines that the realization of the remaining amounts owed is reasonably assured.

8.             Related Parties

As more fully described in Note 13 to these consolidated financial statements, on November 14, 2008, the Company entered in to a series of convertible promissory notes (the” Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009 for which a forbearance waiver was obtained which is more fully described in Notes 13.

In conjunction with the issuance of the Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

9.             Inventory

Inventories at December 31, 2008 were comprised of work in process of $9,000 representing direct labor costs on in-process projects and finished goods of $10,000 net of reserves for obsolete and slow-moving items of $93,000.  Inventories at December 31, 2007 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $101,000 net of reserves for obsolete and slow-moving items of $16,000.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

10.           Property and Equipment

Property and equipment at December 31, 2008 and 2007, consists of:

($ in thousands)	2008	2007

Equipment	$1,397	$1,411
Leasehold improvements	31	149
Furniture	162	162
	1,590	1,722
Less accumulated depreciation	(1,482)	(1,434)
	$108	$288

Total depreciation expense for the years ended December 31, 2008 and 2007 was approximately $247,000 and $242,000, respectively.

11.           Costs and Estimated Earnings on Uncompleted Contracts

The Company recognizes sales and cost of sales on long-term, fixed price contracts involving significant amounts of customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.  Such amounts are included in the accompanying consolidated Balance Sheets at December 31, 2008 and December 31, 2007 under the caption “Billings in excess of costs and estimated earnings on uncompleted contract”.

Costs and estimated earnings on uncompleted contracts and related amounts billed under contract provisions as of December 31, 2008 and December 31, 2007 are as follows:

($ in thousands)	December 31, 2008	December 31, 2007

Costs incurred on uncompleted contract	$108	$—
Estimated earnings	397	—
	505	—

Less: Billings to date	(784)	—
Billings in excess of costs and estimated earnings on uncompleted contract	$(279)	$—

12.           Accrued Liabilities

Principal components of accrued liabilities consist of:

($ in thousands)	2008	2007

Compensated absences	$230	$215
Wages and sales commissions	128	113
Customer deposits	336	267
Liquidated damages	280	280
Royalties	251	251
Professional fees	28	73
Employee benefit plans	113	10
Other	164	132
	1,530	$1,341

13.           Notes Payable and Line of Credit

Notes payable consist of the following:

($ in thousands)	2008	2007
Notes payable to related parties:
Convertible promissory notes to accrue interest at 7%. Face value of note $110, net of unamortized discount on note at December 31, 2008 of $12. Note due January 31, 2010	98	$—
Total notes payable to related parties	98	—

Total notes payable	98	$—
Less current portion	—	—
Long-term notes payable	98	$—

     Future maturities of long-term debt are as follows as of December 31, 2008:

($ in thousands)
2009	$—
2010	$98
2011	$—
2012	$—
2013	$—
$98

On November 14, 2008, the Company entered in to a series of convertible promissory notes (the” Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009 for which a forbearance waiver was obtained. The principal amount of the Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into Common Stock of the Company. The number of shares into which the Convertible Notes are convertible shall be calculated by dividing the outstanding principal and accrued but unpaid interest by $0.55 (the “Conversion Price”).

In conjunction with the issuance of the Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

The Company initially recorded the convertible notes net of a discount equal to the fair value allocated to the warrants using the relative fair value method of approximately $13,000.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 96%.  The convertible notes also contained a beneficial conversion feature, which resulted in additional debt discount of $12,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company is accreting the beneficial conversion feature over the life of the note.  For the twelve months ended December 31, 2008 the Company recorded $12,000 as interest expense from the amortization of the discount related to the fair value of the warrants and from the accretion of the beneficial conversion feature.

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

14.           Income Taxes

The significant components of the income tax provision (benefit) are as follows:

($ in thousands)	December 31,
	2008	2007
Current
Federal	$—	$—
State	—	—
Foreign	—	—

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$—	$—

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2008 and 2007 are as follows:

($ in thousands)	2008	2007

Net operating loss carryforwards	$17,306	$16,118
Intangible assets	784	713
Impairment loss on intangible assets	296	-
Stock based compensation	552	426
Reserves and accrued expenses	37	(4)
Other	(46)	(46)
	18,929	17,207
Less valuation allowance	(18,929)	(17,207)

Net deferred tax assets	$—	$—

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2008	2007

Amounts computed at statutory rates	$(1,944)	$(1,593)
State income tax, net of federal benefit	(190)	(125)
Expiration of net operating loss carryforwards	418	485
Federal research and development credit	—	—
Other	(5)	6
Net change in valuation allowance	1,721	1,227

	$—	$—

The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2008 and 2007, the Company had federal net operating loss carryforwards of approximately $45,490,000 and $42,330,000, respectively, state net operating loss carryforwards of approximately $31,514,000 and $29,576,000, respectively, which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2009 through 2028. The state net operating loss carryforwards expire at various dates from 2009 through 2018.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. At the adoption date on January 1, 2007, and as of December 31, 2007 and 2008, the Company recorded no cumulative effect adjustments related to the adoption of FIN 48.

Upon adoption of FIN 48 on January 1, 2007, and as of December 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. For the twelve months ended December 31, 2007 and 2008, no interest or penalties were recorded.

The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. The Company is not aware of any jurisdictions currently under examination by tax authorities.

15.           Commitments and Contingencies

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Senior Vice President of Administration and Chief Financial Officer. The Company may terminate the agreements with or without cause. Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination  (as defined in the employment agreements) by the Company or by the executive: (i) a lump sum cash payment equal to between six months and twenty-four months of base salary, based upon specific agreements; (ii) continuation of the executive’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of each executive’s outstanding restricted stock awards and stock options. In the event that the executive’s employment is terminated within the six months prior to or the thirteen months following a change of control (as defined in the employment agreements), the executive is entitled to the severance benefits described above, except that 100% of each executive’s restricted stock awards outstanding and stock options will immediately vest. Each executive’s eligibility to receive any severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

Litigation

The Company is involved in certain legal proceedings generally incidental to its normal business activities. While the outcome of such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Leases

The Company currently leases office and research and development space under operating leases which expire at various dates through December 2013.

At December 31, 2008, future minimum lease payments are as follows:

($ in thousands)
2009	$251
2010	$161
2011	$164
2012	$164
2013	$108
$848

Rental expense from continuing operations incurred under operating leases for the years ended December 31, 2008 and 2007 was approximately $545,000 and $579,000, respectively.

16.	Equity

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

The Company had 239,400 shares of Series B outstanding as of December 31, 2008 and 2007.  At December 31, 2008 and 2007, the Company had cumulative undeclared dividends of approximately $34,000 and $9,000 respectively.

Series C Convertible Preferred Stock

In November 2006, the Company’s Articles of Incorporation were amended to authorize 3,500 shares of Series C Convertible Preferred Stock (“Series C”). Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subsequently adjusted to $0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock.  The Series C preferred stock does not have voting rights and is not redeemable except at liquidation. The Company may be subject to losses arising from non-delivery of shares within a specified period of time under the “buy in” provision. At January 1, 2007, the Company had issued a total of 2,500 shares of Series C Convertible Preferred Stock.

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

The Company had 2,200 shares of Series C outstanding as of December 31, 2008 and 2007.  At December 31, 2008 and 2007, the Company had cumulative undeclared dividends of approximately $404,000 and $234,000.

During the twelve months ended December 31, 2007, 300 shares of Series C were converted into 206,778 shares of the Company’s common stock.  There were no conversions during the corresponding period in 2008.

Series D Convertible Preferred Stock

In March 2007, the Company’s Articles of Incorporation were amended to authorize 2,000 shares of Series D 8% Convertible Preferred Stock (“Series D Preferred Stock”). In August 2008, the Company’s Articles of Incorporation were further amended to increase the number of authorized shares of Series D Preferred Stock from 2,000 to 3,000.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subsequently adjusted to 0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series D Preferred Stock.  The Series D Preferred Stock does not have voting rights and is not redeemable except at liquidation. The Company may be subject to losses arising from non-delivery of shares within a specified period of time under the “buy in” provision.

The Company had 2,198 and 1388 shares of Series D outstanding as of December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, the Company had cumulative undeclared dividends of approximately $230,000 and $98,000.

During March 2007, the Company issued a total of 1,500 shares of Series D Preferred Stock and generated gross proceeds of $1.5 million.  During the twelve months ended December 31, 2007, 112 shares of Series D were converted into 79,248 shares of the Company’s common stock.

In conjunction with the March 2007 issuance of the Series D Preferred Stock, the Company issued warrants to the holders of the Series D Preferred Stock to purchase 59,207 shares of the Company’s common stock at $2.33 per share. These warrants have been classified as equity instruments on the balance sheet.  The proceeds from the Series D Preferred Stock financing were allocated to the warrants and the Series D Preferred Stock based on the relative fair value of each on the date of issuance.  This allocation process resulted in the initial recognition of a discount attributable to an embedded beneficial conversion feature of approximately $344,000.  The discount was amortized over the minimum period from the date of issuance to the date at which the preferred shareholders are permitted to convert as a dividend to the Series D Preferred Stock shareholders.

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

Commencing in August 2008 and ending in September 2008, (the”2008 Series D Preferred Stock Financing”), the Company issued to certain investors 810 shares of Series D Preferred Stock for aggregate gross proceeds of $810,000.  In conjunction with the 2008 Series D Preferred Stock Financing, the Company issued warrants to the investors of the Series D Preferred Stock to purchase 1,620,000 shares of the Company’s common stock at $0.50 per share.  These warrants have been classified as equity instruments on the Company’s Consolidated Balance Sheet at December 31, 2008. The proceeds from the 2008 Series D Preferred Stock Financing were allocated to the warrants and the Series D Preferred Stock based on the relative fair value of each on the date of issuance.  This allocation process resulted in the initial recognition of a discount attributable to an embedded beneficial conversion feature of approximately $186,000.  This discount was amortized over the minimum period from date of issuance to the date at which the preferred shareholders are permitted to convert as a dividend to the Series D Preferred Stock shareholders.

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

As more fully disclosed in Note 6 to these condensed consolidated financial statements, in March 2008 the Company amended the Asset Purchase Agreement relating to the purchase of certain assets of Sol Logic, Inc. As a result of amending the Asset Purchase Agreement, the Company rescinded the issuance of 257,149 shares of common stock originally issued to Sol Logic and placed into escrow on December 19, 2007.

In 2008 and 2007, the Company issued 81,144 and 63,240 shares of common stock, respectively, pursuant to stock-based compensation agreements with certain employees.

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

The issuance of common stock and warrants pursuant to the Common Stock Financing triggered certain antidilution and exercise price reduction clauses in existing warrant agreements. As a result of these modifications, the Company was required to issue an additional 113,834 warrants and reduce the exercise price of certain previously issued warrants. As these warrants were classified as permanent equity, and the adjustment was related to antidilution features within these financial instruments, this increase in warrants and reduction of exercise price resulted in no adjustments to the financial statements.

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

Warrants

As of December 31, 2008, warrants to purchase 10,471,167 shares of common stock at prices ranging from $0.50 to $5.48 were outstanding. All warrants are exercisable as of December 31, 2008, and expire at various dates through March 2013.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2006	5,821,149	$2.37
Granted	1,286,776	$1.34
Expired / Canceled	(224,998)	$3.16
Exercised	(927,097)	$1.59
Balance at December 31, 2007	5,955,830	$2.24
Granted	6,251,984	$0.53
Expired / Canceled	(1,194,981)	$2.39
Exercised	(541,666)	$1.00
Balance at December 31, 2008	10,471,167	$1.00

The following table summarized information about warrants outstanding and exercisable at December 31, 2008:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$.50	8,124,138	2.0	$.50

$.55	149,996	4.9	$.55

$1.20	270,833	4.2	$1.20

$1.43	75,149	5.0	$1.43

$1.67	617,916	4.24	$1.67

$2.14	34,600	0.9	$2.14

$2.68	635,767	1.56	$2.68

$4.66	63,012	0.1	$4.66

$5.48	499,756	0.1	$5.48

	10,471,167

In conjunction with the issuance of the Series D Preferred Stock, the Company issued warrants to the holders of the Series D Preferred Stock to purchase 1,620,000 of the Company’s common stock at $0.50 per share.  These warrants have been classified as equity instruments on the balance sheet.

As partial compensation to the placement agent for the Preferred Stock Financing, the Company issued the placement agent for the financing, and certain of its affiliates, a 5 year warrant (the “Placement Agent Warrants”) to purchase up to an aggregate of 65,600 shares of Common Stock on the same terms and conditions included in the Investor Warrants. The cash payment has been recorded as adjustment to additional paid in capital as a reduction of net proceeds.  The Placement Agent Warrants have been classified as equity instruments on the balance sheet.

The issuance of common stock and warrants pursuant to the Common Stock Financing triggered certain antidilution and exercise price reduction clauses in existing warrant agreements. As a result of these modifications, the Company was required to issue an additional 4,145,555 warrants and reduce the exercise price of certain previously issued warrants. As these warrants were classified as permanent equity and their anti-dilution rights were likewise classified as equity, the adjustment was related to the execution of an existing warrant features within these financial instruments rather than an actual modification and this increase in warrants and reduction of exercise price resulted in no adjustment to the financial statements.

17.	Stock Option Plans

On August 31, 1994, the directors of the Company adopted the Company’s 1994 Employee Stock Option Plan (the “1994 Plan”) and the 1994 Nonqualified Stock Option Plan (the “Nonqualified Plan”). The 1992 Stock Option Plan and options previously granted were cancelled by the Board of Directors.

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

Stock Option Plans
As of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
1994 Plan	20,250	-0-
1999 Plan	1,773,047	653,089
2001 Plan	256,017	-0-
Total	2,049,314	653,089

The following table summarizes employee stock option activity since December 31, 2006:

	Options	Weighted- Average Exercise Price

Balance at December 31, 2006	1,603,164		$2.45
Granted	165,250		$2.38
Expired/canceled	(103,206)		$2.58
Exercised	—		$—

Balance at December 31, 2007	1,665,208		$2.44
Granted	821,221		$0.89
Expired/canceled	(437,115)		$2.19
Exercised	—	$

Balance at December 31, 2008	2,049,314		$1.87

At December 31, 2008, a total of 1,239,422 options were exercisable at a weighted average price of $2.42 per share. At December 31, 2007, a total of 1,212,753 options were exercisable at a weighted average price of $2.50 per share. At December 31, 2006, a total of 810,527 options were exercisable at a weighted average price of $2.66 per share.

The intrinsic value of options exercised during the twelve months ended December 31, 2008, 2007 and 2006 was $0. The intrinsic value of options exercisable at December 31, 2008, 2007 and 2006 was $0.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$.17 – .52	321,221	9.8	$.20	0	$0
$.58 - 1.04	96,000	9.3	$.92	0	$0
$1.45 - 1.71	455,672	8.4	$1.52	126,531	$1.64
$1.97 – 2.15	157,336	5.4	$2.01	150,255	$1.97
$2.20 – 2.49	552,318	6.5	$2.39	495,869	$2.31
$2.62 – 2.74	276,000	6.6	$2.63	276,000	$2.63
$3.00 – 6.51	190,767	3.5	$3.28	190,767	$3.28
Total	2,049,314			1,239,422

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2008 and 2007 was $0.54 and $1.48, respectively.

18.           Employee Benefit Plan

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2007, the Company made contributions of approximately $28,000 for the 2006 plan year and made contributions of approximately $75,000 for the 2007 plan year and has accrued a contribution of approximately $6,000 for the 2007 plan year which was paid in January 2008. In 2008, the Company has accrued a contribution of approximately $108,000 for the 2008 plan year which was paid in 2009.

19.           Pension Plan

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

($ in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$1,636	$1,457
Service cost	2	2
Interest cost	84	76
Actuarial gain (loss)	(9)	(8)
Effect of exchange rate changes	(54)	109
Effect of curtailment	—	—
Benefits paid	—	—
Benefit obligation at end of year	1,659	1,636

Change in plan assets
Fair value of plan assets at beginning of year	497	441
Actual return of plan assets	14	11
Company contributions	47	45
Benefits paid	—	—
Fair value of plan assets at end of year	558	497

Funded status	(1,101)	(1,139)
Unrecognized actuarial loss (gain)	363	342
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(363)	(342)
Unrecognized transition (asset) liability	—	—
Net amount recognized	(1,101)	$(1,139)

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:
Discount rate	4.60%	4.60%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	N/A	N/A

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	4.60%	6.90%
Debt securities	92.00%	89.50%
Other	3.40%	3.60%
Total	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	2	2
Interest cost on projected benefit obligations	84	76
Expected return on plan assets	—	—
Amortization of prior service costs	—	—
Amortization of actuarial loss	—	—
Net periodic benefit costs	86	78

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	4.60%	4.60%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	N/A	N/A
The following discloses information about our defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	1,659	1,636
Accumulated benefit obligation	1,659	1,636
Fair value of plan assets	558	497

The following benefit payments are expected to be paid as follows:

2009	—
2010	—
2011	—
2012	—
2013	—
2014 — 2018	126

The Company made contributions to the plan of approximately $40,289 during 2010.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The measurement date used to determine the benefit information of the plan was January 1, 2009.

20.        SUBSEQUENT EVENTS

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

In June 2009, the Lender and the Company further amended the Note (“Amendment No.2”) whereby the Lender advanced the Company an additional $350,000 and amended certain terms of the Note.  As consideration for the additional advance, the Company issued to the Lender warrants to purchase 700,000 shares of Common Stock of the Company at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 22, 2009 until June 22, 2014.

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

            On November 4, 2009, the Lender and the Company amended the Note (“Amendment No. 4”) whereby the Lender made an additional $350,000 advance (the “Additional Advance”) under the Note.  As consideration for the Additional Advance, the Company executed an assignment of all accounts receivable (the”Assignment of Receivables”) whereby the Company assigned to the Lender all of the Company’s rights, title and interest in all accounts receivable as of the date of Amendment No. 4.  In December 2009, the Company paid back the $350,000 advance plus accrued interest.

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

In February 2010, the Lender and the Company amended the Note “(Amendment No. 5”) whereby the Lender extended the due date of amounts due on January 31, 2010 to March 15, 2010.