Form 10-Q
period 2009-03-31
IMAGEWARE SYSTEMS INC
filed 2010-04-29
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares of Common Stock, with $0.01 par value, outstanding on April 27, 2010 was 22,785,911.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$376	$171
Accounts receivable, net of allowance for doubtful accounts of $28 (unaudited) and $28 at March 31, 2009 and December 31, 2008, respectively	295	503
Inventory, net	70	19
Other current assets	163	191
Total Current Assets	904	884

Property and equipment, net	84	108
Other assets	176	37
Pension assets	654	682
Intangible assets, net of accumulated amortization	106	110
Goodwill	3,416	3,416
Total Assets	$5,340	$5,237

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$2,319	$2,388
Deferred revenue	901	872
Billings in excess of costs and estimated earnings on uncompleted contracts	153	279
Accrued expenses	1,628	1,530
Notes payable to related parties	110	98
Total Current Liabilities	5,111	5167

Secured note payable, net of discount	485	—
Additional financing obligation, net of discount	440	—
Pension obligation	1,073	1,102
Total Liabilities	7,109	6,269

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2009 and December 31, 2008; liquidation preference $645 and $632 at March 31, 2009 and December 31, 2008, respectively	2	2
Series C convertible non-redeemable preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 shares outstanding at March 31, 2009 and December 31, 2008; liquidation preference $2,647 and $2,604 at March 31, 2009 and December 31, 2008, respectively	—	—
Series D convertible non-redeemable preferred stock, $0.01 par value; designated 3,000 shares, 2,198 shares issued, and 2,198 shares outstanding at March 31, 2009 and December 31, 2008; liquidation preference $2,472 and $2,428 at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 18,163,487 (unaudited) and 18,163,487 shares issued at March 31, 2009 and December 31, 2008, respectively, and 18,156,783 (unaudited) and 18,156,783 shares outstanding at March 31, 2009 and December 31, 2008, respectively	180	180
Additional paid in capital	86,316	86,007
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive income	46	44
Accumulated deficit	(88,249)	(87,201)
Total Shareholders’ deficit	(1,769)	(1,032)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,340	$5,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Revenues:
Product	$675	$777
Maintenance	638	606
	1,313	1,383
Cost of revenues:
Product	284	139
Maintenance	209	315
Gross profit	820	929

Operating expenses:
General & administrative	609	1,101
Sales and marketing	429	667
Research & development	587	897
Depreciation and amortization	33	201
	1,658	2,866
Loss from operations	(838)	(1,937)

Interest expense (income), net	131	(5)
Change in fair value of financing obligation	90	—
Other income, net	(11)	(28)
Loss from operations before income taxes	(1,048)	(1,904)

Income tax expense (benefit)	—	—

Net loss	$(1,048)	$(1,904)
Preferred dividends	(99)	(84)
Amortization of beneficial conversion feature on preferred stocks	—	(1,794)
Net loss available to common shareholders	$(1,147)	$(3,782)

Basic and diluted loss per common share — see Note 2:
Continuing operations	$(0.06)	$(0.11)
Preferred Dividends	—	—
Beneficial conversion feature on preferred stocks	—	(0.11)
Basic and diluted loss per common share - see Note 2	$(0.06)	$(0.22)

Weighted-average shares outstanding (basic and diluted)	18,156,783	17,836,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(1,048)	$(1,904)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	33	201
Amortization of debt discount and debt issuance costs	105	—
Change in fair value of additional financing obligation	90	—
Stock based compensation	69	92
Change in assets and liabilities
Accounts receivable, net	208	(208)
Inventory, net	(51)	(95)
Other assets	28	(53)
Pension assets	28	(63)
Accounts payable	(69)	639
Accrued expenses	99	(84)
Deferred revenue	29	352
Billings in excess of costs and estimated earnings on uncompleted contracts	(127)	—
Pension obligation	(30)	62
Total adjustments	412	843
Net cash used in operating activities	(636)	(1,061)

Cash flows from investing activities
Purchase of property and equipment	(5)	(26)
Acquisition of business, net of cash acquired	—	(159)
Net cash used in investing activities	(5)	(185)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	1,000	—
Financing issuance costs of notes payable	(155)	—
Proceeds from exercised stock purchase warrants	—	542

Net cash provided by financing activities	845	542
Effect of exchange rate changes on cash	1	(39)
Net increase (decrease) in cash and cash equivalents	205	(743)

Cash and cash equivalents at beginning of period	171	1,044

Cash and cash equivalents at end of period	$376	$301

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Warrants issued with notes payable	$241	$—
Discount on note payable	$328	$—
Beneficial conversion feature of series C and D preferred stock	$—	$1,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Net loss	$(1,048)	$(1,904)
Other comprehensive loss:
Foreign currency translation adjustment	2	(39)
Comprehensive loss	$(1,046)	$(1,943)

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

Our enterprise authentication software includes the IWS Desktop Security product which is a comprehensive authentication management infrastructure solution providing added layers of security to workstations, networks and systems through advanced encryption and authentication technologies. IWS Desktop Security is optimized to enhance network security and usability, and uses multi-factor authentication methods to protect access, verify identity and help secure the computing environment without sacrificing ease-of-use features such as quick login. Additionally, IWS Desktop Security provides an easy integration with various smart card-based credentials including the Common Access Card (CAC), Homeland Security Presidential Directive 12 (HSPD-12), Personal Identity Verification (PIV) credential, and Transportation Worker Identification Credential (TWIC) with an organization’s access control process. IWS Desktop Security provides the crucial end-point component of a Logical Access Control System (LACS), and when combined with a Physical Access Control System (PACS), organizations benefit from a complete door to desktop access control and security model.

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

The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited balance sheet included in the 2008 Annual Report on Form 10-K and the condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2009, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

The Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will operate at a profit or generate positive cash flows in the future.

Recently Issued Accounting Standards

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The provisions of FSP FAS 157-2 did not have an impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will apply SFAS 141(R) to business combinations occurring after the effective date.

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

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The provisions of EITF 07-1 did not have an impact on our financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 affects only disclosure requirements, it has no effect on our results of operations or financial position.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will apply FSP FAS 142-3 to intangible assets acquired after the effective date.

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The provisions of FSP No. No. APB 14-1did not have a material impact on our results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. The provisions of FSP No. EITF 03-6-1did not have a material impact on our results of operations or financial position.

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99 - Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether another-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our results of operations, financial position or liquidity.

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP No. 141R-1 did not have a material impact on our results of operations, financial position or liquidity.

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

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective on October 1, 2009. We do not expect the impact of its adoption to be material to our financial statements.

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

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact the financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact the financial statements.
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

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended March 31, 2009 and 2008, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at March 31, 2009	Number of Common Shares Convertible into at March 31, 2008

Restricted stock grants	180,000	—
Convertible notes payable	205,255	—
Convertible preferred stock	10,213,156	3,633,384
Stock options	2,306,288	2,127,954
Warrants	14,971,167	6,721,385

The table below presents the computation of basic and diluted earnings (loss) per share:

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31,
	2009	2008
Numerator for basic and diluted earnings per share:
Net loss from operations	$(1,048)	$(1,904)
Preferred dividends	(99)	(84)
Beneficial conversion feature on preferred stocks	—	(1,794)
Net loss from operations available to common shareholders	$(1,147)	$(3,782)

Denominator for basic and diluted earnings per share — weighted-average shares outstanding	18,156,783	17,836,698

Basic and diluted income (loss) per share:
Loss from operations	$(0.06)	$(0.11)
Preferred dividends	—	—
Beneficial conversion feature on preferred stocks	—	(0.11)
Net loss available to common shareholders	$(0.06)	$(0.22)

Preferred stock dividends for the three months ended March 31, 2009 and 2008 were $99,000 and $1,878,000, respectively.  Preferred stock dividends for the three months ended March 31, 2008 contains approximately $1,794,000 in preferred dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the issuance of common stock pursuant to the Company’s warrant financing transaction consummated in March 2008.

NOTE 3. INVENTORY

Inventories at March 31, 2009 were comprised of work in process of $20,000 representing direct labor costs on in-process projects and finished goods of $50,000 net of reserves for obsolete and slow-moving items of $93,000.  Inventories at December 31, 2008 were comprised of work in process of $9,000 representing direct labor costs on in-process projects and finished goods of $10,000 net of reserves for obsolete and slow-moving items of $93,000.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

NOTE 4. FAIR VALUE ACCOUNTING

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 were effective for the Company’s fiscal year beginning January 1, 2009.

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

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

	Fair Value at March 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$654	$654	$—	$—
Totals	$654	$654	$—	$—
Liabilities:
Secured promissory note	$485	$—	$—	$485
Additional financing obligation	$440	$—	$—	$440
Totals	$925	$—	$—	$925

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

The fair value of the Company’s secured notes payable and additional financing obligation are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company obtains pricing information from an independent pricing vendor.  The pricing vendor uses various pricing models that are consistent with what other market participants would use.  The inputs and assumptions to the models used by the pricing vendor include the following: benchmark yields, issuer spreads, benchmark securities, bids, offers and other market-related data.  The methodology of the pricing vendor uses available information applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  The application of such methodologies include the computation of market yield, credit risk return and illiquidity return used as inputs to the pricing models.

The fair value of the Company’s secured notes payable and additional financing obligation are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses various pricing models that are consistent with what other market participants would use.  The inputs and assumptions to the models include the following: benchmark yields, issuer spreads, benchmark securities, bids, offers and other market-related data.  The methodology uses available information applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  The application of such methodologies includes the computation of market yield, credit risk return and illiquidity return used as inputs to the pricing models.

Other significant assumptions used in calculating the fair value of the note and the additional financing obligation include the application of the Black-Scholes option pricing model used to value the warrants issued to the Lender.  The determination of fair value of the warrants issued to the lender using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding the expected stock price volatility over the term of the warrants. The Company calculated the expected volatility assumption required in the Black-Scholes model based on the historical volatility of the Company’s stock.

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

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

The following table presents certain information about the Company’s acquired intangible assets as of March 31, 2009 and December 31, 2008. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

				Pro Rata	Impairment
				Reduction of	Charge on		Amortization
				Sol Logic Assets	Sol Logic		Recorded
				From Purchase	Intangible		During Three
		Net Balance at	Amortization	Accounting	Assets Recorded	Net Balance at	Months Ended	Net Balance at
	Amortization	December 31,	Recorded	Contingency	at December 31,	December 31,	March 31,	March 31,
($ in thousands)	Period	2007	During 2008	Resolution	2008	2008	2009	2009

Technology	5 years	$2,018	$(420)	$(940)	$(658)	$-	$-	$-

Trademark and Trade names	14.5 years	$126	$(16)	$-	$-	$110	$(4)	$106

Customer relationship	5 years	$93	$(19)	$(43)	$(30)	$-	$-	$-

Non-Compete Agreement	3 years	$200	$(69)	$(77)	$(54)	$-	$-	$-

Patents	4 years	$-	$-	$-	$	$-		$-

Totals		$2,437	$(525)	$(1,060)	$(742)	$110	$(4)	$106

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

In 2008, the Company recorded an impairment charge of approximately $742,000 related to our intangible assets related to the acquisition of Sol Logic in 2007.  This charge reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows.  The impairment charge was recorded as a component of Operating expenses in the consolidated Statement of Operations for 2008.  We recorded no impairment losses for long-lived or intangible assets during the three months ended March 31, 2009. At March 31, 2009, the EPI trademark and trade name is the Company’s only remaining definite-lived intangible asset.

The changes in the carrying amount of goodwill for the year ended December 31, 2008 and the three months ended March 31, 2009 are as follows:

($ in thousands)	Total
BBa Balance of Goodwill as of January 1, 2008	$4,452

Goo Goodwill acquired	—
Don Derecognition of goodwill resulting from amended purchase accounting agreement	(1,036)

Bala Balance of Goodwill as of December 31, 2008	$3,416

De- Goodwill acquired	—
Im Impairment losses	—

Bala Balance of Goodwill as of March 31, 2009	$3,416

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

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value. In 2006, we determined that our only reporting unit is Identity Management. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2008.

NOTE 6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company recognizes revenues and cost of revenues on long-term, fixed price contracts involving significant amounts of customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.  Such amounts are included in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008 under the caption “Billings in excess of costs and estimated earnings on uncompleted contract”.

Costs and estimated billings on uncompleted contracts and related amounts billed as of March 31, 2009 and December 31, 2008 are as follows:

($ in thousands)	March 31, 2009	December 31, 2008

Costs incurred on uncompleted contract	$138	$108
Estimated earnings	493	397
	631	505

Less: Billings to date	(784)	(784)
Billings in excess of costs and estimated earnings on uncompleted contract	$(153)	$(279)

NOTE 7. NOTES PAYABLE AND ADDITIONAL INTEREST OBLIGATION

Notes payable consist of the following:

($ in thousands)	March 31,	December 31,
	2009	2008
Secured Promissory Note
5% Secured promissory note. Face value of note $1,000. Discount on note at March 31, 2009 is $515. Note due June 30, 2010.	$485	—
Total secured notes payable	485	—

Notes payable to related parties:
7% Convertible promissory notes. Face value of note $110. Discount on notes at March 31, 2009 and December 31, 2008 is $0 and $12, respectively. Notes were due February 14, 2009	$110	$98
Total notes payable to related parties	110	98

Total notes payable	$595	$98
Less current portion	(110)	(98)
Long-term notes payable	$485	$—

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

The Company initially recorded the convertible notes net of a discount equal to the fair value allocated to the warrants using the relative fair value method of approximately $13,000.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 96%.  The convertible notes also contained a beneficial conversion feature, which resulted in additional debt discount of $12,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company has accreted the beneficial conversion feature over the life of the note.  For the three months ended March 31, 2009 the Company recorded $12,000 as interest expense from the amortization of the discount related to the fair value of the warrants and from the accretion of the beneficial conversion feature.

              The Company did not repay the Convertible Notes on the due date. In August 2009, the Company received from the Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Convertible Notes.  As consideration for the waiver and note extension, the Company issued to the Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s common stock.  The warrants have an exercise price of $0.54 per share and expire on August 25, 2014. The Company did not repay the notes on January 31, 2010 and is currently seeking an additional waiver of default from the holders of the Convertible Notes.

           In February 2009, the Company entered in to a secured promissory note (the ‘Note”), for $5,000,000 with a third-party lender (“the Lender”). The Note secures a credit facility for a total of up to Five Million Dollars ($5,000,000). The initial advance under the Note was One Million Dollars ($1,000,000). Subsequent advances are subject to the discretion of the Lender. The note shall bear interest at 5.0% per annum on the outstanding principal and principal and interest are due on June 30, 2010. The Company will also pay the Lender additional financing fees (the “Additional Financing Obligation”) on the maturity date or such earlier date as may be required under the terms of the note equal to the greater of Four Hundred Thousand Dollars ($400,000) or an amount equal to 2,000,000 multiplied by the average of the Closing prices for the Common Stock of the Company for the ten (10) trading day period immediately preceding the date of the payment of such interest payment.

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

The Company recorded the Note and Additional Financing Obligation net of a discount equal to the fair values allocated to the various financial instruments issued to the Lender.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 1.49%, a dividend yield of 0%, and volatility of 96% which resulted in note discount from the issuance of the warrants of approximately $241,000.  The Company recorded the Note and Additional Financing Obligation net of a discount equal to the fair values of the note instrument and the additional financing component as determined by an independent valuation specialist resulting in additional note discount of approximately $569,000.  The Company is accreting the note discount and the Additional Financing Obligation discount using the effective interest rate method over the life of the Note.  During the three months ended March 31, 2009, the Company recorded approximately $53,000 in note discount amortization and $23,000 in Additional Financing Obligation discount amortization.  Such amounts are classified as a component of interest expense in the Company’s Statement of Operations under the caption “Interest expense, net”.

The Note is secured by all of the assets of the Company. Under the terms of the Note, the entire outstanding balance together with all accrued interest shall be payable on (i) the maturity date (June 30, 2010), (ii) a change of control transaction, (iii) receipt by the Company of proceeds form the sale of equity or equity linked securities of the Company in excess of $2,500,000, (iv) receipt by the Company of proceeds from the issuance by the Company of any type of additional debt instruments, or upon the occurrence of an event of default under the terms of the Note.

NOTE 8. REGISTRATION PAYMENT ARRANGEMENTS

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

The maximum exposure at March 31, 2009 is approximately $363,000. The Company initially met the requirements of the Common Stock Financing registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement. During the third quarter of 2008, the Company was faced with limited funds for operations and was compelled to suspend SEC filings. The Company has determined that approximately $18,000 of  loss contingency related to the Common Stock Financing registration payment arrangement is required to be recorded as of March 31, 2009.  Such loss contingency is included as a component of “Accrued expenses” in the Company’s unaudited Condensed Consolidated Balance Sheet at March 31, 2009 and as a component of “Interest expense, net” in the Company unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.

NOTE 9. COMMON STOCK AND WARRANTS

The following table summarizes warrant activity for the following periods:

Warrants

Balance at December 31, 2008	10,471,167
Granted	4,500,000
Expired / Canceled	—
Exercised	—
Balance at March 31, 2009	14,971,167

In conjunction with the issuance of the Note in February 2009, the Company issued a warrant to the lender to purchase 4,500,000 shares on Common Stock of the Company.  The warrant has an exercise price of $0.50 per share and may be exercised at any time from February 12, 2009 until February 12, 2014.  Additionally, the Company entered into a Registration Rights Agreement requiring the Company to provide certain registration rights to the Lender relative to the 4,500,000 shares of Common Stock issuable pursuant to the warrant.

NOTE 10. PREFERRED STOCK

At March 31, 2009, the Company had cumulative undeclared dividends relating to Series B, C and D Preferred Stock of approximately $47,000, $447,000 and $274,000 respectively.

NOTE 11. SUBSEQUENT EVENTS

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

In July and August 2009, the Company undertook a series of warrant financings whereby the Company issued 2,401,075 warrants with an exercise price of $0.50 per share to incentivize certain warrant holders to exercise their existing warrant for cash.  Pursuant to this series of warrant financings, the Company issued an aggregate of 2,741,075 shares of common stock and raised approximately $1,371,000 in cash.

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

In February 2010, the Lender and the Company amended the Note (“Amendment No. 5”) whereby the Lender extended the due date of amounts due on January 31, 2010 to March 15, 2010.

In March 2010, the Lender and the Company amended the Note (“Amendment No.6”) whereby the Lender made an additional advance of $250,000 under the Note.  As consideration for the advance, the Company will pay the Lender additional interest on the maturity date or such earlier date as may be required under the terms of the Note in an amount equal to 200,000 multiplied by the average of the Closing prices for the Common Stock of the Company for the ten (10) trading day period immediately preceding the date of the payment of such interest payment.  As additional consideration for making the advance, the Company assigned to the Lender its rights, title and interest in and to fifty percent (50%) of certain after-cost proceeds that may be received in connection with the Borrower's prosecution of certain commercial tort claims (including, but not limited to, claims related to the infringement of Borrower's intellectual property). In conjunction with Amendment No. 6, the interest rate on the Note was changed to 10% per annum, retroactive to February 2009. Also in conjunction with Amendment No. 6, the Lender extended the due dates of amounts due on March 15, 2010 to June 30, 2010.

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

Allowance for Doubtful Accounts

Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $323,000 and our allowance for doubtful accounts was approximately $28,000 as of March 31, 2009.

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

The Company incurred no income tax expenses during the three months ended March 31, 2009 and 2008, respectively.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,522,000 for as of March 31, 2009. During the three months ended March 31, 2008 we amended the purchase agreement for the acquisition of substantially all the assets of Sol Logic, Inc. originally consummated December 19, 2007. As a result of this amendment, which reduced the purchase price of the Sol Logic assets, we reversed previously recorded goodwill from this acquisition of approximately $1,036,000.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management. The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies. This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation. As a result of our operation in one market segment, such segment being identity management, our 2007 and 2008 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired. We determined that as of March 31, 2009 there were no indicators of potential impairment.

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

In December 2008, we recorded an impairment charge of approximately $742,000 related to our intangible assets related to our acquisition of Sol Logic in 2007.  This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows.  We recorded no impairment losses for long-lived or intangible assets during the three months ended March 31, 2009.

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

Fair-Value Measurements

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

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

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assessing the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability.  Determining whether a fair value measurement is based on Level 1, Level 2, or Level 3 inputs is important because certain disclosures are applicable only to those fair value measurements that use Level 3 inputs.  The use of Level 3 inputs may include information derived through extrapolation or interpolation which involves management assumptions.

RESULTS OF OPERATIONS

Results as presented do not contain the results of our Digital Photography component as this component is classified as a discontinued operation due to the sale of the Digital Photography product line in November 2006.

THREE MONTHS ENDED MARCH 31, 2009 AND 2008.

	THREE MONTHS ENDED MARCH 31,
Net Product Revenues	2009	2008	$ Change	% Change
(dollars in thousands)

Software and royalties	$390	$659	$(269)	(41)%
Percentage of total net product revenue	58%	85%
Hardware and consumables	$60	$21	$39	186%
Percentage of total net product revenue	9%	3%
Services	$225	$97	$128	132%
Percentage of total net product revenue	33%	12%
Total net product revenues	$675	$777	$(102)	(13)%

Software and royalty revenues decreased 41% or $269,000 during the three months ended March 31, 2009 as compared to the corresponding period in 2008. The decrease is due to lower sales of our biometric engine of approximately $222,000 sold into project-oriented solutions, lower sales of approximately $10,000 of boxed identity management software sold through our distribution channel, lower royalties and license revenues of approximately $54,000 offset by higher project-oriented revenues of our Law Enforcement software solutions of approximately $17,000.

Revenues from the sale of hardware and consumables increased 186% or approximately $39,000 during the three months ended March 31, 2009 as compared to the corresponding period in 2008. The increase reflects higher revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training. Such revenues increased approximately $128,000 during the three months ended March 31, 2009 as compared to the corresponding period in 2008 due primarily to a higher percentage of overall revenues being generated from project work and a decrease in our sales of boxed products, which do not typically require integration or installation services.

We expect service revenues to continue to be a significant component of our revenues through our implementation of large-scale high-end installations.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however we cannot predict the timing of such initiatives.

Our backlog of product orders as of March 31, 2009, was approximately $1,687,000.  At March 31, 2009, we also had maintenance and support backlog of approximately $901,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month period for projects not requiring significant customization. Projects that require significant customization can range from six months to two years depending upon the required degree of customization and customer implementation schedules. Historically, we have experienced a very minimal risk of order cancellation and do not anticipate order cancellations in excess of 5%.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

	THREE MONTHS ENDED MARCH 31,
Maintenance Revenues	2009	2008	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$638	$606	$32	5%

The increase in maintenance revenues reflects higher maintenance revenues generated from our Law Enforcement Products due to our expanding installed base of this product suite.

We anticipate the growth of our maintenance revenues through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however we cannot predict the timing of this anticipated growth.

	THREE MONTHS ENDED MARCH 31,
Cost of Product Revenues:	2009	2008	$ Change	% Change
(dollars in thousands)

Software and royalties	$45	$106	$(61)	(58)%
Percentage of software and royalty product revenue	12%	16%
Hardware and consumables	$40	$25	$15	60%
Percentage of hardware and consumables product revenue	67%	119%
Services	$199	$8	$191	2388%
Percentage of services product revenue	88%	8%
Total product cost of revenues	$284	$139	$145	104%
Percentage of total product revenues	42%	18%

The cost of software and royalty product revenue decreased 58% or $61,000 during the three months ended March 31, 2009 as compared to the corresponding period in 2008 due to lower third-party software content in solutions provided during the three months ended March 31, 2009 as compared to the corresponding period in 2008. Costs of products can vary as a percentage of product revenue from period to period depending upon the level of software customization and third party software license content included in product sales during a given period.

The increase in the cost of product revenues for our hardware and consumable sales of $15,000 for the three months ended March 31, 2009 as compared to the corresponding period in 2008 reflects the increase in hardware and consumable revenues of approximately $39,000 for the three months ended March 31, 2009 as compared to the comparable period in 2008.

Costs of service revenues increased $191,000 for the three month period ending March 31, 2009 as compared to the corresponding period in 2008.  This increase is due primarily to an increase of 132% or $128,000 in service revenues generated during the three month period ending March 31, 2009 as compared to the 2008 period.  This increase is due to integration and installation services of our Biometric Engine and PIV solutions into project-oriented solutions.

Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the third party software license content, hardware content, and print media consumable content included in systems installed during a given period.

	THREE MONTHS ENDED MARCH 31,
Maintenance cost of revenues	2009	2008	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$209	$315	$(106)	(34)%
Percentage of total maintenance revenues	33%	52%

Cost of maintenance revenues as a percentage of maintenance revenues decreased to 33% during the three months ended March 31, 2009 from 52% for the corresponding period in 2008 due to slightly higher maintenance revenues to absorb fixed maintenance costs combined with head count reductions in our technical support staffing levels. The dollar decrease of $106,000 or 34% during the three months ended March 31, 2009 as compared to the corresponding period in 2008 reflects lower costs from these reductions.

	THREE MONTHS ENDED MARCH 31,
Product gross profit	2009	2008	$ Change	% Change
(dollars in thousands)

Software and royalties	$345	$553	$(208)	(38)%
Percentage of software and royalty product revenue	88%	84%
Hardware and consumables	$20	$(4)	$24	(600)%
Percentage of hardware and consumables product revenue	33%	(19)%
Services	$27	$89	$(62)	(70)%
Percentage of services product revenue	12%	92%
Total product gross profit	$391	$638	$(246)	(39)%
Percentage of total product revenues	58%	82%

Total product gross profit decreased due to lower product revenues during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Software and royalty gross profit decreased by 38% or approximately $208,000 for the three months ended March 31, 2009 from the corresponding period in 2008 as the 2008 period contained a higher composition of  software and royalty revenues, which typically carry a lower cost of sales than solutions containing higher percentages of third-party software. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Services gross profit decreased approximately $62,000 due to higher cost of services revenues generated through project sales for the three month period ending March 31, 2009 as compared to the corresponding period in 2008 primarily attributed to increased integration services requiring a higher mix of more senior and costly engineering resources.

	THREE MONTHS ENDED MARCH 31,
Maintenance gross profit	2009	2008	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$429	$291	$138	47%
Percentage of total maintenance revenues	67%	48%

Gross margins related to maintenance revenues increased due primarily to higher maintenance revenues to absorb fixed maintenance costs combined with lower costs incurred as a result of head count reductions in our technical support staffing levels.

	THREE MONTHS ENDED MARCH 31,
Operating expenses	2009	2008	$ Change	% Change
(dollars in thousands)

General & administrative	$609	$1,101	$(492)	(45)%
Percentage of total net revenue	46%	80%
Sales and marketing	$429	$667	$(238)	(36)%
Percentage of total net revenue	33%	48%
Research & development	$587	$897	$(310)	(35)%
Percentage of total net revenue	45%	65%
Depreciation and amortization	$33	$201	$(168)	(84)%
Percentage of total net revenue	3%	15%

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. The dollar decrease of $492,000 is primarily comprised of the following major components:

•
Decrease in stock-based compensation expense of approximately $49,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in contract services expense of $25,000

•	Decrease in insurance and occupancy costs of approximately $39,000

•	Decrease in professional services of approximately $313,000

•	Decrease in travel related expenses of approximately $14,000

•	Decrease in personnel related expenses of approximately $52,000

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar decrease of $238,000 during the three months ended March 31, 2009 as compared to the corresponding period in 2008 is primarily comprised of the following major components:

•	Decrease in personnel related expenses of approximately $116,000 due to reductions in headcount and the consolidation of various positions.
•	Decrease in sales related travel and trade shows of approximately $77,000.
•
Decrease in stock-based compensation expense of approximately $14,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in contract services of approximately $16,000 and decrease in expenses paid to sales consultants of approximately $15,000.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 35% or approximately $310,000 for the three months ended March 31, 2009 as compared to the corresponding period in 2008. The dollar decrease of $310,000 during the three months ended March 31, 2009 as compared to the corresponding period in 2008 is primarily comprised of the following major components:

•	Decrease in personnel expenditures of approximately $183,000 combined with decreases in contractor and contract services of $106,000
•	Decreases in equipment and engineering supplies and other expenditures of approximately $42,000
•	Increases in occupancy costs of approximately $21,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

DEPRECIATION AND AMORTIZATION. During the three months ended March, 31, 2009, depreciation and amortization expense decreased 84% or $168,000 as compared to the corresponding period in 2008. The decrease in depreciation and amortization expense reflects lower amortization of approximately $143,000 for certain definite long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc. due to impairment charges being recorded against these assets in December 2008. For the three months ended March 31, 2009, the Company’s amortization expense of $3,000 consisted solely of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset.

INTEREST EXPENSE (INCOME), NET. For the three months ended March 31, 2009, we recognized interest income of $0 and interest expense of $131,000. For the three months ended March 31, 2008, we recognized interest income of $5,000 and interest expense of $0. Interest expense for the three months ended March 31, 2009 contains three components approximating a total of $98,000 related to our secured notes payable issued in February 2009: $6,000 in coupon interest, $76,000 in note discount amortization and additional financing obligation amortization and $16,000 in deferred financing fee amortization classified as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had total current assets of $904,000 and total current liabilities of $5,111,000, or negative working capital of $4,207,000. At March 31, 2009, we had available cash of $376,000.  Subsequent to March 31, 2009, we borrowed an aggregate amount of approximately $1,325,000 and subsequently repaid $350,000 in conjunction with a line of credit arrangement secured through the issuance of a secured promissory note. In July and August 2009, we also undertook a series of warrant financings whereby we raised approximately $1,371,000 in cash.  Despite securing these financing arrangements, we still have negative working capital and will need to secure additional new financing to fund working capital and operations should we be unable to generate positive cash flow from operations in the near future.

Net cash used in operating activities was $636,000 for the three month period ended March 31, 2009 as compared to $1,061,000 for the corresponding period in 2008. We used cash to fund net losses of $751,000, excluding non-cash expenses (depreciation, amortization, stock-based compensation, change in fair value of additional financing obligation and amortization of debt discount and debt issuance costs) of $297,000 for the three months ended March 31, 2009. We used cash to fund net losses of $1,611,000, excluding non-cash expenses (depreciation, amortization, and stock-based compensation) of $293,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, we generated cash of $213,000 through reductions in current assets and used cash of $98,000 through reduction in current liabilities and deferred revenues, excluding debt. For the three months ended March 31, 2008, we used cash of $419,000 to fund increases in current assets and generated cash of $969,000 through increases in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $5,000 for the three months ended March 31, 2009. Net cash used in investing activities was $185,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $5,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the three months ended March 31, 2008, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $26,000. We also used cash of approximately $159,000 for our acquisition of Sol Logic, Inc.

Net cash provided by financing activities was $845,000 for the three month period ended March 31, 2009 as compared to $542,000 for the corresponding period in 2008. For the three months ended March 31, 2009, we generated cash of $1,000,000 through our issuance of a secured note payable offset by financing transaction costs of $155,000. For the three months ended March 31, 2008, we generated cash of $542,000 from our issuance of common stock pursuant to warrant exercises.

We conduct operations in leased facilities under operating leases expiring at various dates through 2013.  We also have various short-term notes payable and capital lease obligations due at various times during 2009.

The report of our independent accountants included with our Annual Report on Form 10-K as filed with the Commission on February 24, 2010, contained an explanatory paragraph regarding our ability to continue as a going concern.  We are seeking additional financing that we believe is necessary to fund our working capital requirements for at least the next twelve months in conjunction with the successful implementation of our business plan. Our business plan includes, among other things, the monitoring and controlling of operating expenses, collection of significant trade and other accounts receivables, and controlling of capital expenditures.  If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources and/or institute cost reduction measures.  We may seek to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances.  The sale of equity or equity-related securities could result in additional dilution to our shareholders.  There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.  In addition, our ability to raise additional capital may be impacted by the markets on which our common stock is quoted and our ability to maintain compliance with SEC filing requirements.  In May of 2008 the AMEX removed ImageWare’s common stock from being listed on their exchange as we failed to comply with AMEX’s continued listing standards.  In December of 2008 our common stock was removed from being quoted on the Over-the-Counter Bulletin Board as we failed to make the required filings with the SEC in the required timeframe.  As of the end of the third quarter of 2008 we were faced with limited funds for operations and were compelled to suspend SEC filings and the associated costs until such time as we had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements.   There is no assurance that we will be able to attain compliance with SEC filing requirements in the future, and if we are able to attain compliance, there is no assurance we will be able to maintain compliance.  If we are not able to attain and maintain compliance for minimum required periods, we will not be eligible for re-listing on the Over-the-Counter Bulletin board or other exchanges.

Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

ITEM 4T. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded, based upon their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective as of March 31, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2009. As of the end of the third quarter of 2008, we were faced with limited funds for operations and were compelled to suspend SEC filings. Management has determined that this late filing situation was due to shortages in capital resources and is not related to internal controls over financial reporting.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008, filed on February 24, 2010 and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2009, there have been no material changes to the disclosures made on the above-referenced Form 10-K, as amended, except as follows:

We have a history of significant recurring losses totaling approximately $88.3million, and these losses may continue in the future.

As of March 31, 2009, we had an accumulated deficit of $88.3 million, and these losses may continue in the future. We will need to raise capital to fund our continuing operations, and financing may not be available to us on favorable terms or at all. In the event financing is not available in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

These factors, some of which are not within our control, may cause the price of our stock to fluctuate substantially. To respond to these and other factors, we may need to make business decisions that could result in failure to meet financial expectations. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. Most of our expenses, such as employee compensation, inventory and debt repayment obligations, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our revenues for a particular period were below our expectations, we would not be able to proportionately reduce our operating expenses for that period. Any revenue shortfall would have a disproportionately negative effect on our operating results for the period.

The holders of our preferred stock have certain rights and privileges that are senior to our common stock, and we may issue additional shares of preferred stock without stockholder approval that could have a material adverse effect on the market value of the common stock.

Our Board of Directors (“Board”) has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. As of March 31, 2009, we had three series of preferred stock outstanding, Series B preferred stock, Series C 8% convertible preferred stock and Series D 8% convertible preferred stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of March 31, 2009, we had cumulative undeclared dividends on the Series B Preferred Stock of approximately $47,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subsequently adjusted to $0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of March 31, 2009, we had cumulative undeclared dividends on the Series C Preferred Stock of approximately $447,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subsequently adjusted to 0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series D Preferred Stock. As of March 31, 2009, we had cumulative undeclared dividends on the Series D Preferred Stock of approximately $274,000.

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

IMAGEWARE SYSTEMS, INC.

Date:	April 29, 2010	By:	/s/ Wayne Wetherell
Wayne Wetherell, Chief Financial
Officer
(on behalf of the Registrant and as Registrant’s Principal Financial and Accounting Officer)