Form 10-Q
period 2009-06-30
IMAGEWARE SYSTEMS INC
filed 2010-05-27
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

The number of shares of Common Stock, with $0.01 par value, outstanding on May 19, 2010 was 23,238,777.

IMAGEWARE SYSTEMS, INC. INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$273	$171
Accounts receivable, net of allowance for doubtful accounts of $28 (unaudited) and $28 at June 30, 2009 and December 31, 2008, respectively	499	503
Costs and estimated earnings in excess of billings on uncompleted contract	120	—
Inventory	24	19
Other current assets	168	191
Total Current Assets	1,084	884

Property and equipment, net	59	108
Other assets	42	37
Pension assets	697	682
Intangible assets, net of accumulated amortization	102	110
Goodwill	3,416	3,416
Total Assets	$5,400	$5,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,367	$2,388
Deferred revenue	887	872
Billings in excess of costs and estimated earnings on uncompleted contract	—	279
Accrued expenses	1,973	1,530
Notes payable to related parties	110	98
Secured note payable, net of discount	818	—
Additional financing obligation, net of discount	877	—
Total Current Liabilities	7,032	5,167

Pension obligation	1,117	1,102
Total Liabilities	8,149	6,269

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2009 and December 31, 2008; liquidation preference $658 and $632 at June 30, 2009 and December 31, 2008, respectively	2	2
Series C convertible non-redeemable preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 shares outstanding at June 30, 2009 and December 31, 2008; liquidation preference $2,691and $2,604 at June 30, 2009 and December 31, 2008, respectively	—	—
Series D convertible non-redeemable preferred stock, $0.01 par value; designated 3,000 shares, 2,198 shares issued, and 2,198 shares outstanding at June 30, 2009 and December 31, 2008; liquidation preference $2,515 and $2,428 at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 18,163,487 (unaudited) and 18,163,487 shares issued at June 30, 2009 and December 31, 2008, respectively, and 18,156,783 (unaudited) and 18,156,783 shares outstanding at June 30, 2009 and December 31, 2008, respectively	180	180
Additional paid in capital	86,833	86,007
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive (loss) income	9	44
Accumulated deficit	(89,709)	(87,201)
Total Shareholders’ equity (deficit)	(2,749)	(1,032)

Total Liabilities and Shareholders’ Equity	$5,400	$5,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product	$999	$1,020	$1,674	$1,797
Maintenance	646	647	1,285	1,253
	1,645	1,667	2,959	3,050
Cost of revenues:
Product	317	270	601	409
Maintenance	199	289	408	604
Gross profit	1,129	1,108	1,950	2,037

Operating expenses:
General and administrative	595	944	1,204	2,045
Sales and marketing	451	548	880	1,214
Research and development	553	731	1,141	1,628
Depreciation and amortization	30	194	63	395
	1,629	2,417	3,288	5,282
Loss from operations	(500)	(1,309)	(1,338)	(3,245)

Interest expense (income), net	233	—	348	(5)
Change in fair value of additional financing obligation	397	—	503	—
Loss on debt modification	340	—	340
Other expense (income), net	(11)	(15)	(21)	(43)
Loss from continuing operations before income taxes	(1,459)	(1,294)	(2,508)	(3,197)

Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(1,459)	(1,294)	(2,508)	(3,197)

Discontinued operations:
Gain (loss) from operations of discontinued Digital Photography component	—	7	—	7
Income tax benefit (expense)	—	—	—	—
Gain (loss) on discontinued operations	—	7	—	7

Net loss	(1,459)	(1,287)	(2,508)	(3,190)
Preferred dividends	(100)	(84)	(200)	(169)
Beneficial conversion feature on preferred stocks	—	—	—	(1,794)
Net loss available to common shareholders	$(1,559)	$(1,371)	$(2,708)	$(5,153)

Basic and diluted loss per common share - see note 2
Loss from continuing operations	$(0.08)	$(0.07)	$(0.14)	$(0.18)
Discontinued operations	—	—	—	—
Preferred dividends	(0.01)	(0.01)	(0.01)	(0.01)
Beneficial conversion feature on preferred stocks	—	—	—	(0.10)
Basic and diluted loss per share available to common shareholders	$(0.09)	$(0.08)	$(0.15)	$(0.29)

Weighted-average shares (basic and diluted)	18,156,783	18,087,528	18,156,783	17,962,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,508)	$(3,190)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	63	395
Change in fair value of additional financing obligation	503	—
Loss on debt modification	340	—
Non cash interest and amortization of debt discount and debt issuance costs	224	—
Stock based compensation	265	178
Change in assets and liabilities
Accounts receivable, net	5	(65)
Inventory, net	(5)	(53)
Other assets	22	(10)
Pension assets	(16)	(65)
Accounts payable	(21)	828
Accrued expenses	444	165
Deferred revenue	15	182
Billings in excess of costs and estimated earnings on uncompleted contracts	(399)	531
Pension obligation	15	65
Total adjustments	1,455	2,151
Net cash used in operating activities	(1,053)	(1,039)

Cash flows from investing activities
Purchase of property and equipment	(6)	(68)
Acquisition of business, net of cash acquired	—	(187)
Net cash used in investing activities	(6)	(255)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	1,350	—
Dividends paid	—	(25)
Financing issuance costs of notes payable	(154)	—
Proceeds from exercised stock purchase warrants	—	542

Net cash provided by financing activities	1,196	517
Effect of exchange rate changes on cash	(35)	(51)
Net increase (decrease) in cash	102	(828)

Cash at beginning of period	171	1,044

Cash at end of period	$273	$216

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Additional financing obligation	$292	$—
Warrants issued with notes payable	$345	$—
Warrants issued pursuant to debt modification	$209	$—
Beneficial conversion feature of Series C and D preferred stock	$—	$1,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(1,459)	$(1,287)	$(2,508)	$(3,190)

Foreign currency translation adjustment	(37)	(12)	(35)	(51)
Comprehensive loss	$(1,496)	$(1,299)	$(2,543)	$(3,241)

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

The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited balance sheet included in the 2008 Annual Report on Form 10-K and the condensed consolidated unaudited financial statements of ImageWare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2009, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Despite securing financing arrangements in prior years and 2010, additional new financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future. The Company is exploring the possible sale of equity securities and/or debt financing. However, there can be no assurance that additional financing will be available.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS No. 160”) , which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. In addition, SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have an outstanding non-controlling interest in one or more subsidiaries and therefore, SFAS No. 160 is not applicable to us at this time.

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”),  Accounting for Collaborative Arrangements . EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The provisions of EITF 07-1 did not have an impact on our financial position and results of operations.

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)  (“FSP APB 14-1” ) .  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants . Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The provisions of FSP No. No. APB 14-1did not have a material impact on our results of operations or financial position.

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

In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments , or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The  adoption of these standards did not have a material effect on our financial position of results of operations.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. The adoption of SFAS 165 impacted the disclosures in our consolidated financial statements.

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

NOTE 2.  NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock method. During the periods ended June 30, 2009 and 2008, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at June 30, 2009	Number of Common Shares Convertible into at June 30, 2008

Restricted stock grants	240,000	—
Convertible notes payable	208,745	—
Convertible preferred stock	10,389,499	3,633,384
Stock options	2,298,288	2,103,517
Warrants	16,671,167	6,721,389

The table below presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations	$(1,459)	$(1,294)	$(2,508)	$(3,197)
Preferred dividends	(100)	(84)	(200)	(169)
Beneficial conversion feature on preferred stocks	—	—	—	(1,794)
Net loss from continuing operations available to common shareholders	$(1,559)	$(1,378)	$(2,708)	$(5,160)

Net income (loss) from discontinued operations	—	7	—	7
Net loss available to common shareholders	(1,559)	(1,371)	(2,708)	(5,153)

Denominator for basic and diluted earnings per share — weighted-average shares outstanding	18,156,783	18,087,528	18,156,783	17,962,113

Basic and diluted income (loss) per share:
Loss from operations	$(0.08)	$(0.07)	$(0.14)	$(0.18)
Discontinued operations	—	—	—	—
Preferred dividends	(0.01)	(0.01)	(0.01)	(0.01)
Beneficial conversion feature on preferred stocks	—	—	—	(0.10)
Net loss available to common shareholders	$(0.09)	$(0.08)	$(0.15)	$(0.29)

Preferred stock dividends for the three months ended June 30, 2009 and 2008 were $100,000 and $84,000, respectively.  Preferred stock dividends for the six months ended June 30, 2009 and 2008 were $200,000 and $169,000, respectively.  The three months ended March 31, 2008 also contains approximately $1,794,000 in preferred dividends attributable to an embedded beneficial conversion feature recognized in conjunction with the issuance of common stock pursuant to the Company’s warrant financing transaction consummated in March 2008.

NOTE 3. INVENTORY

Inventories at June 30, 2009 were comprised of work in process of $7,000 representing direct labor costs on in-process projects and finished goods of $17,000 net of reserves for obsolete and slow-moving items of $93,000. Inventories at December 31, 2008 were comprised of work in process of $9,000 representing direct labor costs on in-process projects and finished goods of $10,000 net of reserves for obsolete and slow-moving items of $93,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

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

Level 2  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices includedwithin Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

	Fair Value at June 30, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$697	$697	$—	$—
Totals	$697	$697	$—	$—
Liabilities:
Secured promissory note	$818	$—	$—	$818
Additional financing obligation	$877	$—	$—	$877
Totals	$1,695	$—	$—	$1,695

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

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

The following table presents the changes in the carrying amounts of the Company’s acquired intangible assets for the year ended December 31, 2008 and the six months ended June 30, 2009. All intangible assets are being amortized over their estimated useful lives with no estimated residual values.

($ in thousands)	Total
Balance of intangible assets as of January 1, 2008	$2,437

Intangible assets acquired	—
Amortization of intangible assets recorded during 2008	(525)
Pro rata reduction of Sol Logic assets from purchase accounting contingency resolution	(1,060)
Impairment charge on Sol Logic intangible assets recorded at December 31, 2008	(742)
Balance of intangible assets as of December 31, 2008	$110

Intangible assets acquired	—
Amortization of intangible assets recorded during six months ended June 30, 2009	(8)
Impairment losses recorded during six months ended June 30, 2009	—
Balance of intangible assets as of June 30, 2009	$102

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

In 2008, the Company recorded an impairment charge of approximately $742,000 related to our intangible assets related to the acquisition of Sol Logic in 2007.  This charge reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows.  The impairment charge was recorded as a component of Operating expenses in the consolidated Statement of Operations for 2008.  We recorded no impairment losses for long-lived or intangible assets during the three and six months ended June 30, 2009. At June 30, 2009, the EPI trademark and trade name is the Company’s only remaining definite-lived intangible asset.

The changes in the carrying amount of goodwill for the year ended December 31, 2008 and the six months ended June 30, 2009 are as follows:

($ in thousands)	Total
Balance of Goodwill as of January 1, 2008	$4,452

Goodwill acquired	—
Derecognition of goodwill resulting from amended purchase accounting agreement	(1,036)

Balance of Goodwill as of December 31, 2008	$3,416

Goodwill acquired	—
Impairment losses	—

Balance of Goodwill as of June 30, 2009	$3,416

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

NOTE 6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company recognizes revenues and cost of revenues on long-term, fixed price contracts involving significant amounts of customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.  Such amounts are included in the accompanying consolidated balance sheets at June 30, 2009 under the caption “Costs and estimated earnings in excess of billings on uncompleted contract” and at December 31, 2008 under the caption “Billings in excess of costs and estimated earnings on uncompleted contract”.

Costs and estimated billings on uncompleted contracts and related amounts billed as of June 30, 2009 and December 31, 2008 are as follows:

($ in thousands)	June 30, 2009	December 31, 2008

Costs incurred on uncompleted contract	$192	$108
Estimated earnings	712	397
	904	505

Less: Billings to date	(784)	(784)
Billings in excess of costs and estimated earnings on uncompleted contract	$—	$(279)
Costs and estimated earnings in excess of billings on uncompleted contract	$120	$—

NOTE 7. NOTES PAYABLE AND ADDITIONAL INTEREST OBLIGATION

Notes payable consist of the following:

($ in thousands)	June 30,	December 31,
	2009	2008
Secured Promissory Note
9% Secured promissory note. Face value of note $1,350. Discount on note at June 30, 2009 is $532. Note due June 30, 2010.	$818	—
Total secured notes payable	818	—

Notes payable to related parties:
7% Convertible promissory notes. Face value of note $110. Discount on notes at June 30, 2009 and December 31, 2008 is $0 and $12, respectively. Notes were due February 14, 2009	$110	$98
Total notes payable to related parties	110	98

Total notes payable	$928	$98
Less current portion	(928)	(98)
Long-term notes payable	$—	$—

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

The Company initially recorded the convertible notes net of a discount equal to the fair value allocated to the warrants using the relative fair value method of approximately $13,000.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 96%.  The convertible notes also contained a beneficial conversion feature, which resulted in additional debt discount of $12,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company has accreted the beneficial conversion feature over the life of the note.  For the three and six month periods ended June 30, 2009, the Company recorded $0 and $12,000, respectively, as interest expense from the amortization of the discount related to the fair value of the warrants and from the accretion of the beneficial conversion feature.

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

In February 2009, the Company entered into a secured promissory note (the ‘Note”), for $5,000,000 with a third-party lender (“the Lender”). The Note secures a credit facility for a total of up to Five Million Dollars ($5,000,000). The initial advance under the Note was One Million Dollars ($1,000,000). Subsequent advances are subject to the discretion of the Lender. The note shall bear interest at 5.0% per annum on the outstanding principal and interest and are due on June 30, 2010. The Company will also pay the Lender additional financing fees (the “Additional Financing Obligation”) on the maturity date or such earlier date as may be required under the terms of the note equal to the greater of Four Hundred Thousand Dollars ($400,000) or an amount equal to 2,000,000 multiplied by the average of the Closing prices for the Common Stock of the Company for the ten (10) trading day period immediately preceding the date of the payment of such interest payment.

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

The Company evaluated the waiver of default under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial.  The Company determined that because the change in fair value of the debt instruments was greater than 10% of the carrying value of the debt, the debt modification was substantial and therefore the Company accounted for the modification as a debt extinguishment.  Accordingly, the Company recorded the new debt instruments at fair value and recorded a loss on debt extinguishment of approximately $340,000 during the three months ended June 30, 2009.   The loss on debt extinguishment of $340,000 includes approximately $$114,000 of unamortized deferred financing fees written off due to the debt extinguishment. The Company recorded the new debt instruments net of a discount equal to the fair values allocated to the various financial instruments issued to the Lender.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 2.82%, a dividend yield of 0%, and volatility of 96% which resulted in note discount from the issuance of the warrants of approximately $450,000.  The Company recorded the Note and Additional Financing Obligation net of a discount equal to the fair values of the note instrument and the additional financing component at the June 9, 2009 modification date as determined by an independent valuation specialist resulting in additional note discount of approximately $448,000. The Company is accreting the note discount and the Additional Financing Obligation discount using the effective interest rate method over the life of the Note.

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

The Company recorded Amendment No. 2 net of a discount equal to the fair value allocated to warrants.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 2.71%, a dividend yield of 0%, and volatility of 96% which resulted in note discount from the issuance of the warrants of approximately $104,000.

During the three and six months ended June 30, 2009, the Company recorded approximately $110,000 and $170,000 in amortization expense from the accretion of the note discount and additional financing obligation discount.  Such amounts are included as a component of interest expense in the Company’s condensed consolidated Statement of Operations under the caption “Interest expense, net”.

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

The maximum exposure at June 30, 2009 is approximately $363,000. The Company initially met the requirements of the Common Stock Financing registration payment arrangement by filing the required registration statement with the SEC within the time frame specified by the agreement. During the third quarter of 2008, the Company was faced with limited funds for operations and was compelled to suspend SEC filings. The Company has determined that approximately $54,000 of loss contingency related to the Common Stock Financing registration payment arrangement is required to be recorded as of June 30, 2009.  Such loss contingency is included as a component of “Accrued expenses” in the Company’s unaudited Condensed Consolidated Balance Sheet at June 30, 2009 and as a component of “Interest expense, net” in the Company unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2009.

NOTE 9. COMMON STOCK AND WARRANTS

The following table summarizes warrant activity for the following periods:

Warrants

Balance at December 31, 2008	10,471,167
Granted	6,200,000
Expired / Canceled	—
Exercised	—
Balance at June 30, 2009	16,671,167

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

In May 2009, the Company extended the expiration date of 1,311,753 warrants from June 13, 2009 to May 27, 2010 and changed the exercise price of the warrants from $0.50 to $0.55 as consideration for the settlement in full of a $70,000 cash liability.  There were no other changes to the terms of the warrants. The Company recorded this warrant modification as the difference in fair values of the warrants using the Black-Sholes option pricing model which resulted in additional expense of approximately $52,000. Such expense in included as a component of general and administrative operating expenses in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009.

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

In June 2009, the Company extended the expiration date of 2,857,629 warrants held by certain accredited investors from June 13, 2009 to July 31, 2009 to allow such warrant holders the opportunity to exercise their warrants for cash.  There were no other changes to the terms of the warrants. The Company recorded this warrant modification as the difference in fair values of the warrants using the Black-Scholes option pricing model which resulted in additional expense of approximately $7,000.  Such expense in included as a component of general and administrative operating expenses in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009.

NOTE 10. PREFERRED STOCK

At June 30, 2009, the Company had cumulative undeclared dividends relating to Series B, C and D Preferred Stock of approximately $59,000, $491,000 and $317,000 respectively.

NOTE 11. SUBSEQUENT EVENTS

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

In March 2010, a holder of existing warrants exercised 400,000 warrants.  In conjunction with this exercise, the Company issued 200,000 shares of Common Stock and received cash proceeds of $200,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” beginning on page 32 and elsewhere in this Quarterly Report.

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

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our consolidated results of operations. We recognize revenue from the following major revenue sources:

•	Long-term fixed-price contracts involving significant customization

•	Fixed-price contracts involving minimal customization

•	Software licensing

•	Sales of computer hardware and identification media

•	Post contract customer support (PCS)

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

Allowance for Doubtful Accounts

Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $527,000 and our allowance for doubtful accounts was approximately $28,000 as of June 30, 2009.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”  and FIN No. 48, “ Accounting for Uncertainty in Income Taxes” . Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

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

The Company incurred no income tax expenses during the three and six month periods ended June 30, 2009 and 2008, respectively.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon fair value methodologies. Goodwill and other net intangible assets amounted to approximately $3,518,000 for as of June 30, 2009. During the three months ended March 31, 2008 we amended the purchase agreement for the acquisition of substantially all the assets of Sol Logic, Inc. originally consummated December 19, 2007. As a result of this amendment, which reduced the purchase price of the Sol Logic assets, we reversed previously recorded goodwill from this acquisition of approximately $1,036,000.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result we ceased to amortize goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in June, 2002 and will perform an annual impairment review thereafter in the fourth quarter of our fiscal year.

With the sale of our Digital Photography component in 2006, we reassessed the composition of our operating segments and determined that we no longer operate in separate, distinct market segments but rather operate in one market segment, such segment being identity management. The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies. This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation. As a result of our operation in one market segment, such segment being identity management, our 2007 and 2008 goodwill impairment review consisted of the comparison of the fair value of our identity management segment as determined by the quoted market prices of our common stock to the carrying amount of the segment. As the fair value exceeded the carrying value by a substantial margin, we determined that our goodwill was not impaired. We determined that as of June 30, 2009 there were no indicators of potential impairment.

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

In December 2008, we recorded an impairment charge of approximately $742,000 related to our intangible assets related to our acquisition of Sol Logic in 2007.  This loss reflects the amount by which the carrying value of this asset exceeded its estimated fair value determined by the assets’ future discounted cash flows.  We recorded no impairment losses for long-lived or intangible assets during the three and six month periods ended June 30, 2009.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

	Three Months Ended June 30,
Net Product Revenues	2009	2008	$ Change	% Change
(dollars in thousands)

Software and royalties	$785	$586	$199	34%
Percentage of total net product revenue	79%	57%
Hardware and consumables	$25	$97	$(72)	(74)%
Percentage of total net product revenue	2%	10%
Services	$189	$337	$(148)	(44)%
Percentage of total net product revenue	19%	33%
Total net product revenues	$999	$1,020	$(21)	(2)%

Software and royalty revenues increased 34% or $199,000 during the three months ended June 30, 2009 as compared to the corresponding period in 2008. This increase is due to higher project-oriented revenues of our Law Enforcement software solutions of approximately $219,000 combined with higher sales of boxed identity management software through our distribution channel of approximately $56,000.  These increases were offset by a decrease in our identification software royalties and license revenues of approximately $64,000 combined with lower sales of our identity management software into project solutions of approximately $12,000.

Revenues from the sale of hardware and consumables decreased 74% or approximately $72,000 during the three months ended June 30, 2009 as compared to the corresponding period in 2008. The decrease reflects lower revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training. Such revenues decreased approximately $148,000 during the three months ended June 30, 2009 as compared to the corresponding period in 2008 due primarily to the completion of the service element in certain contracts.

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

Our backlog of product orders as of June 30, 2009, was approximately $1,974,000.  At June 30, 2009, we also had maintenance and support backlog of approximately $612,000 under existing maintenance agreements.  Product revenue is typically recognized within a three to six month period for projects not requiring significant customization. Projects that require significant customization can range from six months to two years depending upon the required degree of customization and customer implementation schedules. Historically, we have experienced a very minimal risk of order cancellation and do not anticipate order cancellations in excess of 5%.  Our revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

	Three Months Ended June 30,
Maintenance Revenues	2009	2008	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$646	$647	$(1)	0%

Maintenance revenues were $646,000 for three months ended June 30, 2009 as compared to $647,000 for the corresponding period in 2008.  Identity management maintenance revenues generated from identification software solutions were $138,000 for the three months ended June 30, 2009 as compared to $165,000 during the comparable period in 2008.  The decrease of 27,000 is due to lower maintenance revenues generated from our Desktop Security product due to the expiration of certain maintenance contracts related to this product. Law enforcement maintenance revenues increased by $26,000 for the three month period ended June 30, 2009 as compared to the corresponding period in 2008 due to our expanding installed base.

We anticipate growth of our maintenance revenues through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

	Three Months Ended June 30,
Cost of Product Revenues:	2009	2008	$ Change	% Change
(dollars in thousands)

Software and royalties	$120	$81	$39	48%
Percentage of software and royalty product revenue	15%	14%
Hardware and consumables	$26	$83	$(57)	(69)%
Percentage of hardware and consumables product revenue	104%	86%
Services	$171	$106	$65	61%
Percentage of services product revenue	90%	31%
Total product cost of revenues	$317	$270	$47	17%
Percentage of total product revenues	32%	26%

The cost of software and royalty product revenue increased 48% or $39,000 during the three months ended June 30, 2009 as compared to the corresponding period in 2008 due to higher software and royalty revenues generated during the three months ended June 30, 2009 as compared to the corresponding period in 2008. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $57,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008 reflects the decrease in hardware and consumable revenues for the three months ended June 30, 2009 as compared to the comparable period in 2008 combined with lower costs incurred on hardware and consumable procurements.

The cost of services revenues increased $65,000 during the three months ended June 30, 2009 as compared to the corresponding period of 2008.  This increase is due to the direct labor costs incurred in excess of revenues generated on certain contracts during this period.

	Three Months Ended June 30,
Cost of Maintenance Revenues	2009	2008	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$199	$289	$(90)	(31)%
Percentage of total maintenance revenues	31%	45%

Cost of maintenance revenues as a percentage of maintenance revenues decreased to 31% during the three months ended June 30, 2009 from 45% for the corresponding period in 2008 due primarily to a higher percentage of the Company’s maintenance revenues being generated from software only solutions which typically have lower maintenance costs than those solutions containing both software and hardware.

	Three Months Ended June 30,
Product gross profit	2009	2008	$ Change	% Change
(dollars in thousands)

Software and royalties	$665	$505	$160	32%
Percentage of software and royalty product revenue	85%	86%
Hardware and consumables	$(1)	$14	$(15)	(107)%
Percentage of hardware and consumables product revenue	-4%	14%
Services	$18	$231	$(213)	(92)%
Percentage of services product revenue	10%	69%
Total product gross profit	$682	$750	$(68)	(9)%
Percentage of total product revenues	68%	74%

Software and royalty gross profit increased by 32% or approximately $160,000 for the three months ended June 30, 2009 from the corresponding period in 2008 due to higher software and royalty product revenues of approximately $199,000 in the 2009 period. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware and consumables gross profit decreased by $15,000 for the three month period ended June 30, 2009 as compared to the corresponding period in 2008 due to lower hardware and consumables revenues of approximately $72,000 in the three month period ended June 30, 2009 as compared to the corresponding period in the 2008 year.

Services gross profit decreased $213,000 due to higher costs of services revenues of approximately $65,000 caused by an excess of direct labor costs incurred over revenues generated on certain contracts during the three month period ending June 30, 2009 as compared to the corresponding period in 2008.

	Three Months Ended June 30,
Maintenance gross profit	2009	2008	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$447	$358	$89	25%
Percentage of total maintenance revenues	69%	55%

Gross margins related to maintenance revenues increased due to lower maintenance cost of revenues due primarily to a higher percentage of the Company’s maintenance revenues being generated from software only solutions which typically have lower maintenance costs than those solution containing both software and hardware.

	Three Months Ended June 30,
Operating expenses	2009	2008	$ Change	% Change
(dollars in thousands)

General & administrative	$595	$944	$(349)	(37)%
Percentage of total net revenue	36%	57%
Sales and marketing	$451	$548	$(97)	(18)%
Percentage of total net revenue	27%	33%
Research & development	$553	$731	$(178)	(24)%
Percentage of total net revenue	34%	44%
Depreciation and amortization	$30	$194	$(164)	(85)%
Percentage of total net revenue	2%	12%

General and Administrative Expenses. General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses. The increase in such expenses, as a percentage of total net revenues, is reflective of lower net revenues during the three months ended June 30, 2009 as compared to the corresponding period in 2008. The dollar decrease of $349,000 is primarily comprised of the following major components:

•
Decrease in stock-based compensation expense of approximately $46,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in insurance related expenses of approximately $4,000.
•	Decrease in professional services of approximately $114,000.
•	Decrease in office related expenses of approximately $56,000.
•	Decrease in travel related expenses of approximately $24,000.
•	Decrease in compensation and related fringe benefits of approximately $105,000.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar decrease of $97,000 during the three months ended June 30, 2009 as compared to the corresponding period in 2008 is comprised of the following major components:

•	Decrease in compensation and related fringe benefits of approximately $69,000 due to headcount reductions and the consolidation of certain sales positions.
•
Decrease in stock-based compensation expense of approximately $12,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in travel related expenses of $28,000.
•	Decrease of $36,000 in amounts paid to sales consultants
•	Increase in selling expenses of approximately $48,000 related to newly hired sales personnel in Mexico.

Research and Development. Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 24% or approximately $178,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008 and is comprised of the following major components:

•	Decrease in compensation and related fringe benefits of approximately $151,000 due to head count reductions and the consolidation of various engineering functions
•	Decrease in contract programming expenditures of approximately $23,000
•	Decrease in engineering supplies and travel related expenditures of approximately $ 29,000
•	Increase in occupancy costs of approximately $25,000

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization. During the three months ended June 30, 2009, depreciation and amortization expense decreased 85% or $164,000 as compared to the corresponding period in 2008. The decrease in depreciation and amortization expense reflects lower amortization of approximately $122,000 for certain definite long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc. due to impairment charges being recorded against these assets in December 2008.  For the three months ended June 30, 2009, the Company’s amortization expense of $4,000 consisted solely of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset.

Interest Expense (Income), net. For the three months ended June 30, 2009, we recognized interest income of $0 and interest expense of $233,000. For the three months ended June 30, 2008, we recognized interest income of $2,000 and interest expense of $2,000.  Interest expense for the three months ended June 30, 2009 contains the following components approximating a total of $183,000 related to our secured notes payable issued in February 2009: $32,000 in coupon interest and $151,000 in note discount amortization and additional financing obligation amortization classified and deferred financing fee amortization  classified as interest expense.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Product Revenues

	Six Months Ended June 30,
Net Product Revenues	2009	2008	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,175	$1,245	$(70)	(6)%
Percentage of total net product revenue	70%	69%
Hardware and consumables	$85	$117	$(32)	(27)%
Percentage of total net product revenue	5%	7%
Services	$414	$435	$(21)	(5)%
Percentage of total net product revenue	25%	24%
Total net product revenues	$1,674	$1,797	$(123)	(7)%

Software and royalty revenues decreased 6% or $70,000 during the six months ended June 30, 2009 as compared to the corresponding period in 2008.  The decrease is due primarily to lower identification software royalties and license revenues of approximately $119,000 resulting primarily from our Desktop Security product combined with lower sales of our identity management software into project solutions of approximately $236,000 offset by higher sales of our boxed identity management software through our distribution channel of approximately $46,000 and higher Law Enforcement project-oriented revenues of approximately $239,000.

Revenues from the sale of hardware and consumables decreased 27% or $32,000 during the six months ended June 30, 2009 as compared to the corresponding period in 2008.  The decrease reflects lower revenues from project solutions containing hardware and consumable components.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues decreased approximately $21,000 during the six months ended June 30, 2009 as compared to the corresponding period in 2008 due primarily to lower service revenues being generated from software integration of our biometric engine and PIV products into project solutions combined with a reduction in our installation of hardware products.

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

Maintenance Revenues

	Six Months Ended June 30,
Maintenance Revenues	2009	2008	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$1,285	$1,253	$32	3%

The increase in maintenance revenues reflects the expansion of our law enforcement installed base resulting from the completion of significant project-oriented work during the year ended December 31, 2008 and the first six months of 2009.

We anticipate growth of our maintenance revenues through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenues

	Six Months Ended June 30,
Cost of Product Revenues:	2009	2008	$ Change	% Change
(dollars in thousands)

Software and royalties	$165	$186	$(21)	(11)%
Percentage of software and royalty product revenue	14%	15%
Hardware and consumables	$67	$110	$(43)	(39)%
Percentage of hardware and consumables product revenue	79%	94%
Services	$369	$113	$256	227%
Percentage of services product revenue	89%	26%
Total cost of product revenues	$601	$409	$192	47%
Percentage of total product revenues	36%	23%

The cost of software and royalty product revenue decreased 11% or $21,000 during the six months ended June 30, 2009 as compared to the corresponding period in 2008 due to lower software and royalty revenues during the six months ended June 30, 2009.  In addition to changes in costs of software and royalties product revenues caused by revenue level fluctuations, costs of products can also vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenues for our hardware and consumable sales of $43,000 for the six months ended June 30, 2009 as compared to the corresponding period in 2008 reflects the decrease in hardware and consumable revenues for the three months ended June 30, 2009 as compared to the same period in 2008 combined with lower costs incurred on hardware and consumable procurements.

Cost of service revenue increased $256,000 during the six months ended June 30, 2009 as compared to the corresponding period in 2008 due to higher software integration revenues of our Biometric Engine and PIV products into project solutions. This increase is also due to the direct labor costs incurred in excess of revenues generated on certain contracts during this period.

Cost of Maintenance Revenues

	Six Months Ended June 30,
Cost of Maintenance Revenues	2009	2008	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$408	$604	$196	(32)%
Percentage of total maintenance revenues	32%	48%

Cost of maintenance revenues decreased 32% or $196,000 during the six months ended June 30, 2009 as compared to the corresponding period in 2008 due primarily to a higher percentage of the Company’s maintenance revenues being generated from software only solutions which typically have lower maintenance costs than those solution containing both software and hardware.

Product Gross Profit

	Six Months Ended June 30,
Product gross profit	2009	2008	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,010	$1,059	$(49)	(5)%
Percentage of software and royalty product revenue	86%	85%
Hardware and consumables	$18	$7	$11	157%
Percentage of hardware and consumables product revenue	21%	6%
Services	$45	$322	$(277)	(86)%
Percentage of services product revenue	11%	74%
Total product gross profit	$1,073	$1,388	$(315)	(23)%
Percentage of total product revenues	64%	77%

Software and royalty gross profit decreased 5% or $49,000 for the six months ended June 30, 2009 as compared to the corresponding period in 2008 due to lower software and royalties revenues.

Hardware and consumables gross profit increased $11,000 during the six months ended June 30, 2009 as compared to the corresponding period in 2008 due to both lower hardware and consumables revenues of $32,000 and lower costs incurred on sales of hardware and consumables of $43,000 during the six months ended June 30, 2009 as compared to the corresponding period in 2008. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Services gross profit decreased approximately $277,000 for the six months ended June 30, 2009 as compared to the corresponding period of 2008 due to higher integration costs incurred for the integration of our Biometric Engine and PIV products into project solutions caused by an excess of direct labor costs incurred over revenues generated on certain contracts during the six month period ending June 30, 2009 as compared to the corresponding period in 2008.

Maintenance Gross Profit

	Six Months Ended June 30,
Maintenance gross profit	2009	2008	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$877	$649	$228	35%
Percentage of total maintenance revenues	68%	52%

Gross margins related to maintenance revenues increased due primarily to a higher percentage of the Company’s maintenance revenues being generated from software only solutions which typically have lower maintenance costs than those solution containing both software and hardware.

Operating Expenses

	Six Months Ended June 30,
Operating expenses	2009	2008	$ Change	% Change
(dollars in thousands)

General & administrative	$1,204	$2,045	$(841)	(41)%
Percentage of total net revenue	41%	67%
Sales and marketing	$880	$1,214	$(334)	(28)%
Percentage of total net revenue	30%	40%
Research & development	$1,141	$1,628	$(487)	(30)%
Percentage of total net revenue	39%	53%
Depreciation and amortization	$63	$395	$(332)	(84)%
Percentage of total net revenue	2%	13%

General and Administrative Expenses.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The dollar decrease of $841,000 is comprised of the following major components:

•
Decrease in stock-based compensation expense of approximately $95,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease in insurance related expenses of approximately $10,000.
•	Decrease in professional services of approximately $448,000.
•	Decrease in occupancy related expenses and other expenses of approximately $83,000.
•	Decrease in travel related expenses of approximately $46,000.
•	Decrease in compensation and related fringe benefits of approximately $159,000 due to reductions in headcount and the consolidation of various administrative positions.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions.  The dollar decrease of $334,000 during the six months ended June 30, 2009 as compared to the corresponding period in 2008 is comprised of the following major components:

•	Decrease in compensation and related fringe benefits of approximately $183,000 due to reductions in headcount and the consolidation of certain sales positions.
•	Decrease of $45,000 in expenses incurred for sales contractors and consultants.
•	Decrease of $107,000 in travel expenses and trade show expenses.
•
Decrease in stock-based compensation expense of approximately $25,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Decrease of approximately $22,000 in occupancy costs and dues and subscription costs.
•	Increase of $48,000 in expenses related to our Mexico City sales office opened in June 2009.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 30% or $487,000 for the six months ended June 30, 2009 as compared to the corresponding period in 2008.  The decrease is comprised of the following major components:

•	Decrease of $329,000 in compensation and related fringe benefits due to reductions in headcount combined with reductions in contract programming expenditures of approximately $133,000.
•
Decrease in stock-based compensation expense of approximately $7,000 due to the expiration of certain restricted stock grants combined with lower expenses recorded pursuant to SFAS 123(R) due to the expiration of vesting periods for certain prior year share-based payment issuances.

•	Reductions in engineering supplies and small equipment of approximately $28,000 offset by an increase in occupancy costs of approximately $21,000
•	Reductions in engineering travel of $11,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization.  During the six months ended June 30, 2009, depreciation and amortization expense decreased 84% or $332,000 as compared to the corresponding period in 2008.  The decrease in depreciation and amortization expense reflects lower amortization of approximately $265,000 for certain definite long-lived intangible assets acquired in the Company’s December 2007 purchase of certain assets of Sol Logic, Inc. due to impairment charges being recorded against these assets in December 2008.  For the three months ended June 30, 2009, the Company’s amortization expense of $8,000 consisted  solely of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset.

Interest Expense (Income), net.  For the six months ended June 30, 2009, we recognized interest income of $0 and interest expense of $319,000. For the six months ended June 30, 2008, we recognized interest income of $7,000 and interest expense of $2,000.  Interest expense for the six months ended June 30, 2009 contains components approximating $250,000 related to our secured notes payable: $39,000 of coupon interest and $211,000 in note discount amortization and additional financing obligation amortization and deferred financing fee amortization classified as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had total current assets of $1,084,000 and total current liabilities of $7,032,000, or negative working capital of $5,948,000. At June 30, 2009, we had available cash of $273,000. Subsequent to June 30, 2009, we borrowed an aggregate amount of approximately $1,225,000 and subsequently repaid $350,000 in conjunction with a line of credit arrangement secured through the issuance of a secured promissory note. In July and August 2009, we also undertook a series of warrant financings whereby we raised approximately $1,371,000 in cash.  Despite securing these financing arrangements, we still have negative working capital and will need to secure additional new financing to fund working capital and operations should we be unable to generate positive cash flow from operations in the near future.

Net cash used in operating activities was $1,053,000 for the six month period ended June 30, 2009 as compared to $1,039,000 for the corresponding period in 2008. We used cash to fund net losses of $1,113,000, excluding non-cash expenses (depreciation, amortization, stock-based compensation, change in fair value of additional financing obligation, amortization of debt discount and debt issuance costs and loss on debt modification) of $1,395,000 for the six months ended June 30, 2009. We used cash to fund net losses of $2,617,000, excluding non-cash expenses (depreciation, amortization, and stock-based compensation) of $573,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, we generated cash of $6,000 through reductions in assets and generated cash of $54,000 through increases in current liabilities and deferred revenues, excluding debt. For the six months ended June 30, 2008, we used cash of $193,000 to fund increases in assets and generated cash of $1,771,000 through increases in current liabilities and deferred revenues, excluding debt.

Net cash used in investing activities was $6,000 for the six months ended June 30, 2009. Net cash used in investing activities was $255,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $6,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the six months ended June 30, 2008, we used cash to fund capital expenditures of computer equipment and software, furniture and fixtures and leasehold improvements of approximately $68,000. For the six months ended June 30, 2008 we also used cash of approximately $187,000 for our acquisition of Sol Logic, Inc.

Net cash provided by financing activities was $1,196,000 for the six month period ended June 30, 2009 as compared to $517,000 for the corresponding period in 2008. For the six months ended June 30, 2009, we generated cash of $1,350,000 through our issuance of a secured note payable offset by financing transaction costs of $154,000. For the six months ended June 30, 2008, we generated cash of $542,000 from our issuance of common stock pursuant to warrant exercises and used cash of $25,000 for the payment of dividends on our Series B Preferred Stock.

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

ITEM 4T. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded, based upon their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective as of June 30, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2009. As of the end of the third quarter of 2008, we were faced with limited funds for operations and were compelled to suspend SEC filings. Management has determined that this late filing situation was due to shortages in capital resources and is not related to internal controls over financial reporting.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008, filed on February 24, 2010 and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2009, there have been no material changes to the disclosures made on the above-referenced Form 10-K, as amended, except as follows:

We have a history of significant recurring losses totaling approximately $89.7million, and these losses may continue in the future.

As of June 30, 2009, we had an accumulated deficit of $89.7 million, and these losses may continue in the future. We will need to raise capital to fund our continuing operations, and financing may not be available to us on favorable terms or at all. In the event financing is not available in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

Our Board of Directors (“Board”) has the authority to issue a total of up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. As of June 30, 2009, we had three series of preferred stock outstanding, Series B preferred stock, Series C 8% convertible preferred stock and Series D 8% convertible preferred stock.

The provisions of our Series B Preferred Stock prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series B Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred Stock we are obligated to pay cumulative cash dividends on shares of Series B Preferred Stock from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of June 30, 2009, we had cumulative undeclared dividends on the Series B Preferred Stock of approximately $59,000.

The Series C Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series C Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B Preferred Stock, or common stock issuable upon conversion of the Series C Preferred Stock.  Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subsequently adjusted to $0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred Stock. As of June 30, 2009, we had cumulative undeclared dividends on the Series C Preferred Stock of approximately $491,000.

The Series D Preferred Stock has a liquidation preference equal to its stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon. The Series D Preferred Stock accrues cumulative dividends at the rate of 8.0% of the stated value per share per annum.  At the option of the Company, the dividend payment may be made in the form of cash, after the payment of cash dividends to the holders of Series B and Series C Preferred Stock, or common stock issuable upon conversion of the Series D Preferred Stock.  Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subsequently adjusted to 0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series D Preferred Stock. As of June 30, 2009, we had cumulative undeclared dividends on the Series D Preferred Stock of approximately $317,000.

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

IMAGEWARE SYSTEMS, INC.,
a Delaware corporation

Date: May 26, 2010	By: /s/ Wayne G. Wetherell
Wayne G. Wetherell
Chief Financial Officer