Form 10-K
period 2010-12-31
IMAGEWARE SYSTEMS INC
filed 2012-01-17
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 001-15757

IMAGEWARE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	33-0224167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10815 Rancho Bernardo Road, Suite 310, San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 673-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value
(Title of Class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 based upon the closing sale price of the registrant’s common stock on June 30, 2010 as reported on the Pink Sheets was $21,471,167. This number excludes shares of common stock held by  affiliates, executive officers and directors.

As of January 1, 2011, there were 67,124,357 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2010

-i-

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Item 1A, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

In this Annual Report, “ImageWare,” the “Company,” “we,” “our,” and “us” refer to ImageWare Systems Incorporated and its subsidiaries, unless the context requires otherwise.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (this “Annual Report”) reports our consolidated financial statements as of and for each of the years ended December 31, 2010 and 2009, for the quarter ended September 30, 2009, and for each of the quarters of our year ended December 31, 2010. In addition, this Annual Report includes amended consolidated financial statements for each of the quarters ended March 31 and June 30, 2009.  Unless otherwise noted, all of the information in this Annual Report is as of December 31, 2010. The financial statements in this Annual Report do not reflect any subsequent events that occurred after December 31, 2010.

We have included the following items in addition to what is required in this Annual Report:

●	Unaudited consolidated financial information for each of the quarters of fiscal years 2010 and 2009, not including balance sheets, cash flow statements and separate financial statement footnotes; and

●	Management’s discussion and analysis of our operating results for each of the first, second and third interim periods in the years 2010 and 2009.

 As described in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 16, 2010, management determined that our financial statements for the three and six months ended March 31 and June 30, 2009, respectively, which were included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, should no longer be relied upon due to an error in such financial statements with respect to the accounting for certain derivative features of our Series C and D Preferred Stock (the “Preferred Shares”) and certain warrants (the “Warrants”) which were previously recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008.

We performed an assessment of the conversion features of the Preferred Shares and Warrants and concluded that these instruments are within the scope of ASC 815 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scoped and Scope Exceptions), effective January 1, 2009, due to these instruments containing anti-dilution provisions, which required adjustments to the conversion price of the Preferred Shares and to the exercise price of the Warrants, in the event we issued common stock or securities convertible into or exercisable for common stock at a price per share lower than the conversion price of the Preferred Shares or the exercise  price of the Warrants. ASC 815 outlined new guidance for instruments indexed to an entity’s own stock and the resulting liability or equity classification based on that conclusion.

ASC 815 should have been adopted by the Company as of January 1, 2009. After discussion with the Audit Committee of the Board of Directors and our independent registered public accounting firm, management determined to file amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, which contain restated financial statements reflecting the corrections made in response to these accounting errors.  However, faced with limited funds for operations, we were compelled to suspend SEC filings and the associated costs until such time we had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements.  As a result, we were unable to file the amended Quarterly Reports, and complete the audits of our financial statements for the years ended December 31, 2010 and 2009 on a timely basis.  This Annual Report contains the amended financial information for each of the quarters ended March 31 and June 30, 2009 (“Amended Quarterly Financials”).  The Amended Quarterly Financials reflect the following:

●	a derivative liability has been recorded as of January 1, 2009 through a charge to Accumulated Deficit for the effect of the cumulative adjustment of the fair value of the derivatives as of that date;
●	the fair value of derivatives as of March 31, 2009 has been amended to reflect a non-cash charge to expense; and

●	the fair value of derivatives as of June 30, 2009 has been amended to record a non-cash charge to expense.

The impact of these non-operating adjustments resulted in non-cash charges which are reflected below the loss from operations in our statements of operations and have no effect on our cash, operating loss or cash flows for the three and six months periods ended March 31, 2009 and June 30, 2009, respectively.

PART I

ITEM 1.	BUSINESS

As used in this Annual Report, “we”, “us”, “our”, “ImageWare”, “ImageWare Systems”, “Company” or “our Company” refers to ImageWare Systems, Inc. and all of its subsidiaries.

Recent Developments

New Software as a Service Business Model.

With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of its marketing plan, the Company will offer new versions of its product suite on a Software as a Service (“SaaS”) model during 2012.  This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices.

Additional Intellectual Property.

The Company is a pioneer in inventing the technology of using multi-biometrics on a seamless and integrated platform, in addition to “fusing” multiple biometrics into a common or fused score for greater reliability in authenticating identity. The Company believes it has the foundational patents on the use of multiple biometrics and fusing on such a platform and continues to be an IP leader in the space. It is the Company’s belief that this intellectual property leadership will create a sustainable competitive advantage.  In addition to its eight issued U.S. and foreign patents, the Company recently filed three new patent applications surrounding new “Anonymous Matching” technologies.  These technologies will allow biometric matching for identity verification while protecting the privacy of an individual.  It is the Company’s belief that such technology will be critical to providing biometric management solutions for the consumer market where privacy protection has been a historical issue and barrier to biometric adoption.

Consummation of Financing.

 On December 20, 2011, the Company consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, the Company issued 20.0 million shares of its common stock (the “Shares”), and warrants to purchase 12,207,500 shares of its common stock exercisable for $0.50 per share (“Warrants”).  The Warrants expire five years from the date of grant.   As a result of the Qualified Financing, the Company’s Series C 8% Convertible Preferred Stock (“Series C Preferred”) and Series D 8% Convertible Preferred Stock (“Series D Preferred”) was automatically converted into 11,768,525 shares of common stock.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of the Company's existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of the Company’s common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.  The Company is obligated to file a registration statement with the Securities and Exchange Commission on or before February 20, 2012 to register for resale the Shares and the common stock issuable upon exercise of the Warrants.

The net proceeds from the Qualified Financing, approximately $9.2 million, will be used for (i) the customization of identity management products for enterprise and consumer applications; (ii) further development of intellectual property; (iii) development of SaaS capabilities for existing products; (iv) the payment of $1.5 million principal amount of convertible promissory notes; and (v) for working capital and general corporate purposes.

Overview

The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity.   Our “flagship” product is our patented IWS Biometric Engine®.  Scalable for small city business or worldwide deployment, our IWS Biometric Engine is a multi-biometric software platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  It allows a user to utilize one or more biometrics on a seamlessly integrated platform. Our products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. Our products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. We also provide comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or Internet sites.  Biometric technology is now an integral part of all markets we address and all of our products are integrated into the IWS Biometric Engine.

While we have historically marketed our products to the government market at the federal, state and local levels, the emergence of cloud based computing - a mobile market that demands increased security and interoperable systems, and the proven success of our products in the government market, will enable us to enlarge our target market focus to include the emerging consumer and non-government enterprise marketplace.

Our biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing, identifying and verifying the identities of people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government (federal, state and local), law enforcement, commercial enterprises, and transportation and aviation markets for identification and verification purposes. Our IWS Biometric Engine is a patented biometric identity management software platform for multi-biometric enrollment, management and authentication, managing population databases of virtually unlimited sizes. It is hardware agnostic and can utilize different types of biometric algorithms.  It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform.  It is also offered as a Software Development Kit (SDK) based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications.  The IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents.

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and other biometrics as well as criminal history records on a stand-alone, networked, wireless or Web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of five software modules: Capture and Investigative modules, which provide a criminal booking system with related databases as well as the ability to create and print mug photo/SMT image lineups and electronic mugbooks; a Facial Recognition module, which uses biometric facial recognition to identify suspects; a Web module, which provides access to centrally stored records over the Internet in a connected or wireless fashion; and a LiveScan module, which incorporates LiveScan capabilities into IWS Law Enforcement providing integrated fingerprint and palm print biometric management for civil and law enforcement use.  The IWS Biometric Engine is also available to our law enforcement clients and allows them to capture and search using other biometrics such as iris or DNA.

Our secure credential solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging and biometrics in the production of photo identification cards, credentials and identification systems. Our products in this market consist of IWS EPI Suite and IWS EPI Builder (SDK).  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine to our secure credential product line.

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

Corporate History

The Company, formerly known as ImageWare Software, Inc., was incorporated in the state of California on February 6, 1987.  From the inception until 1994, we designed and sold software products for the photo entertainment industry.  In late 1994, under new ownership, we sold our photo entertainment line of products, and utilized our core technologies to develop and sell products to law enforcement agencies.   From 1995 to early 2000, our business consisted only of our law enforcement products.  We completed our initial public offering in April 2000.

The terrorist attacks of September 11, 2001 resulted in significant interest around national and homeland security, specifically identity management, demonstrating the risks associated with insufficient credentialing and access control systems. To allow users to employ multiple biometrics on a single unified software platform without regard to hardware capture devices, the Company conceived, patented and built the IWS Biometric Engine.  Although the U.S. and world governments proposed strong initiatives to help combat terrorism and other identity related challenges, the rate of deployment of these systems has been slow due to the normal process followed by government in the procurement of goods and services. In addition the Company faced the challenge of introducing a new and novel way in which to capture and utilize biometrics by replacing the traditional hardware based products with a software-based solution.

The law enforcement and secure credential markets, although seen as markets which would ultimately benefit from increased spending on security, were negatively impacted in the years following the September 11, 2001 terrorist attacks by the tendency for the delay in purchasing decisions, awaiting guidance and funding from the government, and the use of available funding for payment of overtime expenditures incurred due to heightened security alerts. Our government customers’ deployment plans were also impacted by the creation of standards to govern the deployment of biometric identity management systems.  As we recognized these delays, we continued to reduce costs and consolidate our businesses while adjusting our products to meet market demands. We therefore restructured the Company to be more cost effective and efficient by consolidating resources and operations.

INDUSTRY BACKGROUND

Biometrics and Secure Credential Markets

We believe the biometric identity management market will continue to grow as the role of biometrics becomes more widely adopted for enhancing security and complying with government regulations and initiatives and as biometric capture devices become increasingly mobile, robust and cost effective. Our biometric and secure credentialing solutions are meeting the requirements and standards for true multi-modal biometric identity management systems, as well as providing scalability to support evolving functionality.

As a result of HSPD-12, government organizations are required to adopt new processes for verifying the identity of employees and contractors as well as controlling access to secure facilities and information systems. In response to the strict requirements set forth by the Federal government, ImageWare enhanced its IWS Biometric Engine and secure credentialing product suite by adding card management and card printing modules which enable the offering of end-to-end support for PIV-I and PIV-II business processes, technical requirements, as well as the ability to partner with leading physical and logical access control vendors for logistics and deployment considerations.  We believe that the HSPD-12 standards as well as the product enhancements created to meet those standards will, in large part, be adopted by the commercial market and that the Company’s products will transition into those market spaces without significant customization.

  Organizations concerned with security can use our technology to create secure “smart” identification cards that can be instantly checked against a database of applicable biometrics to prevent unauthorized access to secure facilities or computer networks. We believe potential customers in these markets include, among others, large corporations, border crossings (land, air and sea), airports, hospitals, universities and government agencies.

Identification systems have historically been sold based upon the cost-savings digital systems offer over traditional non-digital systems. We believe that the ability to easily capture images and data in a digital database and to enable immediate and widespread access to that database for remote identification/verification will be a functionality that both public and private sector customers will require in the future and that such functionality will be one of the primary drivers for future growth within this market. We are able to provide field-proven identification products with high quality reference accounts across the board in terms of size and complexity of systems and user requirements. When combined with our proven biometric and Web capabilities, we believe we can provide a leading product offering into the biometrically enabled secure credential market.

Law Enforcement and Public Safety Markets

The United States law enforcement and public safety markets are composed of federal, state and local law enforcement agencies.  Our target customers include local police and sheriff’s departments, primary state law enforcement agencies, prisons, special police agencies, county constable offices, and federal agencies such as the Department of Homeland Security,  FBI , DEA and ICE.  In addition, police agencies in foreign countries have shown interest in using the full range of IWS Law Enforcement products to meet the growing need for a flexible yet robust booking/investigative solution that includes the routine use of IWS Facial Recognition as well as the ability to use other biometrics. We continue to target agencies in foreign countries for our biometric and law enforcement solutions.

Law enforcement customers require demanding end-to-end solutions that incorporate robust features and functionalities such as biometric and secure credentialing capabilities, as well as instant access to centrally maintained records for real time verification of identity and privileges. Law enforcement has long used the multiple biometrics of fingerprint and face in establishing an individual’s identity record. More recently, law enforcement is seeking capability to utilize additional biometrics such as iris and DNA.  The Company’s multi-biometric platform product, the IWS Biometric Engine, allows company customers to use as many and different biometrics as desired all on a single, integrated platform.

Agencies are also moving toward a more shared experience where specific pieces of suspect/arrest data may be viewed by outside agencies allowing a suspect’s identity to be quickly defined with the end goal being the swift apprehension of the subject.

PRODUCTS AND SERVICES

Our identity management solutions are primarily focused around biometrics and secure credentials providing complete, cross-functional and interoperable systems. Our biometric and secure credentialing products provide complete and interoperable solutions with features and functions required throughout the entire identity management life cycle, enabling users the flexibility to make use of any desired options, such as identity proofing and enrollment, card issuance, maintenance and access control. Our solutions offer a significant benefit that one vendor’s solution is used throughout the various stages, from establishing an applicant’s verified identity, to issuance of smart card based credentials, to the usage and integration to physical and logical access control systems.

These solutions improve global communication, the integrity and authenticity of access control to facilities and information systems, as well as enhance security, increase efficiency, reduce identity fraud, and protect personal privacy.

We categorize our identity management products and services into three basic markets: (1) Biometrics, (2) Secure Credential, and (3) Law Enforcement and Public Safety.  We offer a series of modular products that can be seamlessly integrated into an end-to-end solution or licensed as individual components.

Biometrics

Our biometric product line consists of the following:

IWS Biometric Engine.  This is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes without regard to hardware or algorithm.  Searches can be 1:1 (verification), 1:N (identification), X:N (investigative) and N:N (database integrity). IWS Biometric Engine is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, signature, DNA, voice, 3D face and retina. IWS Biometric Engine is a second-generation solution from the Company that is based on field-proven ImageWare technology solutions that have been used to manage millions of biometric records since 1997 and is ideal for a variety of applications including: criminal booking, background checks (civil and criminal), watch list, visa/passport and border control (air, land and sea), physical and logical access control, and other highly-secure identity management environments.  The Company believes that this product will be very attractive to the emerging commercial and consumer markets as they deploy biometric identity management systems.

Our IWS Biometric Engine is scalable, and biometric images and templates can be enrolled either live or offline.   Because it stores the enrolled images, a new algorithm can be quickly converted to support new or alternate algorithms and capture devices. The IWS Biometric Engine is built to be hardware “agnostic”, and currently supports over 100 hardware capture devices and over 70 biometric algorithms.

The IWS Biometric Engine is available as a Software Development Kit (SDK), as well as a platform for custom configurations to meet specific customer requirements. The added suite of products provides government, law enforcement, border management and enterprise businesses, a wide variety of application-specific solutions that address specific government mandates and technology standards. It also provides the ability to integrate into existing legacy systems and expand based upon specific customer requirements. This enables users to integrate a complete solution or components as needed. The application suite of products includes packaged solutions for:

●	HSPD-12 Personal Identity Verification (PIV)
●	Border Management
●	ePassport & eVisa
●	Applicant Identity Vetting
●	Mobile Acquisition
●	Physical Access Control
●	Single-Sign-On and Logical Access Control

IWS PIV Management Application.  The Company provides a set of Enterprise Server products within our complete PIV solution, and these software products supply server-based features and functions, while the use case for PIV requires client-based presentation of PIV data and workflow.  The IWS PIV Management Application supplies the web-based graphical user interface that presents the user or client interface to the various server functions.  Since the server-based applications perform specific functions for specific phases of the PIV life cycle, these server-based applications need to be bound together with additional workflow processes.  The IWS PIV Management Application meets this need with software modules that interface and interconnect the server-based applications.

IWS PIV Middleware.  The IWS PIV Middleware product, which is NIST certified and listed on the GSA approved product list, is a library of functions that connect a card reader & PIV card on the hardware side with a software application. The library implements the specified PIV Middleware API functions that support interoperability of PIV Cards.  This  software has been developed in conformance with the FIPS-201 specification, and the software has been certified by the NIST Personal Identification Verification Program (NPIVP) Validation Authority as being compliant.

IWS Background Server.  The IWS Background Server is a software application designed specifically for government and law enforcement organizations to support the first stage of biometric identity management functions such as identity proofing and vetting.  IWS Background Check Server automatically processes the submission of an applicant’s demographic and biographic data to investigative bureaus for background checks prior to issuing a credential.

IWS Desktop Security.  IWS Desktop Security is a highly flexible, scalable and modular authentication management platform that is optimized to enhance network security and usability. This architecture provides an additional layer of security to workstations, networks and systems through advanced encryption and authentication technologies. Biometric technologies (face, fingerprint, iris, voice or signature), can be seamlessly coupled with TPM chips to further enhance corporate security. USB tokens, smart cards and RFID technologies can also be readily integrated. Additional features include:

●
Support for multiple authentication tools including Public Key Infrastructure (PKI) within a uniformed platform and privilege Management Infrastructure (PMI) technology to provide more advanced access control services and assure authentication and data integrity;

●	Integration with IWS Biometric Engine for searching and match capabilities (1:1, 1:N and X:N);

●	Integration with IWS EPI Builder for the production and management of secure credentials;

●	Support for both BioAPI and BAPI standards;

●	Supports a single sign-on feature that securely manages Internet Explorer and Windows application ID and password information;

●	Supports file and folder encryption features; and

●	Supports various operating systems, including Microsoft Windows 2000, Windows XP, and Windows Server 2003.

IWS Biometric Quality Assessment & Enhancement (IWS Biometric IQA&E). The IWS Biometric IQA&E is a biometric image enhancement and assessment solution that assists government organizations with the ability to evaluate and enrich millions of biometric images automatically, saving time and costs associated with biometric enrollment while maintaining image and database integrity.

The IWS Biometric IQA&E improves the accuracy and effectiveness of biometric template enrollments. The software may be used stand-alone or in conjunction with the IWS Biometric Engine. IWS Biometric IQA&E provides automated image quality assessment with respect to relevant image quality standards from organizations such as International Civil Aviation Organization (ICAO) National Institute of Standards and Technology (NIST), International Organization for Standards (ISO) and American Association of Motor Vehicle Association (AAMVA). IWS Biometric IQA&E also enables organizations to conduct multi-dimensional facial recognition, which further enhances accuracy for numerous applications including driver licenses, passports and watch lists.

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

Secure Credential

Our secure credential products consist of the following:

IWS Card Management.  The IWS Card Management System (CMS) is a comprehensive solution to support and manage the issuance of smart cards complete with the following capabilities:

●	Biometric enrollment and identity proofing with Smart Card encoding of biometrics;

●	Flexible models of central or distributed issuance of credentials;

●	Customizable card life-cycle workflow managed by the CMS; and

●	Integration of the CMS data with other enterprise solutions, such as physical access control and logical access control (i.e. Single-Sign-On – SSO).

IWS EPI Suite.  This is an ID software solution for producing, issuing, and managing secure credentials and personal identification cards. Users can efficiently manage large amounts of data, images and card designs, as well as track and issue multiple cards per person, automatically populate multiple cards and eliminate redundant data entry. IWS EPI Suite was designed to integrate with our customers’ existing security and computing infrastructure. We believe that this compatibility may be an appealing feature to corporations, government agencies, transportation departments, school boards, and other public institutions.

IWS EPI Builder.  This is a software developer’s kit (SDK) and a leading secure credential component of identity management and security solutions, providing all aspects of ID functionality from image and biometric capture to the enrollment, issuance and management of secure documents. It contains components which developers or systems integrators can use to support and produce secure credentials including national IDs, passports, International Civil Aviation Office (ICAO)-compliant travel documents, smart cards and driver licenses. IWS EPI Builder enables organizations to develop custom identification solutions or incorporate sophisticated identification capabilities into existing applications including the ability to capture images, biometric and demographic data; enable biometric identification and verification (1:1 and 1:X) as well as support numerous biometric hardware and software vendors. It also enables users to add electronic identification functionality for other applications, including access control, tracking of time and attendance, point of sale transactions, human resource systems, school photography systems, asset management, inventory control, warehouse management, facilities management and card production systems.

IWS EPI PrintFarm.  While it is the last stage of PIV Card Issuance, the PIV smart card printing process is by no means the least important stage.  Production printing of tens of thousands of PIV cards requires a significant investment and a well-engineered system.  The IWS EPI PrintFarm software offers a cost-effective yet high-performance method for high-volume card printing.

IWS PIV Encoder.  PIV smart cards must be programmed with specific mandatory data, digital signatures and programs in order to maintain the interoperability as well as the security features specified for the cards. The IWS PIV Encoder could be considered to be a complex device driver that properly programs the PIV smart cards.  The Encoder interacts with the Card Management System for data payload elements. It interacts with the Certificate Authority to encrypt or sign the PIV smart card data with trusted certificates. Finally, it acts as the application-level device driver to make the specific PIV smart card encoding system properly program the smart card, regardless if the system is a standalone encoding system or one integrated into a card printer.

Law Enforcement and Public Safety

We believe our integrated suite of software products significantly reduces the inefficiencies and expands the capabilities of traditional booking and mug shot systems. Using our products, an agency can create a digital database of thousands of criminal history records, each including one or more full-color facial images, finger and palm prints, biographic text information and images of other distinctive physical features such as scars, marks and tattoos (SMT’s). This database can be quickly searched using text queries, or biometric technology that can compare biometric characteristics of an unknown suspect with those in the database.

Our investigative software products can be used to create, edit and distribute both mug photo and SMT photo lineups of any size.  In addition, electronic mug books display hundreds of images for a witness to review and from which electronic selections are made. The Witness View software component records the viewing of a lineup (mug photo or SMT) detailing the images provided for viewing along with the image or images selected. In addition to a printed report, the Witness View module provides a non-editable executable file (.exe) that may be played on any computer for court exhibit viewing purposes.

Our IWS Law Enforcement solution consists of software modules, which may also be purchased individually. The IWS Law Enforcement Capture and Investigative module make up our booking system and database. Our add-on modules include LiveScan, Facial Recognition, Law Enforcement Web and Witness View as well as the IWS Biometric Engine.

IWS Law Enforcement.  IWS Law Enforcement is a digital booking, identification and investigative solution that enables users to digitally capture, store, search and retrieve images and demographic data including mug shots, fingerprints and scars, marks and tattoos (SMTs). Law enforcement may choose between submitting fingerprint data directly to the State AFIS, FBI criminal repository, or other agencies as required. Additional features and functionality include real-time access to images and data, creating of photo lineups and electronic mug books, and production of identification cards and credentials.  IWS Law Enforcement also uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records/jail management system (RMS/JMS) or an automated fingerprint identification system.

Capture.  This software module allows users to capture and store a variety of images (facial, SMT and others such as evidence photos) as well as biographical text information. Each record includes images and text information in an easy-to-view format made up of fields designed and defined by the individual agency. Current customers of this module range from agencies that capture a few thousand mug shots per year to those that capture hundreds of thousands of mug shots each year.

LiveScan.  This software module is FBI certified which complies with the FBI Integrated Automated Fingerprint Identification System (IAFIS) Image Quality Specifications (IQS) while utilizing FBI certified LiveScan devices from most major vendors. LiveScan allows users to capture single to ten prints and palm data, providing an integrated biometric management solution for both civil and law enforcement use. By adding LiveScan capabilities, law enforcement organizations further enhance the investigative process by providing additional identifiers to identify suspects involved in a crime.  In addition, officers no longer need to travel to multiple booking stations to capture fingerprints and mug shots.  All booking information including images may be located at a central designation and from there routed to the State AFIS or FBI criminal history record repository.

Investigative.  This software module allows users to search the database created with IWS Law Enforcement. Officers can conduct text searches in many fields, including file number, name, alias, distinctive features, and other information such as gang membership and criminal history. The Investigative module creates a catalogue of possible matches, allowing officers or witnesses to save time by looking only at mug shots that closely resemble the description of the suspect. This module can also be used to create a line-up of similar facial images from which a witness may identify the suspect.

Facial Recognition.  This software module uses biometric facial recognition and retrieval technology to help authorities identify possible suspects. Images taken from surveillance videos or photographs can be searched against a digital database of facial images to retrieve any desired number of faces with similar characteristics. This module can also be used at the time of booking to identify persons using multiple aliases. Using biometrics-based technology, the application can search through thousands of facial images in a matter of seconds, reducing the time it would otherwise take a witness to flip through a paper book of facial images that may or may not be similar to the description of the suspect. The Facial Recognition module then creates a selection of possible matches ranked in order of similarity to the suspect, and a percentage confidence level is attributed to each possible match. The application incorporates search engine technology, which we license from various facial recognition algorithm providers.

LE Web.  This software module enables authorized personnel to access and search agency booking records stored in IWS Law Enforcement through a standard Web browser from within the agency’s intranet. This module allows remote access to the IWS Law Enforcement database without requiring the user to be physically connected to the customer’s network. This application requires only that the user have access to the Internet and authorization to access the law enforcement agency’s intranet.

EPI Designer for Law Enforcement.  The EPI Designer for LE software is a design solution created for the IWS Law Enforcement databases based on the IWS EPI Suite program.  This program is integrated with the various IWS databases an agency is utilizing and allows for unique booking/inmate reports, wristbands, photo ID cards, Wanted or BOLO fliers, etc. to be created from the fields of information stored in booking records. Designs can be created in minutes and quickly added to the IWS Law Enforcement system allowing all users with appropriate permissions immediate access to the newly added form.

Maintenance and Customer Support

We offer software and hardware support to our customers. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support. Customer support services typically provide us with annual revenue of 12% to 18% of the initial sales price of the hardware and software purchased by our customers.  For the years ended December 31, 2010 and 2009, maintenance revenues accounted for approximately 45% and 43% of our total revenues, respectively.

Software Customization and Fulfillment

We directly employ computer programmers and also retain independent programmers to develop our software and perform quality control. We provide customers with software that we specifically customize to operate on their existing computer system. We work directly with purchasers of our system to ensure that the system they purchase will meet their unique needs. We configure and test the system either at our facilities or on-site and conduct any customized programming necessary to connect the system with any legacy systems already in place.  We can also provide customers with a complete computer hardware system with our software already installed and configured. In either case, the customer is provided with a complete turnkey solution, which can be used immediately. When we provide our customers with a complete solution including hardware, we use off-the-shelf computers, cameras and other components purchased from other companies such as Dell or Hewlett Packard. Systems are assembled and configured either at our facilities or at the customer’s location.

OUR STRATEGY

Our strategy is to provide patented open-architected identity management solutions including multi-biometric, secure credential and law enforcement technologies that are stand alone, integrated and/or bundled with key partners including channel relationships and large systems integrators such as, United Technology Security, SAIC, GCR, Unisys, HP, IBM and Safran, among others. Key elements of our strategy for growth include the following:

Fully Exploit the Biometrics, Access Control and Identification Markets

The establishment of the Department of Homeland Security coupled with the movement by governments around the world to authenticate the identity of their citizens, employees and contractors has accelerated the adoption of biometric identification systems that can provide secure credentials and instant access to centrally maintained records for real-time verification of identity and access (physical and logical) privileges. Using our products, an organization can create secure credentials that correspond to records including images and biographic data in a digital database. A border guard or customs agent can stop an individual to quickly and accurately verify his identity against a database of authorized persons, and either allow or deny access as required. Our technology is also standards based and applied to facilitate activities such as federal identification mandates while complying with personal identification verification standards (HSPD-12), International Civil Aviation Organization (ICAO) standards, American Association of Motor Vehicle Administrators (AAMVA) driver licenses, voter registration, immigration control and welfare fraud identification.  We believe that these or very similar standards are applicable in markets throughout the world.

With the identity management market growing at a rapid pace, biometric identifiers are becoming recognized and accepted as integral components to the identification process in the public and private sectors.  As biometric technologies (facial recognition, fingerprint, iris, etc.) are adopted, identification systems must be updated to enable their use in the field.  We have built our solutions to enable the incorporation of one or multiple biometrics, which can be associated with a record and stored both in a database and on a card for later retrieval and verification without regard to the specific hardware employed.  We believe the increasing demand for biometric technology will drive demand for our solutions.  Our identity management products are built to accommodate the use of biometrics and meet the demanding requirements across the entire identity life cycle.

Expand Law Enforcement and Public Safety Markets

We intend to use our successful installations with customers such as the Arizona Department of Public Safety, New South Wales Police, and the San Bernardino County Sheriff’s Department as reference accounts and to market IWS Law Enforcement as a superior technological solution. Our recent addition of the LiveScan module and support for local AFIS to our IWS Law Enforcement will enhance its functionality and value to the law enforcement customer as well as increase the potential revenue the Company can generate from a system sale.  We primarily sell directly to the law enforcement community. Our sales strategy is to increase sales to new and existing customers including renewing supporting maintenance agreements. We have also established relationships with large systems integrators such as Sagem Morpho to OEM our law enforcement solution utilizing their worldwide sales force. We will focus our sales efforts in the near term to establish IWS Law Enforcement as the integrated mug shot and LiveScan system adopted in as many countries, states, large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer’s region and in neighboring regions. In addition, we plan to market our integrated investigative modules to the customer, including Facial Recognition, Web and WitnessView. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenues from sales of those modules, will also grow.

New Software as a Service Business Model

With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of its marketing plan, the Company will offer new versions of its product suite on a Software as a Service (“SaaS”) model during 2012.  This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices.

SALES AND MARKETING

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2010 and 2011, we had sales and account representatives based domestically in the District of Columbia, California and internationally in Canada and Mexico. Geographically, our sales and marketing force consisted of seven persons in the United States, one person in Canada and one person in Mexico.

We sell through a direct sales organization, which is supported by technical experts.  Our technical experts are available by telephone and conduct on-site customer presentations in support of our sales professionals.

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

CUSTOMERS

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential  products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. In 2009, two customers accounted for approximately 23%, or $1,412,000 of our revenues.  In 2010, one customer accounted for approximately 31%, or $1,803,000 of our revenues.

COMPETITION

The Law Enforcement and Public Safety Markets

Due to the fragmented nature of the law enforcement and public safety market and the modular nature of our product suite, we face different degrees of competition with respect to each IWS Law Enforcement module. We believe the principal bases on which we compete with respect to all of our products are:

●	the unique ability to integrate our modular products into a complete biometric, LiveScan, imaging and investigative system;

●	our reputation as a reliable systems supplier;

●	the usability and functionality of our products; and

●	the responsiveness, availability and reliability of our customer support.

Our law enforcement product line faces competition from other companies such as DataWorks Plus and Cogent Systems, Inc.  Internationally, there are often a number of local companies offering solutions in most countries.

Secure Credential Market

Due to the breadth of our software offering in the secure credential market space, we face differing degrees of competition in certain market segments. The strength of our competitive position is based upon:

●	our strong brand reputation with a customer base which includes small and medium-sized businesses, Fortune 500 corporations and large government agencies;

●	the ease of integrating our technology into other complex applications; and

●	the leveraged strength that comes from offering customers software tools, packaged solutions and Web-based service applications that support a wide range of hardware peripherals.

Our software faces competition from Datacard Corporation, a privately held manufacturer of hardware, software and consumables for the ID market as well as small, regionally based companies.

Biometric Market

The market to provide biometric systems to the identity management market is evolving and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

●	our ability to provide a system which enables the enrollment, management and authentication of multiple biometrics managing population databases of unlimited sizes;

●	searches can be 1:1 (verification), 1:N (identification) and X:N (investigative); and N:N (database integrity);

●
the system is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, DNA, signature, voice, and 3D face and retina; and

●
we hold five patents covering our core multi-modal biometric and fusion  technology, which we believe will give us a competitive advantage over our direct competitors who have little or no patent protection.

Our multi-biometric product faces competition from French-based Safran, Irish-based Daon, 3M and Aware Inc. none of which have offerings with the scope and flexibility of our IWS Biometric Engine and its companion suite of products or relevant patent protection.

INTELLECTUAL PROPERTY

We rely on trademark, patent, trade secret and copyright laws and confidentiality and license agreements to protect our intellectual property. We have several federally registered trademarks including the trademark ImageWare and IWS Biometric Engine  as well as trademarks for which there are pending trademark registrations with the United States, Canadian and other International Patent & Trademark Offices.  We hold several issued patents and have several other patent applications pending for elements of our products.  We license and depend on intellectual property from third parties for our biometric products and modules, which utilize third party biometric encoding and matching technologies.

We regard our software as proprietary and retain title to and ownership of the software we develop.  We attempt to protect our rights in the software primarily through patents and  trade secrets.  We have not published the source code of most of our software products and require employees and other third parties who have access to the source code and other trade secret information to sign confidentiality agreements acknowledging our ownership and the nature of these materials as our trade secrets.

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

RESEARCH AND DEVELOPMENT

Our research and development team consists of 22 programmers, engineers and other employees as of December 31, 2010 and November 30, 2011. We also contract with outside programmers for specific projects as needed. We spent approximately $2.5 million and $2.4 million on research and development in 2010 and 2009, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

EMPLOYEES

We had a total of 50 full-time employees as of December 31, 2010 and  December 31, 2011. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Risks Related to Our Business and Industry

We have a history of significant recurring losses totaling approximately $103.2 million at December 31, 2010, and these losses may continue in the future.

As of December 31, 2010, we had an accumulated deficit of $103.2 million, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability, and we may never achieve profitability.

Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future.

Our operating results have fluctuated in the past.  These fluctuations in operating results are the consequence of:

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

These factors, some of which are not within our control, will likely continue in the future. To respond to these and other factors, we may need to make business decisions that could result in failure to meet financial expectations. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. Most of our expenses, such as employee compensation, inventory and debt repayment obligations, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our revenue for a particular period were below our expectations, we would not be able to proportionately reduce our operating expenses for that period. Any revenue shortfall would have a disproportionately negative effect on our operating results for the period.

Our current ineligibility to use the Registration Statement on Form S-3 may affect our ability to finance our working capital requirements for the next twelve months.

As a result of the fact that we have not been able to remain current with our periodic filings with the SEC we have been ineligible to register shares of our common stock on the SEC’s short-form registration statement, Form S-3. Certain investors, for whom the ability to resell their shares relatively soon after they acquire them is important, may only be willing to participate in private financings by us if we can register their shares using a Form S-3.  Therefore, our ineligibility to use Form S-3 could limit our ability to raise additional capital for at least the next 12 months or such longer period that we are ineligible to use the Form S-3.

We have experienced significant delays, and may continue to experience delays in the filing of our periodic reportswith the SEC, which could have a material adverse effect on us.

We have experienced significant delays in filing our restated financial statements for the quarters ended March 31 and June 30, 2009 and our financial statements for subsequent fiscal periods to date, including the filing of this Annual Report for the fiscal years ended December 31, 2009 and 2010. We are also required to file, but have not filed, Quarterly Reports on Form 10-Q for each of the interim periods of fiscal 2011.  The delay in filing periodic reports with the SEC has been a factor in our ability to attract financing, and therefore execute our business plan.  Continued delays in the filing of our periodic reports with the SEC could adversely affect our business, results of operations, financial condition and cash flows.

We depend upon a small number of large system sales ranging from $100,000 to in excess of $2,000,000 and we may fail to achieve one or more large system sales in the future.

Historically, we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $100,000 to $2,000,000. If we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts and investors, in which case the market price of our common stock may decrease significantly.

Our lengthy sales cycle may cause us to expend significant resources for as long as one year in anticipation of a sale to certain customers, yet we still may fail to complete the sale.

When considering the purchase of a large computerized identity management system, potential customers of ours may take as long as eighteen months to evaluate different systems and obtain approval for the purchase. Under these circumstances, if we fail to complete a sale, we will have expended significant resources and received no revenue in return. Generally, customers consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with their current systems, product reliability and their own budgetary constraints. While potential customers are evaluating our products, we may incur substantial selling costs and expend significant management resources in an effort to accomplish potential sales that may never occur. In times of economic recession, our potential customers may be unwilling or unable to commit resources to the purchase of new and costly systems.

A significant number of our customers and potential customers are government agencies that are subject to unique political and budgetary constraints and have special contracting requirements, which may affect our ability to obtain new and retain current government customers.

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

Our success depends significantly on our ability to protect our rights to the technologies used in our products. We rely on patent protection, trade secrets, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, we cannot be assured that any of our current and future pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office (“PTO”) may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the claims included in our patents.

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

Risks Related to Our Securities

Our common stock is no longer listed on the AMEX or the Over-the-Counter Bulletin Board and is now traded on the OTC Pink Sheets.

In May of 2008 the AMEX removed the Company’s common stock from being listed on their exchange as we failed to comply with AMEX’s continued listing standards.  In December of 2008 our common stock was removed from being quoted on the Over-the-Counter Bulletin Board as we failed to timely file required reports with the SEC.  As of the end of the third quarter of 2008 we were faced with limited funds for operations and were compelled to suspend SEC filings and the associated costs until such time as we had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements.   There is no assurance that we will be able to attain compliance with SEC filing requirements in the future, and if we are able to attain compliance, there is no assurance we will be able to maintain compliance.  If we are not able to attain and maintain compliance with SEC reporting requirements for the minimum required periods, we will not be eligible for re-listing on the OTC markets or other exchanges.

The holders of our preferred stock have certain rights and privileges that are senior to our common stock, and we may issue additional shares of preferred stock without stockholder approval that could have a material adverse effect on the market value of the common stock.

Our Board of Directors (“Board”) has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. As of December 31, 2010, we had three series of preferred stock outstanding, Series B Preferred Stock (“Series B Preferred”), Series C 8% Convertible Preferred Stock (“Series C Preferred”) and Series D 8% Convertible Preferred Stock (“Series D Preferred”).   As a result of the consummation of the Qualified Financing, on December 20, 2011, our Series C Preferred and Series D Preferred automatically converted into shares of our common stock.

The provisions of our Series B Preferred prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series B Preferred will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends.  Pursuant to the terms of our Series B Preferred we are obligated to pay cumulative cash dividends on shares of Series B Preferred from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock. As of December 31, 2010, we had cumulative undeclared dividends on the Series B Preferred of approximately $136,000.

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

Some specific factors that may have a significant effect on our common stock market price include:

           ●           actual or anticipated fluctuations in our operating results or future prospects;

           ●           our announcements or our competitors’ announcements of new products;

           ●           the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

           ●           strategic actions by us or our competitors, such as acquisitions or restructurings;

           ●           new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

           ●           changes in accounting standards, policies, guidance, interpretations or principles;

           ●           changes in our growth rates or our competitors’ growth rates;

           ●           developments regarding our patents or proprietary rights or those of our competitors;

           ●           our inability to raise additional capital as needed;

           ●           substantial sales of common stock underlying warrants and preferred stock;

           ●           concern as to the efficacy of our products;

           ●           changes in financial markets or general economic conditions;

           ●           sales of common stock by us or members of our management team; and

●	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally.

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

The sale of our common stock upon exercise of certain registration rights previously granted in connection with past unregistered offerings may adversely affect the price of our common stock.

We have agreed to register with the SEC certain shares of our common stock, which we issued in unregistered offerings, including shares of common stock issued upon exercise of certain warrants and shares issued in connection with the Qualified Financing.  Immediately following registration, these shares may be freely sold in the open market, subject to trading restrictions to which our affiliates holding the shares may be subject from time to time. We expect that we also will be required to register any securities sold in future private financings. Additionally, the number of shares of our common stock underlying issued and outstanding warrants and preferred stock registered under prior registration statements, many of which are now available for resale under Rule 144 of the Securities Act, is substantial and sales of such underlying stock could cause significant dilution.  The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

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

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of our Series B Preferred directly limit our ability to pay cash dividends on our common stock.

ITEM IB.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
As of December 31, 2010 our corporate headquarters were located in San Diego, California where we occupied approximately 5,134 square feet of office space. This facility is leased for a thirty-six month term at a cost of approximately $4,492 per month, rising to $9,254 per month in January of 2011.   We occupy 6,768 square feet in Ottawa, Province of Ontario, Canada. These premises are leased until September 2013, at a cost of approximately $6,768 CAD per month. As of December 31, 2010 we also occupied 6,024 square feet of office space in Portland, Oregon at a cost of approximately $11,375 per month and continues through October 2012, and as of December 31, 2011 we occupy approximately 190 square feet of office space in Mexico City, Mexico.  Our lease for this facility is for an indefinite term at a cost of approximately $1,300 per month.

ITEM 3.	LEGAL PROCEEDINGS
We are periodically engaged in litigation in the ordinary course of business and do not believe that any of such litigation is material to our ongoing operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our common stock is quoted under the symbol “IWSY” on the OTC Pink Sheets.

The following table sets forth the high and low sales prices per share for our common stock for each quarter in 2010 and 2009:

2010 Fiscal Quarters	High	Low
First Quarter	$0.99	$0.73
Second Quarter	$0.92	$0.46
Third Quarter	$0.60	$0.27
Fourth Quarter	$0.98	$0.30

2009 Fiscal Quarters	High	Low
First Quarter	$0.30	$0.14
Second Quarter	$0.69	$0.20
Third Quarter	$0.95	$0.45
Fourth Quarter	$0.88	$0.60

There is no public trading market for our preferred stock.

Holders

As of December 1, 2011, there were approximately 1,400 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We are obligated to pay cumulative cash dividends on shares of Series B Preferred from legally available funds at the annual rate of $0.2125 per share, payable in two semi-annual installments of $0.10625 each, which cumulative dividends must be paid prior to payment of any dividend on our common stock.

As of December 31, 2010, the Company had cumulative undeclared dividends of approximately $136,000 relating to our Series B Preferred, approximately $756,000 relating to our Series C Preferred, and approximately $575,000 relating to our Series D Preferred.  As a result of the consummation of the Qualified Financing, as of December 20, 2011, the Series C Preferred and Series D Preferred, including accrued but unpaid dividends, were converted into 11,768,525 shares of our common stock.

Repurchases

We did not repurchase any shares of our common stock during fiscal 2010 or 2009.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 12 of this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and in the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Recent Developments

New Software as a Service Business Model.

With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of its marketing plan, the Company will offer new versions of its product suite on a Software as a Service (“SaaS”) model during 2012.  This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices.

Additional Intellectual Property.

The Company is a pioneer in inventing the technology of using multi-biometrics on a seamless and integrated platform, in addition to “fusing” multiple biometrics into a common or fused score for greater reliability in authenticating identity. The Company believes it has the foundational patents on the use of multiple biometrics and fusing on such a platform and continues to be an IP leader in the space. It is the Company’s belief that this intellectual property leadership will create a sustainable competitive advantage.  In addition to its eight issued U.S. and foreign patents, the Company recently filed three new patent applications surrounding new “Anonymous Matching” technologies.  These technologies will allow biometric matching for identity verification while protecting the privacy of an individual.  It is the Company’s belief that such technology will be critical to providing biometric management solutions for the consumer market where privacy protection has been a historical issue and barrier to biometric adoption.

Consummation of Financing.

On December 20, 2011, the Company consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, the Company issued 20.0 million shares of its common stock (the “Shares”), and warrants to purchase 12,207,500 shares of its common stock exercisable for $0.50 per share (“Warrants”).  The Warrants expire five years from the date of grant.   As a result of the Qualified Financing, the Company’s Series C 8% Convertible Preferred Stock (“Series C Preferred”) and Series D 8% Convertible Preferred Stock (“Series D Preferred”) was automatically converted into 11,768,525 shares of common stock.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of the Company's existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of the Company’s common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.  The Company is obligated to file a registration statement with the Securities and Exchange Commission on or before February 20, 2012 to register for resale the Shares and the common stock issuable upon exercise of the Warrants.

The net proceeds from the Qualified Financing, approximately $9.2 million, will be used for (i) the customization of identity management products for enterprise and consumer applications; (ii) further development of intellectual property; (iii) development of SaaS capabilities for existing products; (iv) the payment of $1.5 million principal amount of convertible promissory notes; and (v) for working capital and general corporate purposes.

Overview

The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity.   Our “flagship” product is our patented IWS Biometric Engine®.  Scalable for small city business or worldwide deployment, our Biometric Engine is a multi-biometric software platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  It allows a user to utilize one or more biometrics on a seamlessly integrated platform. Our products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. Our products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. We also provide comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or Internet sites.  Biometric technology is now an integral part of all markets we address and all of our products are integrated into the IWS Biometric Engine.

While we have historically marketed our products to the government market at the federal, state and local levels, the emergence of cloud based computing - a mobile market that demands increased security and interoperable systems, and the proven success of our products in the government market, will enable us to enlarge our target market focus to include the emerging consumer and non-government enterprise marketplace.

Our biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing, identifying and verifying the identities of people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government (federal, state and local), law enforcement, commercial enterprises, and transportation and aviation markets for identification and verification purposes. Our IWS Biometric Engine is a patented biometric identity management software platform for multi-biometric enrollment, management and authentication, managing population databases of virtually unlimited sizes. It is hardware agnostic and can utilize different types of biometric algorithms.  It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform.  It is also offered as a Software Development Kit (SDK) based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications.  The IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents.

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and other biometrics as well as criminal history records on a stand-alone, networked, wireless or Web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of five software modules: Capture and Investigative modules, which provide a criminal booking system with related databases as well as the ability to create and print mug photo/SMT image lineups and electronic mugbooks; a Facial Recognition module, which uses biometric facial recognition to identify suspects; a Web module, which provides access to centrally stored records over the Internet in a connected or wireless fashion; and a LiveScan module, which incorporates LiveScan capabilities into IWS Law Enforcement providing integrated fingerprint and palm print biometric management for civil and law enforcement use.  The IWS Biometric Engine is also available to our law enforcement clients and allows them to capture and search using other biometrics such as iris or DNA.

Our secure credential solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging and biometrics in the production of photo identification cards, credentials and identification systems. Our products in this market consist of IWS EPI Suite and IWS EPI Builder (SDK).  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine to our secure credential product line.

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

Significant estimates include the allowance for doubtful accounts receivable, calculation of the Company’s tax provision, inventory obsolescence reserve, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value of derivative liabilities and revenue and cost of revenues recognized under the percentage of completion method.

The following are our critical accounting policies because we believe they are both important to the portrayal of our financial condition and results of operations and require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page F-13.

Revenue Recognition.  Our revenue recognition policy is significant because our revenue is a key component of our consolidated results of operations. We recognize revenue from the following major revenue sources:

           ●           Long-term fixed-price contracts involving significant customization

           ●           Fixed-price contracts involving minimal customization;

           ●           Software licensing;

           ●           Sales of computer hardware and identification media; and

           ●           Post contract customer support (PCS)

The Company’s revenue recognition policies are consistent with U.S. GAAP including ASC 985-605, “Software Revenue Recognition”, ASC 605-35 “Revenue Recognition, Construction-Type and Production-Type Contracts”, “Securities and Exchange Commission Staff Accounting Bulletin 104, and ASC 605-25 “Revenue Recognition, Multiple Element Arrangements”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

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

For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-9.

Allowance for Doubtful Accounts.  We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay.  We determine the amount of allowance by analyzing historical losses, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $239,000, net of allowance for doubtful accounts of $5,000 at December 31, 2010.  Our accounts receivable balance was $627,000, net of allowance for doubtful accounts of $15,000 at December 31, 2009.

Valuation of Goodwill, Other Intangible and Long-Lived Assets.  The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other”. In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 and intangible assets with an indefinite life are analyzed for impairment under ASC 360. In accordance with ASC 350, goodwill, or the excess of cost over fair value of net assets acquired, is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company’s reporting unit is at the entity level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values.

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

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. In 2006, the Company determined that its only reporting unit is Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired as of December 31, 2010 and 2009.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

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

Goodwill and other net intangible assets amounted to approximately $3,494,000 at December 31, 2010.

        Stock-Based Compensation.  At December 31, 2010, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in selling, general and expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.  Stock-based compensation expense related to equity options was approximately $243,000 and $246,000 for the twelve month ended December 31, 2010 and 2009, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2010 and 2009, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations range from 64% to 119%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110.  The expected term used by the Company as computed by this method range from 5.5 years to 6.1 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations range from 4.1% to 4.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of approximately 10% for corporate officers, 4% for members of the Board of Directors and 6% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

        Income Taxes. The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, (ASC 740). Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740-10 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

We recognize and measure uncertain tax positions in accordance with U.S.GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Any tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. U.S. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our analysis of income tax reserves reflects the most likely outcome. We adjust these reserves, if any, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

In June 2010, the Company was notified that the Canada Revenue Agency (“CRA”) has proposed certain significant adjustments to the Company’s transfer pricing tax position for the years 2001 through 2008.  Management evaluated those proposed adjustments and in July 2010 filed a formal notice of appeal.  In 2011, the Company was notified that certain significant portions of the Company’s appeal had been accepted by the CRA.  As a result of appeal, the Company has recorded a tax provision of approximately $126,000 and $0 for the years ended 2010 and 2009, respectively.

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. No assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals.  The Company adjusts these items in light of changing facts and circumstances.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Fair-Value Measurements. The Company accounts for fair value measurements in accordance with ASC Topic No. 820, Fair Value Measurements and Disclosures, (ASC 820) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC 820 were adopted on January 1, 2008. In February 2008, ASC 820-10 delayed the effective date of fair value measurement and disclosure for  nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of ASC 820-10 were effective for the Company’s fiscal year beginning January 1, 2009.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

Derivative Financial Instruments

        The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

        The Company reviews the terms of the common and preferred stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

        Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

        The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Comparison of Results for Fiscal Years Ended December 31, 2010 and 2009

Product Revenues.

	Years Ended December 31,
Net Product Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,882	$2,307	$(425)	(18)%
Percentage of total net product revenue	59%	67%
Hardware and consumables	$381	$230	$151	66%
Percentage of total net product revenue	12%	7%
Services	$929	$893	$36	4%
Percentage of total net product revenue	29%	26%
Total net product revenues	$3,192	$3,430	$(238)	(7)%

Software and royalty revenues decreased 18% or $425,000 during the year ended December 31, 2010 as compared to the corresponding period in 2009.  The decrease is due primarily to lower sales of our boxed identity management software sold through our distribution channel of approximately $270,000 combined with lower law enforcement project-oriented revenues of approximately $166,000.

Revenues from the sale of hardware and consumables increased 66% or $151,000 during the year ended December 31, 2010 as compared to the corresponding period in 2009.  The increase reflects higher levels of hardware and consumables generated from project solutions.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues increased approximately $36,000 during the year ended December 31, 2010 as compared to the corresponding period in 2009 due to higher service revenues being generated from software integration of our Biometric Engine and PIV products into project solutions.   We expect service revenues to continue to be a significant component of our revenues through our implementation of large-scale high-end installations.

       We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, and while no assurances can be given, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives.

Maintenance Revenues.

	Years Ended December 31,
Net Maintenance Revenues	2010	2009	$ Change	% Change
(dollars in thousands)
Maintenance Revenues	$2,619	$2,599	$20	1%

The increase in maintenance revenues reflects higher maintenance revenues from of our Identification Products of approximately $58,000 during the year ended December 31, 2010 as compared to the comparable period of 2009, offset by a decrease in law enforcement maintenance revenues of approximately $38,000.  The increase in maintenance revenues from our Identification products is due to our expanding installed base of this product suite. The decrease in maintenance revenues from our law enforcement products reflects the expiration of certain maintenance contracts.  While no assurances can be given, we expect maintenance revenues to increase in 2011 due to the expansion of our installed base resulting from the completion of significant project-oriented work during the 2011 fiscal year.

We anticipate the growth of our maintenance revenues through the retention of existing customers combined with the expansion of installed base combined resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

            Cost of Product Revenues.

	Years Ended December 31,
Cost of Product Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$266	$310	$(44)	(14)%
Percentage of software and royalty product revenue	14%	13%
Hardware and consumables	$289	$228	$61	27%
Percentage of hardware and consumables product revenue	76%	99%
Services	$504	$627	$(123)	(20)%
Percentage of services product revenue	54%	70%
Total cost of product revenues	$1,059	$1,165	$(106)	(9)%
Percentage of total product revenues	33%	34%

The cost of software and royalty product revenue decreased 14% or $44,000 during the year ended December 31, 2010 as compared to the corresponding period in 2009.  This decrease is reflective of lower software and royalty product revenues of approximately $425,000 during the year ended December 31, 2010 as compared to the corresponding period in 2009. Costs of products can vary as a percentage of product revenue from period to period depending upon the level of software customization and third party software license content included in product sales during a given period.

The increase in the cost of product revenues for our hardware and consumable sales of $61,000 for the year ended December 31, 2010 as compared to the corresponding period in 2009 reflects the increase in hardware and consumable revenues of approximately $151,000 for the year ended December 31, 2010 as compared to the comparable period in 2009.

Costs of service revenues decreased $123,000 for the year ended December 31, 2010 as compared to the corresponding period in 2009.  This decrease is due primarily to the year ended December 31, 2009 containing integration costs of our identity management products into project solutions in excess of revenues generated on certain contracts.

Cost of Maintenance Revenues.

	Years Ended December 31,
Cost of Maintenance Revenues	2010	2009	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenues	$938	$814	$124	15%
Percentage of total maintenance revenues	36%	31%

Costs of maintenance revenues as a percentage of maintenance revenues increased to 36% during the year ended December 31, 2010 from 31% for the corresponding period in 2009.  This increase is due primarily to higher identification labor costs incurred to perform maintenance requirements on completed large-scale identity management projects.

Product Gross Profit.

	Years Ended December 31,
Product Gross Profit	2010	2009	$ Change	% Change
(dollars in thousands)
Software and royalties	$1,616	$1,997	$(381)	(19)%
Percentage of software and royalty product revenue	86%	87%
Hardware and consumables	$92	$2	$90	4,500%
Percentage of hardware and consumables product revenue	24%	1%
Services	$425	$266	$159	60%
Percentage of services product revenue	46%	30%
Total product gross profit	$2,133	$2,265	$(132)	(6)%
Percentage of total product revenues	67%	66%

Software and royalty gross profit decreased by 19% or approximately $381,000 for the year ended December 31, 2010 from the corresponding period in 2009.  The decrease is principally due to lower software and royalty product revenues of approximately $425,000 in the 2010 period.  Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware and consumable gross profit increased approximately $90,000 due primarily to higher hardware and consumable revenues of $151,000 during the year ended December 31, 2010 as compared to the corresponding period in 2009.

The increase in services gross profit is comprised of higher service revenues of approximately $36,000 during the year ended December 31, 2010 as compared to the corresponding period in 2009, combined with lower cost of service revenues of approximately $123,000 during the year ended December 31, 2010 as compared to the corresponding period in 2009.  The decrease in the cost of service revenues of $123,000 is due primarily to the 2009-year containing integration costs of our identity management products into project solutions in excess of revenues generated on certain contracts.

Maintenance Gross Profit.

	Years Ended December 31,
Maintenance Gross Profit	2010	2009	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,681	$1,785	$(104)	(6)%
Percentage of total maintenance revenues	64%	69%

Gross margins related to maintenance revenues decreased despite higher maintenance revenues of approximately $20,000 due to higher maintenance cost of revenues of approximately $124,000.  This increase in costs is due primarily to higher labor costs incurred to perform maintenance requirements on completed large-scale identity management projects.

Operating Expenses.

	Years Ended December 31,
Operating Expenses	2010	2009	$ Change	% Change
(dollars in thousands)

General and administrative	$2,546	$2,433	$113	5%
Percentage of total net revenue	44%	40%
Sales and marketing	$1,528	$1,705	$(177)	(10)%
Percentage of total net revenue	26%	28%
Research and development	$2,531	$2,367	$164	7%
Percentage of total net revenue	44%	39%
Depreciation and amortization	$50	$98	$(48)	(49)%
Percentage of total net revenue	1%	2%

General and Administrative Expenses.   General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The increase of $113,000 is comprised of the following major components:

•	Increase in stock-based compensation expense of approximately $14,000 due to an increase in the issuance of stock options and restricted stock grants in 2010.

•	Increase in professional services of approximately $317,000.

•	Decrease in occupancy and insurance related expenses of approximately $61,000.

•	Decrease in compensation and related fringe benefits of approximately $197,000 due to lower headcounts and the implementation of mandatory furlough days to reduce costs.

•	Increase in licenses, dues, miscellaneous financing charges and travel of approximately $40,000.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to gradually decrease our level of general and administrative expenses expressed as a percentage of total revenues.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales force.   Selling and marketing expenses decreased in 2010 by approximately $177,000.  Major components of this change are:

•	Decrease in salaries and personnel costs of approximately $48,000 due to reductions in headcount and the implementation of mandatory furlough days to reduce costs.

•              Decrease in stock-based compensation expense of approximately $20,000.

•              Increase in costs of $48,000 related to our Mexico City sales office.

•	Decrease in professional services of approximately $157,000.

We anticipate that the level of expenses incurred for sales and marketing during the year ended December 31, 2011 will increase as we pursue large project solution opportunities.

Research and Development Expenses.  Research and development costs consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work.

Research and development expenses were approximately $2,531,000 and $2,367,000 during the years ended December 31, 2010 and 2009, respectively.  Such expenses increased 7% or approximately $164,000 for the year ended December 31, 2010 as compared to the corresponding period in 2009.  The increase reflects personnel increases in the United States partially offset by personnel decreases in Canada resulting in a net increase in salaries and employee benefit expense of approximately $235,000.  Stock compensation expense increased by approximately $3,000.  These increases were offset by decreases in facilities related expenses of $47,000.  Travel expenditures decreased by $16,000 and contractor expenses decreased by $11,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization.  During the year ended December 31, 2010, depreciation and amortization expense decreased 49% or $48,000 as compared to the corresponding period in 2009. This decrease reflects the limitations placed on acquiring new equipment in 2010 and 2009.

Interest Expense, Net.  For the year ended December 31, 2010, we recognized interest income of $0 and interest expense of $1,123,000. For the year ended December 31, 2009, we recognized interest income of $0 and interest expense of $743,000.

Interest expense for the year ended December 31, 2010 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $370,000.

•	Accretion of note discount and debt issuance costs to interest expense of approximately $674,000.

•	Other interest expense of approximately $79,000.

Interest expense for the year ended December 31, 2009 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $115,000.

•	Accretion of note discount and debt issuance costs to interest expense of approximately $363,000.

•	Amortization of deferred financing fees to interest expense of approximately $26,000.

•	Interest expense of approximately $175,000 related to liquidated damages accrued pursuant to a registration payment arrangement.

•	Fair value of warrants issued to related party convertible note holders in consideration for wavier of default of approximately $51,000.

•	Other interest expense of approximately $12,000

Financing Expense.  For the year ended December 31, 2010, we recognized financing expenses of $0 as compared to $1,373,000 for the corresponding period in 2009. In July 2009 and ending in early August 2009, we undertook a series warrant financing whereby we received cash proceeds of approximately $1,370,000 from the exercise of 2,401,075 warrants.  The warrants were originally issued in various previous private placement financings.  In conjunction with this financing, we issued to such warrant holders a total of 2,401,075 additional warrants: 2,135,795 five year warrants with an exercise price of $0.50 and 265,280 five year warrants with an exercise price of $1.00 to incentivize the warrants holders to exercise their warrants.  Additionally, we agreed to reprice 200,000 warrants from an existing exercise price of $1.67 to $0.50 to incentivize this warrant holder to exercise. We recorded the issuance of the additional warrants as a financing expense equal to the fair value of the warrants issued using the Black-Scholes option-pricing model.  We recorded the repricing of the warrants as a modification equal to the difference in fair value immediately before and after the modification using the Black Scholes option-pricing model.  The issuance of the additional warrants and the repricing of the warrants resulted in financing expense of approximately $1,373,000 during the year ended December 31, 2009.

Change in Fair Value of Derivative Liabilities. For the year ended December 31, 2010, we recognized a non-cash expense of $738,000 compared to $6,327,000 for the corresponding period in 2009 due to implementation of ASC 815 effective January 1, 2009.  Such expense is related to the change in fair value of the Company’s Derivative Liabilities. The Derivative Liabilities were revalued using available market information and commonly accepted fair value methodologies.

Change in Fair Value of Financing Obligation. For the year ended 2010, we recognized non-cash income of $551,000 compared to non-cash expense of $1,335,000 for the corresponding period of 2009 related to the change in fair value of the Company’s financing obligation. For the year ended 2010, such income is related to the change in fair value of the Company’s variable component of the financing obligation of approximately $695,000 offset by the accretion of the fixed component of the financing obligation of approximately $144,000. For the year December 31, 2009, such expense is related to the change in fair value of the Company’s variable component of the financing obligation of approximately $1,079,000 and the accretion of the fixed component of the financing obligation of approximately $256,000. The variable component of the financing obligation was revalued using available market information and commonly accepted valuation methodologies.

Other Expense (Income), Net.  For the year ended December 31, 2010, we recognized other income of $330,000 and other expense of $2,000.  For the year ended December 31, 2009, we recognized other income of $473,000 and other expense of $28,000.  Other income for the year ended December 31, 2010 is comprised of approximately $280,000 from the reduction of previously accrued liquidated damages due to the expiration of the statue of limitations; $10,000 for the application of forfeiture account balances of the Company’s 401(k) plan against the accrued employer match; $5,000 from the reduction of the allowance for doubtful accounts; $10,000 from the write-off of certain long-outstanding trade accounts payable; and $25,000 in income on previously derecognized accounts receivables offset by $2,000 in losses on the disposal of certain fixed assets. Other income for the year ended December 31, 2009 is comprised of approximately $454,000 from the negotiated settlement of certain trade accounts payable at amounts less than their carrying value, $13,000 in reductions to the allowance for doubtful accounts, $6,000 in insurance reimbursements offset by other expense of $28,000 related to adjustments to previously established exit activity reserved related to the closure of our German sales office.

Income Tax Expense.  During the year ended December 31, 2010, we recorded a provision for income taxes of $126,000 as compared to $0 during the year ended December 31, 2009.

   During the year ended December 31, 2010, our provision for income taxes of $126,000 related to taxes on income generated in certain foreign jurisdictions.

   We have incurred consolidated pre-tax losses during the years ended December 31, 2010 and 2009, and have incurred operating losses in all periods prior to 2009. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $411,000 and total current liabilities of $4,407,000, or negative working capital of $3,996,000. At December 31, 2010 and 2009, we had available cash of $103,000 and $342,000, respectively.

Operating Activities

Net cash used in operating activities was $2,070,000 during the year ended December 31, 2010 as compared to  $2,874,000 for the corresponding period in 2009.  We used cash to fund net losses of $2,720,000, excluding non-cash expenses (depreciation, amortization, change in fair value of additional financing obligation and derivative liabilities, amortization of debt discount, stock-based compensation, loss on debt modification and financing expense incurred from the issuance of derivative instruments) of $2,329,000 for the year ended December 31, 2010.  We used cash to fund net losses of $1,830,000, excluding non-cash expenses (depreciation, amortization, change in fair value of additional financing obligation and derivative liabilities, amortization of debt discount, stock-based compensation, loss on debt modification and financing expense incurred from the issuance of derivative instruments) of $10,806,000 for the year ended December 31, 2009. For the year ended December 31, 2010 we generated cash of $617,000 through reductions in current assets and generated cash of $34,000 through increases in current liabilities (excluding debt). For the year ended December 31, 2009, we used cash of $222,000 from increases in current assets and used cash of $822,000 through decreases in current liabilities (excluding debt).

Investing Activities

For the years ended December 31, 2010 and 2009, we used cash of $13,000 and $16,000, respectively, to fund capital expenditures of computer equipment and software and furniture and fixtures. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.

Financing Activities

Net cash provided by financing activities was $1,820,000 for the year ended December 31, 2010. We generated cash of $5,750,000 from our issuance of convertible notes payable with warrants.  We also generated cash of $500,000 from our issuance of common stock pursuant to warrant exercises.  In 2010, we used cash of $4,430,000 for the repayment of our secured notes payable.  Net cash provided by financing activities was $3,191,000 for the year ended December 31, 2009. We generated cash of $2,325,000 from our issuance of secured notes payable.  We also generated cash of $1,370,000 from our issuance of common stock pursuant to warrant exercises.  In 2009, we used cash of $350,000 to repay notes a portion of our secured notes payable and incurred financing related expenses of $154,000.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt and operating and capital leases, all of which are currently expected to be funded through existing working capital. Aside from these recurring operating expenses, we expect to incur approximately $100,000 in capital expenditures in fiscal 2011.

During the first three quarters of fiscal 2011, we were faced with limited funds for operations. As a result, we took measures to reduce our operating costs. As a result of the consummation of the Qualified Financing in December 2011 we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening of the credit markets, general economic conditions, our SEC filing delinquencies and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

Quarter-Over-Quarter Comparisons

The following tables set forth condensed unaudited statement of operations for each of the six quarters beginning January 1, 2009 and ended September 30, 2010. The following quarterly information is intended to supplement our discussion and analysis of the results of operations provided above and should be read in conjunction with such discussion and our audited financial statements and the notes included elsewhere in this Annual Report.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended
	March 31	June 30	Sept. 30	March 31	June 30	Sept. 30
	2009	2009	2009	2010	2010	2010
Revenues:
Product	$675	$999	$241	$1,360	$511	$769
Maintenance	638	646	659	668	640	653
	1,313	1,645	900	2,028	1,151	1,422
Cost of revenues:
Product	284	317	167	528	144	249
Maintenance	209	199	201	247	254	198

Gross profit	820	1,129	532	1,253	753	975

Operating expenses:
General and administrative	609	595	555	697	680	512
Sales and marketing	429	451	376	392	381	385
Research and development	587	553	582	697	666	576
Depreciation and amortization	33	30	19	14	12	13
	1,658	1,629	1,532	1,800	1,739	1,486

Loss from operations	(838)	(500)	(1,000)	(547)	(986)	(511)

Interest expense, net	102	180	212	242	334	60
Change in fair value of financing obligation	152	450	438	229	(744)	(38)
Change in fair value of derivative liabilities	(748)	5,179	756	477	(4,154)	(506)
Loss on debt modification	-	750	-	-	-	1,100
Financing expense	-	-	1,371	-	-	-
Other income, net	(11)	(11)	(124)	(17)	(284)	(12)

Income (loss) from operations before income taxes	(333)	(7,048)	(3,653)	(1,478)	3,862	(1,115)

Income tax expense	-	-	-	-	197	2
Income (loss) from operations	(333)	(7,048)	(3,653)	(1,478)	3,665	(1,117)

Net income (loss)	$(333)	$(7,048)	$(3,653)	$(1,478)	$3,665	$(1,117)
Preferred dividends	(99)	(100)	(101)	(99	(98)	(99)
Net income (loss) available to common shareholders	$(432)	$(7,148)	$(3,754)	$(1,577)	$3,567	$(1,216)

Basic and diluted income (loss) per common share - see note 2
Income (loss) from operations	$(0.02)	$(0.39)	$(0.18)	$(0.07)	$0.16	$(0.05)
Preferred dividends	-	(0.01)	(0.01)	-	-	-
Basic and diluted income (loss) per common shareavailable to common shareholders	$(0.02)	$(0.40)	$(0.19)	$(0.07)	$0.16 (1)	$(0.05)

(1) For the quarter ended June 30, 2010, amount presented is only basic loss per share.

Restatement of Financial Statements for the Three Months Ended March 31, 2009

The Company has restated its previously issued consolidated financial statements as of and for the three months ended March 31, 2009 to reflect the Company’s adoption of ASC 815 which significantly changes how the Company accounts for derivative liabilities and related gains and losses from the change in fair value of these derivative liabilities.

Beginning January 1, 2009, the Company is required to account for the embedded derivative related to the conversion feature in its Series C Preferred and Series D Preferred and certain warrants as derivative liabilities (collectively the “Derivative Liabilities”).  The Company is required to mark to market at the end of each reporting period the value of the Derivative Liabilities.  The Company revalues these Derivative Liabilities at the end of each reporting period by using available market information and commonly accepted valuation methodologies.  The periodic change in value of the Derivative Liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values of will be the value of the Company’s common stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

The Company’s Series C Preferred and Series D Preferred and certain warrants contain anti-dilution provisions which results in these instruments no longer being deemed to be indexed to the Company’s own stock.  As a result of the restatement, amounts previously classified in equity were reclassified to liabilities as of January 1, 2009.  For each subsequent reporting quarter, the value of the Derivative Liabilities was revalued using available market information and commonly accepted valuation methodologies. The cumulative effect of the adoption of ASC 815 as of January 1, 2009 was a decrease in additional paid in capital of $5,836,000, a decrease in accumulated deficit of $1,709,000 and an increase in Derivative Liabilities of $4,127,000.  The resulting impact of this accounting change as of and for the three months ended March 31, 2009 is an increase in note discount of $288,000, a decrease in the Company’s net loss available to common shareholders of $715,000, a decrease in additional paid-in capital of $241,000, a decrease in accumulated deficit of $715,000 and a decrease in Derivative Liabilities of $186,000.

The revisions relate to non-operating and non-cash items as of and for the three months ended March 31, 2009.  ASC 815 did not impact the Company’s consolidated financial statements for periods ended December 31, 2008 or earlier.

The following table summarizes the effect of the restated adjustments on amounts previously reported as of, and for the quarter ended March 31 2009 (in thousands, except share and per share amounts):
	As Previously			As
($ in thousands)	Reported	Adjustments		Restated
Total assets	$5,340	$-		$5,340

Total current liabilities	$5,111	$-		$5,111

Secured note payable, net of discount	485	(321)	(2)	316
		119	(5)
		33	(4)

Additional financing obligation, net of discount	440	(119)	(5)	321
Derivative liabilities	-	4,127	(1)	3,941
		562	(2)
		(748)	(3)
Pension obligation	1,073	-		1,073

Total liabilities	7,109	3,653		10,762

Stockholders' equity

Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock	2	-		2
Series C convertible non-redeemable preferred stock	-	-		-
Series D convertible non-redeemable preferred stock	-	-		-

Common stock	180	-		180

Additional paid in capital	86,316	(5,836)	(1)	80,239
		(241)	(2)
Treasury Stock	(64)			(64)
Accumulated other comprehensive income	46			46

Accumulated deficit	(88,249)	748	(3)	(85,824)
		(33)	(4)
		1,709	(1)
Total Shareholders' deficit	(1,769)	(3,653)		(5,422)

Total Liabilities and Shareholders' Deficit	$5,340	$-		$5,340

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended March 31, 2009 is set forth in the following table:
	As Previously			As
($ in thousands)	Reported	Adjustments		Restated
Loss from operations	$(838)	$-		$(838)

Interest expense, net	131	29	(4)(6)	102
Change in fair value of financing obligation	90	62	(6)	152
Other income, net	(11)	-		(11)
Change in fair value of derivative liabilities	-	(748)	(3)	(748)

Net loss	(1,048)	715		(333)

Preferred dividends	(99)	-		(99)
Beneficial conversion feature on preferred stocks	-	-		-
Net loss available to common shareholders	$(1,147)	$715		$(432)

Basic and diluted loss per common share
Continuing operations	$(0.06)	$0.04		$(0.02)
Preferred dividends	-	-		-
Basic and diluted loss per common share	$(0.06)	$0.04		$(0.02)
(1) to record the cumulative-effect adjustment to the opening balance of retained earnings to reclassify the fair value of the derivatives as a liability
(2) to record the fair value of warrants issued February 12, 2009 as a derivative liability
(3) to record the change in fair value of derivative liabilities
(4) to record the change in interest expense resulting from changes to note discount and related amortization caused by revaluation of warrants issued with debt
(5) to record change in discount on additional financing obligation
(6) to record reclassification of accretion of minimum portion of additional financing obligation

Restatement of Financial Statements for the Three Months Ended June 30, 2009

The Company has restated its previously issued consolidated financial statements as of and for the three months ended June 30, 2009 to reflect the Company’s adoption of ASC 815 which significantly changes how the Company accounts for Derivative Liabilities and related gains and losses from the change in fair value of these Derivative Liabilities.

Beginning January 1, 2009, the Company is required to account for the embedded derivative related to the conversion feature in its Series C Preferred and Series D Preferred and certain warrants as Derivative Liabilities. The Company is required to mark to market at the end of each reporting period the value of the Derivative Liabilities.  The Company revalues these Derivative Liabilities at the end of each reporting period by using available market information and commonly accepted valuation methodologies.  The periodic change in value of the Derivative Liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values of will be the value of the Company’s common stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

The Company’s Series C Preferred and Series D Preferred and certain warrants contain anti-dilution provisions which results in these instruments no longer being deemed to be indexed to the Company’s own stock.  As a result of the restatement, amounts previously classified in equity were reclassified to liabilities as of January 1, 2009.  For each subsequent reporting quarter, the value of the Derivative Liabilities was revalued using available market information and commonly accepted valuation methodologies. The cumulative effect of the adoption of ASC 815 as of January 1, 2009 was a decrease in additional paid in capital of $5,836,000, a decrease in accumulated deficit of $1,709,000 and an increase in Derivative Liabilities of $4,127,000.  The resulting impact of this accounting change as of and for the three months ended June 30, 2009 is a decrease in discount on secured notes payable and additional financing obligation of $9,000, an increase in the Company’s net loss available to common shareholders of $5,589,000, a decrease in additional paid-in capital of $554,000, an increase in accumulated deficit of $4,874,000 and an increase in Derivative Liabilities of 5,419,000.

The revisions relate to non-operating and non-cash items as of and for the three months ended June 30, 2009.  ASC 815 did not impact the Company’s consolidated financial statements for periods ending December 31, 2008 or earlier.

The following table summarizes the effect of the restated adjustments on amounts previously reported as of, and for the quarter ended June 30, 2009 (in thousands, except share and per share amounts):
	As Previously			As
($ in thousands)	Reported	Adjustments		Restated

Total assets	$5,400	$-		$5,400

Secured note payable, net of discount	818	(437)	(2)	933
		106	(4)
		36	(6)
		410	(5)

Additional financing obligation, net of discount	877	(106)	(4)	771
Other current liabilities	5,337	-		5337

Total current liabilities	$7,032	$9		$7,041

Derivative liabilities	-	4,127	(1)	9,547
		989	(2)
		4,430	(3)
Pension obligation	1,117	-		1,117

Total liabilities	8,149	9,556		17,705

Stockholders' equity

Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock	2	-		2
Series C convertible non-redeemable preferred stock	-	-		-
Series D convertible non-redeemable preferred stock	-	-		-

Common stock	180	-		180

Additional paid in capital	86,833	(5,836)	(1)	80,441
		(554)	(2)
Treasury Stock	(64)			(64)
Accumulated other comprehensive income	9			9

Accumulated deficit	(89,709)	(4,430)	(3)	(92,873)
		(410)	(5)
		(34)	(6)
		1,709	(1)
Total Shareholders' deficit	(2,749)	(9,556)		(12,303)

Total Liabilities and Shareholders' Equity (Deficit)	$5,400	$-		$5,400

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended June 30, 2009 is set forth in the following table:

	As Previously			As
($ in thousands)	Reported	Adjustments		Restated

Loss from operations	$(500)	$-		$(500)

Interest expense, net	233	(53)		180
Change in fair value of financing obligation	397	53		450
Loss on debt modification	340	410	(5)	750
Other income, net	(11)	-		(11)
Change in fair value of derivative liabilities	-	5,179	(3)	5,179

Net loss	(1,459)	(5,589)		(7,048)

Preferred dividends	(100)	-		(100)
Net loss available to common shareholders	$(1,559)	$(5,589)		$(7,148)

Basic and diluted loss per common share
Continuing operations	$(0.08)	$(0.31)		$(0.39)
Preferred dividends	(0.01)	-		(0.01)

Basic and diluted loss per common share	$(0.09)	$(0.31)		$(0.40)

(1) to record the cumulative-effect adjustment to the opening balance of retained earnings to reclassify the fair value of the Derivatives as a liability
(2) to record the fair value of 2009 warrant issuances as a derivative liability
(3) to record the change in fair value of derivative liabilities
(4) to record change in discount on additional financing obligation
(5) to record the change in the loss on loan modification
(6) to record the change in interest expense resulting from changes to note discount and related amortization caused by revaluation of warrants issued with debt
(7) to record reclassification of accretion of minimum portion of additional financing obligation

Comparison of Results for the Periods Ended March 31, 2010 and March 31, 2009

Product Revenues.

	Three Months Ended March 31,
Net Product Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$827	$390	$437	112%
Percentage of total net product revenue	61%	58%
Hardware and consumables	$224	$60	$164	273%
Percentage of total net product revenue	16%	9%
Services	$309	$225	$84	37%
Percentage of total net product revenue	23%	33%
Total net product revenues	$1,360	$6755	$685	101%

Software and royalty revenues increased 112% or $437,000 during the three months ended March 31, 2010 as compared to the corresponding period in 2009. The increase is due to higher sales of our Biometric Engine software solutions of approximately $462,000, higher royalties and license revenues of approximately $4,000 and higher project-oriented revenues of our law enforcement software solutions of approximately $24,000, offset by lower sales of our boxed identity management software sold through our distribution channel of approximately $53,000.

Revenues from the sale of hardware and consumables increased 273% or approximately $164,000 during the three months ended March 31, 2010 as compared to the corresponding period in 2009. The increase reflects higher revenues from project solutions containing hardware and consumable components.

        Services revenues are comprised primarily of software integration services, system installation services and customer training. Such revenues increased approximately $84,000 during the three months ended March 31, 2010 as compared to the corresponding period in 2009 due primarily to higher revenues being generated from our identity management and law enforcement project solutions.

Maintenance Revenues.

	Three Months Ended March 31,
Maintenance Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$668	$638	$30	5%

The increase in maintenance revenues reflects higher maintenance revenues of approximately $9,000 generated from our law enforcement products combined with higher maintenance revenues of approximately $21,000 generated from our identity management product suite.

Cost of Product Revenues.

	Three Months Ended March 31,
Cost of Product Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$182	$45	$137	304%
Percentage of software and royalty product revenue	22%	12%
Hardware and consumables	$193	$40	$153	383%
Percentage of hardware and consumables product revenue	86%	67%
Services	$153	$199	$(46)	(23)%
Percentage of services product revenue	50%	88%
Total cost of product revenues	$528	$284	$244	86%
Percentage of total product revenues	39%	42%

The cost of software and royalty product revenue increased 304% or $137,000 during the three months ended March 31, 2010 as compared to the corresponding period in 2009 due to higher third-party software content in solutions provided during the three months ended March 31, 2010 as compared to the corresponding period in 2009.

The increase in the cost of hardware and consumables product revenue of $153,000 for the three months ended March 31, 2010 as compared to the corresponding period in 2009 reflects the increase in hardware and consumable revenues of approximately $164,000 for the three months ended March 31, 2010 as compared to the comparable period in 2009.

Costs of service revenues decreased $46,000 for the three-month period ended March 31, 2010 as compared to the corresponding period in 2009 despite an increase of approximately $84,000 in service revenues.  This inverse relationship is due to the three-month period ended March 31, 2009 containing software integration costs of our identity management products into project solutions in excess of revenues generated on certain contracts.

Cost of Maintenance Revenues.

	Three Months Ended March 31,
Cost of Maintenance Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$247	$209	$38	18%
Percentage of total maintenance revenues	37%	33%

Cost of maintenance revenues as a percentage of maintenance revenues increased to 37% during the three months ended March 31, 2010 from 33% for the corresponding period in 2009 due to higher identification labor costs incurred to support completed identity management project solutions.

Product Gross Profit.

	Three Months Ended March 31,
Product Gross Profit	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$645	$345	$300	87%
Percentage of software and royalty product revenue	78%	88%
Hardware and consumables	$31	$20	$11	55%
Percentage of hardware and consumables product revenue	14%	33%
Services	$156	$26	$130	500%
Percentage of services product revenue	50%	12%
Total product gross profit	$832	$391	$441	113%
Percentage of total product revenues	61%	58%

Software and royalty gross profit increased by 87% or approximately $300,000 for the three months ended March 31, 2010 from the corresponding period in 2009 due to higher software and royalty product revenues of approximately $437,000 in the 2010 period, offset by increases in software and royalty cost of revenues of approximately $137,000.  Costs of software products can also vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware and consumables gross profit increased by 55% or approximately $11,000 for the three months ended March 31, 20010 from the corresponding period in 2009 due to higher hardware and consumables product revenues of approximately $164,000 in the 2010 period, offset by increases in hardware and consumables cost of revenues of approximately $153,000.

Services gross profit increased approximately $130,000 for the three months ended March 31, 2010 as compared to the corresponding period in 2009.  The increase is due primarily to a increase of $84,000 in service revenues generated during the three month period ended March 31, 2010 as compared to the comparable period in 2009 combined with the three month period ending March 31, 2009 containing direct labor costs in excess of revenues generated on certain contracts.

Maintenance Gross Profit.

	Three Months Ended March 31,
Maintenance Gross Profit	2010	2009	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$421	$429	$(8)	(2)%
Percentage of total maintenance revenues	63%	67%

Gross margins related to maintenance revenues decreased despite higher maintenance revenues of approximately $30,000 due to higher maintenance cost of revenues of approximately $38,000.  The increase in maintenance revenues is due to higher maintenance revenues generated from our identity management product suite. The increase in maintenance cost of revenues is reflective of higher identification labor costs incurred to support completed identity management project solutions.

Operating Expenses.

	Three Months Ended March 31,
Operating Expenses	2010	2009	$ Change	% Change
(dollars in thousands)

General and administrative	$697	$609	$88	14%
Percentage of total net revenue	34%	46%
Sales and marketing	$392	$429	$(37)	(9)%
Percentage of total net revenue	19%	33%
Research and development	$697	$587	$110	19%
Percentage of total net revenue	34%	45%
Depreciation and amortization	$14	$33	$(19)	(58)%
Percentage of total net revenue	1%	3%

General and Administrative Expenses.   General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The dollar increase of $88,000 is comprised of the following major components:

•	Increase in stock-based compensation expense of approximately $8,000 due to the issuance of restricted stock grants in the quarter ended March 31, 2010.

•	Increase in professional services of approximately $180,000.

•	Decrease in occupancy related expenses of approximately $11,000.

•	Decrease in compensation and related fringe benefits of approximately $85,000 due to reductions in headcount.

•	Increase in travel related expenses of approximately $7,000.

•	Decrease in expenses related to our closed sales office in Germany and other expenses of approximately $11,000.

 Sales and Marketing.   Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing and business development functions.  The dollar decrease of $37,000 is comprised of the following major components:

•	Decrease in compensation and related fringe benefits of approximately $38,000.

•	Decrease of $40,000 in expenses incurred for sales contractors and consultants.

•	Increase in occupancy related expenses of approximately $1,000.

•	Decrease in travel related expenses of approximately $4,000.

•	Increase of $44,000 from costs related to our Mexico City sales office opened in June 2009.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 19% or $110,000 for the three months ended March 31, 2010 as compared to 2009.  The increase is comprised of the following major components:

•	Increase of $109,000 in compensation and related fringe benefits combined with increases in contract programming expenditures of approximately $27,000.

•	Decrease in travel related expenses of approximately $6,000.

•	Decrease in occupancy related expenses of approximately $20,000.

Depreciation and Amortization.  During the three months ended March 31, 2010, depreciation and amortization expense decreased 58% or $19,000 as compared to the corresponding period in 2009.  The decrease in depreciation and amortization expense is due largely to limitations placed on acquiring new equipment in 2010.

Interest Expense (Income), Net.  For the three months ended March 31, 2010, we recognized interest income of $0 and interest expense of $242,000. For the three months ended March 31, 2009, we recognized interest income of $0 and interest expense of $102,000.

Interest expense for the three months ended March 31, 2010 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $64,000.

•	Accretion of note discount to interest expense of approximately $162,000.

•	Other interest expense of approximately $16,000.

Interest expense for the three months ended March 31, 2009 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $7,000.

•	Accretion of note discount to interest expense of approximately $59,000.

•	Amortization of deferred financing fees to interest expense of approximately $16,000.

•	Interest expense of approximately $20,000 related to liquidated damages accrued pursuant to a registration payment arrangement.

Change in Fair Value of Derivative Liabilities. For the three months ended March 31, 2010, we recognized a non-cash expense of $477,000 compared to non-cash income of $748,000 for the corresponding period of 2009 due to implementation of ASC 815 effective January 1, 2009.  Such expense is related to the change in fair value of the Company’s Derivative Liabilities. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

Change in Fair Value of Financing Obligation. For the three months ended March 31, 2010, we recognized non-cash expense of $229,000 compared to non-cash expense of $152,000 for the corresponding period of 2009 related to the change in fair value of the Company’s financing obligation. For the three months ended March 31, 2010, such expense is related to the change in fair value of the Company’s variable component of the financing obligation of approximately $158,000 and the accretion of the fixed component of the financing obligation of approximately $71,000. For the three months ended March 31, 2009, such expense is related to the change in fair value of the Company’s variable component of the financing obligation of approximately $90,000 and the accretion of the fixed component of the financing obligation of approximately $62,000. The variable component of the financing obligation was revalued using available market information and commonly accepted valuation methodologies.

Other Expense (Income), Net.  For the three months ended March 31, 2010, we recognized other income of $17,000 and other expense of $0.  For the three months ended March 31, 2009, we recognized other income of $11,000 and other expense of $0.  Other income for the three months ended March 31, 2010 contains approximately $2,000 from the negotiated settlement of certain trade accounts payable at amounts less than their carrying value, $10,000 from the forfeiture by certain participants of certain 401(k) plan employer match contributions and $5,000 from collections on previously derecognized receivables.  Other income for the three months ended March 31, 2009 is comprised primarily of $6,000 in insurance reimbursement and $5,000 from collection on previously derecognized receivables.

Comparison of Results for the Periods Ended June 30, 2010 and June 30, 2009

Product Revenues.
	Three Months Ended June 30,
Net Product Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$319	$785	$(466)	(59)%
Percentage of total net product revenue	62%	79%
Hardware and consumables	$98	$25	$73	292%
Percentage of total net product revenue	19%	3%
Services	$94	$189	$(95)	(50)%
Percentage of total net product revenue	18%	19%
Total net product revenues	$511	$999	$(488)	(49)%

Software and royalty revenues decreased 59% or $466,000 during the three months ended June 30, 2010 as compared to the corresponding period in 2009.  The decrease is due primarily to lower identity management software sold into project solutions of approximately $147,000, lower sales of our boxed identity management software sold through our distribution channel of approximately $122,000 and lower project-oriented revenues of our law enforcement software solutions of approximately $237,000.  These decreases were partially offset by higher identification software royalties and license revenues of approximately $40,000.

Revenues from the sale of hardware and consumables increased 292% or $73,000 during the three months ended June 30, 2010 as compared to the corresponding period in 2009.  The increase reflects higher revenues from consumables sold to our law enforcement customers.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues decreased approximately $95,000 during the three months ended June 30, 2010 as compared to the corresponding period in 2009 due to lower revenues being generated from our identity management and law enforcement project solutions.

Maintenance Revenues.

	Three Months Ended June 30,
Maintenance Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$640	$646	$(6))	(1)%

The decrease in maintenance revenues reflects lower maintenance revenues of approximately $10,000 generated from our law enforcement products offset by higher maintenance revenues of approximately $4,000 generated from our identity management product suite.

 Cost of Product Revenues.

	Three Months Ended June 30,
Cost of Product Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$39	$120	$(81)	(68)%
Percentage of software and royalty product revenue	12%	15%
Hardware and consumables	$48	$26	$22	85%
Percentage of hardware and consumables product revenue	49%	104%
Services	$57	$171	$(114)	(67)%
Percentage of services product revenue	61%	90%
Total cost of product revenues	$144	$317	$(173)	(55)%
Percentage of total product revenues	28%	32%

The cost of software and royalty product revenue decreased 68% or $81,000 during the three months ended June 30, 2010 as compared to the corresponding period in 2009 due to lower third-party software content in solutions provided during the three month period ended June 30, 2010 as compared to the corresponding period in 2009.   The decrease also reflects the reduction in our project-oriented revenues from our law enforcement and identity management product suites during the three months ended June 30, 2010 as compared to the corresponding period in 2009.

The increase in the cost of hardware and consumables product revenue of $22,000 for the three months ended June 30, 2010 as compared to the corresponding period in 2009 reflects the increase in hardware and consumable revenues of approximately $73,000 for the three months ended June 30, 2010 as compared to the comparable period in 2009.

Costs of service revenues decreased $114,000 for the three-month period ended June 30, 2010 as compared to the corresponding period in 2009.  The decrease is due primarily to a decrease of 50% or $95,000 in service revenues generated during the three month period ended June 30, 2010 as compared to the comparable period in 2009 combined with the three month period ended June 30, 2009 containing integration costs of our identity management products into project solutions in excess of revenues generated on certain contracts.

Cost of Maintenance Revenues.

	Three Months Ended June 30,
Cost of Maintenance Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$254	$199	$55	28%
Percentage of total maintenance revenues	40%	31%

Costs of maintenance revenues as a percentage of maintenance revenues increased to 40% during the three months ended June 30, 2010 from 31% for the corresponding period in 2009.  This increase is due primarily to higher identification labor costs incurred to perform maintenance requirements on completed large-scale identity management projects.

Product Gross Profit.

	Three Months Ended June 30,
Product Gross Profit	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$280	$665	$(385)	(58	) %
Percentage of software and royalty product revenue	88%	85%
Hardware and consumables	$50	$(1)	$51	5100%
Percentage of hardware and consumables product revenue	51%	-4%
Services	$37	$18	$19	106%
Percentage of services product revenue	39%	10%
Total product gross profit	$367	$682	$(315)	(46	) %
Percentage of total product revenues	72%	68%

Software and royalty gross profit decreased by 58% or approximately $385,000 for the three months ended June 30, 2010 from the corresponding period in 2009 due to lower software and royalty product revenues of approximately $466,000 in 2010.  Costs of software products can also vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware and consumables gross profit increased by approximately $51,000 for the three months ended June 30, 2010 from the corresponding period in 2009 due to higher hardware and consumables product revenues of approximately $73,000 in the 2010 period, offset by increases in hardware and consumables cost of revenues of approximately $22,000.

Services gross profit increased approximately $19,000 for the three months ended June 30, 2010 from the corresponding period in 2009 due to the three months ended June 30, 2009 containing direct labor costs in excess of revenues generated on certain contracts.

Maintenance Gross Profit.

	Three Months Ended June 30,
Maintenance Gross Profit	2010	2009	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$386	$447	$(61)	(14)%
Percentage of total maintenance revenues	60%	69%

Gross margins related to maintenance revenues decreased due to lower maintenance revenues of approximately $6,000 combined with higher maintenance cost of revenues of approximately $55,000.  This increase in costs is due primarily to higher labor costs incurred to perform maintenance requirements on completed large-scale identity management projects.

Operating Expenses.
	Three Months Ended June 30,
Operating expenses	2010	2009	$ Change	% Change
(dollars in thousands)

General and administrative	$680	$595	$85	14%
Percentage of total net revenue	59%	36%
Sales and marketing	$381	$451	$(70)	(16)%
Percentage of total net revenue	33%	27%
Research and development	$666	$553	$113	20%
Percentage of total net revenue	58%	34%
Depreciation and amortization	$12	$30	$(18)	(60)%
Percentage of total net revenue	1%	2%

General and Administrative Expenses.  General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The dollar increase of $85,000 is comprised of the following major components:

•	Increase in professional services of approximately $174,000.

•	Decrease in finance related expenses of approximately $59,000.

•	Decrease in occupancy and insurance related expenses of approximately $7,000.

•	Decrease in compensation and related fringe benefits of approximately $31,000 due to reductions in headcount.

•	Decrease in expenses related to our closed sales office in Germany of approximately $3,000.

•	Increase in stock based compensation expense of approximately $6,000 due to the issuance of restricted stock grants in the quarter ended March 31, 2010.

•	Increase in travel related expenses of approximately $5,000.

Sales and Marketing.  Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing and business development functions.  The decrease of $70,000 is comprised of the following major components:

•	Decrease in compensation, including stock based compensation and related fringe benefits of approximately $42,000.

•	Decrease of $40,000 in expenses incurred for sales contractors and consultants.

•	Decrease in occupancy related expenses of approximately $4,000.

•	Increase in travel related expenses of approximately $4,000.

•	Increase of $12,000 from costs related to our Mexico City sales office opened in June 2009.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased 20% or $113,000 for the three months ended June 30, 2010 as compared to 2009.  The increase is comprised of the following major components:

•	Increase of $107,000 in compensation and related fringe benefits combined with increases in contract programming expenditures of approximately $9,000.

•	Decrease in occupancy and other related expenses of approximately $3,000.

Depreciation and Amortization.  During the three months ended June 30, 2010, depreciation and amortization expense decreased 60% or $18,000 as compared to the corresponding period in 2009.  The decrease in depreciation and amortization expense reflects the limitations placed on acquiring new equipment in 2010.

Interest Expense (Income), Net.  For the three months ended June 30, 2010, we recognized interest income of $0 and interest expense of $334,000. For the three months ended June 30, 2009, we recognized interest income of $0 and interest expense of $180,000.

Interest expense for the three months ended June 30, 2010 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $58,000.

•	Accretion of note discount to interest expense of approximately $271,000.

•	Other interest expense of approximately $5,000.

Interest expense for the three months ended June 30, 2009 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $33,000.

•	Accretion of note discount to interest expense of approximately $74,000.

•	Amortization of deferred financing fees to interest expense of approximately $8,000.

•	Interest expense of approximately $65,000 primarily related to liquidated damages accrued pursuant to a registration payment arrangement.

Change in Fair Value of Derivative Liabilities. For the three months ended June 30, 2010, we recognized non-cash income of $4,154,000 compared to non-cash expense of $5,179,000 for the corresponding period of 2009 due to implementation of ASC 815 effective January 1, 2009.  Such expense is related to the change in fair value of the Company’s Derivative Liabilities. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

Change in Fair Value of Financing Obligation. For the three months ended June 30, 2010, we recognized non-cash income of $744,000 compared to non-cash expense of $450,000 for the corresponding period of 2009 related to the change in fair value of the Company’s financing obligation. For the three months ended June 30, 2010, such income is related to the change in fair value of the Company’s variable component of the financing obligation of approximately $816,000 offset by the accretion of the fixed component of the financing obligation of approximately $72,000. For the three months ended June 30, 2009, such expense is related to the change in fair value of the Company’s variable component of the financing obligation of approximately $412,000 and the accretion of the fixed component of the financing obligation of approximately $38,000. The variable component of the financing obligation was revalued using available market information and commonly accepted valuation methodologies.

Other Expense (Income), Net.  For the three months ended June 30, 2010, we recognized other income of $284,000 and other expense of $0.  For the three months ended June 30, 2009, we recognized other income of $11,000 and other expense of $0.  Other income for the three months ended June 30, 2010 contains approximately $280,000 from the reduction of previously accrued liquidated damages due to the expiration of the statue of limitations and $4,000 from collections on previously derecognized receivables.  Other income for the three months ended June 30, 2009 is comprised primarily of $6,000 from the negotiated settlement of certain trade accounts payable at amounts less than their carrying value and $5,000 from collection on previously derecognized receivables.

Comparison of Results for the Periods Ended September 30, 2010 and September 30, 2009

Product Revenues.
	Three Months Ended September 30,
Net Product Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$370	$216	$154	71%
Percentage of total net product revenue	48%	90%
Hardware and consumables	$21	$37	$(16)	(43)%
Percentage of total net product revenue	3%	15%
Services	$378	$(12)	$390	3,250%
Percentage of total net product revenue	49%	(5)%
Total net product revenues	$769	$241	$528	219%

Software and royalty revenues increased 71% or $154,000 during the three months ended September 30, 2010 as compared to the corresponding period in 2009.  The increase is due primarily to higher identity management software sold into project solutions of approximately $129,000, higher sales of our boxed identity management software sold through our distribution channel of approximately $17,000 and higher project-oriented revenues of our law enforcement software solutions of approximately $12,000.  This was partially offset by lower royalties and license revenues of approximately $4,000.

Revenues from the sale of hardware and consumables decreased 43% or $16,000 during the three months ended September 30, 2010 as compared to the corresponding period in 2009.  The decrease reflects the lower levels of hardware and consumables generated from project solutions.

Services revenues are comprised primarily of software integration services, system installation services and customer training.  Such revenues increased approximately $390,000 during the three months ended September 30, 2010 as compared to the corresponding period in 2009 due to higher service revenues being generated from our identity management project solutions.

Maintenance Revenues.

	Three Months Ended September 30,
Maintenance Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Maintenance revenues	$653	$659	$(6)	(1)%

The decrease in maintenance revenues reflects lower maintenance revenues of approximately $23,000 generated from our law enforcement products offset by higher maintenance revenues of approximately $17,000 generated from our identity management product suite.

            Cost of Product Revenues.

	Three Months Ended September 30,
Cost of Product Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$36	$32	$4	13%
Percentage of software and royalty product revenue	10%	15%
Hardware and consumables	$26	$42	$(16)	(38)%
Percentage of hardware and consumables product revenue	124%	114%
Services	$187	$93	$94	101%
Percentage of services product revenue	49%	-775%
Total cost of product revenues	$249	$167	$82	49%
Percentage of total product revenues	32%	69%

The cost of software and royalty product revenue increased 13% or $4,000 during the three months ended September 30, 2010 as compared to the corresponding period in 2009 due to higher third-party software content in solutions provided during the three month period ended September 30, 2010 as compared to the corresponding period in 2009.

The decrease in cost of hardware and consumables product revenue of $16,000 for the three months ended September 30, 2010 as compared to the corresponding period in 2009 reflects the decrease in hardware and consumable revenues of approximately $16,000 for the three months ended September 30, 2010 as compared to the comparable period in 2009.

Costs of service revenues increased $94,000 for the three-month period ended September 30, 2010 as compared to the corresponding period in 2009.  The increase is due primarily to an increase of $390,000 in service revenues generated during the three month period ended September 30, 2010 as compared to the comparable period in 2009.

Cost of Maintenance Revenues.

	Three Months Ended September 30,
Cost of Maintenance Revenues	2010	2009	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenues	$198	$201	$(3)	(1)%
Percentage of total maintenance revenues	30%	31%

Costs of maintenance revenues as a percentage of maintenance revenues decreased to 30% during the three months ended September 30, 2010 from 31% for the corresponding period in 2009.  This decrease is due primarily to reductions in costs incurred to perform maintenance requirements on completed law enforcement project solutions.

Product Gross Profit.

	Three Months Ended September 30,
Product Gross Profit	2010	2009	$ Change	% Change
(dollars in thousands)

Software and royalties	$334	$184	$150)	82%
Percentage of software and royalty product revenue	90%	85%
Hardware and consumables	$(5)	$(5)	$0	0%
Percentage of hardware and consumables product revenue	-24%	(14)%
Services	$191	$(105)	$296	282%
Percentage of services product revenue	51%	(875)%
Total product gross profit	$520	$74	$446)	603%
Percentage of total product revenues	68%	31%

Software and royalty gross profit increased by 82% or approximately $150,000 for the three months ended September 30, 2010 from the corresponding period in 2009 due to higher software and royalty product revenues of approximately $154,000 in the 2010 period, offset partially by higher software and royalty cost of revenues of approximately $4,000.  Costs of software products can also vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Services gross profit increased approximately $296,000 for the three months ended September 30, 2010 from the corresponding period in 2009 due to higher service revenues being generated from our identity management project solutions.

Maintenance Gross Profit.

	Three Months Ended September 30,
Maintenance Gross Profit	2010	2009	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$455	$458	$(3)	(1)%
Percentage of total maintenance revenues	70%	69%

Gross profit related to maintenance revenues decreased approximately $3,000 due to lower maintenance revenues.

Operating Expenses.
	Three Months Ended September 30,
Operating Expenses	2010	2009	$ Change	% Change
(dollars in thousands)

General and administrative	$512	$555	$(43)	(8)%
Percentage of total net revenue	36%	62%
Sales and marketing	$385	$376	$9	2%
Percentage of total net revenue	27%	42%
Research and development	$576	$582	$(6)	(1)%
Percentage of total net revenue	41%	65%
Depreciation and amortization	$13	$19	$(6)	(32)%
Percentage of total net revenue	1%	2%

General and Administrative Expenses.   General and administrative expenses are comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The decrease of $43,000 is comprised of the following major components:

•	Decrease in expenses related to our closed sales office in Germany of approximately $9,000.

•	Increase in professional services of approximately $6,000.

•	Decrease in insurance related expenses of approximately $3,000.

•	Decrease in occupancy related expenses of approximately $18,000.

•	Decrease in compensation and related fringe benefits of approximately $14,000 due to reductions in headcount.

•	Decrease in travel related expenses of approximately $5,000.

 Sales and Marketing.   Sales and marketing expenses consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing and business development functions.  The increase of $9,000 is comprised of the following major components:

•	Increase in compensation and related fringe benefits of approximately $44,000 due to increases in headcount.

•	Decrease of $39,000 in expenses incurred for sales contractors and consultants.

•	Decrease in occupancy related expenses of approximately $1,000.

•	Decrease in travel related expenses of approximately $4,000.

•	Decrease in stock-based compensation expense of approximately $13,000.

•	Increase of $22,000 from costs related to our Mexico City sales office opened in June 2009.

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses decreased 1% or $6,000 for the three months ended  September 30, 2010 as compared to 2009.

Depreciation and Amortization.  During the three months ended September 30, 2010, depreciation and amortization expense decreased 32% or $6,000 as compared to the corresponding period in 2009.  The decrease in depreciation and amortization expense reflects the limitations placed on acquiring new equipment in 2010.

Interest Expense (Income), Net.  For the three months ended September 30, 2010, we recognized interest income of $0 and interest expense of $60,000. For the three months ended September 30, 2009, we recognized interest income of $0 and interest expense of $212,000.

Interest expense for the three months ended September 30, 2010 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $54,000.

•	Other interest expense of approximately $6,000.

Interest expense for the three months ended September 30, 2009 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $32,000.

•	Accretion of note discount to interest expense of approximately $82,000.

•	Fair value of warrants issued to related party convertible note holders in consideration for wavier of default of approximately $52,000.

•	Amortization of deferred financing fees to interest expense of approximately $1,000.

•	Interest expense of approximately $45,000 primarily related to liquidated damages accrued pursuant to a registration payment arrangement.

Change in Fair Value of Derivative Liabilities. For the three months ended September 30, 2010, we recognized non-cash income of $506,000 compared to non-cash expense of $756,000 for the corresponding period of 2009 due to implementation of ASC 815 effective January 1, 2009.  Such expense is related to the change in fair value of the Company’s Derivative Liabilities. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

Change in Fair Value of Financing Obligation. For the three months ended September 30, 2010, we recognized non-cash income of $38,000 compared to non-cash expense of $438,000 for the corresponding period of 2009 related to the change in fair value of the Company’s financing obligation. For the three months ended September 30, 2010, such income is related to the change in fair value of the Company’s variable component of the financing obligation. For the three months ended September 30, 2009, such expense is related to the change in fair value of the Company’s variable component of the financing obligation of approximately $355,000 and the accretion of the fixed component of the financing obligation of approximately $83,000. The variable component of the financing obligation was revalued using available market information and commonly accepted valuation methodologies.

   Other Expense (Income), Net.  For the three months ended September 30, 2010, we recognized other income of $12,000 and other expense of $0.  For the three months ended September 30, 2009, we recognized other income of $132,000 and other expense of $8,000.  Other income for the three months ended September 30, 2010 contains approximately $12,000 from collections on previously derecognized receivables.  Other income for the three months ended September 30, 2009 is comprised primarily of $128,000 from the negotiated settlement of certain trade accounts payable at amounts less than their carrying value and $4,000 from collection on previously derecognized receivables.  Other expense for the three months ended September 30, 2009 is comprised of approximately $8,000 of foreign currency transaction losses.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies, which are adopted by us as of the specified effective date.  Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

FASB ASU 2010-06.  In January 2010, the FASB issued FASB Accounting Standards Update, or ASU 2010-06, which amends the disclosure requirements relating to recurring and nonrecurring fair value measurements.  New disclosures are required about transfers into and out of the levels 1 and 2 fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  This ASU also requires an entity to present information about purchases, sales, issuances and settlements for significant unobservable inputs on a gross basis rather than as a net number.  This ASU was effective for us with the reporting period beginning January 1, 2010, except for the disclosures on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning October 1, 2011.  The adoption of this ASU had no impact on the Company’s financial position and results of operations, as it only requires additional disclosures.

FASB ASU 2010-29.  In December 2010, the FASB issued FASB ASU 2010-29, which requires an entity to disclose revenue and earnings of a combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  It also requires pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The Company does not expect the adoption of ASU 2010-29 to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-05.  In June 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. As this new standard only requires enhanced disclosure, the adoption of ASU 2011-05 will not impact the Company’s financial position or results of operations.

FASB ASU 2011-08.  In September 2011 the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”). This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-09.  The FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company does not expect the adoption of ASU 2011-09 to have a material impact on the Company’s consolidated financial statements.

Impact of Inflation

The primary inflationary factor affecting our operations is labor costs and we do not believe that inflation has materially affected earnings during the past four years. Substantial increases in costs and expenses, particularly labor and operating expenses, could have a significant impact on our operating results to the extent that such increases cannot be passed along to customers and end users.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       Each of our contracts require payment in U.S. dollars.  We therefore do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although in the event any future contracts are denominated in a foreign currency, we may do so in the future.  As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements as of and for the years ended December 31, 2010 and 2009 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        Not  Applicable

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2010 and 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, due to the weaknesses described below.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

(b)	Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 and 2009. Due principally to the Company’s liquidity challenges in 2009, we were compelled to reduce personnel, including accounting staff, and therefore suspend SEC filings and the associated costs until such time as we had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements. In addition, on August 16, 2010, management determined that our financial statements for the quarters ended March 31 and June 30, 2009, respectively, which were included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, should no longer be relied upon due to an error in such financial statements with respect to the accounting for certain derivative features of our Series C and D Preferred Stock (the "Preferred Shares") and certain warrants (the "Warrants") which were previously recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008.  The controls over our non-routine transactions and training of our accounting staff on new pronouncements did not function properly to prevent a material error in our quarterly financial statements. These factors constitute material weaknesses in our disclosure controls and procedures, and therefore our control environment, and prevented the Company from timely and accurately filing its required reports with the SEC.

(c)   Changes in Internal Controls over Financial Reporting.

As discussed above, as a result of the liquidity challenges facing the Company, we were compelled to reduce personnel, including accounting staff.  This factor resulted in a change in our internal controls over our financial reporting, and resulted in a material weakness in our control environment.

The Company has since remedied the weakness, as management has retained and trained, and will continue to retain, additional personnel with technical knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

Where necessary, we will supplement personnel with qualified external advisors.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       The Board of Directors and executive officers consist of the persons named in the table below. Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until earlier resignation or removal.  The bylaws provide that the number of directors shall not be less than four nor more than seven.  The directors and executive officers are as follows:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	58	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	59	Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Mr. John Callan	65	Director
Mr. David Carey	67	Director
Mr. Guy Steve Hamm	64	Director
Mr. David Loesch	67	Director

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

       The Nominating and Corporate Governance Committee believes that Mr. Miller possesses substantial managerial expertise leading the Company through its various stages of development and growth, beginning in 1990 when Mr. Miller joined the Company as President and Chief Executive Officer, and that such expertise is extremely valuable to the Board of Directors and the Company as it executes its business plan.  In addition, the Board of Directors values the input provided by Mr. Miller given his legal experience.

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

       John Callan was appointed to the Board in September 2000.  Since July 2008, Mr. Callan returned to Ursa Major Associates, the consulting firm he co-founded in 2001.  He now serves as Managing Director.  From February 2007 to July 2008, Mr. Callan served as Vice President, Strategy and Business Development at DHL Global Mail, Americas. From March 2006 to February 2007, Mr. Callan served DHL Global Mail as Vice President - Domestic Product Management. From 2001 to 2006, Mr. Callan served as Principal of Ursa Major Associates, LLC, the logistics strategy-consulting firm he co-founded. From 1997 to 2002, he was an independent business strategy consultant in the imaging and logistics fields. From 1995 to 1997, Mr. Callan served as Chief Operating Officer for Milestone Systems, a shipping systems software company. From 1987 to 1995, he served as Director of Entertainment Imaging at Polaroid Corporation. Mr. Callan is a graduate of the University of North Carolina.

       The Nominating and Corporate Governance Committee believes that Mr. Callan’s extensive business strategy consulting experience in the imaging and logistics fields, together with his extensive knowledge of the Company’s operations gained since joining the Board in 2000, provides the Company and the Board of Directors with valuable input with respect to issues facing the Company as it executes its business plan.

       David Carey was appointed to the Board in February 2006. Mr. Carey is a former Executive Director of the Central Intelligence Agency.  Since July 2009 Mr. Carey has served as an Outside Director on the Special Security Agreement (SSA) Board of DRS Technologies, a Finmeccanica S.p.a company.  Mr. Carey also serves on a number of Advisory Boards, including the Advisory Board of Raytheon TCS (Trusted Computer Solutions). Mr. Carey also consults with companies both independently and as an affiliate of both the Command Consulting Group and D4 Consulting.  From April 2005 to August of 2008, Mr. Carey served as Executive Director for Blackbird Technologies, which provides state-of-the-art IT security expertise, where he assists the company with business development and strategic planning. Prior to joining Blackbird Technologies, Mr. Carey was Vice President, Information Assurance for Oracle Corporation from September 2001 to April 2005. In addition, Mr. Carey worked for the CIA for 32 years until 2001. During his career at the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer, or No. 3 person in the agency, from 1997 to 2001. Before assuming that position, Mr. Carey was Director of the DCI Crime and Narcotics Center, the Director of the Office of Near Eastern and South Asian Analysis, and Deputy Director of the Office of Global Issues. Mr. Carey is a graduate of Cornell University and the University of Delaware.

       Mr. Carey’s experience as a former Executive Director of the CIA, his experience dealing with IT security matters, and the extensive contacts gained over his career working within the intelligence and security community, provide the Board with specialized expertise that assists the Company in the specific industries in which it operates.

       Guy Steve Hamm was appointed to the Board in October 2004. Mr. Hamm served Aspen Holding, a privately held insurance provider, as CFO from December 2005 to February 2007. In 2003, Mr. Hamm retired from PricewaterhouseCoopers, where he was a national partner-in-charge of middle market. Mr. Hamm was instrumental in growing the Audit Business Advisory Services (ABAS) Middle Market practice at PricewaterhouseCoopers, where he was responsible for $300 million in revenue and more than 100 partners. Mr. Hamm is an adjunct professor in accounting at Chapman University.  Mr. Hamm is a graduate of San Diego State University.

       The Nominating and Corporate Governance Committee believes that Mr. Hamm’s experience in public accounting, together with his management experience as a Chief Financial Officer, provide the Audit Committee of the Board with the expertise needed to oversee the Company’s finance and accounting professionals, and the Company’s independent public accountants.

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

       The Nominating and Corporate Governance Committee believes that Mr. Loesch’s extensive service as a Special Agent with the FBI, together with his knowledge of security issues relevant to the Company’s products and markets, provides the Company and the Board of Directors with relevant input regarding the industries in which the Company competes, and the markets served by the Company.

SIGINIFICANT EMPLOYEES

The Company has also identified the following persons as significant employees of the Company:

Chuck AuBuchon.  Mr. AuBuchon has served as our Vice President, Business Development since January 2007. From 2004 to 2007 he served as Vice President, Sales. From 2003 to 2004, he served as Director of North American Sales. From 2000 to 2003, Mr. AuBuchon was Vice President Sales & Marketing at Card Technology Corporation, a manufacturer of Card Personalization Systems, where he was responsible for distribution within the Americas, Asia Pacific and EMEA (Europe, Middle East and Africa) regions. From 1992 to 2000, Mr. AuBuchon held various sales management positions, including Vice President Sales and Marketing, for Gemplus and Datacard. Mr. AuBuchon is a graduate of Pennsylvania State University.

David Harding. Mr. Harding has served as our Vice President and Chief Technology Officer since January 2006. Before joining us, Mr. Harding was the Chief Technology Officer at IC Solutions, Inc., where he was responsible for all technology departments including the development and management of software development, IT and quality assurance as well as their respective hardware, software and human resource budgets from 2001 to 2003. He was the Chief Technology Officer at Thirsty.com from 1999 to 2000, the Chief Technology Officer at Fulcrum Point Technologies, Inc., from 1996 to 1999, and consultant to Access360, which is now part of IBM/Tivoli, from 1995 to 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements were complied with in a timely manner.

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

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Chairman), and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert as currently defined under Securities and Exchange Commission rules.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The Compensation Committee currently consists of Messrs. Callan (Chairman), and Carey, each of whom is a non-management member of our Board of Directors. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission rules and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of Mr. Callan (Chairman).  The Board of Directors intends to appoint an additional outside Board member to the Nominating and Corporate Governance Committee.  We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission rules and regulations.

Indemnification of Officers and Directors

As permitted by Delaware law, the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action,  they are adjudged to have acted with gross negligence or willful misconduct.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the year ended December 31, 2010 and 2009 to our Chief Executive Officer and the Company's two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2010, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards		Option Awards (1)(2)		All Other Compensation	Total

S. James Miller, Jr. Chairman of the Board and Chief Executive Officer	2010	$326,630	$-	(3)	$68,539	(6)	$4,560	$399,729
	2009	338,570	-		51,358	(6)	5,744	395,672
			-
Wayne G. Wetherell Senior Vice President Chief Financial Officer, Secretary, and Treasurer	2010	195,240	-	(4)	47,644	(6)	2,967	245,851
	2009	202,563	-		33,327	(6)	5,012	240,902

David Harding Vice President and Chief Technical Officer	2010	188,061	-	(5)	35,822	(6)	-	223,883
	2009	185,029	-		35,249	(6)	-	220,278

(1)	All option awards were granted under the 1999 Stock Award Plan (the “1999 Plan”).

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2010. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 64% to 119%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by us as computed by this method ranges from 5.5 years to 6.1 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in our Black-Scholes calculations range from 4.1 % to 4.6%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 9.7 % for corporate officers, 4.1 % for members of the Board of Directors and 24.3 % for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)
Represents the quarterly vesting of 316,620 restricted shares granted on January 11, 2010.  In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they held with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(4)
Represents the quarterly vesting of 163,560 restricted shares granted on January 11, 2010.  In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they hold with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(5)
Represents the quarterly vesting of 105,000 restricted shares granted on January 11, 2010.  In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they hold with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(6)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010 and 2009, in accordance with the provisions of SFAS 123R and thus may include amounts from awards granted prior to 2010 and 2009. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2010:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Unearned Options: Exercisable (#)		Number of Securities Underlying Unexercised Unearned Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested
S. James Miller, Jr.	58,375	(1)	41,628	$0.20	1/27/2019	237,465	$232,716
	—	(2)	183,000	$0.73	1/29/2020

Wayne G. Wetherell	35,000	(1)	25,000	$0.20	1/27/2019	122,670	$120,217
	—	(2)	60,000	$0.73	1/29/2020

David Harding	29,170	(1)	20,830	$0.20	1/27/2019	78,750	$77,175
	—	(2)	80,000	$0.73	1/29/2020

(1)	These options vest over three years with one third vesting 1/27/2010 and the remainder vesting in equal quarterly installments thereafter.
(2)	These options vest over three years with one third vesting 1/29/2011 and the remainder vesting in equal quarterly installments thereafter.
 EMPLOYMENT AGREEMENTS

S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller serves as President and Chief Executive Officer. This agreement was for a three-year term ending September 30, 2008.  On September 27, 2008 this agreement was amended to change the expiration from September 30, 2008 to June 30, 2009.   On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2011. On March 10, 2011 this agreement was amended to change the expiration to December 31, 2012. This agreement provides for annual base compensation in the amount of $291,048, which amount will be increased based on cost-of-living increases. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months’ base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

Wayne Wetherell. On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement is for a three-year term ending September 30, 2008. On September 27, 2008 this agreement was amended to change the expiration from September 30, 2008 to June 30, 2009.   On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2010.   On March 10, 2011 this agreement was amended to change the expiration to December 31, 2011. This agreement provides for annual base compensation in the amount of $174,100, which amount will be increased based on cost-of-living increases and may also be increased based on performance reviews. Under this agreement, we will reimburse Mr. Wetherell for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Wetherell will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twelve months; (ii) continuation of Mr. Wetherell’s fringe benefits and medical insurance for a period of three years; (iii) immediate vesting of 50% of Mr. Wetherell’s outstanding stock options and restricted stock awards. In the event that Mr. Wetherell’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Wetherell is entitled to the severance benefits described above, except that 100% of Mr. Wetherell’s outstanding stock options and restricted stock awards will immediately vest.

Change of Control and Severance Benefits Agreement with David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement has a two-year term, commencing on May 21, 2007. On September 27, 2008 this agreement was amended to change the expiration from May 21, 2009 to June 30, 2009.  On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2010.  On March 10, 2011 this agreement was amended to change the expiration to December 31, 2011. Subject to the conditions and other limitations set forth therein, Mr. Harding will be entitled to the following severance benefits if we terminate his employment without cause prior to the closing of any change of control transaction: (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of Mr. Harding’s health insurance benefits until the earlier of six (6) months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage. In the event that Mr. Harding’s employment is terminated within the twelve months following a change of control, he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable. Mr. Harding’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

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

DIRECTOR COMPENSATION

Each of our non-employee directors receives a monthly retainer of $3,000 for serving on the Board of Directors. Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Chairman and $208 for the remaining members of the Audit Committee.   Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Chairman and $208 for the remaining members of the Compensation Committee.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2010, the Board held the payment of fees for the period for approximately ten months in light of the Company’s limited cash resources.  For the fiscal year ended December 31, 2010 the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was $40,250.  During that same period a total of $160,250 was accrued as board fees but not paid.

Each of our non-employee directors is also eligible to receive stock option grants under the 1999 Plan. Options granted under the 1999 Plan are intended by us not to qualify as incentive stock options under the Code.

The term of options granted under the 1999 Plan is ten years. In the event of a merger of us with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving us, an equivalent option will be substituted by the successor corporation, provided, however, that we may cancel outstanding options upon consummation of the transaction by giving at least thirty (30) days notice.

Director Compensation

	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)(7)	All Other Compensation ($)	Total ($)
John Callan	2010	41,000		(2)	4,799
	2009	41,000			4,996

John Holleran (1)	2010	41,000		(3)	4,799
	2009	41,000			4,996

Guy Steve Hamm	2010	41,500		(4)	4,799
	2009	41,500			4,996

David Carey	2010	38,500		(5)	4,799
	2009	38,500			4,996
David Loesch	2010	38,500		(6)	4,799
	2009	38,500			4,996

(1)	Mr. Holleran passed away on October 6, 2011, and is therefore no longer a member of the Board of Directors.
(2)
Represents the quarterly vesting of 25,521 restricted shares granted on January 11, 2010.  In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they held with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(3)
Represents the quarterly vesting of 24,157 restricted shares granted on January 11, 2010.  The restricted shares vest quarterly over three years ending January 11, 2013. In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they held with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(4)
Represents the quarterly vesting of 16,200 restricted shares granted on January 11, 2010.  The restricted shares vest quarterly over three years ending January 11, 2013. In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they held with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(5)
Represents the quarterly vesting of 12,000 restricted shares granted on January 11, 2010.  The restricted shares vest quarterly over three years ending January 11, 2013. In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they held with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(6)
Represents the quarterly vesting of 28,200 restricted shares granted on January 11, 2010.  The restricted shares vest quarterly over three years ending January 11, 2013. In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they held with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(7)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010, in accordance with the provisions of SFAS 123R and thus may include amounts from awards granted prior to 2010. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has ever been one of our officers or employees. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other entity, nor has any interlocking relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
 The following table sets forth certain information with respect to the ownership of our common stock as of January  1, 2012, by (i) each person who is known by us to own of record or beneficially more than 10% of our common stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of common stock. Shareholdings include shares held by family members. Unless otherwise noted, the addresses of the individuals listed below are 10815 Rancho Bernardo Road, Suite 310, San Diego, California 92127.

Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers:
S. James Miller, Jr. (3)	1,112,765	1.6%
Chairman, Chief Executive Officer

John Callan (4)	85,521	0	%*
Director

David Carey (5)	42,000	0	%*
Director

G. Steve Hamm (6)	77, 516	0	%*
Director

David Loesch (7)	103, 848	0	%*
Director

Wayne Wetherell (8)	426,200	0	%*
SVP of Administration, Chief Financial Officer, Secretary

Charles AuBuchon (9)	537, 754	0	%*
VP of Business Development

David Harding (10)	208,332	0	%*
Chief Technical Officer

Total beneficial ownership of directors and officers as a group (8 persons):	2,602,514	3.8%

5% Stockholders:

Gruber & McBaine Capital Management LLC 50	11,935,517	17.5%
Osgood Place San Francisco, CA (11)

Bruce Toll (12)	8,539,851	11.6%

Goldman Capital (13)	32,460,145	41.5%

(1)	All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of January 1, 2012.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 67,124,357 shares of common stock outstanding as of January 1, 2012. Options that are presently exercisable or exercisable within 60 days of the January 1, 2012 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)
Includes 75,201 shares held jointly with spouse and 222,000 options exercisable within 60 days of January 1, 2012.  Also includes 122,727 warrants and notes convertible into 100,695 shares of common stock.

(4)	Includes of 10,000 options exercisable within 60 days of January 1, 2012.

(5)	Includes of 10,000 options exercisable within 60 days of January 1, 2012.

(6)	Includes of 11,668 options exercisable within 60 days of January 1, 2012. Also includes 27,271 warrants and notes convertible into 22,377 shares of common stock.

(7)	Includes of 10,000 options exercisable within 60 days of January 1, 2012. Also includes 27,271 warrants and notes convertible into 22,377 shares of common stock.

(8)	Includes 100,000 options exercisable within 60 days of January 1, 2012.

(9)	Includes 128,332 options exercisable within 60 days of January 1, 2012. Also includes 122,727 warrants and notes convertible into 100,695 shares of common stock.

(10)	Includes 103,332 options exercisable within 60 days of January 1, 2012.

(11)	Includes 922,438 shares issuable upon exercise of warrants. Patrick McBaine exercises sole voting and dispositive power over all reported shares.

(12)	Includes 5,400,000 shares issuable upon exercise of warrants.

(13)	Includes 11,025,000 shares issuable upon exercise of warrants. Mr. Goldman exercises sole voting and dispositive power over all reported shares.

* less than 1%

The following table sets forth additional information as of December 31, 2010, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Award Plan amended and restated as of June 7, 2005	1,413,574	$0.64	391,850

Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	49,721	$2.68

Total	1,463,295	$0.71	391,850

DESCRIPTION OF EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

On November 14, 2008, Jim Miller and Charles AuBuchon loaned the Company $45,000 each and in consideration therefor received a convertible promissory note (“Management Notes”).  The Management Notes were due and payable on February 14, 2009 (“Maturity Date”), accrued interest at 7% annually, and were convertible into shares of common stock of the Company at $0.55 per share.  In addition, each of Messrs. Miller and AuBuchon were issued warrants to purchase 61,363 shares of our common stock, exercisable for five years, at $0.55 per share (“Management Warrants”).  In addition, additional Management Notes were issued to Steve Hamm and David Loesch, who each loaned the Company $10,000.  Messrs. Hamm and Loesch were each issued Management Warrants to purchase 13,365 shares of the Company’s common stock.  On August 25, 2009, the Maturity Date was extended indefinitely by the lenders in exchange for 61,365 additional Management Warrants with an exercise price of $0.50 per share, in the case of the Management Notes held by Messrs. Miller and AuBuchon.  Messrs Hamm and Loesch were each issued an additional 13,365 Management Warrants with an exercise price of $0.50 per share.  From time to time, Mr. Miller has advanced the Company sums ranging from $5-$20,000 for various expenses. No compensation for these advances was paid and these advances were repaid in full.

        As of December 31, 2010, Neal Goldman, and certain affiliated entities (together, "Goldman"), held certain promissory notes issued during the quarter ended December 31, 2010, in the principal amount of $5.5 million (the “Goldman Notes”).  The Goldman Notes accrued interest at the rate of 6.0%, became due and payable on various dates in the quarter ending December 31, 2012, and were convertible into a total of 11,732,986 shares of the Company’s common stock.    In addition, Goldman was issued warrants to purchase 8.25 million shares of the Company’s common stock in connection with the issuance of the Goldman Notes, at an exercise price of $0.50 per share.  The total principal and accrued interest due and payable Goldman under the terms of the Goldman Notes at December 31, 2010 was $5,543,438, at which time Goldman may be deemed an affiliate of the Company due to his beneficial ownership of in excess of ten percent of the Company’s issued and outstanding shares of common stock.  Each of the Goldman Notes was paid, and/or converted into shares of the Company’s common stock on December 20, 2011 in connection with the Qualified Financing.

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

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that all of its members, other than Mr. Miller, who serves as the Company’s Chief Executive Officer, are “independent” within the meaning of the NASDAQ and Securities and Exchange Commission rules regarding independence.

We maintain separately designated Audit, Compensation and Nominating and Corporate Governance Committees. In applying the independence standards applicable to such Committee members, each of the members is considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2010 and 2009 by Stonefield Josephson, Inc. ("Stonefield"), the Company’s prior independent registered public accounting firm, and Mayer Hoffman McCann P.C., the Company's independent registered public accounting firm. On October 1, 2010, Stonefield combined its practice with Marcum LLP (“Marcum”) and began practicing in California and Hong Kong as "Marcum Stonefield", a division of Marcum. Accordingly, effective October 1, 2010, Stonefield effectively resigned as the Company's independent registered public accounting firm and Marcum became the Company's independent registered public accounting firm. The Audit Committee dismissed Marcum on June 30, 2011.

	Fiscal Year Ended
	2010	2009
Audit Fees

Marcum Stonefield	$-	$176,025

Mayer Hoffman	$113,000	$113,000

Total Fees	$113,000	$289,025

The Audit Committee of the Company’s Board of Directors approved all fees described above.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, currently Mayer Hoffman McCann P.C. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated October 27, 2005 (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 14, 2011).
3.3	Bylaws (incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.4
Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock dated November 2, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006).

3.5
Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock dated November 2, 2006, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2006).

3.6
Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed October 14, 2011).

3.7
Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock dated March 8, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 15, 2007).

3.8	Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as amended, dated February 10, 2009, filed herewith.
3.9
Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed October 14, 2011).

4.1
Warrant to Purchase Common Stock in favor of Imperial Bank, dated January 15, 1998 (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).

4.2
Registration Rights Agreement, dated March 9, 2007, by and between the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 15, 2007).

4.3	Form of Warrant to Purchase Common Stock dated March 9, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 15, 2007).
4.4
Registration Rights Agreement, dated September 25, 2007, by and between the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 26, 2007).

4.5	Form of Warrant to Purchase Common Stock dated September 25, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed September 26, 2007).
4.6	Form of Warrant to Purchase Common Stock dated September 5, 2008 (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).
4.7	Form of Warrant to Purchase Common Stock dated November 14, 2008 (incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).
4.8
Registration Rights Agreement, dated February 12, 2009, between the Registrant and BET Funding, LLC (incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

4.9
Warrant to Purchase Common Stock, dated February 12, 2009, issued by the Registrant to BET Funding, LLC (incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

4.10
Warrant to Purchase Common Stock, dated June 22 2009, issued by the Registrant to BET Funding, LLC (incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

4.11
Warrant to Purchase Common Stock, dated October 5 2009, issued by the Registrant to BET Funding, LLC (incorporated by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

4.12
Warrant to Purchase Common Stock, dated June 9, 2011, issued by the Registrant to Neal Goldman (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2011).

4.13	Warrant to Purchase Common Stock, dated December 12, 2011(Incporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 21, 2011).
4.14
Registration Rights Agreement, dated December 12, 2011, by and between the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed December 21,2011).

4.15	Form of Amendment to Warrant , dated December 14, 2011, filed herewith.
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

10.5	Amended and Restated 1999 Stock Plan Award (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed November 21, 2007).
10.6	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 14, 2005).
10.7	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed November 14, 2001).
10.8
Securities Purchase Agreement, dated March 9, 2007, by and between the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant Current Report on Form 8-K, filed March 15, 2007).

10.9
Securities Purchase Agreement, dated September 25, 2007, by and between the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 26, 2007).

10.10
Product Line Purchase Agreement, dated November 30, 2006, by and between the Registrant and PhotoLynx, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 26, 2006).

10.11
Office Space Lease between I.W. Systems Canada Registrant and GE Canada Real Estate Equity dated July 25, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.12
Form of Securities Purchase Agreement, dated August 29, 2008 by and between the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.13
Change of Control and Severance Benefits Agreement, dated September 27, 2008, between Registrant and Charles Aubuchon (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.14
Change of Control and Severance Benefits Agreement, dated September 27, 2008, between Registrant and David Harding (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.15
First Amendment to Employment Agreement, dated September 27, 2008, between the Registrant and S. James Miller (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.16
First Amendment to Employment Agreement, dated September 27, 2008, between the Registrant and Wayne Wetherell (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.17	Form of Convertible Note dated November 14, 2008 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).
10.18
Secured Note Agreement, dated February 12, 2009, by and between the Registrant and BET Funding, LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.19
Security Agreement, dated February 12, 2009, by and between the Registrant and BET Funding, LLC (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.20
Second Amendment to Change of Control and Severance Benefits Agreement, dated April 6, 2009, between Registrant and Charles Aubuchon (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.21
Second Amendment to Change of Control and Severance Benefits Agreement, dated April 6, 2009, between Registrant and David Harding (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.22
Second Amendment to Employment Agreement, dated April 6, 2009, between the Registrant and S. James Miller (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.23
Second Amendment to Employment Agreement, dated April 6, 2009, between the Registrant and Wayne Wetherell (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.24
Waiver and Amendment Agreement to Secured Note Agreement, dated June 9, 2009 between the Registrant and BET Funding, LLC (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.25
Second Amendment to Secured Note Agreement, dated June 22, 2009 between the Registrant and BET Funding, LLC (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.26
Office Space Lease between the Registrant and Allen W. Wooddell, dated July 25, 2008 (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.27
Third Amendment to Secured Note Agreement, dated October 5, 2009 between the Registrant and BET Funding, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.28
Fourth Amendment to Secured Note Agreement, dated November 11, 2009 between the Registrant and BET Funding, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.29
Assignment of Receivable dated November 11, 2009 between the Registrant and BET Funding, LLC (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.30
Third Amendment to Change of Control and Severance Benefits Agreement, dated December 10, 2009, between Registrant and Charles Aubuchon (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.31
Third Amendment to Change of Control and Severance Benefits Agreement, dated December 10, 2009, between Registrant and David Harding (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.32
Third Amendment to Employment Agreement, dated December 10, 2009, between the Registrant and S. James Miller (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.33
Third Amendment to Employment Agreement, dated December 10, 2009, between the Registrant and Wayne Wetherell (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).

10.34	Security Agreement, dated December 28, 2010 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K, filed on June 14, 2011).
10.35	Promissory Note dated June 9, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on June 14, 2011).
10.36	Security Agreement, amended, dated June 9, 2011 (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K, filed on June 14, 2011).
10.37
Amendment to Secured Promissory Note dated August 5, 2011 by and among the Company and BET Funding LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 11, 2010).

10.38
Securities Purchase Agreement, dated December 12, 2011, by and between the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011).

10.39
Note Exchange Agreement, dated December 12, 2011, by and between the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011).

10.40	Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Registrant and S. James Miller, filed herewith.
10.41	Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Registrant and Wayne Wetherell, filed herewith.
10.42	Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Registrant and David Harding, filed herewith.
10.43	Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Registrant and Charles Aubuchon, filed herewith.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).
23.1	Consent of Vantage Point Advisors, Inc., dated January 17, 2012, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: January 17, 2012	ImageWare Systems, Inc.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: January 17, 2012
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 17, 2012
S. James Miller, Jr.
Chairman of the Board

Date: January 17, 2012
John Callan
Director

Date: January 17, 2012
David Loesch
Director

Date: January 17, 2012
Steve Hamm
Director

Date: January 17, 2012	David Carey
Director

IMAGEWARE SYSTEMS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ImageWare Systems, Inc.

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' deficit, comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImageWare Systems, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
January 17, 2012

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$103	$342
Accounts receivable, net of allowance for doubtful accounts of $5 and $15 at December 31, 2010 and December 31, 2009, respectively	239	627
Inventory, net	12	220
Other current assets	57	66
Total Current Assets	411	1,255

Property and equipment, net	19	41
Other assets	58	60
Intangible assets, net of accumulated amortization	78	94
Goodwill	3,416	3,416
Total Assets	$3,982	$4,866

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,161	$955
Deferred revenue	1,073	1,335
Billings in excess of costs and estimated earnings on uncompleted contracts	241	274
Accrued expenses	1,822	1,672
Secured note payable, net of discount	—	1,696
Additional financing obligation	—	1,504
Notes payable to related parties	110	110
Total Current Liabilities	4,407	7,546

Convertible secured notes payable, net of discount	1,427	—
Derivative liabilities	15,653	11,603
Pension obligation	401	420
Total Liabilities	21,888	19,569

Shareholders’ equity (deficit):
Preferred stock, authorized 4,000,000 shares:
Series B convertible preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at December 31, 2010 and December 31, 2009; liquidation preference $735 and $683 at December 31, 2010 and December 31, 2009, respectively	2	2
Series C convertible preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 shares outstanding at December 31, 2010 and December 31, 2009; liquidation preference $2,956 and $2,780 at December 31, 2010 and December 31, 2009, respectively	—	—
Series D convertible preferred stock, $0.01 par value; designated 3,000 shares, 2,310 shares issued, and 2,085 and 2,198 shares outstanding at December 31, 2010 and December 31, 2009, respectively; liquidation preference $2,660 and $2,604 at December 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 23,845,481 and 21,258,264 shares issued at December 31, 2010 and December 31, 2009, respectively, and 23,838,777 and 21,251,560 shares outstanding at December 31, 2010 and December 31, 2009, respectively	237	211
Additional paid-in capital	85,186	83,363
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(62)	(86)
Accumulated deficit	(103,205)	(98,129)
Total Shareholders’ Deficit	(17,906)	(14,703)

Total Liabilities and Shareholders’ Deficit	$3,982	$4,866

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
	Years Ended December 31,
	2010	2009
Revenues:
Product	$3,192	$3,430
Maintenance	2,619	2,599
	5,811	6,029
Cost of revenues:
Product	1,059	1,165
Maintenance	938	814
Gross profit	3,814	4,050

Operating expenses:
General and administrative	2,546	2,433
Sales and marketing	1,528	1,705
Research and development	2,531	2,367
Depreciation and amortization	50	98
	6,655	6,603
Loss from operations	(2,841)	(2,553)

Interest expense (income), net	1,123	743
Change in fair value of financing obligation	(551)	1,335
Change in fair value of derivative liabilities	738	6,327
Financing expense	—	1,373
Loss on debt modification	1,100	750
Other income, net	(328)	(445)
Loss before income taxes	(4,923)	(12,636)

Income tax expense	126	—
Net loss	$(5,049)	$(12,636)
Preferred dividends	(396)	(403)
Net loss available to common shareholders	$(5,445)	$(13,039)

Basic and diluted loss per common share — see Note 2:
Operations	$(0.22)	$(0.65)
Preferred dividends	(0.02)	(0.02)
Basic and diluted loss per common share - see Note 2	$(0.24)	$(0.67)

Weighted-average shares outstanding (basic and diluted)	23,175,405	19,416,569

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
(In thousands, except share amounts)
	Series B Convertible,		Series C		Series D						Addit- ional	Accum- ulated Other
	Redeemable		Convertible,		Convertible,						Paid-	Compre-	Accum-
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		In	hensive	ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2008	239,400	$2	2,200	$-	2,198	$-	18,163,487	$180	(6,704)	$(64)	$86,008	$44	$(87,202)	$(1,032)
Cumulative effect of EITF 07-05	-	-	-		-	-	-	-	-	-	(5,836)	-	1,709	(4,127)
Issuance of common stock to consultants in lieu of cash	-	-	-	-	-	-	-	-	-	-	111	-	-	111
Issuance of common stock pursuant to warrant exercises	-	-	-	-	-	-	2,741,075	27	-	-	1,343	-	-	1,370
Issuance of common stock pursuant to cashless warrant exercises	-	-	-	-	-	-	353,702	4	-	-	(4)	-	-	-
Modif-ication of existing warrants	-	-	-	-	-	-	-	-	-	-	1,373	-	-	1,373
Issuance of warrants for financing commission in lieu of cash	-	-		-		-	-	-	-	-	122	-	-	122
Stock-based comp-ensation expense	-	-	-	-		-	-	-		-	246	-	-	246
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(176)	-	(176)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	46	-	46
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(12,636)	(12,636)
Balance at December 31, 2009	239,400	$2	2,200	$-	2,198	$-	21,258,264	$211	(6,704)	$(64)	$83,363	$(86)	$(98,129)	$(14,703)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
(In thousands, except share amounts)
(continued)
	Series B Convertible,		Series C		Series D						Addit -ional	Accum-ulated Other
	Redeemable		Convertible,		Convertible,						Paid-	Compre-	Accum-
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		In	hensive	ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Issuance of common stock pursuant to warrant exercises	-	-	-	-	-	-	1,000,000	10	-	-	490	-	-	500
Issuance of restricted stock grants pursuant to stock exchange agreement	-	-	-	-	-	-	847,258	8	-	-	(8)	-	-	--
Conversion of preferred stocks into common	-	-	-	-	(113)	-	281,428	3	-	-	24	-	(27)	--
Issuance of common stock pursuant to cashless warrant exercises	-	-	-	-	-	-	458,531	5	-	-	(5)	-	-	-
Stock-based comp-ensation expense	-	-	-	-	-	-	-	-	-	-	243	-	-	243
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	-	-	1,079	-	-	1,079
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(18)	-	(18)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	42	-	42
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,049)	(5,049)
Balance at December 31, 2010	239,400	$2	2,200	$-	2,085	$-	23,845,481	$237	(6,704)	$(64)	$85,186	$(62)	$(103,205)	$(17,906)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2010	2009

Net loss	$(5,049)	$(12,636)
Other comprehensive income (loss):
Additional minimum pension liability	42	46
Foreign currency translation adjustment	(18)	(176)
Comprehensive loss	$(5,025)	$(12,766)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,	Year Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(5,049)	$(12,636)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	50	98
Amortization of debt discounts and debt issuance costs	675	387
Cha Change in fair value of additional financing obligation	(551)	1,335
Stock based compensation	243	357
Change in fair value of derivative liabilities	738	6,327
Non-cash warrant financing expense	74	1,552
Loss on debt modification	1,100	750
Change in assets and liabilities
Accounts receivable	388	(124)
Inventory	209	(203)
Other assets	20	105
Accounts payable	206	(1,433)
Accrued expenses	151	144
Deferred revenue	(262)	463
Billings in excess of costs and estimated earnings on uncompleted contracts	(33)	(5)
Pension obligation	(28)	9

Total adjustments	2,979	9,762

Net cash used by operating activities	(2,070)	(2,874)

Cash flows from investing activities
Purchase of property and equipment	(13)	(16)

Net cash used by investing activities	(13)	(16)

Cash flows from financing activities
Proceeds from issuance of notes payable with warrants	5,750	2,325
Repayment of notes payable	(4,430)	(350)
Financing costs	-	(154)
Proceeds from exercise of stock purchase warrants	500	1,370

Net cash provided by financing activities	1,820	3,191
Effect of exchange rate changes on cash and cash equivalents	24	(130)
Net increase (decrease) in cash and cash equivalents	(239)	171
Cash and cash equivalents at beginning of period	342	171

Cash and cash equivalents at end of period	$103	$342

Supplemental disclosure of cash flow information:
Cash paid for interest	$418	$3
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Issuance of additional financing obligation with secured debt	$—	$169
Beneficial conversion feature of convertible debt	$1,079	$—
Non-cash fees added to secured notes payable	$85	$12
Issuance of common stock pursuant to restricted stock grants	$8	$—
Issuance of common stock pursuant to cashless warrant exercises	$5	$4
Conversion of preferred stock into common stock	$27	$—
Additional financing obligation issued with notes payable	$—	$169
Warrants issued with notes payable	$3,238	$1,093
Cumulative effect of adoption of ASC 815	$—	$5,836
The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.	DESCRIPTION OF BUSINESS AND OPERATIONS

Overview

The Company was incorporated in the state of California in 1987 and reincorporated in Delaware in 2005.  The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity.   The Company’s “flagship” product is the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or Internet sites.  Biometric technology is now an integral part of all markets the Company addresses and all of the products are integrated into the IWS Biometric Engine.

On December 20, 2011, the Company consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, the Company issued 20.0 million shares of its common stock (the “Shares”), and warrants to purchase 12,207,500 shares of its common stock exercisable for $0.50 per share (“Warrants”).  The Warrants expire five years from the date of grant.   As a result of the Qualified Financing, the Company’s Series C 8% Convertible Preferred Stock (“Series C Preferred”) and Series D 8% Convertible Preferred Stock (“Series D Preferred”) were automatically converted into 11,768,525 shares of common stock.  In addition, in connection with the Qualified Financing, a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of the Company’s common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.

        During the first three quarters of fiscal 2010, the Company was faced with limited funds for operations. As a result, the Company has taken measures to reduce operating costs. Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report and that the Company will have sufficient liquidity to fund its business and meet its contractual obligations over a period beyond the next 12 months. However, the Company may be required to obtain additional financing in order to fund continued operations. Due to the tightening of the credit markets, general economic conditions, the Company’s SEC filing delinquencies and other economic and business factors, this financing may not be available to the Company on acceptable terms or at all. Although the Company cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, the Company does not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Operating Cycle

Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, although they will be liquidated in the normal course of contract completion which may take more than one operating cycle.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, calculation of the Company’s tax provision, inventory obsolescence reserve, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value of derivative liabilities and revenue and cost of revenues recognized under the percentage of completion method. Actual results could differ from estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, and money market accounts.

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

        Derivative Financial Instruments

        The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

        The Company reviews the terms of the common and preferred stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

        Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

        The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

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

Inventories

Inventories are stated at the lower of cost, determined using the average cost method or market.

Goodwill

The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other”. In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 and intangible assets with an indefinite life are analyzed for impairment under ASC 360. In accordance with ASC 350, goodwill, or the excess of cost over fair value of net assets acquired, is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company’s reporting unit is at the entity level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values.

The Company did not record any goodwill impairment charges for the years ended December 31, 2010 and 2009.

Intangible and Long Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2010 and 2009 exceeded the FDIC insurance limits of $250,000 for 2010 and 2009. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $5,000 and $15,000 at December 31, 2010 and 2009, respectively.

For the year ended December 31, 2010 two customers accounted for approximately 31%, or $1,803,000 of total revenues and had trade receivables of approximately $15,000.  For the year ended December 31, 2009 two customers accounted for approximately 23%, or $1,412,000 of total revenues and had trade receivables of approximately $286,000.

Stock Based Compensation

At December 31, 2010, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in selling, general and expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.  Stock-based compensation expense related to equity options was approximately $243,000 and $246,000 for the years ended December 31, 2010 and 2009, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2010 and 2009, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations range from 64% to 119%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company as computed by this method range from 5.5 years to 6.1 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations range from 4.1% to 4.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of approximately 10% for corporate officers, 4% for members of the Board of Directors and 6% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive income, decreased approximately $18,000 for the year ended December 31, 2010 and decreased approximately $176,000 for the year ended December 31, 2009.

Comprehensive Income

Comprehensive income consists of net gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss). For the Company, the only items are the cumulative translation adjustment and the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, "Compensation - Retirement Benefits - Defined Benefit Plans – Pension".

Revenue Recognition

The Company recognizes revenue from the following major revenue sources:

■	Long-term fixed-price contracts involving significant customization
■	Fixed-price contracts involving minimal customization

■	Software licensing
■	Sales of computer hardware and identification media

■	Postcontract customer support (PCS)

       The Company’s revenue recognition policies are consistent with U.S. GAAP including ASC 985-605, “Software Revenue Recognition”, ASC 605-35 “Revenue Recognition, Construction-Type and Production-Type Contracts”, “Securities and Exchange Commission Staff Accounting Bulletin 104, and ASC 605-25 “Revenue Recognition , Multiple Element Arrangements”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits.  Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts”. Amounts billed to customers in excess of revenues recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts. Revenue from contracts for which the Company cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenues".  Sales tax collected from customers is excluded from revenue.

Advertising Costs

The Company expenses advertising costs as incurred. The Company did not incur any advertising expense during the years ended December 31, 2010 and 2009.

Loss Per Share

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued at the date of issuance. The dilutive effect of outstanding stock options are included in the calculation of diluted loss per common share, if dilutive, using the treasury stock method. During the years ended December 31, 2010 and 2009, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been anti-dilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at December 31, 2010	Number of Common Shares Convertible into at December 31, 2009
Convertible notes payable	10,700,109	215,803
Convertible preferred stock – Series B	54,784	51,153
Convertible preferred stock – Series C	5,854,290	5,502,290
Convertible preferred stock – Series D	5,249,296	5,192,618
Stock options	1,463,295	2,300,038
Restricted stock grants	360,000	360,000
Warrants	19,737,612	14,448,253
Total Potential Dilutive Securities	43,419,386	28,070,155

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2010 and 2009:

(Amounts in thousands, except share and per share amounts)	Years Ended December 31,
	2010	2009
Numerator – net loss :
Net loss	$(5,049)	$(12,636)
Less preferred stock dividends	(396)	(403)
Net loss available to common shareholders	$(5,445)	$(13,039)

Denominator
Weighted-average shares outstanding	23,175,405	19,416,569

Basic and diluted loss per share:
Operations	$(0.22)	$(0.65)
Preferred dividends	$(0.02)	$(0.02)
Net loss per common share	$(0.24)	$(0.67)

Segment Information

Prior to its acquisitions during 2001 of G & A, Castleworks and E-Focus, the Company operated in one business segment. With its acquisition of G & A, Castleworks and E-Focus, the Company determined it was comprised of three reportable segments based on the management approach as prescribed by ASC 280, Segment Reporting.  These segments were determined to be: Law Enforcement, Identification and Digital Photography.  With the sale of its entire Digital Photography product line in November 2006, the Company reassessed the composition of its operating segments and determined that it no longer operates in separate, distinct market segments but rather operates in one market segment, that segment being identity management.  The Company’s determination was based on fundamental changes in the Company’s business structure due to the consolidation of operations, restructuring of the Company’s operations and management team, and the integration of what where previously distinct, mutually exclusive technologies.  This has resulted in changes in the manner by which the Company’s chief decision maker assesses performance and makes decisions concerning resource allocation.

        New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies, which are adopted by us as of the specified effective date.  Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

FASB ASU 2010-06.  In January 2010, the FASB issued FASB Accounting Standards Update, or ASU 2010-06, amends the disclosure requirements relating to recurring and nonrecurring fair value measurements.  New disclosures are required about transfers into and out of the levels 1 and 2 fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  This ASU also requires an entity to present information about purchases, sales, issuances and settlements for significant unobservable inputs on a gross basis rather than as a net number.  This ASU was effective for us with the reporting period beginning January 1, 2010, except for the disclosures on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning October 1, 2011.  The adoption of this ASU had no impact on the Company’s financial position and results of operations, as it only requires additional disclosures.

FASB ASU 2010-29.  In December 2010, the FASB issued FASB ASU 2010-29, which requires an entity to disclose revenue and earnings of a combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  It also requires pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The Company does not expect the adoption of ASU 2010-29 to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-05.  In June 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. As this new standard only requires enhanced disclosure, the adoption of ASU 2011-05 will not impact the Company’s financial position or results of operations.

FASB ASU 2011-08.  In September 2011 the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”). This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-09.  The FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company does not expect the adoption of ASU 2011-09 to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to prior years’ consolidated financial statements to conform to the current year presentation. There was no effect on net loss or cash flows as a result of such reclassifications.

3.           FAIR VALUE

The Company accounts for fair value measurements in accordance with ASC Topic No. 820, “Fair Value Measurements and Disclosures,” (“Topic No. 820”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC Topic 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,349	$1,349	$—	$—
Totals	$1,349	$1,349	$—	$—
Liabilities:
Additional financing obligation	$1,504	$—	$—	$1,504
Derivative liabilities	$11,603	$—	$—	$11,603
Totals	$13,107	$—	$—	$13,107

	Fair Value at December 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,369	$1,369	$—	$—
Totals	$1,369	$1,369	$—	$—
Liabilities:
Derivative liabilities	$15,653	$—	$—	$15,653
Totals	$15,653	$—	$—	$15,653

The Company’s pension assets are classified within Level 1 of the fair value hierarchy because they are valued using market prices.  The pension assets are primarily comprised of the cash surrender value of insurance contracts. All plan assets are managed in a policyholder pool in Germany by outside investment managers.  The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital.

The fair value of the Company’s secured notes payable and additional financing obligation are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses various pricing models that are consistent with what other market participants would use.  Significant assumptions used in calculating the fair value of the note and the additional financing obligation include the application of the Black-Scholes option pricing model and Monte-Carlo simulation methodologies used to value the additional financing obligation and the warrants issued to the Lender.  The determination of fair value of the additional financing obligation and warrants issued to the lender using the Black-Scholes option-pricing model and Monte-Carlo simulation methodologies is affected by the stock price as well as assumptions regarding the expected stock price volatility over the term of these instruments. The Company calculated the expected volatility assumptions based on the historical volatility of the Company’s stock.

       Beginning January 1, 2009, the Company recorded derivative liabilities on its consolidated balance sheet as derivative liabilities related to certain warrants and the conversion feature embedded in its Series C and Series D Preferred Stock. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities.  The Monte-Carlo simulation methodologies is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future financings.

       A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Additional Financing Obligation	Derivative Liabilities

Balance December 31, 2008	$—	$—
Cumulative adjustment of the fair value of derivative liabilities
as of January 1, 2009	—	4,128
Included in earnings	1,335	6,327
Issuances	169	1,148
Balance at December 31, 2009	$1,504	$11,603
Total unrealized gains	—	—
Included in earnings	(551)	738
Settlements	(2,108)	—
Issuances	1,155	3,312
Transfers in and/or out of Level 3	—	—
Balance at December 31, 2010	$—	$15,653

       The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.

4.           INTANGIBLE ASSETS AND GOODWILL

The following table presents the changes in the carrying amounts of the Company’s acquired intangible assets for the years ended December 31, 2010 and 2009. All intangible assets are being amortized over their estimated useful lives with no estimated residual values.

($ in thousands)	Total
Balance of intangible assets as of January 1, 2009	$110

Intangible assets acquired	—
Amortization of intangible assets recorded during year ended December 31, 2009	(16)
Impairment losses recorded during the year ended December 31, 2009	—

Balance of intangible assets as of December 31, 2009	$94

Intangible assets acquired	—
Amortization of intangible assets recorded during year ended December 30, 2010	(16)
Impairment losses recorded during the year ended December 31, 2010	—
Balance of intangible assets as of December 31, 2010	$78

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. In 2006, the Company determined that its only reporting unit is Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired as of December 31, 2010 and 2009.

Amortization expense for the years ended December 31, 2010 and 2009 was approximately $16,000.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2012	$16
2013	16
2014	16
2015	16
2016	14
Thereafter	—
Totals	$78

5.           RELATED PARTIES

As more fully described in Note 10 to these consolidated financial statements, on November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Related Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009 for which a forbearance waiver was obtained which is more fully described in Note 10.

       In conjunction with the issuance of the Related Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

6.           INVENTORY

Inventories at December 31, 2010 were comprised of work in process of $7,000 representing direct labor costs on in-process projects and finished goods of $5,000 net of reserves for obsolete and slow-moving items of $2,000.  Inventories at December 31, 2009 were comprised of work in process of $51,000 representing direct labor costs on in-process projects and finished goods of $169,000 net of reserves for obsolete and slow-moving items of $79,000.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

7.           PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009, consists of:

($ in thousands)	2010	2009

Equipment	$820	$1,472
Leasehold improvements	—	31
Furniture	66	162
	886	1,665
Less accumulated depreciation	(867)	(1,624)
	$19	$41

During the year ended December 31, 2010, the Company disposed of Leasehold Improvements of approximately $31,000 net of accumulated amortization of $31,000; furniture of $96,000 net of accumulated depreciation of $96,000 and equipment of $669,000 net of accumulated depreciation of $669,000.

Total depreciation expense for the years ended December 31, 2010 and 2009 was approximately $35,000 and $83,000, respectively.

8.           BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company recognizes sales and cost of sales on long-term, fixed price contracts involving significant amounts of customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.  Such amounts are included in the accompanying consolidated balance sheets under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts”.

Costs and estimated earnings on uncompleted contracts and related amounts billed under contract provisions as of December 31, 2010 and December 31, 2009 are as follows:

($ in thousands)	December 31, 2010	December 31, 2009

Costs incurred on uncompleted contract	$539	$302
Estimated earnings	980	665
	1,519	967

Less: billings to date	(1,760)	(1,242)
Billings in excess of costs and estimated earnings on uncompleted contract	$(241)	$(274)

9.           ACCRUED LIABILITIES

Principal components of accrued liabilities consist of:

($ in thousands)	December 31, 2010	December 31, 2009

Compensated absences	$245	$224
Wages and sales commissions	117	114
Customer deposits	199	50
Liquidated damages	165	418
Royalties	251	251
Professional fees	14	23
Board of directors fees	376	216
Income Taxes	163	36
Interest and dividends	121	169
Other	171	171
	1,822	$1,672

10.           NOTES PAYABLE AND ADDITIONAL INTEREST OBLIGATION

Notes payable consist of the following:

($ in thousands)	December 31,	December 31,
	2010	2009
Secured Promissory Note
9% secured promissory note. Face value of note $0 and $2,325 at December 31, 2010 and 2009, respectively. Discount on note is $0 and $291 at December 31, 2010 and 2009, respectively. Note due June 30, 2010.	$—	$1,696
Total secured notes payable	—	1,696
Secured Convertible Notes Payable
6% secured convertible notes payable. Face value of notes $5,500 and $0 at December 31, 2010 and 2009, respectively. Discount on notes is $4,073 and $0 at December 31, 2010 and 2009, respectively. Notes due October through December of 2012.	$1,427	$—
Total convertible notes payable	$1,427	$—
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $110. Discount on notes at is $0 at December 31, 2010 and 2009 . Notes were due February 14, 2009 and extended to January 31, 2010.	$110	$110
Total notes payable to related parties	$110	$110

Total notes payable	$1,537	$1,806
Less current portion	(110)	(1,806)
Long-term notes payable	$1,427	$—

Future maturities of long-term debt are as follows as of December 31, 2010:

($ in thousands)
2011		$—
2012		$5,500
2013		$—
2014		$—
2015		$—
	$$$	5,500

        7% Convertible Promissory Notes to Related Parties

On November 14, 2008, the Company entered into a series of convertible promissory notes (the "Related-Party Convertible Notes"), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were due February 14, 2009. The principal amount of the Related-Party Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into common stock of the Company. The number of shares into which the Related-Party Convertible Notes are convertible shall be calculated by dividing the outstanding principal and accrued but unpaid interest by $0.55 (the “Conversion Price”).

In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company. The warrants have an exercise price of $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

        The Company, in 2008, initially recorded the convertible notes net of a discount equal to the fair value allocated to the warrants of approximately $13,000.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 96%.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $12,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company has accreted the beneficial conversion feature over the life of the note.  For the years ended December 31, 2010 and 2009, the Company recorded $0 and $12,000, respectively, as interest expense from the amortization of the discount related to the fair value of the warrants and from the accretion of the beneficial conversion feature.

              The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes.  As consideration for the waiver and note extension, the Company issued to the Related-Party Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s common stock.  The warrants have an exercise price of $0.54 per share and expire on August 25, 2014. The Company did not repay the notes on January 31, 2010 and is currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

The warrants issued in conjunction with the August 2009 waiver of default contain anti-dilution provisions, which require derivative liability classification (see Note 11). The Company recorded the grant date fair value of the warrants using a Monte-Carlo simulation analysis,  which resulted in the recognition of  expense of approximately $52,000.  Such expense is included as a component of interest expense in the Company’s consolidated statements of operations for the year ended December 31, 2009.

9% Secured Promissory Note

 In February 2009, the Company entered into a secured promissory note (the "Note"), for $5,000,000 with a third-party lender (“the Lender”). The Note secures a credit facility for a total of up to $5,000,000. The initial advance under the Note was $1,000,000. Subsequent advances are subject to the discretion of the Lender. The note bears interest at 5.0% per annum on the outstanding principal and interest and are due on June 30, 2010. The Company will also pay the Lender additional financing fees (the “Additional Financing Obligation”) on the maturity date or such earlier date as may be required under the terms of the note equal to the greater of $400,000 or an amount equal to 2,000,000 multiplied by the average of the closing prices for the common stock of the Company for the ten trading day period immediately preceding the date of such interest payment.

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

The Company recorded the Note and Additional Financing Obligation net of a discount equal to the fair values allocated to the various financial instruments issued to the Lender.  The warrants issued in conjunction with the Note contained anti-dilution provisions, which require derivative liability classification (see Note 11). The Company estimated the fair value of the warrants using a Monte-Carlo simulation, which resulted in note discount from the issuance of the warrants of approximately $562,000.  The Company recorded the Additional Financing Obligation equal to the fair values of  the additional financing component using the Black-Scholes option-pricing model, which resulted in additional note discount of approximately $169,000.  In addition, the Company accreted the $400,000 minimum payment to interest expense over the term of the agreement.

The Note is secured by all of the assets of the Company. Under the terms of the Note, the entire outstanding balance together with all accrued interest shall be payable on (i) the maturity date (June 30, 2010), (ii) a change of control transaction, (iii) receipt by the Company of proceeds from the sale of equity or equity linked securities of the Company in excess of $2,500,000, (iv) receipt by the Company of proceeds from the issuance by the Company of any type of additional debt instruments, or (v) upon the occurrence of an event of default under the terms of the Note.

In June 2009, the Lender and the Company agreed to amend the Note (“Amendment No. 1”) whereby the Company received a waiver of default and extension of certain date sensitive covenants contained in the Note.  As consideration for the waiver and extension, the Company issued to the Lender warrants to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 9, 2009 until June 9, 2014.  In conjunction with the June 2009 waiver and extension, the interest rate on the Note was changed to 9% per annum, retroactive to February 2009.

The Company evaluated the waiver of default and interest rate change under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (ASC 470-50) to determine if the modification was substantial.  The Company determined that because the change in fair value of the debt instruments was greater than 10% of the present value of the cash flows between the modified debt instruments and original debt instruments, the debt modification was substantial and therefore the Company accounted for the modification as a debt extinguishment.  Accordingly, the Company recorded the new debt instrument at fair value and recorded a loss on debt extinguishment of approximately $750,000 during 2009.   The loss on debt extinguishment of $750,000 includes approximately $132,000 of unamortized deferred financing fees written off due to the debt extinguishment. The Company recorded the new debt instruments net of a discount equal to the fair values allocated to the various financial instruments issued to the Lender.  The Company estimated the fair value of the warrants using a Monte-Carlo simulation, which resulted in a note discount from the issuance of the warrants of approximately $188,000.  The Company is accreting the note discount and the Additional Financing Obligation discount using the effective interest rate method over the life of the Note.

In June 2009, the Lender and the Company further amended the Note (“Amendment No. 2”) whereby the Lender advanced the Company an additional $350,000 and amended certain terms of the Note.  As consideration for the additional advance, the Company issued to the Lender warrants to purchase 700,000 shares of common stock of the Company at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 22, 2009 until June 22, 2014.

The Company recorded Amendment No. 2 net of a discount equal to the fair value allocated to warrants.  The Company estimated the fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in a note discount from the issuance of the warrants of approximately $238,000.

In October 2009, the Lender and the Company further amended the Note (“Amendment No. 3”) whereby the Lender agreed to make additional advances in an aggregate amount up to $1,000,000 (“Third Amendment Advance”) to only be used for the purpose of compromising certain of the Company’s outstanding vendor payables or for paying for the audit of the Company’s financial statements.  The amendment calls for the Company to repay the lender in full the amount of any and all Third Amendment Advances, together with all accrued and unpaid interest thereon, on or before January 31, 2010.  On October 5, 2009, the Lender made an advance of $300,000 to the Company pursuant to these provisions.  As consideration for the additional advance, the Company issued to the Lender warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.60 per share.  Such warrants may be exercised at any time from October 5, 2009 until October 5, 2014.  As additional consideration, the Company assigned certain patents related to discontinued product lines to the Lender with the condition that the Company would participate in future proceeds generated from efforts by the Lender to monetize the patents.

The Company recorded the Amendment No. 3 borrowing net of a discount equal to the fair value allocated to warrants and the patent assignment.  The warrants issued in conjunction with the Third Amendment Advance contained anti-dilution provisions, which require derivative liability classification (see Note 11). The Company estimated the fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in note discount from the issuance of the warrants of approximately $105,000.  The Company estimated the fair value of the patent assignment to be $0 based on the unsuccessful attempt to monetize the patents.

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

In December 2009, the Lender advanced an additional $325,000 under Amendment No. 3. In December 2009, the Lender added approximately $12,000 in legal fees to the principal balance of the note.

In February 2010, the Lender and the Company further amended the Note (“Amendment No. 5”) whereby the Lender extended the due date of amounts due on January 31, 2010 to March 15, 2010.

   In March 2010, the Lender and the Company further amended the Note (“Amendment No. 6”) whereby the Lender made an additional advance of $250,000 under the Note.  As consideration for the advance, the Company will pay the Lender additional interest on the maturity date or such earlier date as may be required under the terms of the Note in an amount equal to 200,000 multiplied by the average of the closing prices for the common stock of the Company for the ten trading day period immediately preceding the date of the payment of such interest payment.  As additional consideration for making the advance, the Company assigned to the Lender its rights, title and interest in and to fifty percent of certain after-cost proceeds that may be received in connection with the Company’s prosecution of certain commercial tort claims (including, but not limited to, claims related to the infringement of the Company’s intellectual property). In conjunction with Amendment No. 6, the interest rate on the Note was changed to 10% per annum, retroactive to February 2009. Also in conjunction with Amendment No. 6, the Lender extended the due dates of amounts due on March 15, 2010 to June 30, 2010.

   In conjunction with Amendments No. 5 and No. 6, the Lender added an aggregate of $15,000 to the note principal during 2010.

The Company recorded the borrowing under Amendment No. 6 net of a discount equal to the fair value of the change in the additional interest obligation of approximately $140,000.  The Company estimated the fair value of the change in the additional interest obligation using the Black-Scholes option pricing model using the following assumptions: term of 0.3 years, a risk free interest rate of 0.20%, a dividend yield of 0%, and volatility of 107%.

Amendments Nos. 2 through 6 were evaluated under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (ASC 470-50) to determine if the modification was substantial. Based on such analysis, the Company determined that such amendments were not substantial.

In June 2010, the Company did not repay the outstanding note principal and interest due under the terms of the Note, which were due on June 30, 2010.  In August 2010, the Company further amended the Note (“Amendment No. 7”) whereby the Lender extended the maturity date to September 15, 2010.  The Note was further amended to allow the Company a 60 day grace period beyond September 15, 2010 if, prior to September 15, 2010, the Company can deliver a customer contract (or contracts) sufficient to generate aggregate revenue of not less than $25 million. In conjunction with the amendment, the Company agreed to pay a $50,000 amendment fee (such fee to be added to the principal balance of the Note as of the date of the amendment). The Company also agreed to amend the clause in the Note requiring the Company to pay additional interest on the Note equal to the greater of $400,000 or an amount equal to 2,200,000 times the average of the five highest closing prices for the Company’s common stock from February 12, 2009 to the maturity date of the Note.  The additional interest will, however, not exceed $2,200,000.  Prior to the amendment this payment was based upon the average of the 10 daily closing prices immediately preceding the date of payment and had no upper limit.

The Company evaluated the Amendment No. 7 modification under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (ASC 470-50) to determine if the modification was substantial.  The Company determined that because the change in fair value of the debt instruments was greater than 10% of the present value of the cash flows between the modified debt instruments and original debt instruments, the debt modification was substantial and therefore the Company accounted for the modification as a debt extinguishment.  Accordingly, the Company recorded the new debt instrument at fair value and recorded a loss on debt extinguishment of approximately $1,763,000 during 2010.

On October 6, 2010, the Company entered into a Settlement Agreement (the “Agreement”) with the Lender whereby the Company agreed to pay the Lender the sum of $4,703,465 (consisting of outstanding principal, interest, amounts due under the terms of the Additional Financing Obligation and legal fees) in three payments to be made in the amount of $1,567,821 due on or before October 8, 2010; $1,567,822 due on or before November 30, 2010; and a third and final payment of $1,567,822 due on or before December 30, 2010.  Interest will continue to accrue at a rate of 18% per annum on the outstanding indebtedness until the date of payment.  The Lender retains a first priority security interest in the assets of the Company pursuant to the terms of the Note. The Company made the scheduled installment payments in accordance with the Agreement with the final payment being made on December 8, 2010.

6% Secured Convertible Promissory Notes

On October 5, 2010, the Company entered into a new, two year unsecured convertible 6% note (“Convertible Note No. 1”) in the amount of $2,000,000 purchased by an existing shareholder.  Convertible Note No. 1 is convertible into common shares at $0.50 per share.  In conjunction with the issuance of the Convertible Note No. 1, the Company issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50.

The Company recorded Convertible Note No. 1 net of a discount equal to the fair value allocated to the warrants of approximately $408,000.  The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc., to perform the Monte-Carlo simulations used to arrive at the estimate of fair value.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $408,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company will accrete the note discount and beneficial conversion feature over the life of the note using the effective interest rate method.

On November 5, 2010, the Company entered into a new, two year unsecured convertible 6% note (“Convertible Note No. 2”) in the amount of $2,000,000 purchased by the same shareholder.   Convertible Note No. 2 is convertible into common shares at $0.50 per share.  In conjunction with the issuance of Convertible Note No. 2, the Company issued warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.50.

The Company recorded Convertible Note No. 2 net of a discount equal to the fair value allocated to the warrants of approximately $2,000,000.  The Company estimated the fair value of the warrants to be approximately $2,074,000 using a Monte-Carlo simulation performed by an independent third party, Vantage Point Advisors, Inc. The Company also recorded an additional $74,000 in financing expense based on the fair value of the warrants as the grant date fair value of the warrants exceeded the face amount of the convertible note. The Company will accrete the note discount over the life of the note using the effective interest rate method.

On December 8, 2010, the Company entered into a new, two year unsecured convertible 6% note (“Convertible Note No. 3”) in the amount of $1,500,000 purchased by the same shareholder.   Convertible Note No. 3 is convertible into common shares at $0.50 per share.  In conjunction with the issuance of Convertible Note No. 3, the Company issued warrants to purchase 2,250,000 shares of common stock with an exercise price of $0.50.

The Company recorded Convertible Note No. 3 net of a discount equal to the fair value allocated to the warrants of approximately $830,000.  The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc., to perform the Monte-Carlo simulations used to arrive at the estimate of fair value.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $671,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company will accrete the note discount and beneficial conversion feature over the life of the note using the effective interest rate method.

On December 8, 2010, the Company entered into a security agreement with the Lender of Convertible Notes Nos. 1 through 3 (collectively the “6% Convertible Notes”) whereby Company granted the 6% Convertible Note holder a first priority lien on and security interest in all the assets of the Company.

The following table sets forth the various components of interest expense, amortization of debt discounts and beneficial conversion features, changes in fair value of the additional financing obligation and losses recorded on debt modification for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010				Year Ended December 31, 2009
	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals
($ in Thousands)
Coupon interest rate	$9	$314	$47	$370	$9	$106	$-	$115

Accretion of note discount	$-	$431	$175	$606	$6	$351	$-	$357

Accretion of beneficial conversion feature	$-	$-	$68	$68	$6	$-	$-	$6

Accretion of Additional Financing Obligation	$-	$144	$-	$144	$-	$256	$-	$256

FV of warrants issued for 7% convertible note default	$-	$-	$-	$-	$52	$-	$-	$52

Amortization of deferred financing fees	$-	$-	$-	$-	$-	$26	$-	$26

Change in Fair Value of Additional Financing Obligation	$-	$(695)	$-	$(695)	$-	$1,079	$-	$1,079

Loss on loan modifications	$-	$1,100	$-	$1,100	$-	$750	$-	$750

Total of expense recorded on debt instruments	$9	$1,294	$290	$1,593	$73	$2,568	$-	$2,641

11.           DERIVATIVE LIABILITIES

In June 2008, FASB ratified guidance included in ASC 815, Derivatives and Hedging-Contracts in Entity’s Own Equity-Scoped and Scope Exceptions ("ASC 815"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.  The guidance, which was effective January 1, 2009, provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  ASC 815 indicates that “contracts issued or held by that reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position” should not be considered derivative instruments (“Topic 815 Scope Exception”).

Prior to the implementation of ASC 815, the embedded conversion feature of the Company’s Series C and Series D Preferred Stocks and stock purchase warrants were classified as permanent equity because they met the Topic 815 Scope Exception and all of the criteria in the FASB guidance covering the accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock.  However, both the Series C and Series D convertible preferred stock conversion feature and the conversion features contained in certain warrants contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices of the instruments, the conversion ratio would be adjusted.

ASC 815 provides that an instrument’s strike price or the number of shares used to calculate the settlement amount are not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity’s control. If the instruments strike price or the number of shares used to calculate the settlement are not fixed, the instrument (or embedded feature) would still be considered indexed to an entity’s own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares.  Both the warrants and preferred stocks contain a price protection provision (or anti-dilution provision) that reduces the warrant strike price or preferred conversion rate in the event the Company issues additional shares at a more favorable price than the strike price.

Under the provisions of ASC 815, the embedded conversion feature in the Company’s Series C and Series D Preferred Stock and the anti-dilution provisions in certain warrants are not considered indexed to the Company’s stock because future equity offerings of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares.  Accordingly, beginning January 1, 2009, the Company is required to account for the embedded derivatives related to the conversion feature in its Series C and Series D Preferred Stocks and certain warrants as derivative liabilities (collectively the “Derivative Liabilities”).  In accordance with ASC 815, the cumulative effect of this change in accounting principle is recognized as an adjustment to the opening balance of the Company’s equity on January 1, 2009.  The cumulative effect adjustment is based on amounts that would have been recognized if the guidance in ASC 815 had been applied from the date the preferred stock and warrants were issued.

The Company is required to mark to market at the end of each reporting period the value of the derivative liabilities.  The Company revalues these derivative liabilities at the end of each reporting period by using available market information and commonly accepted valuation methodologies.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values of the derivative liabilities will be the value of the Company’s common stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

       The Company uses a Monte-Carlo simulation methodology in the determination of the fair value of the Derivative Liabilities.  The Monte-Carlo simulation methodology is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the Derivative Liabilities and assumptions regarding future financings. The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc., to perform the Monte-Carlo simulations used to arrive at the estimate of fair value.

During the year ended December 31, 2009, the Company issued 6,560,000 warrants requiring derivative liability classification with a grant date fair value of approximately $1,148,000.  During the year ended December 31, 2010, the Company issued 8,250,000 warrants requiring derivative liability classification with a grant date fair value of approximately $3,312,000.

12.           INCOME TAXES

       The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, (ASC 740). Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.  The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset.

       ASC 740-10 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

       The Company’s uncertain position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among our global operations and the impact of tax rulings made during the period affecting our tax positions. Our existing tax position could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2010 and 2009 was $33,000 and $0, respectively.

       The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company underwent an examination by the Canadian Revenue Agency (“CRA”) for the 2001 to 2008 tax years. In June 2010, the Company was notified that the CRA proposed certain significant adjustments to the Company’s transfer pricing tax position for the years 2001 through 2008.  Management evaluated these proposed adjustments and in July 2010 filed a formal notice of appeal.  In 2011, the Company was notified that certain significant portions of the Company’s appeal had been accepted by the CRA.  As a result of appeal, the Company has recorded a tax provision of approximately $126,000 and $0 for the years ended 2010 and 2009, respectively.

       Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. No assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals.  The Company adjusts these items in light of changing facts and circumstances.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

The significant components of the income tax provision (benefit) are as follows:

($ in thousands)	Year Ended December 31,
	2010	2009
Current
Federal	$—	$—
State	—	—
Foreign	126	—

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$126	$—

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2010 and 2009 are as follows:

($ in thousands)	2010	2009

Net operating loss carryforwards	$10,913	$11,265
Intangible assets	871	976
Stock based compensation	747	650
Reserves and accrued expenses	5	34
Deferred tax liability - debt discount	(1,630)	-
Other	(109)	(73)
	10,797	12,852
Less valuation allowance	(10,797)	(12,852)

Net deferred tax assets	$—	$—

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2010	2009

Amounts computed at statutory rates	$(1,717)	$(4,296)
State income tax, net of federal benefit	123	869
Expiration of net operating loss carryforwards	735	5,508
Non-deductible interest	667	3,450
Foreign taxes	621	549
Other	(4)	(3)
Net change in valuation allowance on deferred tax assets	(425)	(6,077)

	$—	$—

The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2010 and 2009, the Company had federal net operating loss carryforwards of approximately $29,554,000 and $30,262,000, respectively, state net operating loss carryforwards of approximately $14,823,000 and $16,732,000, respectively, which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2011 through 2030. The state net operating loss carryforwards expire at various dates from 2011 through 2020.

The Internal Revenue Code (“the Code”) limits the availability of certain tax credits that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company.  The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations.  The Company continues to disclose the net operating loss carryforwards at their original amount in the table above as no potential limitation has been quantified.   The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate.

The Code also limits the availability of net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company underwent “ownership changes” in 1991, 1995, 2000, 2003 and 2004.

        Tax returns for the years 2006 through 2010 are subject to examination by taxing authorities.  The Company is currently undergoing routine sales and use tax audits for the State of California and the State of Washington.

13.           COMMITTMENTS AND CONTINGENCIES

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

Litigation

Currently, the Company is not involved in any legal proceedings.

Leases

The Company currently leases office, research and development space and miscellaneous small equipment under operating leases, which expire at various dates through December 2013.

At December 31, 2010, future minimum lease payments are as follows:

($ in thousands)
2011	$422
2012	$431
2013	$238
2014	$—
2015	$—
$1,091

Rental expense incurred under operating leases for the years ended December 31, 2010 and 2009 was approximately $496,000 and $419,000, respectively.

14.	EQUITY

The Company’s Articles of Incorporation were amended effective August 31, 1994 and authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock,” provide that both Common and Preferred Stock shall have a par value of $0.01 per share and authorize the Company to issue 50,000,000 shares of Common Stock and 4,000,000 shares of Preferred Stock. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

In April 1995, the Company’s Articles of Incorporation were amended to authorize 750,000 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”). Each 5.275 shares of Series B Preferred are convertible into one share of the Company’s common stock.

The holders of Series B Preferred are entitled to cumulative preferred dividends payable at the rate of $0.2125 per share per annum commencing April 30, 1996, subject to legally available funds. The Series B Preferred plus accrued but unpaid dividends are convertible at the option of the holder into shares of common stock at a conversion price equal to the original Series B Preferred issue price as adjusted to prevent dilution. The Series B Preferred will automatically be converted into shares of common stock upon the closing of an underwritten public offering at a price per common share of not less than $31.65. If the public offering price is less than $31.65 but at least $21.10 per share, the conversion shall still be automatic upon written consent of a majority of the then outstanding shareholders of Series B Preferred.

The holders of Series B Preferred, on an as-converted basis, have the same voting rights per share as the Company’s common shares; provided, that the holders of Series B Preferred have a special right to elect one director if the Company defaults in the payment of any dividend to the holders of Series B Preferred. The holders of Series B Preferred are entitled to initial distributions of $2.50 per share of Series B Preferred outstanding, upon liquidation and in preference to common shares and any other series of preferred stock plus all accrued but unpaid dividends.

Any time after December 31, 2000, the Company has the right to redeem all or some of the outstanding shares of Series B Preferred at a price equal to the original issue price, plus all accrued but unpaid dividends.

The Company had 239,400 shares of Series B Preferred outstanding as of December 31, 2010 and 2009.  At December 31, 2010 and 2009, the Company had cumulative undeclared dividends of approximately $136,000 and $85,000, respectively.

Series C Convertible Preferred Stock

In November 2006, the Company’s Articles of Incorporation were amended to authorize 3,500 shares of Series C Convertible Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.50 per share, subsequently adjusted to $0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series C Preferred .  The Series C Preferred  does not have voting rights and is not redeemable except at liquidation. The Company may be subject to losses arising from non-delivery of shares within a specified period of time under the “buy in” provision. At January 1, 2009, the Company had issued a total of 2,500 shares of Series C Preferred.

The holders of Series C Preferred are entitled to receive cumulative dividends, (i) in common stock upon conversion of the Series C Preferred, or (ii) in cash after the payment of cash dividends to the holders of Series B Preferred at the rate per share (as a percentage of the stated value per share) of 8% per annum.

The holders of Series C Preferred are entitled to initial distributions of $1,000 per share of Series C Preferred outstanding, upon liquidation and in preference to common shares and any other series of preferred stock with the exception of Series B Preferred Stock, plus all accrued but unpaid dividends.

The Company had 2,200 shares of Series C Preferred outstanding as of December 31, 2010 and 2009.  At December 31, 2010 and 2009, the Company had cumulative undeclared dividends of approximately $756,000 and $580,000, respectively.

During the years ended December 31, 2010 and 2009 there were no conversions of Series C Preferred into common stock.

Series D Convertible Preferred Stock

In March 2007, the Company’s Articles of Incorporation were amended to authorize 2,000 shares of Series D 8% Convertible Preferred Stock (“Series D Preferred”). In August 2008, the Company’s Articles of Incorporation were further amended to increase the number of authorized shares of Series D Preferred from 2,000 to 3,000.  Each share of Series D Preferred is convertible at any time at the option of the holder into a number of shares of common stock equal to the stated value (initially $1,000 per share, subject to adjustment), plus any accrued and unpaid dividends, divided by the conversion price (initially $1.90 per share, subsequently adjusted to $0.50 per share and subject to further adjustment). Subject to certain limitations, the conversion price per share shall be adjusted in the event of certain subsequent stock dividends, splits, reclassifications, dilutive issuances, rights offerings, and reclassifications.  Certain activities may not be undertaken by the Company without the affirmative vote of a majority of the holders of the outstanding shares of Series D Preferred.  The Series D Preferred does not have voting rights and is not redeemable except at liquidation. The Company may be subject to losses arising from non-delivery of shares within a specified period of time under the “buy in” provision.

        The holders of Series D Preferred are entitled to initial distributions of $1,000 per share of Series D Preferred outstanding, upon liquidation and in preference to common shares and any other series of preferred stock with the exception of Series B Preferred Stock and Series C Preferred Stock, plus all accrued but unpaid dividends.

The Company had 2,085 and 2,198 shares of Series D outstanding as of December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, the Company had cumulative undeclared dividends of approximately $575,000 and $406,000, respectively.

During the year ended December 31, 2010, 113 shares of Series D were converted into 281,428 shares of the Company’s common stock. There were no such conversions during 2009.

Common Stock

The following table summarizes common stock activity for the following periods:

Common Stock

Shares outstanding at December 31, 2008	18,156,783
Shares issued pursuant to warrants exercised for cash	2,741,075
Shares issued pursuant to cashless warrants exercised	353,702
Shares outstanding at December 31, 2009	21,251,560
Shares issued pursuant to warrants exercised for cash	1,000,000
Shares issued pursuant to cashless warrants exercised	458,531
Conversion of preferred stocks into common	281,428
Issuance of restricted stock grants	847,258
Shares outstanding at December 31, 2010	23,838,777

During the year ended December 31, 2009, the Company issued 2,741,075 shares of common stock pursuant to the exercise of 2,741,075 warrants for cash proceeds of approximately $1,370,000.  During the year ended December 31, 2009, the Company also issued 353,702 shares of common stock pursuant to the cashless exercise of 929,395 warrants.

During the year ended December 31, 2010, a holder of existing warrants exercised 1,000,000 warrants.  In conjunction with this exercise, the Company issued 1,000,000 shares of common stock and received cash proceeds of $500,000.  During the year ended December 31, 2010, the Company also issued 458,531 shares of common stock pursuant to the cashless exercise of 1,324,873 warrants.

In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board.  These shares will vest quarterly over a three-year period.  The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board.  The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date.

During the year ended December 31, 2010, 113 shares of Series D were converted into 281,428 shares of the Company’s common stock. There were no such conversions during in 2009.

Warrants

As of December 31, 2010, warrants to purchase 19,737,612 shares of common stock at prices ranging from $0.50 to $5.48 were outstanding. All warrants are exercisable as of December 31, 2010, and expire at various dates through March 2013.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2008	10,471,167	$1.00
Granted	8,951,075	$0.52
Expired / Canceled	(1,303,519)	$2.45
Exercised	(3,670,470)	$0.50
Balance at December 31, 2009	14,448,253	$0.64
Granted	8,250,000	$0.50
Expired / Canceled	(635,768)	$2.28
Exercised	(2,324,873)	$0.53
Balance at December 31, 2010	19,737,612	$0.54

The following table summarized information about warrants outstanding and exercisable at December 31, 2010:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$0.50	18,783,583	3.37	0.50

$1.00	265,280	3.59	$1.00

$1.20	270,833	2.20	$1.20

$1.67	417,916	2.24	$1.67

	19,737,612

In conjunction with the issuance of the Note in February 2009, the Company issued a warrant to the lender to purchase 4,500,000 shares on common sock of the Company.  The warrant has an exercise price of $0.50 per share and may be exercised at any time from February 12, 2009 until February 12, 2014.  Additionally, the Company entered into a Registration Rights Agreement requiring the Company to provide certain registration rights to the Lender relative to the 4,500,000 shares of common stock issuable pursuant to the warrant.

In May 2009, the Company extended the expiration date of 1,311,753 warrants from June 13, 2009 to May 27, 2010 and changed the exercise price of the warrants from $0.50 to $0.55 as consideration for the settlement in full of a $70,000 cash liability.  There were no other changes to the terms of the warrants. The Company recorded this warrant modification as the difference in fair values of the warrants using the Black-Scholes option pricing model which resulted in additional expense of approximately $52,000. Such expense in included as a component of general and administrative operating expenses in the Company’s consolidated statements of operations during 2009.

In June 2009, the Lender and the Company agreed to amend the Note (“Amendment No. 1”) whereby the Company received a waiver of default and extension of certain date sensitive covenants contained in the Note.  As consideration for the waiver and extension, the Company issued to the Lender warrants to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 9, 2009 until June 9, 2014.

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

In June 2009, the Company extended the expiration date of 2,857,629 warrants held by certain accredited investors from June 13, 2009 to July 31, 2009 to allow such warrant holders the opportunity to exercise their warrants for cash.  There were no other changes to the terms of the warrants. The Company recorded this warrant modification as the difference in fair values of the warrants using the Black-Scholes option pricing model which resulted in additional expense of approximately $7,000.  Such expense is included in the Company’s consolidated statements of operations during 2009 under the caption “Financing Expense”.

In July 2009 and ending in early August 2009, the Company undertook a series warrant financing whereby the Company received cash proceeds of approximately $1,370,000 from the exercise of 2,741,075 warrants.  The warrants were originally issued in various previous private placement financings.  In conjunction with this financing, the Company issued to such warrant holders a total of 2,401,075 additional warrants: 2,135,795 five year warrants with an exercise price of $0.50 and 265,280 five year warrants with an exercise price of $1.00 to incentivize the warrants holders to exercise their warrants.  Additionally, the Company agreed to reprice 200,000 warrants from an existing exercise price of $1.67 to $0.50 to incentivize this warrant holder to exercise.

The Company has recorded the issuance of the additional 2,401,075 warrants as a financing expense equal to the fair value of the warrants issued.  The Company determined the fair value of the warrants using the Black Scholes option-pricing model.  The Company recorded the repricing of the 200,000 warrants as a modification equal to the difference in fair value immediately before and after the modification using the Black Sholes option pricing model.  The issuance of the additional warrants and the repricing of the 200,000 warrants resulted in additional expense of approximately $1,366,000.  Such expense is included in the Company’s consolidated statements of operations during 2009 under the caption “Financing expense”.

In August 2009, the Company issued to the convertible debt holders an aggregate of 150,000 warrants in exchange for a waiver of default.  The waiver of default extended the maturity date of the convertible notes payable to January 31, 2010.  The warrants have an exercise price of $0.54 per share and may be exercised at any time until August 25, 2014.  The Company has recorded the issuance of these warrants as a financing expense equal to the fair value of the warrants using the Black Scholes option pricing model. The Company recorded approximately $52,000 pursuant to the issuance of these warrants.  Such expense is included in the Company’s consolidated statements of operations during 2009 under the caption “Interest expense, net”.

In October 2009, the Company further amended the Note (“Amendment No. 3) whereby the Lender advanced the Company an additional $300,000.  As consideration for the additional advance, the Company issued to the Lender warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.60 per share.  Such warrants may be exercised at any time from October 5, 2009 until October 5, 2014.

During the year ended December 31, 2009, the Company issued 2,741,075 shares of common stock pursuant to the exercise of 2,741,075 warrants for cash proceeds of approximately $1,370,000.  During the year ended December 31, 2009, the Company also issued 353,702 shares of common stock pursuant to the cashless exercise of 929,395 warrants.

In conjunction with the issuance of the 6% Convertible Notes in 2010, the Company issued warrants to the holder of the secured notes to purchase 8,250,000 shares of the Company’s common stock at $0.50 per share.

During the 2010, a holder of existing warrants exercised 1,000,000 warrants.  In conjunction with this exercise, the Company issued 1,000,000 shares of common stock and received cash proceeds of $500,000.  During 2010, the Company also issued 458,531 shares of common stock pursuant to the cashless exercise of 1,324,873 warrants.

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

On December 17, 1999, the Company’s Board of Directors adopted the ImageWare Systems, Inc. Amended and Restated 1999 Stock Option Plan (the “1999 Plan”). Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase common stock of the Company. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The 1999 Plan has substantially the same terms as the 1994 Employee Stock Option Plan and the 1994 Nonqualified Stock Option Plan and expired on December 17, 2009.

■
The Company increased its share reserve of the amended and restated 1999 plan by 883,000 shares of the Company’s common stock. This number consists of an increase in the share reserve of 800,000 of the Company’s shares of common stock and 83,000 shares of the Company’s common stock that were reserved and available for grants under the 2001 Equity Incentive Plan, which the Company refers to as the 2001 plan. Prior to amendment, the 1999 plan had 350,000 shares reserved for issuance under the 1999 Plan.

■
Any shares not issued in connection with awards outstanding under the 2001 Plan or the 1994 Employee Stock Option Plan (which the Company refers to as the 1994 Plan) on June 7, 2005, will become available for issuance under the amended and restated 1999 Plan.

■	Any shares not issued in connection with awards granted under the 1999 plan, will become available for issuance under the amended and restated 1999 Plan.

■	The amended and restated 1999 plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of common stock on the date of grant.

■
The amended and restated 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought out for a payment in cash or the Company’s stock.

■
The amended and restated 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares.

■
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

A summary of the activity under the Company’s stock option plans for the year ended December 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2008	2,049,314	$1.87	7.2

Granted	330,500	$0.25	8.2
Forfeited	(79,776)	$0.47	4.6
Exercised	—	—	—

Balance at December 31,2009	2,300,038	$1.65	5.7
Granted	620,000	$0.74	9.1
Forfeited	(1,456,743)	$2.21	4.8
Exercised	—	$—	—

Balance at December 31, 2010	1,463,295	$0.71	8.1

At December 31, 2010, a total of 640,305 options were exercisable at a weighted average price of $0.84 per share, with a remaining weighted average contractual term of approximately 7.1 years.  At December 31, 2009, a total of 1,610,147 options were exercisable at a weighted average price of $2.12 per share.

At December 31, 2010, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $295,000, which will be amortized over the weighted-average remaining requisite service period of 7.3 quarters.

The intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $0. The intrinsic value of options exercisable at December 31, 2010 and 2009 was $303,602 and $72,118, respectively.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$.17 – .52	558,849	8.0	$.20	365,656	$.20
$.54 - 1.04	738,348	8.9	$.75	109,215	$.84
$1.45 - 1.71	62,877	6.2	$1.62	62,213	$1.63
$1.97 – 2.62	73,750	4.6	$2.45	73,750	$2.45
$2.74 – 6.26	29,471	2.3	$2.96	29,471	$2.96
Total	1,463,295			640,305

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2010 and 2009 was $0.69 and $0.22, respectively.

16.           EMPLOYEE BENEFIT PLAN

During 1995, the Company adopted a defined contribution 401(k) retirement plan (the “Plan”). All U.S. based employees aged 21 years and older are eligible to become participants after the completion of 60 days employment. The Plan provides for annual contributions by the Company of 50% of employee contributions not to exceed 8% of employee compensation.  Effective April 1, 2009, the Plan was amended to provide for Company contributions on a discretionary basis. Participants may contribute up to 100% of the annual contribution limitations determined by the Internal Revenue Service.

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2009, the Company made contributions of approximately $108,000 for the 2008 plan year and made contributions of approximately $24,000 for the 2010 plan year.  The Company has not made any discretionary contributions to the Plan.

17.           PENSION PLAN

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

($ in thousands)	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$1,769	$1,659
Service cost	2	2
Interest cost	83	83
Actuarial gain (loss)	(8)	(9)
Effect of exchange rate changes	(76)	34
Effect of curtailment	—	—
Benefits paid	—	—
Benefit obligation at end of year	1,770	1,769

Change in plan assets
Fair value of plan assets at beginning of year	1,349	1,240
Actual return of plan assets	(23)	64
Company contributions	43	45
Benefits paid	—	—
Fair value of plan assets at end of year	1,369	1,349

Funded status	(401)	(420)
Unrecognized actuarial loss (gain)	320	340
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(320)	(340)
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(401)	$(420)

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	4.50%	4.60%
Debt securities	92.00%	92.00%
Other	3.50%	3.40%
Total	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	$2	$2
Interest cost on projected benefit obligations	83	83
Expected return on plan assets	—	—
Amortization of prior service costs	—	—
Amortization of actuarial loss	—	—
Net periodic benefit costs	$85	$85

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	4.60%	4.60%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	N/A	N/A
The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$1,770	$1,769
Accumulated benefit obligation	$1,770	$1,769
Fair value of plan assets	$1,369	$1,349

The following benefit payments are expected to be paid as follows:

2011	$—
2012	$—
2013	$—
2014	$—
2015	$18
2016 — 2020	$409

The Company made contributions to the plan of approximately $43,000 during 2010.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The measurement date used to determine the benefit information of the plan was January 1, 2011.

18.        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income is the combination of the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30,” Compensation - Retirement Benefits - Defined Benefit Plans – Pension” and the accumulated gains or losses from foreign currency translation adjustments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted average exchange rates for the reporting period.

As of December 31, 2010 and 2009, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2010	2009

Additional minimum pension liability	$70	$28
Foreign currency translation adjustment	(132)	(114)
Ending balance	(62)	(86)

19.        SUBSEQUENT EVENTS

In June 2011, the Company entered into a new, two year secured convertible 6% note (“Convertible Note No. 4”) in the amount of $500,000 purchased by the existing holder of the 6% Convertible Notes.  Convertible Note No.4 is convertible into common shares at $1.25 per share and is due June 9, 2013.  In conjunction with the issuance of  Convertible Note No. 4, the Company issued warrants to purchase 300,000 shares of common stock with an exercise price of $1.25. The Warrant terminates, if not previously exercised, two years from the date of issuance, or June 9, 2013. The Warrant contains a cashless exercise provision allowing the Lender to exercise the Warrant without tendering the exercise price of the Warrant, subject to a reduction of the number of shares of common stock issuable upon exercise of the Warrant.

On July 22, 2011, the Company’s Board of Directors approved an amendment to the 1999 Plan, subject to shareholder approval, pursuant to which an additional 2,159,442 shares would be reserved for issuance under the plan.  In October 2011, the Company’s shareholders approved this amendment resulting in 2,159,442 shares being added to the 1999 Plan.

During October and November of 2011, the Company entered into a series of new unsecured short-term notes aggregating $750,000 with the existing holder of the 6% Convertible Notes.  The notes bear interest at 6% per annum and are due February 13, 2012.

On October 13, 2011, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation increasing the authorized number of shares of its common stock to 150,000,000 from 50,000,000 shares ("Certificate of Amendment"). In addition, the Company filed with the Secretary of State of the State of Delaware Certificates of Amendment to its Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock ("Series C Preferred"), and its Certificate of Designation of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock ("Series D Preferred") of the Company (together, the "Preferred Amendments"), in each case to, among other things, provide for the automatic conversion of the Series C Preferred and Series D Preferred into shares of the Company's common stock in the event the Company consummates a qualified financing of at least $10.0 million on or before December 31, 2011 ("Qualified Financing").

The Certificate of Amendment and the Preferred Amendments were approved by shareholders acting by written consent, dated October 5, 2011, and were approved by shareholders holding in excess of 50% of the shares of common stock entitled to vote with respect to each matter. In addition to the approval of the Certificate of Amendment and the Preferred Amendments, shareholders, acting by written consent dated October 5, 2011, approved a proposal to amend the Company's 1999 Stock Award Plan ("Plan") to increase the number of shares of common stock available for issuance under the Plan by 2,159,442 shares.

 On December 20, 2011, the Company consummated the Qualified Financing resulting in gross proceeds of $10.0 million, including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, the Company issued 20.0 million shares of its common stock (the “Shares”), and warrants to purchase 12,207,500 shares of its common stock exercisable for $0.50 per share (“Warrants”).  The Warrants expire five years from the date of grant.   As a result of the Qualified Financing, the Company’s Series C Preferred and Series D Preferred was automatically converted into 11,768,525 shares of common stock.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of the Company's existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of the Company’s common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.  In addition, in connection with the Qualified Financing, several significant investors agreed to amend certain warrants they hold to change anti-dilution provisions allowing for reductions in strike price such that the strike price could not be lowered below $0.50.  The amended warrants cover a total of 7,576,643 shares of common stock.  The Company is obligated to file a registration statement with the Securities and Exchange Commission on or before February 20, 2012 to register for resale the Shares and the common stock issuable upon exercise of the Warrants.

The net proceeds from the Qualified Financing, approximately $9.2 million, will be used for (i) the customization of identity management products for enterprise and consumer applications; (ii) further development of intellectual property; (iii) development of SaaS capabilities for existing products; (iv) the payment of $1.5 million principal amount of convertible promissory notes; and (v) for working capital and general corporate purposes.