Form 10-Q
period 2011-03-31
IMAGEWARE SYSTEMS INC
filed 2012-02-10
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from         to

Commission file number 001-15757

IMAGEWARE SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0224167
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10815 Rancho Bernardo Rd., Suite 310
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

        The number of shares of Common Stock, with $0.01 par value, outstanding on February 1, 2012 was 67,898,916

IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1.    FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$623	$103
Accounts receivable, net of allowance for doubtful accounts of $5 at March 31, 2011 and December 31, 2010	280	239
Inventory, net	28	12
Other current assets	68	57
Total Current Assets	999	411

Property and equipment, net	17	19
Other assets	60	58
Intangible assets, net of accumulated amortization	75	78
Goodwill	3,416	3,416
Total Assets	$4,567	$3,982

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,143	$1,161
Deferred revenue	1,139	1,073
Billings in excess of costs and estimated earnings on uncompleted contracts	102	241
Accrued expenses	1,826	1,822
Notes payable to related parties	110	110
Total Current Liabilities	4,320	4,407

Secured convertible notes payable, net of discount	1,967	1,427
Derivative liabilities	22,926	15,653
Pension obligation	425	401
Total Liabilities	29,638	21,888

Shareholders’ deficit:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2011 and December 31, 2010; liquidation preference $747 and $735 at March 31, 2011 and December 31, 2010, respectively	2	2
Series C 8% convertible preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 shares outstanding at March 31, 2011 and December 31, 2010; liquidation preference $2,999 and $2,956 at March 31, 2011 and December 31, 2010, respectively	—	—
Series D 8% convertible preferred stock, $0.01 par value; designated 3,000 shares, 2,310 shares issued, and 2,085 shares outstanding at March 31, 2011 and December 31, 2010; liquidation preference $2,708 and $2,660 at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,726,616 (unaudited) and 23,845,481 shares issued at March 31, 2011 and December 31, 2010, respectively, and 25,719,912 (unaudited) and 23,838,777 shares outstanding at March 31, 2011 and December 31, 2010, respectively	256	237
Additional paid in capital	85,916	85,186
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(119)	(62)
Accumulated deficit	(111,062)	(103,205)
Total Shareholders’ deficit	(25,071)	(17,906)

Total Liabilities and Shareholders’ Deficit	$4,567	$3,982

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product	$1,257	$1,360
Maintenance	664	668
	1,921	2,028
Cost of revenues:
Product	131	528
Maintenance	238	247
Gross profit	1,552	1,253

Operating expenses:
General and administrative	507	697
Sales and marketing	371	392
Research and development	627	697
Depreciation and amortization	7	14
	1,512	1,800
Income (Loss) from operations	40	(547)

Interest expense (income), net	628	242
Change in fair value of additional financing obligation	—	229
Change in fair value of derivative liabilities	7,273	477
Other income, net	(5)	(17)
Loss before income taxes	(7,856)	(1,478)

Income tax expense (benefit)	2	—

Net loss	$(7,858)	$(1,478)
Preferred dividends	(103)	(99)
Net loss available to common shareholders	$(7,961)	$(1,577)

Basic and diluted loss per common share — see Note 3:
Net loss	$(0.31)	$(0.07)
Preferred Dividends	(0.00)	(0.00)
Basic and diluted loss per common share - see Note 3	$(0.31)	$(0.07)

Weighted-average shares outstanding (basic and diluted)	25,317,525	21,976,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(7,858)	$(1,478)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7	14
Amortization of debt discount and debt issuance costs	540	161
Accretion of additional financing obligation costs	—	71
Change in fair value of additional financing obligation	—	158
Change in fair value of derivative liabilities	7,273	477
Stock issued in lieu of cash	13	—
Stock based compensation	77	64
Change in assets and liabilities
Accounts receivable, net	(41)	(193)
Inventory, net	(15)	189
Other assets	(13)	(20)
Accounts payable	(18)	153
Accrued expenses	4	203
Deferred revenue	65	(164)
Billings in excess of costs and estimated earnings on uncompleted contracts	(139)	336
Pension obligation	24	(109)
Total adjustments	7,777	1,340
Net cash used in operating activities	(81)	(138)

Cash flows from investing activities
Purchase of property and equipment	(1)	(11)
Net cash used in investing activities	(1)	(11)

Cash flows from financing activities
Proceeds from exercised stock options	4	—
Proceeds from exercised stock purchase warrants	655	200
Proceeds from issuance of notes payable	—	250

Net cash provided by financing activities	659	450
Effect of exchange rate changes on cash	(57)	114
Net increase in cash and cash equivalents	520	415

Cash and cash equivalents at beginning of period	103	342

Cash and cash equivalents at end of period	$623	$757

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Warrants issued with notes payable	$—	$140
Issuance of common stock pursuant to cashless warrant exercises	8	—
Non-cash fees added to secured note payable	$—	$15
Issuance of common stock pursuant to restricted stock grants	$—	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net loss	$(7,858)	$(1,478)
Foreign currency translation adjustment	(57)	114
Comprehensive loss	$(7,915)	$(1,364)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

ImageWare Systems, Inc. (the “Company”) is incorporated in the state of Delaware.  The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity.   The Company’s “flagship” product is the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or Internet sites.  Biometric technology is now an integral part of all markets the Company addresses and all of the products are integrated into the IWS Biometric Engine.

Recent Developments

During the first three quarters of fiscal 2011, the Company was faced with limited funds for operations. As a result, the Company suspended filings with the Securities and Exchange Commission (“SEC”), and took measures to reduce operating costs.  On December 20, 2011, the Company consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, the Company issued 20.0 million shares of its common stock (the “Shares”), and warrants to purchase 12,207,500 shares of its common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  The Warrants expire five years from the date of grant. The Company also issued 90,000 shares of common stock and a Warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing.

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

As a result of the consummation of the Qualified Financing, the Company was able to complete the audit of its financial statements for the fiscal year ended December 31, 2010, and is currently in the process of filing all subsequent reports required to be filed with the SEC.  Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and that the Company will have sufficient liquidity to fund its business and meet its contractual obligations over a period beyond the next 12 months.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on January 17, 2012.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011, or any other future periods.

Significant Accounting Policies

Accounts Receivable.  In the normal course of business, the Company extends credit without collateral requirements to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.  Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful.

Fair Value of Financial Instruments.  For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, deferred revenues and notes payable to related parties, the carrying amounts approximate fair value due to their relatively short maturities.

Derivative Financial Instruments.  The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

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

Revenue Recognition.  The Company recognizes revenue from the following major revenue sources:

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

        The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits.  Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts”. Amounts billed to customers in excess of revenues recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts”. Revenue from contracts for which the Company cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenues".  Sales tax collected from customers is excluded from revenue.

Customer Concentration

         For the three months ended March 31, 2011, one customer accounted for approximately 55% or $1,048,000 of total revenues and had trade receivables of $0. For the three months ended March 31, 2010, two customers accounted for approximately 57% or $1,151,000 of total revenues and had trade receivables of $510,000.

Recently Issued Accounting Standards.

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

FASB ASU 2010-06.  In January 2010, the FASB issued FASB Accounting Standards Update, or ASU 2010-06, which amends the disclosure requirements relating to recurring and nonrecurring fair value measurements.  New disclosures are required about transfers into and out of the levels 1 and 2 fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  This ASU also requires an entity to present information about purchases, sales, issuances and settlements for significant unobservable inputs on a gross basis rather than as a net number.  This ASU was effective for us with the reporting period beginning January 1, 2010, except for the disclosures on the roll forward activities for Level 3 fair value measurements, which became effective for the Company beginning January 1, 2011.  The adoption of this ASU had no impact on the Company’s financial position and results of operations, as it only requires additional disclosures.

FASB ASU 2010-29.  In December 2010, the FASB issued FASB ASU 2010-29, which requires an entity to disclose revenue and earnings of a combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  It also requires pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The adoption of ASU 2010-29 did not impact the Company’s consolidated financial statements as there were no business combinations to report.

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

FASB ASU 2011-08.  In September 2011 the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”). This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-09.  The FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of ASU 2011-09 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3.    NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, convertible notes payable, stock options and warrants, calculated using the treasury stock method.

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Net loss	$(7,858)	$(1,478)
Preferred dividends	(103)	(99)
Net loss available to common shareholders	$(7,961)	$(1,577)

Denominator for basic and diluted earnings per share — weighted-average shares outstanding	25,317,525	21,976,229

Basic and diluted loss per share:
Net loss	$(0.31)	$(0.07)
Preferred dividends	(0.00)	(0.00)
Net loss available to common shareholders	$(0.31)	$(0.07)

During the periods ended March 31, 2011 and 2010, the Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive due to the Company’s net loss:

Potential Dilutive Securities:	Number of Common Shares Convertible into at March 31, 2011	Number of Common Shares Convertible into at March 31, 2010
Restricted stock grants	360,000	360,000
Convertible notes payable	11,488,871	219,255
Convertible preferred stock	11,328,318	10,920,467
Stock options	1,731,907	1,507,942
Warrants	17,114,374	14,035,133
Totals	42,023,470	27,042,797

NOTE 4.    SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $28,000 at March 31, 2011 were comprised of work in process of $20,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $2,000.  Inventories of $12,000 at December 31, 2010 were comprised of work in process of $7,000 representing direct labor costs on in-process projects and finished goods of $5,000 net of reserves for obsolete and slow-moving items of $2,000.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

The Company has one intangible in the form of trademarks and trade names.  The carrying amounts of the Company’s acquired intangible assets were $75,000 and $78,000 as of March 31, 2011 and December 31, 2010, respectively, which include accumulated amortization of $272,000 and $269,000 as of March 31, 2011 and December 31, 2010, respectively.   Amortization expense for the intangible assets was $3,000 for the three months ended March 31, 2011 and 2010.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC 350 “Intangibles – Goodwill and Other” for proper treatment.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2011 (9 months)	$13
2012	16
2013	16
2014	16
2015	14
Thereafter	—
Totals	$75

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company has determined that its only reporting unit is Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired as of December 31, 2010 and there have been no indications of impairment during the three months ended March 31, 2011 or 2010.

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

Costs and estimated earnings on uncompleted contracts and related amounts billed under contract provisions as of March 31, 2011 and December 31, 2010 are as follows:

($ in thousands)	March 31, 2011	December 31, 2010

Costs incurred on uncompleted contract	$538	$539
Estimated earnings	1,120	980
	1,658	1,519

Less: billings to date	(1,760)	(1,760)
Billings in excess of costs and estimated earnings on uncompleted contract	$(102)	$(241)

NOTE 5.    NOTES PAYABLE

Notes payable consist of the following:

($ in thousands)	March 31,	December 31,
	2011	2010
Secured Promissory Note
9% secured promissory note. Face value of note $0 at March 31, 2011 and December 31, 2010. Discount on note is $0 at March 31, 2011 and December 31, 2010. Note settled in December 2010.	$—	$—
Total secured notes payable	—	—
Secured Convertible Notes Payable
6% secured convertible notes payable. Face value of notes $5,500 at March 31, 2011 and December 31, 2010. Discount on notes is $3,533 and $4,073 at March 31, 2011 and December 31, 2010, respectively. Notes due October through December of 2012.	1,967	1,427
Total convertible notes payable	1,967	1,427
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $110 at March 31, 2011 and December 31, 2010. Discount on notes at is $0 at March 31, 2011 and December 31, 2010. Notes were due February 14, 2009 and extended to January 31, 2010.	110	110
Total notes payable to related parties	110	110

Total notes payable	2,077	1,537
Less current portion	(110)	(110)
Long-term notes payable	$1,967	$1,427

Future maturities of long-term debt are as follows as of March 31, 2011:

($ in thousands)
2012	$5,500
2013	—
2014	—
2015	—
Thereafter	—
$5,500

9% Secured Promissory Note

 In February 2009, the Company entered into a secured promissory note (the "Note"), for $5,000,000 with a third-party lender (“the Lender”). The Note secures a credit facility for a total of up to $5,000,000. The initial advance under the Note was $1,000,000. Subsequent advances are subject to the discretion of the Lender. The note bears interest at 5% per annum on the outstanding principal and interest and is due on June 30, 2010. The Company will also pay the Lender additional financing fees (the “Additional Financing Obligation”) on the maturity date or such earlier date as may be required under the terms of the note equal to the greater of $400,000 or an amount equal to 2,000,000 multiplied by the average of the closing prices for the common stock of the Company for the ten trading day period immediately preceding the date of such interest payment.

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

The Company recorded the Note and Additional Financing Obligation net of a discount equal to the fair values allocated to the various financial instruments issued to the Lender.  The warrants issued in conjunction with the Note contained anti-dilution provisions, which require derivative liability classification (see Note 7). The Company estimated the fair value of the warrants using a Monte-Carlo simulation, which resulted in note discount from the issuance of the warrants of approximately $562,000.  The Company recorded the Additional Financing Obligation equal to the fair values of the additional financing component using the Black-Scholes option-pricing model, which resulted in additional note discount of approximately $169,000.  In addition, the Company accreted the $400,000 minimum payment to interest expense over the term of the agreement.

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

The Company recorded the Amendment No. 3 borrowing net of a discount equal to the fair value allocated to warrants and the patent assignment.  The warrants issued in conjunction with the Third Amendment Advance contained anti-dilution provisions, which require derivative liability classification (see Note 7). The Company estimated the fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in note discount from the issuance of the warrants of approximately $105,000.  The Company estimated the fair value of the patent assignment to be $0 based on the unsuccessful attempt to monetize the patents.

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

On October 6, 2010, the Company entered into a Settlement Agreement (the “Agreement”) with the Lender whereby the Company agreed to pay the Lender the sum of $4,703,465 (consisting of outstanding principal, interest, amounts due under the terms of the Additional Financing Obligation and legal fees) in three payments to be made in the amount of $1,567,821 due on or before October 8, 2010; $1,567,822 due on or before November 30, 2010; and a third and final payment of $1,567,822 due on or before December 30, 2010.  Interest continued to accrue at a rate of 18% per annum on the outstanding indebtedness until the date of payment.  The Lender retained a first priority security interest in the assets of the Company pursuant to the terms of the Note. The Company made the scheduled installment payments in accordance with the Agreement with the final payment being made on December 8, 2010.

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

The Company recorded Convertible Note No. 2 net of a discount equal to the fair value allocated to the warrants of approximately $2,000,000.  The Company estimated the fair value of the warrants to be approximately $2,074,000 using a Monte-Carlo simulation, performed by an independent third party, Vantage Point Advisors, Inc. The Company also recorded an additional $74,000 upon issuance in 2010 in financing expense based on the fair value of the warrants as the grant date fair value of the warrants exceeded the face amount of the convertible note. The Company will accrete the note discount over the life of the note using the effective interest rate method.

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

The warrants issued in conjunction with the August 2009 waiver of default contain anti-dilution provisions, which require derivative liability classification (see Note 7). The Company recorded the grant date fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in the recognition of expense of approximately $52,000, which was included as a component of interest expense in the Company’s consolidated statements of operations for the year ended December 31, 2009.

The Company did not repay the notes on January 31, 2010 and is currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

            The following tables set forth the various components of interest expense, amortization of debt discounts and beneficial conversion features, changes in fair value of the additional financing obligation and losses recorded on debt modification for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals
($ in Thousands)

Coupon interest rate	$2	$-	$80	$82	$2	$62	$-	$64

Accretion of note discount	$-	$-	$408	$408	$-	$161	$-	$161

Accretion of beneficial conversion feature	$-	$-	$132	$132	$-	$-	$-	$-

Accretion of Additional Financing Obligation	$-	$-	$-	$-	$-	$71	$-	$71

Change in Fair Value of Additional Financing Obligation	$-	$-	$-	$-	$-	$158	$-	$158

Total of expense recorded on debt instruments	$2	$-	$620	$622	$2	$452	$-	$454

NOTE 6.    EQUITY

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) outstanding as of March 31, 2011 and December 31, 2010.  At March 31, 2011 and December 31, 2010, the Company had cumulative undeclared dividends of approximately $148,000 and $136,000, respectively.  There were no conversions of Series B Preferred into common stock during the three months ended March 31, 2011 or 2010.

Series C 8% Convertible Preferred Stock

The Company had 2,200 shares of Series C 8% Convertible Preferred Stock (“Series C Preferred”) outstanding as of March 31, 2011 and December 31, 2010.  At March 31, 2011 and December 31, 2010, the Company had cumulative undeclared dividends of approximately $799,000 and $756,000, respectively.  There were no conversions of Series C Preferred into common stock during the three months ended March 31, 2011 or 2010.

Series D 8% Convertible Preferred Stock

The Company had 2,085 shares of Series D 8% Convertible Preferred Stock (“Series D Preferred”) outstanding as of March 31, 2011 and December 31, 2010.  At March 31, 2011 and December 31, 2010, the Company had cumulative undeclared dividends of approximately $623,000 and $575,000, respectively.  There were no conversions of Series D Preferred into common stock during the three months ended March 31, 2011 or 2010.

Common Stock

The following table summarizes common stock activity for the three months ended March 31, 2011:

Common Stock

Shares outstanding at December 31, 2010	23,838,777
Shares issued pursuant to warrants exercised for cash	1,310,000
Shares issued pursuant to cashless warrants exercised	546,548
Shares issued pursuant to options exercised	14,587
Shares issued as compensation in lieu of cash	10,000
Shares outstanding at March 31, 2011	25,719,912

During the three months ended March 31, 2011, the Company issued 1,310,000 shares of common stock pursuant to the exercise of 1,310,000 warrants for cash proceeds of approximately $655,000.  During the three months ended March 31, 2011, the Company also issued 546,548 shares of common stock pursuant to the cashless exercise of 953,238 warrants.

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

Warrants

As of March 31, 2011, warrants to purchase 17,114,374 shares of common stock at prices ranging from $0.50 to $1.67 were outstanding. All warrants are exercisable as of March 31, 2011, and expire at various dates through October 2014.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2010	19,737,612	$0.54
Granted	—	$—
Expired / Canceled	(360,000)	$0.50
Exercised	(2,263,238)	$0.50
Balance at March 31, 2011	17,114,374	$0.54

        There were 413,120 warrants exercised for 405,665 shares of common stock during the three months ended March 31, 2010.  Of the 413,120 warrants exercised, 400,000 were exercised for cash proceeds of $200,000. There were no warrants that were granted or expired/canceled during the quarter ended March 31, 2010.

Stock Based Compensation

At March 31, 2011, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.  Stock-based compensation expense related to equity options was approximately $67,000 and $54,000 for the three months ended March 31, 2011 and 2010, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three months ended March 31, 2011 and 2010 ranged from 135% to 144%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the three months ended March 31, 2011 and 2010 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three months ended March 31, 2011 and 2010 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board.  These shares will vest quarterly over a three-year period.  The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board.  The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $10,000 for the three months ended March 31, 2011 and 2010, respectively.

During March 2011, the Company granted 880,000 performance units to certain key employees that grant the holder the right to receive compensation based on the appreciation in the Company’s common stock in the event of transfer of control of the Company ("Performance Units").  As the vesting of the Performance Units is contingent upon the sale of the Company, the expense associated with the granting of the Performance Units was not material.  The Performance Units issued to such key employees were terminated, and exchanged for options to purchase a total of 435,000 shares of common stock on January 30, 2012.  See Note 10.

NOTE 7.    DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, Derivatives and Hedging-Contracts in Entity’s Own Equity-Scoped and Scope Exceptions (“ASC 815”). Under the provisions of ASC 815, the embedded conversion feature in the Company’s Series C and Series D Preferred Stock and the anti-dilution provisions in certain warrants are not considered indexed to the Company’s stock because future equity offerings of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares.  Accordingly, beginning January 1, 2009, the Company is required to account for the embedded derivatives related to the conversion feature in its Series C and Series D Preferred Stocks and certain warrants as derivative liabilities (collectively the “Derivative Liabilities”).

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

  During the year ended December 31, 2010, the Company issued 8,250,000 warrants requiring derivative liability classification with a grant date fair value of approximately $3,312,000. During the three months ended March 31, 2011, the Company did not issue any warrants requiring derivative liability classification.

NOTE 8.    FAIR VALUE ACCOUNTING

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

	Fair Value at December 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,369	$1,369	$—	$—
Totals	$1,369	$1,369	$—	$—
Liabilities:
Derivative liabilities	$15,653	$—	$—	$15,653
Totals	$15,653	$—	$—	$15,653

	Fair Value at March 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,588	$1,588	$—	$—
Totals	$1,588	$1,588	$—	$—
Liabilities:
Derivative liabilities	$22,926	$—	$—	$22,926
Totals	$22,926	$—	$—	$22,926

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

The Company records derivative liabilities on its consolidated balance sheet as derivative liabilities related to certain warrants and the conversion feature embedded in its Series C and Series D Preferred Stock. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities.  The Monte-Carlo simulation methodologies is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future financings.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary.  That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

    A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2010	$15,653
Total unrealized gains	—
Included in earnings	7,273
Settlements	—
Issuances	—
Transfers in and/or out of Level 3	—
Balance at March 31, 2011	$22,926

    All unrealized gains or losses resulting from changes in value of any Level 3 instruments are reflected as a separate line in the condensed consolidated statement of operations in arriving at net loss.  The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.

NOTE 9.    RELATED PARTY TRANSACTIONS

As more fully described in Note 5, on November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Related Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009 for which a forbearance waiver was obtained which is more fully described in Note 5.

        In conjunction with the issuance of the Related Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

NOTE 10.    SUBSEQUENT EVENTS

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

On December 20, 2011, the Company consummated the Qualified Financing, resulting in gross proceeds of $10.0 million, including the $750,000 of promissory notes converted into the Qualified Financing. In connection with the Qualified Financing, the Company issued 20,000,000 shares of its common stock (the “Shares”), and warrants to purchase 12,207,500 shares of its common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing. The Warrants expire five years from the date of grant. The Company also issued 90,000 shares of common stock and a Warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing.

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

On January 30 2012, the Performance Units issued to certain key employees of the Company were terminated, and exchanged for options to purchase a total of 435,000 shares of common stock.   The Performance Units were originally issued to the Company in March 2011, in lieu of employee stock options or other equity-based incentives since the Company did not have sufficient shares of common stock available for issuance under  its 2001 Equity Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in Item 1A of Part II of this Quarterly Report on form 10-Q.

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

Overview

        ImageWare Systems, Inc. is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, we create software that provides a highly reliable indication of a person’s identity.   Our “flagship” product is the patented IWS Biometric Engine®. Our products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. Our products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. We also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or Internet sites.  Biometric technology is now an integral part of all markets we address and all of the products are integrated into the IWS Biometric Engine.

Recent Developments

New Software as a Service Business Model.  With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, we believe that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  We therefore intend to leverage the strength of our existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of its marketing plan, we will offer new versions of our product suite on a Software as a Service (“SaaS”) model during 2012.  This new business model, which is intended to supplement our existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices.

Additional Intellectual Property.  We are a pioneer in inventing the technology of using multi-biometrics on a seamless and integrated platform, in addition to “fusing” multiple biometrics into a common or fused score for greater reliability in authenticating identity. We believe we have the foundational patents on the use of multiple biometrics and fusing on such a platform and continue to be an IP leader in the space. It is our belief that this intellectual property leadership will create a sustainable competitive advantage.  In addition to our eight issued U.S. and foreign patents, we recently filed three new patent applications surrounding new “Anonymous Matching” technologies.  These technologies will allow biometric matching for identity verification while protecting the privacy of an individual.  It is our belief that such technology will be critical to providing biometric management solutions for the consumer market where privacy protection has been a historical issue and barrier to biometric adoption.

Consummation of Financing.   On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20.0 million shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of our common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  The Warrants expire five years from the date of grant.  The Company also issued 90,000 shares of common stock and a Warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing.

As a result of the Qualified Financing, our Series C 8% Convertible Preferred Stock (“Series C Preferred”) and Series D 8% Convertible Preferred Stock (“Series D Preferred”) was automatically converted into 11,768,525 shares of common stock.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of our existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of our convertible promissory notes ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of our common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.  We are obligated to file a registration statement with the Securities and Exchange Commission on or before February 20, 2012 to register for resale the Shares and the common stock issuable upon exercise of the Warrants.

Critical Accounting Policies and Estimates

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2011 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010.

       Product Revenue

	Three Months Ended March 31,
Net Product Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,076	$827	$249	30%
Percentage of total net product revenue	86%	61%
Hardware and consumables	$17	$224	$(207)	(92)%
Percentage of total net product revenue	1%	16%
Services	$164	$309	$(145)	(47)%
Percentage of total net product revenue	13%	23%
Total net product revenue	$1,257	$1,360	$(103)	(8)%

Software and royalty revenue increased 30% or $249,000 during the three months ended March 31, 2011 as compared to the corresponding period in 2010. The increase is due to higher sales of our biometric engine of approximately $333,000 sold into project-oriented solutions, offset by lower sales of approximately $8,000 of boxed identity management software sold through our distribution channel, lower royalties and license revenue of approximately $26,000 and lower project-oriented revenue of our Law Enforcement software solutions of approximately $50,000.

Revenue from the sale of hardware and consumables decreased 92% or approximately $207,000 during the three months ended March 31, 2011 as compared to the corresponding period in 2010. The decrease reflects lower revenues from project solutions containing hardware and consumable components during the three months ended March 31, 2011 as compared to the corresponding period of 2010.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenues decreased 47% or approximately $145,000 during the three months ended March 31, 2011 as compared to the corresponding period in 2010 due primarily to a higher percentage of overall revenue being generated from software only sales and projects not requiring integration or installation services.

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

Maintenance Revenue

	Three Months Ended March 31,
Maintenance Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$664	$668	$(4)	(1	) %

Maintenance revenue did not vary significantly year-over-year.  We anticipate the growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Three Months Ended March 31,
Cost of Product Revenue:	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$32	$182	$(150)	(82	) %
Percentage of software and royalty product revenue	3%	22%
Hardware and consumables	$16	$193	$(177)	(92	) %
Percentage of hardware and consumables product revenue	94%	86%
Services	$83	$153	$(70)	(46	) %
Percentage of services product revenue	51%	50%
Total product cost of revenue	$131	$528	$(397)	(75	) %
Percentage of total product revenue	10%	39%

The cost of software and royalty product revenue decreased 82% or $150,000 during the three months ended March 31, 2011 as compared to the corresponding period in 2010 due to lower third-party software content and lower software customization in solutions provided during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Costs of products can vary as a percentage of product revenue from period to period depending upon the level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenue for our hardware and consumable sales of $177,000 or 92% for the three months ended March 31, 2011 as compared to the corresponding period in 2010 corresponds with the decrease in hardware and consumable revenue of approximately $207,000 or 92% for the three months ended March 31, 2011 as compared to the comparable period in 2010.

The decrease in the cost of service revenue of $70,000 or 46% for the three months ended March 31, 2011 as compared to the corresponding period in 2010 corresponds with the decrease in service revenue of approximately $145,000 or 47% for the three months ended March 31, 2011 as compared to the comparable period in 2010.

Costs of products also can vary as a percentage of product revenue from period to period depending upon product mix and the third party software license content, hardware content, and print media consumable content included in systems installed during a given period.

Cost of Maintenance Revenue

	Three Months Ended March 31,
Maintenance cost of revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$238	$247	$(9)	(4)%
Percentage of total maintenance revenue	36%	37%

Cost of maintenance revenue as a percentage of maintenance revenue did not vary significantly during the three months ended March 31, 2011 when compared to the corresponding period in 2010.

Product Gross Profit

	Three Months Ended March 31,
Product gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,044	$645	$399	62%
Percentage of software and royalty product revenue	97%	78%
Hardware and consumables	$1	$31	$(30)	(97)%
Percentage of hardware and consumables product revenue	6%	14%
Services	$81	$156	$(75)	(48)%
Percentage of services product revenue	49%	50%
Total product gross profit	$1,126	$832	$294	35%
Percentage of total product revenue	90%	61%

Total product gross profit increased both nominally and as a percentage of total product revenues primarily due to the $397,000 or 75% decrease in product cost of revenues discussed above.

Software and royalty gross profit increased by 62% or approximately $399,000 for the three months ended March 31, 2011 from the corresponding period in 2010 due to an uncharacteristically high composition of software only project solutions which typically carry higher gross margins than solutions containing significant amounts of third-party software or significant amounts of customization.

Services gross profit decreased approximately $75,000 but stayed relatively consistent as a percentage of service product revenue.  The dollar decrease is due to lower service revenues of approximately $145,000 during the three months ended March 31, 2011 as compared to the corresponding period of 2010 resulting from 2011 projects not requiring significant amounts of customization or integration services.

Maintenance Gross Profit

	Three Months Ended March 31,
Maintenance gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$426	$421	$5	1%
Percentage of total maintenance revenues	64%	63%

Gross margins related to maintenance revenues were relatively flat when comparing the three months ended March 31, 2011 to the corresponding period in 2010.

Operating Expense

	Three Months Ended March 31,
Operating expense	2011	2010	$ Change	% Change
(dollars in thousands)

General & administrative	$507	$697	$(190)	(27)%
Percentage of total net revenue	26%	34%
Sales and marketing	$371	$392	$(21)	(5)%
Percentage of total net revenue	19%	19%
Research & development	$627	$697	$(70)	(10)%
Percentage of total net revenue	33%	34%
Depreciation and amortization	$7	$14	$(7)	(50)%
Percentage of total net revenue	0%	1%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar decrease of $190,000 is primarily comprised of the following major components:

•	Decrease in contract services expense of $150,000 due primarily to the audit related fees incurred in the first quarter of 2010, which did not repeat in 2011.

•	Decrease in personnel related expense of approximately $40,000

•	Decrease in stock-based compensation of approximately $14,000

•	Decrease in rent and office related costs of approximately $7,000

•	Increase in financing fees of approximately $25,000

Sales and Marketing

Sales and marketing expense consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar decrease of $21,000 during the three months ended March 31, 2011 as compared to the corresponding period in 2010 is primarily comprised of the following major components:

•	Decrease in personnel related expense of approximately $53,000 due to reductions in headcount and the consolidation of certain positions.

•	Increase in stock-based compensation of approximately $18,000

•	Increase in selling related expense in our Mexican region of approximately $12,000.

Research and Development

Research and development expense consist primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expenses decreased 10% or approximately $70,000 for the three months ended March 31, 2011 as compared to the corresponding period in 2010. The dollar decrease of $70,000 during the three months ended March 31, 2011 as compared to the corresponding period in 2010 is primarily comprised of the following major components:

•	Decrease in personnel expenditures of approximately $56,000 combined with decreases in contractor and contract services of $19,000.

•	Decrease in rent and office related costs of approximately $10,000

•	Increase in stock-based compensation of approximately $9,000

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

Depreciation and amortization expense decreased $7,000 from $14,000 during the three months ended March 31, 2010 to $7,000 for the three months ended March 31, 2011.  The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

Interest Expense (Income), Net

Interest expense increased $386,000 on a net basis for the three months ended March 31, 2011 as compared to the same corresponding period in 2010.  Interest expense for the three months ended March 31, 2011 is $628,000 and is comprised of:

•	$82,000 in coupon interest on our 6% secured notes payable and 7% convertible notes payable

•	$540,000 in note discount and beneficial conversion feature amortizations classified as interest expense

•	$6,000 in other interest

Interest expense for the three months ended March 31, 2010 is $242,000 and is comprised of:

•	$64,000 in coupon interest on our 9% secured notes payable and 7% convertible notes payable

•	$161,000 in note discount amortization classified as interest expense

•	$17,000 in other interest expense

Change in Fair Value of Additional Financing Obligation

The change in fair value of the additional financing obligation during the three months ended March 31, 2010 resulted in non-cash expense of $229,000.  That expense resulted from $71,000 in accretion of the fixed component of our financing obligation and $158,000 from the change in fair value of the variable component of our financing obligation.  As that additional financing obligation was settled in fiscal 2010 there is no corresponding impact for the three months ended March 31, 2011.

Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2011, we recognized a non-cash expense of $7,273,000 compared to $477,000 for the corresponding period of 2010.  This expense is related to the change in fair value of the Company’s Derivative Liabilities associated with the embedded conversion feature in our Series C and Series D Preferred Stock and the anti-dilution provisions in certain warrants to purchase shares of our common stock. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

Liquidity And Capital Resources

On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20,090,000 shares of its common stock (the “Shares”), and warrants to purchase 12,252,500 shares of its common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  The Warrants expire five years from the date of grant.   As a result of the Qualified Financing, our Series C 8% Convertible Preferred Stock (“Series C Preferred”) and Series D 8% Convertible Preferred Stock (“Series D Preferred”) was automatically converted into 11,768,525 shares of common stock.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of the Company's existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of the Company’s common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.  We are obligated to file a registration statement with the Securities and Exchange Commission on or before February 20, 2012 to register for resale the Shares and the common stock issuable upon exercise of the Warrants.

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

At March 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $623,000 and accounts receivable, net of $280,000. As of March 31, 2011, we had negative working capital of $3,321,000, which included $1,139,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital and capital expenditures. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.

Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and that the Company will have sufficient liquidity to fund its business and meet its contractual obligations over a period beyond the next 12 months.

Operating Activities

We used net cash of $81,000 in operating activities for the three months ended March 31, 2011 compared $138,000 of net operating activity usage during the same period in 2010. During the 2011 period, net cash used in operating activities primarily consisted of a net loss of $7.9 million and an increase in working capital and other assets and liabilities of $133,000.  Those amounts were offset by $7.9 million of non-cash costs including a $7.3 million unrealized loss related to the change in fair value of our derivative liabilities, $540,000 in amortization of debt related costs and $77,000 is stock based compensation.  The increase in working capital and other assets of $133,000 was primarily driven by a decrease of $139,000 in billings in excess of costs and estimated earnings on uncompleted contracts.  During the three months ended March 31, 2010, the major components of the $138,000 of net operating activity cash usage were the $1,478,000 net loss, which included $945,000 of non-cash items including the $477,000 unrealized loss related to the change in fair value of our derivative liability.  Working capital combined with certain other assets and liabilities for the three months ended March 31, 2010 decreased $395,000 as compared to the increase of $133,000 during the three months ended March 31, 2011 due in large part to a $475,000 swing in billings in excess of cost and estimated earnings on uncompleted contracts.

Investing Activities

There was no significant activity in our cash flows from investing activities during three months ended March 31, 2011 or 2010.

Financing Activities

We generated cash of $659,000 from financing activities for the three months ended March 31, 2011 as compared to cash generated of $450,000 during the same period in 2010. In 2011, that cash primarily came from the $655,000 proceeds related to the exercise of 1,310,000 common stock warrants which compares to $200,000 in cash proceeds during the same period in 2010.  Additionally, during the three months ended March 31, 2010, we raised $250,000 from the issuance of certain notes payable.  There were no debt issuances during the three months ended March 31, 2011

Debt

At March 31, 2011, we had approximately $5.6 million in outstanding debt and another $0.1 million in related accrued interest.

9% Secured Promissory Note

 In February 2009, we entered into a secured promissory note (the "Note"), for $5,000,000 with a third-party lender (“the Lender”). The Note secures a credit facility for a total of up to $5,000,000. The initial advance under the Note was $1,000,000. Subsequent advances are subject to the discretion of the Lender. The note bears interest at 5.0% per annum on the outstanding principal and interest and are due on June 30, 2010. We will also pay the Lender additional financing fees (the “Additional Financing Obligation”) on the maturity date or such earlier date as may be required under the terms of the note equal to the greater of $400,000 or an amount equal to 2,000,000 multiplied by the average of the closing prices for the common stock of the Company for the ten trading day period immediately preceding the date of such interest payment.

In conjunction with the issuance of the Note, we issued a warrant to purchase 4,500,000 shares of our common stock. The warrant has an exercise price $0.50 per share and may be exercised at any time from February 12, 2009 until February 12, 2014. Additionally, we entered into a Registration Rights Agreement requiring us to provide certain registration rights to the Lender relative to the 4,500,000 shares of our common stock issuable pursuant to the warrant.

We recorded the Note and Additional Financing Obligation net of a discount equal to the fair values allocated to the various financial instruments issued to the Lender.  The warrants issued in conjunction with the Note contained anti-dilution provisions, which require derivative liability classification. We estimated the fair value of the warrants using a Monte-Carlo simulation, which resulted in note discount from the issuance of the warrants of approximately $562,000.  We recorded the Additional Financing Obligation equal to the fair values of the additional financing component using the Black-Scholes option-pricing model, which resulted in additional note discount of approximately $169,000.  In addition, we accreted the $400,000 minimum payment to interest expense over the term of the agreement.

All our assets secure the Note. Under the terms of the Note, the entire outstanding balance together with all accrued interest shall be payable on (i) the maturity date (June 30, 2010), (ii) a change of control transaction, (iii) our receipt of proceeds from the sale of equity or equity linked securities in excess of $2,500,000, (iv) our receipt of proceeds from the issuance of any type of additional debt instruments, or (v) upon the occurrence of an event of default under the terms of the Note.

In June 2009, the Lender and we agreed to amend the Note (“Amendment No. 1”) whereby we received a waiver of default and extension of certain date sensitive covenants contained in the Note.  As consideration for the waiver and extension, we issued to the Lender warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 9, 2009 until June 9, 2014.  In conjunction with the June 2009 waiver and extension, the interest rate on the Note was changed to 9% per annum, retroactive to February 2009.

We evaluated the waiver of default and interest rate change under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (ASC 470-50) to determine if the modification was substantial.  We determined that, because the change in fair value of the debt instruments was greater than 10% of the present value of the cash flows between the modified debt instruments and original debt instruments, the debt modification was substantial and therefore we accounted for the modification as a debt extinguishment.  Accordingly, we recorded the new debt instrument at fair value and recorded a loss on debt extinguishment of approximately $750,000 during 2009.   The loss on debt extinguishment of $750,000 includes approximately $132,000 of unamortized deferred financing fees written off due to the debt extinguishment. We recorded the new debt instruments net of a discount equal to the fair values allocated to the various financial instruments issued to the Lender.  We estimated the fair value of the warrants using a Monte-Carlo simulation, which resulted in a note discount from the issuance of the warrants of approximately $188,000.  We are accreting the note discount and the Additional Financing Obligation discount using the effective interest rate method over the life of the Note.

In June 2009, the Lender and we further amended the Note (“Amendment No. 2”) whereby the Lender advanced us an additional $350,000 and amended certain terms of the Note.  As consideration for the additional advance, we issued to the Lender warrants to purchase 700,000 shares of our common stock at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 22, 2009 until June 22, 2014.

We recorded Amendment No. 2 net of a discount equal to the fair value allocated to warrants.  We estimated the fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in a note discount from the issuance of the warrants of approximately $238,000.

In October 2009, the Lender and we further amended the Note (“Amendment No. 3”) whereby the Lender agreed to make additional advances in an aggregate amount up to $1,000,000 (“Third Amendment Advance”) to only be used for the purpose of compromising certain of our outstanding vendor payables or for paying for the audit of our financial statements.  The amendment calls for us to repay the lender in full the amount of any and all Third Amendment Advances, together with all accrued and unpaid interest thereon, on or before January 31, 2010.  On October 5, 2009, the Lender made an advance of $300,000 to us pursuant to these provisions.  As consideration for the additional advance, we issued to the Lender warrants to purchase 200,000 shares of our common stock at an exercise price of $0.60 per share.  Such warrants may be exercised at any time from October 5, 2009 until October 5, 2014.  As additional consideration, we assigned certain patents related to discontinued product lines to the Lender with the condition that we would participate in future proceeds generated from efforts by the Lender to monetize the patents.

We recorded the Amendment No. 3 borrowing net of a discount equal to the fair value allocated to warrants and the patent assignment.  The warrants issued in conjunction with the Third Amendment Advance contained anti-dilution provisions, which require derivative liability classification. We estimated the fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in note discount from the issuance of the warrants of approximately $105,000.  We estimated the fair value of the patent assignment to be $0 based on the unsuccessful attempt to monetize the patents.

   On November 4, 2009, the Lender and we amended the Note (“Amendment No. 4”) whereby the Lender made an additional $350,000 advance (the “Additional Advance”) under the Note.  As consideration for the Additional Advance, we executed an assignment of all accounts receivable (the “Assignment of Receivables”) whereby we assigned to the Lender all of our rights, title and interest in all accounts receivable as of the date of Amendment No. 4.  In December 2009, we paid back the $350,000 advance plus accrued interest.

In December 2009, the Lender advanced an additional $325,000 under Amendment No. 3. In December 2009, the Lender added approximately $12,000 in legal fees to the principal balance of the note.

In February 2010, the Lender and we further amended the Note (“Amendment No. 5”) whereby the Lender extended the due date of amounts due on January 31, 2010 to March 15, 2010.

   In March 2010, the Lender and we further amended the Note (“Amendment No. 6”) whereby the Lender made an additional advance of $250,000 under the Note.  As consideration for the advance, we will pay the Lender additional interest on the maturity date or such earlier date as may be required under the terms of the Note in an amount equal to 200,000 multiplied by the average of the closing prices of our common stock for the ten trading day period immediately preceding the date of the payment of such interest payment.  As additional consideration for making the advance, we assigned to the Lender its rights, title and interest in and to fifty percent of certain after-cost proceeds that may be received in connection with our prosecution of certain commercial tort claims (including, but not limited to, claims related to the infringement of our intellectual property). In conjunction with Amendment No. 6, the interest rate on the Note was changed to 10% per annum, retroactive to February 2009. Also in conjunction with Amendment No. 6, the Lender extended the due dates of amounts due on March 15, 2010 to June 30, 2010.

   In conjunction with Amendments No. 5 and No. 6, the Lender added an aggregate of $15,000 to the note principal during 2010.

We recorded the borrowing under Amendment No. 6 net of a discount equal to the fair value of the change in the additional interest obligation of approximately $140,000.  We estimated the fair value of the change in the additional interest obligation using the Black-Scholes option pricing model using the following assumptions: term of 0.3 years, a risk free interest rate of 0.20%, a dividend yield of 0%, and volatility of 107%.

Amendments Nos. 2 through 6 were evaluated under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (ASC 470-50) to determine if the modification was substantial. Based on such analysis, we determined that such amendments were not substantial.

In June 2010, we did not repay the outstanding note principal and interest due under the terms of the Note, which were due on June 30, 2010.  In August 2010, we further amended the Note (“Amendment No. 7”) whereby the Lender extended the maturity date to September 15, 2010.  The Note was further amended to allow us a 60 day grace period beyond September 15, 2010 if, prior to September 15, 2010, we can deliver a customer contract (or contracts) sufficient to generate aggregate revenue of not less than $25 million. In conjunction with the amendment, we agreed to pay a $50,000 amendment fee (such fee to be added to the principal balance of the Note as of the date of the amendment). We also agreed to amend the clause in the Note requiring us to pay additional interest on the Note equal to the greater of $400,000 or an amount equal to 2,200,000 times the average of the five highest closing prices for our common stock from February 12, 2009 to the maturity date of the Note.  The additional interest will, however, not exceed $2,200,000.  Prior to the amendment this payment was based upon the average of the 10 daily closing prices immediately preceding the date of payment and had no upper limit.

We evaluated the Amendment No. 7 modification under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (ASC 470-50) to determine if the modification was substantial.  We determined that because the change in fair value of the debt instruments was greater than 10% of the present value of the cash flows between the modified debt instruments and original debt instruments, the debt modification was substantial and therefore we accounted for the modification as a debt extinguishment.  Accordingly, we recorded the new debt instrument at fair value and recorded a loss on debt extinguishment of approximately $1,763,000 during 2010.

On October 6, 2010, we entered into a Settlement Agreement (the “Agreement”) with the Lender whereby we agreed to pay the Lender the sum of $4,703,465 (consisting of outstanding principal, interest, amounts due under the terms of the Additional Financing Obligation and legal fees) in three payments to be made in the amount of $1,567,821 due on or before October 8, 2010; $1,567,822 due on or before November 30, 2010; and a third and final payment of $1,567,822 due on or before December 30, 2010.  Interest continued to accrue at a rate of 18% per annum on the outstanding indebtedness until the date of payment.  The Lender retained a first priority security interest in our assets pursuant to the terms of the Note. The Company made the scheduled installment payments in accordance with the Agreement with the final payment being made on December 8, 2010.

6% Secured Convertible Promissory Notes

On October 5, 2010, we entered into a new, two-year unsecured convertible 6% note (“Convertible Note No. 1”) in the amount of $2,000,000 purchased by an existing shareholder.  Convertible Note No. 1 is convertible into common shares at $0.50 per share.  In conjunction with the issuance of the Convertible Note No. 1, we issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50.

We recorded Convertible Note No. 1 net of a discount equal to the fair value allocated to the warrants of approximately $408,000.    We used the services of an independent valuation firm, Vantagew Point Advisors, Inc., to perform the Monte Carlo simulations used to arrive at the estimate of fair value.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $408,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  We will accrete the note discount and beneficial conversion feature over the life of the note using the effective interest rate method.

On November 5, 2010, we entered into a new, two-year unsecured convertible 6% note (“Convertible Note No. 2”) in the amount of $2,000,000 purchased by the same shareholder.   Convertible Note No. 2 is convertible into common shares at $0.50 per share.  In conjunction with the issuance of Convertible Note No. 2, we issued warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.50.

We recorded Convertible Note No. 2 net of a discount equal to the fair value allocated to the warrants of approximately $2,000,000.  The Company estimated the fair value of the warrants to be approximately $2,074,000 using a Monte-Carlo simulation, performed by an independent third party, Vantage Point Advisors, Inc.. We also recorded an additional $74,000 in financing expense based on the fair value of the warrants as the grant date fair value of the warrants exceeded the face amount of the convertible note. We will accrete the note discount over the life of the note using the effective interest rate method.

On December 8, 2010, we entered into a new, two-year unsecured convertible 6% note (“Convertible Note No. 3”) in the amount of $1,500,000 purchased by the same shareholder.   Convertible Note No. 3 is convertible into common shares at $0.50 per share.  In conjunction with the issuance of Convertible Note No. 3, we issued warrants to purchase 2,250,000 shares of common stock with an exercise price of $0.50.

We recorded Convertible Note No. 3 net of a discount equal to the fair value allocated to the warrants of approximately $830,000.  We utilized the services of an independent valuation firm, Vantage Point Advisors, Inc., to perform the Monte-Carlo simulations used to arrive at the estimate of fair value.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $671,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  We will accrete the note discount and beneficial conversion feature over the life of the note using the effective interest rate method.

On December 8, 2010, we entered into a security agreement with the Lender of Convertible Notes Nos. 1 through 3 (collectively the “6% Convertible Notes”) whereby Company granted the 6% Convertible Note holder a first priority lien on and security interest in all our assets.

7% Convertible Promissory Notes to Related Parties

On November 14, 2008, we entered into a series of convertible promissory notes (the "Related-Party Convertible Notes"), aggregating $110,000 with certain officers and members of our Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were due February 14, 2009. The principal amount of the Related-Party Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into our common stock. The number of shares into which the Related-Party Convertible Notes are convertible shall be calculated by dividing the outstanding principal and accrued but unpaid interest by $0.55 (the “Conversion Price”).

In conjunction with the issuance of the Related-Party Convertible Notes, we issued an aggregate of 149,996 warrants to the note holders to purchase our common stock. The warrants have an exercise price of $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

     We, in 2008, initially recorded the convertible notes net of a discount equal to the fair value allocated to the warrants of approximately $13,000.  We estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 96%.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $12,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  We have accreted the beneficial conversion feature over the life of the note.

              We did not repay the Related-Party Convertible Notes on the due date. In August 2009, we received, from the Related-Party Convertible Note holders, a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes.  As consideration for the waiver and note extension, we issued, to the Related-Party Convertible Note holders, an aggregate of 150,000 warrants to purchase shares of our common stock.  The warrants have an exercise price of $0.54 per share and expire on August 25, 2014. We did not repay the notes on January 31, 2010 and is currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

The warrants issued in conjunction with the August 2009 waiver of default contain anti-dilution provisions, which require derivative liability classification. We recorded the grant date fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in the recognition of expense of approximately $52,000 included as a component of interest expense in our consolidated statements of operations for the year ended December 31, 2009.

Contractual obligations

Total contractual obligations and commercial commitments as of March 31, 2011 are summarized in the following table (in thousands):

		Payment Due by Year
	Total	2011 (9 months)	2012	2013	2014	2015	Thereafter
9% secured promissory note*	$—	$—	$—	$—	$—	$—	$—
7% related party promissory note**	110	110	—	—	—	—	—
6% promissory note	5,500	—	5,500	—	—	—	—
Operating lease obligations	994	315	431	248	—	—	—

Total	$6,604	$425	$5,931	$248	$—	$—	$—
*    Note was settled in December 2010.
**  Note had a maturity date of January, 2010.  We did not repay the notes on January 31, 2010 and we are currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

Real Property Leases

In December 2010, we entered into a new lease agreement and relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California. The lease term commenced in December 2010 and ends on December 31, 2013. We are obligated under the lease to pay base rent and certain operating costs and taxes for the building. Aggregate base rent payable by us will be approximately $54,000, $111,000 and $114,000 during the first, second and third years of the lease, respectively. Our rent was abated at a rate of 50% for the first 12 months of the lease. Under the lease, we were required to provide a security deposit in the amount of approximately $9,500.

In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; Portland, Oregon and Mexico City, Mexico.  Those contractual lease obligations, as well as the San Diego lease, are included in the “contractual obligations” summary table above.

Stock-Based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$2	$1
General and administrative	44	35
Sales and marketing	16	20
Research and development	15	8

Total	$77	$64

Recently Issued Accounting Standards

Please refer to the section entitled “Recently Issued Accounting Standards” in Note 2 of our Notes to Condensed Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Each of our contracts require payment in U.S. dollars.  We therefore do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although in the event any future contracts are denominated in a foreign currency, we may do so in the future.  As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2011. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective because of the existence of unremediated material weaknesses, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”).

Changes in Internal Control over Financial Reporting

As discussed in the 2010 Form 10-K, as a result of the liquidity challenges facing the Company, we were compelled to reduce personnel, including accounting staff.  This factor resulted in a change in our internal controls over our financial reporting, and resulted in a material weakness in our control environment.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

        We are from time to time involved in various legal proceedings incidental to the conduct of our business. We do not have any ongoing legal proceedings at this time.

ITEM 1A.    RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2010 Form 10-K, filed on January 17, 2012 and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of March 31, 2011, there have been no material changes to the disclosures made in the 2010 Form 10-K, except as follows:

We have a history of significant recurring losses totaling approximately $111.1million, and these losses may continue in the future.

         As of March 31, 2011, we had an accumulated deficit of $111.1 million, and these losses may continue in the future. We will need to raise capital to fund our continuing operations, and financing may not be available to us on favorable terms or at all. In the event financing is not available in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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

Certain large shareholders may have certain personal interests that may affect the Company.

        As a result of the shares issued to Goldman Capital Management and related entities (together, “Goldman”) in connection with the Qualified Financing, Goldman beneficially owns, in the aggregate, approximately 41.5% of the Company’s outstanding voting securities.  As a result, Goldman has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders.  This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 5.    OTHER INFORMATION

    None.

ITEM 6.    EXHIBITS

(a)	EXHIBITS

23.1	Consent of Independent Valuation Firm
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2012	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: February 9, 2012	By /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)