Form 10-Q
period 2011-06-30
IMAGEWARE SYSTEMS INC
filed 2012-02-10
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes    No 

The number of shares of Common Stock, with $0.01 par value, outstanding on February 1, 2012 was 67,898,916.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$488	$103
Accounts receivable, net of allowance for doubtful accounts of $5 at June 30, 2011 and December 31, 2010	311	239
Inventory, net	22	12
Other current assets	73	57
Total Current Assets	894	411

Property and equipment, net	21	19
Other assets	60	58
Intangible assets, net of accumulated amortization	71	78
Goodwill	3,416	3,416
Total Assets	$4,462	$3,982

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,148	$1,161
Deferred revenue	747	1,073
Billings in excess of costs and estimated earnings on uncompleted contract	—	241
Accrued expenses	2,151	1,822
Notes payable to related parties	110	110
Total Current Liabilities	4,156	4,407

Convertible secured notes payable, net of discount	2,642	1,427
Derivative liabilities	18,528	15,653
Pension obligation	442	401
Total Liabilities	25,768	21,888

Shareholders’ deficit:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2011 and December 31, 2010; liquidation preference $760 and $734 at June 30, 2011 and December 31, 2010, respectively	2	2
Series C 8% convertible preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 shares outstanding at June 30, 2011 and December 31, 2010; liquidation preference $3,043 and $2,956 at June 30, 2011 and December 31, 2010, respectively	—	—
Series D 8% convertible preferred stock, $0.01 par value; designated 3,000 shares, 2,310 shares issued, and 2,085 shares outstanding at June 30, 2011 and December 31, 2010; liquidation preference $2,750 and $2,660 at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 26,334,766 and 23,845,481 shares issued at June 30, 2011 and December 31, 2010, respectively, and 26,328,062 and 23,838,777 shares outstanding at June 30, 2011 and December 31, 2010, respectively	262	237
Additional paid in capital	86,180	85,186
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(146)	(62)
Accumulated deficit	(107,540)	(103,205)
Total Shareholders’ deficit	(21,306)	(17,906)

Total Liabilities and Shareholders’ Deficit	$4,462	$3,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product	$800	$511	$2,057	$1,871
Maintenance	699	640	1,363	1,308
	1,499	1,151	3,420	3,179
Cost of revenues:
Product	175	144	306	672
Maintenance	209	254	447	501
Gross profit	1,115	753	2,667	2,006

Operating expenses:
General and administrative	486	680	993	1,376
Sales and marketing	361	381	733	773
Research and development	685	666	1,312	1,363
Depreciation and amortization	7	12	14	26
	1,539	1,739	3,052	3,538
Loss from operations	(424)	(986)	(385)	(1,532)

Interest expense, net	641	334	1,269	576
Change in fair value of additional financing obligation	—	(744)	—	(515)
Change in fair value of derivative liabilities	(4,585)	(4,154)	2,688	(3,677)
Other income, net	(4)	(284)	(10)	(301)
Income (loss) before income taxes	3,524	3,862	(4,332)	2,385
Income tax expense	2	197	4	197
Net income (loss)	3,522	3,665	(4,336)	2,188
Preferred dividends	(99)	(98)	(202)	(197)
Net income (loss) available to common shareholders	$3,423	$3,567	$(4,538)	$1,991

Basic income (loss) per common share:
Net income (loss)	$0.14	$0.16	$(0.17)	$0.10
Preferred dividends	(0.01)	(0.00)	(0.01)	(0.01)
Basic income (loss) per share available to common shareholders	$0.13	$0.16	$(0.18)	$0.09
Basic weighted-average shares	25,791,667	22,999,903	25,555,906	22,490,894

Diluted income (loss) per common share:
Diluted income (loss) per share	$0.06	$0.10	$(0.18)	$0.06
Diluted weighted-average shares	60,044,418	38,450,724	25,555,906	38,932,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(4,336)	$2,188
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	14	26
Amortization of debt discount and debt issuance costs	1,090	431
Accretion of additional financing obligation costs	—	144
Change in fair value of additional financing obligation	—	(659)
Change in fair value of derivative liabilities	2,688	(3,677)
Stock issued in lieu of cash	13	—
Stock based compensation	160	124
Change in assets and liabilities
Accounts receivable, net	(72)	178
Inventory, net	(9)	118
Other assets	(19)	6
Accounts payable	(13)	230
Deferred revenue	(326)	(141)
Billings in excess of costs and estimated earnings on uncompleted contracts	(241)	273
Accrued expenses	328	17
Pension obligation	41	(101)
Total adjustments	3,654	(3,031)
Net cash used in operating activities	(682)	(843)

Cash flows from investing activities
Purchase of property and equipment	(8)	(13)
Net cash used in investing activities	(8)	(13)

Cash flows from financing activities
Proceeds from exercised stock options	4	—
Proceeds from exercised stock purchase warrants	655	200
Proceeds from issuance of notes payable	500	250

Net cash provided by financing activities	1,159	450
Effect of exchange rate changes on cash	(84)	122
Net increase (decrease) in cash and cash equivalents	385	(284)

Cash and cash equivalents at beginning of period	103	342

Cash and cash equivalents at end of period	$488	$58

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Warrants issued with notes payable	$187	$—
Beneficial conversion feature of convertible debt	$188	$—
Issuance of common stock pursuant to cashless warrant exercises	$12	$—
Conversion of preferred stock into common stock	$—	$28
Additional financing obligation issued with notes payable	$—	$140
Non-cash fees added to secured notes payable	$—	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$3,522	$3,665	$(4,336)	$2,188

Foreign currency translation adjustment	(27)	8	(84)	122
Comprehensive income (loss)	$3,495	$3,673	$(4,420)	$2,310

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

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011, or any other future periods.

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

Customer Concentration

        For the three and six months ended June 30, 2011, one customer accounted for approximately 33% and 45% or $489,000 and $1,537,000, respectively, of total revenues and had trade receivables at June 30, 2011 of $0. For the three months ended June 30, 2010, one customer accounted for approximately 12% or $140,000 of total revenues and had trade receivables at June 30, 2010 of $0. For the six months ended June 30, 2010, two customers accounted for approximately 43% or $1,360,000 of total revenues and had trade receivables at June 30, 2010 of approximately $218,000.

Recently Issued Accounting Standards

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

NOTE 3.    NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, convertible notes payable, stock options and warrants, calculated using the treasury stock and if-converted methods.  For diluted earnings per share calculation purposes, the net income available to commons shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the condensed consolidated statement of operations for the respective periods.

The table below presents the computation of basic and diluted earnings (loss) per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic earnings (loss) per share:
Net income (loss)	$3,522	$3,665	$(4,336)	$2,188
Preferred dividends	(99)	(98)	(202)	(197)
Net income (loss) available to common shareholders	$3,423	$3,567	$(4,538)	$1,991

Numerator for diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$3,423	$3,567	$(4,538)	$1,991
Preferred dividends	99	98	—	197
Interest expense on convertible debt	86	2	—	4
Net income (loss) for diluted earnings (loss) per share	$3,608	$3,667	$(4,538)	$1,995

Denominator for basic earnings (loss) per share — weighted-average shares outstanding	25,791,667	22,999,903	25,555,906	22,490,894
Effect of dilutive securities	34,252,751	15,450,821	—	16,441,295
Denominator for diluted earnings (loss) per share — weighted-average shares outstanding	60,044,418	38,450,724	25,555,906	38,932,189

Basic income (loss) per share:
Net income (loss)	$0.14	$0.16	$(0.17)	$0.10
Preferred dividends	(0.01)	(0.00)	(0.01)	(0.01)
Net income (loss) available to common shareholders	$0.13	$0.16	$(0.18)	$0.09

Diluted income (loss) per share:
Net income (loss)	$0.06	$0.10	$(0.18)	$0.05

The Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Restricted stock	—	—	—	—
Convertible notes payable	—	—	—	—
Convertible preferred stock	56,574	52,952	56,124	52,494
Stock options	128,930	857,721	131,252	411,442
Warrants	417,916	1,589,796	417,916	1,589,796
Total dilutive securities	603,420	2,500,469	605,292	2,053,732

NOTE 4.    SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $22,000 as of June 30, 2011 were comprised of work in process of $12,000 representing direct labor costs on in-process projects and finished goods of $10,000 net of reserves for obsolete and slow-moving items of $2,000. Inventories of $12,000 as of December 31, 2010 were comprised of work in process of $7,000 representing direct labor costs on in-process projects and finished goods of $5,000 net of reserves for obsolete and slow-moving items of $2,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

The Company has one intangible in the form of trademarks and trade names.  The carrying amounts of the Company’s acquired intangible assets were $71,000 and $78,000 as of June 30, 2011 and December 31, 2010, respectively, which include accumulated amortization of $276,000 and $269,000 as of June 30, 2011 and December 31, 2010, respectively.  Amortization expense for the intangible assets was $4,000 and $7,000 for the three and six months ended June 30, 2011 and 2010, respectively.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC 350 “Intangibles – Goodwill and Other” for proper treatment.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2011 (6 months)	$9
2012	16
2013	16
2014	16
2015	14
Thereafter	—
Totals	$71

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company has determined that its only reporting unit is Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired as of December 31, 2010 and there have been no indications of impairment during the six months ended June 30, 2011 or 2010.

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

Costs and estimated earnings on uncompleted contracts and related amounts billed under contract provisions as of June 30, 2011 and December 31, 2010 are as follows:

($ in thousands)	June 30, 2011	December 31, 2010

Costs incurred on uncompleted contract	$619	$539
Estimated earnings	1,141	980
	1,760	1,519

Less: billings to date	(1,760)	(1,760)
Billings in excess of costs and estimated earnings on uncompleted contract	$—	$(241)

NOTE 5.    NOTES PAYABLE

Notes payable consist of the following:

($ in thousands)	June 30,	December 31,
	2011	2010
Secured Promissory Note
9% secured promissory note. Face value of note $0 at June 30, 2011 and December 31, 2010. Discount on note is $0 at June 30, 2011 and December 31, 2010. Note settled in December 2010.	$—	$—
Total secured notes payable	—	—
Secured Convertible Notes Payable
6% secured convertible notes payable. Face value of notes $6,000 and $5,500 at June 30, 2011 and December 31, 2010, respectively. Discount on notes is $3,358 and $4,073 at June 30, 2011 and December 31, 2010, respectively. Notes due October 2012 through June of 2013.	2,642	1,427
Total convertible notes payable	2,642	1,427
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $110 at June 30, 2011 and December 31, 2010. Discount on notes at is $0 at June 30, 2011 and December 31, 2010. Notes were due February 14, 2009 and extended to January 31, 2010.	110	110
Total notes payable to related parties	110	110

Total notes payable	2,752	1,537
Less current portion	(110)	(110)
Long-term notes payable	$2,642	$1,427

Future maturities of long-term debt are as follows as of June 30, 2011:

($ in thousands)
2012	$5,500
2013	500
2014	—
2015	—
Thereafter	—
$6,000

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

The Company evaluated the waiver of default and interest rate change under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (ASC 470-50) to determine if the modification was substantial.  The Company determined that because the change in fair value of the debt instruments was greater than 10% of the present value of the cash flows between the modified debt instruments and original debt instruments, the debt modification was substantial and therefore the Company accounted for the modification as a debt extinguishment.  Accordingly, the Company recorded the new debt instrument at fair value and recorded a loss on debt extinguishment of approximately $750,000 during 2009.   The loss on debt extinguishment of $750,000 includes approximately $132,000 of unamortized deferred financing fees written off due to the debt extinguishment. The Company recorded the new debt instruments net of a discount equal to the fair values allocated to the various financial instruments issued to the Lender.  The Company estimated the fair value of the warrants using a Monte-Carlo simulation, which resulted in a note discount from the issuance of the warrants of approximately $187,000.  The Company is accreting the note discount and the Additional Financing Obligation discount using the effective interest rate method over the life of the Note.

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

The Company recorded Convertible Note No. 2 net of a discount equal to the fair value allocated to the warrants of approximately $2,000,000.  The Company estimated the fair value of the warrants to be approximately $2,074,000 using a Monte-Carlo simulation performed by an independent third party, Vantage Point Advisors, Inc. The Company also recorded an additional $74,000, in November 2010 in financing expense based on the fair value of the warrants as the grant date fair value of the warrants exceeded the face amount of the convertible note. The Company will accrete the note discount over the life of the note using the effective interest rate method.

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

The Company recorded Convertible Note No. 4 net of a discount equal to the fair value allocated to the warrants of approximately $187,000.  The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc., to perform the Monte-Carlo simulations used to arrive at the estimate of fair value.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $188,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company will accrete the note discount and beneficial conversion feature over the life of the note using the effective interest rate method.

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

The warrants issued in conjunction with the August 2009 waiver of default contain anti-dilution provisions, which require derivative liability classification (see Note 7). The Company recorded the grant date fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in the recognition of expense of approximately $52,000 which was included as a component of interest expense in the Company’s consolidated statements of operations for the year ended December 31, 2009.

The Company did not repay the notes on January 31, 2010 and is currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

                The following tables set forth the various components of interest expense, amortization of debt discounts and beneficial conversion features, changes in fair value of the additional financing obligation and losses recorded on debt modification for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals
($ in Thousands)
Coupon interest rate	$2	$-	$84	$86	$2	$56	$-	$58

Accretion of note discount	$-	$-	$413	$413	$-	$270	$-	$270

Accretion of beneficial conversion feature	$-	$-	$137	$137	$-	$-	$-	$-

Accretion of Additional Financing Obligation	$-	$-	$-	$-	$-	$72	$-	$72

Change in Fair Value of Additional Financing Obligation	$-	$-	$-	$-	$-	$(816)	$-	$(816)

Total of expense recorded on debt instruments	$2	$-	$634	$636	$2	$(418)	$-	$(416)

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals
($ in Thousands)
Coupon interest rate	$4	$-	$164	$168	$4	$118	$-	$122

Accretion of note discount	$-	$-	$821	$821	$-	$431	$-	$431

Accretion of beneficial conversion feature	$-	$-	$269	$269	$-	$-	$-	$-

Accretion of Additional Financing Obligation	$-	$-	$-	$-	$-	$144	$-	$144

Change in Fair Value of Additional Financing Obligation	$-	$-	$-	$-	$-	$(659)	$-	$(659)

Total of expense recorded on debt instruments	$4	$-	$1,254	$1,258	$4	$34	$-	$38

NOTE 6.    EQUITY

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Preferred outstanding as of June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Company had cumulative undeclared dividends of approximately $161,000 and $136,000, respectively.  There were no conversions of Series B Preferred into common stock during the six months ended June 30, 2011 or 2010.

Series C 8% Convertible Preferred Stock

The Company had 2,200 shares of Series C Preferred outstanding as of June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Company had cumulative undeclared dividends of approximately $843,000 and $756,000, respectively.  There were no conversions of Series C Preferred into common stock during the six months ended June 30, 2011 or 2010.

Series D 8% Convertible Preferred Stock

The Company had 2,085 shares of Series D outstanding as of June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Company had cumulative undeclared dividends of approximately $665,000and $575,000, respectively.  During the quarter ended June 30, 2010, 113 shares of Series D Convertible Preferred Stock were converted into 281,428 shares of common stock.  There were no conversions of Series D Preferred into common stock during the six months ended June 30, 2011.

Common Stock

The following table summarizes common stock activity for the six months ended June 30, 2011:

Common Stock

Shares outstanding at December 31, 2010	23,838,777
Shares issued pursuant to warrants exercised for cash	1,310,000
Shares issued pursuant to cashless warrants exercised	1,154,698
Shares issued pursuant to options exercised	14,587
Shares issued as compensation in lieu of cash	10,000
Shares outstanding at June 30, 2011	26,328,062

During the six months ended June 30, 2011, the Company issued 1,310,000 shares of common stock pursuant to the exercise of 1,310,000 warrants for cash proceeds of approximately $655,000.  During the six months ended June 30, 2011, the Company also issued 1,154,698 shares of common stock pursuant to the cashless exercise of 1,966,358 warrants.

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

Warrants

As of June 30, 2011, warrants to purchase 16,401,254 shares of common stock at prices ranging from $0.50 to $1.67 were outstanding. All warrants are exercisable as of June 30, 2011, and expire at various dates through October 2014.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2010	19,737,612	$0.54
Granted	300,000	$1.25
Expired / Canceled	(360,000)	$0.50
Exercised	(3,276,358)	$0.50
Balance at June 30, 2011	16,401,254	$0.56

There were 1,724,873 warrants exercised for 858,531 shares of common stock during the six months ended June 30, 2010.  Of the 1,724,873 warrants exercised, 400,000 were exercised for cash proceeds of $200,000 and the remaining 1,324,873 were exercised pursuant to a cashless transaction. There were no warrants that were granted or expired/canceled during the six months ended June 30, 2010.

Stock Based Compensation

At June 30, 2011, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.  Stock-based compensation expense related to equity options was approximately $73,000 and $50,000 for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense related to equity options was approximately $140,000 and $104,000 for the six months ended June 30, 2011 and 2010, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three and six months ended June 30, 2011 and 2010 ranged from 135% to 144%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the three and six months ended June 30, 2011 and 2010 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three and six months ended June 30, 2011 and 2010 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board.  These shares will vest quarterly over a three-year period.  The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board.  The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $10,000 for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense related to these restricted stock grants was approximately $20,000 for the six months ended June 30, 2011 and 2010, respectively.

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

On July 22, 2011, the Company’s Board of Directors approved an amendment to the Amended and Restated 1999 Plan Stock Option Plan (the “1999 Plan”), subject to shareholder approval, pursuant to which an additional 2,159,442 shares would be reserved for issuance under the plan.  In October 2011, the Company’s shareholders approved this amendment resulting in 2,159,442 shares being added to the 1999 Plan.

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

During the year ended December 31, 2010, the Company issued 8,250,000 warrants requiring derivative liability classification with a grant date fair value of approximately $3,312,000. During the three and six months ended June 30, 2011, the Company issued 300,000 warrants requiring derivative liability classification with a grant date fair value of approximately $187,000.

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

	Fair Value at June 30, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,631	$1,631	$—	$—
Totals	$1,631	$1,631	$—	$—
Liabilities:
Derivative liabilities	$18,528	$—	$—	$18,528
Totals	$18,528	$—	$—	$18,528

	Fair Value at December 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,369	$1,369	$—	$—
Totals	$1,369	$1,369	$—	$—
Liabilities:
Derivative liabilities	$15,653	$—	$—	$15,653
Totals	$15,653	$—	$—	$15,653

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

    A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2010	$15,653
Total unrealized gains	—
Included in earnings	2,688
Settlements	—
Issuances	187
Transfers in and/or out of Level 3	—
Balance at June 30, 2011	$18,528

All unrealized gains or losses resulting from changes in value of any Level 3 instruments are reflected as a separate line in the condensed consolidated statement of operations in arriving at net income (loss).  The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.

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

On January 30 2012, the Performance Units issued to certain key employees of the Company were terminated, and exchanged for options to purchase a total of 435,000 shares of the Company's common stock.   The Performance Units were originally issued to the Company in March 2011, in lieu of employee stock options or other equity-based incentives since the Company did not have sufficient shares of Common Stock available for issuance under  its 2001 Equity Incentive Plan.

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

Consummation of Financing.   On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20.0 million shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of our common stock exercisable for $0.50 per share (“Warrants”).  The Warrants expire five years from the date of grant.  The Company also issued 90,000 shares of common stock and a Warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three and six months ended June 30, 2011 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010.

Product Revenue

	Three Months Ended June 30,
Net Product Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$574	$319	$255	80%
Percentage of total net product revenue	72%	63%
Hardware and consumables	$143	$98	$45	46%
Percentage of total net product revenue	18%	19%
Services	$83	$94	$(11)	(12)%
Percentage of total net product revenue	10%	18%
Total net product revenue	$800	$511	$289	57%

Software and royalty revenue increased 80% or $255,000 during the three months ended June 30, 2011 as compared to the corresponding period in 2010. This increase is due to higher project-oriented revenues of our identity management software into project solutions of approximately $278,000 combined with slightly higher sales of boxed identity management software through our distribution channel of approximately $31,000.  These increases were offset by a decrease in our identification software royalties and license revenue of approximately $42,000 combined with lower sales of our law enforcement project related revenue of approximately $12,000.

Revenue from the sale of hardware and consumables increased 46% or approximately $45,000 during the three months ended June 30, 2011 as compared to the corresponding period in 2010. The increase resulted from higher revenue from project solutions containing hardware and consumable components.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased slightly to approximately $83,000 during the three months ended June 30, 2011 from $94,000 for the corresponding period in 2010 due primarily to the timing of completion of the service element in certain contracts.

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

Maintenance Revenue

	Three Months Ended June 30,
Maintenance Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$699	$640	$59	9%

Maintenance revenue was $699,000 for the three months ended June 30, 2011 as compared to $640,000 for the corresponding period in 2010.  Identity management maintenance revenue generated from identification software solutions were $201,000 for the three months ended June 30, 2011 as compared to $142,000 during the comparable period in 2010.  The increase of $59,000 is primarily due to the increase in identity management software project solutions revenue discussed above.  Law enforcement maintenance revenue was very flat year-over-year at $498,000 for the three months ended June 30, 2011 and 2010.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Three Months Ended June 30,
Cost of Product Revenue:	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$37	$39	$(2)	(5)%
Percentage of software and royalty product revenue	6%	12%
Hardware and consumables	$78	$48	$30	63%
Percentage of hardware and consumables product revenue	55%	49%
Services	$60	$57	$3	5%
Percentage of services product revenue	72%	61%
Total product cost of revenue	$175	$144	$31	22%
Percentage of total product revenue	22%	28%

The cost of software and royalty product revenue was relatively consistent when comparing the three months ended June 30, 2011 to the same period in 2010, however, the software and royalty cost of product revenue as a percentage of total software and royalty revenue decreased. The decrease in software and royalty cost of product revenue as a percentage of software and royalty product revenue was primarily driven by lower content of third-party software in project solutions during the three month ended June 30, 2011 as compared to the corresponding period of 2010.  In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The increase in the cost of product revenue for our hardware and consumable sales of $30,000 or 63% for the three months ended June 30, 2011 as compared to the corresponding period in 2010 reflects the increase in hardware and consumable revenue for the three months ended June 30, 2011 as compared to the comparable period in 2010 combined with higher costs incurred on hardware and consumable procurements.

The cost of services revenue increased slightly to $60,000 during the three months ended June 30, 2011 as compared to $57,000 during the corresponding period in 2010.  This increase is due to the direct labor costs incurred in excess of revenue generated on certain contracts during this period.

Cost of Maintenance Revenue

	Three Months Ended June 30,
Maintenance cost of revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$209	$254	$(45)	(18)%
Percentage of total maintenance revenue	30%	40%

Cost of maintenance revenue as a percentage of maintenance revenues decreased to 30% during the three months ended June 30, 2011 from 40% for the corresponding period in 2010 due primarily to a higher percentage of the Company’s maintenance revenue being generated from software only solutions which typically have lower maintenance costs than those solutions containing both software and hardware.

Product Gross Profit

	Three Months Ended June 30,
Product gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$537	$280	$257	92%
Percentage of software and royalty product revenue	94%	88%
Hardware and consumables	$65	$50	$15	30%
Percentage of hardware and consumables product revenue	45%	51%
Services	$23	$37	$(14)	(38)%
Percentage of services product revenue	28%	39%
Total product gross profit	$625	$367	$257	70%
Percentage of total product revenue	78%	72%

Software and royalty gross profit increased 92% or approximately $257,000 for the three months ended June 30, 2011 from the corresponding period in 2010 due primarily to higher software and royalty product revenues of approximately $255,000. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware and consumables gross profit increased 29% or approximately $15,000 for the three month period ended June 30, 2011 as compared to the corresponding period in 2010.  This increase was primarily due to higher hardware and consumables revenue of approximately $45,000 in the three month period ended June 30, 2011 as compared to the corresponding period in the 2010 year offset by an increase in hardware and consumables cost of product revenue of approximately $30,000.

Services gross profit decreased $14,000 due to the combination of a 12% decrease in services revenues and a 5% increase in costs of services revenues when comparing the three months ended June 30, 2011 to the corresponding period in 2010.

Maintenance Gross Profit

	Three Months Ended June 30,
Maintenance gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$490	$386	$104	27%
Percentage of total maintenance revenue	70%	60%

Gross margins related to maintenance revenue increased from 60% for the three months ended June 30, 2010 to 70% for the three months ended June 30, 2011.  That increase is due to the combination of a 9% increase in maintenance revenues and an 18% decrease in costs of maintenance revenue when comparing the three months ended June 30, 2011 to the corresponding period in 2010.

Operating Expense

	Three Months Ended June 30,
Operating expenses	2011	2010	$ Change	% Change
(dollars in thousands)

General & administrative	$486	$680	$(194)	(29)%
Percentage of total net revenue	32%	59%
Sales and marketing	$361	$381	$(20)	(5)%
Percentage of total net revenue	24%	33%
Research & development	$685	$666	$19	3%
Percentage of total net revenue	46%	58%
Depreciation and amortization	$7	$12	$(5)	(42)%
Percentage of total net revenue	0%	1%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The decrease in general and administrative expense, as a percentage of total net revenues, during the three months ended June 30, 2011 as compared to the corresponding period in 2010 is reflective of certain cost cutting measures taken during the second half of 2010 and the first half of 2011. The dollar decrease of $194,000 is primarily comprised of the following major components:

•	Decrease in professional fees including consulting services of $98,000 due primarily to the audit related fees incurred in the first quarter of 2010 which did not repeat in 2011.

•	Decrease in personnel related expense of approximately $47,000.

•	Decrease in Canadian operating expense of approximately $51,000.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar decrease of $20,000 during the three months ended June 30, 2011 as compared to the corresponding period in 2010 is primarily comprised of the following major components:

•	Decrease in personnel related expense of approximately $8,000 due primarily to reductions in sales commissions and headcount.

•	Decrease in stock-based compensation and other miscellaneous expense of approximately $12,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $19,000 for the three months ended June 30, 2011 as compared to the corresponding period in 2010 due primarily to the following major components:

•	Increase in personnel expenditures of approximately $38,000 combined with decreases in contractor and contract services of $12,000.

•	Decrease in rent and office related costs of approximately $15,000.

•	Increase in stock-based compensation of approximately $9,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended June 30, 2011, depreciation and amortization expense decreased 42% or $5,000 as compared to the corresponding period in 2010. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the three months ended June 30, 2011, we recognized interest income of $0 and interest expense of $641,000. For the three months ended June 30, 2010, we recognized interest income of $0 and interest expense of $334,000.  Interest expense for the three months ended June 30, 2011 contains the following components:

•	Coupon interest of approximately $86,000 related to our 6% secured convertible notes and 7% convertible notes.

•	Accretion of note discount and beneficial conversion feature classified as interest expense of approximately $413,000 and $137,000, respectively.

•	Other interest expense of approximately $5,000.

Interest expense for the three months June 30, 2010 contains the following components:

•	Coupon interest of approximately $58,000 related to our 7% convertible notes and 9% secured notes payable.

•	Accretion of note discount classified as interest expense of approximately $270,000.

•	Other interest expense of approximately $6,000.

Change in Fair Value of Financing Obligation

The change in fair value of financing obligation during the three months ended June 30, 2010 resulted in non-cash income of $744,000.  This non-cash income is comprised of the change in fair value of the variable component of our additional financing obligation of approximately $816,000 offset by the accretion of the fixed component of our additional financing obligation of approximately $72,000.  As that financing obligation was settled in fiscal 2010 there is no corresponding impact for the three months ended June 30, 2011.

Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2011, we recognized a non-cash income of $4,585,000 compared to $4,154,000 for the corresponding period of 2010.  This income is related to the change in fair value of the Company’s derivative liabilities associated with the embedded conversion feature in our Series C Preferred and Series D Preferred and the anti-dilution provisions in certain warrants to purchase shares of our common stock. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

        Other Expense (Income), Net

       For the three months ended June 30, 2011, we recognized other income of $4,000 and other expense of $0.  For the three months ended June 30, 2010, we recognized other income of $284,000 and other expense of $0.  Other income for the three months ended June 30, 2011 is comprised of approximately $4,000 from various miscellaneous receipts at our German sales office. Other income for the three months ended June 30, 2010 contains approximately $280,000 from the reduction of previously accrued liquidated damages due to the expiration of the statue of limitations and $4,000 from collections on previously derecognized receivables.

        Income Tax Expense

       Income tax expenses was $2,000 for the three months ended June 30, 2011 compared to $197,000 for the same period in 2010.  The decrease of $195,000 is primarily due to an adjustment we recorded during the second quarter of 2010 related to our transfer pricing tax position with respect to our operations in Canada.  That adjustment related to an examination conducted by the Canadian Revenue Agency for the tax years 2001 to 2008.  The adjustment recorded in 2010 reflects the cumulative impact, including estimated interest and penalties.

Comparison of the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.

Product Revenue
	Six Months Ended June 30,
Net Product Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,650	$1,146	$504	44%
Percentage of total net product revenue	80%	61%
Hardware and consumables	$160	$323	$(163)	(50)%
Percentage of total net product revenue	8%	17%
Services	$247	$402	$(155)	(39)%
Percentage of total net product revenue	12%	22%
Total net product revenue	$2,057	$1,871	$186	10%

Software and royalty revenue increased 44% or $504,000 during the six months ended June 30, 2011 as compared to the corresponding period in 2010.  This increase is due to higher project-oriented revenues of our identity management software into project solutions of approximately $612,000 combined with slightly higher sales of boxed identity management software through our distribution channel of approximately $23,000.  These increases were offset by a decrease in our identification software royalties and license revenues of approximately $68,000 combined with lower sales of our law enforcement project related revenues of approximately $63,000.

Revenue from the sale of hardware and consumables decreased 50% or $163,000 during the six months ended June 30, 2011 as compared to the corresponding period in 2010.  The decrease reflects lower revenues from project solutions containing hardware and consumable components.

Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenues decreased approximately $155,000 during the six months ended June 30, 2011 as compared to the corresponding period in 2010 due primarily to lower service revenues being generated from software integration of our biometric engine and PIV products into project solutions combined with a reduction in our installation of hardware products.

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

Maintenance Revenue

	Six Months Ended June 30,
Maintenance Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$1,363	$1,308	$55	4%

Maintenance revenue for the six months ended June 30, 2011 increased $55,000 over the corresponding period in the 2010.  Identity management maintenance revenues generated from identification software solutions were $372,000 for the six months ended June 30, 2011 as compared to $311,000 during the comparable period in 2010.  The increase of $61,000 is primarily due to the increase in identity management software project solutions revenue discussed above.  Law enforcement maintenance revenues were relatively flat year-over-year at $991,000 and $997,000 for the six months ended June 30, 2011 and 2010, respectively.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Six Months Ended June 30,
Cost of Product Revenue:	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$69	$221	$(152)	(69)%
Percentage of software and royalty product revenue	4%	19%
Hardware and consumables	$94	$242	$(148)	(61)%
Percentage of hardware and consumables product revenue	59%	75%
Services	$143	$209	$(66)	(32)%
Percentage of services product revenue	58%	52%
Total product cost of revenue	$306	$672	$(366)	(54)%
Percentage of total product revenue	15%	36%

The cost of software and royalty product revenue decreased 69% or $152,000 during the six months ended June 30, 2011 as compared to the corresponding period in 2010. The decrease in software and royalty cost of product revenues as a percentage of software and royalty product revenue was primarily driven by lower content of third-party software in project solutions and lower levels of software customization during the six months ended June 30, 2011 as compared to the corresponding period of 2010. The six month period ended June 30, 2011 contained an uncharacteristically high level of software license revenue sold into project solutions not requiring either third-party or significant levels of customization.

The decrease in the cost of product revenue for our hardware and consumable sales of $148,000 for the six months ended June 30, 2011 as compared to the corresponding period in 2010 reflects the decrease in hardware and consumable revenues for the six months ended June 30, 2011 as compared to the same period in 2010 combined with lower costs incurred on hardware and consumable procurements.

Cost of service revenue decreased $66,000 or 32%, however, increased as a percentage of services revenue during the six months ended June 30, 2011 as compared to the corresponding period in 2010.   The 32% decrease in cost of services product revenue is reasonably similar to the 39% decrease in services revenue.  The increase in cost of services revenue as a percentage of services revenue for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is largely due to higher direct labor costs incurred on certain contracts during 2011.

Cost of Maintenance Revenue

	Six Months Ended June 30,
Maintenance cost of revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$447	$501	$(54)	(11)%
Percentage of total maintenance revenue	33%	38%

Cost of maintenance revenue decreased 11% or $54,000 during the six months ended June 30, 2011 as compared to the corresponding period in 2010 due primarily to a higher percentage of the Company’s maintenance revenues being generated from software only solutions which typically have lower maintenance costs than those solution containing both software and hardware.

Product Gross Profit

	Six Months Ended June 30,
Product gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,581	$925	$656	71%
Percentage of software and royalty product revenue	96%	81%
Hardware and consumables	$66	$81	$(15)	(19)%
Percentage of hardware and consumables product revenue	41%	25%
Services	$104	$193	$(89)	(46)%
Percentage of services product revenue	42%	48%
Total product gross profit	$1,751	$1,199	$552	46%
Percentage of total product revenue	85%	64%

Software and royalty gross profit increased 71% or $656,000 for the six months ended June 30, 2011 as compared to the corresponding period in 2010 due to a combination of a $504,000 increase in software and royalty revenue and a $152,000 decrease in related cost of sales.

Hardware and consumables gross profit decreased $15,000 during the six months ended June 30, 2011 as compared to the corresponding period in 2010 due to lower hardware and consumables revenues of $163,000 partially offset by lower costs incurred on sales of hardware and consumables of $148,000. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Services gross profit decreased approximately $89,000 for the six months ended June 30, 2011 as compared to the corresponding period of 2010 due lower services revenue of $155,000 partially offset by a decrease in cost of services revenue of $60,000.  As the mix of services revenue to total product revenue as well as the ratio of costs of services revenue to services revenues did not change significantly, the services gross margin of 42% for the six months ended June 30, 2011 was not a significant lower than the margin of 48% for the same period in the prior year.

Maintenance Gross Profit

	Six Months Ended June 30,
Maintenance gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$916	$807	$109	14%
Percentage of total maintenance revenue	67%	62%

Gross margins related to maintenance revenue increased to 67% for the six months ended June 30, 2011 from 62% for the corresponding period in the prior year due to a combination of a $55,000 increase in maintenance revenue and a $54,000 decrease in cost of maintenance revenue.  The reduction in maintenance cost of revenue is due primarily to a higher percentage of the Company’s maintenance revenue being generated from software only solutions which typically have lower maintenance costs than those solution containing both software and hardware.

Operating Expense

	Six Months Ended June 30,
Operating expense	2011	2010	$ Change	% Change
(dollars in thousands)

General & administrative	$993	$1,376	$(383)	(28)%
Percentage of total net revenue	29%	43%
Sales and marketing	$733	$773	$(40)	(5)%
Percentage of total net revenue	21%	24%
Research & development	$1,312	$1,363	$(51)	(4)%
Percentage of total net revenue	38%	43%
Depreciation and amortization	$14	$26	$(12)	(46)%
Percentage of total net revenue	0%	1%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The dollar decrease of $383,000 is comprised of the following major components:

•	Decrease in professional fees including contract services expense of $247,000 due primarily to the audit related fees incurred in the first quarter of 2010 which did not repeat in 2011.

•	Decrease in personnel related expense of approximately $87,000 resulting from reductions in headcount and the consolidation of certain positions.

•	Decrease in Canadian related operating expense of approximately $51,000

•	Decrease in rent and office related costs of approximately $15,000

•	Increase in financing fees of approximately $25,000

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar decrease of $40,000 during the six months ended June 30, 2011 as compared to the corresponding period in 2010 is primarily comprised of the following major components:

•	Decrease in personnel related expense of approximately $61,000 due to reductions in headcount and the consolidation of certain positions.

•	Increase in stock-based compensation of approximately $16,000

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $51,000 for the six months ended June 30, 2011 as compared to the corresponding period in 2010 due primarily to the following major components:

•	Decrease in personnel expenditures of approximately $18,000 combined with decreases in contractor and contract services of $31,000.

•	Decrease in rent and office related costs of approximately $25,000

•	Increase in stock-based compensation of approximately $17,000

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the six months ended June 30, 2011, depreciation and amortization expense decreased $12,000 as compared to the corresponding period in 2010.  The decrease in depreciation and amortization expense reflects a decrease in the carrying value of property and equipment from $41,000 as of December 31, 2009 to $19,000 as of December 31, 2010.  The Company’s amortization expense consisted solely of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset.

        Interest Expense (Income), Net

       For the six months ended June 30, 2011, we recognized interest income of $0 and interest expense of $1,269,000. For the six months ended June 30, 2010, we recognized interest income of $0 and interest expense of $576,000.  Interest expense for the six months ended June 30, 2011 contains the following components:

•	Coupon interest of approximately $168,000 related to our 6% secured convertible notes and 7% convertible notes.

•	Accretion of note discount and beneficial conversion feature classified as interest expense of approximately $821,000 and $269,000, respectively

•	Other interest expense of approximately $11,000.

Interest expense for the six months June 30, 2010 contains the following components:

•	Coupon interest of approximately $122,000 related to our 7% convertible notes and 9% secured notes payable.

•	Accretion of note discount classified as interest expense of approximately $431,000.

•	Other interest expense of approximately $23,000.

Change in Fair Value of Additional Financing Obligation

The change in fair value of financing obligation during the six months ended June 30, 2010 resulted in non-cash income of $515,000.  This non-cash income is comprised of the change in fair value of the variable component of our additional financing obligation of approximately $659,000 offset by the accretion of the fixed component of our additional financing obligation of approximately $144,000.  As that financing obligation was settled in fiscal 2010 there is no corresponding impact for the three months ended June 30, 2011.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2011, we recognized a non-cash expense of $2,688,000 compared to non-cash income of $3,677,000 for the corresponding period of 2010.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the embedded conversion feature in our Series C and Series D Preferred Stock and the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

         Other Expense (Income), Net

       For the six months ended June 30, 2011, we recognized other income of $10,000 and other expense of $0.  For the six months ended June 30, 2010, we recognized other income of $301,000 and other expense of $0.  Other income for the six months ended June 30, 2011 is comprised of approximately $10,000 from miscellaneous receipts at our German sales office. Other income for the six months ended June 30, 2010 contains approximately $280,000 from the reduction of previously accrued liquidated damages due to the expiration of the statue of limitations, $10,000 for the application of forfeiture account balances of the Company’s 401(k) plan against the accrued employer match, $2,000 from the negotiated settlement of certain trade accounts payable at amounts less than their carrying value, and $9,000 in income on previously derecognized accounts receivables.

        Income Tax Expense

       Income tax expense was $4,000 for the six months ended June 30, 2011 compared to $197,000 for the same period in 2010.  The decrease of $193,000 is primarily due to an adjustment we recorded during the second quarter of 2010 related to our transfer pricing tax position with respect to our operations in Canada.  That adjustment related to an examination conducted by the Canadian Revenue Agency for the tax years 2001 to 2008.  The adjustment recorded in 2010 reflects the cumulative impact, including estimated interest and penalties.

LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2011, we consummated an equity financing resulting in gross proceeds of $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing. In connection with the Qualified Financing, we issued 20,090,000 shares of its common stock (the “Shares”), and warrants to purchase 12,252,500 shares of its common stock exercisable for $0.50 per share (“Warrants”). The Warrants expire five years from the date of grant. As a result of the Qualified Financing, our Series C 8% Convertible Preferred Stock (“Series C Preferred”) and Series D 8% Convertible Preferred Stock (“Series D Preferred”) was automatically converted into 11,768,525 shares of common stock. In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of the Company's existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of the Company’s common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing. We are obligated to file a registration statement with the Securities and Exchange Commission on or before February 20, 2012 to register for resale the Shares and the common stock issuable upon exercise of the Warrants.

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

At June 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $488,000 and accounts receivable, net of $311,000. As of June 30, 2011, we had negative working capital of $3,262,000 which included $747,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital and capital expenditures. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.

Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and that the Company will have sufficient liquidity to fund its business and meet its contractual obligations over a period beyond the next 12 months.

Operating Activities

We used net cash of $682,000 in operating activities for the six months ended June 30, 2011. During this period, net cash used in operating activities primarily consisted of a net loss of $4.3 million and a net increase in working capital and other assets and liabilities of $311,000.  Those amounts were offset by $4.0 million of non-cash costs including a $2.7 million unrealized loss related to the change in value of our derivative liabilities, $1.1 million in amortization of debt related costs and $160,000 is stock based compensation.  The increase in working capital and other assets of $311,000 was primarily driven by a decrease of $326,000 in deferred revenue.

        During the six months ended June 30, 2010, we used net cash of $843,000 in operating activities.  During this period, net cash used in operating activities primarily consisted of $3.6 million of non-cash costs including a $3.7 million unrealized gain related to the change in value of our derivative liabilities and a $658,000 unrealized gain related to the change in fair value of the additional financing obligation offset by $431,000 in debt discount amortization and $124,000 in stock based compensation.  Working capital combined with certain other assets and liabilities decreased $579,000.  The decrease in working capital and certain other assets and liabilities of $579,000 was primarily driven by an increase in accounts payable of $230,000 and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $273,000.

Investing Activities

There was no significant activity in our cash flows from investing activities during the six months ended June 30, 2011 and 2010.

Financing Activities

We generated cash of $1.2 million from financing activities for the six months ended June 30, 2011 compared to generation of $450,000 for the same period in 2010. The $1.2 million in 2011 was primarily derived from the $655,000 proceeds related to the exercise of 1,310,000 common stock warrants in $500,000 from the issuance of notes payable.  The $450,000 generated during the six months ended June 30, 2010 was driven by proceeds from the exercise of stock warrants and the issuance of $250,000 in notes payable.

Debt

At June 30, 2011, we had approximately $6.1 million in outstanding debt, exclusive of any debt discounts, and another $0.3 million in related accrued interest.

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

We evaluated the waiver of default and interest rate change under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (ASC 470-50) to determine if the modification was substantial.  We determined that, because the change in fair value of the debt instruments was greater than 10% of the present value of the cash flows between the modified debt instruments and original debt instruments, the debt modification was substantial and therefore we accounted for the modification as a debt extinguishment.  Accordingly, we recorded the new debt instrument at fair value and recorded a loss on debt extinguishment of approximately $750,000 during 2009.   The loss on debt extinguishment of $750,000 includes approximately $132,000 of unamortized deferred financing fees written off due to the debt extinguishment. We recorded the new debt instruments net of a discount equal to the fair values allocated to the various financial instruments issued to the Lender.  We estimated the fair value of the warrants using a Monte-Carlo simulation, which resulted in a note discount from the issuance of the warrants of approximately $187,000.  We are accreting the note discount and the Additional Financing Obligation discount using the effective interest rate method over the life of the Note.

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

In October 2009, the Lender and wefurther amended the Note (“Amendment No. 3”) whereby the Lender agreed to make additional advances in an aggregate amount up to $1,000,000 (“Third Amendment Advance”) to only be used for the purpose of compromising certain of our outstanding vendor payables or for paying for the audit of our financial statements.  The amendment calls for us to repay the lender in full the amount of any and all Third Amendment Advances, together with all accrued and unpaid interest thereon, on or before January 31, 2010.  On October 5, 2009, the Lender made an advance of $300,000 to us pursuant to these provisions.  As consideration for the additional advance, we issued to the Lender warrants to purchase 200,000 shares of our common stock at an exercise price of $0.60 per share.  Such warrants may be exercised at any time from October 5, 2009 until October 5, 2014.  As additional consideration, we assigned certain patents related to discontinued product lines to the Lender with the condition that we would participate in future proceeds generated from efforts by the Lender to monetize the patents.

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

In February 2010, we and the Lender further amended the Note (“Amendment No. 5”) whereby the Lender extended the due date of amounts due on January 31, 2010 to March 15, 2010.

In March 2010, we and the Lender further amended the Note (“Amendment No. 6”) whereby the Lender made an additional advance of $250,000 under the Note.  As consideration for the advance, we will pay the Lender additional interest on the maturity date or such earlier date as may be required under the terms of the Note in an amount equal to 200,000 multiplied by the average of the closing prices of our common stock for the ten trading day period immediately preceding the date of the payment of such interest payment.  As additional consideration for making the advance, we assigned to the Lender its rights, title and interest in and to fifty percent of certain after-cost proceeds that may be received in connection with our prosecution of certain commercial tort claims (including, but not limited to, claims related to the infringement of our intellectual property). In conjunction with Amendment No. 6, the interest rate on the Note was changed to 10% per annum, retroactive to February 2009. Also in conjunction with Amendment No. 6, the Lender extended the due dates of amounts due on March 15, 2010 to June 30, 2010.

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

We recorded Convertible Note No. 1 net of a discount equal to the fair value allocated to the warrants of approximately $408,000.  We utilized the services of an independent valuation firm, Vantage Point Advisors, Inc. to perform the Monte-Carlo simulations used to arrive at the estimate of fair value.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $408,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  We will accrete the note discount and beneficial conversion feature over the life of the note using the effective interest rate method.

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

In June 2011, we entered into a new, two-year secured convertible 6% note (“Convertible Note No. 4”) in the amount of $500,000 purchased by the existing holder of the 6% Convertible Notes.  Convertible Note No.4 is convertible into common shares at $1.25 per share and is due June 9, 2013.  In conjunction with the issuance of  Convertible Note No. 4, we issued warrants to purchase 300,000 shares of common stock with an exercise price of $1.25. The Warrant terminates, if not previously exercised, two years from the date of issuance, or June 9, 2013. The Warrant contains a cashless exercise provision allowing the Lender to exercise the Warrant without tendering the exercise price of the Warrant, subject to a reduction of the number of shares of common stock issuable upon exercise of the Warrant.

We recorded Convertible Note No. 4 net of a discount equal to the fair value allocated to the warrants of approximately $187,000.  We utilized the services of an independent valuation firm to perform the Monte-Carlo simulations used to arrive at the estimate of fair value.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $188,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  We will accrete the note discount and beneficial conversion feature over the life of the note using the effective interest rate method.

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

Contractual obligations

Total contractual obligations and commercial commitments as of June 30, 2011 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2011 (6 months)	2012	2013	2014	2015	Thereafter
9% secured promissory note*	$—	$—	$—	$—	$—	$—	$—
7% related party promissory note**	110	110	—	—	—	—	—
6% promissory note	6,000	—	5,500	500	—	—	—
Operating lease obligations	888	209	431	248	—	—	—

Total	$6,998	$319	$5,931	$748	$—	$—	$—

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

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$2	$1	$4	$3
General and administrative	49	33	70	68
Sales and marketing	17	19	55	39
Research and development	15	7	31	14

Total	$83	$60	$160	$124

Recently Issued Accounting Standards

Please refer to the section “Recently Issued Accounting Standards” in Note 2 of our Notes to Condensed Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2011. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective because of the existence of unremediated material weaknesses, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”).

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

ITEM 1A.    RISK FACTORS

       Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2010 Form 10-K, filed on January 17, 2012. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2011, there have been no material changes to the disclosures made in the 2010 Form 10-K, except as follows:

We have a history of significant recurring losses totaling approximately $107.5 million, and these losses may continue in the future.

       As of June 30, 2011, we had an accumulated deficit of $107.5 million, and these losses may continue in the future. We will need to raise capital to fund our continuing operations, and financing may not be available to us on favorable terms or at all. In the event financing is not available in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

       Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future. We may experience fluctuations in our quarterly results of operations as a result of:

	varying demand for and market acceptance of our technology and products;

	changes in our product or customer mix;

	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

	our ability to introduce, certify and deliver new products and technologies on a timely basis;

	the announcement or introduction of products and technologies by our competitors;

	competitive pressures on selling prices;

	costs associated with acquisitions and the integration of acquired companies, products and technologies;

	our ability to successfully integrate acquired companies, products and technologies;

	our accounting and legal expenses; and

	general economic conditions.

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