Form 10-Q
period 2011-09-30
IMAGEWARE SYSTEMS INC
filed 2012-02-10
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes ☐    No ☐

The number of shares of Common Stock, with $0.01 par value, outstanding on February 1, 2012 was 67,898,916.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1.    FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$267	$103
Accounts receivable, net of allowance for doubtful accounts of $5 at September 30, 2011 and December 31, 2010	305	239
Inventory, net	30	12
Other current assets	74	57
Total Current Assets	676	411

Property and equipment, net	18	19
Other assets	59	58
Intangible assets, net of accumulated amortization	67	78
Goodwill	3,416	3,416
Total Assets	$4,236	$3,982

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,104	$1,161
Deferred revenue	1,473	1,073
Billings in excess of costs and estimated earnings on uncompleted contracts	—	241
Accrued expenses	2,082	1,822
Notes payable to related parties	110	110
Total Current Liabilities	4,769	4,407

Convertible secured notes payable, net of discount	3,228	1,427
Derivative liabilities	11,573	15,653
Pension obligation	431	401
Total Liabilities	20,001	21,888

Shareholders’ deficit:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at September 30, 2011 and December 31, 2010; liquidation preference $772 and $734 at September 30, 2011 and December 31, 2010, respectively	2	2
Series C convertible preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 2,200 shares outstanding at September 30, 2011 and December 31, 2010; liquidation preference $3,087 and $2,956 at September 30, 2011 and December 31, 2010, respectively	—	—
Series D convertible preferred stock, $0.01 par value; designated 3,000 shares, 2,310 shares issued, and 2,085 shares outstanding at September 30, 2011 and December 31, 2010; liquidation preference $2,792 and $2,660 at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 26,334,766 and 23,845,481 shares issued at September 30, 2011 and December 31, 2010, respectively, and 26,328,062 and 23,838,777 shares outstanding at September 30, 2011 and December 31, 2010, respectively	262	237
Additional paid in capital	86,261	85,186
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(81)	(62)
Accumulated deficit	(102,145)	(103,205)
Total Shareholders’ deficit	(15,765)	(17,906)

Total Liabilities and Shareholders’ Deficit	$4,236	$3,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product	$310	$769	$2,367	$2,640
Maintenance	750	653	2,113	1,961
	1,060	1,422	4,480	4,601
Cost of revenues:
Product	65	249	371	921
Maintenance	227	198	674	699
Gross profit	768	975	3,435	2,981

Operating expenses:
General and administrative	617	512	1,610	1,888
Sales and marketing	343	385	1,076	1,158
Research and development	683	576	1,995	1,939
Depreciation and amortization	7	13	21	39
	1,650	1,486	4,702	5,024
Loss from operations	(882)	(511)	(1,267)	(2,043)

Interest expense, net	686	60	1,955	636
Change in fair value of additional financing obligation	—	(38)	—	(553)
Change in fair value of derivative liabilities	(6,955)	(506)	(4,268)	(4,183)
Loss on debt modification	—	1,100	—	1,100
Other income, net	(10)	(12)	(19)	(314)
Income (loss) before income taxes	5,397	(1,115)	1,065	1,271
Income tax expense	2	2	6	201
Net income (loss)	5,395	(1,117)	1,059	1,070
Preferred dividends	(99)	(99)	(301)	(296)
Net income (loss) available to common shareholders	$5,296	$(1,216)	$758	$774

Basic income (loss) per common share:
Net income (loss)	$0.20	$(0.05)	$0.04	$0.04
Preferred dividends	(0.00)	(0.00)	(0.01)	(0.01)
Basic income (loss) per share available to common shareholders	$0.20	$(0.05)	$0.03	$0.03
Basic weighted-average shares	26,328,062	23,753,994	25,816,120	22,916,554

Diluted income (loss) per common share:
Diluted income (loss) per share	$0.10	$(0.05)	$0.02	$0.03
Diluted weighted-average shares	57,166,212	23,753,994	58,993,965	37,824,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$1,059	$1,070
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	21	39
Amortization of debt discount and debt issuance costs	1,676	431
Accretion of additional financing obligation costs	—	142
Loss on debt modification	—	1,100
Change in fair value of additional financing obligation	—	(695)
Change in fair value of derivative liabilities	(4,268)	(4,183)
Stock issued in lieu of cash	13	—
Stock based compensation	240	184
Change in assets and liabilities
Accounts receivable, net	(65)	247
Inventory, net	(18)	198
Other assets	(18)	9
Accounts payable	(57)	214
Accrued expenses	261	358
Deferred revenue	399	(332)
Billings in excess of costs and estimated earnings on uncompleted contracts	(241)	161
Pension obligation	30	12
Total adjustments	(2,027)	(2,115)
Net cash used in operating activities	(968)	(1,045)

Cash flows from investing activities
Purchase of property and equipment	(8)	(17)
Net cash used in investing activities	(8)	(17)

Cash flows from financing activities
Proceeds from exercised stock options	4	—
Proceeds from exercised stock purchase warrants	655	500
Proceeds from issuance of notes payable	500	250

Net cash provided by financing activities	1,159	750
Effect of exchange rate changes on cash	(19)	(30)
Net increase (decrease) in cash and cash equivalents	164	(342)

Cash and cash equivalents at beginning of period	103	342

Cash and cash equivalents at end of period	$267	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Warrants issued with notes payable	$188	$—
Additional financing obligation issued with notes payable	$—	$140
Non-cash fees added to secured note payable	$—	$85
Beneficial conversion feature of convertible debt	$188	$—
Conversion of preferred stock into common stock	$—	$27
Issuance of common stock pursuant to cashless warrant exercises	$12	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$5,395	$(1,117)	$1,059	$1,070

Foreign currency translation adjustment	65	(152)	(19)	(30)
Comprehensive income (loss)	$5,460	$(1,269)	$1,040	$1,040

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

NOTE 2.     SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on January 17, 2012.

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011, or any other future periods.

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

        The Company’s revenue recognition policies are consistent with U.S. GAAP including ASC 985-605, “Software Revenue Recognition”, ASC 605-35 “Revenue Recognition, Construction-Type and Production-Type Contracts”, “Securities and Exchange Commission Staff Accounting Bulletin 104”, and ASC 605-25 “Revenue Recognition , Multiple Element Arrangements”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

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

Customer Concentration

        For the three and nine months ended September 30, 2011, one customer accounted for approximately 14% and 38% or $147,000 and $1,684,000, respectively, of total revenues and had trade receivables at September 30, 2011 of $0. For the three and nine months ended September 30, 2010, two customers accounted for approximately 32% and 39% or $448,000 and $1,808,000, respectively, of total revenues and had trade receivables at September 30, 2010 of $0.

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

FASB ASU 2010-29.  In December 2010, the FASB issued FASB ASU 2010-29, which requires an entity to disclose revenue and earnings of a combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  It also requires pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The adoption of ASU 2010-29 did not impact the Company’s condensed consolidated financial statements as there were no business combinations to report.

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

FASB ASU 2011-08.  In September 2011 the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”). This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 3.    NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, convertible notes payable, stock options and warrants, calculated using the treasury stock method.  For diluted earnings per share calculation purposes, the net income available to commons shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the condensed consolidated statement of operations for the respective periods.

The table below presents the computation of basic and diluted earnings income (loss) per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic earnings (loss) per share:
Net income (loss)	$5,395	$(1,117)	$1,059	$1,070
Preferred dividends	(99)	(99)	(301)	(296)
Net income (loss) available to common shareholders	$5,296	$(1,216)	$758	$774

Numerator for diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$5,296	$(1,216)	$758	$774
Preferred dividends	99	—	301	296
Interest expense on convertible debt	93	—	261	6
Net income (loss) for diluted earnings (loss) per share	$5,488	$(1,216)	$1,320	$1,076

Denominator for basic earnings (loss) per share — weighted-average shares outstanding	26,328,062	23,753,994	25,816,120	22,916,554
Effect of dilutive securities	30,838,150	—	33,177,845	14,907,951
Denominator for diluted earnings (loss) per share — weighted-average shares outstanding	57,166,212	23,753,994	58,993,965	37,824,505

Basic income (loss) per share:
Net income (loss)	$0.20	$(0.05)	$0.04	$0.04
Preferred dividends	(0.00)	(0.00)	(0.01)	(0.01)
Net income (loss) available to common shareholders	$0.20	$(0.05)	$0.03	$0.03

Diluted income (loss) per share:
Net income (loss)	$0.10	$(0.05)	$0.02	$0.03

The Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Convertible notes payable	—	226,236	—	—
Convertible preferred stock	57,490	10,982,759	56,584	52,954
Stock options	603,930	942,721	135,342	879,199
Warrants	1,254,029	11,730,948	812,925	1,426,779
Total dilutive securities	1,915,449	23,882,664	1,004,851	2,358,932

NOTE 4.    SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $30,000 at September 30, 2011 were comprised of work in process of $11,000 representing direct labor costs on in-process projects and finished goods of $19,000 net of reserves for obsolete and slow-moving items of $2,000.  Inventories of $12,000 at December 31, 2010 were comprised of work in process of $7,000 representing direct labor costs on in-process projects and finished goods of $5,000 net of reserves for obsolete and slow-moving items of $2,000.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

The Company has one intangible in the form of trademarks and trade names.  The carrying amounts of the Company’s acquired intangible assets were $67,000 and $78,000 as of September 30, 2011 and December 31, 2010, respectively, which include accumulated amortization of $280,000 and $269,000 as of September 30, 2011 and December 31, 2010, respectively.   Amortization expense for the intangible assets was $4,000 for the three months ended September 30, 2011 and 2010 and $11,000 for the nine months ended September 30, 2011 and 2010.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC 350 “Intangibles – Goodwill and Other” for proper treatment.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2011 (3 months)	$5
2012	16
2013	16
2014	16
2015	14
Thereafter	—
Total	$67

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company has determined that its only reporting unit is Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired as of December 31, 2010 and there have been no indications of impairment during the nine months ended September 30, 2011 or 2010.

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

Costs and estimated earnings on uncompleted contracts and related amounts billed under contract provisions as of September 30, 2011 and December 31, 2010 are as follows:

($ in thousands)	September 30, 2011	December 31, 2010

Costs incurred on uncompleted contract	$619	$539
Estimated earnings	1,141	980
	1,760	1,519

Less: billings to date	(1,760)	(1,760)
Billings in excess of costs and estimated earnings on uncompleted contract	$—	$(241)

NOTE 5.    NOTES PAYABLE

Notes payable consist of the following:

($ in thousands)	September 30,	December 31,
	2011	2010
Secured Promissory Note
9% secured promissory note. Face value of note $0 at September 30, 2011 and December 31, 2010. Discount on note is $0 at September 30, 2011 and December 31, 2010. Note settled in December 2010.	$—	$—
Total secured notes payable	—	—
Secured Convertible Notes Payable
6% secured convertible notes payable. Face value of notes $6,000 and $5,500 at September 30, 2011 and December 31, 2010, respectively. Discount on notes is $2,772 and $4,073 at September 30, 2011 and December 31, 2010, respectively. Notes due October 2012 through June 2013.	3,228	1,427
Total convertible notes payable	3,228	1,427
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $110 at September 30, 2011 and December 31, 2010. Discount on notes at is $0 at September 30, 2011 and December 31, 2010. Notes were due February 14, 2009 and extended to January 31, 2010.	110	110
Total notes payable to related parties	110	110

Total notes payable	3,338	1,537
Less current portion	(110)	(110)
Long-term notes payable	$3,228	$1,427

Future maturities of long-term debt are as follows as of September 30, 2011:

($ in thousands)
2012	$5,500
2013	500
2014	—
2015	—
Thereafter	—
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

The Company recorded Convertible Note No. 2 net of a discount equal to the fair value allocated to the warrants of approximately $2,000,000.  The Company estimated the fair value of the warrants to be approximately $2,074,000 using a Monte-Carlo simulation performed by an independent valuation firm, Vantage Point Advisors, Inc. The Company also recorded an additional $74,000 in November 2010 in financing expense based on the fair value of the warrants as the grant date fair value of the warrants exceeded the face amount of the convertible note. The Company will accrete the note discount over the life of the note using the effective interest rate method.

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

In June 2011, the Company entered into a new, two year secured convertible 6% note (“Convertible Note No. 4”) in the amount of $500,000 purchased by the existing holder of the 6% Convertible Notes.  Convertible Note No. 4 is convertible into common shares at $1.25 per share and is due June 9, 2013.  In conjunction with the issuance of Convertible Note No. 4, the Company issued warrants to purchase 300,000 shares of common stock with an exercise price of $1.25. The Warrant terminates, if not previously exercised, two years from the date of issuance, or June 9, 2013. The Warrant contains a cashless exercise provision allowing the Lender to exercise the Warrant without tendering the exercise price of the Warrant, subject to a reduction of the number of shares of common stock issuable upon exercise of the Warrant.

The Company recorded Convertible Note No. 4 net of a discount equal to the fair value allocated to the warrants of approximately $188,000.  The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc., to perform the Monte-Carlo simulations used to arrive at the estimate of fair value.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $188,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company will accrete the note discount and beneficial conversion feature over the life of the note using the effective interest rate method.

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

            The following tables set forth the various components of interest expense, amortization of debt discounts and beneficial conversion features, changes in fair value of the additional financing obligation and losses recorded on debt modification for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals
($ in Thousands)
Coupon interest rate	$2	$-	$91	$93	$2	$52	$-	$54

Accretion of note discount	$-	$-	$431	$431	$-	$-	$-	$-

Accretion of beneficial conversion feature	$-	$-	$155	$155	$-	$-	$-	$-

Change in Fair Value of Additional Financing Obligation	$-	$-	$-	$-	$-	$(38)	$-	$(38)

Total of expense recorded on debt instruments	$2	$-	$677	$679	$2	$14	$-	$16

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals
($ in Thousands)
Coupon interest rate	$6	$-	$255	$261	$6	$170	$-	$176

Accretion of note discount	$-	$-	$1,252	$1,252	$-	$431	$-	$431

Accretion of beneficial conversion feature	$-	$-	$424	$424	$-	$-	$-	$-

Accretion of Additional Financing Obligation	$-	$-	$-	$-	$-	$142	$-	$142

Change in Fair Value of Additional Financing Obligation	$-	$-	$-	$-	$-	$(695)	$-	$(695)

Total of expense recorded on debt instruments	$6	$-	$1,931	$1,937	$6	$48	$-	$54

NOTE 6.    EQUITY

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Preferred outstanding as of September 30, 2011 and December 31, 2010.  At September 30, 2011 and December 31, 2010, the Company had cumulative undeclared dividends of approximately $174,000 and $136,000, respectively.  There were no conversions of Series B Preferred into common stock during the nine months ended September 30, 2011 or 2010.

Series C Convertible Preferred Stock

The Company had 2,200 shares of Series C Preferred outstanding as of September 30, 2011 and December 31, 2010.  At September 30, 2011 and December 31, 2010, the Company had cumulative undeclared dividends of approximately $887,000 and $756,000, respectively.  There were no conversions of Series C Preferred into common stock during the nine months ended September 30, 2011 or 2010.

Series D Convertible Preferred Stock

The Company had 2,085 shares of Series D outstanding as of September 30, 2011 and December 31, 2010.  At September 30, 2011 and December 31, 2010, the Company had cumulative undeclared dividends of approximately $707,000 and $575,000, respectively.  During the quarter ended September 30, 2010, 113 shares of Series D Convertible Preferred Stock were converted into 281,428 shares of common stock.  There were no conversions of Series D Preferred into common stock during the nine months ended September 30, 2011.

Common Stock

The following table summarizes common stock activity for the nine months ended September 30, 2011:

Common Stock

Shares outstanding at December 31, 2010	23,838,777
Shares issued pursuant to warrants exercised for cash	1,310,000
Shares issued pursuant to cashless warrants exercised	1,154,698
Shares issued pursuant to options exercised	14,587
Shares issued as compensation in lieu of cash	10,000
Shares outstanding at September 30, 2011	26,328,062

During the nine months ended September 30, 2011, the Company issued 1,310,000 shares of common stock pursuant to the exercise of 1,310,000 warrants for cash proceeds of $655,000.  During the nine months ended September 30, 2011, the Company also issued 1,154,698 shares of common stock pursuant to the cashless exercise of 1,966,358 warrants.

Warrants

As of September 30, 2011, warrants to purchase 16,401,254 shares of common stock at prices ranging from $0.50 to $1.67 were outstanding. All warrants are exercisable as of September 30, 2011 and expire at various dates through October 2014.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2010	19,737,612	$0.54
Granted	300,000	$1.25
Expired / Canceled	(360,000)	$0.50
Exercised	(3,276,358)	$0.50
Balance at September 30, 2011	16,401,254	$0.56

        As more fully described in Note 4 to these condensed consolidated financial statements, in conjunction with the issuance of Convertible Note No. 4, the Company issued warrants to purchase 300,000 shares of common stock with an exercise price of $1.25. The Warrant terminates, if not previously exercised, two years from the date of issuance, or June 9, 2013.

During the nine months ended September 30, 2011, the Company issued 1,310,000 shares of common stock pursuant to the exercise of 1,310,000 warrants for cash proceeds of approximately $655,000.  During the nine months ended September 30, 2011, the Company also issued 1,154,698 shares of common stock pursuant to the cashless exercise of 1,966,358 warrants.

There were 2,324,873 warrants exercised for 1,458,531 shares of common stock during the nine months ended September 30, 2010.  Of the 2,324,873 warrants exercised, 1,000,000 were exercised for cash resulting in proceeds to the Company of $500,000, while the remaining warrants were exercised pursuant to cashless exercise. There were 635,767 warrants that expired and no warrants granted during the three and nine months ended September 30, 2010.

Stock Based Compensation

At September 30, 2011, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.  Stock-based compensation expense related to equity options was approximately $70,000 and $50,000 for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense related to equity options was approximately $210,000 and $154,000 for the nine months ended September 30, 2011 and 2010, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2011 and 2010 ranged from 135% to 144%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the nine months ended September 30, 2011 and 2010 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2011 and 2010 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board.  These shares will vest quarterly over a three-year period.  The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board.  The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $10,000 for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense related to these restricted stock grants was approximately $30,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

During the year ended December 31, 2010, the Company issued 8,250,000 warrants requiring derivative liability classification with a grant date fair value of approximately $3,312,000. During the nine months ended September 30, 2011, the Company issued 300,000 warrants requiring derivative liability classification with a grant date fair value of approximately $188,000.

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

	Fair Value at September 30, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,517	$1,517	$—	$—
Totals	$1,517	$1,517	$—	$—
Liabilities:
Derivative liabilities	$11,573	$—	$—	$11,573
Totals	$11,573	$—	$—	$11,573

	Fair Value at December 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,369	$1,369	$—	$—
Totals	$1,369	$1,369	$—	$—
Liabilities:
Derivative liabilities	$15,653	$—	$—	$15,653
Totals	$15,653	$—	$—	$15,653

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

    A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2010	$15,653
Total unrealized gains	—
Included in earnings	(4,268)
Settlements	—
Issuances	188
Transfers in and/or out of Level 3	—
Balance at September 30, 2011	$11,573

       All unrealized gains or losses resulting from changes in value of any Level 3 instruments are reflected as a separate line in the condensed consolidated statement of operations in arriving at net loss.  The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.

NOTE 9.    RELATED PARTY TRANSACTIONS

As more fully described in Note 4, on November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Related Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009 for which a forbearance waiver was obtained which is more fully described in Note 5.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under “Risk Factors” and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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
.
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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the nine months ended September 30, 2011 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

Product Revenue

	Three Months Ended September 30,
Net Product Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$275	$370	$(95)	(26)%
Percentage of total net product revenue	89%	48%
Hardware and consumables	$23	$21	$2	10%
Percentage of total net product revenue	7%	3%
Services	$12	$378	$(366)	(97)%
Percentage of total net product revenue	4%	49%
Total net product revenue	$310	$769	$(459)	(60)%

Software and royalty revenue decreased 26% or $95,000 during the three months ended September 30, 2011 as compared to the corresponding period in 2010. This decrease is due to lower  project-oriented revenue of our identity management software solutions of approximately $73,000, lower revenue from our sales of boxed identity management software through our distribution channel of approximately $40,000 offset by higher revenue from  identification software royalties and license revenue of approximately $12,000 and higher revenue from Law Enforcement software solutions of approximately $6,000.

Revenue from the sale of hardware and consumables did not increase significantly during the three months ended September 30, 2011 as compared to the corresponding period in 2010.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased 97% or approximately $366,000 during the three months ended September 30, 2011 as compared to the corresponding period in 2010 due primarily to the completion of the service element in certain contracts and software only project solutions not requiring significant amounts of customization, integration or installation.

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

Maintenance Revenue

	Three Months Ended September 30,
Maintenance Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$750	$653	$97	15%

Maintenance revenue was $750,000 for three months ended September 30, 2011 as compared to $653,000 for the corresponding period in 2010 representing a 15% or $97,000 increase.  Identity management maintenance revenue generated from identification software solutions was $263,000 for the three months ended September 30, 2011 as compared to $156,000 during the comparable period in 2010.  The increase of $107,000 is due to higher maintenance revenues generated from our biometric engine. Law enforcement maintenance revenues decreased $10,000 for the three month period ended September 30, 2011 as compared to the corresponding period in 2010 due to our the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Three Months Ended September 30,
Cost of Product Revenue:	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$32	$36	$(4)	(11)%
Percentage of software and royalty product revenue	12%	10%
Hardware and consumables	$18	$26	$(8)	(31)%
Percentage of hardware and consumables product revenue	78%	124%
Services	$15	$187	$(172)	(92)%
Percentage of services product revenue	125%	49%
Total product cost of revenue	$65	$249	$(184)	(74)%
Percentage of total product revenue	21%	32%

The cost of software and royalty product revenue was relatively consistent when comparing the three months ended September 30, 2011 to the same period in 2010.

The decrease in the cost of product revenue for our hardware and consumable sales of 31% or $8,000 for the three months ended September 30, 2011 as compared to the corresponding period in 2010 reflects a decrease in unit costs of specific hardware and consumable needed to generate the related revenue.

The 92% or $172,000 decrease in the cost of services product revenue for the three months ended September 30, 2011 as compared to the corresponding period of 2010 reflects lower software integration services and system installation service revenue generated from project work during the three month period ended September 30, 2011.

Cost of Maintenance Revenue

	Three Months Ended September 30,
Cost of Maintenance Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$227	$198	$29	15%
Percentage of total maintenance revenue	30%	30%

Cost of maintenance revenue increased approximately $29,000 or 15% during the three months ended September 30, 2011 as compared to the corresponding period in 2010.  The increase in cost of maintenance revenue reflects a nearly identical 15% increase in maintenance revenues when comparing the three months ended September 30, 2011 to the same period in 2010.

 Product Gross Profit

	Three Months Ended September 30,
Product gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$243	$334	$(91)	(27)%
Percentage of software and royalty product revenue	88%	90%
Hardware and consumables	$5	$(5)	$10	200%
Percentage of hardware and consumables product revenue	22%	(24)%
Services	$(3)	$191	$(194)	(102)%
Percentage of services product revenue	(25)%	51%
Total product gross profit	$245	$520	$(275)	(53)%
Percentage of total product revenue	79%	68%

Software and royalty gross profit decreased by 27% or approximately $91,000 for the three months ended September 30, 2011 from the corresponding period in 2010 due to lower software and royalty product revenue of approximately $95,000.  Costs of software products can also vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Services gross profit decreased $194,000 or more than 100% due to lower services revenue of approximately $366,000 generated through project sales for the three month period ending September 30, 2011 as compared to the corresponding period in 2010 offset by a $172,000 decrease in related cost of service revenues over the same periods.

Maintenance Gross Profit

	Three Months Ended September 30,
Maintenance gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$523	$455	$68	15%
Percentage of total maintenance revenue	70%	70%

Gross margins related to maintenance revenue increased $68,000 or 15% due to higher maintenance revenues of approximately $97,000 offset by a $29,000 increase in maintenance cost of revenue.  Maintenance gross profit as a percentage of total maintenance revenue was consistent at 70% year over year.

Operating Expense

	Three Months Ended September 30,
Operating expense	2011	2010	$ Change	% Change
(dollars in thousands)

General and administrative	$617	$512	$105	21%
Percentage of total net revenue	58%	36%
Sales and marketing	$343	$385	$(42)	(11)%
Percentage of total net revenue	32%	27%
Research and development	$683	$576	$107	19%
Percentage of total net revenue	64%	41%
Depreciation and amortization	$7	$13	$(6)	(46)%
Percentage of total net revenue	1%	1%

General and Administrative Expenses

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The $105,000 increase in such expense is primarily comprised of the following major components:

•	Increase in contract services expense of $122,000 due primarily to the audit work performed in the third quarter of 2011 related to the audit and related filings for fiscal year 2010

•	Decrease in personnel related expense of approximately $36,000

•	Increase in stock based compensation of approximately $15,000

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, business development and product management functions.  The dollar decrease of $42,000 during the three months ended September 30, 2011 as compared to the corresponding period in 2010 is comprised of the following major components:

•	Decrease in personnel related expense of approximately $34,000 due to reductions in headcount and the consolidation of certain positions

•	Decrease in rent, office related and other expense of approximately $7,000

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased  $107,000 for the three months ended September 30, 2011 as compared to the corresponding period in 2010.  The increase is comprised of the following major components:

•	Increase in personnel expenditures of approximately $64,000 combined with an increase in contractor and contract services of $42,000 for a combined increase of $106,000.

•	Decrease in rent and office related costs of approximately $12,000

•	Increase in stock-based compensation of approximately $9,000
.
Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended September 30, 2011, depreciation and amortization expense decreased $6,000 as compared to the corresponding period in 2010.  The decrease in depreciation and amortization expense reflects a decrease in the carrying value of property and equipment from $36,000 as of September 30, 2010 to $22,000 as of September 30, 2011.  The Company’s amortization expense consisted solely of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset.

Interest Expense (Income), Net

For the three months ended September 30, 2011, we recognized interest income of $0 and interest expense of $686,000. For the three months ended September 30, 2010, we recognized interest income of $0 and interest expense of $60,000.  Interest expense for the three months ended September 30, 2011 contains the following components:

•	Coupon interest of approximately $93,000 related to our 6% secured convertible notes and 7% convertible notes

•	Accretion of note discount and beneficial conversion feature classified as interest expense of approximately $431,000 and $155,000, respectively

•	Other interest expense of approximately $7,000

Interest expense for the three months September 30, 2010 contains the following components:

•	Coupon interest of approximately $54,000 related to our 7% convertible notes and 9% secured notes payable

•	Other interest expense of approximately $6,000

Change in Fair Value of Derivative Liabilities

For the three months ended September 30, 2011, we recognized non-cash income of $6,955,000 compared to $506,000 for the corresponding period of 2010.  This income is related to the change in fair value of the Company’s derivative liabilities associated with the embedded conversion feature in our Series C Preferred and Series D Preferred and the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

Other Expense (Income), Net

For the three months ended September 30, 2011, we recognized other income of $10,000 and other expense of $0.  For the three months ended September 30, 2010, we recognized other income of $12,000 and other expense of $0.  Other income for the three months ended September 30, 2011 is comprised of approximately $6,000 from miscellaneous receipts and $4,000 from the negotiated settlement of certain trade accounts payable at amounts less than their carrying value. Other income for the three months ended September 30, 2010 contains approximately $12,000 from collections on previously derecognized receivables.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.

Product Revenue
	Nine Months Ended September 30,
Net Product Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,925	$1,516	$409	27%
Percentage of total net product revenue	81%	57%
Hardware and consumables	$183	$343	$(160)	(47)%
Percentage of total net product revenue	8%	13%
Services	$259	$781	$(522)	(67)%
Percentage of total net product revenue	11%	30%
Total net product revenue	$2,367	$2,640	$(273)	(10)%

Software and royalty revenue increased 27% or $409,000 during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  The increase is due primarily to higher sales of our biometric engine of approximately $536,000 offset by lower Law Enforcement project-oriented revenue of approximately $54,000, lower identification software royalties and license revenues of approximately $53,000 and lower sales of our boxed identity management software through our distribution channel of approximately $20,000.

Revenue from the sale of hardware and consumables decreased 47% or $160,000 during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  The decrease reflects lower revenue from project solutions containing hardware and consumable components.

Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenue decreased approximately $522,000 during the nine months ended September 30, 2011 as compared to the corresponding period in 2010 due to a higher percentage of overall revenues being generated from software only sales and projects not requiring customization, integration or installation services

        We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however we cannot predict the timing of such initiatives.

Maintenance Revenue
	Nine Months Ended September 30,
Maintenance Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$2,113	$1,961	$152	8%

 Maintenance revenue was $2,113,000 for the nine months ended September 30, 2011 as compared to $1,961,000 for the corresponding period in 2010.  The increase of $152,000 is primarily due to the increase in identity management software project solutions revenue discussed above.  Law enforcement maintenance revenue did not change significantly year over year.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Nine Months Ended September 30,
Cost of Product Revenue:	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$101	$257	$(156)	(61)%
Percentage of software and royalty product revenue	5%	17%
Hardware and consumables	$112	$267	$(155)	(58)%
Percentage of hardware and consumables product revenue	61%	78%
Services	$158	$397	$(239)	(60)%
Percentage of services product revenue	61%	51%
Total cost of product revenue	$371	$921	$(550)	(60)%
Percentage of total product revenue	16%	35%

The cost of software and royalty product revenue decreased 61% or $156,000 during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  This decrease relates to an uncharacteristically large percentage of software revenue for the nine months ended September 30, 2011 being generated from software only project solutions not requiring significant amounts of customization, integration or installation as compared to the corresponding period in 2010.

The decrease in the cost of product revenue for our hardware and consumable sales of $155,000 for the nine months ended September 30, 2011 as compared to the corresponding period in 2010 reflects a nearly identical decrease in hardware and consumable revenue for the nine months ended September 30, 2011 as compared to the comparable period in 2010.

Cost of service revenue decreased $239,000 or 60% during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  That decrease in costs is primarily driven by the corresponding decrease in service revenue of 67% shown above.

Cost of Maintenance Revenue

	Nine Months Ended September 30,
Cost of Maintenance Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$674	$699	$(25)	(4)%
Percentage of total maintenance revenue	32%	36%

Cost of maintenance revenue decreased $25,000 during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.   That decrease is not significant as a percentage of total maintenance revenues.

Product Gross Profit

	Nine Months Ended September 30,
Product gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,824	$1,259	$565	45%
Percentage of software and royalty product revenue	95%	83%
Hardware and consumables	$71	$76	$(5)	(7)%
Percentage of hardware and consumables product revenue	39%	22%
Services	$101	$384	$(283)	(74)%
Percentage of services product revenue	39%	49%
Total product gross profit	$1,996	$1,719	$277	16%
Percentage of total product revenue	84%	65%

Software and royalty gross profit increased by 45% or approximately $565,000 for the nine months ended September 30, 2011 from the corresponding period in 2010 due to the combination of higher software and royalty product revenues of approximately $409,000 and lower cost of software and royalty revenues of $156,000.  Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Services gross profit decreased $283,000 due to lower services revenue of approximately $522,000 for the nine month period ending September 30, 2011 as compared to the corresponding period in 2010 due to the completion of the service element in certain contracts.  Offsetting this decrease were lower cost of service revenues of approximately $239,000 for the nine months ended September 30, 2011 as compared the corresponding period of 2010 due to the incurrence of direct labor costs in excess of revenues generated on certain contracts during this period.

Maintenance Gross Profit

	Nine Months Ended September 30,
Maintenance gross profit	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,439	$1,262	$177	14%
Percentage of total maintenance revenue	68%	64%

Gross margins related to maintenance revenue increased due to higher maintenance revenue of approximately $152,000 combined with lower maintenance cost of revenue of $25,000.  The reduction in maintenance cost of revenue decrease is reflective of lower personnel costs and contract services expenditures incurred during the nine months ended September 30, 2011 period as compared to the corresponding period of 2010.

Operating Expense

	Nine Months Ended September 30,
Operating expense	2011	2010	$ Change	% Change
(dollars in thousands)

General and administrative	$1,610	$1,888	$(278)	(15)%
Percentage of total net revenue	36%	41%
Sales and marketing	$1,076	$1,158	$(82)	(7)%
Percentage of total net revenue	24%	25%
Research and development	$1,995	$1,939	$56	3%
Percentage of total net revenue	45%	42%
Depreciation and amortization	$21	$39	$(18)	(46)%
Percentage of total net revenue	0%	1%

General and Administrative

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The dollar decrease of $278,000 is comprised of the following major components:

•	Decrease in contract services expense of $143,000 due primarily to the more significant audit related fees incurred in the first quarter of 2010 when compared to 2011

•	Decrease in personnel related expense of approximately $123,000

•	Decrease in Canadian operating expense of $51,000

•	Decrease in rent and office related costs of approximately $21,000

•	Increase in financing fees of approximately $25,000

•	Increase in stock based compensation of approximately $16,000

•	Increase in contract and other costs of approximately $19,000

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions.  The dollar decrease of $82,000 during the nine months ended September 30, 2011 as compared to the corresponding period in 2010 is comprised of the following major components:

•	Decrease in personnel related expense of approximately $95,000 due to reductions in headcount and the consolidation of certain positions

•	Increase in stock-based compensation of approximately $13,000

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased only moderately by $56,000 for the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  The increase is comprised of the following major components:

•	Increase in personnel expenditures of approximately $46,000

•	Increase in contract services of $11,000

•	Decrease in rent and office related costs of approximately $37,000

•	Increase in stock-based compensation of approximately $26,000

•	Increase in trade and trade show costs of approximately $10,000
.
Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the nine months ended September 30, 2011, depreciation and amortization expense decreased $18,000 as compared to the corresponding period in 2010.  The decrease in depreciation and amortization expense reflects a decrease in the carrying value of property and equipment from $41,000 as of December 31, 2010 to $19,000 as of September 30, 2011.  The Company’s amortization expense consisted solely of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset.

        Interest Expense (Income), Net

For the nine months ended September 30, 2011, we recognized interest income of $0 and interest expense of $1,955,000. For the nine months ended September 30, 2010, we recognized interest income of $0 and interest expense of $636,000.  Interest expense for the nine months ended September 30, 2011 contains the following components:

•	Coupon interest of approximately $261,000 related to our 6% secured convertible notes and 7% convertible notes

•	Accretion of note discount and beneficial conversion feature classified as interest expense of approximately $1,252,000 and $424,000, respectively

•	Other interest expense of approximately $18,000

Interest expense for the nine months September 30, 2010 contains the following components:

•	Coupon interest of approximately $176,000 related to our 7% convertible notes and 9% secured notes payable

•	Accretion of note discount classified as interest expense of approximately $431,000

•	Other interest expense of approximately $29,000

Change in Fair Value of Additional Financing Obligation

The change in fair value of financing obligation during the nine months ended September 30, 2010 resulted in non-cash income of $553,000.  As that financing obligation was settled in fiscal 2010 there is no corresponding impact for the nine months ended September 30, 2011.

Change in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2011, we recognized a non-cash income of $4,268,000 compared to non-cash income of $4,183,000 for the corresponding period of 2010.  This income is related to the change in fair value of the Company’s Derivative Liabilities associated with the embedded conversion feature in our Series C and Series D Preferred Stock and the anti-dilution provisions in certain warrants to purchase shares of our common stock. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

Other Expense (Income), Net

For the nine months ended September 30, 2011, we recognized other income of $19,000 and other expense of $0.  For the nine months ended September 30, 2010, we recognized other income of $313,000 and other expense of $0.  Other income for the nine months ended September 30, 2011 is comprised of approximately $16,000 from miscellaneous receipts at our German sales office and $3,000 from the negotiated settlement of certain trade accounts payable at amounts less than their carrying value. Other income for the nine months ended September 30, 2010 contains approximately $280,000 from the reduction of previously accrued liquidated damages due to the expiration of the statue of limitations, $10,000 for the application of forfeiture account balances of the Company’s 401(k) plan against the accrued employer match, $2,000 from the negotiated settlement of certain trade accounts payable at amounts less than their carrying value, and $21,000 in income on previously derecognized accounts receivables.

        Income Tax Expense

       Income tax expense was $6,000 for the nine months ended September 30, 2011 compared to $201,000 for the same period in 2010.  The decrease of $195,000 is primarily due to an adjustment we recorded during the second quarter of 2010 related to our transfer pricing tax position with respect to our operations in Canada.  That adjustment related to an examination conducted by the Canadian Revenue Agency for the tax years 2001 to 2008.  The adjustment recorded in 2010 reflects the cumulative impact, including estimated interest and penalties.

LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20.0 million shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of our common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  The Warrants expire five years from the date of grant.   The Company also issued 90,000 shares of common stock and a Warrant exercisable for 45,000 shares of common stock in lieu of cash in payments for legal fees related to the Qualified Financing.

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

At September 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $267,000 and accounts receivable, net of $305,000. As of September 30, 2011, we had negative working capital of $4,093,000 which included $1,473,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital and capital expenditures. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.

Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and that the Company will have sufficient liquidity to fund its business and meet its contractual obligations over a period beyond the next 12 months.

Operating Activities

We used net cash of $968,000 in operating activities for the nine months ended September 30, 2011 compared to net cash use of $1,045,000 during the same period in the prior year. During the nine months ended September 30, 2011, net cash used in operating activities primarily consisted of net income of $1.1 million and a net decrease in working capital and other assets and liabilities of $291,000.  Those amounts were offset by $2.3 million, net of non-cash costs including a $4.3 million unrealized gain related to the change in value of our derivative liabilities, $1.7 million in amortization of debt related costs and $240,000 is stock based compensation.  The decrease in working capital and other assets of $291,000 for the nine months ended September 30, 2011 was primarily driven by an increase of $399,000 in deferred revenue, a $261,000 increase in accrued expenses and a $241,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts.  Net working capital and other assets and liabilities decreased $865,000 during the nine months ended September 30, 2010.  That decrease was primarily driven by an increase in accrued expenses of $356,000, an increase in accounts payable of $214,000 and a decrease in accounts receivable, net of $247,000.

Investing Activities

There was relatively no activity in our cash flows from investing activities.

Financing Activities

We generated cash of $1.2 million from financing activities for the nine months ended September 30, 2011 compared to the generation of $750,000 for the same period in the prior year. The $1.2 million generated during the nine months ended September 30, 2011 was primarily driven from the $655,000 proceeds related to the exercise of 1,310,000 common stock warrants and $500,000 from the issuance of notes payable. For the nine months ended September 30, 2010, we generated cash of $500,000 from the exercise of 1,000,000 common stock warrants and generated cash of $250,000 from the issuance of secured notes payable.

Debt

At September 30, 2011, we had approximately $6.1 million in outstanding debt, exclusive of any debt discounts, and another $0.4 million in related accrued interest.

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

The Note is secured by all our assets. Under the terms of the Note, the entire outstanding balance together with all accrued interest shall be payable on (i) the maturity date (June 30, 2010), (ii) a change of control transaction, (iii) our receipt of proceeds from the sale of equity or equity linked securities in excess of $2,500,000, (iv) our receipt of proceeds from the issuance of any type of additional debt instruments, or (v) upon the occurrence of an event of default under the terms of the Note.

In June 2009, we and the Lender agreed to amend the Note (“Amendment No. 1”) whereby we received a waiver of default and extension of certain date sensitive covenants contained in the Note.  As consideration for the waiver and extension, we issued to the Lender warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 9, 2009 until June 9, 2014.  In conjunction with the June 2009 waiver and extension, the interest rate on the Note was changed to 9% per annum, retroactive to February 2009.

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

In June 2009, we and the Lender further amended the Note (“Amendment No. 2”) whereby the Lender advanced us an additional $350,000 and amended certain terms of the Note.  As consideration for the additional advance, we issued to the Lender warrants to purchase 700,000 shares of our common stock at an exercise price of $0.50 per share.  Such warrants may be exercised at any time from June 22, 2009 until June 22, 2014.

We recorded Amendment No. 2 net of a discount equal to the fair value allocated to warrants.  We estimated the fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in a note discount from the issuance of the warrants of approximately $238,000.

In October 2009, we and the Lender further amended the Note (“Amendment No. 3”) whereby the Lender agreed to make additional advances in an aggregate amount up to $1,000,000 (“Third Amendment Advance”) to only be used for the purpose of compromising certain of our outstanding vendor payables or for paying for the audit of our financial statements.  The amendment calls for us to repay the lender in full the amount of any and all Third Amendment Advances, together with all accrued and unpaid interest thereon, on or before January 31, 2010.  On October 5, 2009, the Lender made an advance of $300,000 to us pursuant to these provisions.  As consideration for the additional advance, we issued to the Lender warrants to purchase 200,000 shares of our common stock at an exercise price of $0.60 per share.  Such warrants may be exercised at any time from October 5, 2009 until October 5, 2014.  As additional consideration, we assigned certain patents related to discontinued product lines to the Lender with the condition that we would participate in future proceeds generated from efforts by the Lender to monetize the patents.

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

On November 4, 2009, we and the Lender amended the Note (“Amendment No. 4”) whereby the Lender made an additional $350,000 advance (the “Additional Advance”) under the Note.  As consideration for the Additional Advance, we executed an assignment of all accounts receivable (the “Assignment of Receivables”) whereby we assigned to the Lender all of our rights, title and interest in all accounts receivable as of the date of Amendment No. 4.  In December 2009, we paid back the $350,000 advance plus accrued interest.

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

6% Secured Convertible Promissory Notes

On October 5, 2010, we entered into a new, two year unsecured convertible 6% note (“Convertible Note No. 1”) in the amount of $2,000,000 purchased by an existing shareholder.  Convertible Note No. 1 is convertible into common shares at $0.50 per share.  In conjunction with the issuance of the Convertible Note No. 1, we issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50.

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

On November 5, 2010, we entered into a new, two year unsecured convertible 6% note (“Convertible Note No. 2”) in the amount of $2,000,000 purchased by the same shareholder.   Convertible Note No. 2 is convertible into common shares at $0.50 per share.  In conjunction with the issuance of Convertible Note No. 2, we issued warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.50.

We recorded Convertible Note No. 2 net of a discount equal to the fair value allocated to the warrants of approximately $2,000,000.  The Company estimated the fair value of the warrants to be approximately $2,074,000 using a Monte-Carlo simulation performed by an independent valuation firm, Vantage Point Advisors, Inc. We also recorded an additional $74,000 in financing expense based on the fair value of the warrants as the grant date fair value of the warrants exceeded the face amount of the convertible note. We will accrete the note discount over the life of the note using the effective interest rate method.

On December 8, 2010, we entered into a new, two year unsecured convertible 6% note (“Convertible Note No. 3”) in the amount of $1,500,000 purchased by the same shareholder.   Convertible Note No. 3 is convertible into common shares at $0.50 per share.  In conjunction with the issuance of Convertible Note No. 3, we issued warrants to purchase 2,250,000 shares of common stock with an exercise price of $0.50.

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

In June 2011, we entered into a new, two year secured convertible 6% note (“Convertible Note No. 4”) in the amount of $500,000 purchased by the existing holder of the 6% Convertible Notes.  Convertible Note No. 4 is convertible into common shares at $1.25 per share and is due June 9, 2013.  In conjunction with the issuance of Convertible Note No. 4, we issued warrants to purchase 300,000 shares of common stock with an exercise price of $1.25. The Warrant terminates, if not previously exercised, two years from the date of issuance, or June 9, 2013. The Warrant contains a cashless exercise provision allowing the Lender to exercise the Warrant without tendering the exercise price of the Warrant, subject to a reduction of the number of shares of common stock issuable upon exercise of the Warrant.

We recorded Convertible Note No. 4 net of a discount equal to the fair value allocated to the warrants of approximately $188,000.  The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc., to perform the Monte-Carlo simulations used to arrive at the estimate of fair value.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $188,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  The Company will accrete the note discount and beneficial conversion feature over the life of the note using the effective interest rate method.

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

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2011 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2011 (3 months)	2012	2013	2014	2015	Thereafter
9% secured promissory note*	$—	$—	$—	$—	$—	$—	$—
7% related party promissory note**	110	110	—	—	—	—	—
6% promissory note	6,000	—	5,500	500	—	—	—
Operating lease obligations	773	104	431	238	—	—	—

Total	$6,883	$214	$5,931	$738	$—	$—	$—

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

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$1	$1	$4	$4
General and administrative	38	33	141	102
Sales and marketing	16	19	50	58
Research and development	15	7	45	20

Total	$70	$60	$240	$184

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Each of our contracts require payment in U.S. dollars.  We therefore do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although in the event any future contracts are denominated in a foreign currency, we may do so in the future.  As a result, our financial results are not significantly affected by factors such as changes in foreign currency exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011. Due principally to the Company’s liquidity challenges in 2009, we were compelled to reduce personnel, including accounting staff, and therefore suspend SEC filings and the associated costs until such time as we had sufficient resources to cover ongoing operations and the expenses of maintaining compliance with SEC filing requirements. These factors constitute material weaknesses in our disclosure controls and procedures, and therefore our control environment, and prevented the Company from timely and accurately filing its required reports with the SEC.

Changes in Internal Control over Financial Reporting.

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

PART II

ITEM 1A.    RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, filed on January 17, 2012. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2011, there have been no material changes to the disclosures made on the above-referenced Form 10-K, as amended, except as follows:

We have a history of significant recurring losses totaling approximately $102.1 million, and these losses may continue in the future.

        As of September 30, 2011, we had an accumulated deficit of $102.1 million, and these losses may continue in the future. We will need to raise capital to fund our continuing operations, and financing may not be available to us on favorable terms or at all. In the event financing is not available in the time frame required, we will be forced to sell certain of our assets or license our technologies to others. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and we may never achieve profitability.

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