Form 10-K
period 2011-12-31
IMAGEWARE SYSTEMS INC
filed 2012-04-04
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Pink Sheets was $20,177,549. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of March 15, 2012, there were 67,988,916 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2011

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

Recent Developments

Consummation of Financing.

On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20,000,000 shares of common stock (the “Shares”), and warrants to purchase 12,457,500 shares of common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  The Warrants expire between two and five years from the date of grant.   In connection with the Qualified Financing, we also issued 90,000 shares of common stock and a Warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing.

We evaluated the warrants issued pursuant to the Qualified Financing under the provisions of ASC 815, “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” and determined that 12,252,500 of the warrants require derivative liability classification.  Accordingly, we recorded approximately $5,626,000 in derivative liability based on the grant date fair value of the warrants as determined by the Black Scholes valuation model.

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

The net proceeds from the Qualified Financing of approximately $7.0 million, after repayment of $1.5 million principal amount of convertible promissory notes, will be used for (i) the customization of identity management products for enterprise and consumer applications; (ii) further development of intellectual property; (iii) development of SaaS capabilities for existing products; and (iv) for working capital and general corporate purposes.

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

Law Enforcement and Public Safety Markets

The United States law enforcement and public safety markets are composed of federal, state and local law enforcement agencies.  Our target customers include local police and sheriff’s departments, primary state law enforcement agencies, prisons, special police agencies, county constable offices, and federal agencies such as the Department of Homeland Security, FBI, DEA and ICE.  In addition, police agencies in foreign countries have shown interest in using the full range of IWS Law Enforcement products to meet the growing need for a flexible yet robust booking/investigative solution that includes the routine use of IWS Facial Recognition as well as the ability to use other biometrics. We continue to target agencies in foreign countries for our biometric and law enforcement solutions.

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

•	Integration with IWS Biometric Engine for searching and match capabilities (1:1, 1:N and X:N);

•	Integration with IWS EPI Builder for the production and management of secure credentials;

•	Support for both BioAPI and BAPI standards;

•	Supports a single sign-on feature that securely manages Internet Explorer and Windows application ID and password information;

•	Supports file and folder encryption features; and

•	Supports various operating systems, including Microsoft Windows 2000, Windows XP, and Windows Server 2003.

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

Secure Credential

Our secure credential products consist of the following:

IWS Card Management.  The IWS Card Management System (CMS) is a comprehensive solution to support and manage the issuance of smart cards complete with the following capabilities:

•	Biometric enrollment and identity proofing with Smart Card encoding of biometrics;

•	Flexible models of central or distributed issuance of credentials;

•	Customizable card life-cycle workflow managed by the CMS; and

•	Integration of the CMS data with other enterprise solutions, such as physical access control and logical access control (i.e. Single-Sign-On – SSO).

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

Maintenance and Customer Support

We offer software and hardware support to our customers. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support. Customer support services typically provide us with annual revenue of approximately 15% of the initial sales price of the hardware and software purchased by our customers.  For the years ended December 31, 2011 and 2010, maintenance revenues accounted for approximately 53% and 45% of our total revenues, respectively.

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

Customers

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. For the year ended December 31, 2011 one customer accounted for approximately 34% or $1,836,000 of total revenues and had $0 receivables as of the end of the year.  For the year ended December 31, 2010 two customers accounted for approximately 31% or $1,803,000 of total revenues and had trade receivables of approximately $15,000 as of the end of the year.

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

New Software as a Service Business Model

With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of its marketing plan, the Company will offer new versions of its product suite on aSoftware as a Service (“SaaS”) model during 2012.  This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices.

Sales and Marketing

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2011 and 2010, we had sales and account representatives based domestically in the District of Columbia, California and internationally in Canada and Mexico. Geographically, our sales and marketing force consisted of seven persons in the United States, one person in Canada and one person in Mexico.

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

•
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

Research and Development

Our research and development team consisted of 22 programmers, engineers and other employees as of December 31, 2011 and 2010. We also contract with outside programmers for specific projects as needed. We spent approximately $2.7 million and $2.5 million on research and development in 2011 and 2010, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

Employees

We had a total of 50 full-time employees as of December 31, 2011 and  2010. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the specific risks detailed in this “Risk Factors” section and any prospectus or prospectus supplement. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose all or part of your investment.

We have a history of significant recurring losses totaling approximately $108 million at December 31, 2011, and these losses may continue in the future.

As of December 31, 2011, we had an accumulated deficit of $108 million, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability, and we may never achieve profitability.

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

Our Board of Directors (“Board”) has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. As of March 30, 2012, we had one series of preferred stock outstanding, Series B Preferred Stock (“Series B Preferred”).

The provisions of our Series B Preferred prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series B Preferred will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2011, we had cumulative undeclared dividends on the Series B Preferred of approximately $187,000.

Certain large shareholders may have certain personal interests that may affect the Company.

As a result of the shares issued to Goldman Capital Management and related entities (together, “Goldman”) in connection with the Qualified Financing, Goldman beneficially owns, in the aggregate, approximately 41.1% of the Company’s outstanding voting securities.  As a result, Goldman has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders.  This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

As of December 31, 2011 our corporate headquarters were located in San Diego, California where we occupied approximately 5,134 square feet of office space. This facility is leased for a thirty-six month term at a cost of approximately $9,254 per month as of December 31, 2011 with escalating payments in years 2012 and 2013.   We occupy 6,768 square feet in Ottawa, Province of Ontario, Canada. These premises are leased until September 2013, at a cost of approximately $6,768 CAD per month. As of December 31, 2011 we also occupied 6,024 square feet of office space in Portland, Oregon at a cost of approximately $11,375 per month and continues through October 2012, and as of December 31, 2011 we occupy approximately 190 square feet of office space in Mexico City, Mexico.  Our lease for this facility is for an indefinite term at a cost of approximately $1,300 per month.

ITEM 3.	LEGAL PROCEEDINGS
Currently, we are not involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our common stock does not trade on an established securities exchange. Our common stock is quoted under the symbol “IWSY” on the Pink Sheets. The following table sets forth the high and low bid information for our common stock for for each quarter in 2011 and 2010, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2011 Fiscal Quarters	High	Low
First Quarter	$1.70	$0.78
Second Quarter	$1.45	$0.91
Third Quarter	$1.25	$0.56
Fourth Quarter	$0.80	$0.50

2010 Fiscal Quarters	High	Low
First Quarter	$0.99	$0.73
Second Quarter	$0.92	$0.46
Third Quarter	$0.60	$0.27
Fourth Quarter	$0.98	$0.30

Holders

As of March 22, 2012, we had approximately 212 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

As of December 31, 2011, the Company had cumulative undeclared dividends of approximately $187,000 relating to our Series B Preferred.  As a result of the consummation of the Qualified Financing, as of December 20, 2011, the Series C Preferred and Series D Preferred, including accrued but unpaid dividends were converted into 11,768,525 shares of our common stock.

Repurchases

We did not repurchase any shares of our common stock during fiscal 2011 or 2010.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 12 of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.  We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consummation of Financing.

 On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20,000,000 shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  The Warrants expire five years from the date of grant.   In connection with the Qualified Financing, we also issued 90,000 shares of common stock and a warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing.  That Warrant also has a five year life and is exercisable for $0.50 per share.  Further, warrants to purchase 250,000 shares of our common stock at an exercise price of $0.50, which expire two years from the date of grant, were issued to a significant investor to cover certain expenses related to and in anticipation of the Qualified Financing.

We evaluated the warrants issued pursuant to the Qualified Financing under the provisions of ASC 815, “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” and determined that 12,252,500 of the warrants require derivative liability classification.  Accordingly, we recorded approximately $5,626,000 in derivative liability based on the grant date fair value of the warrants as determined by the Black Scholes valuation model.

As a result of the Qualified Financing, our Series C 8% Convertible Preferred Stock (“Series C Preferred”) and Series D 8% Convertible Preferred Stock (“Series D Preferred”) was automatically converted into 11,768,525 shares of common stock.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of our existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of our convertible promissory notes ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of our common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.  We filed a registration statement with the Securities and Exchange Commission on February 10, 2012 to register for resale the Shares and the common stock issuable upon exercise of the Warrants. We anticipate that registration filing going “effective” shortly after the filing of this Form 10-K.

Overview

We are a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, we create software that provides a highly reliable indication of a person’s identity.   Our “flagship” product is our patented IWS Biometric Engine®.  Scalable for small city business or worldwide deployment, our IWS Biometric Engine is a multi-biometric software platform that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes.  It allows a user to utilize one or more biometrics on a seamlessly integrated platform. Our products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. Our products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. We also provide comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or Internet sites.  Biometric technology is now an integral part of all markets we address and all of our products are integrated into the IWS Biometric Engine.

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

Revenue Recognition.  Our revenue recognition policy is significant because our revenue is a key component of our consolidated results of operations. We recognize revenue from the following major revenue sources:

•	Long-term fixed-price contracts involving significant customization

•	Fixed-price contracts involving minimal customization;

•	Software licensing;

•	Sales of computer hardware and identification media; and

•	Post contract customer support (PCS)

The Company’s revenue recognition policies are consistent with U.S. GAAP including Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, “Software Revenue Recognition”, ASC 605-35 “Revenue Recognition, Construction-Type and Production-Type Contracts”, “Securities and Exchange Commission Staff Accounting Bulletin 104, and ASC 605-25 “Revenue Recognition, Multiple Element Arrangements”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

We recognize revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgment. Critical items that are considered in this process are the degree of customization and related labor hours necessary to complete the required work as well as ongoing estimates of the future labor hours needed to complete the contract. We also generate non-recurring revenue from the licensing of our software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, collectability is probable and when all other significant obligations have been fulfilled. We also generate revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Pricing of maintenance contracts is consistent period to period and calculated as a percentage of the software or hardware revenue which approximates 15% annually.  Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenues". Sales tax collected from customers is excluded from revenue.

For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-8.

Allowance for Doubtful Accounts.  We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay.  We determine the amount of allowance by analyzing historical losses, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $348,000, net of allowance for doubtful accounts of $4,000 at December 31, 2011.  Our accounts receivable balance was $239,000, net of allowance for doubtful accounts of $5,000 at December 31, 2010.

Valuation of Goodwill, Other Intangible and Long-Lived Assets.  The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other”. In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 and intangible assets with an indefinite life are analyzed for impairment under ASC 360. In accordance with ASC 350, goodwill, or the excess of cost over fair value of net assets acquired is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company’s reporting unit is at the entity level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values.

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

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. In 2006, the Company determined that its only reporting unit is Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired as of December 31, 2011.

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

Goodwill and other net intangible assets amounted to approximately $3,479,000 and $3,494,000 at December 31, 2011 and December 31, 2010, respectively.

Stock-Based Compensation.  At December 31, 2011and 2010, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in selling, general and expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.  Stock-based compensation expense related to equity options was approximately $250,000 and $204,000 for the year ended December 31, 2011 and 2010, respectively.  In January 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares will vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date.  The Company recorded approximately $39,000 in compensation expense for the years ended December 31, 2011 and 2010 related to these restricted shares.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2011 and 2010, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations ranged from 135% to 144% for the grants issued in years 2011 and 2010. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110.  The expected term used by the Company to value the grants issued in 2011 and 2010 as computed by this method were 5.9 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations were 2.6% for the years ended December 31, 2011 and 2010.  Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of approximately 9.7% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Income Taxes. The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes”. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

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

We recognize and measure uncertain tax positions in accordance with U.S.GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Any tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. U.S. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

In June 2010, the Company was notified that the Canada Revenue Agency (CRA) has proposed certain significant adjustments to the Company’s transfer pricing tax position for the years 2001 through 2008.  Management evaluated those proposed adjustments and in July 2010 filed a formal notice of appeal.  In 2011, the Company was notified that certain significant portions of the Company’s appeal had been accepted by the CRA.

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

The Internal Revenue Code (“the Code”) limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company.  The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes”, as defined under Section 382 of the Internal Revenue Code, in 1991, 1995, 2000, 2003, 2004 and 2011, though the Company has not performed a study to determine the limitation.  The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations.  The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount as the actual limitation has not yet been quantified.   The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

Fair-Value Measurements. The Company accounts for fair value measurements in accordance with ASC  820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

Comparison of Results for Fiscal Years Ended December 31, 2011 and 2010

Product Revenue

	Years Ended December 31,
Net Product Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$2,126	$1,882	$244	13%
Percentage of total net product revenue	82%	59%
Hardware and consumables	$199	$381	$(182)	(48)%
Percentage of total net product revenue	8%	12%
Services	$271	$929	$(658)	(71)%
Percentage of total net product revenue	10%	29%
Total net product revenue	$2,596	$3,192	$(596)	(19)%

Software and royalty revenue increased 13% or $244,000 during the year ended December 31, 2011 as compared to the corresponding period in 2010.  The increase is due primarily to higher sales of our biometric engine of approximately $410,000 offset by lower Law Enforcement project-oriented revenue of approximately $96,000, lower identification software royalties and license revenues of approximately $28,000 and lower sales of our boxed identity management software through our distribution channels of approximately $42,000.

Revenues from the sale of hardware and consumables decreased 48% or $182,000 during the year ended December 31, 2011 as compared to the corresponding period in 2010.  The decrease reflects lower revenue from project solutions containing hardware and consumable components.

Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenue decreased approximately 71% or $658,000 during the year ended December 31, 2011 as compared to the corresponding period in 2010.  This decrease was primarily due to the completion of the service element in certain contracts as well as a higher volume of software only project solutions not requiring significant amounts of customization, integration or installation.

   We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, and while no assurances can be given, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives.

Maintenance Revenue

	Years Ended December 31,
Net Maintenance Revenue	2011	2010	$ Change	% Change
(dollars in thousands)
Maintenance Revenue	$2,878	$2,619	$259	10%

Maintenance revenue was approximately $2,878,000 for the year ended December 31, 2011 as compared to approximately $2,619,000 for the corresponding period in 2010.  The increase of $259,000 is primarily due to the increase in identity management software project solutions revenue discussed above.  Law enforcement maintenance revenue did not change significantly year over year.

We anticipate continued growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Years Ended December 31,
Cost of Product Revenue	2011	2010	$ Change	% Change
(dollars in thousands)

Software and royalties	$143	$266	$(123)	(46)%
Percentage of software and royalty product revenue	7%	14%
Hardware and consumables	$151	$289	$(138)	(48)%
Percentage of hardware and consumables product revenue	76%	76%
Services	$165	$504	$(339)	(67)%
Percentage of services product revenue	61%	54%
Total cost of product revenues	$459	$1,059	$(600)	(57)%
Percentage of total product revenue	18%	33%

The cost of software and royalty product revenue decreased 46% or $123,000 during the year ended December 31, 2011 as compared to the corresponding period in 2010.  This decrease relates to an uncharacteristically large percentage of software revenue for the year ended December 31, 2011 being generated from software only project solutions not requiring significant amounts of customization, integration or installation as compared to the corresponding period in 2010. Costs of products can vary as a percentage of product revenue from period to period depending upon the level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenue for our hardware and consumable sales of $138,000 for the year ended December 31, 2011 as compared to the corresponding period in 2010 reflects a similar decrease in hardware and consumable revenue for the year ended December 31, 2011 as compared to the comparable period in 2010.

Costs of service revenue decreased 67% or $339,000 for the year ended December 31, 2011 as compared to the corresponding period in 2010.  That decrease in costs is primarily driven by the similar decrease in service revenue of 71% shown above.

Cost of Maintenance Revenue

	Years Ended December 31,
Cost of Maintenance Revenue	2011	2010	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$935	$938	$(3)	(0)%
Percentage of total maintenance revenue	32%	36%

Cost of maintenance revenue did not change significantly year over year.   Please see the gross profit section below for a discussion regarding the decrease in cost of maintenance revenue as a percentage of maintenance revenue.

Product Gross Profit

	Years Ended December 31,
Product Gross Profit	2011	2010	$ Change	% Change
(dollars in thousands)
Software and royalties	$1,983	$1,616	$367	23%
Percentage of software and royalty product revenue	93%	86%
Hardware and consumables	$48	$92	$(44)	(48)%
Percentage of hardware and consumables product revenue	24%	24%
Services	$106	$425	$(319)	(75)%
Percentage of services product revenue	39%	46%
Total product gross profit	$2,137	$2,133	$4	0%
Percentage of total product revenue	82%	67%

Software and royalty gross profit increased 23% or approximately $367,000 for the year ended December 31, 2011 from the corresponding period in 2010 due to the combination of higher software and royalty product revenues of approximately $244,000 and lower cost of software and royalty revenues of $123,000.  Costs of software products can vary as a percentage of product revenue from period to period depending upon product mix and third party software licenses included in software solutions.

Hardware and consumable gross profit decreased approximately $44,000 due primarily to a $182,000 decrease in hardware and consumables revenue which was partially offset by a $138,000 decrease in related cost of revenues during the year ended December 31, 2011 as compared to the corresponding period in 2010.

Services gross profit decreased $319,000 due to lower services revenue of approximately $658,000 for the year ending December 30, 2011 as compared to the corresponding period in 2010 due to the completion of the service element in certain contracts.  Offsetting this decrease were lower cost of service revenues of approximately $339,000 for the year ended December 31, 2011 as compared the corresponding period of 2010.

Maintenance Gross Profit

	Years Ended December 31,
Maintenance Gross Profit	2011	2010	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,943	$1,681	$262	16%
Percentage of total maintenance revenue	68%	64%

Gross margins related to maintenance revenue increased from 64% for the year ended December 31, 2010 to 68% for the same period in 2011.  That increase is due to higher maintenance revenue of approximately $259,000.  The relatively flat maintenance costs year-over-year reflect consistent personnel costs and contract services expenditures incurred during the year ended December 31, 2011 period as compared to the corresponding period of 2010.

Operating Expense

	Years Ended December 31,
Operating Expense	2011	2010	$ Change	% Change
(dollars in thousands)

General and administrative	$2,327	$2,546	$(219)	(9)%
Percentage of total net revenue	43%	44%
Sales and marketing	$1,404	$1,528	$(124)	(8)%
Percentage of total net revenue	26%	26%
Research and development	$2,664	$2,531	$133	5%
Percentage of total net revenue	49%	44%
Depreciation and amortization	$28	$50	$(22)	(44)%
Percentage of total net revenue	1%	1%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The decrease of $219,000 is comprised of the following major components:

•	Decrease in professional services of approximately $116,000.

•	Decrease in financing related expenditures of $49,000.

•	Decrease in occupancy and insurance related expense of approximately $47,000.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

Sales and Marketing Expense

Sales and marketing expense consist primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales force.  Selling and marketing expense decreased in 2011 by approximately $124,000.  The major components of this change are:

•	Decrease in salaries and personnel costs of approximately $97,000.

•	Decrease in rent and occupancy related costs of approximately $10,000.

•	Decrease in travel, trade show and other of approximately $26,000.

We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2012 will increase as we pursue large project solution opportunities.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements and custom integration work. Such expenses increased by $133,000 for the year ended December 31, 2011 as compared to the corresponding period in 2010.  The increase is comprised of the following major components:

•	Increase in salaries and personnel costs of approximately $80,000.

•	Increase in stock-based compensation expense of approximately $32,000.

•	Increase in contract services of approximately $60,000.

•	Decrease in rent and occupancy related costs of approximately $51,000.

Our level of expenditures in research and development reflects our belief that, in order to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the year ended December 31, 2011, depreciation and amortization expense decreased $22,000 as compared to the corresponding period in 2010.  The decrease is due to a decrease in depreciation related to certain office equipment that became fully depreciated during the quarter ended March 31, 2011.  The Company’s amortization expense consisted solely of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset.

Interest Expense

Our interest expense was approximately $4,851,000 and $1,123,000 for the years ended December 31, 2011 and 2010, respectively. Interest expense of approximately $4,851,000 for the year ended December 31, 2011 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $348,000.

•	Accretion of note discount and beneficial conversion feature to interest expense of approximately $4,448,000.

•	Other interest expense of approximately $55,000.

Interest expense of approximately $1,123,000 for the year ended December 31, 2010 is comprised of the following components:

•	Coupon interest on secured notes payable and convertible notes payable of approximately $370,000.

•	Accretion of note discount and beneficial conversion feature to interest expense of approximately $674,000.

•	Other interest expense of approximately $79,000.

Change in Fair Value of Financing Obligation

For the year ended 2010, we recognized non-cash income of $551,000 related to the change in fair value of our variable component of the financing obligation of approximately $695,000 offset by the accretion of the fixed component of the financing obligation of approximately $144,000. As that financing obligation was settled in fiscal 2010 there is no corresponding impact for the year ended December 31, 2011.

Change in Fair Value of Derivative Liabilities

For the year ended December 31, 2011, we recognized a non-cash income of $3,970,000 compared to non-cash expense of $738,000 for the corresponding period in 2010.  The recording of the change in fair market value of the derivative liabilities is due to implementation of ASC 815 effective January 1, 2009.  Such expense is related to the change in fair value of our derivative liabilities related to the embedded conversion features in our Series C and Series D Preferred Stocks as well as the anti-dilution provisions and certain settlement features contained within certain common stock warrant agreements. The Derivative Liabilities were revalued using available market information and commonly accepted fair value methodologies.

Other Income, Net

For the year ended December 31, 2011 we recognized other income of $25,000.  That $25,000 is primarily due to miscellaneous receipts at our German sales office.  For the year ended December 31, 2010, we recognized other income of $330,000 and other expense of $2,000.  Total other income of $328,000 for the year ended December 31, 2010 is comprised of approximately $280,000 from the reduction of previously accrued liquidated damages due to the expiration of the statute of limitations; $10,000 for the application of forfeiture account balances of our 401(k) plan against the accrued employer match; $5,000 from the reduction of the allowance for doubtful accounts; $10,000 from the write-off of certain long-outstanding trade accounts payable; and $25,000 in income on previously derecognized accounts receivables offset by $2,000 in losses on the disposal of certain fixed assets.

Income Tax Expense

During the year ended December 31, 2011, we recorded a benefit from income taxes of $19,000 as compared to expense of $126,000 for the year ended December 31, 2010.

During the year ended December 31, 2011, our benefit for income taxes of $19,000 related to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

We have incurred consolidated pre-tax losses during the years ended December 31, 2011 and 2010, and have incurred operating losses in all periods prior to 2009. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20,000,000 shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  We also issued 90,000 shares of common stock and a warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing. We also issued a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50, which expires two years from the date of grant, to a significant investor to cover certain expenses related to and in anticipation of the Qualified Financing. The net proceeds from the Qualified Financing were approximately $8,544,000, of which, $1,500,000 was then used to repay certain convertible notes payable. As of December 31, 2011, all debt other than the $110,000 in related party notes payable had been converted to common stock or repaid.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of our existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of our common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.

At December 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $6,773,000 and accounts receivable, net of $348,000.  As of December 31, 2011, we had positive working capital of $2,948,000 which included $1,066,000 of deferred revenue.  This compares to negative working capital of $3,996,000 during the corresponding period in 2010. Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of SaaS capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing and that we will have sufficient liquidity to fund its business and meet its contractual obligations over a period beyond the next 12 months.

Operating Activities

Net cash used in operating activities was $2,269,000 during the year ended December 31, 2011 as compared to $2,070,000 for the corresponding period in 2010.  The cash used in operations of $2,269,000 during the year ended December 31, 2011 was primarily driven by a loss from operations of $2,343,000.  Further, we had a net loss of $3,180,000 in 2011 largely driven by interest expense of $4,851,000, of which, approximately $2,250,000 relates to the write-off of the unamortized note discount and beneficial conversion feature related to the convertible debt that was converted to common stock in December 2011 as part of the Qualified Financing. This expense was offset by approximately $3,970,000 in non-cash income resulting from the change in fair value of derivative liabilities.  Changes in working capital and other assets and liabilities in total decreased the net cash used in operations by approximately $103,000 due largely to a $570,000 increase in accrued expenses.

For the year ended December 31, 2010, we used cash to fund net losses of $2,720,000, excluding non-cash expenses (depreciation, amortization, change in fair value of additional financing obligation and derivative liabilities, amortization of debt discount, stock-based compensation, loss on debt modification and financing expense incurred from the issuance of derivative instruments) of $2,329,000.  For the year ended December 31, 2010 we generated cash of $617,000 through reductions in current assets and generated cash of $34,000 through increases in current liabilities (excluding debt).

Investing Activities

For the years ended December 31, 2011 and 2010, we used cash of $11,000 and $13,000, respectively, to fund capital expenditures of computer equipment, software and furniture and fixtures. The level of equipment purchases resulted primarily from continued growth of the business and replacement of older equipment.

Financing Activities

We generated cash of $9.0 million from financing activities for the year ended December 31, 2011 compared to $1.8 million for the same period in the prior year. The $9.0 million generated in 2011 was the result of $8.5 million in net proceeds from the Qualified Financing offset by a net outflow of $250,000 to repay certain notes payable.  We also received $655,000 in proceeds from the exercise of warrants to purchase 1,310,000 shares of common stock.  For the year ended December 31, 2010, the net cash provided by financing activities of $1.8 million was the result of net borrowings in the form of secured notes payable of $1.3 million combined with $500,000 in proceeds from the exercise of warrants to purchase 1,000,000 shares of common stock.

Debt

As of December 31, 2011 we had $110,000 in outstanding debt compared to $5,610,000 (exclusive of $4,073,000 in unamortized debt discounts) as of December 31, 2010.

Factors That May Affect Future Financial Condition and Liquidity

As a result of the consummation of the Qualified Financing in December 2011, we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening of the credit markets, general economic conditions, and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies, which are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

FASB ASU 2010-06.  In January 2010, the FASB issued ASU 2010-06 which amends the disclosure requirements relating to recurring and nonrecurring fair value measurements.  New disclosures are required about transfers into and out of the Levels 1 and 2 fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  This ASU also requires an entity to present information about purchases, sales, issuances and settlements for significant unobservable inputs on a gross basis rather than as a net number.  This ASU was effective for the Company with the reporting period beginning January 1, 2010, except for the disclosures on the roll forward activities for Level 3 fair value measurements, which became effective for the Company beginning January 1, 2011.  The adoption of this ASU had no impact on the Company’s consolidated financial statements as it only requires additional disclosures.

FASB ASU 2010-17.  In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force”, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

FASB ASU 2010-29.  In December 2010, the FASB issued ASU 2010-29, which requires an entity to disclose revenue and earnings of a combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  It also requires pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The adoption of ASU 2010-29 did not impact the Company’s consolidated financial statements as there were no business combinations to report.

FASB ASU 2011-05.  In June 2011 the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. As this new standard only requires enhanced disclosure, the adoption of ASU 2011-05 will not impact the Company’s consolidated financial statements.

FASB ASU 2011-08.  In September 2011 the FASB issued ASU 2011-08, “Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-11.  The FASB has issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU 2011-11, the International Accounting Standards Board (IASB) has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to International Financial Reporting Standards 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  We do not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-12. The FASB has issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments to the Codification in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU 2011-12 supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

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

Our consolidated financial statements as of and for the years ended December 31, 2011 and 2010 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

(c)          Changes in Internal Controls over Financial Reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       The Board of Directors and executive officers consist of the persons named in the table below. Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until earlier resignation or removal.  The bylaws provide that the number of directors shall not be less than four no more than seven.  The directors and executive officers are as follows:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	58	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	59	Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Mr. John Callan	65	Director
Mr. David Carey	67	Director
Mr. Guy Steve Hamm	64	Director
Mr. David Loesch	67	Director
Mr. John Cronin	57	Director

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

John Callan was appointed to the Board in September 2000.  Since July 2008, Mr. Callan returned to Ursa Major Associates, the consulting firm he co-founded in 2001.  He now serves as Managing Director.  From February 2007 to July 2008, Mr. Callan served as Vice President, Strategy and Business Development at DHL Global Mail, Americas. From March 2006 to February 2007, Mr. Callan served at DHL Global Mail as Vice President - Domestic Product Management. From 2001 to 2006, Mr. Callan served as Principal of Ursa Major Associates, LLC, the logistics strategy-consulting firm he co-founded. From 1997 to 2002, he was an independent business strategy consultant in the imaging and logistics fields. From 1995 to 1997, Mr. Callan served as Chief Operating Officer for Milestone Systems, a shipping systems software company. From 1987 to 1995, he served as Director of Entertainment Imaging at Polaroid Corporation. Mr. Callan is a graduate of the University of North Carolina.

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

The Nominating and Corporate Governance Committee believes that Mr. Carey’s experience as a former Executive Director of the CIA, his experience dealing with IT security matters, and the extensive contacts gained over his career working within the intelligence and security community, provide the Board with specialized expertise that assists the Company in the specific industries in which it operates.

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

John Cronin was appointed to the Board in February 2012. Mr. Cronin is currently a Managing Director and Chairman of ipCG, the largest intellectual property strategy consulting team in the world, serving over 700 companies since 1998. As the primary architect for ipCG's Systemtatic ipCG  Methodology.  Mr. Cronin has also helped over many companies IP strategy and the resultant execution as well as assists clients for monetization , including out-licensing agreements, asset sales, and mergers and acquisitions. Prior to his work at ipCG, Mr. Cronin spent 17 years serving as the top inventor at IBM, with over 100 patents and 150 patent publications. Additionally, Mr. Cronin serves as a member of the Board of Directors at Vermont Electric Power Company (VELCO), Armor Designs, Inc., Document Security Systems, and Primal Fusion, Inc, and GraphOn and as a member of the advisory board for innoPad, Inc.

The Nominating and Corporate Governance Committee believes that Mr. Cronin’s experience developing and extracting the value from intellectual property, and his experience serving on, and advising, boards of directors, will contribute to deliberations of our Board of Directors, and assist the Company as it capitalizes on the opportunities presented by its portfolio of intellectual property assets.

Significant Employees

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements were complied with in a timely manner with the exception of Neal Goldman, who beneficially owns in excess of 10% of our issued and outstanding shares of common stock, who failed to timely file a Form 4 reporting his ownership of common stock acquired in connection with the Qualified Financing.

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

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Chairman), Carey and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert as currently defined under Securities and Exchange Commission rules.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The Compensation Committee currently consists of Messrs. Callan (Chairman), Cronin and Carey, each of whom is a non-management member of our Board of Directors. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission rules and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the non employee  members of the Board.   We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission rules and regulations.

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

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the year ended December 31, 2011 and 2010 to our Chief Executive Officer and the Company's two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2011, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards		Option Awards (1)(2)		All Other Compensation	Total

S. James Miller, Jr. Chairman of the Board and Chief Executive Officer	2011	$331,428	$-		$100,565	(6)	$16,745	$448,738
	2010	326,630	-	(3)	68,539	(6)	-	395,169
			-
Wayne G. Wetherell Senior Vice President Chief Financial Officer, Secretary, and Treasurer	2011	198,291	-		24,836	(6)	-	223,127
	2010	195,240	-	(4)	47,644	(6)	-	242,884

David Harding Vice President and Chief Technical Officer	2011	191,000	-		20,719	(6)	-	211,719
	2010	188,061	-	(5)	35,822	(6)	-	$223,883

(1)	All option awards were granted under the 1999 Stock Award Plan (the “1999 Plan”).

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2011. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 135% to 144%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2011 and 2010 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2011 and 2010 was 2.6%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 9.7 % for corporate officers, 4.1 % for members of the Board of Directors and 6.0 % for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

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

(6)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011 and 2010, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2011 and 2010. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2011:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Unearned Options: Exercisable (#)		Number of Securities Underlying Unexercised Unearned Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested
S. James Miller, Jr.	91,675	(1)	8,235	$0.20	1/27/2019	131,925	$105,540
	106,750	(2)	76,250	$0.73	1/29/2020
	-	(3)	225,000	$1.11	3/10/2021
Wayne G. Wetherell
	55,000	(1)	5,000	$0.20	1/27/2019	68,150	$54,520
	35,000	(2)	25,000	$0.73	1/29/2020
David Harding
	45,834	(1)	4,166	$0.20	1/27/2019	43,750	$35,000

(1)	These options vest over three years with one third vesting on January 27, 2010 and the remainder vesting in equal quarterly installments thereafter.
(2)	These options vest over three years with one third vesting on January 29, 2011 and the remainder vesting in equal quarterly installments thereafter.
(3)	These options vest over three years with one third vesting on March 10, 2012 and the remainder vesting in equal quarterly installments thereafter.

EMPLOYMENT AGREEMENTS

S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller serves as President and Chief Executive Officer. This agreement was for a three-year term ending September 30, 2008.  On September 27, 2008 this agreement was amended to change the expiration from September 30, 2008 to June 30, 2009.   On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2011. On March 10, 2011 this agreement was amended to change the expiration to December 31, 2012. On January 31, 2012 this agreement was amended to change the expiration to December 31, 2013. This agreement provides for annual base compensation in the amount of $291,048, which amount will be increased based on cost-of-living increases. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

Wayne Wetherell. On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement is for a three-year term ending September 30, 2008. On September 27, 2008 this agreement was amended to change the expiration from September 30, 2008 to June 30, 2009.   On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2010.   On March 10, 2011 this agreement was amended to change the expiration to December 31, 2011.   On January 31, 2012 this agreement was amended to change the expiration to June 30, 2012.  This agreement provides for annual base compensation in the amount of $174,100, which amount will be increased based on cost-of-living increases and may also be increased based on performance reviews. Under this agreement, we will reimburse Mr. Wetherell for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Wetherell will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twelve months of base salary; (ii) continuation of Mr. Wetherell’s fringe benefits and medical insurance for a period of three years; (iii) immediate vesting of 50% of Mr. Wetherell’s outstanding stock options and restricted stock awards. In the event that Mr. Wetherell’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Wetherell is entitled to the severance benefits described above, except that 100% of Mr. Wetherell’s outstanding stock options and restricted stock awards will immediately vest.

Change of Control and Severance Benefits Agreement with David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement has a two-year term, commencing on May 21, 2007. On September 27, 2008 this agreement was amended to change the expiration from May 21, 2009 to June 30, 2009.  On April 6, 2009 this agreement was amended to change the expiration to December 31, 2009.   On December 10, 2009 this agreement was amended to change the expiration to December 31, 2010.  On March 10, 2011 this agreement was amended to change the expiration to December 31, 2011.  On January 31, 2012 this agreement was amended to change the expiration to June 30, 2012.  Subject to the conditions and other limitations set forth therein, Mr. Harding will be entitled to the following severance benefits if we terminate his employment without cause prior to the closing of any change of control transaction: (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of Mr. Harding’s health insurance benefits until the earlier of six (6) months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage. In the event that Mr. Harding’s employment is terminated within the twelve months following a change of control, he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable. Mr. Harding’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

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

DIRECTOR COMPENSATION

Each of our non-employee directors receives a monthly retainer of $3,000 for serving on the Board of Directors. Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Chairman and $208 for the remaining members of the Audit Committee.   Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Chairman and $208 for the remaining members of the Compensation Committee.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2011, the Board held the payment of fees for the period for approximately ten months in light of the Company’s limited cash resources.  For the fiscal year ended December 31, 2011 the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was $39,667.  During that same period a total of approximately $151,000 was accrued as board fees but not paid.

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

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2011, other than a director who also served as an executive officer.

	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)(8)	All Other Compensation ($)	Total ($)
John Callan	2011	41,000	-	(2)	1,871		42,871
	2010	41,000	-	(2)	4,799	-	45,799

John Holleran (1)	2011	34,167	-	(3)	1,871		36,038
	2010	41,000	-	(3)	4,799	-	45,799

Guy Steve Hamm	2011	41,500	-	(4)	2,411		43,911
	2010	41,500	-	(4)	4,799	-	46,299

David Carey	2011	38,500	-	(5)	1,871		40,371
	2010	38,500	-	(5)	4,799	-	43,299

David Loesch	2011	38,500	-	(6)	1,871		40,371
	2010	38,500	-	(6)	4,799	-	43,299

John Cronin (7)	2011	-	-		-	-	-
	2010	-	-		-	-	-

(1)	Mr. Holleran passed away on October 6, 2011, and is therefore no longer a member of the Board of Directors.
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

(7)	Mr. Cronin joined the Board of Directors in February 2012.
(8)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011 and 2010, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2011 and 2010. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the ownership of our common stock as of March 15, 2012, by (i) each person who is known by us to own of record or beneficially more than 10% of our common stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of common stock. Shareholdings include shares held by family members. Unless otherwise noted, the addresses of the individuals listed below are 10815 Rancho Bernardo Road, Suite 310, San Diego, California 92127.
Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers:

S. James Miller, Jr. (3)	1,185,636	1.7%
Chairman, Chief Executive Officer

John Callan (4)	86,146	0%
Director

David Carey (5)	42,625	0%
Director

G. Steve Hamm (6)	78,607	0%
Director

David Loesch (7)	104,731	0%
Director

Wayne Wetherell (8)	431,200	0%
SVP of Administration, Chief Financial Officer, Secretary

Charles AuBuchon (9)	499,491	0%
VP of Business Development

David Harding (10)	214,999	0%
Chief Technical Officer

Total beneficial ownership of directors and officers as a group (8 persons):	2,643,435	3.8%

5% Stockholders:

Gruber & McBaine Capital Management LLC 50	9,975,599	14.5%
Osgood Place San Francisco, CA (11)

Bruce Toll (12)	8,495,529	11.6%

Neal I. Goldman (13)	32,460,145	41.1%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of March 15, 2012.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 67,988,916 shares of common stock outstanding as of January 1, 2012. Options that are presently exercisable or exercisable within 60 days of the January 1, 2012 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)
Includes 75,201 shares held jointly with spouse and 312,250 options exercisable within 60 days of March 15, 2012.  Also includes 122,727 warrants and notes convertible into 83,315 shares of common stock.

(4)	Includes of 10,625 options exercisable within 60 days of March 15, 2012.

(5)	Includes of 10,625 options exercisable within 60 days of March 15, 2012.

(6)	Includes of 12,501 options exercisable within 60 days of March 15, 2012. Also includes 27,271 warrants and notes convertible into 22,635 shares of common stock.

(7)	Includes of 10,625 options exercisable within 60 days of March 15, 2012. Also includes 27,271 warrants and notes convertible into 22,635 shares of common stock.

(8)	Includes 105,000 options exercisable within 60 days of March 15, 2012.

(9)	Includes 134,999 options exercisable within 60 days of March 15, 2012. Also includes 122,727 warrants and notes convertible into 55,765 shares of common stock.

(10)	Includes 109,999 options exercisable within 60 days of March 15, 2012.

(11)	Includes 922,438 shares issuable upon exercise of warrants. Patrick McBaine exercises sole voting and dispositive power over all reported shares.

(12)	Includes 5,400,000 shares issuable upon exercise of warrants.

(13)
Includes 11,025,000 shares issuable upon exercise of warrants.   Mr. Goldman exercises sole voting and dispositive power over 29,395,085 shares, and shared voting and dispositive power over 9,095,060 reported shares, of which 3,065,060 shares are owned by Goldman Capital Management, Inc., 6,000,000 shares are owed by Goldman Partners, LP and 30,000 shares are owed by The Neal and Marlene Goldman Foundation.

* less than 1%

The following table sets forth additional information as of December 31, 2011, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Award Plan amended and restated as of October 5, 2011	1,679,213	$0.73	2,316,445

Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	28,500	$2.41	—

Total	1,707,713	$0.76	2,316,445

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2011 and 2010 by Mayer Hoffman McCann P.C., the Company's independent registered public accounting firm.

	Fiscal Year Ended
	2011	2010

Audit fees	$159,000	$113,000

Total Fees	$159,000	$113,000

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 27, 2005 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed October 14, 2011).
3.3	Bylaws (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.4
Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock dated November 2, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 20, 2006).

3.5
Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock dated November 2, 2006, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 20, 2006).

3.6
Certificate of Designations of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed October 14, 2011).

3.7
Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock dated March 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 15, 2007).

3.8
Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as amended, dated February 10, 2009, (incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 10-K, filed January 17, 2012).

3.9
Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed October 14, 2011).

4.1
Warrant to Purchase Common Stock in favor of Imperial Bank, dated January 15, 1998 (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).

4.2
Registration Rights Agreement, dated March 9, 2007, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 15, 2007).

4.3	Form of Warrant to Purchase Common Stock dated March 9, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 15, 2007).
4.4
Registration Rights Agreement, dated September 25, 2007, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 26, 2007).

4.5	Form of Warrant to Purchase Common Stock dated September 25, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 26, 2007).
4.6	Form of Warrant to Purchase Common Stock dated September 5, 2008 (incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
4.7	Form of Warrant to Purchase Common Stock dated November 14, 2008 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
4.8
Registration Rights Agreement, dated February 12, 2009, between the Company and BET Funding, LLC (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

4.9
Warrant to Purchase Common Stock, dated February 12, 2009, issued by the Company to BET Funding, LLC (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

4.10
Warrant to Purchase Common Stock, dated June 22 2009, issued by the Company to BET Funding, LLC (incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

4.11
Warrant to Purchase Common Stock, dated October 5, 2009, issued by the Company to BET Funding, LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

4.12
Warrant to Purchase Common Stock, dated June 9, 2011, issued by the Company to Neal Goldman (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 14, 2011).

4.13	Warrant to Purchase Common Stock, dated December 12, 2011(incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2011).
4.14
Registration Rights Agreement, dated December 12, 2011, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 21, 2011).

4.15	Form of Amendment to Warrant, dated December 14, 2011, (incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 10-K, filed January 17, 2012).
4.16	Form of Amendment to Warrant, dated March 21, 2012, filed herewith.
10.1
Employment Agreement, dated September 27, 2005, between the Company and S. James Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 30, 2005).

10.2
Employment Agreement, dated September 27, 2005, between the Company and Wayne G. Wetherell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 30, 2005).

10.3
Change of Control and Severance Benefits Agreement, dated October 31, 2005, between Company and Charles Aubuchon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 3, 2005).

10.4
Form of Indemnification Agreement entered into by the Company with its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (No. 333-93131), filed December 20, 1999, as amended).

10.5	Amended and Restated 1999 Stock Plan Award (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, filed November 21, 2007).
10.6	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 14, 2005).
10.7	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB, filed November 14, 2001).
10.8
Securities Purchase Agreement, dated March 9, 2007, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K, filed March 15, 2007).

10.9
Securities Purchase Agreement, dated September 25, 2007, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 26, 2007).

10.10
Product Line Purchase Agreement, dated November 30, 2006, by and between the Company and PhotoLynx, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 26, 2006).

10.11
Office Space Lease between I.W. Systems Canada Company and GE Canada Real Estate Equity dated July 25, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.12
Form of Securities Purchase Agreement, dated August 29, 2008 by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.13
Change of Control and Severance Benefits Agreement, dated September 27, 2008, between Company and Charles Aubuchon (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.14
Change of Control and Severance Benefits Agreement, dated September 27, 2008, between Company and David Harding (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.15
First Amendment to Employment Agreement, dated September 27, 2008, between the Company and S. James Miller (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.16
First Amendment to Employment Agreement, dated September 27, 2008, between the Company and Wayne Wetherell (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.17	Form of Convertible Note dated November 14, 2008 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
10.18
Secured Note Agreement, dated February 12, 2009, by and between the Company and BET Funding, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.19
Security Agreement, dated February 12, 2009, by and between the Company and BET Funding, LLC (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.20
Second Amendment to Change of Control and Severance Benefits Agreement, dated April 6, 2009, between Company and Charles Aubuchon (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.21
Second Amendment to Change of Control and Severance Benefits Agreement, dated April 6, 2009, between Company and David Harding (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.22
Second Amendment to Employment Agreement, dated April 6, 2009, between the Company and S. James Miller (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.23
Second Amendment to Employment Agreement, dated April 6, 2009, between the Company and Wayne Wetherell (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.24
Waiver and Amendment Agreement to Secured Note Agreement, dated June 9, 2009 between the Company and BET Funding, LLC (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.25
Second Amendment to Secured Note Agreement, dated June 22, 2009 between the Company and BET Funding, LLC (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.26	Office Space Lease between the Company and Allen W. Wooddell, dated July 25, 2008 (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
10.27
Third Amendment to Secured Note Agreement, dated October 5, 2009 between the Company and BET Funding, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.28
Fourth Amendment to Secured Note Agreement, dated November 11, 2009 between the Company and BET Funding, LLC (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.29
Assignment of Receivable dated November 11, 2009 between the Company and BET Funding, LLC (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.30
Third Amendment to Change of Control and Severance Benefits Agreement, dated December 10, 2009, between Company and Charles Aubuchon (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.31
Third Amendment to Change of Control and Severance Benefits Agreement, dated December 10, 2009, between Company and David Harding (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.32
Third Amendment to Employment Agreement, dated December 10, 2009, between the Company and S. James Miller (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.33
Third Amendment to Employment Agreement, dated December 10, 2009, between the Company and Wayne Wetherell (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.34	Security Agreement, dated December 28, 2010 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed on June 14, 2011).
10.35	Promissory Note dated June 9, 2011 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on June 14, 2011).
10.36	Security Agreement, amended, dated June 9, 2011 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, filed on June 14, 2011).
10.37
Amendment to Secured Promissory Note dated August 5, 2011 by and among the Company and BET Funding LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 11, 2010).

10.38
Securities Purchase Agreement, dated December 12, 2011, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 21, 2011).

10.39
Note Exchange Agreement, dated December 12, 2011, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 21, 2011).

10.40
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Company and S. James Miller, (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed January 17, 2012).

10.41
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Company and Wayne Wetherell, (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed January 17, 2012).

10.42
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Company and David Harding, (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed January 17, 2012).

10.43
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Company and Charles Aubuchon, (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed January 17, 2012).

10.44	Fifth Amendment to Employment Agreement, dated January 31, 2012, between the Company and S. James Miller, Jr., filed herewith.
10.45	Fifth Amendment to Employment Agreement, dated January 31, 2012, between the Company and Wayne Wetherell, filed herewith.
10.46	Fifth Amendment to Employment Agreement, dated January 31, 2012, between the Company and Charles AuBuchon, filed herewith.
10.47	Fifth Amendment to Employment Agreement, dated January 31, 2012, between the Company and David Harding, filed herewith.
21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1	Consent of Independent valuation firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extention Schema
101.CAL*	XBRL Taxonomy Extention Calculation Linkbase
101.DEF*	XBRL Taxonomy Extention Definition Linkbase
101.LAB*	XBRL Taxonomy Extention Label Linkbase
101.PRE*	XBRL Taxonomy Extention Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 4, 2012	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: April 4, 2012	/s/ Wayne Wetherell
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 4, 2012	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chairman of the Board

Date: April 4, 2012	/s/ John Callan
John Callan
Director

Date: April 4, 2012	/s/ David Loesch
David Loesch
Director

Date: April 4, 2012	/s/ Steve Hamm
Steve Hamm
Director
/s/ David Carey
Date: April 4, 2012	David Carey
Director
/s/ John Cronin
Date: April 4, 2012	John Cronin
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ImageWare Systems, Inc.

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' deficit, comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImageWare Systems, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
April 4, 2012

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$6,773	$103
Accounts receivable, net of allowance for doubtful accounts of $4 and $5 at December 31, 2011 and December 31, 2010, respectively	348	239
Inventory, net	45	12
Other current assets	66	57
Total Current Assets	7,232	411

Property and equipment, net	18	19
Other assets	58	58
Intangible assets, net of accumulated amortization	63	78
Goodwill	3,416	3,416
Total Assets	$10,787	$3,982

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,103	$1,161
Deferred revenue	1,066	1,073
Billings in excess of costs and estimated earnings on uncompleted contracts	—	241
Accrued expenses	2,005	1,822
Notes payable to related parties	110	110
Total Current Liabilities	4,284	4,407

Convertible secured notes payable, net of discount	—	1,427
Derivative liabilities	11,824	15,653
Pension obligation	391	401
Total Liabilities	16,499	21,888

Shareholders’ deficit:
Preferred stock, authorized 4,000,000 shares:
Series B convertible preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at December 31, 2011 and 2010, respectively; liquidation preference $786 and $735 at December 31, 2011 and 2010, respectively	2	2
Series C convertible preferred stock, $0.01 par value; designated 3,500 shares, 2,500 shares issued, and 0 and 2,200 shares outstanding at December 31, 2011 and December 31, 2010; liquidation preference $0 and $2,956 at December 31, 2011 and 2010, respectively	—	—
Series D convertible preferred stock, $0.01 par value; designated 3,000 shares, 2,310 shares issued, and 0 and 2,085 shares outstanding at December 31, 2011 and 2010, respectively; liquidation preference $0 and $2,660 at December 31, 2011 and 2010, respectively	—	—
Common stock, $0.01 par value, 150,000,000 and 50,000,000 shares authorized at December 31, 2011 and 2010, respectively; 67,995,620 and 23,845,481 shares issued at December 31, 2011 and 2010, respectively, and 67,988,916 and 23,838,777 shares outstanding at December 31, 2011 and 2010, respectively	679	237
Additional paid-in capital	101,720	85,186
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(65)	(62)
Accumulated deficit	(107,984)	(103,205)
Total Shareholders’ Deficit	(5,712)	(17,906)

Total Liabilities and Shareholders’ Deficit	$10,787	$3,982

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues:
Product	$2,596	$3,192
Maintenance	2,878	2,619
	5,474	5,811
Cost of revenues:
Product	459	1,059
Maintenance	935	938
Gross profit	4,080	3,814

Operating expenses:
General and administrative	2,327	2,546
Sales and marketing	1,404	1,528
Research and development	2,664	2,531
Depreciation and amortization	28	50
	6,423	6,655
Loss from operations	(2,343)	(2,841)

Interest expense	4,851	1,123
Change in fair value of financing obligation	—	(551)
Change in fair value of derivative liabilities	(3,970)	738
Loss on debt modification	—	1,100
Other income, net	(25)	(328)
Loss before income taxes	(3,199)	(4,923)

Income tax (benefit) expense	(19)	126
Net Loss	$(3,180)	$(5,049)
Preferred dividends	(383)	(396)
Net loss available to common shareholders	$(3,563)	$(5,445)

Basic and diluted loss per common share — see Note 2:
Net loss	$(0.12)	$(0.22)
Preferred dividends	(0.01)	(0.02)
Basic and diluted loss per share available to common shareholders	$(0.13)	$(0.24)
Basic and diluted weighted-average shares outstanding	27,316,475	23,175,405

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010
(In thousands, except share amounts)
	Series B Convertible, Redeemable Preferred		Series C Convertible, Preferred		Series D Convertible, Preferred		Common Stock		Treasury Stock		Addit- ional Paid- In	Accum- ulated Other Compre- hensive	Accum- ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2009	239,400	$2	2,200	$-	2,198	$-	21,258,264	$211	(6,704)	$(64)	$83,363	$(86)	$(98,129)	$(14,703)
Issuance of restricted stock grants pursuant to stock exchange agreement	-	-	-	-	-	-	847,258	8	-	-	(8)	-	-	-
Conversion of preferred stock into common	-	-	-	-	(113)	-	281,428	3	-	-	24	-	(27)	-
Issuance of common stock pursuant to warrant exercises	-	-	-	-	-	-	1,000,000	10	-	-	490	-	-	500
Issuance of common stock pursuant to cashless warrant exercises	-	-	-	-	-	-	458,531	5	-	-	(5)	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	-	-	1,079	-	-	1,079
Stock-based comp-ensation expense	-	-	-	-	-	-	-	-	-	-	243	-	-	243
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(18)	-	(18)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	42	-	42
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,049)	(5,049)
Balance at December 31, 2010	239,400	$2	2,200	$-	2,085	$-	23,845,481	$237	(6,704)	$(64)	$85,186	$(62)	$(103,205)	$(17,906)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010
(In thousands, except share amounts)
(continued)
	Series B Convertible, Redeemable Preferred		Series C Convertible, Preferred		Series D Convertible, Preferred		Common Stock		Treasury Stock		Addit- ional Paid- In	Accum- ulated Other Compre- hensive	Accum- ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2010	239,400	$2	2,200	$-	2,085	-	23,845,481	$237	(6,704)	$(64)	$85,186	$(62)	$(103,205)	$(17,906)
Issuance of common stock for cash, net of derivative liabilities and transaction costs of $706	-	-	-	-	-	-	18,500,000	185	-	-	2,734	-	-	2,919
Conversion of preferred stock into common	-	-	(2,200)	-	(2,085)	-	11,768,525	118	-	-	1,481	-	(1,599)	-
Issuance of common stock pursuant to warrant exercises	-	-	-	-	-	-	1,310,000	13	-	-	642	-	-	655
Issuance of common stock pursuant to cashless warrant exercises	-	-	-	-	-	-	1,194,547	12	-	-	(12)	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	-	-	188	-	-	188
Issuance of common stock pursuant to repayment of debt	-	-	-	-	-	-	1,500,000	15	-	-	735	-	-	750
Issuance of common stock pursuant to conversion of accrued interest	-	-	-	-	-	-	774,559	8	-	-	379	-	-	387
Issuance of common stock pursuant to conversion of debt	-	-	-	-	-	-	9,000,000	90	-	-	4,410	-	-	4,500
Issuance of common stock in lieu of cash for financing transaction costs	-	-	-	-	-	-	90,000	1	-	-	(1)	-	-	-
Recission of previously issued restricted stock grants	-	-	-	-	-	-	(12,079)	-	-	-	-	-	-	-

Reclassification of previously bifurcated conversion option of preferred stocks and warrants	-	-	-	-	-	-	-	-	-	-	5,672	-	-	5,672
Issuance of common stock pursuant to option exercises	-	-	-	-	-	-	14,587	-	-	-	4	-	-	4
Issuance of common stock as compensation in lieu of cash	-	-	-	-	-	-	10,000	-	-	-	13	-	-	13
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	289	-	-	289
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	(28)	-	(28)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	25	-	25
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,180)	(3,180)
Balance at December 31, 2011	239,400	$2	-	$-	-	$-	67,995,620	$679	(6,704)	$(64)	$101,720	$(65)	$(107,984)	$(5,712)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2011	2010

Net loss	$(3,180)	$(5,049)
Other comprehensive income (loss):
Additional minimum pension liability	(28)	42
Foreign currency translation adjustment	25	(18)
Comprehensive loss	$(3,183)	$(5,025)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,	Year Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(3,180)	$(5,049)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	28	50
Amortization of debt discounts and debt issuance costs	4,448	675
Change in fair value of additional financing obligation	—	(551)
Stock based compensation	289	243
Change in fair value of derivative liabilities	(3,970)	738
Non-cash warrant financing expense	—	74
Stock issued in lieu of cash	13	—
Loss on debt modification	—	1,100
Change in assets and liabilities
Accounts receivable	(109)	388
Inventory	(33)	209
Other assets	(9)	20
Accounts payable	(58)	206
Accrued expenses	570	150
Deferred revenue	(7)	(262)
Billings in excess of costs and estimated earnings on uncompleted contracts	(241)	(33)
Pension obligation	(10)	(28)

Total adjustments	911	2,979

Net cash used by operating activities	(2,269)	(2,070)

Cash flows from investing activities
Purchase of property and equipment	(11)	(13)

Net cash used by investing activities	(11)	(13)

Cash flows from financing activities
Proceeds from issuance of notes payable	1,250	5,750
Repayment of notes payable	(1,500)	(4,430)
Proceeds from issuance of common stock and warrants, net	8,544	—
Proceeds from exercise of stock options	4	—
Proceeds from exercise of stock purchase warrants	655	500

Net cash provided by financing activities	8,953	1,820

Effect of exchange rate changes on cash and cash equivalents	(3)	24
Net increase (decrease) in cash and cash equivalents	6,670	(239)
Cash and cash equivalents at beginning of period	103	342

Cash and cash equivalents at end of period	$6,773	$103

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$418
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Conversion of notes payable and related interest to common stock	$5,637	$—
Beneficial conversion feature of convertible debt	$188	$1,079
Non-cash fees added to secured notes payable	$—	$85
Issuance of common stock pursuant to restricted stock grants	$—	$8
Issuance of common stock pursuant to cashless warrant exercises	$12	$5
Conversion of preferred stock into common stock	$1,599	$27
Reclassification of previously bifurcated conversion option on warrants and preferred stocks	$5,672	$—
Warrants issued with notes payable	$188	$3,238

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Recent Developments

On December 20, 2011, the Company consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, the Company issued 20,000,000 shares of its common stock (the “Shares”), and warrants to purchase 12,207,500 shares of its common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as a placement agent in connection with the Qualified Financing.  The Warrants expire five years from the date of grant.   In connection with the Qualified Financing, the Company also issued 90,000 shares of common stock and a warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing.  That Warrant also has a five year life and is exercisable for $0.50 per share.  Further, warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50, which expire two years from the date of grant, were issued to a significant investor to cover certain expenses related to and in anticipation of the Qualified Financing.

The Company evaluated the warrants issued pursuant to the Qualified Financing under the provisions of ASC 815, “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” and determined that 12,252,500 of the warrants require derivative liability classification.  Accordingly, we recorded approximately $5,626,000 in derivative liability based on the grant date fair value of the warrants as determined by the Black Scholes valuation model.

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

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

Accounts Receivable

In the normal course of business, the Company extends credit without collateral requirements to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. Accounts receivable are considered delinquent when the due date on the invoice has passed. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.  Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful.

Inventories

Inventories are stated at the lower of cost, determined using the average cost method, or market.

Property, Equipment and Leasehold Improvements

Property and equipment, consisting of furniture and equipment, are stated at cost and are being depreciated on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized. When assets are sold or abandoned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Expenditures for leasehold improvements are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

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

Revenue Recognition

The Company recognizes revenue from the following major revenue sources:

●	Long-term fixed-price contracts involving significant customization
●	Fixed-price contracts involving minimal customization

●	Software licensing
●	Sales of computer hardware and identification media

●	Postcontract customer support (PCS)

The Company’s revenue recognition policies are consistent with U.S. GAAP including the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, “Software Revenue Recognition”, ASC 605-35 “Revenue Recognition, Construction-Type and Production-Type Contracts”, “Securities and Exchange Commission Staff Accounting Bulletin 104”, and ASC 605-25 “Revenue Recognition, Multiple Element Arrangements”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits. Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts”. Amounts billed to customers in excess of revenues recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts”. Revenue from contracts for which the Company cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Pricing of maintenance contracts is consistent period to period and calculated as a percentage of the software or hardware revenue which is approximately 15% annually.  Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenue". Sales tax collected from customers is excluded from revenue.

Goodwill

The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other”. In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 “Property, Plant and Equipment” and intangible assets with an indefinite life are analyzed for impairment under ASC 360 annually, or more often if circumstances dictate. The Company performs its annual goodwill impairment test in the fourth quarter of each year.  In accordance with ASC 350, goodwill, or the excess of cost over fair value of net assets acquired is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company’s reporting unit is at the entity level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values.

The Company did not record any goodwill impairment charges for the years ended December 31, 2011 or 2010.

Intangible and Long Lived Assets

Intangible assets are carried at their cost less any accumulated amortization.  Any costs incurred to renew or extend the life of an intangible or long lived asset are reviewed for capitalization.  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2011 and 2010 exceeded the FDIC insurance limits of $250,000 for 2011 and 2010. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $4,000 and $5,000 at December 31, 2011 and 2010, respectively.

For the year ended December 31, 2011 one customer accounted for approximately 34%, or $1,836,000 of total revenues and had trade receivables of $0 as of the end of the year.  For the year ended December 31, 2010 two customers accounted for approximately 31% or $1,803,000 of total revenues and had trade receivables of approximately $15,000 as of the end of the year.

Stock Based Compensation

At December 31, 2011, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $250,000 and $204,000 for the years ended December 31, 2011 and 2010, respectively. In January 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares will vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date.  The Company recorded approximately $39,000 in compensation expense for the years ended December 31, 2011 and 2010 related to these restricted shares.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for years ended December 31, 2011 and 2010 ranged from 135% to 144%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2011 and 2010 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2011 and 2010 averaged 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of approximately 9.7% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive income, increased approximately $25,000 for the year ended December 31, 2011 and decreased approximately $18,000 for the year ended December 31, 2010.

Comprehensive Income

Comprehensive income consists of net gains and losses affecting shareholders’ deficit that, under generally accepted accounting principles, are excluded from net loss. For the Company, the only items are the cumulative translation adjustment and the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, "Compensation - Retirement Benefits - Defined Benefit Plans – Pension".

Advertising Costs

The Company expenses advertising costs as incurred. The Company did not incur any advertising expense during the years ended December 31, 2011 and 2010.

Loss Per Share

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, convertible notes payable, stock options and warrants, calculated using the treasury stock and if-converted methods.  For diluted loss per share calculation purposes, the net loss available to commons shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the  consolidated statement of operations for the respective periods.

(Amounts in thousands except share and per share amounts)	Year Ended December 31,
	2011	2010
Numerator for basic and diluted loss per share:
Net loss	$(3,180)	$(5,049)
Preferred dividends	(383)	(396)
Net loss available to common shareholders	$(3,563)	$(5,445)

Denominator for basic loss per share — weighted-average shares outstanding	27,316,475	23,175,405
Effect of dilutive securities	—	—
Denominator for diluted loss per share — weighted-average shares outstanding	27,316,475	23,175,405

Basic and diluted loss per share:
Net loss	$(0.12)	$(0.22)
Preferred dividends	(0.01)	(0.02)
Net loss available to common shareholders	$(0.13)	$(0.24)

The Company has excluded the following weighted-average securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2011	Common Share Equivalents at December 31, 2010
Convertible notes payable	205,255	10,700,109
Convertible preferred stock – Series B	58,415	54,784
Convertible preferred stock – Series C	—	5,854,290
Convertible preferred stock – Series D	—	5,249,296
Stock options	1,707,713	1,463,295
Restricted stock grants	360,000	360,000
Warrants	28,453,760	19,737,612
Total Potential Dilutive Securities	30,785,143	43,419,386

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

FASB ASU 2010-06. In January 2010, the FASB issued ASU 2010-06, which amends the disclosure requirements relating to recurring and nonrecurring fair value measurements. New disclosures are required about transfers into and out of the Levels 1 and 2 fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. This ASU also requires an entity to present information about purchases, sales, issuances and settlements for significant unobservable inputs on a gross basis rather than as a net number. This ASU was effective for us with the reporting period beginning January 1, 2010, except for the disclosures on the roll forward activities for Level 3 fair value measurements, which became effective for the Company beginning January 1, 2011. The adoption of this ASU had no impact on the Company’s financial position and results of operations, as it only requires additional disclosures.

FASB ASU 2010-29.  In December 2010, the FASB issued ASU 2010-29, which requires an entity to disclose revenue and earnings of a combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  It also requires pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The adoption of ASU 2010-29 did not impact the Company’s consolidated financial statements as there were no business combinations to report.

FASB ASU 2011-05. In June 2011 the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. As this new standard only requires enhanced disclosure, the adoption of ASU 2011-05 will not impact the Company’s financial position or results of operations.

FASB ASU 2011-08.  In September 2011 the FASB issued ASU 2011-08, “Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-11.  The FASB has issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the International Accounting Standards Board (IASB) has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to International Financial Reporting Standards 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

FASB ASU 2011-12. The FASB has issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments to the Codification in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU 2011-12 supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications were made to the 2010 consolidated financial statements in order to conform to the presentation of the 2011 consolidated financial statements. The reclassifications did not have any effect on previously reported shareholders’ deficit, net loss or net cash flows.

3.           FAIR VALUE ACCOUNTING

The Company accounts for fair value measurements in accordance with ASC  820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,455	$1,455	$—	$—
Totals	$1,455	$1,455	$—	$—
Liabilities:
Derivative liabilities	$11,824	$—	$—	$11,824
Totals	$11,824	$—	$—	$11,824

	Fair Value at December 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,369	$1,369	$—	$—
Totals	$1,369	$1,369	$—	$—
Liabilities:
Derivative liabilities	$15,653	$—	$—	$15,653
Totals	$15,653	$—	$—	$15,653

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

The Company records derivative liabilities on its consolidated balance sheet related to certain common stock warrants and the conversion feature embedded in its Series C and Series D Preferred Stock. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The Company uses Monte-Carlo simulation methodologies and the Black Scholes option pricing model in the determination of the fair value of the derivative liabilities. The Monte-Carlo simulation methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future financings. The Black-Scholes option-pricing model is affected by the Company’s stock prices as well as assumptions regarding the expected stock price volatility of the term of the derivative liabilities in addition to interest rates and dividend yields.

Prior to the settlement of the Company’s secured notes payable and additional financing obligation in full in 2010, the fair value of the Company’s additional financing obligation was classified within Level 3 of the fair value hierarchy because they were valued using pricing models that incorporated management assumptions that could not be corroborated with observable market data.  The Company utilized various pricing models that were consistent with what other market participants would use.  Significant assumptions used in calculating the fair value of the additional financing obligation included the application of the Black-Scholes option pricing model.  The determination of fair value of the additional financing obligation using the Black-Scholes option-pricing model was affected by the stock price as well as assumptions regarding the expected stock price volatility over the term of these instruments. The Company calculated the expected volatility assumptions based on the historical volatility of the Company’s stock.

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

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Additional Financing Obligation	Derivative Liabilities

Balance December 31, 2009	$1,504	$11,603
Included in earnings	(551)	738
Settlements	(2,108)	—
Issuances	1,155	3,312
Transfers in and /or out of Level 3	—	—
Balance at December 31, 2010	$—	$15,653
Included in earnings	—	(3,970)
Settlements	—	(5,672)
Issuances	—	5,813
Transfers in and/or out of Level 3	—	—
Balance at December 31, 2011	$—	$11,824

All unrealized gains or losses resulting from changes in value of any Level 3 instruments are reflected as a separate line in the consolidated statement of operations in arriving at net loss. The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.  See further disclosures regarding the Company’s derivative liabilities in Note 11.

4.           INTANGIBLE ASSETS AND GOODWILL

The following table presents the changes in the carrying amounts of the Company’s acquired intangible assets for the years ended December 31, 2011 and 2010. All intangible assets are being amortized over their estimated useful lives with no estimated residual values.

($ in thousands)	Total
Balance of intangible assets as of December 31, 2009	$94
Intangible assets acquired	—
Amortization	(16)
Impairment losses	—

Balance of intangible assets as of December 31, 2010	$78
Intangible assets acquired	—
Amortization	(15)
Impairment losses	—
Balance of intangible assets as of December 31, 2011	$63

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill was not impaired as of December 31, 2011 and 2010.

Amortization expense for the years ended December 31, 2011 and 2010 was approximately $15,000 and $16,000, respectively.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	EstimatedAmortization Expense ($ in thousands)
2012	$16
2013	16
2014	16
2015	15
2016	—
Thereafter	—
Totals	$63

5.           RELATED PARTIES

As more fully described in Note 10 to these consolidated financial statements, on November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related Party Convertible Notes”), aggregating $110,000, with certain officers and members of the Company’s Board of Directors. The Related Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.  The Company continues to seek a waiver from the holders of the Related Party Convertible Notes.

In conjunction with the issuance of the Related Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.  All warrants were outstanding and exercisable as of December 31, 2011 and 2010.

6.           INVENTORY

Inventories at December 31, 2011 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $16,000, net of reserves for obsolete and slow-moving items of $3,000.  Inventories at December 31, 2010 were comprised of work in process of $7,000 representing direct labor costs on in-process projects and finished goods of $5,000, net of reserves for obsolete and slow-moving items of $2,000.   Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

7.           PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010, consists of:

($ in thousands)	2011	2010

Equipment	$770	$820
Furniture	66	66
	836	886
Less accumulated depreciation	(818)	(867)
	$18	$19

During the year ended December 31, 2010, the Company disposed of Leasehold Improvements of approximately $31,000 net of accumulated amortization of $31,000; furniture of $96,000 net of accumulated depreciation of $96,000 and equipment of $669,000 net of accumulated depreciation of $669,000.  Disposals during the year ended December 31, 2011 were insignificant.

Total depreciation expense for the years ended December 31, 2011 and 2010 was approximately $13,000 and $35,000, respectively.

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

Costs and estimated earnings on uncompleted contracts and related amounts billed under contract provisions as of December 31, 2011 and 2010 are as follows:

($ in thousands)	December 31, 2011	December 31, 2010

Costs incurred on uncompleted contract	$619	$539
Estimated earnings	1,141	980
	1,760	1,519

Less: billings to date	(1,760)	(1,760)
Billings in excess of costs and estimated earnings on uncompleted contract	$—	$(241)

9.           ACCRUED LIABILITIES

Principal components of accrued liabilities consist of:

($ in thousands)	December 31, 2011	December 31, 2010

Compensated absences	$256	$245
Wages and sales commissions	84	117
Customer deposits	240	199
Liquidated damages	182	165
Royalties	251	251
Board of directors fees	527	376
Income and sales taxes	186	163
Interest and dividends	82	121
Other	197	185
	$2,005	$1,822

10.           NOTES PAYABLE

	December 31, 2011	December 31, 2010
Secured Promissory Note
9% secured promissory note. Face value of note $0 at December 31, 2011 and 2010. Discount on note is $0 at December 31, 2011 and 2010. Note settled in December 2010.	$—	$—
Total secured notes payable	—	—
Secured Convertible Notes Payable
6% secured convertible notes payable. Face value of notes $0 and $5,500 at December 31, 2011 and 2010, respectively. Discount on notes is $0 and $4,073 at December 31, 2011 and 2010, respectively. Note settled in December 2011.	—	1,427
Total convertible notes payable	—	1,427
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $110 at December 31, 2011 and 2010. Discount on notes is $0 at December 31, 2011 and 2010. Notes were due January 2010. The Company is currently seeking a waiver of default.	110	110
Total notes payable to related parties	110	110

Total notes payable	110	1,537
Less current portion	(110)	(110)
Long-term notes payable	$—	$1,427

The only debt outstanding for the Company as of December 31, 2011 was the $110,000 related party note payable which is reflected as a current liability in the consolidated balance sheet.  The Company has no long-term debt as of December 31, 2011.

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

In October 2009, the Lender and the Company further amended the Note (“Amendment No. 3”) whereby the Lender agreed to make additional advances in an aggregate amount up to $1,000,000 (“Third Amendment Advance”) to only be used for the purpose of compromising certain of the Company’s outstanding vendor payables or for paying for the audit of the Company’s consolidated financial statements. The amendment calls for the Company to repay the lender in full the amount of any and all Third Amendment Advances, together with all accrued and unpaid interest thereon, on or before January 31, 2010. On October 5, 2009, the Lender made an advance of $300,000 to the Company pursuant to these provisions. As consideration for the additional advance, the Company issued to the Lender warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.60 per share. Such warrants may be exercised at any time from October 5, 2009 until October 5, 2014. As additional consideration, the Company assigned certain patents related to discontinued product lines to the Lender with the condition that the Company would participate in future proceeds generated from efforts by the Lender to monetize the patents.

The Company recorded the Amendment No. 3 borrowing net of a discount equal to the fair value allocated to warrants and the patent assignment. The warrants issued in conjunction with the Third Amendment Advance contained anti-dilution provisions, which require derivative liability classification (see Note 11). The Company estimated the fair value of the warrants using a Monte-Carlo simulation analysis, which resulted in a note discount from the issuance of the warrants of approximately $105,000. The Company estimated the fair value of the patent assignment to be $0 based on the unsuccessful attempt to monetize the patents.

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

Amendments Nos. 2 through 6 were evaluated under ASC 470-50, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, to determine if the modification was substantial. Based on such analysis, the Company determined that such amendments were not substantial.

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

The Company evaluated the Amendment No. 7 modification under ASC 470-50to determine if the modification was substantial. The Company determined that because the change in fair value of the debt instruments was greater than 10% of the present value of the cash flows between the modified debt instruments and original debt instruments, the debt modification was substantial and therefore the Company accounted for the modification as a debt extinguishment. Accordingly, the Company recorded the new debt instrument at fair value and recorded a loss on debt extinguishment of approximately $1,763,000 during 2010.

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

On December 8, 2010, the Company entered into a security agreement with the Lender of Convertible Notes Nos. 1 through 3 (collectively the “6% Convertible Notes”) whereby the Company granted the 6% Convertible Note holder a first priority lien on and security interest in all the assets of the Company.

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

In December 2011, the Company repaid a portion of the outstanding 6% Secured Convertible Promissory Notes and converted the rest into shares of the Company’s common stock in accordance with the stated conversion terms. Specifically, $1,500,000 in principal outstanding was repaid using cash proceeds from the Qualified Financing and the remaining $4,500,000 in principal was converted into 9,000,000 shares of the Company’s common stock.  The entire accrued interest balance of approximately $387,000 was also converted into shares of the Company’s common stock at $0.50 per share resulting in the issuance of another 774,559 shares of common stock.  As of the date of the Qualified Financing, the Company had an unamortized debt discount and beneficial conversion feature of approximately $2.3 million which was reversed and recorded as interest expense in the Consolidated Statement of Operations for the year ended December 31, 2011.  Additionally, in December 2011, as part of the Qualified Financing, the Company modified certain outstanding warrants so that the anti-dilution provisions associated with those warrants would no longer qualify as derivative liabilities (see Note 11).  As of December 31, 2011, there was no longer any debt or accrued interest outstanding related to the 6% Secured Convertible Promissory Notes.

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

6% Unsecured Short-Term Promissory Notes

During October, November and December of 2011, the Company entered into a series of new unsecured short-term notes aggregating $750,000 with the existing holder of the 6% Secured Convertible Promissory Notes.  The notes bear interest at 6% per annum and were issued with an original maturity date of February 13, 2012.  As part of the Qualified Financing that took place in December 2011, those notes were settled through the issuance of 1,500,000 shares of the Company’s common stock and warrants to purchase 750,000 shares of common stock at an exercise price of $0.50.  Those warrants expire five years from the date of issuance.

The following tables set forth the various components of interest expense, amortization of debt discounts and beneficial conversion features, changes in fair value of the additional financing obligation and losses recorded on debt modification for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011				Year Ended December 31, 2010
	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals	7% Convertible Notes	9% Secured Debt	6% Secured Convertible Notes	Totals
($ in Thousands)
Coupon interest rate	$8	$5	$335	$348	$9	$314	$47	$370

Accretion of note discount	$-	$-	$3,250	$3,250	$-	$431	$175	$606

Accretion of beneficial conversion feature	$-	$-	$1,198	$1,198	$-	$-	$68	$68

Accretion of Additional Financing Obligation	$-	$-	$-	$-	$-	$144	$-	$144

Change in Fair Value of Additional Financing Obligation	$-	$-	$-	$-	$-	$(695)	$-	$(695)

Loss on loan modifications	$-	$-	$-	$-	$-	$1,100	$-	$1,100

Total of expense recorded on debt instruments	$8	$5	$4,783	$4,796	$9	$1,294	$290	$1,593

11.           DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions”. Under the provisions of ASC 815, the embedded conversion feature in the Company’s Series C and Series D Preferred Stock and the anti-dilution and cash settlement provisions in certain warrants (collectively the “Derivative Liabilities”) qualify as derivative instruments.

The Company is required to mark-to-market, at the end of each reporting period, the value of the Derivative Liabilities.  The Company revalues these Derivative Liabilities at the end of each reporting period by using available market information and commonly accepted valuation methodologies.  The periodic change in value of the Derivative Liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values of the Derivative Liabilities will be the value of the Company’s common stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

The Company uses a Monte-Carlo simulation methodology and the Black Scholes option pricing model in the determination of the fair value of the Derivative Liabilities.  The Monte-Carlo simulation methodology is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the Derivative Liabilities and assumptions regarding future financings. The Black-Scholes option-pricing model is affected by the Company’s stock prices as well as assumptions regarding the expected stock price volatility of the term of the derivative liabilities in addition to interest rates and dividend yields.

As of December 31, 2011, the Company had approximately 18,547,500 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants was approximately $11,824,000 which is reflected as a non-current liability in the consolidated balance sheet as of December 31, 2011.

Series C and D Preferred Stock Embedded Conversion Feature

The Series C and Series D convertible preferred stock conversion feature contains settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the conversion prices, the conversion ratio would be adjusted.  ASC 815 provides that the number of shares used to calculate the settlement amount is not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity’s control. If the number of shares used to calculate the settlement is not fixed, the instrument (or embedded feature) would still be considered indexed to an entity’s own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares.  The preferred stock contains a price protection provision (or anti-dilution provision) that reduces the preferred conversion rate in the event the Company issues additional shares at a more favorable price than the conversion price.

Under the provisions of ASC 815, the embedded conversion feature in the Company’s Series C and Series D Preferred Stock are not considered indexed to the Company’s stock because future equity offerings of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares.  Accordingly the Company is required to account for the embedded derivatives related to the conversion feature in its Series C and Series D Preferred Stocks as derivative liabilities.

In December 2011, the Company converted all of its outstanding Series C and Series D Preferred Stock into Common Stock.  Specifically, 2,200 shares of Series C Preferred Stock, 2,085 shares of Series D Preferred Stock and the combined accrued dividends of approximately $1,599,000 were collectively converted into 11,768,525 shares of the Company’s common stock.  As a result of that conversion, the derivative liability related to the embedded conversion feature on the Series C and Series D Preferred Stock was eliminated.  The Company marked the derivative liability to its calculated market value of approximately $3,840,000 immediately prior to the conversion resulting in a gain of approximately $1,678,000 that related to the change in market value of the derivative liability from the date of the last revaluation, September 30, 2011, to the date of the Qualified Financing.  That liability balance of approximately $3,840,000 was then reclassified to additional paid-in capital as a result of the conversion.

Common Stock Warrants with Anti-Dilution Provisions

Certain warrants to purchase the Company’s common stock contain settlement provisions such that if the Company makes certain equity offerings in the future at a price lower than the warrant strike price, the strike price would be adjusted down. ASC 815 provides that an instrument’s strike price is not fixed if its terms provide for any potential adjustment, regardless of the probability of such adjustment(s) or whether such adjustments are in the entity’s control. If the instruments strike price is not fixed, the instrument (or embedded feature) would still be considered indexed to an entity’s own stock if the only variables that could affect the settlement amount would be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares.  The warrants contain a price protection provision (or anti-dilution provision) that reduces the warrant strike price in the event the Company issues additional shares at a more favorable price than the strike price.

Under the provisions of ASC 815, the anti-dilution provisions in these warrants are not considered indexed to the Company’s stock because future equity offerings of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares.  Accordingly, the Company is required to account for these warrants as derivative liabilities.

During the year ended December 31, 2010, the Company issued 8,250,000 additional warrants which contained anti-dilution provisions requiring derivative liability classification.  Those warrants had a grant date fair value of approximately $3,312,000 as determined using the Monte-Carlo simulation methodology.

In December 2011, as part of the Qualified Financing, the Company modified certain outstanding warrants so that the anti-dilution provisions associated with those warrants would no longer qualify as derivative liabilities.  Immediately prior to the date of the Qualified Financing, there were approximately 13,871,000 warrants outstanding that qualified for derivative liability treatment.  The modification that took place, as part of the Qualified Financing, resulted in approximately 7,576,000 of those warrants losing the conditions that required derivative liability treatment.  As a result, the Company recorded a gain of approximately $1,127,000 that related to the change in market value of the derivative liability from the date of the last revaluation, September 30, 2011, to the date of the Qualified Financing.  The resulting fair market value for the derivative liability as of the date of the Qualified Financing, of approximately $1,832,000, was then reclassified to additional paid-in capital.

Common Stock Warrants with Cash Settlement Provisions

During the year ended December 31, 2011, as part of the Qualified Financing, the Company issued 12,252,500 warrants containing certain cash settlement provisions which would require cash payments to the warrant holders, as determined using the Black-Scholes valuation model, in the event of a “fundamental transaction” as defined within the warrant agreement(s).  As these warrants have the ability to be settled in cash payments and that triggering events requiring that treatment are largely out of the Company’s control, the warrants require derivative liability classification.  Accordingly, the Company recorded approximately $5,626,000 in derivative liability based on the grant date fair value of the warrants as determined by the Black Scholes valuation model.  The Black-Scholes option-pricing model incorporates various assumptions including volatility, expected life, and interest rates. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. The historical volatility factor utilized in the Company’s Black-Scholes computation was 119%. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. The interest rate used in the Company’s Black-Scholes calculations was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

The Company’s uncertain position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax position could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2011 and 2010 was $49,000 and $33,000, respectively.

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

The significant components of the income tax provision (benefit) are as follows:

($ in thousands)	Year Ended December 31,
	2011	2010
Current
Federal	$—	$—
State	—	—
Foreign	(19)	126

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$(19)	$126

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

($ in thousands)	2011	2010

Net operating loss carryforwards	$10,654	$10,913
Intangible assets	768	871
Stock based compensation	862	747
Reserves and accrued expenses	5	5
Deferred tax liability - debt discount	—	(1,630)
Other	(143)	(109)
	12,146	10,797
Less valuation allowance	(12,146)	(10,797)

Net deferred tax assets	$—	$—

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2011	2010

Amounts computed at statutory rates	$(1,081)	$(1,717)
State income tax, net of federal benefit	50	123
Expiration of net operating loss carryforwards	603	735
Non-deductible interest	163	667
Foreign taxes	547	621
Other	(1)	(4)
Net change in valuation allowance on deferred tax assets	(281)	(425)

	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

At December 31, 2011 and 2010, the Company had federal and state net operating loss carryforwards, a portion of which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2012 through 2031. The state net operating loss carryforwards expire at various dates from 2012 through 2021.

The Internal Revenue Code (“the Code”) limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company.  The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes”, as defined under Section 382 of the Internal Revenue Code, in 1991, 1995, 2000, 2003, 2004 and 2011, though the Company has not performed a study to determine the limitation.  The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations.  The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount in the table above as the actual limitation has not yet been quantified.   The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

Tax returns for the years 2007 through 2011 are subject to examination by taxing authorities.  The Company is currently undergoing routine sales and use tax audits for the State of California and the State of Washington.

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

The Company also has a Change of Control and Severance Benefits Agreement with its Chief Technical Officer and Vice President of Business Development.  Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates his employment without cause prior to the closing of any change of control transaction: (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of the executive’s health insurance benefits until the earlier of six (6) months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage. In the event that the executive’s employment is terminated within the twelve months following a change of control, he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable. The executive’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

Registration Rights

As part of the Qualified Financing discussed in Note 1 and elsewhere in this Form 10-K, the Company entered into a registration rights agreement for the benefit of the Qualified Financing investor participants.  That agreement requires that the Company pay the participants certain liquidating damages should specific deadlines regarding the preparation and filing of a registration statement or similar document in compliance with the 1933 Act be missed.   Specifically, a registration statement must be filed no later than 60 days after the consummation of the Qualified Financing and that statement must be “effective” no later than 150 days after the consummation of the Qualified Financing.  The liquidating damages are calculated as a percentage of the aggregate amount invested by each participant.  Such payments, which are required to be made in cash, increase on a daily basis until the registration statement is filed; however, the liquidating damages in aggregate are not to exceed 10% of the total investment by each participant.  The Company filed the required registration statement on Form S-1 on February 10, 2011.  The Company anticipates the document going “effective” once this Form 10-K is filed and can therefore be incorporated into the Form S-1.

In accordance with ASC 825, “Financial Instruments”, the Company has determined that it is not probable, as defined under ASC 450, “Contingencies”, that the registration statement will either not be filed or filed at a date requiring payment of any liquidating damages.  Therefore, the Company has not recorded any loss contingencies related to these registration rights.

Litigation

Currently, the Company is not involved in any material legal proceedings.

Leases

In December 2010, the Company entered into a new lease agreement and relocated its corporate headquarters to Rancho Bernardo Road in San Diego, California. The lease term commenced in December 2010 and ends on December 31, 2013. The Company is obligated under the lease to pay base rent and certain operating costs and taxes for the building. Aggregate base rent payable by us will be approximately $54,000, $111,000 and $114,000 during the first, second and third years of the lease, respectively. Rent was abated at a rate of 50% for the first 12 months of the lease. Under the lease, the Company was required to provide a security deposit in the amount of approximately $9,500.

In addition to the corporate headquarters lease in San Diego, California, the Company also leases space in Ottawa, Province of Ontario, Canada; Portland, Oregon and Mexico City, Mexico.

At December 31, 2011, future minimum lease payments are as follows:

($ in thousands)
2012	$427
2013	$236
2014	$—
2015	$—
2016 and thereafter	$—
$663

Rental expense incurred under operating leases for the years ended December 31, 2011 and 2010 was approximately $476,000 and $496,000, respectively.

14.	EQUITY

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

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Preferred outstanding as of December 31, 2011 and 2010. At December 31, 2011 and 2010, the Company had cumulative undeclared dividends of approximately $187,000 ($0.78 per share) and $136,000 ($0.57 per share), respectively. There were no conversions of Series B Preferred into common stock during the year ended December 31, 2011 or 2010.

Series C Convertible Preferred Stock

The Company had 0 and 2,200 shares of Series C Preferred Stock outstanding as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company had cumulative undeclared dividends of approximately $0 and $756,000 ($344 per share), respectively. In December 2011, all 2,200 shares of Series C Preferred Stock together with approximately $898,000 in accumulated unpaid dividends were converted into 6,195,682 shares of the Company’s common stock following the Qualified Financing discussed in Note 1.

Series D Convertible Preferred Stock

The Company had 0 and 2,085 shares of Series D Preferred Stock outstanding as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company had cumulative undeclared dividends of approximately $0 and $575,000 ($276 per share), respectively. In December 2011, all 2,085 shares of Series D Preferred Stock together with approximately $701,000 in accumulated unpaid dividends were converted into 5,572,843 shares of the Company’s common stock following the Qualified Financing discussed in Note 1.

Common Stock

       The following table summarizes common stock activity for the following periods:

Common Stock

Shares outstanding at December 31, 2009	21,251,560
Shares issued pursuant to warrants exercised for cash	1,000,000
Shares issued pursuant to cashless warrants exercised	458,531
Conversion of preferred stock into common	281,428
Issuance of restricted stock grants	847,258
Shares outstanding at December 31, 2010	23,838,777
Shares issued pursuant to the Qualified Financing	20,090,000
Conversion of preferred stock into common	11,768,525
Conversion of convertible debt into common stock	9,774,559
Shares issued pursuant to warrants exercised for cash	1,310,000
Shares issued pursuant to cashless warrants exercised	1,194,547
Shares issued pursuant to options exercised	14,587
Shares issued as compensation in lieu of cash	10,000
Recoup of forfeited restricted stock grants	(12,079)
Shares outstanding at December 31, 2011	67,988,916

Warrants

As of December 31, 2011, warrants to purchase 28,453,760 shares of common stock at prices ranging from $0.50 to $1.67 were outstanding. All warrants are exercisable as of December 31, 2011 and expire at various dates through December 2016.

       The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2009	14,448,253	$0.64
Granted	8,250,000	$0.50
Expired / Canceled	(635,768)	$2.28
Exercised	(2,324,873)	$0.53
Balance at December 31, 2010	19,737,612	$0.54
Granted	12,802,500	$0.52
Expired / Canceled	(546,044)	$0.50
Exercised	(3,540,308)	$0.50
Balance at December 31, 2011	28,453,760	$0.52

As shown above, the Company issued 12,802,500 warrants during the year ended December 31, 2011.  All but 300,000 of those warrants were issued as part of the Qualified Financing discussed in Note 1. The warrants issued as part of the Qualified Financing have an exercise price of $0.50 and expiration dates that range from two to five years from the date of issuance.  The 300,000 remaining warrants were granted in conjunction with the issuance of Convertible Note No. 4 (see Note 10 to these consolidated financial statements), and have an exercise price of $1.25. The 300,000 warrants terminate, if not previously exercised, two years from the date of issuance.

The Company evaluated the warrants issued during 2011 under ASC 815 and determined that 12,252,500 of the warrants require derivative liability classification due to a net cash settlement provision and 300,000 of the warrants require derivative liability classification due to anti-dilution provisions.  Accordingly, the Company recorded approximately $5,814,000 in derivative liability based on the grant date fair value of the warrants as determined by the Black Scholes or Monte-Carlo valuation models. These liabilities are reflected as non-current liabilities in the consolidated balance sheet as of December 31, 2011.

As shown above, the Company issued 8,250,000 warrants during the year ended December 31, 2010.  Those warrants were granted in conjunction with the issuance of the 6% Convertible Notes (discussed in Note 10 to these consolidated financial statements) in 2010.  The warrants expire two years from the date of issuance and have a $0.50 exercise price.

During the year ended December 31, 2011, warrant holders exercised 3,540,308 warrants which resulted in the issuance of 2,504,547 shares of the Company’s common stock..  Of the 3,540,308 warrants exercised, 1,310,000 were exercised for cash resulting in proceeds to the Company of $655,000 while the remaining warrants were exercised pursuant to cashless exercise resulting in the issuance of 1,194,547 shares of common stock. During the year ended December 31, 2010, there were 2,324,873 warrants exercised for 1,458,531 shares of common stock. Of the 2,324,873 warrants exercised, 1,000,000 were exercised for cash resulting in proceeds to the Company of $500,000 while the remaining warrants were exercised pursuant to cashless exercise resulting in the issuance of 458,531 shares of common stock.

The following table summarizes information regarding the warrants outstanding as of December 31, 2011:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$0.50	27,499,731	3.1	$0.50

$1.00	265,280	2.6	$1.00

$1.20	270,833	1.2	$1.20

$1.67	417,916	1.2	$1.67

	28,453,760

15.	STOCK BASED COMPENSATION

Stock Options

As of December 31, 2011, the Company had two active stock-based compensation plans; the 1999 Stock Option Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”).

1999 Plan

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase common stock of the Company. The Company subsequently amended and restated the 1999 Plan whereby it increased the share reserve for issuance by approximately 4.0 million shares of the Company’s common stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of common stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below.

On July 22, 2011, the Company’s Board of Directors approved an amendment to the 1999 Plan, subject to shareholder approval, pursuant to which an additional 2,159,442 shares would be reserved for issuance under the plan. In October 2011, the Company’s shareholders approved this amendment resulting in 2,159,442 shares being added to the 1999 Plan.

2001 Plan

The 2001 Plan was adopted by the Company’s Board of Directors on September 12, 2001.  Under the terms of the 2001 Plan, the Company could issue stock awards to employees, directors and consultants of the Company, and such stock awards could be given for non-statutory stock options (options not intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock bonuses, and rights to acquire restricted stock. The 2001 Plan is administered by the Board of Directors or a Committee of the Board. The Company originally reserved 1,000,000 shares of its common stock for issuance under the 2001 Plan. Options granted under the 2001 Plan shall not be less than 85% of the market value of the Company’s common stock on the date of the grant, and, in some cases, may not be less than 110% of such fair market value. The term of options granted under the 2001 Plan as well as their vesting are determined by the Board and to date, options have been granted with a ten year term and vesting over a three year period. While the Board may suspend or terminate the 2001 Plan at any time, if not terminated earlier, it will terminate on the day before its tenth anniversary of the date of adoption.  As of December 31, 2011, the Company does not anticipate issuing any additional stock awards under this plan.  Any shares not issued in connection with the awards outstanding under the 2001 Plan will become available for issuance under the 1999 Plan.  The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below.

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2009	2,300,038	$1.65	5.7
Granted	620,000	$0.74	—
Expired/Cancelled	(1,456,743)	$2.21	—
Exercised	—	$—	—

Balance at December 31,2010	1,463,295	$0.71	8.1
Granted	367,000	$1.11	—
Expired/Cancelled	(107,995)	$1.35	—
Exercised	(14,587)	$0.28	—

Balance at December 31, 2011	1,707,713	$0.76	7.6

At December 31, 2011, a total of 1,707,713 options were outstanding of which 1,063,278 were exercisable at a weighted average price of $0.66 per share with a remaining weighted average contractual term of approximately 7.0 years.  The Company expects that, in addition to the 1,063,278 options that were exercisable as of December 31, 2011, another 590,674 will ultimately vest resulting in a combined total of 1,653,952.  Those 1,653,952 shares have a weighted average exercise price of $0.75, an aggregate intrinsic value of approximately $361,000 and a weighted average remaining contractual life of 7.6 years as of December 31, 2011.

During the year ended December 31, 2011, there were 14,587 options exercised which resulting in proceeds of approximately $4,000 to the Company.  There were no options exercised during the year ended December 31, 2010.

The intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $0. The intrinsic value of options exercisable at December 31, 2011 and 2010 was approximately $333,000 and $304,000, respectively.  The aggregate intrinsic value for all options outstanding as of December 31, 2011 and 2010 was approximately $364,000 and $608,000, respectively.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.17 – 0.52	511,497	7.0	$0.19	488,176	$0.19
$0.54 – 1.04	716,257	7.9	$0.75	462,143	$0.76
$1.45 – 1.71	397,959	8.9	$1.15	30,959	$1.59
$1.97 – 2.74	82,000	3.6	$2.48	82,000	$2.48
Total	1,707,713			1,063,278

At December 31, 2010, a total of 640,305 options were exercisable at a weighted average price of $0.84 per share and a remaining weighted average contractual term of approximately 7.1 years.

At December 31, 2010, there were 822,990 shares outstanding and un-exercisable as they had not yet met the vesting criteria.  Those options had a weighted-average grant-date fair value of approximately $0.64.  During the year ended December 31, 2011, 513,565 shares vested with a weighted-average grant-date fair value of approximately $0.60 and approximately 107,995 shares forfeited or expired, of which 76,005 were vested and exercisable, with a weighted-average grant-date fair value of $0.87 resulting in 1,063,278 shares exercisable, with a weighted-average grant-date fair value of approximately $0.56 as of December 31, 2011.

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2011 and 2010 was $1.00 and $0.69, respectively. At December 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $381,000, which will be amortized over the weighted-average remaining requisite service period of 3.9 years.

Restricted Stock Awards

In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $39,000 for the year ended December 31, 2011 and 2010.

Stock Appreciation Rights

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

Common Stock Reserved for Future Issuance

The following table summarizes the common stock reserved for future issuance as of December 31, 2011:

Common Stock

Convertible preferred stock – Series B	58,415
Convertible notes payable	205,255
Stock options outstanding	1,707,713
Warrants outstanding	28,453,760
Authorized for future grant under the 1999 Plan	2,316,445
32,741,588

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2011, the Company made contributions of approximately $88,000 for the 2011 plan year.  In 2010, the Company made contributions of approximately $24,000 for the 2009 plan year.  The Company did not make any contributions for the 2010 plan year.  The Company has not made any discretionary contributions to the Plan.

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

($ in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$1,770	$1,769
Service cost	2	2
Interest cost	91	83
Actuarial gain (loss)	(9)	(8)
Effect of exchange rate changes	(8)	(76)
Effect of curtailment	—	—
Benefits paid	—	—
Benefit obligation at end of year	1,846	1,770

Change in plan assets:
Fair value of plan assets at beginning of year	1,369	1,349
Actual return of plan assets	41	(23)
Company contributions	45	43
Benefits paid	—	—
Fair value of plan assets at end of year	1,455	1,369

Funded status	(391)	(401)
Unrecognized actuarial loss (gain)	334	320
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(334)	(320)
Unrecognized transition (asset) liability		—
Net amount recognized	$(391)	$(401)
Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	2.20%	4.50%
Debt securities	93.90%	92.00%
Other	3.90%	3.50%
Total	100.00%	100.00%

Components of net periodic benefit cost are as follows:
Service cost	$2	$2
Interest cost on projected benefit obligations	91	83
Expected return on plan assets	—	—
Amortization of prior service costs	—	—
Amortization of actuarial loss	—	—
Net periodic benefit costs	$93	$85

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	4.60%	4.60%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	N/A	N/A
The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$1,846	$1,770
Accumulated benefit obligation	$1,846	$1,770
Fair value of plan assets	$1,455	$1,369

         The following benefit payments are expected to be paid as follows:

2012	$-	$—
2013	$-	$—
2014	$-	$—
2015	$17	$18
2016 — 2021	$510	$409

The Company made contributions to the plan of approximately $45,000 and $43,000 during years 2011 and 2010, respectively.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. The Company’s pension assets are classified within Level 1 of the fair value hierarchy, as defined under ASC 820, because they are valued using market prices. The pension assets are primarily comprised of the cash surrender value of insurance contracts. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The measurement date used to determine the benefit information of the plan was January 1, 2012.

18.        ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income is the combination of the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, “Compensation - Retirement B enefits - Defined Benefit Plans – Pension” and the accumulated gains or losses from foreign currency translation adjustments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted average exchange rates for the reporting period.  All items are shown net of tax.

As of December 31, 2011 and 2010, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2011	2010

Additional minimum pension liability	$42	$70
Foreign currency translation adjustment	(107)	(132)
Ending balance	$(65)	$(62)

19.        SUBSEQUENT EVENT

        In March 2012, the Company entered into agreements with the holders of certain warrants acquired in connection with the Qualified Financing, which warrants are currently exercisable for 12,252,500 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants contained certain settlement provisions that required, under specific circumstances, a net cash settlement upon the occurrence of a “Fundamental Transaction” as defined in the warrants.  These provisions effectively resulted in the characterization of the warrants as derivative liabilities for accounting purposes.  The agreements amended the warrants to revise, among other provisions, the definition of “Fundamental Transaction” resulting in the elimination of the treatment of the warrants as derivative liabilities.  For the year ended December 31, 2011, the derivative expense attributable to the warrants totaled $2.9 million, which represents the change in fair value attributable to the warrants from the date of issuance, December 20, 2011, to December 31, 2011. The derivative liability on the balance sheet attributable to the warrants at December, 31, 2011 totaled approximately $8.5 million. The Company determined the fair value of the warrants on the date of the agreements to amend the warrants and recorded a related loss of approximately $5.1 million which will be included in the consolidated statement of operations for the Company for the period ended March 31, 2012.  Additionally, as a result of the agreements to amend the warrants, the warrants no longer qualify for derivative liability treatment, resulting in the reclassification of the derivative liability of approximately $13 million into a component of additional paid-in capital in the Company's financial statements for the period ended March 31, 2012.

       During the three months ended March 31, 2012, the Company paid approximately $178,000 in accumulated dividends to the holders of its Series B convertible preferred stock.