Form 10-K/A
period 2010-12-31
IMAGEWARE SYSTEMS INC
filed 2012-04-13
CIK 941685

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
(Do not check if smaller reporting company)

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

As of April 11, 2011, there were 67,124,357 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of ImageWare Systems Incorporated for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission on January 17, 2011 ("Original Filing").  This Amendment is being filed in response to a comment from the Securities and Exchange Commission to amend the Original Filing to comply with Rule 302(b) of Regulation S-T by including conforming signature pages to the Original Filing.  No other changes have been made in this Amendment to the Original Filing. This Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing date and does not modify or update in any way disclosures made in the Original Filing. In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal accounting officer are filed as Exhibits to this Amendment.

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

3.8
Certificate of Designations of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as amended, dated February 10, 2009 (incorporated by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, filed January 17, 2012).

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

4.13	Warrant to Purchase Common Stock, dated December 12, 2011(Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 21, 2011).
4.14
Registration Rights Agreement, dated December 12, 2011, by and between the Registrant and certain accredited investors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011).

4.15	Form of Amendment to Warrant , dated December 14, 2011 (incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K, filed January 17, 2012).
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

10.40
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Registrant and S. James Miller (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed January 17, 2012).

10.41
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Registrant and Wayne Wetherell (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed January 17, 2012) .

10.42
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Registrant and David Harding (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, filed January 17, 2012) .

10.43
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Registrant and Charles Aubuchon (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed January 17, 2012) .

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2010).
23.1	Consent of Vantage Point Advisors, Inc., dated January 17, 2012 (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, filed January 17, 2012).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 13, 2012	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: April 13, 2012	/s/ Wayne Wetherell
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 13, 2012	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chairman of the Board

Date: April 13, 2012	/s/ John Callan
John Callan Director

Date: April 13, 2012	/s/ David Loesch
David Loesch Director

Date: April 13, 2012	/s/ Steve Hamm
Steve Hamm Director

Date: April 13, 2012	/s/ David Carey
David Carey Director

Date: April 13, 2012
John Cronin Director

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