Form 10-Q
period 2012-03-31
IMAGEWARE SYSTEMS INC
filed 2012-05-15
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock, with $0.01 par value, outstanding on May 11, 2012 was 68,612,106.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1.    FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,223	$6,773
Accounts receivable, net of allowance for doubtful accounts of $4 at March 31, 2012 and December 31, 2011	376	348
Inventory, net	83	45
Other current assets	125	66
Total Current Assets	5,807	7,232

Property and equipment, net	87	18
Other assets	58	58
Intangible assets, net of accumulated amortization	59	63
Goodwill	3,416	3,416
Total Assets	$9,427	$10,787

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$735	$1,103
Deferred revenue	1,445	1,066
Accrued expenses	1,782	2,005
Notes payable to related parties	65	110
Total Current Liabilities	4,027	4,284

Derivative liabilities	5,772	11,824
Pension obligation	404	391
Total Liabilities	10,203	16,499

Shareholders’ deficit:
Preferred stock, authorized 4,000,000 shares:
Series B convertible redeemable preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2012 and December 31, 2011, respectively; liquidation preference $620 and $786 at March 31, 2012 and December 31, 2011, respectively	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 67,995,620 and 67,988,916 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	679	679
Additional paid-in capital	115,458	101,720
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(99)	(65)
Accumulated deficit	(116,752)	(107,984)
Total Shareholders’ deficit	(776)	(5,712)

Total Liabilities and Shareholders’ Deficit	$9,427	$10,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product	$388	$1,257
Maintenance	733	664
	1,121	1,921
Cost of revenues:
Product	83	131
Maintenance	239	238
Gross profit	799	1,552

Operating expenses:
General and administrative	944	507
Sales and marketing	394	371
Research and development	734	627
Depreciation and amortization	12	7
	2,084	1,512
Income (loss) from operations	(1,285)	40

Interest expense, net	4	628
Change in fair value of derivative liabilities	7,536	7,273
Other income, net	(235)	(5)
Loss before income taxes	(8,590)	(7,856)

Income tax expense	-	2

Net loss	(8,590)	(7,858)
Preferred dividends	(13)	(103)
Net loss available to common shareholders	$(8,603)	$(7,961)

Basic loss per common share:
Net loss	$(0.13)	$(0.31)
Preferred dividends	(0.00)	(0.00)
Basic loss per share available to common shareholders	$(0.13)	$(0.31)

Basic weighted-average shares	67,988,916	25,317,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(8,590)	$(7,858)

Foreign currency translation adjustment	(34)	(57)
Comprehensive loss	$(8,624)	$(7,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(8,590)	$(7,858)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12	7
Amortization of debt discount and debt issuance costs	-	540
Reduction in accounts payable from expiration of statute of limitations	(230)	-
Change in fair value of derivative liabilities	7,536	7,273
Stock issued in lieu of cash	-	13
Stock-based compensation	150	77
Change in assets and liabilities
Accounts receivable, net	(28)	(41)
Inventory, net	(38)	(15)
Other assets	(59)	(13)
Accounts payable	(138)	(18)
Accrued expenses	(223)	4
Deferred revenue	379	65
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(139)
Pension obligation	13	24
Total adjustments	7,374	7,777
Net cash used in operating activities	(1,216)	(81)

Cash flows from investing activities
Purchase of property and equipment	(77)	(1)
Net cash used in investing activities	(77)	(1)

Cash flows from financing activities
Proceeds from exercised stock options	-	4
Proceeds from exercised stock purchase warrants	-	655
Repayment of notes payable	(45)	-
Dividends paid	(178)	-

Net cash (used in) provided by financing activities	(223)	659

Effect of exchange rate changes on cash	(34)	(57)
Net increase (decrease) in cash and cash equivalents	(1,550)	520

Cash and cash equivalents at beginning of period	6,773	103

Cash and cash equivalents at end of period	$5,223	$623

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Summary of non-cash investing and financing activities:		-
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$13,588	$-
Issuance of common stock pursuant to cashless warrant exercises	$-	$8

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

Recent Developments

In March 2012, the Company entered into agreements with the holders of certain warrants acquired in connection with a financing consummated by the Company on December 21, 2011 (the “Qualified Financing”), which warrants are currently exercisable for 12,252,500 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants contained certain settlement provisions that required, under specific circumstances, a net cash settlement upon the occurrence of a “Fundamental Transaction” as defined in the warrants.  These provisions effectively resulted in the characterization of the warrants as derivative liabilities.  The agreements amended the warrants to revise, among other provisions, the definition of “Fundamental Transaction”. As a result of the amendments, the warrants no longer qualify as derivative liabilities. The Company determined the change in fair value from the date of previous measurement (December 31, 2011) to the date of the amendment (March 21, 2012) for these warrants and recorded approximately $5,110,000 in expense. Such expense is included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2012 under the caption “Change in fair value of derivative liabilities”.

  Additionally, as a result of the agreements to amend the warrants and the warrants no longer qualifying  for derivative liability treatment, the Company reclassified approximately $13,588,000 in derivative liability into a component of additional paid-in capital in the Company's financial statements for the period ended March 31, 2012.

During the three months ended March 31, 2012, the Company paid approximately $178,000 in accumulated dividends to the holders of its Series B convertible preferred stock.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on April 4, 2012.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012, or any other future periods.

Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market accounts that are readily convertible into cash. The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

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

Customer Concentration

        For the three months ended March 31, 2012, one customer accounted for approximately 14% or $153,000 of total revenues and had trade receivables at March 31, 2012 of $0. For the three months ended March 31, 2011, one customer accounted for approximately 55% or $1,048,000 of total revenues and had trade receivables at March 31, 2011 of $0.

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

FASB ASU 2011-05.  In June 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. As this new standard only requires enhanced disclosure, the adoption of ASU 2011-05 did not impact the Company’s financial position or results of operations.

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

FASB ASU 2011-12. The FASB has issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments to the Codification in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU 2011-12 supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2012	2011
Numerator for basic loss per share:
Net loss	$(8,590)	$(7,858)
Preferred dividends	(13)	(103)
Net loss available to common shareholders	$(8,603)	$(7,961)

Denominator for basic and diluted loss per share — weighted-average shares outstanding	67,988,916	25,317,525

Net loss	$(0.13)	$(0.31)
Preferred dividends	(0.00)	(0.00)
Net loss available to common shareholders	$(0.13)	$(0.31)

The Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Dilutive securities	Three Months Ended March 31,
	2012	2011

Restricted stock grants	360,000	360,000
Convertible notes payable	164,950	11,488,871
Convertible preferred stock	46,896	11,328,318
Stock options	3,007,713	1,731,907
Warrants	28,453,760	17,114,374
Total dilutive securities	32,033,319	42,023,470

NOTE 4. SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $83,000 at March 31, 2012 were comprised of work in process of $72,000 representing direct labor costs on in-process projects and finished goods of $11,000 net of reserves for obsolete and slow-moving items of $2,000.  Inventories of $45,000 at December 31, 2011 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $16,000 net of reserves for obsolete and slow-moving items of $2,000.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

The Company has intangible assets in the form of trademarks and trade names.  The carrying amounts of the Company’s acquired intangible assets were $59,000 and $63,000 as of March 31, 2012 and December 31, 2011, respectively, which include accumulated amortization of $276,000 and $272,000 as of March 31, 2012 and December 31, 2011, respectively.   Amortization expense for the intangible assets was $4,000 for the three months ended March 31, 2012 and 2011.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC 350 “Intangibles – Goodwill and Other” for proper treatment.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2012 (9 months)	12
2013	16
2014	16
2015	15
2016	—
Thereafter	—
Total	$59

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company has determined that its only reporting unit is Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired as of December 31, 2011 and there have been no indications of impairment during the three months ended March 31, 2012 or 2011.

NOTE 5.    NOTES PAYABLE

Notes payable consist of the following:

($ in thousands)	March 31,	December 31,
	2012	2011
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $65 at March 31, 2012 and $110 at December 31, 2011. Discount on notes is $0 at March 31, 2012 and $0 at December 30, 2011. Notes were due January 2010. The Company is currently seeking a waiver of default.	65	110
Total notes payable to related parties	65	110

Total notes payable	65	110
Less current portion	(65)	(110)
Long-term notes payable	$-	$-

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

The Company did not repay the notes on January 31, 2010.  During the three months ended March 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes.  The Company is currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

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

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Preferred outstanding as of March 31, 2012 and December 31, 2011.  At March 31, 2012 and December 31, 2011, the Company had cumulative undeclared dividends of approximately $21,000 and $187,000, respectively.  There were no conversions of Series B Preferred into common stock during the three months ended March 31, 2012 or 2011.

Warrants

As of March 31, 2012, warrants to purchase 28,453,760 shares of common stock at prices ranging from $0.50 to $1.67 were outstanding. All warrants are exercisable as of March 31, 2012 and expire at various dates through October 2016. There were no warrants issued, exercised or expired/cancelled during the three months ended March 31, 2012.

Stock-Based Compensation

        As of March 31, 2012, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to Additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $141,000 and $67,000 for the three months ended March 31, 2012 and 2011, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three months ended March 31, 2012 and 2011 ranged from 135% to 144%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the three months ended March 31, 2012 and 2011 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three months ended March 31, 2012 and 2011 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of approximately 0% for corporate officers, 4% for members of the Board of Directors and 6% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board.  These shares will vest quarterly over a three-year period.  The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board.  The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $9,000 for the three months ended March 31, 2012 and $10,000 for the three months ended March 31, 2011.

 During March 2011, the Company granted 880,000 performance units to certain key employees that grant the holder the right to receive compensation based on the appreciation in the Company’s common stock in the event of transfer of control of the Company ("Performance Units").  As the vesting of the Performance Units is contingent upon the sale of the Company, the expense associated with the granting of the Performance Units was not material.  The Performance Units issued to such key employees were terminated, and exchanged for options to purchase a total of 435,000 shares of common stock during the three months ended March 31, 2012.

  A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2011	1,707,713	$1.65
Granted	1,300,000	$0.92
Expired/Cancelled	—	$—
Exercised	—	$—

Balance at March 31,2012	3,007,713	$0.83

  The weighted-average grant date fair value of options granted during the three months ended March 31, 2012 was $0.74.

NOTE 7.    DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions”. Under the provisions of ASC 815, the anti-dilution and cash settlement provisions in certain warrants (collectively the “Derivative Liabilities”) qualify as derivative instruments.

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

The Company uses a Monte-Carlo simulation methodology and the Black Scholes option-pricing model in the determination of the fair value of the Derivative Liabilities. The Monte-Carlo simulation methodology is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the Derivative Liabilities and assumptions regarding future financings. The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc. to perform the Monte-Carlo simulations.

The Black-Scholes option-pricing model is affected by the Company’s stock prices as well as assumptions regarding the expected stock price volatility of the term of the derivative liabilities in addition to interest rates and dividend yields.

As of December 31, 2011, the Company had 18,547,293 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2011 was approximately $11,824,000 which is reflected as a non-current liability in the consolidated balance sheet as of December 31, 2011.  On March 21, 2012, the Company amended 12,252,500 warrants such that these warrants no longer qualify as derivative liabilities.  The Company determined the change in fair value from date of previous measurement (December 31, 2011) to the date of amendment (March 21, 2012) for these warrants and recorded approximately $5,110,000 in expense.  Such expense is included in Company’s condensed consolidated statement of operations for the three months ended March 31, 2012 under the caption “Change in fair value of derivative liabilities”.

Additionally, as a result of the agreements to amend the warrants and the warrants no longer qualifying for derivative liability treatment, the Company reclassified $13,588,000 of derivative liabilities into a component of additional paid-in capital in the Company's consolidated financial statements for the period ended March 31, 2012.

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

	Fair Value at March 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,572	$1,572	$—	$—
Totals	$1,572	$1,572	$—	$—
Liabilities:
Derivative liabilities	$5,772	$—	$—	$5,772
Totals	$5,772	$—	$—	$5,772

	Fair Value at December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,455	$1,455	$—	$—
Totals	$1,455	$1,455	$—	$—
Liabilities:
Derivative liabilities	$11,824	$—	$—	$11,824
Totals	$11,824	$—	$—	$11,824

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

                As of March 31, 2012, the Company had 6,294,793 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at March 31, 2012 was approximately $5,772,000 which is reflected as a non-current liability in the consolidated balance sheet as of March 31, 2012. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Black Scholes or Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities.

        The Monte-Carlo simulation methodology is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future financings. The Black Scholes valuation model is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to expected dividend yield and risk free interest rates appropriate for the expected term.

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

              A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2011	$11,824
Total unrealized gains	—
Included in earnings	7,536
Settlements	(13,588)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at March 31, 2012	$5,772

        All unrealized gains or losses resulting from changes in value of any Level 3 instruments are reflected as a separate line in the condensed consolidated statement of operations in arriving at net loss.  The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.

        Certain assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments only in certain circumstances. Included in this category is goodwill written down to fair value when determined to be impaired. The valuation methods for goodwill involve assumptions based on management’s judgment using internal and external data, and which are classified in Level 3 of the valuation hierarchy.

NOTE 9.    RELATED PARTY TRANSACTIONS

        As more fully described in Note 5 to these consolidated financial statements, on November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related Party Convertible Notes”), aggregating $110,000, with certain officers and members of the Company’s Board of Directors. The Related Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.  The Company continues to seek a waiver from the holders of the Related Party Convertible Notes.

        In conjunction with the issuance of the Related Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.  All warrants were outstanding and exercisable as of March 31, 2012 and December 31, 2011.

        During the three months ended March 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related Party Convertible Notes.

        In January 2012, the Company entered into a professional services contract with an entity that a member of the Company’s Board of directors has an ownership interest in.  The contract value was $50,000 and the Company paid the professional services firm $25,000 during the three months ended March 31, 2012.

NOTE 10.    CONTINGENT LIABILITIES

      During the three months ended March 31, 2012, the Company wrote off certain accounts payable totaling approximately $230,000, which is included in “Other income, net” in the accompanying condensed consolidated statements of operations. Such accounts payable represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

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

Registration Rights

As part of the Qualified Financing discussed in Note 1 and elsewhere in this Form 10-Q, the Company entered into a registration rights agreement for the benefit of the Qualified Financing investor participants.  That agreement requires that the Company pay the participants certain liquidating damages should specific deadlines regarding the preparation and filing of a registration statement or similar document in compliance with the 1933 Act be missed.   Specifically, a registration statement must be filed no later than 60 days after the consummation of the Qualified Financing and that statement must be “effective” no later than 150 days after the consummation of the Qualified Financing.  The liquidating damages are calculated as a percentage of the aggregate amount invested by each participant.  Such payments, which are required to be made in cash, increase on a daily basis until the registration statement is filed; however, the liquidating damages in aggregate are not to exceed 10% of the total investment by each participant.  The Company filed the required registration statement on Form S-1 on February 10, 2012 and it became effective on May 10, 2012, which is within the required timeframe.

In accordance with ASC 825, “Financial Instruments”, the Company has determined that it is not probable, as defined under ASC 450, “Contingencies”, that the registration statement will either not be declared “effective” or be declared effective at a date requiring payment of any liquidating damages.  Therefore, the Company has not recorded any loss contingencies related to these registration rights.

NOTE 11.    SUBSEQUENT EVENTS

        In April and May 2012, the Company issued 623,190 shares of its common stock pursuant to the cashless exercise of 1,039,000 warrants.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Risk Factors” and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Developments

In March 2012, the Company entered into agreements with the holders of certain warrants acquired in connection with a financing consummated by the Company on December 21, 2011 (the “Qualified Financing”), which warrants are currently exercisable for 12,252,500 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants contained certain settlement provisions that required, under specific circumstances, a net cash settlement upon the occurrence of a “Fundamental Transaction” as defined in the warrants.  These provisions effectively resulted in the characterization of the warrants as derivative liabilities.  The agreements amended the warrants to revise, among other provisions, the definition of “Fundamental Transaction”. As a result of the amendments, the warrants no longer qualify as derivative liabilities. The Company determined the change in fair value from the date of previous measurement (December 31, 2011) to the date of the amendment (March 21, 2012) for these warrants and recorded approximately $5,110,000 in expense. Such expense is included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2012 under the caption “Change in fair value of derivative liabilities”.

Additionally, as a result of the agreements to amend the warrants and the warrants no longer qualifying  for derivative liability treatment, the Company reclassified approximately $13,588,000 in derivative liability into a component of additional paid-in capital in the Company's financial statements for the period ended March 31, 2012.

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

        Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2012 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011.

        This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

Product Revenue

	Three Months Ended March 31,
Net Product Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$280	$1,076	$(796)	(74)%
Percentage of total net product revenue	72%	86%
Hardware and consumables	$85	$17	$68	400%
Percentage of total net product revenue	22%	1%
Services	$23	$164	$(141)	(86)%
Percentage of total net product revenue	6%	13%
Total net product revenue	$388	$1,257	$(869)	(69)%

Software and royalty revenue decreased 74% or approximately $796,000 during the three months ended March 31, 2012 as compared to the corresponding period in 2011. This decrease is due to lower project-oriented revenue of our identity management software solutions of approximately $888,000 offset by higher revenue from our sales of boxed identity management software through our distribution channel of approximately $26,000, higher revenue from identification software royalties and license revenue of approximately $3,000 and higher revenue from Law Enforcement software solutions of approximately $63,000.

During the quarter we delivered and received payment for software licenses for Los Angeles World Airports valued at approximately $440,000, however we will not recognize revenue on the sale until all services have been completed and accepted.

Revenue from the sale of hardware and consumables increased approximately $68,000 due to higher purchases of replacement equipment by certain Law Enforcement customers during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased 86% or approximately $141,000 during the three months ended March 31, 2012 as compared to the corresponding period in 2011, due primarily to the completion of the service element in certain contracts and decreases in identity management solutions requiring significant amounts of customization, integration or installation.

We believe our first quarter product revenue was negatively impacted by the later than expected release of our newest version of the Biometric Engine which was released in late April 2012, approximately six months later than originally planned. A number of sales initiatives were dependent upon the release of this newest version. Additionally, several significant international projects which were forecast to begin in the first quarter of 2012 were delayed into the second and third quarters of 2012.

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

Maintenance Revenue

	Three Months Ended March 31,
Maintenance Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$733	$664	$69	10%

Maintenance revenue was $733,000 for the three months ended March 31, 2012 as compared to $664,000 for the corresponding period in 2011 representing a 10% or $69,000 increase.  Identity management maintenance revenue generated from identification software solutions was $238,000 for the three months ended March 31, 2012 as compared to $171,000 during the comparable period in 2011.  The increase of $67,000 is due to higher maintenance revenues generated from our biometric engine. Law enforcement maintenance revenues increased $2,000 for the three month period ended March 31, 2012 as compared to the corresponding period in 2011 due to our the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Three Months Ended March 31,
Cost of Product Revenue:	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$41	$32	$9	28%
Percentage of software and royalty product revenue	15%	3%
Hardware and consumables	$26	$16	$10	63%
Percentage of hardware and consumables product revenue	31%	94%
Services	$16	$83	$(67)	(81)%
Percentage of services product revenue	70%	51%
Total product cost of revenue	$83	$131	$(48)	(37)%
Percentage of total product revenue	21%	10%

The cost of software and royalty product revenue increased approximately $9,000 despite lower software and royalties sales of approximately $796,000 due to the three month ended March 31, 2011 containing significant amounts of software only sales which typically have an extremely low cost of product revenue as compared to the comparable period in 2012.

The increase in the cost of product revenue for our hardware and consumable sales of 63% or approximately $10,000 for the three months ended March 31, 2012 as compared to the corresponding period in 2011, reflects higher hardware and consumable revenues during the three months ended March 31, 2012, as compared to the comparable period of 2011.

The 81% or $67,000 decrease in the cost of services product revenue for the three months ended March 31, 2012 as compared to the corresponding period of 2011, reflects lower software integration services and system installation service revenue generated from project work during the three month period ended March 31, 2012.

Cost of Maintenance Revenue

	Three Months Ended March 31,
Cost of Maintenance Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$239	$238	$1	0%
Percentage of total maintenance revenue	33%	36%

Cost of maintenance revenue did not change significantly for the three months ended March 31, 2012 as compared to the corresponding period in 2011.  See the gross profit section below for a discussion regarding the decrease in cost of maintenance revenue as a percentage of maintenance revenue.

Product Gross Profit

	Three Months Ended March 31,
Product gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$239	$1,044	$(805)	(77)%
Percentage of software and royalty product revenue	85%	97%
Hardware and consumables	$59	$1	$58	5800%
Percentage of hardware and consumables product revenue	69%	6%
Services	$7	$81	$(74)	(91)%
Percentage of services product revenue	30%	49%
Total product gross profit	$305	$1,126	$(821)	(73)%
Percentage of total product revenue	79%	90%

Software and royalty gross profit decreased by 77% or approximately $805,000 for the three months ended March 31, 2012 from the corresponding period in 2011, due to lower software and royalty product revenue of approximately $796,000 combined with higher costs of software and royalty revenue of $9,000. The increase in cost of software and royalty product revenues despite lower software and royalty sales is reflective of the three month period ended March 31, 2011 containing extremely high levels of software license revenues with minimal cost of sales as compared to the corresponding period in 2012.  Costs of software products can also vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware gross profit increased by approximately $58,000 due to higher hardware and consumable revenues of approximately $68,000 combined with lower costs of hardware and consumable revenue of approximately $10,000.  The increase in hardware and consumable revenues resulted from higher purchases of replacement equipment by certain Law Enforcement customers during the three months ended March 31, 2012 as compared to the corresponding period of 2011.

Services gross profit decreased approximately $74,000 or 91% due to lower services revenue of approximately $141,000 generated through project sales for the three month period ending March 31, 2012 as compared to the corresponding period in 2011.

Maintenance Gross Profit

	Three Months Ended March 31,
Maintenance gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$494	$426	$68	16%
Percentage of total maintenance revenue	67%	64%

Gross margins related to maintenance revenue increased $68,000 or 16% due to higher maintenance revenues of approximately $69,000 offset by a $1,000 increase in maintenance cost of revenue for the three months ended March 31, 2012 as compared to the corresponding period in 2011.  The increase in gross profit percentage from 64% for the three months ended March 31, 2011 to 67% for the corresponding period of 2012 reflects a higher revenue base to absorb fixed maintenance costs.

Operating Expense

	Three Months Ended March 31,
Operating expense	2012	2011	$ Change	% Change
(dollars in thousands)

General and administrative	$944	$507	$437	86%
Percentage of total net revenue	84%	26%
Sales and marketing	$394	$371	$23	6%
Percentage of total net revenue	35%	19%
Research and development	$734	$627	$107	17%
Percentage of total net revenue	65%	33%
Depreciation and amortization	$12	$7	$5	71%
Percentage of total net revenue	1%	0%

General and Administrative Expenses

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The $437,000 increase in such expense is primarily comprised of the following major components:

•
Increase in professional services, consulting and contract services expense of $379,000, related primarily to bringing the Company’s financial reporting current with the Securities and Exchange Commission.

•	Increase in personnel related expense of approximately $19,000.

•	Increase in stock based compensation of approximately $61,000.
•	Decrease in financing expense of approximately $25,000.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, business development and product management functions.  The dollar increase of $23,000 during the three months ended March 31, 2012 as compared to the corresponding period in 2011 is comprised of the following major components:

•	Increase in personnel related expense of approximately $18,000 due to sales commissions earned.
•	Increase in sales contractor fees of approximately $15,000.

•	Decrease in rent, office related and other expense of approximately $16,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased $107,000 for the three months ended March 31, 2012 as compared to the corresponding period in 2011.  The increase is comprised of the following major components:

•	Increase in personnel expenditures of approximately $96,000.

•	Decrease in rent and office related costs of approximately $5,000.

•	Increase in stock-based compensation of approximately $16,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended March 31, 2012, depreciation and amortization expense increased $5,000 as compared to the corresponding period in 2011.  The increase in depreciation and amortization expense reflects the acquisition of computer equipment of approximately $77,000 during the three months ended March 31, 2012.  The Company’s amortization expense consisted solely of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset.

Interest Expense (Income), Net

For the three months ended March 31, 2012, we recognized interest income of $2,000 and interest expense of $6,000. For the three months ended March 31, 2011, we recognized interest income of $0 and interest expense of $628,000.  Interest expense for the three months ended March 31, 2012 contains the following components:

•	Coupon interest of approximately $2,000 related to our 7% convertible notes

•	Other interest expense of approximately $4,000

        Interest expense for the three months March 31, 2011 contains the following components:

•	Coupon interest of approximately $82,000 related to our 7% convertible notes and 9% secured notes payable

•	Note discount and beneficial conversion feature amortizations classified as interest expense of $540,000

•	Other interest expense of approximately $6,000

Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2012, we recognized non-cash expense of $7,536,000 compared to $7,273,000 for the corresponding period of 2011.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions and cash settlement provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

Other Income

For the three months ended March 31, 2012, we recognized other income of $235,000.  For the three months ended March 31, 2011, we recognized other income of $5,000.  Other income for the three months ended March 31, 2012 is comprised of approximately $230,000 from the write off of certain accounts payable due to the expiration of the legal statute of limitation on such payables and $5,000 in miscellaneous other income.  Other income for the three months ended March 31, 2011 contains approximately $5,000 from collections on previously derecognized receivables.

LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20,000,000 shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  We also issued 90,000 shares of common stock and a warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing. We also issued a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50, which expires two years from the date of grant, to a significant investor to cover certain expenses related to and in anticipation of the Qualified Financing. The net proceeds from the Qualified Financing were approximately $8,544,000, of which, $1,500,000 was then used to repay certain convertible notes payable. As of March 31, 2012, all debt other than the $65,000 in related party notes payable had been converted to common stock or repaid.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of our existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of our common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.

At March 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $5,223,000 and accounts receivable, net of $376,000.  As of March 31, 2012, we had positive working capital of $1,780,000 which included $1,445,000 of deferred revenue.  This compares to negative working capital of $3,321,000 during the corresponding period in 2011. Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of SaaS capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing and that we will have sufficient liquidity to fund its business and meet its contractual obligations over a period beyond the next 12 months.

Operating Activities

We used net cash of $1,216,000 in operating activities for the three months ended March 31, 2012 compared to net cash use of $81,000 during the same period in the prior year. During the three months ended March 31, 2012, net cash used in operating activities primarily consisted of net loss of $8,590,000 and a net decrease in working capital and other assets and liabilities of $94,000.  Those amounts were offset by $7,468,000, net of non-cash costs including a $7,536,000 unrealized loss related to the change in value of our derivative liabilities, $150,000 in stock based compensation and $12,000 in depreciation and amortization offset by $230,000 of non-cash income from the write off of certain accounts payable due to the expiration of the statute of limitations.  During the three months ended March 31, 2012, we used cash of $125,000 to fund increases in current assets and generated cash of $31,000 through increases in current liabilities and deferred revenues, excluding debt. For the three months ended March 31, 2011, we used cash of $69,000 to fund increases in current assets and used cash of $64,000 from decreases in current liabilities and deferred revenues, excluding debt.

Investing Activities

Net cash used in investing activities was $77,000 and $1,000 for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, we used cash to fund capital expenditures of computer equipment and software of approximately $77,000.  This level of equipment and software purchases resulted primarily from the replacement of older equipment and software.

Financing Activities

We used cash of $223,000 in financing activities for the three months ended March 31, 2012 compared to the generation of $659,000 for the same period in the prior year. For the three months ended March 31, 2012, we used cash of $45,000 to partially repay certain related party convertible note holders and used cash of $178,000 to pay dividends on our Series B Preferred Stock. For the three months ended March 31, 2011, we generated cash of $655,000 from the exercise of common stock purchase warrants and generated cash of $4,000 from the exercise of common stock options.

Debt

At March 31, 2012, we had approximately $65,000 in outstanding debt, exclusive of any debt discounts, and another $26,000 in related accrued interest.

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

        The Company did not repay the notes on January 31, 2010 and is currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.  During the three months ended March 31, 2012 the Company repaid $45,000 to certain holders of the Related-Party Convertible Notes.

Contractual Obligations

Total contractual obligations and commercial commitments as of March 31, 2012 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2012 (9 months)	2013		2014	2015	2016	Thereafter
7% related party promissory notes*	$65	$65	$		$—	$—	$—	$—
Operating lease obligations	576	338		238	—	—	—	—

Total	$641	$403		$238	$—	$—	$—	$—

*  Notes had a maturity date of January, 2010.  We did not repay the notes on January 31, 2010 and we are currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

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

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$3	$2
General and administrative	82	44
Sales and marketing	34	16
Research and development	31	15

Total	$150	$77

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in internal controls over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

               We are from time to time involved in various legal proceedings incidental to the conduct of our business. We do not have any ongoing legal proceedings at this time.

ITEM 1A.    RISK FACTORS

               There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 5.    OTHER INFORMATION

               None.

ITEM 6.                      EXHIBITS

(a)	EXHIBITS

23.1	Consent of Independent Valuation Firm
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2012	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 15, 2012	By /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)