Form 10-Q
period 2012-06-30
IMAGEWARE SYSTEMS INC
filed 2012-08-14
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes ☐   No ☐
The number of shares of common stock, with $0.01 par value, outstanding on August 10, 2012 was 68,717,951.

IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,648	$6,773
Accounts receivable, net of allowance for doubtful accounts of $3 at June 30, 2012 and $4 at December 31, 2011	148	348
Inventory, net	115	45
Other current assets	94	66
Total Current Assets	4,005	7,232

Property and equipment, net	109	18
Other assets	60	58
Intangible assets, net of accumulated amortization	214	63
Goodwill	3,416	3,416
Total Assets	$7,804	$10,787

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$705	$1,103
Deferred revenue	1,206	1,066
Accrued expenses	1,522	2,005
Notes payable to related parties	65	110
Total Current Liabilities	3,498	4,284

Derivative liabilities	2,641	11,824
Pension obligation	396	391
Other long-term liabilities	72	—
Total Liabilities	6,607	16,499

Shareholders’ equity (deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2012 and December 31, 2011, reespectively; liquidation preference $607 and $786 at June 30, 2012 and December 31, 2011, respectively	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 68,667,357 and 67,995,620 shares issued at June 30, 2012 and December 31, 2011, respectively, and 68,660,653 and 67,988,916 shares outstanding at June 30, 2012 and December 31, 2011, respectively	685	679
Additional paid in capital	116,380	101,720
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(80)	(65)
Accumulated deficit	(115,726)	(107,984)
Total Shareholders’ Equity (Deficit)	1,197	(5,712)

Total Liabilities and Shareholders’ Equity (Deficit)	$7,804	$10,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product	$254	$800	$641	$2,057
Maintenance	712	699	1,445	1,363
	966	1,499	2,086	3,420
Cost of revenues:
Product	52	175	135	306
Maintenance	303	209	542	447
Gross profit	611	1,115	1,409	2,667

Operating expenses:
General and administrative	886	486	1,830	993
Sales and marketing	423	361	816	733
Research and development	760	685	1,493	1,312
Depreciation and amortization	15	7	26	14
	2,084	1,539	4,165	3,052
Loss from operations	(1,473)	(424)	(2,756)	(385)

Interest expense, net	5	641	9	1,269
Change in fair value of derivative liabilities	(2,441)	(4,585)	5,095	2,688
Other income, net	(91)	(4)	(326)	(10)
Income (loss) before income taxes	1,054	3,524	(7,534)	(4,332)
Income tax expense	3	2	3	4
Net income (loss)	1,051	3,522	(7,537)	(4,336)
Preferred dividends	(13)	(99)	(25)	(202)
Net income (loss) available to common shareholders	$1,038	$3,423	$(7,562)	$(4,538)

Basic income (loss) per common share:
Net income (loss)	$0.02	$0.14	$(0.11)	$(0.17)
Preferred dividends	(0.00)	(0.01)	(0.00)	(0.01)
Basic income (loss) per share available to common shareholders	$0.02	$0.13	$(0.11)	$(0.18)
Basic weighted-average shares	68,554,014	25,791,667	68,271,465	25,555,906

Diluted income (loss) per common share:
Diluted income (loss) per share	$0.01	$0.06	$(0.11)	$(0.18)
Diluted weighted-average shares	82,465,213	60,044,418	68,271,465	25,555,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,051	$3,522	$(7,537)	$(4,336)

Foreign currency translation adjustment	20	(27)	(15)	(84)
Comprehensive income (loss)	$1,071	$3,495	$(7,552)	$(4,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(7,537)	$(4,336)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26	14
Amortization of debt discount and debt issuance costs	—	1,090
Reduction in accounts payable from expiration of statute of limitations	(316)	—
Change in fair value of derivative liabilities	5,095	2,688
Stock issued in lieu of cash	—	13
Stock based compensation	299	160
Change in assets and liabilities
Accounts receivable, net	200	(72)
Inventory, net	(70)	(9)
Other assets	(28)	(19)
Accounts payable	(82)	(13)
Deferred revenue	139	(326)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(241)
Accrued expenses	(485)	328
Pension obligation	6	41
Total adjustments	4,784	3,654
Net cash used in operating activities	(2,753)	(682)

Cash flows from investing activities
Purchase of property and equipment	(110)	(8)
Net cash used in investing activities	(110)	(8)

Cash flows from financing activities
Proceeds from exercised stock options	1	4
Proceeds from exercised stock purchase warrants	—	655
Dividends paid	(203)	—
Repayment of notes payable	(45)	—
Proceeds from issuance of notes payable	—	500
Net cash provided by (used in) financing activities	(247)	1,159
Effect of exchange rate changes on cash	(15)	(84)
Net increase (decrease) in cash and cash equivalents	(3,125)	385

Cash and cash equivalents at beginning of period	6,773	103

Cash and cash equivalents at end of period	$3,648	$488

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Warrants issued with notes payable	$—	$187
Beneficial conversion feature of convertible debt	$—	$188
Issuance of common stock pursuant to cashless warrant exercises	$690	$12
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$13,588	$—
Warrants issued for intangible asset purchase	$87	$—
Contingent royalty payment	$72	$—
Acquisition of intangible assets	$(159)	$—

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

Recent Developments

In March 2012, the Company entered into agreements with the holders of certain warrants acquired in connection with a financing consummated by the Company on December 21, 2011 (the “Qualified Financing”), which warrants are currently exercisable for 12,252,500 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants contained certain settlement provisions that required, under specific circumstances, a net cash settlement upon the occurrence of a “Fundamental Transaction” as defined in the warrants.  These provisions effectively resulted in the characterization of the warrants as derivative liabilities.  The agreements amended the warrants to revise, among other provisions, the definition of “Fundamental Transaction”. As a result of the amendments, the warrants no longer qualify as derivative liabilities. The Company determined the change in fair value from the date of previous measurement (December 31, 2011) to the date of the amendment (March 21, 2012) for these warrants and recorded approximately $5,110,000 in expense. Such expense is included in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2012 under the caption “Change in fair value of derivative liabilities”.

  Additionally, as a result of the agreements to amend the warrants and the warrants no longer qualifying for derivative liability treatment, the Company reclassified approximately $13,588,000 in derivative liability into a component of additional paid-in capital in the Company's financial statements for the period ended March 31, 2012.

During the three months ended March 31, 2012, the Company paid approximately $178,000 in accumulated dividends to the holders of its Series B Convertible Preferred Stock. During the three months ended June 30, 2012, the Company paid  $25,000 in accumulated dividends to the holders of its Series B Convertible Preferred Stock.

In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware Corporation (“Vocel”), whereby the Company purchased from Vocel assets, consisting primarily of patents, software, trademarks and other intellectual property.  The Company evaluated this transaction under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC’) No. 805, Business Combinations, and determined that this transaction constituted an asset purchase. As consideration for this asset purchase:

•
the Company issued to Vocel a warrant to purchase 150,000 shares of the Company’s common stock (“Purchaser Warrant”).  The Purchaser Warrant is exercisable at $0.88 per share and vests 100% when the Company has derived $500,000 of gross revenue from the sale or license of the purchased intellectual property (“Warrant Vesting Date”).  The Purchaser Warrant is exercisable for a period of three years from the Warrant Vesting Date; and

•	the Company agreed to pay Vocel a royalty of 7.5% of gross revenue received by the Company from any third party sale or license of the purchased intellectual property.

The Company recorded this asset purchase based on the fair value of the liabilities incurred and equity interests issued.  The Company determined the aggregate fair value of the consideration to be approximately $159,000 and has allocated this amount to the relative fair value of the assets acquired.

Liquidity

At June 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $3,648,000 and accounts receivable, net of $148,000. As of June 30, 2012, we had positive working capital of $507,000 which included $1,206,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital and capital expenditures. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.

Management currently believes that the Company's current cash and cash equivalents, together with anticipated cash proceeds generated from the exercise of warrants expiring during the next 12 months, will be sufficient to meet working capital and capital expenditure requirements for the next 12 months from the date of the filing of this Quarterly Report.  However, in the event results from operations are materially less than forecasted, the Company's current cash and cash equivalents may be insufficient to meet its working capital and capital expenditure requirements.  We may therefore be required to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances to fully execute our business plan.  The sale of equity or equity–related securities could result in additional dilution to our shareholders.  There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.

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

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012, or any other future periods.

Significant Accounting Policies

    Cash and cash equivalents.

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

Revenue Recognition.

The Company recognizes revenue from the following major revenue sources:

●	Long-term fixed-price contracts involving significant customization
●	Fixed-price contracts involving minimal customization

●	Software licensing
●	Sales of computer hardware and identification media

●	Post-contract customer support (PCS)

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

Customer Concentration

     For the three and six months ended June 30, 2012, one customer accounted for approximately 16% and 15% or $155,000 and $307,000, respectively, of total revenues and had trade receivables at June 30, 2012 of $2,000. For the three and six months ended June 30, 2011, one customer accounted for approximately 33% and 45% or $489,000 and $1,537,000, respectively, of total revenues and had trade receivables at June 30, 2011 of $0.

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

FASB ASU No. 2011-05.  In June 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”). This new accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

FASB ASU No. 2011-08.  In September 2011 the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

 FASB ASU 2011-11. In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Coinciding with the release of ASU No. 2011-11, the International Accounting Standards Board (IASB) has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to International Financial Reporting Standards 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

FASB ASU 2011-12. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 did not have a material impact on the Company’s condensed consolidated financial statements.

FASB ASU No. 2012-02.  In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This new accounting standard allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under the guidance in ASU 2012-02, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the effect of this ASU on its consolidated financial statements.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, convertible notes payable, stock options and warrants, calculated using the treasury stock and if-converted methods.  For diluted earnings per share calculation purposes, the net income available to common shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the condensed consolidated statement of operations for the respective periods.

The table below presents the computation of basic and diluted earnings (loss) per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic earnings (loss) per share:
Net income (loss)	$1,051	$3,522	$(7,537)	$(4,336)
Preferred dividends	(13)	(99)	(25)	(202)
Net income (loss) available to common shareholders	$1,038	$3,423	$(7,562)	$(4,538)

Numerator for diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$1,038	$3,423	$(7,562)	$(4,538)
Preferred dividends	13	99	—	—
Interest expense on convertible debt	1	86	—	—
Net income (loss) for diluted earnings (loss) per share	$1,052	$3,608	$(7,562)	$(4,538)

Denominator for basic earnings (loss) per share — weighted-average shares outstanding	68,554,014	25,791,667	68,271,465	25,555,906
Effect of dilutive securities	13,911,199	34,252,751	—	—
Denominator for diluted earnings (loss) per share — weighted-average shares outstanding	82,465,213	60,044,418	68,271,465	25,555,906

Basic income (loss) per share:
Net income (loss)	$0.02	$0.14	$(0.11)	$(0.17)
Preferred dividends	(0.00)	(0.01)	(0.00)	(0.01)
Net income (loss) available to common shareholders	$0.02	$0.13	$(0.11)	$(0.18)

Diluted income (loss) per share:
Net income (loss)	$0.01	$0.06	$(0.11)	$(0.18)

The Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Restricted stock	—	—	360,000	360,000
Convertible notes payable	—	—	64,719	11,618,077
Convertible preferred stock	46,028	56,574	47,885	11,412,822
Stock options	537,727	128,930	1,141,085	889,363
Warrants	954,029	417,916	13,748,783	10,476,145
Total dilutive securities	1,537,784	603,420	15,362,472	34,756,406

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $115,000 as of June 30, 2012 were comprised of work in process of $104,000 representing direct labor costs on in-process projects and finished goods of $11,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $45,000 as of December 31, 2011 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $16,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

The Company has an intangible asset in the form of trademarks and trade names.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $55,000 and $63,000 as of June 30, 2012 and December 31, 2011, respectively, which include accumulated amortization of $280,000 and $272,000 as of June 30, 2012 and December 31, 2011, respectively.  Amortization expense for the intangible assets was $4,000 and $8,000 for the three and six months ended June 30, 2012 and 2011, respectively.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other,  for proper treatment.

In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware Corporation, whereby the Company purchased certain assets, consisting primarily of certain patents and trademarks.  The Company evaluated this transaction under ASC No. 805, Business Combinations, and determined that this transaction constituted an asset purchase. The Company determined the aggregate fair value of the consideration issued to be approximately $159,000 and has allocated this amount to the relative fair value of the assets acquired resulting in $159,000 being allocated to patents. The Company will begin amortization of the acquired patents in the third quarter of 2012 on a straight-line basis over their weighted-average remaining life of approximately 13.5 years.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2012 (6 months)	$14
2013	28
2014	28
2015	27
2016	12
Thereafter	105
Totals	$214

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests were conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company has determined that its only reporting unit is Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired as of December 31, 2011 and there have been no indications of impairment during the six months ended June 30, 2012 or 2011.

NOTE 5.  NOTES PAYABLE

Notes payable consist of the following:

($ in thousands)	March 31,	December 31,
	2012	2011
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $65 at June 30, 2012 and $110 at December 31, 2011. Discount on notes is $0 at June 30, 2012 and $0 at December 31, 2011. Notes were due January 2010. The Company is currently seeking a waiver of default.	65	110
Total notes payable to related parties	65	110

Total notes payable	65	110
Less current portion	(65)	(110)
Long-term notes payable	$-	$-

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

    The Company did not repay the notes on January 31, 2010.  During the six months ended June 30, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes.  The Company is currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

NOTE 6.  EQUITY

    The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

    The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) outstanding as of June 30, 2012 and December 31, 2011.  At June 30, 2012 and December 31, 2011, the Company had cumulative undeclared dividends of approximately $8,000 and $187,000, respectively.  There were no conversions of Series B Preferred into common stock during the six months ended June 30, 2012 or 2011.

Common Stock

The following table summarizes common stock activity for the six months ended June 30, 2012:

Common Stock

Shares outstanding at December 31, 2011	67,988,916
Shares issued pursuant to options exercised for cash	5,756
Shares issued pursuant to cashless warrants exercised	665,981
Shares outstanding at June 30, 2012	68,660,653

During the six months ended June 30, 2012, the Company issued 5,756 shares of common stock pursuant to the exercise of 5,756 options for cash proceeds of approximately $1,000.  During the six months ended June 30, 2012, the Company issued 665,981 shares of common stock pursuant to the cashless exercise of 1,139,000 warrants.

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2011	28,453,760	$0.52
Granted	150,000	$0.88
Expired / Canceled	(12,000)	$0.50
Exercised	(1,139,000)	$0.50
Balance at June 30, 2012	27,452,760	$0.54

    During the six months ended June 30, 2012, there were 1,139,000 warrants exercised pursuant to cashless transactions and12,000 warrants that expired. During the six months ended June 30, 2012, the Company issued to Vocel a warrant to purchase 150,000 shares of the Company’s common stock (“Purchaser Warrant”).  The Purchaser Warrant is exercisable at $0.88 per share and vests 100% at such time as the Company has derived $500,000 of gross revenue from the sale or license of the purchased intellectual property (“Warrant Vesting Date”).  The Purchaser Warrant is exercisable for a period of three years from the Warrant Vesting Date.

    As of June 30, 2012, warrants to purchase 27,302,760 shares of common stock at prices ranging from $0.50 to $1.67 were outstanding. All warrants are exercisable as of June 30, 2012, and expire at various dates through December 2016, with the exception of the 150,000 Purchaser Warrant which becomes exercisable for a three year period only upon the attainment of specified events.

    Stock-Based Compensation

    As of June 30, 2012, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

    The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to Additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $140,000 and $280,000 for the three and six months ended June 30, 2012, respectively.  Stock-based compensation related to equity options was approximately $73,000 and $140,000 for the three and six months ended June 30, 2011, respectively.

    ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the six months ended June 30, 2012 and 2011 ranged from 135% to 144%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the six months ended June 30, 2012 and 2011 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the six months ended June 30, 2012 and 2011 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common stock in the foreseeable future.

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

    In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board of Directors.  These shares will vest quarterly over a three-year period.  The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board of Directors.  The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $9,000 and $19,000 for the three and six months ended June 30, 2012, respectively and was $10,000 and $20,000 for the three and six months ended June 30, 2011, respectively.

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

    A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2011	1,707,713	$0.76
Granted	1,330,000	$0.89
Expired/Cancelled	(21,894)	$0.97
Exercised	(5,756)	$0.30

Balance at June 30,2012	3,010,063	$0.81

    The weighted-average grant date fair value of options granted during the six months ended June 30, 2012 was $0.72.

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

    As of December 31, 2011, the Company had 18,547,293 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2011 was approximately $11,824,000 which is reflected as a non-current liability in the consolidated balance sheet as of December 31, 2011.  On March 21, 2012, the Company amended 12,252,500 warrants such that these warrants no longer qualify as derivative liabilities.  The Company determined the change in fair value from date of previous measurement (December 31, 2011) to the date of amendment (March 21, 2012) for these warrants and recorded approximately $5,110,000 in expense.  Such expense is included in Company’s condensed consolidated statement of operations for the six months ended June 30, 2012 under the caption “Change in fair value of derivative liabilities”.

    Additionally, as a result of the agreements to amend the warrants and the warrants no longer qualifying for derivative liability treatment, the Company reclassified $13,588,000 of derivative liabilities into a component of additional paid-in capital in the Company's consolidated financial statements for the period ended March 31, 2012.

    During the three months ended June 30, 2012, 1,039,000 warrants qualifying for derivative liability treatment were cashless exercised resulting in the issuance of 623,190 shares of common stock with an aggregate fair value of $690,418.

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

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●
Applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data; and

●	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC Topic 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,499	$1,499	$—	$—
Totals	$1,499	$1,499	$—	$—
Liabilities:
Derivative liabilities	$2,641	$—	$—	$2,641
Totals	$2,641	$—	$—	$2,641

	Fair Value at December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,455	$1,455	$—	$—
Totals	$1,455	$1,455	$—	$—
Liabilities:
Derivative liabilities	$11,824	$—	$—	$11,824
Totals	$11,824	$—	$—	$11,824

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

As of June 30, 2012, the Company had 5,243,793 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at June 30, 2012 was approximately $2,641,000 which is reflected as a non-current liability in the consolidated balance sheet as of June 30, 2012. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Black Scholes or Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities.

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

    A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2011	$11,824
Total unrealized gains	—
Included in earnings	5,095
Settlements	(14,278)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at June 30, 2012	$2,641

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

NOTE 9.  RELATED PARTY TRANSACTIONS

As more fully described in Note 5, on November 14, 2008 the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009. The Company continues to seek a waiver from the holders of the Related-Party Convertible Notes..

In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of common stock of the Company. The warrants have an exercise price $0.55 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. All warrants were outstanding and exercisable as of June 30, 2012 and December 31, 2011.

During the six months ended June 30, 2012, the Company repaid $45,000 in principal to certain holders of the Related Party Convertible Notes.

In January and June 2012, the Company entered into two professional service contracts with an entity that a member of the Company’s Board of Directors has an ownership interest in.  The aggregate contract value was $315,000 and the Company paid the professional services firm approximately $76,000 during the six months ended June 30, 2012.

NOTE 10.  CONTINGENT LIABILITIES

During the six months ended June 30, 2012, the Company wrote off certain accounts payable totaling approximately $316,000, which is included in “Other income, net” in the accompanying condensed consolidated statements of operations. Such accounts payable represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Senior Vice President of Administration and Chief Financial Officer. The Company may terminate the agreements with or without cause. Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination  (as defined in the employment agreements) by the Company or by the executive: (i) a lump sum cash payment equal to between twelve months and twenty-four months of base salary, based upon specific agreements; (ii) continuation of the executive’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of each executive’s outstanding restricted stock awards and stock options. In the event that the executive’s employment is terminated within the six months prior to or the thirteen months following a change of control (as defined in the employment agreements), the executive is entitled to the severance benefits described above, except that 100% of each executive’s restricted stock awards outstanding and stock options will immediately vest. Each executive’s eligibility to receive any severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

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

NOTE 11.   SUBSEQUENT EVENTS

                In July 2012, the Company issued 53,351 shares of its common stock pursuant to the cashless exercise of 134,679 warrants and issued 3,947 shares of its common stock pursuant to the exercise of 3,947 warrants for cash resulting in proceeds to the Company of approximately $2,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Developments

    In March 2012, the Company entered into agreements with the holders of certain warrants acquired in connection with a financing consummated by the Company on December 21, 2011 (the “Qualified Financing”), which warrants are currently exercisable for 12,252,500 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants contained certain settlement provisions that required, under specific circumstances, a net cash settlement upon the occurrence of a “Fundamental Transaction” as defined in the warrants.  These provisions effectively resulted in the characterization of the warrants as derivative liabilities.  The agreements amended the warrants to revise, among other provisions, the definition of “Fundamental Transaction”. As a result of the amendments, the warrants no longer qualify as derivative liabilities. The Company determined the change in fair value from the date of previous measurement (December 31, 2011) to the date of the amendment (March 21, 2012) for these warrants and recorded approximately $5,110,000 in expense. Such expense is included in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2012 under the caption “Change in fair value of derivative liabilities”.

    Additionally, as a result of the agreements to amend the warrants and the warrants no longer qualifying for derivative liability treatment, the Company reclassified approximately $13,588,000 in derivative liability into a component of additional paid-in capital in the Company's financial statements for the period ended March 31, 2012.

    During the three months ended March 31, 2012, the Company paid approximately $178,000 in accumulated dividends to the holders of its Series B Convertible Preferred Stock. During the three months ended June 30, 2012, the Company paid  $25,000 in accumulated dividends to the holders of its Series B Convertible Preferred Stock.

    In late April we released version 2.0 of our patented Biometric Engine (BE), an evolutionary leap in physical security identification at airports, seaports and other critical points-of-access for both government and private enterprises. This new version will join and enhance our suite of server-based products targeted at the secure identification markets.  BE 2.0 marks an inflection point in the execution of ImageWare’s business plan, as the release rolls out the new version to major government clients like Los Angeles World Airports (LAWA), operators of LAX, and the Veterans Administration, and offers a new entry point to the commercial sector, which is expected to benefit from enhanced identity authentication methods in the upgrade.  BE 2.0 is designed to enable the company to readily fulfill the need for biometric security in systems utilizing mobile applications and cloud computing, two markets in which the company has initiated significant marketing campaigns.

    BE 2.0 represents an evolutionary leap in multi-biometric data management as the first major upgrade of this flagship product in five years. New features and capabilities include:

•	Greater scalability;
•	Faster performance;
•	Improved distribution of biometric data;
•	Vastly improved support for larger identity populations;
•	Greater population filtering and watch list management;
•	Critical new patent-pending feature: anonymous biometric identity management;
•	Superior integration with existing identity management solutions and enterprise service bus technologies; and
•	Still the only patented agnostic, open-architecture biometric recognition software solution that works with virtually all existing security hardware, software and algorithms.

In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware Corporation (“Vocel”), whereby the Company purchased from Vocel assets, consisting primarily of patents, software, trademarks and other intellectual property.  The Company evaluated this transaction under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC’) No. 805, Business Combinations, and determined that this transaction constituted an asset purchase. As consideration for this asset purchase:

•
the Company issued to Vocel a warrant to purchase 150,000 shares of the Company’s common stock (“Purchaser Warrant”).  The Purchaser Warrant is exercisable at $0.88 per share and vests 100% when the Company has derived $500,000 of gross revenue from the sale or license of the purchased intellectual property (“Warrant Vesting Date”).  The Purchaser Warrant is exercisable for a period of three years from the Warrant Vesting Date; and

•	the Company agreed to pay Vocel a royalty of 7.5% of gross revenue received by the Company from any third party sale or license of the purchased intellectual property.

The Company recorded this asset purchase based on the fair value of the liabilities incurred and equity interests issued.  The Company determined the aggregate fair value of the consideration to be approximately $159,000 and has allocated this amount to the relative fair value of the assets acquired

Critical Accounting Policies and Estimates

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three and six months ended June 30, 2012 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011.

    Product Revenue

	Three Months Ended June 30,
Net Product Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$210	$574	$(364)	(63)%
Percentage of total net product revenue	83%	72%
Hardware and consumables	$36	$143	$(107)	(75)%
Percentage of total net product revenue	14%	18%
Services	$8	$83	$(75)	(90)%
Percentage of total net product revenue	3%	10%
Total net product revenue	$254	$800	$(546)	(68)%

Software and royalty revenue decreased 63% or approximately $364,000 during the three months ended June 30, 2012 as compared to the corresponding period in 2011. This decrease is due to lower project-oriented revenues of our identity management software into project solutions of approximately $317,000, lower sales of boxed identity management software through our distribution channel of approximately $9,000 and lower law enforcement project related revenues of $43,000.  These decreases were offset by an increase in our identification software royalties and license revenue of approximately $5,000.

Revenue from the sale of hardware and consumables decreased 75% or approximately $107,000 during the three months ended June 30, 2012 as compared to the corresponding period in 2011. The decrease resulted from lower revenues from project solutions containing hardware and consumable components.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased 90% or approximately $75,000 during the three months ended June 30, 2012 as compared to the corresponding period in 2011 due  primarily to the timing of completion of the service element in certain contracts.

We believe our second quarter product revenue was negatively impacted by the later than expected release of our newest version of the Biometric Engine which was released in late April 2012, approximately six months later than originally planned. A number of sales initiatives were dependent upon the release of this newest version. Additionally, several significant international projects, which were forecast to begin in the first and second quarter of 2012, were delayed beyond the second quarter of 2012. We currently have the new version of our Biometric Engine being evaluatied in test installations by four major integrators and two major commercial entities.  We are in ongoing discussions with several additional integrators and commercial entities that have shown an interest in the laterst version of the Biometric Engine.  We anticipate announcing partnerships and licensing arrangements with one or more of these entities in the second half of 2012.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended June 30, 2012 we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive results from these efforts in the second half of 2012 which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Three Months Ended June 30,
Maintenance Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$712	$699	$13	2%

Maintenance revenue was $712,000 for the three months ended June 30, 2012 as compared to $699,000 for the corresponding period in 2011.  Identity management maintenance revenue generated from identification software solutions were $221,000 for the three months ended June 30, 2012 as compared to $201,000 during the comparable period in 2011.  The increase of $20,000 is primarily due to the increase in our identity management software installed base.  Law enforcement maintenance revenue decreased $7,000 for the three months ended June 30, 2012 as compared to the corresponding period in 2011 due to the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

    Cost of Product Revenue

	Three Months Ended June 30,
Cost of Product Revenue:	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$24	$37	$(13)	(35)%
Percentage of software and royalty product revenue	11%	6%
Hardware and consumables	$27	$78	$(51)	(65)%
Percentage of hardware and consumables product revenue	75%	55%
Services	$1	$60	$(59)	(98)%
Percentage of services product revenue	13%	72%
Total product cost of revenue	$52	$175	$(123)	(70)%
Percentage of total product revenue	20%	22%

The cost of software and royalty product revenue decreased 35% or approximately $13,000 for the three months ended June 30, 2012 as compared to the corresponding period of 2011. The decrease in software and royalty cost of product revenue of approximately $13,000 is due to lower software product sales. The increase in the percentage of software and royalty cost of product revenue as a percentage of software and royalty product revenue from 6% for the three months ended June 30, 2011 to 11% for the three months ended June 30, 2012 is due to a lower revenue base available to absorb fixed costs.  In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The decrease in the cost of product revenue for our hardware and consumable sales of $51,000 or 65% for the three months ended June 30, 2012 as compared to the corresponding period in 2011 reflects the decrease in hardware and consumable revenue for the three months ended June 30, 2012 as compared to the corresponding period in 2011 combined with higher costs incurred on hardware and consumable procurements.

The cost of services revenue decreased approximately $59,000 during the three months ended June 30, 2012 as compared to the corresponding period in 2011.  This decrease reflects lower project-oriented work in both identity management and law enforcement projects during the three months ended June 30, 2012.

    Cost of Maintenance Revenue

	Three Months Ended June 30,
Maintenance cost of revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$303	$209	$94	45%
Percentage of total maintenance revenue	43%	30%

Cost of maintenance revenue as a percentage of maintenance revenues increased approximately $94,000 to 43% during the three months ended June 30, 2012 from 30% for the corresponding period in 2011 due primarily to higher maintenance revenues combined with higher costs incurred for maintenance requirements on certain large-scale identification projects and higher costs incurred due to the movement of certain technical support functions from our Canadian office to our San Diego office.

    Product Gross Profit

	Three Months Ended June 30,
Product gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$186	$537	$(351)	(65)%
Percentage of software and royalty product revenue	89%	94%
Hardware and consumables	$9	$65	$(56)	(86)%
Percentage of hardware and consumables product revenue	25%	45%
Services	$7	$23	$(16)	(70)%
Percentage of services product revenue	87%	28%
Total product gross profit	$202	$625	$(423)	(68)%
Percentage of total product revenue	80%	78%

Software and royalty gross profit decreased 65% or approximately $351,000 for the three months ended June 30, 2012 from the corresponding period in 2011 due primarily to lower software and royalty product revenues of approximately $364,000. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

Hardware and consumables gross profit decreased 86% or approximately $56,000 for the three month period ended June 30, 2012 as compared to the corresponding period in 2011.  This decrease was primarily due to lower hardware and consumables revenue of approximately $107,000 in the three month period ended June 30, 2012 as compared to the corresponding period in the 2011 year.

Services gross profit decreased $16,000 due to lower professional services revenue of approximately $75,000 during the  three months ended June 30, 2012 to the corresponding period in 2011.

Maintenance Gross Profit

	Three Months Ended June 30,
Maintenance gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$409	$490	$(81)	(17)%
Percentage of total maintenance revenue	57%	70%

Gross margins related to maintenance revenue decreased from 70% for the three months ended June 30, 2011 to 57% for the three months ended June 30, 2012.  That decrease is due to higher costs incurred for maintenance requirements on certain large-scale identification projects and higher costs incurred due to the movement of certain technical support functions from the our Canadian office to our San Diego office.

Operating Expense

	Three Months Ended June 30,
Operating expenses	2012	2011	$ Change	% Change
(dollars in thousands)

General & administrative	$886	$486	$400	82%
Percentage of total net revenue	92%	32%
Sales and marketing	$423	$361	$62	17%
Percentage of total net revenue	44%	24%
Research & development	$760	$685	$75	11%
Percentage of total net revenue	79%	46%
Depreciation and amortization	$15	$7	$8	114%
Percentage of total net revenue	2%	0%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The increase in general and administrative expense, in both dollars and as a percentage of total net revenues, during the three months ended June 30, 2012 as compared to the corresponding period in 2011 is reflective of the curtailment of certain cost cutting measures taken during the second half of 2010 and the first half of 2011. The dollar increase of $400,000 is primarily comprised of the following major components:

•
Increase in professional fees including consulting services of $298,000 due primarily to higher audit related fees of approximately $31,000, higher legal fees of approximately $88,000, higher patent related fees of approximately $109,000 and higher contractor fees and other miscellaneous expenses of approximately $70,000.

•	Increase in personnel related expense of approximately $25,000.
•	Increase in stock-based compensation of approximately $32,000.
•	Increase in contract services, office related expenses and other of approximately $45,000.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar increase of $62,000 during the three months ended June 30, 2012 as compared to the corresponding period in 2011 is primarily comprised of the following major components:

•	Increase in personnel related expense of approximately $13,000.
•	Increase in stock-based compensation expense of approximately $17,000.
•	Increase in professional services of approximately $24,000.
•	Increase in contract services, travel and trade show expenses and office related expenses of approximately $40,000.
•	Decrease in our Canadian and Mexico sales offices expenses of approximately $32,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $75,000 for the three months ended June 30, 2012 as compared to the corresponding period in 2011 due primarily to the following major components:

•	Increase in personnel expenditures of approximately $47,000 due to headcount increases combined with increases in contractor and contract services of $4,000.

•	Increase in rent, office related costs and travel and trade show expenses of approximately $8,000.

•	Increase in stock-based compensation of approximately $16,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended June 30, 2012, depreciation and amortization expense increased 114% or $8,000 as compared to the corresponding period in 2011. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

Interest Expense

For the three months ended June 30, 2012, we recognized interest income of $0 and interest expense of $5,000. For the three months ended June 30, 2011, we recognized interest income of $0 and interest expense of $641,000.  Interest expense for the three months ended June 30, 2011 contains the following components:

•	Coupon interest of approximately $86,000 related to our 6% secured convertible notes and 7% convertible notes.

•	Accretion of note discount and beneficial conversion feature classified as interest expense of approximately $413,000 and $137,000, respectively.

•	Other interest expense of approximately $5,000.

Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2012, we recognized non-cash income of $2,441,000 compared to $4,585,000 for the corresponding period of 2011.  This income is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

    Other Income

    For the three months ended June 30, 2012, we recognized other income of $91,000 and other expense of $0.  For the three months ended June 30, 2011, we recognized other income of $4,000 and other expense of $0.  Other income for the three months ended June 30, 2012 is comprised of approximately $86,000 from the write-off of certain accounts payable due the expiration of the legal statute of limitation on such payables combined with $5,000 in miscellaneous other income.

Comparison of the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

    Product Revenue

	Six Months Ended June 30,
Net Product Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$490	$1,650	$(1,160)	(70)%
Percentage of total net product revenue	76%	80%
Hardware and consumables	$121	$160	$(39)	(24)%
Percentage of total net product revenue	19%	8%
Services	$30	$247	$(217)	(88)%
Percentage of total net product revenue	5%	12%
Total net product revenue	$641	$2,057	$(1,416)	(69)%

Software and royalty revenue decreased 70% or $1,160,000 during the six months ended June 30, 2012 as compared to the corresponding period in 2011.  This decrease is due to lower project-oriented revenues of our identity management software into project solutions of approximately $1,205,000 offset by slightly higher sales of boxed identity management software through our distribution channel of approximately $13,000, slightly higher identification software royalties and license revenues of approximately $8,000 and higher sales of our law enforcement project related revenues of approximately $24,000.

Revenue from the sale of hardware and consumables decreased 24% or $39,000 during the six months ended June 30, 2012 as compared to the corresponding period in 2011.  The decrease reflects lower revenues from project solutions containing hardware and consumable components.

Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenues decreased approximately $217,000 during the six months ended June 30, 2012 as compared to the corresponding period in 2011 due primarily to lower service revenues being generated from software integration of our biometric engine and Personal Identity Verification (“PIV”) products into project solutions combined with a reduction in our installation of hardware products.

We believe our year-to-date product revenue was negatively impacted by the later than expected release of our newest version of the Biometric Engine which was released in late April 2012, approximately six months later than originally planned. A number of sales initiatives were dependent upon the release of this newest version. Additionally, several significant international projects which were forecast to begin in the first and second of 2012 were delayed beyond the second quarter of 2012. We currently have the new version of our Biometric Engine being evaluatied in test installations by four major integrators and two major commercial entities.  We are in ongoing discussions with several additional integrators and commercial entities that have shown an interest in the laterst version of the Biometric Engine.  We anticipate announcing partnerships and licensing arrangements with one or more of these entities in the second half of 2012.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however we cannot predict the timing of such initiatives. During the quarter ended June 30, 2012 we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive results from these efforts in the second half of 2012 which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Six Months Ended June 30,
Maintenance Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$1,445	$1,363	$82	6%

Maintenance revenue for the six months ended June 30, 2012 increased $82,000 over the corresponding period in the 2011.  Identity management maintenance revenues generated from identification software solutions were $458,000 for the six months ended June 30, 2012 as compared to $372,000 during the comparable period in 2011.  The increase of $86,000 is primarily due to the increase in the identity management installed base.  Law enforcement maintenance revenues were relatively flat year-over-year at $987,000 and $991,000 for the six months ended June 30, 2012 and 2011, respectively.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Six Months Ended June 30,
Cost of Product Revenue:	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$65	$69	$(4)	(6)%
Percentage of software and royalty product revenue	13%	4%
Hardware and consumables	$52	$94	$(42)	(45)%
Percentage of hardware and consumables product revenue	43%	59%
Services	$18	$143	$(125)	(87)%
Percentage of services product revenue	60%	58%
Total product cost of revenue	$135	$306	$(171)	(56)%
Percentage of total product revenue	21%	15%

The cost of software and royalty product revenue decreased 6% or $4,000 during the six months ended June 30, 2012 as compared to the corresponding period in 2011. The increase in software and royalty cost of product revenues as a percentage of software and royalty product revenue was primarily driven by higher content of third-party software in project solutions and higher levels of software customization during the six months ended June 30, 2012 as compared to the corresponding period of 2011. The six month period ended June 30, 2011 contained an uncharacteristically high level of software license revenue sold into project solutions not requiring either third-party or significant levels of customization.

The decrease in the cost of product revenue for our hardware and consumable sales of $42,000 for the six months ended June 30, 2012 as compared to the corresponding period in 2011 reflects the decrease in hardware and consumable revenues for the six months ended June 30, 2012 as compared to the same period in 2011 combined with lower costs incurred on hardware and consumable procurements.

Cost of service revenue decreased $125,000 or 87% during the six months ended June 30, 2012 as compared to the corresponding period in 2011.   The 87% decrease in cost of services product revenue is reasonably similar to the 88% decrease in services revenue.

    Cost of Maintenance Revenue

	Six Months Ended June 30,
Maintenance cost of revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$542	$447	$95	21%
Percentage of total maintenance revenue	38%	33%

Cost of maintenance revenue increased 21% or $95,000 during the six months ended June 30, 2012 as compared to the corresponding period in 2011 due to a combination of higher maintenance revenues of $82,000 combined with higher maintenance costs incurred on certain large-scale identification projects and higher costs incurred due to the movement of certain technical support functions from our Canadian office to our San Diego office.

    Product Gross Profit

	Six Months Ended June 30,
Product gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$425	$1,581	$(1,156)	(73)%
Percentage of software and royalty product revenue	87%	96%
Hardware and consumables	$69	$66	$3	5%
Percentage of hardware and consumables product revenue	57%	41%
Services	$12	$104	$(92)	(88)%
Percentage of services product revenue	40%	42%
Total product gross profit	$506	$1,751	$(1,245)	(71)%
Percentage of total product revenue	79%	85%

Software and royalty gross profit decreased 73% or $1,156,000 for the six months ended June 30, 2012 as compared to the corresponding period in 2011 due primarily to a 70% or $1,160,000 decrease in software and royalty revenue.

Hardware and consumables gross profit increased $3,000 during the six months ended June 30, 2012 as compared to the corresponding period in 2011 despite lower hardware and consumables revenues of $39,000 due to lower costs incurred on  hardware and consumables procurements. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

Services gross profit decreased approximately $92,000 for the six months ended June 30, 2012 as compared to the corresponding period of 2011 due lower services revenue of $217,000.  As the mix of services revenue to total product revenue as well as the ratio of costs of services revenue to services revenues did not change significantly, the services gross margin of 40% for the six months ended June 30, 2012 was not significantly lower than the margin of 42% for the same period in the prior year.

    Maintenance Gross Profit

	Six Months Ended June 30,
Maintenance gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$903	$916	$(13)	(1)%
Percentage of total maintenance revenue	62%	67%

Gross margins related to maintenance revenue decreased to 62% for the six months ended June 30, 2012 from 67% for the corresponding period in the prior year due to a combination of a $95,000 increase in maintenance costs offset by a $82,000 increase in  maintenance revenues.  The increase in maintenance cost of revenue is due primarily to a higher maintenance costs incurred on certain large-scale identification projects combined with higher costs incurred due to the movement of certain technical support functions from our Canadian office to our San Diego office.

Operating Expense

	Six Months Ended June 30,
Operating expense	2012	2011	$ Change	% Change
(dollars in thousands)

General & administrative	$1,830	$993	$837	84%
Percentage of total net revenue	88%	29%
Sales and marketing	$816	$733	$83	11%
Percentage of total net revenue	39%	21%
Research & development	$1,493	$1,312	$181	14%
Percentage of total net revenue	72%	38%
Depreciation and amortization	$26	$14	$12	86%
Percentage of total net revenue	1%	0%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The dollar increase of $837,000 is comprised of the following major components:

•
Increase in professional fees including consulting services of approximately $646,000 due primarily to increases in audit related fees of $248,000, increases in legal fees of approximately $109,000, increases in patent expenses of approximately $134,000, and increases in contractor fees and corporate expenses of approximately $155,000.

•	Increase in personnel related expense of approximately $44,000.
•	Increase in stock-based compensation expense of approximately $94,000.
•	Increase in contract services of approximately $59,000.

•	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $19,000.

•	Decrease in financing fees of approximately $25,000.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar increase of $83,000 during the six months ended June 30, 2012 as compared to the corresponding period in 2011 is primarily comprised of the following major components:

•	Increase in personnel related expense of approximately $30,000.

•	Increase in professional services of approximately $39,000.
•	Increase in travel and trade show expenses of approximately $39,000.
•	Increase in stock-based compensation of approximately $12,000.
•	Increase in rent, office related expenses, contract services and other expenses of approximately $14,000.
•	Decreases in our Canada and Mexico office expenses of approximately $51,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $181,000 for the six months ended June 30, 2012 as compared to the corresponding period in 2011 due primarily to the following major components:

•	Increase in personnel expenditures of approximately $142,000 due to headcount increases combined with decreases in contractor and contract services of $3,000.

•	Increase in travel, rent and office related costs of approximately $10,000.

•	Increase in stock-based compensation of approximately $32,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the six months ended June 30, 2012, depreciation and amortization expense increased $12,000 as compared to the corresponding period in 2011.  The increase in depreciation and amortization expense reflects additions to fixed assets during the six months ended June 30, 2012, primarily for the replacement of obsolete computer equipment. The Company’s amortization expense consisted solely of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset.

    Interest Expense (Income), Net

    For the six months ended June 30, 2012, we recognized interest income of $2,000 and interest expense of $11,000. For the six months ended June 30, 2011, we recognized interest income of $0 and interest expense of $1,269,000.  Interest expense for the six months ended June 30, 2011 contains the following components:

•	Coupon interest of approximately $168,000 related to our 6% secured convertible notes and 7% convertible notes.

•	Accretion of note discount and beneficial conversion feature classified as interest expense of approximately $821,000 and $269,000, respectively

•	Other interest expense of approximately $11,000.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2012, we recognized a non-cash expense of $5,095,000 compared to a non-cash expense of $2,688,000 for the corresponding period of 2011.  The 2012 expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions and cash settlement provisions in certain warrants to purchase shares of our common stock. The 2011 expense is related to the change in fair value of the Company’s derivative liabilities associated with the embedded conversion feature in our Series C and Series D Preferred Stock and the anti-dilution provisions and cash settlement provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

      Other Expense (Income), Net

    For the six months ended June 30, 2012, we recognized other income of $326,000 and other expense of $0.  For the six months ended June 30, 2011, we recognized other income of $10,000 and other expense of $0.  Other income for the six months ended June 30, 2012 is comprised of approximately $316,000 from the write off of certain accounts payable due the expiration of the legal statute of limitations on such accounts payable and $10,000 in miscellaneous other income. Other income for the six months ended June 30, 2011 contains approximately $10,000 in miscellaneous receipts at our German sales office.

LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20,000,000 shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  We also issued 90,000 shares of common stock and a warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing. We also issued a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50, which expires two years from the date of grant, to a significant investor to cover certain expenses related to and in anticipation of the Qualified Financing. The net proceeds from the Qualified Financing were approximately $8,544,000, of which, $1,500,000 was then used to repay certain convertible notes payable. As of June 30, 2012, all debt other than the $65,000 in related party notes payable had been converted to common stock or repaid.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of our existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of our common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.

At June 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $3,648,000 and accounts receivable, net of $148,000. As of June 30, 2012, we had positive working capital of $507,000 which included $1,206,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital and capital expenditures. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.

Management currently believes that the Company's current cash and cash equivalents, together with anticipated cash proceeds generated from the exercise of warrants expiring during the next 12 months, will be sufficient to meet working capital and capital expenditure requirements for the next 12 months from the date of the filing of this Quarterly Report.  However, in the event results from operations are materially less than forecasted, the Company's current cash and cash equivalents may be insufficient to meet its working capital and capital expenditure requirements.  We may therefore be required to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances to fully execute our business plan.  The sale of equity or equity–related securities could result in additional dilution to our shareholders.  There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.

Operating Activities

We used net cash of $2,753,000 in operating activities for the six months ended June 30, 2012 as compared to net cash used of $682,000 during the comparable period in 2011. During the six months ended June 30, 2012, net cash used in operating activities consisted of net loss of 7,537,000 and a decrease in working capital and other assets and liabilities of $320,000. Those amounts were offset by $5,104,000, net of non-cash costs including a $5,095,000 unrealized loss related to the change in value of our derivative liabilities, $299,000 in stock based compensation and $26,000 in depreciation and amortization offset by $316,000 of non-cash income primarily from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the six months ended June 30, 2012, we generated cash of $102,000 through reductions in current assets and used cash of $422,000 through decreases in current liabilities and deferred revenues, excluding debt.

     During the six months ended June 30, 2011, we used net cash of $682,000 in operating activities.  During this period, net cash used in operating activities primarily consisted of a net loss of $4,336,000 and a net increase in working capital and other assets and liabilities of $311,000. Those amounts were offset by $3,965,000 of non-cash costs including a $2,688,000 unrealized loss related to the change in value of our derivative liabilities, $1,090,000 in amortization of debt related costs, $160,000 in stock based compensation, $13,000 from stock issued in lieu of cash and $14,000 in depreciation and amortization.  The increase in working capital and other assets of $311,000 was primarily driven by a decrease of $326,000 in deferred revenue.

Investing Activities

Net cash used in investing activities was $110,000 for the six months ended June 30, 2012. Net cash used in investing activities was $8,000 for the six months ended June 30, 2011. For the six months ended June 30, 2012, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $110,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the six months ended June 30, 2011, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $8,000.

Financing Activities

We used cash of $247,000 in financing activities for the six months ended June 30, 2012 compared to the generation of $1,159,000 for the same period in 2011. The $247,000 usage of cash was driven by the repayment of notes payable of $45,000 and the payment of dividends of $203,000 on our Series B Convertible Redeemable Preferred Stock, offset by cash proceeds of $1,000 from the issuance of common stock pursuant to exercised common stock options. During the six months ended June 30, 2011, the $1,159,000 generation of cash was primarily derived from the $655,000 proceeds related to the exercise of 1,310,000 common stock warrants combined with $500,000 from the issuance of notes payable and $4,000 from the exercise of stock options.

Debt

At June 30, 2012, we had approximately $65,000 in outstanding debt, exclusive of any debt discounts, and another $27,000 in related accrued interest.

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

In 2008, we initially recorded the convertible notes net of a discount equal to the fair value allocated to the warrants of approximately $13,000.  We estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 96%.  The convertible notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $12,000.  The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security.  We have accreted the beneficial conversion feature over the life of the note.

We did not repay the Related-Party Convertible Notes on the due date. In August 2009, we received, from the Related-Party Convertible Note holders, a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes.  As consideration for the waiver and note extension, we issued, to the Related-Party Convertible Note holders, an aggregate of 150,000 warrants to purchase shares of our common stock.  The warrants have an exercise price of $0.54 per share and expire on August 25, 2014. We did not repay the notes on January 31, 2010 and are currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.   During the six months ended June 30, 2012 the Company repaid $45,000 to certain holders of the Related-Party Convertible Notes.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2012 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2012 (6 months)	2013	2014	2015	2016	Thereafter
7% related party promissory notes*	65	65	—	—	—	—	—
Operating lease obligations	1,093	255	427	287	124	—	—

Total	$1,158	$320	$427	$287	$124	$—	$—

*  Note had a maturity date of January, 2010.  We did not repay the notes on January 31, 2010 and we are currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

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

In April 2012, we entered into a lease amendment of our corporate headquarters lease whereby we leased an additional 2,560 square feet of space.  The lease term commenced in May 2012 and ends on October 31, 2014.  Aggregate base rent payable by us will be approximately $20,678, $50,012 and $42,822 during the first, second and third years of the lease, respectively.

In April 2012, we entered into a lease extension of our Portland, Oregon offices whereby we extended the lease term for a period of 36 months commencing November 1, 2012 until October 31, 2015.  Aggregate base rent payable by us will be approximately $23,457, $141,443, $145,686 and $124,425 during the first, second, third and fourth years of the lease, respectively.

In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.  Those contractual lease obligations, as well as the San Diego lease, are included in the “contractual obligations” summary table above.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$3	$2	$5	$4
General and administrative	81	49	164	70
Sales and marketing	34	17	68	55
Research and development	31	15	62	31

Total	$149	$83	$299	$160

Recently Issued Accounting Standards

Please refer to the section “Recently Issued Accounting Standards” in Note 2 of our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Each of our contracts requires payment in U.S. dollars.  We therefore do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although in the event any future contracts are denominated in a foreign currency, we may do so in the future.  As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

    (a)  Evaluation of disclosure controls and procedures.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, filed on April 4, 2012.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2012, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.   MINE SAFETY DISCLOSURES

    Not applicable.

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

Date: August 14, 2012	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: August 14, 2012	By /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)