Form 10-Q
period 2012-09-30
IMAGEWARE SYSTEMS INC
filed 2012-11-14
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes [  ]   No [X]

The number of shares of common stock, with $0.01 par value, outstanding on November 6, 2012 was 76,530,300.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,316	$6,773
Accounts receivable, net of allowance for doubtful accounts of $2 at September 30, 2012 and $4 at December 31, 2011	1,038	348
Inventory, net	180	45
Other current assets	151	66
Total Current Assets	6,685	7,232

Property and equipment, net	145	18
Other assets	45	58
Intangible assets, net of accumulated amortization	207	63
Goodwill	3,416	3,416
Total Assets	$10,498	$10,787

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$669	$1,103
Deferred revenue	1,880	1,066
Accrued expenses	1,256	2,005
Notes payable to related parties	65	110
Total Current Liabilities	3,870	4,284

Derivative liabilities	4,005	11,824
Pension obligation	406	391
Other long-term liabilities	72	—
Total Liabilities	8,353	16,499

Shareholders’ equity (deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at September 30, 2012 and December 31, 2011, respectively; liquidation preference $620 and $786 at September 30, 2012 and December 31, 2011, respectively.	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 76,386,038 and 67,995,620 shares issued at September 30, 2012 and December 31, 2011, respectively, and 76,379,334 and 67,988,916 shares outstanding at September 30, 2012 and December 31, 2011, respectively.	763	679
Additional paid-in capital	120,004	101,720
Treasury stock, at cost - 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(107)	(65)
Accumulated deficit	(118,453)	(107,984)
Total Shareholders’ Equity (Deficit)	2,145	(5,712)

Total Liabilities and Shareholders’ Equity (Deficit)	$10,498	$10,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product	$257	$310	$898	$2,367
Maintenance	681	750	2,127	2,113
	938	1,060	3,025	4,480
Cost of revenues:
Product	49	65	184	371
Maintenance	207	227	748	674
Gross profit	682	768	2,093	3,435

Operating expenses:
General and administrative	749	617	2,580	1,610
Sales and marketing	461	343	1,277	1,076
Research and development	798	683	2,291	1,995
Depreciation and amortization	17	7	44	21
	2,025	1,650	6,192	4,702
Loss from operations	(1,343)	(882)	(4,099)	(1,267)

Interest expense, net	5	686	14	1,955
Change in fair value of derivative liabilities	1,378	(6,955)	6,473	(4,268)
Other income, net	(2)	(10)	(327)	(19)
Income (loss) before income taxes	(2,724)	5,397	(10,259)	1,065
Income tax expense	2	2	6	6
Net income (loss)	(2,726)	5,395	(10,265)	1,059
Preferred dividends	(13)	(99)	(38)	(301)
Net income (loss) available to common shareholders	$(2,739)	$5,296	$(10,303)	$758

Basic income (loss) per common share:
Net income (loss)	$(0.04)	$0.20	$(0.15)	$0.04
Preferred dividends	(0.00)	(0.00)	(0.00)	(0.01)
Basic income (loss) per share available to common shareholders	$(0.04)	$0.20	$(0.15)	$0.03
Basic weighted-average shares	70,308,374	26,328,062	68,991,196	25,816,120

Diluted income (loss) per common share:
Diluted income (loss) per share	$(0.04)	$0.10	$(0.15)	$0.02
Diluted weighted-average shares	70,308,374	57,166,212	68,991,196	58,993,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(2,726)	$5,395	$(10,265)	$1,059

Foreign currency translation adjustment	(28)	65	(42)	(19)
Comprehensive income (loss)	$(2,754)	$5,460	$(10,307)	$1,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(10,265)	$1,059
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	47	21
Amortization of debt discount and debt issuance costs	15	1,676
Reduction in accounts payable from expiration of statute of limitations	(328)	—
Change in fair value of derivative liabilities	6,473	(4,268)
Stock and warrants issued in lieu of cash	25	13
Stock based compensation	454	240
Change in assets and liabilities
Accounts receivable, net	(690)	(65)
Inventory, net	(135)	(18)
Other assets	(87)	(18)
Accounts payable	(106)	(57)
Deferred revenue	814	399
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(241)
Accrued expenses	(749)	261
Pension obligation	15	30
Total adjustments	5,748	(2,027)
Net cash used in operating activities	(4,517)	(968)

Cash flows from investing activities
Purchase of property and equipment	(159)	(8)
Net cash used in investing activities	(159)	(8)

Cash flows from financing activities
Proceeds from exercised stock options	7	4
Proceeds from exercised stock purchase warrants	3,502	655
Dividends paid	(203)	—
Repayment of notes payable	(45)	—
Proceeds from issuance of notes payable	—	500
Net cash provided by financing activities	3,261	1,159
Effect of exchange rate changes on cash	(42)	(19)
Net increase (decrease) in cash and cash equivalents	(1,457)	164

Cash and cash equivalents at beginning of period	6,773	103

Cash and cash equivalents at end of period	$5,316	$267

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Warrants issued with notes payable	$—	$188
Beneficial conversion feature of convertible debt	$—	$188
Issuance of common stock pursuant to cashless warrant exercises	$704	$12
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$13,588	$—
Warrants issued for intangible asset purchase	$87	$—
Contingent royalty payment	$72	$—
Acquisition of intangible assets	$(159)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

    ImageWare Systems, Inc. (the “Company”), a Delaware corporation, is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity, including the Company’s “flagship” product, the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver’s licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, LiveScan fingerprint and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logistical access to facilities, computer networks and Internet sites.  Biometric technology is now an integral part of all markets the Company addresses and all of the Company’s products are integrated into the IWS Biometric Engine.

Recent Developments

    On August 20, 2012, the Company and Fujitsu Frontech North America Inc. (“Fujitsu”) executed an original equipment manufacturer, or OEM, licensing agreement. Subsequently, on September 6, 2012, the Company received certification to run its patented Biometric Engine® across Fujitsu’s NuVola Private Cloud Platform.  Utilization of the NuVola Cloud Platform will allow the Biometric Engine to rapidly and securely deploy biometric security information to users.

Liquidity

    At September 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $5,316,000 and accounts receivable, net of $1,038,000. As of September 30, 2012, we had positive working capital of $2,815,000, which included $1,880,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash include cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital and capital expenditures. We expect that, as our revenue grows, our sales, marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenue to achieve profitability.

    Management believes the Company's current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for the 12 months following the date of the filing of this quarterly report.  However, in the event results from operations are materially less than forecasted, the Company's current cash and cash equivalents may be insufficient to meet its working capital and capital expenditure requirements.  We may, therefore, be required to sell equity or debt securities, secure a bank line of credit or consider strategic alliances to fully execute our business plan.  The sale of equity or equity-related securities could result in additional dilution to our shareholders.  There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.

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

    Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012, or any other future periods.

Significant Accounting Policies

    Cash and cash equivalents.

    Cash and cash equivalents consist primarily of cash on deposit and money market accounts that are readily convertible into cash. The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

    Accounts Receivable.

    In the normal course of business, the Company extends credit without collateral requirements to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company records its allowance for doubtful accounts based upon an assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.  Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful.

    Fair Value of Financial Instruments.

    For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, deferred revenue and notes payable to related parties, the carrying amounts approximate fair value due to their relatively short maturities.

    Derivative Financial Instruments.

    The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

    The Company reviews the terms of common stock, preferred stock, warrants and convertible debt it issues to determine if there are embedded derivative instruments, including embedded conversion options, that must be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including a conversion option, requiring bifurcation, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

    Revenue Recognition.

    The Company recognizes revenue from the following major revenue sources:

●	Long-term, fixed-price contracts involving significant customization
●	Fixed-price contracts involving minimal customization

●	Software licensing
●	Sales of computer hardware and identification media

●	Post-contract customer support (PCS)

    The Company’s revenue recognition policies are consistent with U.S. GAAP including ASC 985-605, Software Revenue Recognition, ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, Securities and Exchange Commission Staff Accounting Bulletin 104, and ASC 605-25, Revenue Recognition, Multiple Element Arrangements. Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

    The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amounts of hardware and software customization using the percentage of completion method based on costs incurred to date, compared to total estimated costs upon completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits.  Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts”. Amounts billed to customers in excess of revenue recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts”. Revenue from contracts for which the Company cannot reliably estimate total costs, or there are not significant amounts of customization, are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenues".  Sales tax collected from customers is excluded from revenue.

Customer Concentration

    For the three and nine months ended September 30, 2012, one customer accounted for approximately 16% and 15% or $152,000 and $459,000, respectively, of total revenues and had trade receivables at September 30, 2012 of $608,000. Such amounts were subsequently collected in full. For the three and nine months ended September 30, 2011, one customer accounted for approximately 14% and 38% or $147,000 and $1,684,000, respectively, of total revenues and had trade receivables at September 30, 2011 of $0.

Recently Issued Accounting Standards

    From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies, which are adopted by us as of the specified effective date.  Unless otherwise discussed, the Company’s management believes the impact of recently issued standards not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption.

    FASB ASU No. 2011-05.  In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This new accounting standard: (i) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, (ii) requires the consecutive presentation of the statement of net income and other comprehensive income and (iii) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 must be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

    FASB ASU No. 2011-08.  In September 2011, the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new accounting standard simplifies goodwill impairment tests and states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s condensed consolidated financial statements.

    FASB ASU 2011-11. In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Coinciding with the release of ASU No. 2011-11, the International Accounting Standards Board (IASB) has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to International Financial Reporting Standards 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of this pronouncement to have a material impact on its condensed consolidated financial statements.

    FASB ASU 2011-12. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 did not have a material impact on the Company’s condensed consolidated financial statements.

    FASB ASU No. 2012-02.  In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This new accounting standard allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under the guidance in ASU 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the effect of this ASU on its condensed consolidated financial statements.

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

    The table below presents the computation of basic and diluted earnings (loss) per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic earnings (loss) per share:
Net income (loss)	$(2,726)	$5,395	$(10,265)	$1,059
Preferred dividends	(13)	(99)	(38)	(301)
Net income (loss) available to common shareholders	$(2,739)	$5,296	$(10,303)	$758

Numerator for diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$(2,739)	$5,296	$(10,303)	$758
Preferred dividends	—	99	—	301
Interest expense on convertible debt	—	93	—	261
Net income (loss) for diluted earnings (loss) per share	$(2,739)	$5,488	$(10,303)	$1,320

Denominator for basic earnings (loss) per share — weighted-average shares outstanding	70,308,374	26,328,062	68,991,196	25,816,120
Effect of dilutive securities	—	30,838,150	—	33,177,845
Denominator for diluted earnings (loss) per share — weighted-average shares outstanding	70,308,374	57,166,212	68,991,196	58,993,965

Basic income (loss) per share:
Net income (loss)	$(0.04)	$0.20	$(0.15)	$0.04
Preferred dividends	—	(0.00)	—	(0.01)
Net income (loss) available to common shareholders	$(0.04)	$0.20	$(0.15)	$0.03

Diluted income (loss) per share:
Net income (loss)	$(0.04)	$0.10	$(0.15)	$0.02

    The Company has excluded the following securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Restricted stock	280,000	—	346,642	—
Convertible notes payable	68,088	—	58,217	—
Convertible preferred stock	46,972	57,490	48,039	56,584
Stock options	1,137,780	603,930	1,145,604	135,342
Warrants	9,387,233	1,254,029	13,299,925	812,925
Total dilutive securities	10,920,073	1,915,449	14,898,427	1,004,851

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

    Inventories of $180,000 as of September 30, 2012 were comprised of work in process of $175,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $45,000 as of December 31, 2011 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $16,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

    The Company has intangible assets in the form of trademarks and trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $51,000 and $63,000 as of September 30, 2012 and December 31, 2011, respectively, which include accumulated amortization of $296,000 and $284,000 as of September 30, 2012 and December 31, 2011, respectively.  Amortization expense related to trademarks and tradenames was $4,000 for the three months ended September 30, 2012 and 2011 and $12,000 and $11,000 for the nine months ended September 30, 2012 and 2011, respectively.  All intangible assets are amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

    In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware corporation, whereby the Company purchased certain assets, consisting primarily of certain patents and trademarks.  The Company evaluated this transaction under ASC No. 805, Business Combinations, and determined that this transaction constituted an asset purchase. The Company determined the aggregate fair value of the consideration issued to be approximately $159,000 and allocated this amount to the relative fair value of the assets acquired resulting in $159,000 allocated to patents. The Company began amortization of the acquired patents in the third quarter of 2012 on a straight-line basis over their weighted-average remaining life of approximately 13.5 years. Amortization expense related to patents was $3,000 for the three and nine months ended September 30, 2012 and $0 for the three and nine months ended September 30, 2011.

    The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2012 (3 months)	$7
2013	28
2014	28
2015	27
2016	12
Thereafter	105
Totals	$207

Goodwill

    The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. These tests are conducted by determining and comparing the fair value, estimated using the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company has determined that its only reporting unit is Identity Management. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired as of December 31, 2011 and there have been no indications of impairment during the nine months ended September 30, 2012 or 2011.

NOTE 5.  NOTES PAYABLE

    Notes payable consist of the following:

($ in thousands)	September 30,	December 31,
	2012	2011
Notes payable to related parties:
7% convertible promissory notes, face value of notes $65 at September 30, 2012 and $110 at December 31, 2011. Discount on notes is $0 at September 30, 2012 and $0 at December 31, 2011. Notes were due January 2010. The Company is currently seeking a waiver of default.	65	110
Total notes payable to related parties	65	110

Total notes payable	65	110
Less current portion	(65)	(110)
Long-term notes payable	$-	$-

    7% Convertible Promissory Notes to Related Parties

    On November 14, 2008, the Company entered into a series of convertible promissory notes (the "Related-Party Convertible Notes"), in the principal aggregate amount of $110,000, with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were due February 14, 2009. The principal amount of the Related-Party Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into common stock of the Company. The number of shares into which the Related-Party Convertible Notes are convertible shall be calculated by dividing the outstanding principal and accrued but unpaid interest by $0.50 (the “Conversion Price”).

    In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company. The warrants have an exercise price of $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

    The Company, in 2008, initially recorded the convertible notes net of a discount equal to the fair value allocated to the warrants of approximately $13,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 96%. The convertible notes also contained a beneficial conversion feature, resulting in an additional debt discount of $12,000. The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company has accreted the beneficial conversion feature over the life of the Related-Party Convertible Notes.

    The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension of the Maturity Date to to January 31, 2010. As consideration for the waiver and note extension, the Company issued to the Related-Party Convertible Note holders warrants to purchase  an aggregate of 150,000 shares of the Company’s common stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014.

    The Company did not repay the notes on January 31, 2010.  During the nine months ended September 30, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes.  The Company is currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

NOTE 6.  EQUITY

    The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

    The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) outstanding as of September 30, 2012 and December 31, 2011.  At September 30, 2012 and December 31, 2011, the Company had cumulative undeclared dividends of approximately $21,000 and $187,000, respectively.  There were no conversions of Series B Preferred into common stock during the nine months ended September 30, 2012 or 2011.

Common Stock

    The following table summarizes common stock activity for the nine months ended September 30, 2012:

Common Stock

Shares outstanding at December 31, 2011	67,988,916
Shares issued pursuant to warrants and options exercised for cash	7,028,871
Shares issued pursuant to cashless warrants exercised	1,361,547
Shares outstanding at September 30, 2012	76,379,334

    During the nine months ended September 30, 2012, the Company issued 24,924 shares of common stock pursuant to the exercise of 24,924 options for cash proceeds of approximately $7,000.  During the nine months ended September 30, 2012, the Company issued 7,003,947 shares of common stock pursuant to the exercise of 7,003,947 warrants for cash proceeds of approximately $3,502,000. During the nine months ended September 30, 2012, the Company issued 1,361,547 shares of common stock pursuant to the cashless exercise of 2,460,725 warrants.

Warrants

    The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2011	28,453,760	$0.52
Granted	300,000	$0.91
Expired / Canceled	(12,000)	$0.50
Exercised	(9,464,672)	$0.50
Balance at September 30, 2012	19,277,088	$0.56

    During the nine months ended September 30, 2012, there were 2,460,725 warrants exercised pursuant to cashless transactions and 12,000 warrants expired. During the nine months ended September 30, 2012, there were 7,003,947 warrants exercised for cash resulting in cash proceeds to the Company of approximately $3,502,000. The Company issued 1,361,547 shares of its common stock pursuant to cashless warrant exercises and 7,003,947 shares of its common stock pursuant to warrants exercised for cash.

    During the nine months ended September 30, 2012, the Company issued to Vocel a warrant to purchase 150,000 shares of the Company’s common stock (“Purchaser Warrant”).  The Purchaser Warrant is exercisable at $0.88 per share and vests 100% at such time as the Company has derived $500,000 of gross revenue from the sale or license of the purchased intellectual property (“Warrant Vesting Date”).  The Purchaser Warrant is exercisable for a period of three years from the Warrant Vesting Date. The Purchaser Warrant did not vest during the nine months ended September 30, 2012.

    During the nine months ended September 30, 2012, the Company issued to certain consultants warrants to purchase 50,000 shares of the Company’s common stock. Such warrants were issued upon the attainment of certain performance conditions, are exercisable at $1.10 per share and have a three year term. The Company determined the grant date fair value of these warrants using the Black-Scholes option–pricing model to be approximately $25,000.  Such expense is recorded in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 as a component of general and administrative expense.

    During the three months ended September 30, 2012, the Company issued to certain consultants warrants to purchase 100,000 shares of the Company’s common stock. Such warrants are exercisable at $0.98 per share and have a two year term from the date of issuance. The warrants will vest 100% at such time as the Company has derived $1.5 million of gross revenue from the consultant’s efforts.

    As of September 30, 2012, warrants to purchase 19,277,088 shares of common stock at prices ranging from $0.50 to $1.67 were outstanding. All warrants are exercisable as of September 30, 2012, and expire at various dates through December 2016, with the exception of an aggregate of 250,000 warrants, which becomes exercisable only upon the attainment of specified events.

    Stock-Based Compensation

    As of September 30, 2012, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

    The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to “Additional paid-in capital”.  Stock-based compensation expense related to equity options was approximately $145,000 and $426,000 for the three and nine months ended September 30, 2012, respectively.  Stock-based compensation related to equity options was approximately $70,000 and $210,000 for the three and nine months ended September 30, 2011, respectively.

    ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2012 and 2011 ranged from 99% to 135%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the nine months ended September 30, 2012 and 2011 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2012 and 2011 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common stock in the foreseeable future.

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

    In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board of Directors.  These shares will vest quarterly over a three-year period.  The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board of Directors.  The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. The stock-based compensation expense related to these restricted stock grants was approximately $9,000 and $28,000 for the three and nine months ended September 30, 2012, respectively and was $10,000 and $30,000 for the three and nine months ended September 30, 2011, respectively.

    During March 2011, the Company granted 880,000 performance units to certain key employees that grant the holder the right to receive compensation based on the appreciation in the Company’s common stock in the event of transfer of control of the Company ("Performance Units").  As the vesting of the Performance Units is contingent upon the sale of the Company, the expense associated with the granting of the Performance Units was not material.  The Performance Units issued to such key employees were terminated and exchanged for options to purchase a total of 435,000 shares of common stock during the nine months ended September 30, 2012.

    A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2011	1,707,713	$0.76
Granted	1,437,500	$0.89
Expired/Cancelled	(68,892)	$0.83
Exercised	(24,924)	$0.29

Balance at September 30, 2012	3,051,397	$0.82

    The weighted-average grant date fair value of options granted during the nine months ended September 30, 2012 was $0.71.

NOTE 7.  DERIVATIVE LIABILITIES

    The Company accounts for its derivative instruments under the provisions of ASC 815, Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions. Under the provisions of ASC 815, the anti-dilution and cash settlement provisions in certain warrants (collectively the “Derivative Liabilities”) qualify as derivative instruments.

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

    As of December 31, 2011, the Company had 18,547,293 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2011 was approximately $11,824,000, which is reflected as a non-current liability in the consolidated balance sheet as of December 31, 2011.  On March 21, 2012, the Company amended 12,252,500 warrants such that these warrants no longer qualify as derivative liabilities.  The Company determined the change in fair value from date of previous measurement (December 31, 2011) to the date of amendment (March 21, 2012) for these warrants and recorded approximately $5,110,000 in expense.  Such expense is included in Company’s condensed consolidated statement of operations for the nine months ended September 30, 2012 under the caption “Change in fair value of derivative liabilities”.

    Additionally, as a result of the agreements to amend the warrants and the warrants no longer qualifying for derivative liability treatment, the Company reclassified $13,588,000 of derivative liabilities into a component of additional paid-in capital in the Company's condensed consolidated financial statements for the period ended March 31, 2012.

    During the three months ended September 30, 2012, 28,617 warrants qualifying for derivative liability treatment were cashless exercised resulting in the issuance of 13,590 shares of common stock with an aggregate fair value of $13,862. Also, during the three months ended September 30, 2012, 3,947 warrants qualifying for derivative liability treatment were exercised for cash proceeds of approximately $2,000 resulting in the issuance of 3,947 shares of common stock.

NOTE 8.  FAIR VALUE ACCOUNTING

    The Company accounts for fair value measurements in accordance with ASC Topic No. 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

	Fair Value at September 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,525	$1,525	$—	$—
Totals	$1,525	$1,525	$—	$—
Liabilities:
Derivative liabilities	$4,005	$—	$—	$4,005
Totals	$4,005	$—	$—	$4,005

	Fair Value at December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,455	$1,455	$—	$—
Totals	$1,455	$1,455	$—	$—
Liabilities:
Derivative liabilities	$11,824	$—	$—	$11,824
Totals	$11,824	$—	$—	$11,824

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

    As of September 30, 2012, the Company had 5,211,229 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at September 30, 2012 was approximately $4,005,000 which is reflected as a non-current liability in the consolidated balance sheet as of September 30, 2012. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Black Scholes or Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities.

    The Monte-Carlo simulation methodology is affected by the Company’s stock price, as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future financings. The Black Scholes valuation model is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to expected dividend yield and risk free interest rates appropriate for the expected term.

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

    A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2011	$11,824
Total unrealized gains	—
Included in earnings	6,473
Settlements	(14,292)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at September 30, 2012	$4,005

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

NOTE 9.  RELATED PARTY TRANSACTIONS

    As more fully described in Note 5, on November 14, 2008 the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009. The Company continues to seek a waiver from the holders of the Related-Party Convertible Notes.

    In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of common stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. All warrants were outstanding and exercisable as of September 30, 2012 and December 31, 2011.

    During the nine months ended September 30, 2012, the Company repaid $45,000 in principal to certain holders of the Related Party Convertible Notes.

    During the nine months ended September 30, 2012, the Company entered into a series of professional service contracts with an entity that a member of the Company’s Board of Directors has an ownership interest in.  The aggregate contract value was $315,000 and the Company paid the professional services firm approximately $131,000 during the nine months ended September 30, 2012.

NOTE 10.  CONTINGENT LIABILITIES

    During the nine months ended September 30, 2012, the Company wrote off certain accounts payable totaling approximately $328,000, which is included in “Other income, net” in the accompanying condensed consolidated statements of operations. Such accounts payable represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

    Employment Agreements

    The Company has employment agreements with its Chief Executive Officer and Senior Vice President of Administration and Chief Financial Officer. The Company may terminate the agreements with or without cause. Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination  (as defined in the employment agreements) by the Company or by the executive: (i) a lump sum cash payment equal to between twelve months and twenty-four months of base salary, based upon specific agreements, (ii) continuation of the executive’s fringe benefits and medical insurance for a period of three years and (iii) immediate vesting of 50% of each executive’s outstanding restricted stock awards and stock options. In the event that the executive’s employment is terminated within the six months prior to or the thirteen months following a change of control (as defined in the employment agreements), the executive is entitled to the severance benefits described above, except that 100% of each executive’s restricted stock awards outstanding and stock options will immediately vest. Each executive’s eligibility to receive any severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

    The Company also has a Change of Control and Severance Benefits Agreement with its Chief Technical Officer and Vice President of Business Development.  Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates his employment without cause prior to the closing of any change of control transaction: (i) a lump sum cash payment equal to six months of base salary and (ii) continuation of the executive’s health insurance benefits until the earlier of six months following the date of termination, the date on which he is no longer entitled to continuation coverage pursuant to COBRA or the date that he obtains comparable health insurance coverage. In the event that the executive’s employment is terminated within the twelve months following a change of control, he is entitled to the severance benefits described above, plus his stock options will immediately vest and become exercisable. The executive’s eligibility to receive severance payments or other benefits upon his termination is conditioned upon him executing a general release of liability.

    Litigation

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine.  Blue Spike filed similar suits asserting claims of patent infringement against fifty-two companies between August 9, 2012 and September 21, 2012.  The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

    Other than as specifically described above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  Other than described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

NOTE 11.  SUBSEQUENT EVENTS

    During October 2012, the Company issued 102,266 shares of common stock pursuant to the cashless exercise of 194,903 warrants.  Also during October 2012, the Company issued 48,700 shares of common stock pursuant to the exercise of 48,700 warrants resulting in cash proceeds to the Company of $24,350.

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

Overview

    ImageWare Systems, Inc. (the “Company”), a Delaware corporation, is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity, including the Company’s “flagship” product– the patented IWS Biometric Engine®. Our products are used to manage and issue secure credentials including national IDs, passports, driver’s licenses and access control credentials. Our products also provide law enforcement with integrated mug shot, LiveScan fingerprint and investigative capabilities. We also provide comprehensive authentication security software using biometrics to secure physical and logistical access to facilities, computer networks and Internet sites.  Biometric technology is now an integral part of all markets we address, and all of our products are integrated into the IWS Biometric Engine.

Recent Developments

    On August 20, 2012, the Company and Fujitsu Frontech North America Inc. (“Fujitsu”) executed an original equipment manufacturer, or OEM, licensing agreement.  Subsequently, on September 6, 2012, the Company received certification to run its patented Biometric Engine® across Fujitsu’s NuVola Private Cloud Platform.  Utilization of the NuVola Cloud Platform will allow the Biometric Engine to rapidly and securely deploy biometric security information to users.

Critical Accounting Policies and Estimates

    The discussion and analysis of our condensed consolidated financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated condensed financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application.

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

    Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three and nine months ended September 30, 2012 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

    This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011.

    Product Revenue

	Three Months Ended September 30,
Net Product Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$224	$275	$(51)	(19)%
Percentage of total net product revenue	87%	89%
Hardware and consumables	$12	$23	$(11)	(48)%
Percentage of total net product revenue	5%	7%
Services	$21	$12	$9	75%
Percentage of total net product revenue	8%	4%
Total net product revenue	$257	$310	$(53)	(17)%

    Software and royalty revenue decreased 19% or approximately $51,000 during the three months ended September 30, 2012 as compared to the corresponding period in 2011. This decrease is due to lower law enforcement project related revenues of approximately $11,000 and lower identification software royalties and license revenue of approximately $55,000. These decreases were offset by an increase in our sales of boxed identity management software through our distribution channel of approximately $8,000 and higher project-oriented revenues of our identification management software sold into project solutions of approximately $7,000.

    Revenue from the sale of hardware and consumables decreased 48% or approximately $11,000 during the three months ended September 30, 2012 as compared to the corresponding period in 2011. The decrease resulted from lower revenues from project solutions containing hardware and consumable components.

    Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased 75% or approximately $9,000 during the three months ended September 30, 2012 as compared to the corresponding period in 2011 due primarily to the timing of completion of the service element in certain contracts.

    We believe our third quarter product revenue was negatively impacted by the later than expected release of our newest version of the Biometric Engine released in late April 2012, approximately six months later than originally planned. A number of sales initiatives were dependent upon the release of this newest version. Additionally, several significant international projects, forecast to begin in the first and second quarter of 2012, were delayed into 2013. We currently have the new version of our Biometric Engine being evaluated in test installations by four major integrators and two major commercial entities.  In August 2012, we signed an OEM Software License Agreement with Fujitsu Frontech North America Inc. and received certification on the Fijitsu’s NuVola Private Cloud Platform. We are in ongoing discussions with several additional integrators and commercial entities that have shown an interest in the latest version of the Biometric Engine.  We anticipate announcing partnerships and licensing arrangements with one or more of these entities in the next few months.

    We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended September 30, 2012 we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications. Such efforts resulted in the consummation, in August 2012, of an OEM Software License Agreement with Fujitsu Frontech North America Inc. and certification on the Fijitsu’s NuVola Private Cloud Platform. We anticipate positive results from these efforts in the next few months, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Three Months Ended September 30,
Maintenance Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$681	$750	$(69)	(9)%

    Maintenance revenue was $681,000 for the three months ended September 30, 2012 as compared to $750,000 for the corresponding period in 2011.  Identity management maintenance revenue generated from identification software solutions were $220,000 for the three months ended September 30, 2012 as compared to $263,000 during the comparable period in 2011.  The decrease of $43,000 is primarily due to the expiration of certain maintenance contracts.  Law enforcement maintenance revenue decreased $26,000 for the three months ended September 30, 2012 as compared to the corresponding period in 2011 due to the expiration of certain maintenance contracts.

    We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

    Cost of Product Revenue

	Three Months Ended September 30,
Cost of Product Revenue:	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$23	$32	$(9)	(28)%
Percentage of software and royalty product revenue	10%	12%
Hardware and consumables	$10	$18	$(8)	(44)%
Percentage of hardware and consumables product revenue	83%	78%
Services	$16	$15	$1	7%
Percentage of services product revenue	76%	125%
Total product cost of revenue	$49	$65	$(16)	(25)%
Percentage of total product revenue	19%	21%

    The cost of software and royalty product revenue decreased 28% or approximately $9,000 for the three months ended September 30, 2012 as compared to the corresponding period of 2011. The decrease in software and royalty cost of product revenue of approximately $9,000 is due to lower software product sales. The decrease in the percentage of software and royalty cost of product revenue as a percentage of software and royalty product revenue from 12% for the three months ended September 30, 2011 to 10% for the three months ended September 30, 2012 is due to lower fixed costs.  In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

    The decrease in the cost of product revenue for our hardware and consumable sales of $8,000 or 44% for the three months ended September 30, 2012 as compared to the corresponding period in 2011 reflects the decrease in hardware and consumable revenue for the three months ended September 30, 2012 as compared to the corresponding period in 2011 combined with higher costs incurred on hardware and consumable procurements.

     Cost of Maintenance Revenue

	Three Months Ended September 30,
Maintenance cost of revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$207	$227	$(20)	(9)%
Percentage of total maintenance revenue	30%	30%

    Cost of maintenance revenue decreased approximately $20,000 during the three months ended September 30, 2012 from $227,000 for the corresponding period in 2011, due primarily to lower maintenance revenues on certain large-scale identification projects combined with lower costs incurred due to the movement of certain technical support functions from our Canadian office to our San Diego office.

     Product Gross Profit

	Three Months Ended September 30,
Product gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$201	$243	$(42)	(17)%
Percentage of software and royalty product revenue	90%	88%
Hardware and consumables	$2	$5	$(3)	(60)%
Percentage of hardware and consumables product revenue	17%	22%
Services	$5	$(3)	$8	267%
Percentage of services product revenue	24%	(25)%
Total product gross profit	$208	$245	$(37)	15%
Percentage of total product revenue	81%	79%

    Software and royalty gross profit decreased 17% or approximately $42,000 for the three months ended September 30, 2012 from the corresponding period in 2011 due primarily to lower software and royalty product revenues of approximately $51,000. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

    Hardware and consumables gross profit decreased 60% or approximately $3,000 for the three month period ended September 30, 2012 as compared to the corresponding period in 2011.  This decrease was primarily due to lower hardware and consumables revenue of approximately $11,000 in the three month period ended September 30, 2012 as compared to the corresponding period in the 2011 year.

    Services gross profit decreased $8,000 due to lower professional services revenue of approximately $9,000 during the three months ended September 30, 2012 to the corresponding period in 2011.

    Maintenance Gross Profit

	Three Months Ended September 30,
Maintenance gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$474	$523	$(49)	(9)%
Percentage of total maintenance revenue	70%	70%

    Gross profit related to maintenance revenue decreased $49,000 for the three months ended September 30, 2012 as compared to the corresponding period in 2011 due to lower maintenance revenues during this period of approximately $69,000 offset by lower costs of approximately $20,000.  The decrease in maintenance revenues is reflective of the expiration of certain maintenance contracts.  The decrease in maintenance cost of revenues is reflective of the movement of certain technical support functions to San Diego from Canada.

    Operating Expense

	Three Months Ended September 30,
Operating expenses	2012	2011	$ Change	% Change
(dollars in thousands)

General & administrative	$749	$617	$132	21%
Percentage of total net revenue	80%	58%
Sales and marketing	$461	$343	$118	34%
Percentage of total net revenue	49%	32%
Research & development	$798	$683	$115	17%
Percentage of total net revenue	85%	64%
Depreciation and amortization	$17	$7	$10	143%
Percentage of total net revenue	2%	1%

    General and Administrative Expense

    General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The increase in general and administrative expense, in both dollars and as a percentage of total net revenues, during the three months ended September 30, 2012 as compared to the corresponding period in 2011 is reflective of the curtailment of certain cost cutting measures commencing during the second half of 2010 and continuing through September 30, 2011. The dollar increase of $132,000 is primarily comprised of the following major components:

●	Increase in professional fees $33,000 due primarily to higher patent related expenses.

●	Increase in travel expense of approximately $30,000.

●	Increase in stock-based compensation of approximately $36,000.

●	Increase in rent and office related expenses and other of approximately $33,000.

    Sales and Marketing

    Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar increase of $118,000 during the three months ended September 30, 2012 as compared to the corresponding period in 2011 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $43,000.

●	Increase in stock-based compensation expense of approximately $19,000.

●	Increase in professional services of approximately $52,000.

●	Increase in contract services, travel and trade show expenses office related expenses and other of approximately $35,000.

●	Decrease in our Canadian and Mexico sales offices expenses of approximately $31,000.

    Research and Development

    Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $115,000 for the three months ended September 30, 2012 as compared to the corresponding period in 2011 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $70,000 due to headcount increases combined with increases in contractor and contract services of $13,000.

●	Increase in rent, office related costs and travel and trade show expenses of approximately $15,000.

●	Increase in stock-based compensation of approximately $17,000.

    Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

    Depreciation and Amortization

    During the three months ended September 30, 2012, depreciation and amortization expense increased 143% or $10,000 as compared to the corresponding period in 2011. The relatively small amount of depreciation and amortization is a reflection of our relatively small property and equipment carrying value.

    Interest Expense

    For the three months ended September 30, 2012, we recognized interest income of $1,000 and interest expense of $6,000. For the three months ended September 30, 2011, we recognized interest income of $0 and interest expense of $686,000.  Interest expense for the three months ended September 30, 2011 contains the following components:

●	Coupon interest of approximately $93,000 related to our 6% secured convertible notes and 7% convertible notes.

●	Accretion of note discount and beneficial conversion feature classified as interest expense of approximately $431,000 and $155,000, respectively.

●	Other interest expense of approximately $7,000.

    Change in Fair Value of Derivative Liabilities

    For the three months ended September 30, 2012, we recognized non-cash expense of $1,378,000 compared to non-cash income of $6,955,000 for the corresponding period of 2011.  This non-cash income or expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

    Other Income, Net

    For the three months ended September 30, 2012, we recognized other income of $17,000 and other expense of $15,000.  For the three months ended September 30, 2011, we recognized other income of $10,000 and other expense of $0.  Other income for the three months ended September 30, 2012 is comprised of approximately $12,000 from the write-off of certain accounts payable due and the expiration of the legal statute of limitation on such payables combined with $5,000 in miscellaneous other income. Other expense for the three months ended September 30, 2012 related to the write-off of certain deferred financing fees.

    Comparison of the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.

    Product Revenue

	Nine Months Ended September 30,
Net Product Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$715	$1,925	$(1,210)	(63)%
Percentage of total net product revenue	80%	81%
Hardware and consumables	$132	$183	$(51)	(28)%
Percentage of total net product revenue	15%	8%
Services	$51	$259	$(208)	(80)%
Percentage of total net product revenue	5%	11%
Total net product revenue	$898	$2,367	$(1,469)	(62)%

    Software and royalty revenue decreased 63% or $1,210,000 during the nine months ended September 30, 2012 as compared to the corresponding period in 2011.  This decrease is due to lower project-oriented revenues of our identity management software into project solutions of approximately $1,197,000 and lower identification software royalties and license revenues of approximately $51,000, offset by slightly higher sales of boxed identity management software through our distribution channel of approximately $24,000 and slightly higher sales of our law enforcement project related revenues of approximately $14,000.

    Revenue from the sale of hardware and consumables decreased 28% or $51,000 during the nine months ended September 30, 2012 as compared to the corresponding period in 2011.  The decrease reflects lower revenues from project solutions containing hardware and consumable components.

    Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenues decreased approximately $208,000 during the nine months ended September 30, 2012 as compared to the corresponding period in 2011 due primarily to lower service revenues being generated from software integration of our biometric engine and Personal Identity Verification (“PIV”) products into project solutions combined with a reduction in our installation of hardware products.

    We believe our year-to-date product revenue was negatively impacted by the later than expected release of our newest version of the Biometric Engine released in late April 2012, approximately six months later than originally planned. A number of sales initiatives were dependent upon the release of this newest version. Additionally, several significant international projects forecasted to begin in the first and second quarters of 2012 were delayed into 2013. We currently have the new version of our Biometric Engine being evaluated in test installations by four major integrators and two major commercial entities.  In August 2012, we signed an OEM Software License Agreement with Fujitsu Frontech North America Inc. and received certification on the Fijitsu’s NuVola Private Cloud Platform. We are in ongoing discussions with several additional integrators and commercial entities that have shown an interest in the latest version of the Biometric Engine.  We anticipate announcing partnerships and licensing arrangements with one or more of these entities in the next few months.

    We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however we cannot predict the timing of such initiatives. During the quarter ended September 30, 2012 we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  Such efforts resulted in the consummation, in August 2012, of an OEM Software License Agreement with Fujitsu Frontech North America Inc. and certification on the Fijitsu’s NuVola Private Cloud Platform. We anticipate that we will see positive results from these efforts in the next few months which should help smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Nine Months Ended September 30,
Maintenance Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$2,127	$2,113	$14	1%

    Maintenance revenue for the nine months ended September 30, 2012 increased $14,000 over the corresponding period in the 2011.  Identity management maintenance revenues generated from identification software solutions were $679,000 for the nine months ended September 30, 2012 as compared to $635,000 during the comparable period in 2011.  The increase of $44,000 is primarily due to the increase in the identity management installed base.  Law enforcement maintenance revenues decreased approximately $30,000 during the nine months ended September 30, 2012 as compared to the corresponding period in 2011 due to the expiration of certain maintenance contracts.

    We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

    Cost of Product Revenue

	Nine Months Ended September 30,
Cost of Product Revenue:	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$88	$101	$(13)	(13)%
Percentage of software and royalty product revenue	12%	5%
Hardware and consumables	$62	$112	$(50)	(45)%
Percentage of hardware and consumables product revenue	47%	61%
Services	$34	$158	$(124)	(78)%
Percentage of services product revenue	67%	61%
Total product cost of revenue	$184	$371	$(187)	(50)%
Percentage of total product revenue	20%	16%

    The cost of software and royalty product revenue decreased 13% or $13,000 during the nine months ended September 30, 2012 as compared to the corresponding period in 2011. The increase in software and royalty cost of product revenues as a percentage of software and royalty product revenue was primarily driven by higher content of third-party software in project solutions and higher levels of software customization during the nine months ended September 30, 2012 as compared to the corresponding period of 2011.

    The decrease in the cost of product revenue for our hardware and consumable sales of $50,000 for the nine months ended September 30, 2012 as compared to the corresponding period in 2011 reflects the decrease in hardware and consumable revenues for the nine months ended September 30, 2012 as compared to the same period in 2011 combined with lower costs incurred on hardware and consumable procurements.

    Cost of service revenue decreased 124,000 or 78% during the nine months ended September 30, 2012 as compared to the corresponding period in 2011.   The 78% decrease in cost of services product revenue is reasonably similar to the 80% decrease in services revenue.

    Cost of Maintenance Revenue

	Nine Months Ended September 30,
Maintenance cost of revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$748	$674	$74	11%
Percentage of total maintenance revenue	35%	32%

    Cost of maintenance revenue increased 11% or $74,000 during the nine months ended September 30, 2012 as compared to the corresponding period in 2011 due to a combination of higher maintenance revenues of $14,000 combined with higher maintenance costs incurred on certain large-scale identification projects and higher costs incurred during the first half of 2012 due to the movement of certain technical support functions from our Canadian office to our San Diego office.

    Product Gross Profit

	Nine Months Ended September 30,
Product gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$627	$1,824	$(1,197)	(66)%
Percentage of software and royalty product revenue	88%	95%
Hardware and consumables	$70	$71	$(1)	(1)%
Percentage of hardware and consumables product revenue	53%	39%
Services	$17	$101	$(84)	(83)%
Percentage of services product revenue	33%	39%
Total product gross profit	$714	$1,996	$(1,282)	(64)%
Percentage of total product revenue	80%	84%

    Software and royalty gross profit decreased 66% or $1,197,000 for the nine months ended September 30, 2012 as compared to the corresponding period in 2011 due primarily to a 63% or $1,210,000 decrease in software and royalty revenue.

    Hardware and consumables gross profit decreased $1,000 during the nine months ended September 30, 2012 as compared to the corresponding period in 2011. This decrease reflects lower hardware and consumables revenues of $51,000 and lower cost of hardware and consumables revenues of $50,000 due to lower costs incurred on  hardware and consumables procurements in the 2012 period. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

    Services gross profit decreased approximately $84,000 for the nine months ended September 30, 2012 as compared to the corresponding period of 2011 due to lower services revenue of $208,000.

    Maintenance Gross Profit

	Nine Months Ended September 30,
Maintenance gross profit	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,379	$1,439	$(60)	(4)%
Percentage of total maintenance revenue	65%	68%

    Gross margins related to maintenance revenue decreased to 65% for the nine months ended September 30, 2012 from 68% for the corresponding period in the prior year due to a combination of a $74,000 increase in maintenance costs offset by a $14,000 increase in maintenance revenues.  The increase in maintenance cost of revenue is due primarily to a higher maintenance costs incurred on certain large-scale identification projects combined with higher costs incurred in the first half of 2012 due to the movement of certain technical support functions from our Canadian office to our San Diego office.

    Operating Expense

	Nine Months Ended September 30,
Operating expense	2012	2011	$ Change	% Change
(dollars in thousands)

General & administrative	$2,580	$1,610	$970	60%
Percentage of total net revenue	85%	36%
Sales and marketing	$1,277	$1,076	$201	19%
Percentage of total net revenue	42%	24%
Research & development	$2,291	$1,995	$296	15%
Percentage of total net revenue	76%	45%
Depreciation and amortization	$44	$21	$23	110%
Percentage of total net revenue	1%	0%

    General and Administrative Expense

    General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expenses.  The dollar increase of $970,000 is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $747,000 due primarily to increases in audit related fees of $176,000, increases in legal fees of approximately $136,000, increases in patent expenses of approximately $163,000, increases in investor relations and contract services of approximately $76,000 and increases in contractor fees and corporate expenses of approximately $196,0000.

●	Increase in personnel related expense of approximately $38,000.

●	Increase in stock-based compensation expense of approximately $130,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $80,000.

●	Decrease in financing fees of approximately $25,000.

    Sales and Marketing

    Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar increase of $201,000 during the nine months ended September 30, 2012 as compared to the corresponding period in 2011 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $73,000.

●	Increase in professional services of approximately $90,000.

●	Increase in travel and trade show expenses of approximately $58,000.

●	Increase in stock-based compensation of approximately $31,000.

●	Increase in rent, office related expenses, contract services and other expenses of approximately $25,000.

●	Decreases in our Canada and Mexico office expenses of approximately $76,000.

    Research and Development

    Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $296,000 for the nine months ended September 30, 2012 as compared to the corresponding period in 2011 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $214,000 due to headcount increases combined with increases in contractor and contract services of approximately $10,000.

●	Increase in travel, rent and office related costs of approximately $23,000.

●	Increase in stock-based compensation of approximately $49,000.

    Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

    Depreciation and Amortization

    During the nine months ended September 30, 2012, depreciation and amortization expense increased $23,000 as compared to the corresponding period in 2011.  The increase in depreciation and amortization expense reflects additions to fixed assets during the nine months ended September 30, 2012, primarily for the replacement of obsolete computer equipment. The Company’s amortization expense consists of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset of approximately $12,000 and approximately $3,000 related to the amortization of acquired patents.

    Interest Expense (Income), Net

    For the nine months ended September 30, 2012, we recognized interest income of $3,000 and interest expense of $17,000. For the nine months ended September 30, 2011, we recognized interest income of $0 and interest expense of $1,955,000.  Interest expense for the nine months ended September 30, 2012 contains the following components:

●	Coupon interest of approximately $4,000 related to our 7% convertible notes.

●	Other interest expense of approximately $13,000.

    Interest expense for the nine months ended September 30, 2011 contains the following components:

●	Coupon interest of approximately $261,000 related to our 6% secured convertible notes and 7% convertible notes.

●	Accretion of note discount and beneficial conversion feature classified as interest expense of approximately $1,252,000 and $424,000, respectively

●	Other interest expense of approximately $18,000.

    Change in Fair Value of Derivative Liabilities

    For the nine months ended September 30, 2012, we recognized a non-cash expense of $6,473,000 compared to a non-cash income of $4,268,000 for the corresponding period of 2011.  The 2012 expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions and cash settlement provisions in certain warrants to purchase shares of our common stock. The 2011 expense is related to the change in fair value of the Company’s Derivative Liabilities associated with the embedded conversion feature in our Series C and Series D Preferred Stock and the anti-dilution provisions in certain warrants to purchase shares of our common stock. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

    Other Income, Net

    For the nine months ended September 30, 2012, we recognized other income of $342,000 and other expense of $15,000.  For the nine months ended September 30, 2011, we recognized other income of $19,000 and other expense of $0.  Other income for the nine months ended September 30, 2012 is comprised of approximately $328,000 from the write off of certain accounts payable due the expiration of the legal statute of limitations on such accounts payable and $14,000 in miscellaneous other income. Other expense for the nine month ended September 30, 2012 is comprised of approximately $15,000 from the write off of certain deferred financing fees. Other income for the nine months ended September 30, 2011 contains approximately $16,000 in miscellaneous receipts at our German sales office and $3,000 from the negotiated settlement of certain trade accounts payable at amounts less than their carrying value.

LIQUIDITY AND CAPITAL RESOURCES

    On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20,000,000 shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  We also issued 90,000 shares of common stock and a warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing. We also issued a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50, which expires two years from the date of grant, to a significant investor to cover certain expenses related to and in anticipation of the Qualified Financing. The net proceeds from the Qualified Financing were approximately $8,544,000, of which, $1,500,000 was then used to repay certain convertible notes payable. As of September 30, 2012, all debt other than the $65,000 in related party notes payable had been converted to common stock or repaid.  Additionally, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain existing warrants were amended, resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes issued by the Company ("Exchanged Notes") and accrued but unpaid interest on the Exchanged Notes and an additional $2.25 million in promissory notes, into 9,774,559 shares of our common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.

    During the three months ended September 30, 2012, the Company issued 7,003,947 shares of common stock pursuant to the exercise of 7,003,947 warrants for cash proceeds of approximately $3,502,000.

    At September 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $5,316,000 and accounts receivable, net of $1,038,000. As of September 30, 2012, we had positive working capital of $2,815,000 which included $1,880,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital and capital expenditures. We expect that, as our revenues grow, our sales, marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.

    Management currently believes that the Company's current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for the next 12 months from the date of the filing of this Quarterly Report.  However, in the event results from operations are materially less than forecasted, the Company's current cash and cash equivalents may be insufficient to meet its working capital and capital expenditure requirements.  We may therefore be required to sell equity or debt securities, secure a bank line of credit, or consider strategic alliances to fully execute our business plan.  The sale of equity or equity–related securities could result in additional dilution to our shareholders.  There can be no assurance that additional financing, in any form, will be available at all or, if available, will be on terms acceptable to us.

    Operating Activities

    We used net cash of $4,517,000 in operating activities for the nine months ended September 30, 2012 as compared to net cash used of $968,000 during the comparable period in 2011. During the nine months ended September 30, 2012, net cash used in operating activities consisted of net loss of $10,265,000 and an increase in working capital and other assets and liabilities of $938,000. Those amounts were offset by $6,686,000, net of non-cash costs including a $6,473,000 unrealized loss related to the change in value of our derivative liabilities, $479,000 in stock based compensation and $47,000 in depreciation and amortization, $15,000 in deferred financing fee expense offset by $328,000 of non-cash income from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the nine months ended September 30, 2012, we used cash of $912,000 from increases in current assets and used cash of $26,000 through decreases in current liabilities and deferred revenues, excluding debt.

    During the nine months ended September 30, 2011, we used net cash of $968,000 in operating activities.  During this period, net cash used in operating activities primarily consisted of a net income of $1,059,000 and a net decrease in working capital and other assets and liabilities of $291,000. Those amounts were offset by $2,318,000 of non-cash costs including a $4,268,000 unrealized gain related to the change in value of our derivative liabilities, $1,676,000 in amortization of debt related costs, and $240,000 in stock based compensation.  The decrease in working capital and other assets of $291,000 was primarily driven by an increase of $399,000 in deferred revenue, a $261,000 increase in accrued expenses and a $241,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

    Investing Activities

    Net cash used in investing activities was $159,000 for the nine months ended September 30, 2012. There was relatively no cash used in investing activities for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $159,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the nine months ended September 30, 2011, we used relatively no cash to fund capital expenditures of computer equipment, software and furniture and fixtures.

    Financing Activities

    We generated cash of $3,261,000 from financing activities for the nine months ended September 30, 2012 as compared to the generation of $1,159,000 for the same period in 2011. We generated cash of $3,502,000 from the exercise of 7,003,947 common stock warrants and $7,000 from the exercise of 24,924 common stock options. We used cash of $203,000 for the payment of dividends on our Series B Convertible Redeemable Preferred Stock and $45,000 for the repayment of notes payable.  During the nine months ended September 30, 2011, we generated cash of $655,000 from the exercise of 1,310,000 common stock warrants, generated $500,000 from the issuance of secured notes payable and generated $4,000 from the exercise of common stock options.

    Debt

    At September 30, 2012, we had approximately $65,000 in outstanding debt, exclusive of any debt discounts, and another $28,000 in related accrued interest.

    7% Convertible Promissory Notes to Related Parties

    On November 14, 2008, we entered into a series of convertible promissory notes (the "Related-Party Convertible Notes"), aggregating $110,000, with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were due February 14, 2009. The principal amount of the Related-Party Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into common stock of the Company. The number of shares into which the Related-Party Convertible Notes are convertible shall be calculated by dividing the outstanding principal and accrued but unpaid interest by $0.50 (the “Conversion Price”).

    In conjunction with the issuance of the Related-Party Convertible Notes, we issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company. The warrants have an exercise price of $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.

    In 2008, we initially recorded the Related-Party Convertible Notes net of a discount equal to the fair value allocated to the warrants of approximately $13,000. We estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 96%. The Related-Party Convertible Notes also contained a beneficial conversion feature, which resulted in an additional debt discount of $12,000. The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. We have accreted the beneficial conversion feature over the life of the Related-Party Convertible Notes.

    We did not repay the Related-Party Convertible Notes on the due date. In August 2009, we received from the Related-Party Convertible Note holders a waiver of default and extension of the Maturity Date to January 31, 2010. As consideration for the waiver and note extension, we issued to the Related-Party Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014.

    We did not repay the notes on January 31, 2010.  During the nine months ended September 30, 2012, we repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes.  We are currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

    Contractual Obligations

    Total contractual obligations and commercial commitments as of September 30, 2012 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2012 (3 months)	2013	2014	2015	2016	Thereafter
7% related party promissory notes*	65	65	—	—	—	—	—
Operating lease obligations	977	132	434	287	124	—	—

Total	$1,042	$197	$434	$287	$124	$—	$—

*  Notes had a maturity date of January, 2010.  We did not repay the notes on January 31, 2010 and we are currently seeking an additional waiver of default from the holders of the Related-Party Convertible Notes.

    Real Property Leases

    In December 2010, we entered into a new lease agreement and relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California. The lease term commenced in December 2010 and ends on December 31, 2013. In April 2012, we extended the term of this lease to October 31, 2014. We are obligated under the lease to pay base rent and certain operating costs and taxes for the building. Future minimum rent payments will be approximately $28,000 in 2012, $105,000 in 2013 and $98,000 in 2014.. Our rent was abated at a rate of 50% for the first 12 months of the lease. Under the lease, we were required to provide a security deposit in the amount of approximately $9,500.

    In April 2012, we entered into an amendment of our corporate headquarters lease whereby we leased an additional 2,560 square feet of space.  The lease term commenced in May 2012 and ends on October 31, 2014.  Future minimum rent payments will be approximately $10,000 in 2012, $50,000 in 2013 and $43,000 in 2014.

    In April 2012, we entered into a lease extension of our Portland, Oregon offices whereby we extended the lease term for a period of 36 months commencing November 1, 2012 until October 31, 2015.  Future minimum rent payments will be approximately $35,000 in 2012, $141,000 in 2013, $146,000 in 2014 and $124,000 in 2015.

    In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.  Those contractual lease obligations, as well as the San Diego lease, are included in the “contractual obligations” summary table above.

    Stock-based Compensation

    Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$3	$1	$8	$4
General and administrative	84	38	248	141
Sales and marketing	35	16	103	50
Research and development	33	15	95	45

Total	$155	$70	$454	$240

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

ITEM 4.  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of Septemebr 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

    Changes in Internal Controls Over Financial Reporting

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine.  Blue Spike filed similar suits asserting claims of patent infringement against fifty-two companies between August 9, 2012 and September 21, 2012.  The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

    Other than as specifically described above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  Other than described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.  RISK FACTORS

    Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, filed on April 4, 2012.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2012, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: November 14, 2012	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 14, 2012	By /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)