Form 10-K
period 2012-12-31
IMAGEWARE SYSTEMS INC
filed 2013-04-01
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 001-15757

IMAGEWARE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	33-0224167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10815 Rancho Bernardo Road, Suite 310, San Diego, CA (Address of principal executive offices)
(858) 673-8600 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [   ]  No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Pink Sheets was $35,575,000. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of March 31, 2013, there were 77,640,746 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2012

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

As used in this Annual Report, “we,” “us,” “our,” “ImageWare,” “ImageWare Systems,” “Company” or “our Company” refers to ImageWare Systems, Inc. and all of its subsidiaries.

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

Recent Developments

New Software as a Service Business Model

With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, we believe that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  We therefore intend to leverage the strength of our existing government clients who have deployed the Company’s products for large populations, as well as our foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of our marketing plan, we will offer new versions of our product suite on a Software as a Service (“SaaS”) model during 2012 and 2013.  This new business model, which is intended to supplement our existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices. We announced the first of these products, IWS CloudID, our next-generation cloud-ready suite of identity solutions, in September of 2012.

Fujitsu Relationship

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

           On March 26, 2013 the Company and Fujitsu announced a partnership to roll out a new biometric identity management solution and delivery model. The Cloud-based offering is built on Fujitsu’s Global Cloud Platform (GCP) and features ImageWare’s CloudIDTM product suite, anchored by  their patented multi-modal Biometric  Engine®.  The products will be licensed on a service or transactional basis.  With a target launch date of April, 2013, the strategic partnership also breaks new ground in that Fujitsu and ImageWare will share revenue from the arrangement. The initial market territory will be the North American market however, both have agreed to collaborate on a broader global model as soon as practicable during 2013.

Additional Intellectual Property

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

           In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware Corporation (“Vocel”), whereby the Company purchased from Vocel software, trademarks and four U.S. patents relating to wireless technology. These patents, combined with the Company’s existing foundational patents in the areas of biometric identification, verification, enrollment and fusion, provide a unique and protected foundation on which to build interactive mobile applications that are secured using biometrics. Securing these patents is expected to strengthen and accelerate the Company’s entry into the mobile marketplace by providing a method for exchanging content-rich interactive messages via wireless devices.

Credit Facility

In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2,500,000. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2,500,000. In the event of such financing, the outstanding balance due under the terms of the credit facility shall be due and payable upon demand.

As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.

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

Identification systems have historically been sold based upon the cost-savings digital systems offer over traditional non-digital systems. We believe that the ability to easily capture images and data in a digital database and to enable immediate and widespread access to that database for remote identification/verification will be a functionality that both public and private sector customers will require in the future and that such functionality will be one of the primary drivers for future growth within this market. We are able to provide field-proven identification products with high quality reference accounts across the board in terms of size and complexity of systems and user requirements. When combined with our proven biometric, cloud and interactive mobile messaging capabilities, we believe we can provide a leading product offering into the biometrically enabled secure identity management market.

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

Our IWS Biometric Engine is scalable, and biometric images and templates can be enrolled either live or offline.   Because it stores the enrolled images, a new algorithm can be quickly converted to support new or alternate algorithms and capture devices. The IWS Biometric Engine is built to be hardware “agnostic,” and currently supports over 100 hardware capture devices and over 70 biometric algorithms.

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

The IWS Biometric IQA&E improves the accuracy and effectiveness of biometric template enrollments. The software may be used stand-alone or in conjunction with the IWS Biometric Engine. IWS Biometric IQA&E provides automated image quality assessment with respect to relevant image quality standards from organizations such as International Civil Aviation Organization (ICAO), National Institute of Standards and Technology (NIST), International Organization for Standards (ISO) and American Association of Motor Vehicle Association (AAMVA). IWS Biometric IQA&E also enables organizations to conduct multi-dimensional facial recognition, which further enhances accuracy for numerous applications including driver licenses, passports and watch lists.

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

Maintenance and Customer Support

We offer software and hardware support to our customers. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support. Customer support services typically provide us with annual revenue of approximately 15% of the initial sales price of the hardware and software purchased by our customers.  For the years ended December 31, 2012 and 2011, maintenance revenues accounted for approximately 71% and 53% of our total revenues, respectively.

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

Customers

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. For the year ended December 31, 2012 one customer accounted for approximately 16% or $611,000 of total revenues and had $0 trade receivables as of the end of the year.  For the year ended December 31, 2011 one customer accounted for approximately 34% or $1,836,000 of total revenues and had $0 trade receivables as of the end of the year.

Our Strategy

Our strategy is to provide patented open-architected identity management solutions including multi-biometric, secure credential and law enforcement technologies that are stand alone, integrated and/or bundled with key partners including channel relationships and large systems integrators such as, United Technology Security, SAIC, GCR, Unisys, Lockheed Martin, IBM and Fujitsu, among others. Key elements of our strategy for growth include the following:

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

New Software as a Service Business Model

With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of its marketing plan, the Company will offer new versions of its product suite on a Software as a Service (“SaaS”) model during 2013.  This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices.

           Mobile Applications

           The Company strengthened its patent portfolio in June 2012 with the purchase of four U.S. patents relating to wireless technology from Vocel. These patents, combined with the Company’s existing foundational patents in the areas of biometric identification, verification, enrollment and fusion, provide a unique and protected foundation on which to build interactive mobile applications that are secured using biometrics.

           The combination of our biometric identification technologies and wireless technologies has led to the development of the IWS Interactive Messaging System, which is a push application platform secured by biometrics that transforms mobile devices into a complete mobile ID, enabling companies to create applications that allow a range of unprecedented activities – from secure sharing of sensitive information to biometrically securing  a mobile wallet. Identity authentication, using multi-modal biometrics gives users the confidence that their personal information is secure while the push marketing capabilities of the technology allow companies unparalleled interactivity that can be personalized to the needs and interests of their customers.

Sales and Marketing

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2012 and 2011, we had sales and account representatives based domestically in the District of Columbia, California and internationally in Canada and Mexico. Geographically, our sales and marketing force consisted of nine persons in the United States, and one person in Mexico.

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

Our law enforcement product line faces competition from other companies such as DataWorks Plus and 3M.  Internationally, there are often a number of local companies offering solutions in most countries.

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

Biometric Market

The market to provide biometric systems to the identity management market is evolving and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

●	our ability to provide a system which enables the enrollment, management and authentication of multiple biometrics managing population databases of unlimited sizes;

●	searches can be 1:1 (verification), 1:N (identification), X:N (investigative), and N:N (database integrity);

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

Our multi-biometric product faces competition from French-based Safran, Irish-based Daon, 3M and Aware Inc., none of which have offerings with the scope and flexibility of our IWS Biometric Engine and its companion suite of products or relevant patent protection.

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

We hold several issued patents and have several other patent applications pending for elements of our products. We believe we have the foundational patents regarding the use of multiple biometrics and continue to be an IP leader in the biometric arena. It is our belief that this intellectual property leadership will create a sustainable competitive advantage.  In addition to our eight issued U.S. and foreign patents, we recently filed three new patent applications surrounding new “Anonymous Matching” technologies.  These technologies will allow biometric matching for identity verification while protecting the privacy of an individual.  It is our belief that such technology will be critical to providing biometric management solutions for the consumer market where privacy protection has been a historical issue and barrier to biometric adoption.

           The Company strengthened its patent portfolio in June 2012 with the purchase of four U.S. patents relating to wireless technology from Vocel. These patents, combined with the Company’s existing foundational patents in the areas of biometric identification, verification, enrollment and fusion, provide a unique and protected foundation on which to build interactive mobile applications that are secured using biometrics.

           The combination of our biometric identification technologies and wireless technologies has led to the development of the IWS Interactive Messaging System, which is a push application platform secured by biometrics that transforms mobile devices into a complete mobile ID, enabling companies to create applications that allow a range of unprecedented activities – from secure sharing of sensitive information to biometrically securing a mobile wallet. Identity authentication, using multi-modal biometrics gives users the confidence that their personal information is secure while the push marketing capabilities of the technology allow companies unparalleled interactivity that can be personalized to the needs and interests of their customers.

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

Research and Development

Our research and development team consisted of 24 and 22 programmers, engineers and other employees as of December 31, 2012 and 2011, respectively. We also contract with outside programmers for specific projects as needed. We spent approximately $3.2 million and $2.7 million on research and development in 2012 and 2011, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

Employees

We had a total of 54 and 50 full-time employees as of December 31, 2012 and 2011, respectively. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

We have a history of significant recurring losses totaling approximately $118 million at December 31, 2012, and these losses may continue in the future.

As of December 31, 2012, we had an accumulated deficit of $118 million, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability, and we may never achieve profitability.

Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future.

Our operating results have fluctuated in the past.  These fluctuations in operating results are the consequence of:

●	varying demand for and market acceptance of our technology and products;

●	changes in our product or customer mix;

●	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

●	our ability to introduce, certify and deliver new products and technologies on a timely basis;

●	the announcement or introduction of products and technologies by our competitors;

●	competitive pressures on selling prices;

●	costs associated with acquisitions and the integration of acquired companies, products and technologies;

●	our ability to successfully integrate acquired companies, products and technologies;

●	our accounting and legal expenses; and

●	general economic conditions.

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

Our success depends significantly on our ability to protect our rights to the technologies used in our products. We rely on patent protection, trade secrets, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, we cannot be assured that any of our current and future pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office (“PTO”) may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or may not be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the claims included in our patents.

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

Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. We face the risk of claims that we have infringed on third parties’ intellectual property rights. Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which is not as yet a matter of public knowledge, or claimed trademark rights that have not been revealed through our availability searches. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could:

●	increase the cost of our products;

●	be expensive and time consuming to defend;

●	result in us being required to pay significant damages to third parties;

●	force us to cease making or selling products that incorporate the challenged intellectual property;

●	require us to redesign, reengineer or rebrand our products;

●	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, the terms of which may not be acceptable to us;

●	require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification to such parties for intellectual property infringement claims;

●	divert the attention of our management; and

●	result in our customers or potential customers deferring or limiting their purchase or use of the affected products until the litigation is resolved.

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

Our Board of Directors (“Board”) has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. As of December 31, 2012, we had one series of preferred stock outstanding, Series B Preferred Stock (“Series B Preferred”).

The provisions of our Series B Preferred prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series B Preferred will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2012, we had cumulative undeclared dividends on the Series B Preferred of approximately $8,000.

Certain large shareholders may have certain personal interests that may affect the Company.

As a result of the shares issued to Goldman Capital Management and related entities (together, “Goldman”) in connection with the Qualified Financing, Goldman beneficially owns, in the aggregate, approximately 40.2% of the Company’s outstanding voting securities.  Additionally, Neil Goldman, principal of Goldman, serves as a director on our Board.  As a result, Goldman has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders.  This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

As of December 31, 2012 our corporate headquarters was located in San Diego, California where we occupied approximately 7,694 square feet of office space. This facility is leased through October 2014 at a cost of approximately $13,881 per month.   We also occupy 6,768 square feet in Ottawa, Province of Ontario, Canada. These premises were leased until September 2013, however, in January 2013, we signed a lease to downsize to a 1,508 square foot space in the same building commencing April 2013 until March 2016.  These facilities are leased at a cost of approximately $4,664 per month.  As of December 31, 2012 we also occupied 6,546 square feet of office space in Portland, Oregon.  This facility is leased through October 2015 at a cost of approximately $12,105 per month.  We also occupy approximately 190 square feet of office space in Mexico City, Mexico.  Our lease for this facility is for an indefinite term at a cost of approximately $1,728 per month.

ITEM 3.	LEGAL PROCEEDINGS

On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine.  To date, Blue Spike has filed similar suits asserting claims of patent infringement against a total of approximately eighty-five companies between August 9, 2012 and February 6, 2013. The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego. Neither motion has yet been ruled upon. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock does not trade on an established securities exchange. Our common stock is quoted under the symbol “IWSY” on the Pink Sheets. The following table sets forth the high and low bid information for our common stock for each quarter in 2012 and 2011, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2012 Fiscal Quarters	High	Low
First Quarter	$1.35	$0.65
Second Quarter	$1.30	$0.41
Third Quarter	$1.33	$0.54
Fourth Quarter	$1.24	$0.65

2011 Fiscal Quarters	High	Low
First Quarter	$1.70	$0.78
Second Quarter	$1.45	$0.91
Third Quarter	$1.25	$0.56
Fourth Quarter	$0.80	$0.50

Holders

As of March 14, 2013, we had approximately 194 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

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

As of December 31, 2012, the Company had cumulative undeclared dividends of approximately $8,000 relating to our Series B Preferred.  As a result of the consummation of the December 20, 2011 equity financing round, resulting in gross proceeds of $10.0 million (“Qualified Financing”), as of December 20, 2011, the Series C Preferred and Series D Preferred, including accrued but unpaid dividends, were converted into 11,768,525 shares of our common stock.

Repurchases

We did not repurchase any shares of our common stock during fiscal 2012 or 2011.

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

Recent Developments

New Software as a Service Business Model

With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, we believe that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  We therefore intend to leverage the strength of our existing government clients who have deployed the Company’s products for large populations, as well as our foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of our marketing plan, we will offer new versions of our product suite on a Software as a Service (“SaaS”) model during 2012.  This new business model, which is intended to supplement our existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices.

Fujitsu Relationship

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

Additional Intellectual Property

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

           In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware Corporation (“Vocel”), whereby the Company purchased from Vocel software, trademarks and four U.S. patents relating to wireless technology. These patents, combined with the Company’s existing foundational patents in the areas of biometric identification, verification, enrollment and fusion, provide a unique and protected foundation on which to build interactive mobile applications that are secured using biometrics.

           The combination of our biometric identification technologies and wireless technologies has led to the development of the IWS Interactive Messaging System, which is a push application platform secured by biometrics that transforms mobile devices into a complete mobile ID, enabling companies to create applications that allow a range of unprecedented activities – from secure sharing of sensitive information to biometrically securing a mobile wallet. Identity authentication, using multi-modal biometrics gives users the confidence that their personal information is secure while the push marketing capabilities of the technology allow companies unparalleled interactivity that can be personalized to the needs and interests of their customers.

Credit Facility

In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2,500,000. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

         Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2,500,000. In the event of such financing, the outstanding balance due under the terms of the credit facility shall be due and payable upon demand.

As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.

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

   Significant estimates include the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value of derivative liabilities, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

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

Revenue Recognition.  Our revenue recognition policy is significant because our revenue is a key component of our consolidated results of operations. We recognize revenue from the following major revenue sources:

●	Long-term fixed-price contracts involving significant customization;

●	Fixed-price contracts involving minimal customization;

●	Software licensing;

●	Sales of computer hardware and identification media; and

●	Lost contract customer support (PCS)

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

We recognize revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgment. Critical items that are considered in this process are the degree of customization and related labor hours necessary to complete the required work as well as ongoing estimates of the future labor hours needed to complete the contract. We also generate non-recurring revenue from the licensing of our software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, collectability is probable and when all other significant obligations have been fulfilled. We also generate revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Pricing of maintenance contracts is consistent period to period and calculated as a percentage of the software or hardware revenue which approximates 15% annually.  Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenues." Sales tax collected from customers is excluded from revenue.

For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-10.

Allowance for Doubtful Accounts.  We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay.  We determine the amount of allowance by analyzing historical losses, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $328,000, net of allowance for doubtful accounts of $3,000 at December 31, 2012.  Our accounts receivable balance was $348,000, net of allowance for doubtful accounts of $4,000 at December 31, 2011.

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

We assess impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

●	Significant underperformance relative to historical or expected future operating results;

●	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business; and

●	Significant negative industry or economic trends.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. In 2006, the Company determined that its only reporting unit is Identity Management. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired as of December 31, 2012.

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

Goodwill and other net intangible assets amounted to approximately $3,616,000 and $3,479,000 at December 31, 2012 and December 31, 2011, respectively.

Stock-Based Compensation.  At December 31, 2012 and 2011, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.  Stock-based compensation expense related to equity options was approximately $571,000 and $250,000 for the year ended December 31, 2012 and 2011, respectively.  In January 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares will vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date.  The Company recorded approximately $37,000 and $39,000 in compensation expense for the years ended December 31, 2012 and 2011, respectively, related to these restricted shares.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2012 and 2011, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations ranged from 99% to 135% for the grants issued in years 2012 and 2011. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110.  The expected term used by the Company to value the grants issued in 2012 and 2011 as computed by this method were 5.9 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations were 2.6% for the years ended December 31, 2012 and 2011.  Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of approximately 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Income Taxes. The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

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

We recognize and measure uncertain tax positions in accordance with U.S. GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Any tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. U.S. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

The Internal Revenue Code (the “Code”) limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company.  The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes,” as defined under Section 382 of the Internal Revenue Code, in 1991, 1995, 2000, 2003, 2004 and 2011, though the Company has not performed a study to determine the limitation.  The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations.  The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount as the actual limitation has not yet been quantified.   The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

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

Comparison of Results for Fiscal Years Ended December 31, 2012 and 2011

Product Revenue

	Years Ended December 31,
Net Product Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$946	$2,126	$(1,180)	(56)%
Percentage of total net product revenue	83%	82%
Hardware and consumables	$138	$199	$(61)	(31)%
Percentage of total net product revenue	12%	8%
Services	$61	$271	$(210)	(77)%
Percentage of total net product revenue	5%	10%
Total net product revenue	$1,145	$2,596	$(1,451)	(56)%

Software and royalty revenue decreased approximately 56% or $1,180,000 during the year ended December 31, 2012 as compared to the corresponding period in 2011.  This decrease is due to lower project-oriented revenues of our identity management software into project solutions of approximately $1,197,000 and lower identification software royalties and license revenues of approximately $46,000, offset by slightly higher sales of boxed identity management software through our distribution channel of approximately $62,000 and slightly higher sales of our law enforcement project related revenues of approximately $1,000.

Revenues from the sale of hardware and consumables decreased approximately 31% or $61,000 during the year ended December 31, 2012 as compared to the corresponding period in 2011.  The decrease reflects lower revenue from project solutions containing hardware and consumable components.

Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenue decreased approximately 77% or $210,000 during the year ended December 31, 2012 as compared to the corresponding period in 2011, due primarily to lower service revenues being generated from software integration of our biometric engine and Personal Identity Verification (“PIV”) products into project solutions combined with a reduction in our installation of hardware products.

           We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however we cannot predict the timing of such initiatives. During the year ended December 31, 2012, we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  Such efforts resulted in the consummation, in August 2012, of an OEM Software License Agreement with Fujitsu Frontech North America Inc. and certification on the Fijitsu’s NuVola Private Cloud Platform. We anticipate that we will see positive results from these efforts in the next few months, which should stabalize our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

Maintenance Revenue

	Years Ended December 31,
Net Maintenance Revenue	2012	2011	$ Change	% Change
(dollars in thousands)
Maintenance Revenue	$2,806	$2,878	$(72)	(3)%

Maintenance revenue was approximately $2,806,000 for the year ended December 31, 2012 as compared to approximately $2,878,000 for the corresponding period in 2011.  The decrease of $72,000 is primarily due to the expiration of certain identity management maintenance contracts.

           We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Years Ended December 31,
Cost of Product Revenue	2012	2011	$ Change	% Change
(dollars in thousands)

Software and royalties	$116	$143	$(27)	(19)%
Percentage of software and royalty product revenue	12%	7%
Hardware and consumables	$70	$151	$(81)	(54)%
Percentage of hardware and consumables product revenue	51%	76%
Services	$41	$165	$(124)	(75)%
Percentage of services product revenue	67%	61%
Total cost of product revenue	$227	$459	$(232)	(51)%
Percentage of total product revenue	20%	18%

           The cost of software and royalty product revenue decreased 19% or $27,000 during the year ended December 31, 2012 as compared to the corresponding period in 2011.  The increase in software and royalty cost of product revenues as a percentage of software and royalty product revenue was primarily driven by higher content of third-party software in project solutions and higher levels of software customization during the year ended December 31, 2012 as compared to the corresponding period of 2011.

           The decrease in the cost of product revenue for our hardware and consumable sales of $81,000 for the year ended December 31, 2012 as compared to the corresponding period in 2011 reflects the decrease in hardware and consumable revenues for the year ended December 31, 2012 as compared to the same period in 2011 combined with lower costs incurred on hardware and consumable procurements.

           Cost of service revenue decreased $124,000 or 75% during the year ended December 31, 2012 as compared to the corresponding period in 2011.   The 75% decrease in cost of services product revenue is reasonably similar to the 77% decrease in services revenue.

Cost of Maintenance Revenue

	Years Ended December 31,
Cost of Maintenance Revenue	2012	2011	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$975	$935	$40	4%
Percentage of total maintenance revenue	35%	32%

           Cost of maintenance revenue increased 4% or $40,000 during the year ended December 31, 2012 as compared to the corresponding period in 2011 due to higher maintenance costs incurred on certain large-scale identification projects of approximately $75,000, higher costs incurred on certain law enforcement projects of approximately $21,000 offset by lower costs incurred during 2012 of approximately $56,000 resulting from the movement of certain technical support functions from our Canadian office to our San Diego office.

           Product Gross Profit

	Years Ended December 31,
Product Gross Profit	2012	2011	$ Change	% Change
(dollars in thousands)
Software and royalties	$830	$1,983	$(1,153)	(58)%
Percentage of software and royalty product revenue	88%	93%
Hardware and consumables	$68	$48	$20	42%
Percentage of hardware and consumables product revenue	49%	24%
Services	$20	$106	$(86)	(81)%
Percentage of services product revenue	33%	39%
Total product gross profit	$918	$2,137	$(1,219)	(57)%
Percentage of total product revenue	80%	82%

Software and royalty gross profit decreased 58% or approximately $1,153,000 for the year ended December 31, 2012 from the corresponding period in 2011 due primarily to a 56% or $1,180,000 decrease in software and royalty revenue.

Hardware and consumables gross profit increased $20,000 during the year ended December 31, 2012 as compared to the corresponding period in 2011. This increase reflects lower cost of hardware and consumables revenues of $81,000 offset by lower hardware and consumables revenue of $61,000. Costs of products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and hardware content and print media consumable content included in systems installed during a given period.

           Services gross profit decreased approximately $86,000 for the year ended December 31, 2012 as compared to the corresponding period of 2011 due to lower services revenue of $210,000.

Maintenance Gross Profit

	Years Ended December 31,
Maintenance Gross Profit	2012	2011	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,831	$1,943	$(112)	(6)%
Percentage of total maintenance revenue	65%	68%

           Gross margins related to maintenance revenue decreased to 65% for the year ended December 31, 2012 from 68% for the corresponding period in the prior year due to a combination of a $72,000 decrease in maintenance revenues and an increase in $40,000 in maintenance costs.  The increase in maintenance cost of revenue is due primarily to a higher maintenance costs of approximately $75,000 incurred on certain large-scale identification projects combined with higher costs of approximately $21,000 incurred on certain law enforcement projects offset by lower costs of approximately $56,000 resulting from the movement of certain technical support functions from our Canadian office to our San Diego office.

Operating Expense

	Years Ended December 31,
Operating Expense	2012	2011	$ Change	% Change
(dollars in thousands)

General and administrative	$3,430	$2,327	$1,103	47%
Percentage of total net revenue	87%	43%
Sales and marketing	$1,830	$1,404	$426	30%
Percentage of total net revenue	46%	26%
Research and development	$3,180	$2,664	$516	19%
Percentage of total net revenue	80%	49%
Depreciation and amortization	$69	$28	$41	146%
Percentage of total net revenue	2%	1%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of $1,103,000 is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $810,000 due primarily to increases in audit related fees of $92,000, increases in legal fees of approximately $168,000, increases in patent expenses of approximately $263,000, increases in investor relations and contract services of approximately $91,000 and increases in contractor fees and corporate expenses of approximately $196,000.

●	Increase in personnel related expense of approximately $22,000.

●	Increase in stock-based compensation expense of approximately $199,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $97,000.

●	Decrease in financing fees of approximately $25,000.

           We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

           Sales and Marketing Expense

           Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development. The dollar increase of $426,000 during the year ended December 31, 2012 as compared to the corresponding period in 2011 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $142,000.

●	Increase in professional services of approximately $198,000.

●	Increase in travel and trade show expense of approximately $81,000.

●	Increase in stock-based compensation of approximately $52,000.

●	Increase in rent, office related expense, contract services and other expense of approximately $48,000.

●	Decreases in our Canada and Mexico office expenses of approximately $95,000.

           We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2013 will increase as we pursue large project solution opportunities.

           Research and Development Expense

           Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $516,000 for the year ended December 31, 2012 as compared to the corresponding period in 2011 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $311,000 due to headcount increases combined with increases in contractor and contract services of approximately $87,000.

●	Increase in travel, rent and office related costs of approximately $50,000.

●	Increase in stock-based compensation of approximately $68,000.

           Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

           Depreciation and Amortization

           During the year ended December 31, 2012, depreciation and amortization expense increased approximately $41,000 as compared to the corresponding period in 2011.  The increase in depreciation and amortization expense reflects additions to fixed assets during the year ended December 31, 2012, primarily for the replacement of obsolete computer equipment and the acquisition of certain patents. The Company’s amortization expense consists of amortization expense incurred on the Company’s EPI trademark and trade name intangible asset of approximately $16,000 and approximately $6,000 related to the amortization of the acquired Vocel patents.

           Interest Expense (Income), Net

           For the year ended December 31, 2012, we recognized interest income of $3,000 and interest expense of $21,000. For the year ended December 31, 2011, we recognized interest income of $0 and interest expense of $4,851,000.  Interest expense for the year ended December 31, 2012 contains the following components:

●	Coupon interest of approximately $5,000 related to our 7% convertible notes.

●	Other interest expense of approximately $16,000.

           Interest expense for the year ended December 31, 2011 contains the following components:

●	Coupon interest on secured notes payable and convertible notes payable of approximately $348,000.

●	Accretion of note discount and beneficial conversion feature to interest expense of approximately $4,448,000.

●	Other interest expense of approximately $55,000.

           Change in Fair Value of Derivative Liabilities

           For the year ended December 31, 2012, we recognized a non-cash expense of approximately $4,712,000 compared to a non-cash income of approximately $3,970,000 for the corresponding period of 2011.  The 2012 expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions and cash settlement provisions in certain warrants to purchase shares of our common stock. The 2011 income is related to the change in fair value of the Company’s Derivative Liabilities associated with the embedded conversion feature in our Series C and Series D Preferred Stock and the anti-dilution provisions in certain warrants to purchase shares of our common stock. The Derivative Liabilities were revalued using available market information and commonly accepted valuation methodologies.

           Other Income, Net

           For the year ended December 31, 2012, we recognized other income of $336,000 and other expense of $14,000.  For the year ended December 31, 2011, we recognized other income of $25,000 and other expense of $0.  Other income for the year ended December 31, 2012 is comprised of approximately $336,000 from the write off of certain accounts payable due the expiration of the legal statute of limitations on such accounts payable. Other expense for the year ended December 31, 2012 is comprised of approximately $14,000 from the write off of certain deferred financing fees. Other income for the year ended December 31, 2011 contains approximately $25,000 in miscellaneous receipts at our German sales office.

           Income Tax Expense

           During the year ended December 31, 2012, we recorded an expense of $22,000 from income taxes as compared to a benefit of $19,000 for the year ended December 31, 2011.

During the year ended December 31, 2012, our expense for income taxes of $22,000 related to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

           We have incurred consolidated pre-tax losses during the years ended December 31, 2012 and 2011, and have incurred operating losses in all periods prior to 2009. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

On December 20, 2011, we consummated an equity financing resulting in gross proceeds of  $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing.  In connection with the Qualified Financing, we issued 20,000,000 shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing.  We also issued 90,000 shares of common stock and a warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing. We also issued a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50, which expires two years from the date of grant, to a significant investor to cover certain expenses related to and in anticipation of the Qualified Financing. The net proceeds from the Qualified Financing were approximately $8,544,000, of which, $1,500,000 was then used to repay certain convertible notes payable. As of December 31, 2012, all debt other than the $65,000 in related party notes payable had been converted to common stock or repaid.  In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of our existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of our common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.

           In addition, on September 10, 2012, the Investor exercised warrants to purchase an aggregate total of 7.0 million shares of our common stock, resulting in $3,500,000 of net proceeds to the Company.  At December 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $4,225,000 and accounts receivable, net of $328,000.  As of December 31, 2012, we had positive working capital of $1,250,000 which included $1,561,000 of deferred revenue.  This compares to positive working capital of $2,948,000 during the corresponding period in 2011. Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of SaaS capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2,500,000. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2,500,000. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.

Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months.

           Operating Activities

           Net cash used in operating activities was $5,553,000 during the year ended December 31, 2012 as compared to $2,269,000 for the corresponding period in 2011.  During the year ended December 31, 2012, net cash used in operating activities consisted of net loss of $10,190,000 and a decrease in operating cash from changes in assets and liabilities of $458,000. Those amounts were offset by net non-cash costs of $5,095,000, including a $4,712,000 unrealized loss related to the change in value of our derivative liabilities, $608,000 in stock based compensation and $69,000 in depreciation and amortization, $27,000 related to warrants issued in lieu of cash, $15,000 in deferred financing fee expense offset by $336,000 of non-cash income from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the year ended December 31, 2012, we used cash of $217,000 from increases in current assets and used cash of $241,000 through decreases in current liabilities and deferred revenues, excluding debt.

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

           Investing Activities

           Net cash used in investing activities was $181,000 for the year ended December 31, 2012, as compared to $11,000 for the year ended December 31, 2011. For the year ended December 31, 2012, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures. This level of equipment purchases resulted primarily from the replacement of older equipment

           Financing Activities

           We generated cash of $3,259,000 from financing activities for the year ended December 31, 2012 as compared to the generation of $8,953,000 for the same period in 2011. We generated cash of $3,527,000 from the exercise of 7,052,647 common stock warrants and $7,000 from the exercise of 24,924 common stock options. We used cash of $229,000 for the payment of dividends on our Series B Convertible Redeemable Preferred Stock and $45,000 for the repayment of notes payable.  During the year ended December 31, 2011, the $8,953,000 generated in cash was the result of $8,544,000 in net proceeds from the Qualified Financing offset by a net outflow of $250,000 to repay certain notes payable, and $655,000 in proceeds from the exercise of warrants to purchase 1,310,000 shares of common stock and proceeds of exercised stock options of $4,000.

           Debt

           As of December 31, 20112 we had $65,000 in outstanding debt, exclusive of any debt discounts, and another $29,000 in related accrued interest, as compared to $110,000 in outstanding debt as of December 31, 2011.

Factors That May Affect Future Financial Condition and Liquidity

As a result of the Qualified Financing in December 2011, the receipt of cash from the exercise of warrants in September 2012, and the credit facility secured by the March 2013 convertible promissory note, we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening of the credit markets, general economic conditions, and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

           At December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

           Our consolidated financial statements as of and for the years ended December 31, 2012 and 2011 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.

            Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

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

4.4	Form of Warrant to Purchase Common Stock dated September 25, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 26, 2007).
4.5	Form of Warrant to Purchase Common Stock dated September 5, 2008 (incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
4.6	Form of Warrant to Purchase Common Stock dated November 14, 2008 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
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

4.11	Warrant to Purchase Common Stock, dated December 12, 2011(incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2011).
4.12
Registration Rights Agreement, dated December 12, 2011, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 21, 2011).

4.13	Form of Amendment to Warrant, dated December 14, 2011, (incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 10-K, filed January 17, 2012).
4.14	Form of Amendment to Warrant, dated March 21, 2012, filed herewith.
4.15	Warrant to Purchase Common Stock, dated March 28, 2013 issued by the Company to Neal Goldman, filed herewith.
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

10.9
Office Space Lease between I.W. Systems Canada Company and GE Canada Real Estate Equity dated July 25, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.10
Form of Securities Purchase Agreement, dated August 29, 2008 by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.11
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

10.15	Form of Convertible Note dated November 14, 2008 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
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

10.20	Office Space Lease between the Company and Allen W. Wooddell, dated July 25, 2008 (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
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

10.26
Note Exchange Agreement, dated December 12, 2011, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 21, 2011).

10.27
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Company and S. James Miller, (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed January 17, 2012).

10.28
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Company and Wayne Wetherell, (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed January 17, 2012).

10.29
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Company and David Harding, (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed January 17, 2012).

10.30
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Company and Charles Aubuchon, (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed January 17, 2012).

10.31
Fifth Amendment to Employment Agreement, dated January 31, 2012, between the Company and S. James Miller, Jr., (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed April 4, 2012.

10.32
Fifth Amendment to Employment Agreement, dated January 31, 2012, between the Company and Wayne Wetherell, (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed April 4, 2012.

10.33
Fifth Amendment to Employment Agreement, dated January 31, 2012, between the Company and Charles AuBuchon, (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, filed April 4, 2012.

10.34
Fifth Amendment to Employment Agreement, dated January 31, 2012, between the Company and David Harding, (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed April 4, 2012.

10.35
Sixth Amendment to Employment Agreement, dated July 9, 2012, between the Company and Charles AuBuchon, (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed July 10, 2012).

10.36	Sixth Amendment to Employment Agreement, dated July 9, 2012, between the Company and David Harding, (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed July 10, 2012).
10.37
Sixth Amendment to Employment Agreement, dated July 9, 2012, between the Company and Wayne Wetherell, (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed July 10, 2012).

10.38	Employment Agreement, dated January 1, 2013, between the Company and Wayne Wetherell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.39	Employment Agreement, dated January 1, 2013, between the Company and Charles AuBuchon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.40	Employment Agreement, dated January 1, 2013, between the Company and David Harding (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.41	Convertible Promissory Note dated March 27, 2013 issued by the Company to Neal Goldman, filed herewith.
21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1	Consent of Independent valuation firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extention Schema
101.CAL*	XBRL Taxonomy Extention Calculation Linkbase
101.DEF*	XBRL Taxonomy Extention Definition Linkbase
101.LAB*	XBRL Taxonomy Extention Label Linkbase
101.PRE*	XBRL Taxonomy Extention Presentation Linkbase

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

Registrant Date: April 1, 2013	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: April 1, 2013	/s/ Wayne Wetherell
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

           In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 1, 2013	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chairman of the Board

Date: April 1, 2013	/s/ David Loesch
David Loesch
Director

Date: April 1, 2013	/s/ Steve Hamm
Steve Hamm
Director
/s/ David Carey
Date: April 1, 2013	David Carey
Director
/s/ John Cronin
Date: April 1, 2013	John Cronin
Director
/s/ Neal Goldman
Date: April 1, 2013	John Cronin
Director
/s/ Charles Crocker
Date: April 1, 2013	John Cronin
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ImageWare Systems, Inc.

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit),  and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImageWare Systems, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
April 1, 2013

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$4,225	$6,773
Accounts receivable, net of allowance for doubtful accounts of $3 and $4 at December 31, 2012 and December 31, 2011, respectively	328	348
Inventory, net	262	45
Other current assets	86	66
Total Current Assets	4,901	7,232

Property and equipment, net	150	18
Other assets	44	58
Intangible assets, net of accumulated amortization	200	63
Goodwill	3,416	3,416
Total Assets	$8,711	$10,787

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$759	$1,103
Deferred revenue	1,561	1,066
Accrued expenses	1,266	2,005
Notes payable to related parties	65	110
Total Current Liabilities	3,651	4,284

Derivative liabilities	2,244	11,824
Pension obligation	401	391
Other long-term liabilities	72	—
Total Liabilities	6,368	16,499

Shareholders’ equity (deficit):
Preferred stock, authorized 4,000,000 shares:
Series B convertible preferred stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at December 31, 2012 and 2011, respectively; liquidation preference $607 and $786 at December 31, 2012 and 2011, respectively	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2012 and 2011; 76,646,553 and 67,995,620 shares issued at December 31, 2012 and 2011, respectively, and 76,639,849 and 67,988,916 shares outstanding at December 31, 2012 and 2011, respectively	765	679
Additional paid-in capital	120,182	101,720
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(139)	(65)
Accumulated deficit	(118,403)	(107,984)
Total Shareholders’ Equity (Deficit)	2,343	(5,712)

Total Liabilities and Shareholders’ Equity (Deficit)	$8,711	$10,787

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Product	$1,145	$2,596
Maintenance	2,806	2,878
	3,951	5,474
Cost of revenues:
Product	227	459
Maintenance	975	935
Gross profit	2,749	4,080

Operating expenses:
General and administrative	3,430	2,327
Sales and marketing	1,830	1,404
Research and development	3,180	2,664
Depreciation and amortization	69	28
	8,509	6,423
Loss from operations	(5,760)	(2,343)

Interest expense	18	4,851
Change in fair value of derivative liabilities	4,712	(3,970)
Other income, net	(322)	(25)
Loss before income taxes	(10,168)	(3,199)

Income tax (benefit) expense	22	(19)
Net loss	$(10,190)	$(3,180)
Preferred dividends	(51)	(383)
Net loss available to common shareholders	$(10,241)	$(3,563)

Basic and diluted loss per common share — see Note 2:
Net loss	$(0.14)	$(0.12)
Preferred dividends	—	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.14)	$(0.13)
Basic and diluted weighted-average shares outstanding	70,894,916	27,316,475

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2012	2011

Net loss	$(10,190)	$(3,180)
Other comprehensive income (loss):
Additional minimum pension liability	1	(28)
Foreign currency translation adjustment	(75)	25
Comprehensive loss	$(10,264)	$(3,183)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011
(In thousands, except share amounts)
									Treasury Stock		Addi-tional Paid-In Capital	Accum- ulated Other Compre- hensive Loss	Accum-ulated Deficit	Total
	Series B Convertible, Redeemable Preferred		Series C Convertible, Preferred		Series D Convertible, Preferred		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2010	239,400	$2	2,200	$-	2,085	-	23,845,481	$237	(6,704)	$(64)	$85,186	$(62)	$(103,205)	$(17,906)
Issuance of common stock for cash, net of derivative liabilities and transaction costs of $706	-	-	-	-	-	-	18,500,000	185	-	-	2,734	-	-	2,919
Conversion of preferred stock into common	-	-	(2,200)	-	(2,085)	-	11,768,525	118	-	-	1,481	-	(1,599)	-
Issuance of common stock pursuant to warrant exercises	-	-	-	-	-	-	1,310,000	13	-	-	642	-	-	655
Issuance of common stock pursuant to cashless warrant exercises	-	-	-	-	-	-	1,194,547	12	-	-	(12)	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	-	-	188	-	-	188
Issuance of common stock pursuant to repayment of debt	-	-	-	-	-	-	1,500,000	15	-	-	735	-	-	750
Issuance of common stock pursuant to conversion of accrued interest	-	-	-	-	-	-	774,559	8	-	-	379	-	-	387
Issuance of common stock pursuant to conversion of debt	-	-	-	-	-	-	9,000,000	90	-	-	4,410	-	-	4,500
Issuance of common stock in lieu of cash for financing transaction costs	-	-	-	-	-	-	90,000	1	-	-	(1)	-	-	-
Recission of previously issued restricted stock grants	-	-	-	-	-	-	(12,079)	-	-	-	-	-	-	-
Reclassification of previously bifurcated conversion option of preferred stocks and warrants	-	-	-	-	-	-	-		-	-	5,672	-	-	5,672
Issuance of common stock pursuant to option exercises	-	-	-	-	-	-	14,587		-	,	4	-	-	4
Issuance of common stock as compensation in lieu of cash	-	-	-	-	-	-	10,000		-	,	13	-	-	13
Stock-based compensation expense	-	-	-	-	-	-	-		-	-	289	-	-	289
Additional minimum pension liability	-	-	-	-	-	-	-		-	-	-	(28)	-	(28)
Foreign currency translation adjustment	-	-	-	-	-	-	-		-	-	-	25	-	25
Net loss	-	-	-	-	-	-	-		-	-	-	-	(3,180)	(3,180)
Balance at December 31, 2011	239,400	$2	-	-		$-	67,995,620	$679	(6,704)	$(64)	$101,720	(65)	$(107,984)	$(5,712)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011
(In thousands, except share amounts)
(continued)
	Series B Convertible, Redeemable Preferred		Series C Convertible, Preferred		Series D Convertible, Preferred		Cmmon Stock		Treasury Stock				Addi- tional Paid-In Capital	Accum-ulated Other Comp-rehensive Loss	Accum-ulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount

Balance at December 31, 2011	239,400	$2	-	$-	-	$-	67,995,620	$679	(6,704)		$(64)		$101,720	(65)	$(107,984)	$(5,712)
Issuance of common stock pursuant to warrant exercises	-	-	-	-	-	-	7,052,647	70	-		-		3,457	-	-	3,527
Issuance of common stock pursuant to cashless warrant	-	-	-	-	-	-	1,573,362	16	-		-		688	-	-	704
exercises
Issuance of common stock pursuant to option exercises	-	-	-	-	-	-	24,924	-		-		-	7	-	-	7
Warrants issued to consultants as compensation	-	-	-	-	-	-	-	-		-		-	27	-	-	27
Warrants issued as consideration for asset purchase	-	-	-	-	-	-	-	-		-		-	87	-	-	87
Reclassi-fication of warrants previously classified as derivative liabilities	-	-	-	-	-	-	-	-		-		-	13,588	-	-	13,588
Stock-based compensation	-	-	-	-	-	-	-	-		-		-	608	-	-	608
expense
Additional minimum pension liability	-	-	-	-	-	-	-	-		-		-	-	1	-	1
Foreign currency translation adjustment	-	-	-	-	-	-	-	-		-		-	-	(75)	-	(75)
Dividends on preferred stock	-	-	-	-	-	-	-	-		-		-	-	-	(229)	(229)
Net loss	-	-	-	-	-	-	-	-	-		-		-	-	(10,190)	(10,190)
Balance at December 31, 2012	239,400	$2	-	$-	-	$-	76,646,553	$765	(6,704)		$(64)		$120,182	$ (139)	$(118,403)	$2,343

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Cash flows from operating activities	Year Ended December 31, 2012	Year Ended December 31, 2011
Net loss	$(10,190)	$(3,180)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	69	28
Amortization of debt discounts and debt issuance costs	15	4,448
Stock based compensation	608	289
Change in fair value of derivative liabilities	4,712	(3,970)
Reduction in accounts payable from expiration of statute of limitations	(336)	—
Stock and warrants issued in lieu of cash	27	13
Change in assets and liabilities
Accounts receivable	20	(109)
Inventory	(217)	(33)
Other assets	(20)	(9)
Accounts payable	(8)	(58)
Accrued expenses	(737)	570
Deferred revenue	494	(7)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(241)
Pension obligation	10	(10)

Total adjustments	4,637	911

Net cash used by operating activities	(5,553)	(2,269)

Cash flows from investing activities
Purchase of property and equipment	(181)	(11)

Net cash used by investing activities	(181)	(11)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	1,250
Repayment of notes payable	(45)	(1,500)
Proceeds from issuance of common stock and warrants, net	—	8,544
Proceeds from exercise of stock options	7	4
Dividends paid	(229)	—
Proceeds from exercise of stock purchase warrants	3,527	655

Net cash provided by financing activities	3,260	8,953

Effect of exchange rate changes on cash and cash equivalents	(74)	(3)
Net increase (decrease) in cash and cash equivalents	(2,548)	6,670
Cash and cash equivalents at beginning of year	6,773	103
Cash and cash equivalents at end of year	$4,225	$6,773

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Conversion of notes payable and related interest to common stock	$—	$5,637
Beneficial conversion feature of convertible debt	$—	$188
Warrants issued for intangible asset purchase	$87	$—
Contingent royalty payment	$72	$—
Acquisition of intangible assets with warrants	$(159)	$—
Issuance of common stock pursuant to cashless warrant exercises	$704	$12
Conversion of preferred stock into common stock	$—	$1,599
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$13,588	$—
Reclassification of previously bifurcated conversion option on warrants and preferred stocks	$—	$5,672
Warrants issued with notes payable	$—	$188

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

         Fujitsu Relationship

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

 Additional Intellectual Property

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

 In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware Corporation (“Vocel”), whereby the Company purchased from Vocel software, trademarks and four U.S. patents relating to wireless technology. These patents, combined with the Company’s existing foundational patents in the areas of biometric identification, verification, enrollment and fusion, provide a unique and protected foundation on which to build interactive mobile applications that are secured using biometrics.

         The combination of our biometric identification technologies and wireless technologies has led to the development of the IWS Interactive Messaging System, which is a push application platform secured by biometrics that transforms mobile devices into a complete mobile ID, enabling companies to create applications that allow a range of unprecedented activities – from secure sharing of sensitive information to biometrically securing a mobile wallet.

         Liquidity and Capital Resources

         On December 20, 2011, we consummated an equity financing resulting in gross proceeds of $10.0 million (“Qualified Financing”), including the $750,000 of promissory notes converted into the Qualified Financing. In connection with the Qualified Financing, we issued 20,000,000 shares of our common stock (the “Shares”), and warrants to purchase 12,207,500 shares of common stock exercisable for $0.50 per share (“Warrants”), which number includes 2,207,500 shares issuable upon exchange of warrants issued to MDB Capital Group in consideration for acting as placement agent in connection with the Qualified Financing. We also issued 90,000 shares of common stock and a warrant exercisable for 45,000 shares of common stock in lieu of cash in payment for legal fees related to the Qualified Financing. We also issued a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.50, which expires two years from the date of grant, to a significant investor to cover certain expenses related to and in anticipation of the Qualified Financing. The net proceeds from the Qualified Financing were approximately $8,544,000, of which, $1,500,000 was then used to repay certain convertible notes payable. As of December 31, 2012, all debt other than the $65,000 in related party notes payable had been converted to common stock or repaid. In addition, in connection with the Qualified Financing, (i) the anti-dilution provision contained in certain of our existing warrants were amended resulting in such warrants no longer qualifying as derivative liabilities; and (ii) a significant investor ("Investor") exchanged $4.5 million principal amount of convertible promissory notes of the Company ("Exchanged Notes"), and accrued but unpaid interest on the Exchanged Notes and on an additional $2.25 million in promissory notes, into 9,774,559 shares of our common stock ("Exchange Shares"). The Investor also agreed to convert $750,000 principal amount of additional promissory notes held by the Investor and invest the proceeds into the Qualified Financing.

In addition, on September 10, 2012, the Investor exercised warrants to purchase an aggregate total of 7.0 million shares of our common stock, resulting in $3,500,000 of net proceeds to the Company.  At December 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $4,225,000 and accounts receivable, net of $328,000.  As of December 31, 2012, we had positive working capital of $1,250,000 which included $1,561,000 of deferred revenue.  This compares to positive working capital of $2,948,000 during the corresponding period in 2011. Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of SaaS capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2,500,000. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2,500,000. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.

Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months.

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

        Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value of derivative liabilities, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Revenue Recognition

The Company recognizes revenue from the following major revenue sources:

●	Long-term fixed-price contracts involving significant customization
●	Fixed-price contracts involving minimal customization

●	Software licensing
●	Sales of computer hardware and identification media

●	Postcontract customer support (“PCS”)

The Company’s revenue recognition policies are consistent with U.S. GAAP including the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition”, ASC 605-35 “Revenue Recognition, Construction-Type and Production-Type Contracts”, “Securities and Exchange Commission Staff Accounting Bulletin 104”, and ASC 605-25 “Revenue Recognition, Multiple Element Arrangements”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits. Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts”. Amounts billed to customers in excess of revenues recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts”. Revenue from contracts for which the Company cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Pricing of maintenance contracts is consistent period to period and calculated as a percentage of the software or hardware revenue, which is approximately 15% annually.  Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenue". Sales tax collected from customers is excluded from revenue.

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

The Company did not record any goodwill impairment charges for the years ended December 31, 2012 or 2011.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2012 and 2011 exceeded the FDIC insurance limits of $250,000 for 2012 and 2011. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $3,000 and $4,000 at December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012 one customer accounted for approximately 15 % or $611,000 of total revenues and had trade receivables of $0 as of the end of the year.  For the year ended December 31, 2011 one customer accounted for approximately 34% or $1,836,000 of total revenues and had trade receivables of $0 as of the end of the year.

Stock Based Compensation

At December 31, 2012, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $571,000 and $250,000 for the years ended December 31, 2012 and 2011, respectively. In January 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares will vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date.  The Company recorded approximately $37,000 and $39,000 in compensation expense for the years ended December 31, 2012 and 2011 related to these restricted shares.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2012 and 2011 ranged from 99% to 135%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2012 and 2011 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2012 and 2011 averaged 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of approximately 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive income, decreased approximately $75,000 for the year ended December 31, 2012 and increased approximately $25,000 for the year ended December 31, 2011.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred approximately $12,000 in advertising expenses during the year ended December 31, 2012 and did not incur any advertising expense during the year ended December 31, 2011.

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

(Amounts in thousands except share and per share amounts)	Year Ended December 31,
	2012	2011
Numerator for basic and diluted loss per share:
Net loss	$(10,190)	$(3,180)
Preferred dividends	(51)	(383)
Net loss available to common shareholders	$(10,241)	$(3,563)

Denominator for basic loss per share — weighted-average shares outstanding	70,894,916	27,316,475
Effect of dilutive securities	—	—
Denominator for diluted loss per share — weighted-average shares outstanding	70,894,916	27,316,475

Basic and diluted loss per share:
Net loss	$(0.14)	$(0.12)
Preferred dividends	—	(0.01)
Net loss available to common shareholders	$(0.14)	$(0.13)

The Company has excluded the following weighted-average securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2012	Common Share Equivalents at December 31, 2011
Convertible notes payable	100,018	205,255
Convertible preferred stock – Series B	47,880	58,415
Stock options	1,135,077	1,707,713
Restricted stock grants	324,863	360,000
Warrants	24,996,737	28,453,760
Total Potential Dilutive Securities	26,604,575	30,785,143

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

         Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect the Company’s Consolidated Balance Sheets, Consolidated Results of Operations or Consolidated Cash Flows for the years ended December 31, 2012 and 2011.

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

	Fair Value at December 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,630	$1,630	$—	$—
Totals	$1,630	$1,630	$—	$—
Liabilities:
Derivative liabilities	$2,244	$—	$—	$2,244
Totals	$2,244	$—	$—	$2,244

	Fair Value at December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,455	$1,455	$—	$—
Totals	$1,455	$1,455	$—	$—
Liabilities:
Derivative liabilities	$11,824	$—	$—	$11,824
Totals	$11,824	$—	$—	$11,824

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

As of December 31, 2012, the Company had 5,211,229 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2012 was approximately $2,244,000 which is reflected as a non-current liability in the consolidated balance sheet as of December 31, 2012. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulation methodologies and the Black Scholes valuation model in the determination of the fair value of the derivative liabilities.

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

           A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities
Balance December 31, 2010	$15,653
Included in earnings	(3,970)
Settlements	(5,672)
Issuances	5,813
Transfers in and /or out of Level 3	—
Balance at December 31, 2011	$11,824
Included in earnings	4,712
Settlements	(14,292)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at December 31, 2012	$2,244

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

4.           INTANGIBLE ASSETS AND GOODWILL

The Company has intangible assets in the form of trademarks, trade names and patents. The carrying amount of the Company’s acquired trademarks and trade names were approximately $47,000 and $63,000 as of December 31, 2012 and 2011, respectively which include accumulated amortization of $300,000 and $284,000 as of December 31, 2012 and 2011, respectively. Amortization expense related to trademarks and tradenames was $16,000 and $15,000 for the years ended December 31, 2012 and 2011, respectively. All intangible assets are amortized over their estimated useful lives with no estimated residual values. Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware corporation, whereby the Company purchased certain assets, consisting primarily of certain patents and trademarks. The Company evaluated this transaction under ASC No. 805, Business Combinations, and determined that this transaction constituted an asset purchase.

As consideration for this asset purchase:

•	The Company issued to Vocel a warrant to purchase 150,000 shares of the Company’s common stock (“Purchaser Warrant”). The Purchaser Warrant is exercisable at $0.88 per share and vests 100% when the Company has derived $500,000 of gross revenue from the sale or license of the purchased intellectual property (“Warrant Vesting Date”). The Purchaser Warrant is exercisable for a period of three years form the Warrant Vesting Date; and

•	The Company agreed to pay Vocel a royalty of 7.5% of gross revenue received by the Company from any third party sale or license of the purchased intellectual property.

The Company determined the aggregate fair value of the consideration issued to be approximately $159,000 and allocated this amount to the relative fair value of the assets acquired resulting in $159,000 being allocated to patents. The Company began amortization of the acquired patents in the third quarter of 2012 on a straight-line basis over their weighted-average remaining life of approximately 13.5 years. Amortization expense related to patents was $6,000 and $0 for the years ended December 31, 2012 and 2011, respectively.

The following table presents the changes in the carrying amounts of the Company’s acquired intangible assets for the years ended December 31, 2012 and 2011. All intangible assets are being amortized over their estimated useful lives with no estimated residual values.

($ in thousands)	Total
Balance of intangible assets as of December 31, 2010	$78
Intangible assets acquired	—
Amortization	(15)
Impairment losses	—
Balance of intangible assets as of December 31, 2011	$63
Intangible assets acquired	159
Amortization	(22)
Impairment losses	—
Balance of intangible assets as of December 31, 2012	$200

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of December 31, 2012 and 2011.

Amortization expense for the years ended December 31, 2012 and 2011 was approximately $22,000 and $15,000, respectively.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2013	$28
2014	28
2015	27
2016	12
2017	12
Thereafter	93
Totals	$200

5.    RELATED PARTIES

           As more fully described in Note 9, on November 14, 2008 the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.

           In conjunction with the original issuance of the Related-Party Convertible Notes in 2008, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of common stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. All warrants were outstanding and exercisable as of December 31, 2012 and December 31, 2011.

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

         During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related Party Convertible Notes.

         On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2014, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.

          During the year ended December 31, 2012 the Company entered into a series of professional service contracts with an entity that a member of the Company’s Board of Directors has an ownership interest in.  The aggregate contract value was $370,000 and the Company paid the professional services firm approximately $188,000 during the year ended December 31, 2012.

  In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2,500,000. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

  Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2,500,000. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

  As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.

6.    INVENTORY

          Inventories of $262,000 as of December 31, 2012 were comprised of work in process of $254,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $45,000 as of December 31, 2011 were comprised of work in process of $29,000 representing direct labor costs on in-process projects and finished goods of $16,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

7.    PROPERTY AND EQUIPMENT

          Property and equipment at December 31, 2012 and 2011, consists of:

($ in thousands)	2012	2011

Equipment	$950	$770
Furniture	75	66
	1,025	836
Less accumulated depreciation	(875)	(818)
	$150	$18

          Total depreciation expense for the years ended December 31, 2012 and 2011 was approximately $47,000 and $13,000, respectively.

8.    ACCRUED LIABILITIES

          Principal components of accrued liabilities consist of:

($ in thousands)	December 31, 2012	December 31, 2011

Compensated absences	$248	$256
Wages, payroll taxes and sales commissions	32	84
Customer deposits	60	240
Liquidated damages	200	182
Royalties	251	251
Board of directors fees	—	527
Pension and employee benefit plans	140	46
Income and sales taxes	125	186
Interest and dividends	87	82
Other	123	151
	$1,266	$2,005

9.    NOTES PAYABLE

	December 31, 2012	December 31, 2011
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $65 and $110 at December 31, 2012 and 2011, respectively. Discount on notes is $0 at December 31, 2012 and 2011. Notes were due January 2010. In January 2013, the Company received an extension to June 30, 2014. Notes callable at any time at option of holder.	65	110
Total notes payable to related parties	65	110

Total notes payable	65	110
Less current portion	(65)	(110)
Long-term notes payable	$—	$—

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

          The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2014 however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.

10.   DERIVATIVE LIABILITIES

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

          The Company uses a Monte-Carlo simulation methodology and the Black Scholes valuation model in the determination of the fair value of the Derivative Liabilities.  The Monte-Carlo simulation methodology is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the Derivative Liabilities and assumptions regarding future financings. The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc. to perform the Monte Carlo simulations.

          The Black-Scholes valuation model is affected by the Company’s stock prices as well as assumptions regarding the expected stock price volatility of the term of the derivative liabilities in addition to interest rates and dividend yields.

          As of December 31, 2011, the Company had approximately 18,547,500 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2011 was approximately $11,824,000, which is reflected as a non-current liability in the consolidated balance sheet as of December 31, 2011.  On March 21, 2012, the Company amended 12,252,500 warrants such that these warrants no longer qualify as derivative liabilities.  The Company determined the change in fair value from the date of previous measurement (December 31, 2011) to the date of amendment (March 21, 2012) for these warrants and recorded approximately $5,110,000 in expense.  Such expense is included in Company’s consolidated statement of operations for the year ended December 31, 2012 under the caption “Change in fair value of derivative liabilities”.

          Additionally, as a result of the agreements to amend the warrants and the warrants no longer qualifying for derivative liability treatment, the Company reclassified $13,588,000 of derivative liabilities into a component of additional paid-in capital in the Company's consolidated financial statements for the year ended December 31, 2012.

          During the year ended December 31, 2012, 1,067,617 warrants qualifying for derivative liability treatment were cashless exercised resulting in the issuance of 636,780 shares of common stock with an aggregate fair value of approximately $708,000. Also, during the year ended December 31, 2012, 3,947 warrants qualifying for derivative liability treatment were exercised for cash proceeds of approximately $2,000 resulting in the issuance of 3,947 shares of common stock.

11.    INCOME TAXES

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

The Company’s uncertain position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax position could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2012 and 2011 was $4,000 and $49,000, respectively.

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

The significant components of the income tax provision (benefit) are as follows:

($ in thousands)	Year Ended December 31,
	2012	2011
Current
Federal	$—	$—
State	—	—
Foreign	22	(19)

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$22	$(19)

The principal components of the Company’s deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

($ in thousands)	2012	2011

Net operating loss carryforwards	$11,554	$10,654
Intangible assets	653	768
Stock based compensation	1,089	862
Reserves and accrued expenses	6	5
Other	(140)	(143)
	13,162	12,146
Less valuation allowance	(13,162)	(12,146)

Net deferred tax assets	$—	$—

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2012	2011

Amounts computed at statutory rates	$(3,465)	$(1,081)
State income tax, net of federal benefit	(81)	50
Expiration of net operating loss carryforwards	473	603
Non-deductible interest	1,602	163
Foreign taxes	473	528
Other	4	(1)
Net change in valuation allowance on deferred tax assets	1,016	(281)

	$22	$(19)

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

At December 31, 2012 and 2011, the Company had federal and state net operating loss carryforwards, a portion of which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2013 through 2032. The state net operating loss carryforwards expire at various dates from 2013 through 2022.

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

Tax returns for the years 2008 through 2012 are subject to examination by taxing authorities.  The Company is currently undergoing a routine sales and use tax audit for the State of Washington.

12.    COMMITMENTS AND CONTINGENCIES

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

Litigation

           On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine.  To date, Blue Spike has filed similar suits asserting claims of patent infringement against a total of approximately eighty-five companies between August 9, 2012 and February 6, 2013. The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego. Neither motion has yet been ruled upon. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

Leases

           In December 2010, we entered into a new lease agreement and relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California. The lease term commenced in December 2010 and ends on December 31, 2013. In April 2012, we extended the term of this lease to October 31, 2014. We are obligated under the lease to pay base rent and certain operating costs and taxes for the building. Future minimum rent payments will be approximately $114,000 in 2013, and $98,000 in 2014. Our rent was abated at a rate of 50% for the first 12 months of the lease. Under the lease, we were required to provide a security deposit in the amount of approximately $9,500.

           In April 2012, we entered into an amendment of our corporate headquarters lease whereby we leased an additional 2,560 square feet of space.  The lease term commenced in May 2012 and ends on October 31, 2014.  Future minimum rent payments will be approximately $50,000 in 2013 and $43,000 in 2014.

           In April 2012, we entered into a lease extension of our Portland, Oregon offices whereby we extended the lease term for a period of 36 months commencing November 1, 2012 until October 31, 2015.  Future minimum rent payments will be approximately $141,000 in 2013, $146,000 in 2014 and $124,000 in 2015.

           In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

           At December 31, 2012, future minimum lease payments are as follows:

($ in thousands)
2013	$418
2014	$332
2015	$169
2016	$11
2017 and thereafter	$—
$930

Rental expense incurred under operating leases for the years ended December 31, 2012 and 2011 was approximately $521,000 and $476,000, respectively.

13.    EQUITY

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

            The Company had 239,400 shares of Series B Preferred outstanding as of December 31, 2012 and 2011. At December 31, 2012 and 2011, the Company had cumulative undeclared dividends of approximately $8,000 ($0.03 per share) and $187,000 ($0.78 per share), respectively. There were no conversions of Series B Preferred into common stock during the year ended December 31, 2012 or 2011.

           Common Stock

           The following table summarizes outstanding common stock activity for the following periods:

Common Stock

Shares outstanding at December 31, 2010	23,838,777
Shares issued pursuant to the Qualified Financing	20,090,000
Conversion of preferred stock into common	11,768,525
Conversion of convertible debt into common stock	9,774,559
Shares issued pursuant to warrants exercised for cash	1,310,000
Shares issued pursuant to cashless warrants exercised	1,194,547
Shares issued pursuant to options exercised	14,587
Shares issued as compensation in lieu of cash	10,000
Recoup of forfeited restricted stock grants	(12,079)
Shares outstanding at December 31, 2011	67,988,916
Shares issued pursuant to warrants exercised for cash	7,052,647
Shares issued pursuant to cashless warrants exercised	1,573,362
Shares issued pursuant to options exercised	24,924
Shares outstanding at December 31, 2012	76,639,849

        During the year ended December 31, 2012, the Company issued 24,924 shares of common stock pursuant to the exercise of 24,924 options for cash proceeds of approximately $7,000.  During the year ended December 31, 2012, the Company issued 7,052,647 shares of common stock pursuant to the exercise of 7,052,647 warrants for cash proceeds of approximately $3,527,000. During the year ended December 31, 2012, the Company issued 1,573,362 shares of common stock pursuant to the cashless exercise of 2,905,628 warrants.

Warrants

As of December 31, 2012, warrants to purchase 18,788,485 shares of common stock at prices ranging from $0.50 to $1.67 were outstanding. All warrants are exercisable as of December 31, 2012 and expire at various dates through December 2016, with the exception of an aggregate of 250,000 warrants, which become exercisable only upon the attainment of specified events.

The following table summarizes warrant activity for the following periods:
	Warrants	Weighted-
		Average
		Exercise Price

Balance at December 31, 2010	19,737,612	$0.54
Granted	12,802,500	$0.52
Expired / Canceled	(546,044)	$0.50
Exercised	(3,540,308)	$0.50
Balance at December 31, 2011	28,453,760	$0.52
Granted	305,000	$0.92
Expired / Canceled	(12,000)	$0.50
Exercised	(9,958,275)	$0.50
Balance at December 31, 2012	18,788,485	$0.56

During the year ended December 31, 2012, there were 2,905,628 warrants exercised pursuant to cashless transactions and 12,000 warrants expired. During the year ended December 31, 2012, there were 7,052,647 warrants exercised for cash resulting in cash proceeds to the Company of approximately $3,526,000. The Company issued 1,573,362 shares of its common stock pursuant to cashless warrant exercises and 7,052,647 shares of its common stock pursuant to warrants exercised for cash.

               During the year ended December 31, 2012, the Company issued to Vocel a warrant to purchase 150,000 shares of the Company’s common stock (“Purchaser Warrant”).  The Purchaser Warrant is exercisable at $0.88 per share and vests 100% at such time as the Company has derived $500,000 of gross revenue from the sale or license of the purchased intellectual property (“Warrant Vesting Date”).  The Purchaser Warrant is exercisable for a period of three years from the Warrant Vesting Date. The Purchaser Warrant did not vest during the year ended December 31, 2012 as the $500,000 gross revenue threshold was not met.

               During the year ended December 31, 2012, the Company issued to certain consultants warrants to purchase 50,000 shares of the Company’s common stock. Such warrants were issued upon the attainment of certain performance conditions, are exercisable at $1.10 per share and have a three year term. The Company determined the grant date fair value of these warrants using the Black-Scholes valuation model to be approximately $25,000.  Such expense is recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012 as a component of general and administrative expense.

               During the year ended December 31, 2012, the Company issued to certain consultants warrants to purchase 100,000 shares of the Company’s common stock. Such warrants are exercisable at $0.98 per share and have a two year term from the date of issuance. The warrants will vest 100% at such time as the Company has derived $1.5 million of gross revenue from the consultant’s efforts. These warrants did not vest during the year ended December 31, 2012 as the $1.5 million gross revenue threshold was not met.

      During the year ended December 31, 2012, the Company issued to certain consultants warrants to purchase 5,000 shares of the Company’s common stock. Such warrants are exercisable at $1.25 per share and have a two year term from the date of issuance. The Company determined the grant date fair value of these warrants using the Black-Scholes valuation model to be approximately $2,000.  Such expense is recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012 as a component of sales and marketing expense.

               The following table summarizes information regarding the warrants outstanding as of December 31, 2012:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$0.50	17,029,456	2.97	$0.50

$0.60	200,000	1.76	$0.60

$0.80	150,000	5.00	$0.80

$0.98	100,000	1.63	$0.98

$1.00	265,280	1.58	$1.00

$1.10	50,000	2.59	$1.10

$1.20	270,833	0.20	$1.20

$1.25	305,000	0.46	$1.25

$1.67	417,916	0.23	$1.67

	18,788,485

14.    STOCK BASED COMPENSATION

Stock Options

As of December 31, 2012, the Company had two active stock-based compensation plans; the 1999 Stock Option Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”).

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

A summary of the activity under the Company’s stock option plans is as follows:
	Options		Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
		Price	Term (Years)
Balance at December 31, 2010	1,463,295	$0.71	8.1
Granted	367,000	$1.11	—
Expired/Cancelled	(107,995)	$1.35	—
Exercised	(14,587)	$0.28	—

Balance at December 31, 2011	1,707,713	$0.76	7.6
Granted	1,437,500	$0.89	—
Expired/Cancelled	(89,068)	$0.92	—
Exercised	(24,924)	$0.29	—

Balance at December 31, 2012	3,031,221	$0.82	7.9

At December 31, 2012, a total of 3,031,221 options were outstanding of which 1,412,803 were exercisable at a weighted average price of $0.72 per share with a remaining weighted average contractual term of approximately 6.5 years.  The Company expects that, in addition to the 1,412,803 options that were exercisable as of December 31, 2012, another 1,618,418 will ultimately vest resulting in a combined total of 3,031,221.  Those 3,031,221 shares have a weighted average exercise price of $0.82, an aggregate intrinsic value of approximately $423,000 and a weighted average remaining contractual life of 7.9 years as of December 31, 2012.

During the year ended December 31, 2012, there were 24,924 options exercised which resulting in proceeds of approximately $7,000 to the Company.  During the year ended December 31, 2011, there were 14,587 options exercised which resulting in proceeds of approximately $4,000 to the Company.

The intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was approximately $14,000 and $0, respectively. The intrinsic value of options exercisable at December 31, 2012 and 2011 was approximately $389,000 and $333,000, respectively.  The aggregate intrinsic value for all options outstanding as of December 31, 2012 and 2011 was approximately $423,000 and $364,000, respectively.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining Life	Average	Number	Average
	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$0.17–0.27	478,221	6.0	$0.19	478,721	$0.19
$0.54-0.74	809,000	7.7	$0.72	534,758	$0.71
$0.77-1.15	1,642,000	8.8	$0.96	297,324	$1.06
$1.45-2.74	102,000	3.0	$2.28	102,000	$2.28
Total	3,031,221			1,412,803

           At December 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $381,000, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.

At December 31, 2011, there were 644,435 shares outstanding and un-exercisable as they had not yet met the vesting criteria.  Those options had a weighted-average grant-date fair value of approximately $0.85.  During the year ended December 31, 2012, 440,566 shares vested with a weighted-average grant-date fair value of approximately $0.81 and approximately 89,068 shares forfeited or expired, of which 45,070 were vested and exercisable, with a weighted-average grant-date fair value of $0.69 resulting in 1,412,803 shares exercisable, with a weighted-average grant-date fair value of approximately $0.61 as of December 31, 2012.

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2012 and 2011 was $0.71 and $1.00, respectively. At December 31, 2012, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $803,000, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

Restricted Stock Awards

           In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $37,000 and $39,000 for the year ended December 31, 2012 and 2011, respectively.

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

Common Stock Reserved for Future Issuance

The following table summarizes the common stock reserved for future issuance as of December 31, 2012:

Common Stock

Convertible preferred stock – Series B	45,384
Convertible notes payable	171,183
Stock options outstanding	3,031,221
Warrants outstanding	18,788,485
Restricted stock grants	240,000
Authorized for future grant under stock option plans	955,934
23,232,207

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2012, the Company authorized a discretionary contribution of approximately $87,000 for the 2012 plan year.  Such contribution was paid in January, 2013. In 2011, the Company made contributions of approximately $88,000 for the 2011 plan year.

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

($ in thousands)	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$1,846	$1,770
Service cost	2	2
Interest cost	87	91
Actuarial gain (loss)	(7)	(9)
Effect of exchange rate changes	103	(8)
Effect of curtailment	—	—
Benefits paid	—	—
Benefit obligation at end of year	2,031	1,846

Change in plan assets:
Fair value of plan assets at beginning of year	1,455	1,369
Actual return of plan assets	36	41
Company contributions	42	45
Benefits paid	—	—
Effect of exchange rate changes	97	—
Fair value of plan assets at end of year	1,630	1,455

Funded status	(401)	(391)
Unrecognized actuarial loss (gain)	317	334
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(317)	(334)
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(401)	$(391)

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	11.5%	2.2%
Debt securities	81.0%	93.9%
Other	7.5%	3.9%
Total	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	$2	$2
Interest cost on projected benefit obligations	87	91
Expected return on plan assets	—	—
Amortization of prior service costs	—	—
Amortization of actuarial loss	—	—
Net periodic benefit costs	$89	$93

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	4.6%	4.6%
Expected return on plan assets	4%	4%
Rate of compensation increase	N/A	N/A
The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$2,031	$1,846
Accumulated benefit obligation	$2,031	$1,846
Fair value of plan assets	$1,630	$1,455

As of December 31, 2012, the following benefit payments are expected to be paid as follows:

2013	$—
2014	$—
2015	$17
2016	$18
2017	$95
2018 — 2022	$523

The Company made contributions to the plan of approximately $42,000 and $45,000 during years 2012 and 2011, respectively.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. The Company’s pension assets are classified within Level 1 of the fair value hierarchy, as defined under ASC 820, because they are valued using market prices. The pension assets are primarily comprised of the cash surrender value of insurance contracts. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The measurement date used to determine the benefit information of the plan was January 1, 2013.

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income is the combination of the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, “Compensation - Retirement Benefits - Defined Benefit Plans – Pension” and the accumulated gains or losses from foreign currency translation adjustments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted average exchange rates for the reporting period.  All items are shown net of tax.

As of December 31, 2012 and 2011, the components of accumulated other comprehensive loss were as follows:

($ in thousands)
	2012	2011

Additional minimum pension liability	$43	$42
Foreign currency translation adjustment	(182)	(107)
Ending balance	$(139)	$(65)

18.    SUBSEQUENT EVENTS

On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2014, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.

During January 2013, holders of 31,539 warrants exercised such warrants for cash resulting in the issuance of 31,539 shares of common stock and cash proceeds to the Company of approximately $16,000.

During January 2013, holders of 10,000 options exercised such options for cash resulting in the issuance of 10,000 shares of common stock and cash proceeds to the Company of approximately $2,000.

During February and March 2013, holders of 1,867,253 warrants cashless exercised their warrants resulting in the issuance of 959,358 shares of common stock.

        In March 2013, the Company issued 410,000 options under existing stock-based compensation plans to certain members of senior management, certain members of the Board of Directors and certain employees. Such options have an exercise price of $0.93 per share.

During the three months ended March 31, 2013, the Company issued to certain consultants warrants to purchase an aggregate of 85,000 common shares of the Company’s common stock. Such warrants have exercise prices ranging from $1.08 to $1.15 per share and have terms ranging from one to two years from the date of issuance.

In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2,500,000. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2,500,000. In the event of such financing, the outstanding balance due under the terms of the credit facility shall be due and payable upon demand.

As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.