Form 10-K/A
period 2012-12-31
IMAGEWARE SYSTEMS INC
filed 2013-04-30
CIK 941685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR
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
San Diego, California 92127
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on June 30, 2012, as reported on the Pink Sheets was $35,575,000. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of April 22, 2013, there were 77,892,824 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of ImageWare Systems, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013 (the “Original Filing”). The sole purpose of this Amendment is to include information previously omitted from Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

    In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

    For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and the exhibit list of the Original Filing have been amended and restated in their entirety.

    Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

IMAGEWARE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

		Page Number
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions, and Director Independence	12
Item 14.	Principal Accounting Fees and Services	13
Signatures
Index to Exhibits		14

-i-

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The Board of Directors and executive officers consist of the persons named in the table below. Each director serves for a one year term, until his or her successor is elected and qualified, or until earlier resignation or removal.  The bylaws provide that the number of directors shall not be less than four, but no more than seven.  The directors and executive officers are as follows:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	59	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	60	Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Mr. David Harding	43	Vice President, Chief Technical Officer
Mr. David Carey	68	Director
Mr. Guy Steve Hamm	65	Director
Mr. David Loesch	68	Director
Mr. John Cronin	57	Director
Mr. Neal Goldman	68	Director
Mr. Charles Crocker	73	Director

    S. James Miller, Jr. has served as our Chief Executive Officer since 1990 and Chairman of the Board since 1996. He also served as our President from 1990 until 2003. From 1980 to 1990, Mr. Miller was an executive with Oak Industries, Inc., a manufacturer of components for the telecommunications industry. While at Oak Industries, Mr. Miller served as a director and as Senior Vice President, General Counsel, Corporate Secretary and Chairman/President of Oak Industries’s Pacific Rim subsidiaries. He has a J.D. from the University of San Diego School of Law and a B.A. from the University of California, San Diego.

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

    David Harding. Mr. Harding has served as our Vice President and Chief Technology Officer since January 2006. Before joining us, Mr. Harding was the Chief Technology Officer at IC Solutions, Inc., where he was responsible for all technology departments including the development and management of software development, IT and quality assurance, as well as their respective hardware, software and human resource budgets from 2001 to 2003. He was the Chief Technology Officer at Thirsty.com from 1999 to 2000, the Chief Technology Officer at Fulcrum Point Technologies, Inc., from 1996 to 1999, and consultant to Access360, which is now part of IBM/Tivoli, from 1995 to 1996.

    David Carey was appointed to the Board in February 2006. Mr. Carey is a former Executive Director of the Central Intelligence Agency.  Since July 2009, Mr. Carey has served as an Outside Director on the Special Security Agreement (SSA) Board of DRS Technologies, a Finmeccanica s.p.a company.  Mr. Carey also serves on a number of Advisory Boards, including the Advisory Board of Raytheon TCS (Trusted Computer Solutions). Mr. Carey also consults with companies both independently and as an affiliate of both the Command Consulting Group and D4 Consulting.  From April 2005 to August of 2008, Mr. Carey served as Executive Director for Blackbird Technologies, which provides state-of-the-art IT security expertise, where he assists the company with business development and strategic planning. Prior to joining Blackbird Technologies, Mr. Carey was Vice President, Information Assurance for Oracle Corporation from September 2001 to April 2005. In addition, Mr. Carey worked for the CIA for 32 years until 2001. During his career at the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer, or No. 3 person in the agency, from 1997 to 2001. Before assuming that position, Mr. Carey was Director of the DCI Crime and Narcotics Center, the Director of the Office of Near Eastern and South Asian Analysis, and Deputy Director of the Office of Global Issues. Mr. Carey is a graduate of Cornell University and the University of Delaware.

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

    Guy Steve Hamm was appointed to the Board in October 2004. Mr. Hamm served as CFO of Aspen Holding, a privately held insurance provider, from December 2005 to February 2007. In 2003, Mr. Hamm retired from PricewaterhouseCoopers, where he was a national partner-in-charge of middle market. Mr. Hamm was instrumental in growing the Audit Business Advisory Services (ABAS) Middle Market practice at PricewaterhouseCoopers, where he was responsible for $300 million in revenue and more than 100 partners. Mr. Hamm is an adjunct professor in accounting at Chapman University.  Mr. Hamm is a graduate of San Diego State University.

    The Nominating and Corporate Governance Committee believes that Mr. Hamm’s experience in public accounting, together with his management experience as a Chief Financial Officer, provide the Audit Committee of the Board with the expertise needed to oversee the Company’s finance and accounting professionals, and the Company’s independent public accountants.

    David Loesch was appointed to the Board in September 2001 after 29 years of service as a Special Agent with the Federal Bureau of Investigations (“FBI”). At the time of his retirement from the FBI, Mr. Loesch was the Assistant Director in Charge of the Criminal Justice Information Services Division of the FBI. Mr. Loesch was awarded the Presidential Rank Award for Meritorious Executive in 1998 and has served on the board of directors of the Special Agents Mutual Benefit Association since 1996. He is also a member of the International Association of Chiefs of Police and the Society of Former Special Agents of the FBI, Inc.  In 1999, Mr. Loesch was appointed by former Attorney General Janet Reno to serve as one of 15 original members of the Compact Council, an organization charged with promulgating rules and procedures governing the use of and exchange of criminal history records for non-criminal justice use. Mr. Loesch served in the United States Army as an Officer with the 101st Airborne Division in Vietnam. He holds a Bachelor’s degree from Canisius College and a Master’s degree in Criminal Justice from George Washington University. Mr. Loesch continues to work as a private consultant on criminal justice information sharing and the use of biometrics to help identify criminals and individuals of special concern.

    The Nominating and Corporate Governance Committee believes that Mr. Loesch’s extensive service as a Special Agent with the FBI, together with his knowledge of security issues relevant to the Company’s products and markets, provides the Company and the Board of Directors with relevant input regarding the industries in which the Company competes, and the markets served by the Company.

    John Cronin was appointed to the Board in February 2012. Mr. Cronin is currently Managing Director and Chairman of ipCapital Group, Inc. ("ipCG"), an intellectual property consulting firm Mr. Cronin founded in 1998.  During his time with ipCG, Mr. Cronin created both a unique ipCapital System® Methodology for consulting, as well as a world-class licensing and transaction process, and worked with over 700 companies, including more than 10% of the Fortune 500. Prior to forming ipCG, Mr. Cronin spent over 17 years at IBM and became its top inventor with over 100 patents and 150 patent publications. He created and ran the IBM Patent Factory, which was essential in helping IBM become number one in US patents, and the team that contributed to the startup and success of IBM's licensing program. Additionally, Mr. Cronin serves as a member of the Board of Directors at Vermont Electric Power Company (VELCO), Armor Designs, Inc., Document Security Systems, and Primal Fusion, Inc, and GraphOn and as a member of the advisory board for innoPad, Inc. He holds a B.S. (E.E.), an M.S. (E.E), and a B.A. degree in Psychology from the University of Vermont.

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

    Neal Goldman was appointed to the Board in August 2012. Mr. Goldman is currently president, chief compliance officer and a director of Goldman Capital Management, Inc., an employee owned investment advisor that he founded in 1985. Additionally, Mr. Goldman is a member of the CFA institute and serves as a member of the Board of Directors and Compensation Committee for Blyth, Inc., a New York Stock Exchange-listed designer and marketer of home decorative and fragrance products.

    Mr. Goldman is the Company’s largest shareholder, and has significant investment experience.  As a result, the Nominating and Corporate Governance Committee believes that Mr. Goldman can provide valuable guidance to the Board of Directors as it seeks to build shareholder value.

    Charles Crocker was appointed to the Board in September 2012. Mr. Crocker currently serves as Chairman and CEO of Crocker Capital, a private investment company. Mr. Crocker also serves as a director of Franklin Resources, Inc., Teledyne Technologies, Inc., Fiduciary Trust International, Bailard, Inc. and Mercator MedSystems. Franklin Resources, Inc. and Teledyne Technologies, Inc. are both publically traded companies. Beyond his corporate duties, Mr. Crocker serves as a Trustee of the Mary A. Crocker Trust, the Cypress Lawn Cemetery Association and the Fine Arts Museums Foundation of San Francisco. Mr. Crocker received his B.S. degree from Stanford University and M.B.A. from the University of California, Berkley.

    The Nominating and Corporate Governance Committee believes that Mr. Crocker’s significant experience serving on boards of directors, together with his investment experience, assists the Company’s Board of Directors in its deliberations and contributes to the governance of the Board.

Significant Employee

    The Company has also identified the following person as a significant employee of the Company:

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements were complied with in a timely manner.

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

    Audit Committee

    The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Chairman), Carey and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert, as currently defined under current SEC rules.  The Audit Committee met three times during the year ended December 31, 2012.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable NASDAQ and SEC rules and regulations.

    Compensation Committee

    The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans.   The Compensation Committee currently consists of Messrs. Carey (Chairman), Cronin and Goldman, each of whom is a non-management member of our Board of Directors. The Compensation Committee met six times during the year ended December 31, 2012. Although Mr. Carey meets the criteria for independence under the applicable NASDAQ and SEC rules and regulations, Messrs. Cronin and Goldman are not considered independent under such requirements.

    Nominating and Corporate Governance Committee

    The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the nonemployee members of the Board.   The Nominating and Corporate Governance Committee met four times during the year ended December 31, 2012. We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable NASDAQ and SEC rules and regulations.

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

Summary Compensation Table

    The following table sets forth certain information about the compensation paid or accrued during the year ended December 31, 2012 and 2011 to our Chief Executive Officer and the Company's two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2012, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)(2)		All Other Compensation	Total

S. James Miller, Jr. Chairman of the Board and Chief Executive Officer	2012	$352,915	$-	$211,019		$16,474	$580,408
	2011	331,428	-	100,565		16,745	448,738
			-
Wayne G. Wetherell Senior Vice President Chief Financial Officer, Secretary, and Treasurer	2012	211,146		45,585		11,575	68,306
	2011	198,291	-	24,836	(3)	-	223,127

David Harding Vice President and Chief Technical Officer	2012	227,257		114,826			342,083
	2011	191,000	-	20,719	(3)	-	211,719

(1)	All option awards were granted under the 1999 Stock Award Plan (the “1999 Plan”).

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2012, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2012. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 99% to 135%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2012 and 2011 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2012 and 2011 was 2.6%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2012 and 2011, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2012 and 2011. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

    The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2012:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Unearned Options: Exercisable (#)	Number of Securities Underlying Unexercised Unearned Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
S. James Miller, Jr.	100,000	0	$0.20	1/27/2019	26,385	$$22,427
	167,750	15,250	$0.73	1/29/2020
	131,250	93,750	$1.11	3/10/2021
	0	450,000	$0.92	2/2/2022

Wayne G. Wetherell	60,000	0	$0.20	1/27/2019	13,630	$$11,586
	55,000	5,000	$0.73	1/29/2020
	0	100,000	$0.92	2/2/2022

David Harding	50,000	0	$0.20	1/27/2019	8,750	$$7,438
	73,333	6,667	$0.73	1/29/2020
	0	325,000	$0.92	2/2/2022

EMPLOYMENT AGREEMENTS

    S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller serves as President and Chief Executive Officer, which agreement was amended each year to extend the term to December 31, 2013. This agreement provides for annual base compensation in the amount of $291,048, which amount will be increased based on cost-of-living increases. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

    Wayne Wetherell. On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement was originally for a three-year term ending September 30, 2008; however, the agreement was amended to extend the expiration date to December 31, 2012.  Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Wetherell will serve as our Chief Financial Officer through December 31, 2103 for a semi-monthly base salary of $8,639.

    David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement was originally for a two-year term, ending on May 21, 2009; however, the agreement was amended to extend the expiration date to December 31, 2012. Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Harding will serve as our Vice President and Chief Technical Officer through December 31, 2013 for a semi-monthly base salary of $9,375.

    Chuck AuBuchon.   On January 1, 2013, we entered into an employment agreement with Mr. AuBuchon, pursuant to which Mr. AuBuchon will serve as our Vice President – Business Development through December 31, 2013 for a semi-monthly base salary of $6,875.

    Under the terms of Messrs. Wetherell’s, Harding’s and AuBuchon’s employment agreements dated January 1, 2013, we will reimburse them for reasonable expenses incurred in connection with our business.  In addition, Messrs. Wetherell, Harding and AuBuchon will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of six months; (iii) immediate vesting of 50% of their outstanding stock options and restricted stock awards. In the event that their employment is terminated within six months prior to or thirteen months following a change of control (defined below), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

    For purposes of the above-referenced agreements, termination for “cause” generally means the executive’s commission of an act of fraud or similar conduct which is intended to result in substantial personal enrichment of the executive, conviction or plea of nolo contendere to a felony, gross negligence or breach of fiduciary duty that results in material injury to us, material breach of the executive’s proprietary information agreement that is materially injurious to us, willful and material failure to perform his duties as an officer or employee of ours or material breach of his employment agreement and the failure to cure such breach in a specified period of time or a violation of a material policy of ours that is materially injurious to us. A “change in control” as used in these agreements generally means the occurrence of any of the following events: (i) the acquisition by any person or group of 50% or more of our outstanding voting stock, (ii) the consummation of a merger, consolidation, reorganization, or similar transaction other than a transaction: (1) in which substantially all of the holders of our voting stock hold or receive directly or indirectly 50% or more of the voting stock of the resulting entity or a parent company thereof, in substantially the same proportions as their ownership of the Company immediately prior to the transaction; or (2) in which the holders of our capital stock immediately before such transaction will, immediately after such transaction, hold as a group on a fully diluted basis the ability to elect at least a majority of the directors of the surviving corporation (or a parent company); (iii)  there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of us and our Subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of us and our Subsidiaries to an entity, 50% or more of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or (iv)  individuals who, on the date the applicable agreement was adopted by the Board, are Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Directors; provided, however, that if the appointment or election (or nomination for election) of any new Director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of the applicable agreement, be considered as a member of the Incumbent Board.

DIRECTOR COMPENSATION

    Each of our non-employee directors receives a monthly retainer of $3,000 for serving on the Board of Directors. Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Chairman and $208 for the remaining members of the Audit Committee.   Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Chairman and $208 for the remaining members of the Compensation Committee.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2012 the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was approximately $223,500.  During that same period a total of approximately $518,500 was paid to non-employee directors to cover board fees that had been accrued in prior years but not paid.

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

    The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2012, other than a director who also served as an executive officer.

	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($) (9)	All Other Compensation ($)	Total ($)
John Callan(1)	2012	41,000	-	(2)	5,540	-	46,540
	2011	41,000	-	(2)	1,871	-	42,871

Guy Steve Hamm	2012	41,500	-	(3)	5,540	-	46,540
	2011	41,500	-	(3)	2,411	-	43,911

David Carey	2012	40,792	-	(4)	5,540	-	46,332
	2011	38,500	-	(4)	1,871	-	40,371

David Loesch	2012	38,500	-	(5)	5,540	-	44,040
	2011	38,500	-	(5)	1,871	-	40,371

John Cronin(6)	2012	33,743	-		11,891	-	45,634
	2011	-	-		-	-	-

Neal Goldman(7)	2012	16,422	-		-	-	16,422
	2011	-	-		-	-	-

Charles Crocker(8)	2012	11,500	-		5,906	-	17,406
	2011	-	-		-	-	-

(1)	Mr. Callan resigned from the Company’s Board of Directors on January 29, 2013.
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

(6)	Mr. Cronin joined the Board of Directors in February 2012.
(7)	Mr. Goldman joined the Board in August 2012.
(8)	Mr. Crocker joined the Board in September 2012.
(9)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2012 and 2011, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2012 and 2011. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information with respect to the ownership of our common stock as of April 15, 2013, by (i) each person who is known by us to own of record or beneficially more than 5% of our common stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of common stock. Shareholdings include shares held by family members. Unless otherwise noted, the addresses of the individuals listed below are 10815 Rancho Bernardo Road, Suite 310, San Diego, California 92127.

Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers:

S. James Miller, Jr. (3)	1,497,686	1.9%
Chairman, Chief Executive Officer

David Carey (4)	50,750	*
Director

G. Steve Hamm (5)	88,736	*
Director

David Loesch (6)	114,236	*
Director

Neal I. Goldman (7)	33,512,777	40.5%
Director

John Cronin	20,838	*
Director

Charles Crocker	0	*
Director

Wayne Wetherell (8)	494,175	*
SVP of Administration, Chief Financial Officer, Secretary

Charles AuBuchon (9)	563,979	*
VP of Business Development

David Harding (10)	370,419	*
Chief Technical Officer

Total beneficial ownership of directors and officers as a group (9 persons):	36,807,868	44.8%

5% Stockholders:

Gruber & McBaine Capital Management LLC (11)(12)(13)	7,371,016	9.46%

J. Patterson McBaine (11)(14)(15)	8,954,482	11.50%

Jon D. Gruber (11)(16)(17)	7,546,198	9.69%

Bruce Toll (18)(19)(20)	6,600,738	8.47%

Traditional Investment Fund, LTD (21)(22)(23)	6,000,000	7.70%

Revelation Capital Management Ltd. (24)(25)(26)	4,663,870	5.84%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of April 15, 2013.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 77,892,824 shares of common stock outstanding as of April 15, 2013. Options that are presently exercisable or exercisable within 60 days of April 15, 2013 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)
Includes 75,201 shares held jointly with spouse and 639,250 options exercisable within 60 days of April 15, 2013.  Also includes 122,727 warrants and notes convertible into 68,365 shares of common stock.

(4)	Includes of 18,750 options exercisable within 60 days of April 15, 2013.

(5)	Includes of 21,250 options exercisable within 60 days of April 15, 2013. Also includes 27,271 warrants and notes convertible into 24,015 shares of common stock.

(6)	Includes of 18,750 options exercisable within 60 days of April 15, 2013. Also includes 27,271 warrants and notes convertible into 24,015 shares of common stock.

(7)
Includes 4,777,632 shares issuable upon exercise of warrants.   Mr. Goldman exercises sole voting and dispositive power over 13,831,700 shares, and shared voting and dispositive power over 19,691,077 reported shares, of which 10,661,077 shares are owned by Goldman Capital Management, Inc., 6,000,000 shares are owed by Goldman Partners, LP, 3,000,000 shares are owned by the Goldman Family 2012 GST Trust and 30,000 shares are owed by The Neal and Marlene Goldman Foundation.

(8)	Includes 167,975 options exercisable within 60 days of April 15, 2013.

(9)	Includes 196,725 options exercisable within 60 days of April 15, 2013. Also includes 122,727 warrants and notes convertible into 58,527 shares of common stock.

(10)	Includes 265,419 options exercisable within 60 days of April 15, 2013.

(11)	Address for these beneficial owners is 50 Osgood Place Penthouse, San Francisco California 94133.

(12)
Based on ownership information from the Form 4 filed by Gruber & McBaine Capital Management LLC (“Gruber & McBaine”) on March 25, 2013, and Company records. Both Jon D. Gruber and J. Patterson McBaine have shared voting and dispositive power over these shares, based on information from the Schedule 13G filed by Gruber & McBaine on February 12, 2013.

(13)	Includes 153,471 shares issuable within 60 days of April 15, 2013 upon exercise of warrants held by Gruber & McBaine.

(14)	Mr. McBaine has sole voting and dispositive power over 1,583,466 shares, and shared voting and dispositive power over 7,371,016 as disclosed in Note 12 above.

(15)	Includes 79,578 shares issuable within 60 days of April 15, 2013 upon exercise of warrants held by Mr. McBaine.

(16)	Mr. Gruber has sole voting and dispositive power over 175,182 shares, and shared voting and dispositive power over 7,371,016 as disclosed in Note 12 above.

(17)	Includes 79,578 shares issuable within 60 days of April 15, 2013 upon exercise of warrants held by Mr. Gruber.

(18)	Address for this beneficial owner is 3103 Philmont Avenue, Huntingdon Pennsylvania 19006.

(19)
Based on ownership information from the Schedule 13D filed by Bruce Toll on September 5, 2012, and Company records. This figure includes 4,917,134 shares held by BET Funding LLC, of which Mr. Toll is the majority owner.

(20)	Includes 3,400,000 shares issuable within 60 days of April 15, 2013 upon exercise of held by BET Funding LLC.

(21)	Address for this beneficial owner is 795 Ridge Lake Blvd., Suite 106, Memphis Tennessee 38120.

(22)
Based on ownership information from the Schedule 13G filed by Traditional Investment Fund, LTD (“Traditional Investment”) on February 6, 2013. Mr. Thomas Wallace, manager of Traditional Investment, has shared voting and dispositive power of these shares.

(23)	Includes 2,000,000 shares issuable within 60 days of April 15, 2013 upon exercise of warrants.

(24)	Address for this beneficial owner is Canon's Court, 22 Victoria Street, Hamilton D0 HM 11.

(25)
Based on ownership information from the Schedule 13G/A filed by Revelation Special Situations Fund Ltd. (“Revelation Fund”) on April 23, 2013. Mr. Chris Kuchanny, Chairman and Chief Financial Officer of Revelation Capital Management Ltd. (“Revelation”) has shared voting and dispositive power of these shares.

(26)	Includes 2,015,280 shares issuable within 60 days of April 15, 2013 upon exercise of warrants.
* less than 1%

    The following table sets forth additional information as of December 31, 2012, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Award Plan amended and restated as of October 5, 2011	3,002,721	$0.80	955,934

Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	28,500	$2.41	—

Total	3,031,221	$0.82	955.934

DESCRIPTION OF EQUITY COMPENSATION PLANS

1999 Stock Option Plan

    The 1999 Stock Option Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase common stock of the Company. A majority of the Company’s shareholders subsequently approved an amendment to and restatement of the 1999 Plan to increase the share reserve for issuance by approximately 4.0 million shares of the Company’s common stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of common stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

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

    On November 14, 2008 the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman, and Charles AuBuchon. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.  In conjunction with the original issuance of the Related-Party Convertible Notes in 2008, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of common stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. All warrants were outstanding and exercisable as of December 31, 2012 and December 31, 2011.

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

    During the year ended December 31, 2012 the Company entered into a series of professional service contracts with an entity that John Cronin, a member of the Company’s Board of Directors, has an ownership interest in. The aggregate contract value was $370,000 and the Company paid the professional services firm approximately $188,000 during the year ended December 31, 2012.

    In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2,500,000. The credit line was extended by Neal Goldman, an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.  Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2,500,000. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

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

Director Independence

    Our Board of Directors has determined that all of its members, other than Mr. Miller, who serves as the Company’s Chief Executive Officer, Mr. Goldman, who beneficially owns 40.5% of the Company’s common stock, and Mr. Cronin, who is affiliated with a company that is a party to a series of professional service contracts with the Company, which was paid approximately $188,000 during the year ended December 31, 2012, are “independent” within the meaning of the NASDAQ and SEC rules regarding independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2012 and 2011 by Mayer Hoffman McCann P.C., the Company's independent registered public accounting firm.

	Fiscal Year Ended
	2012	2011

Audit fees	$145,000	$159,000

Audit-related fees	$-	$-

Tax fees	$-	$-

All other fees	$-	$-

Total Fees	$161,424	$159,000

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

10.38	Employment Agreement, dated January 1, 2013, between the Company and Wayne Wetherell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.39	Employment Agreement, dated January 1, 2013, between the Company and Charles AuBuchon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.40	Employment Agreement, dated January 1, 2013, between the Company and David Harding (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.41	Convertible Promissory Note dated March 27, 2013 issued by the Company to Neal Goldman (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, filed April 1, 2013).
21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1*	Consent of Independent valuation firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extention Schema**
101.CAL*	XBRL Taxonomy Extention Calculation Linkbase**
101.DEF*	XBRL Taxonomy Extention Definition Linkbase**
101.LAB*	XBRL Taxonomy Extention Label Linkbase**
101.PRE*	XBRL Taxonomy Extention Presentation Linkbase**

* Previously filed in Original Filing.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 30, 2013	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President