Form 10-Q
period 2013-03-31
IMAGEWARE SYSTEMS INC
filed 2013-05-10
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock, with $0.01 par value, outstanding on May 10, 2013 was 78,023,384.

IMAGEWARE SYSTEMS, INC.
INDEX

			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1
		Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	2
		Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 (unaudited)	3
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	4
		Notes to unaudited Condensed Consolidated Financial Statements	5
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
	ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	32
	ITEM 1A.	Risk Factors	33
	ITEM 6.	Exhibits	33

SIGNATURES

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,205	$4,225
Accounts receivable, net of allowance for doubtful accounts of $3 at March 31, 2013 and December 31, 2012	532	328
Inventory, net	371	262
Other current assets	92	86
Total Current Assets	3,200	4,901

Property and equipment, net	177	150
Other assets	624	44
Intangible assets, net of accumulated amortization	193	200
Goodwill	3,416	3,416
Total Assets	$7,610	$8,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$580	$759
Deferred revenue	1,586	1,561
Accrued expenses	1,255	1,266
Notes payable to related parties	65	65
Total Current Liabilities	3,486	3,651

Derivative liabilities	2,794	2,244
Pension obligation	403	401
Other long-term liabilities	—	72
Total Liabilities	6,683	6,368

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2013 and December 31, 2012, respectively; liquidation preference $620 and $607 at March 31, 2013 and December 31, 2012, respectively.	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 77,670,511 and 76,646,553 shares issued at March 31, 2013 and December 31, 2012, respectively, and 77,663,807 and 76,639,849 shares outstanding at March 31, 2013 and December 31, 2012, respectively.	775	765
Additional paid-in capital	121,522	120,182
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(131)	(139)
Accumulated deficit	(121,177)	(118,403)
Total Shareholders’ Equity	927	2,343

Total Liabilities and Shareholders’ Equity	$7,610	$8,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product	$207	$388
Maintenance	649	733
	856	1,121
Cost of revenues:
Product	44	83
Maintenance	193	239
Gross profit	619	799

Operating expenses:
General and administrative	898	944
Sales and marketing	475	394
Research and development	920	734
Depreciation and amortization	23	12
	2,316	2,084
Loss from operations	(1,697)	(1,285)

Interest expense, net	1	4
Change in fair value of derivative liabilities	1,176	7,536
Other income	(104)	(235)
Loss before income taxes	(2,770)	(8,590)

Income tax expense	3	—
Net loss	$(2,773)	$(8,590)
Preferred dividends	(13)	(13)
Net loss available to common shareholders	$(2,786)	$(8,603)

Basic and diluted loss per common share – see Note 3:
Net loss	$(0.04)	$(0.13)
Preferred dividends	(0.00)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.13)
Basic and diluted weighted-average shares	76,846,563	67,988,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,773)	$(8,590)
Other comprehensive income (loss):
Foreign currency translation adjustment	8	(34)
Comprehensive loss	$(2,765)	$(8,624)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(2,773)	$(8,590)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	26	12
Reduction in accounts payable and accrued liabilities from the expiration of statute of limitations	(104)	(230)
Change in fair value of derivative liabilities	1,176	7,536
Warrants issued in lieu of cash paid for services	1	—
Stock-based compensation	126	150
Change in assets and liabilities
Accounts receivable	(204)	(28)
Inventory	(109)	(38)
Other assets	(6)	(59)
Accounts payable	(105)	(138)
Deferred revenue	25	379
Accrued expenses	(53)	(223)
Pension obligation	3	13
Total adjustments	776	7,374
Net cash used by operating activities	(1,997)	(1,216)

Cash flows from investing activities
Purchase of property and equipment	(49)	(77)
Net cash used by investing activities	(49)	(77)

Cash flows from financing activities
Proceeds from exercised stock options	2	—
Proceeds from exercised warrants to purchase stock	16	—
Dividends paid	—	(178)
Repayment of notes payable	—	(45)
Net cash provided by (used in) financing activities	18	(223)

Effect of exchange rate changes on cash	8	(34)
Net decrease in cash and cash equivalents	(2,020)	(1,550)

Cash and cash equivalents at beginning of period	4,225	6,773

Cash and cash equivalents at end of period	$2,205	$5,223

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$626	$13,588
Issuance of common stock warrants securing line of credit borrowing facility	$580	$—

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

Liquidity and Capital Resources

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

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement.

    The Company evaluated the line of credit agreement and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying common stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s common stock at the date the line of credit agreement was issued (commitment date). Such amounts could range from $0 to approximately $474,000 depending on the amount borrowed by the Company under the line of credit agreement.

    As of March 31, 2013, no advances were made under the unsecured line of credit agreement.

    Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of SaaS capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

    Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing.

Extension of Related-Party Note Maturity Date

    On November 14, 2008 the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.

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

    The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

    The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the SEC on April 1, 2013.

    Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013, or any other future periods.

Significant Accounting Policies

    Principles of Consolidation

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

    Operating Cycle

    Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, although they will be liquidated in the normal course of contract completion which may take more than one operating cycle.

    Use of Estimates

    The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share-based payments, assumptions used in the application of fair value methodologies to calculate the fair value of derivative liabilities, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

    Fair Value of Financial Instruments

    For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, deferred revenue and notes payable to related-parties, the carrying amounts approximate fair value due to their relatively short maturities.

    Derivative Financial Instruments

   The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

    The Company reviews the terms of common stock, preferred stock, warrants and convertible debt it issues to determine if there are embedded derivative instruments, including embedded conversion options that must be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, requiring bifurcation, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

    The Company’s revenue recognition policies are consistent with GAAP including the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition, ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, Securities and Exchange Commission Staff Accounting Bulletin 104, and ASC 605-25, Revenue Recognition, Multiple Element Arrangements. Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

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

Customer Concentration

    For the three months ended March 31, 2013, one customer accounted for approximately 18% or $152,000 of total revenues and had trade receivables at March 31, 2013 of $0. For the three months ended March 31, 2012, one customer accounted for approximately 14% or $153,000, respectively, of total revenues and had trade receivables at March 31, 2012 of $0.

Recently Issued Accounting Standards

    From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies, which are adopted by us as of the specified effective date.  Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption.

   FASB ASU No. 2012-02.  In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This new accounting standard allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under the guidance in ASU 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3.  NET LOSS PER COMMON SHARE

    Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, convertible notes payable, stock options and warrants, calculated using the treasury stock and if-converted methods.  For diluted loss per share calculation purposes, the net loss available to common shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the condensed consolidated statement of operations for the respective periods.

    The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted loss per share:
Net loss	$(2,773)	$(8,590)
Preferred dividends	(13)	(13)
Net loss available to common shareholders	$(2,786)	$(8,603)

Denominator for basic and dilutive loss per share — weighted-average shares outstanding	76,846,563	67,988,916
Net loss	$(0.04)	$(0.13)
Preferred dividends	(0.00)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.13)

    The Company has excluded the following weighted-average securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Dilutive securities	Three Months Ended March 31,
	2013	2012

Restricted stock grants	199,333	360,000
Convertible notes payable	40,805	164,950
Convertible preferred stock	46,991	46,896
Stock options	1,140,608	3,007,713
Warrants	9,160,458	28,453,760
Total dilutive securities	10,588,195	32,033,319

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

    Inventories of $371,000 as of March 31, 2013 were comprised of work in process of $346,000 representing direct labor costs on in-process projects and finished goods of $25,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $262,000 as of December 31, 2012 were comprised of work in process of $254,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

    The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $43,000 and $47,000 as of March 31, 2013 and December 31, 2012, respectively, which include accumulated amortization of $304,000 and $300,000 as of March 31, 2013 and December 31, 2012, respectively.  Amortization expense for the intangible assets was $4,000 for the three months ended March 31, 2013 and 2012.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

    In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware Corporation, whereby the Company purchased certain assets, consisting primarily of certain patents and trademarks.  The Company evaluated this transaction under ASC No. 805, Business Combinations, and determined that this transaction constituted an asset purchase. The Company determined the aggregate fair value of the consideration issued to be approximately $159,000 and has allocated this amount to the relative fair value of the assets acquired resulting in $159,000 being allocated to patents. The Company began amortization of the acquired patents in the third quarter of 2012 on a straight-line basis over their weighted-average remaining life of approximately 13.5 years. Amortization expense related to the patents was $3,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.

    The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2013 (9 months)	$21
2014	28
2015	27
2016	12
2017	12
Thereafter	93
Totals	$193

Goodwill

    The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of March 31, 2013.

NOTE 5.  NOTES PAYABLE AND LINE OF CREDIT

    Notes payable consist of the following:

($ in thousands)	March 31,	December 31,
	2013	2012
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $65 at March 31, 2013 and December 31, 2012. Discount on notes is $0 at March 31, 2013 and December 31, 2012. In January 2013, the Company received an extension to June 30, 2014. Notes callable at any time at option of holder.	$65	$65
Total notes payable to related parties	$65	$65

Total notes payable	65	65
Less current portion	(65)	(65)
Long-term notes payable	$-	$-

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

    The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014 however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.

    Line of Credit

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

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement.

    The Company evaluated the line of credit agreement and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying common stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s common stock at the date the line of credit agreement was issued (commitment date). Such amounts could range from $0 to approximately $474,000 depending on the amount borrowed by the Company under the line of credit agreement.

    As of March 31, 2013, no advances were made under the unsecured line of credit agreement.

NOTE 6.  EQUITY

    The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

    The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) outstanding as of March 31, 2013 and December 31, 2012.  At March 31, 2013 and December 31, 2012, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively.  There were no conversions of Series B Preferred into common stock during the three months ended March 31, 2013 or 2012.

Common Stock

    The following table summarizes common stock activity for the three months ended March 31, 2013:

Common Stock

Shares outstanding at December 31, 2012	76,639,849
Shares issued pursuant to options exercised for cash	10,000
Shares issued pursuant to cashless warrants exercised	982,419
Shares issued pursuant to warrants exercised for cash	31,539
Shares outstanding at March 31, 2013	77,663,807

    During the three months ended March 31, 2013, the Company issued 10,000 shares of common stock pursuant to the exercise of 10,000 options for cash proceeds of approximately $2,000.  During the three months ended March 31, 2013, the Company issued 31,539 shares of common stock pursuant to the exercise of 31,539 warrants for cash proceeds of approximately $16,000. Also during the three months ended March 31, 2013, the Company issued 982,419 shares of common stock pursuant to the cashless exercise of 1,917,253 warrants.

Warrants

    The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2012	18,788,485	$0.56
Granted	1,137,632	$0.96
Expired / Canceled	(688,749)	$1.49
Exercised	(1,948,792)	$0.50
Balance at March 31, 2013	17,288,576	$0.56

    During the three months ended March 31, 2013, the Company issued to certain consultants warrants to purchase an aggregate of 85,000 shares of the Company’s common stock. Such warrants have exercise prices ranging from $1.08 to $1.15 per share and have terms ranging from one to two years from the date of issuance. An aggregate of 80,000 of these warrants become exercisable only upon the attainment of specified events. No such events were obtained during the three months ended March 31, 2013.

    During the three months ended March 31, 2013, the company issued to an existing shareholder and member of our Board of Directors warrants to purchase 1,052,632 shares of the Company’s common stock. Such warrants have an exercise price of $0.95 per share and a term of two years from the date of issuance.

    During the three months ended March 31, 2013, there were 1,917,253 warrants exercised pursuant to cashless transactions, 31,539 warrants exercised for cash resulting in the issuance of 31,539 shares of common stock and proceeds to the Company of approximately $16,000 and 688,749 warrants that expired.

    As of March 31, 2013, warrants to purchase 17,288,576 shares of common stock at prices ranging from $0.50 to $1.25 were outstanding. All warrants are exercisable as of March 31, 2013, and expire at various dates through December 2016, with the exception of an aggregate of 330,000 warrants, which become exercisable only upon the attainment of specified events.

    Stock-Based Compensation

    As of March 31, 2013, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

    The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $126,000 and $141,000 for the three months ended March 31, 2013 and 2012, respectively.

    In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $0 and $9,000 for the three months ended March 31, 2013 and 2012, respectively.

    During March 2011, the Company granted 880,000 performance units to certain key employees that grant the holder the right to receive compensation based on the appreciation in the Company’s common stock in the event of transfer of control of the Company ("Performance Units"). As the vesting of the Performance Units is contingent upon the sale of the Company, the expense associated with the granting of the Performance Units was not material. The Performance Units issued to such key employees were terminated, and exchanged for options to purchase a total of 435,000 shares of common stock during the three month ended March 31, 2012.

    ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three months ended March 31, 2013 and 2012 ranged from 83% to 144%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the three months ended March 31, 2013 and 2012 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three months ended March 31, 2013 and 2012 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common stock in the foreseeable future.

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

    A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2012	3,031,221	$0.82
Granted	410,000	$0.93
Expired/Cancelled	(9,996)	$0.82
Exercised	(10,000)	$0.17

Balance at March 31, 2013	3,421,225	$0.83

    The per share weighted-average grant date fair value of options granted during the three months ended March 31, 2013 was $0.66.

NOTE 7.  DERIVATIVE LIABILITIES

    The Company accounts for its derivative instruments under the provisions of ASC 815, Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions. Under the provisions of ASC 815, the anti-dilution and cash settlement provisions in certain warrants (collectively the “Derivative Liabilities”) qualify as derivative instruments.

    The Company is required to mark-to-market at the end of each reporting period the value of the derivative liabilities.  The Company revalues these derivative liabilities at the end of each reporting period by using available market information and commonly accepted valuation methodologies.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values of the derivative liabilities will be the value of the Company’s common stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

    The Company uses a Monte-Carlo simulation methodology and the Black-Scholes option-pricing model in the determination of the fair value of the Derivative Liabilities. The Monte-Carlo simulation methodology is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the Derivative Liabilities and assumptions regarding future financings. The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc. to perform the Monte-Carlo simulations.

    The Black-Scholes option-pricing model is affected by the Company’s stock prices as well as assumptions regarding the expected stock price volatility of the term of the derivative liabilities in addition to interest rates and dividend yields.

    As of December 31, 2012, the Company had 5,211,229 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2012 was approximately $2,244,000, which is reflected as a non-current liability in the consolidated balance sheet as of December 31, 2012.

    As of March 31, 2013, the Company had 4,211,229 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment. The recorded fair market value of those warrants at March 31, 2013 was approximately $2,794,000. During the three months ended March 31, 2013, 1,000,000 warrants qualifying for derivative liability treatment were cashless exercised resulting in the issuance of 553,304 shares of common stock with an aggregate fair value of $626,000.

NOTE 8.  FAIR VALUE ACCOUNTING

    The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

	Fair Value at March 31, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,616	$1,616	$—	$—
Totals	$1,616	$1,616	$—	$—
Liabilities:
Derivative liabilities	$2,794	$—	$—	$2,794
Totals	$2,794	$—	$—	$2,794

	Fair Value at December 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,630	$1,630	$—	$—
Totals	$1,630	$1,630	$—	$—
Liabilities:
Derivative liabilities	$2,244	$—	$—	$2,244
Totals	$2,244	$—	$—	$2,244

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

    As of March 31, 2013, the Company had 4,211,229 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at March 31, 2013 was approximately $2,794,000 which is reflected as a non-current liability in the consolidated balance sheet as of March 31, 2013. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Black-Scholes or Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities.

    The Monte-Carlo simulation methodology is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future financings. The Black-Scholes valuation model is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to expected dividend yield and risk free interest rates appropriate for the expected term.

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

    A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2012	$2,244
Total unrealized gains	—
Included in earnings	1,176
Settlements	(626)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at March 31, 2013	$2,794

    All unrealized gains or losses resulting from changes in value of any Level 3 instruments are reflected as a separate line in the condensed consolidated statement of operations in arriving at net loss.  The Company is not a party to any hedge arrangements, commodity swap agreements or any other derivative financial instruments.

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

NOTE 9.  RELATED PARTY TRANSACTIONS

Related-Party Convertible Notes

    As more fully described in Note 5 to these consolidated financial statements, on November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related- Party Convertible Notes”), aggregating $110,000, with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman, and Charles AuBuchon. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.

    In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.  All warrants were outstanding and exercisable as of March 31, 2013 and December 31, 2012.

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

    On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.

Professional Service Contract

    During the year ended December 31, 2012 the Company entered into a series of professional service contracts with an entity that John Cronin, a member of the Company’s Board of Directors, has an ownership interest in.  The aggregate contract value was $370,000. The Company did not pay the professional services firm any monies during the three months ended March 31, 2013.

Line of Credit

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

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement.

    The Company evaluated the line of credit agreement and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying common stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s common stock at the date the line of credit agreement was issued (commitment date). Such amounts could range from $0 to approximately $474,000 depending on the amount borrowed by the Company under the line of credit agreement.

    As of March 31, 2013, no advances were made under the unsecured line of credit agreement.

NOTE 10.  CONTINGENT LIABILITIES

    During the three months ended March 31, 2013, the Company wrote off certain accounts payable and accrued liabilities totaling approximately $104,000, which is included in “Other income” in the accompanying condensed consolidated statements of operations. Such accounts payable and accrued liabilities represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

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

    Litigation

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine. To date, Blue Spike has filed similar suits asserting claims of patent infringement against a total of approximately eighty-five companies between August 9, 2012 and April 1, 2013. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego. Several other defendants have also variously filed motions to dismiss and/or to transfer the action to the Northern District of California, District of Delaware, and District of New Jersey.  No motions have yet been ruled upon. Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

    Leases

    In December 2010, we entered into a new lease agreement and relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California. The lease term commenced in December 2010 and ends on December 31, 2013. In April 2012, we extended the term of this lease to October 31, 2014. We are obligated under the lease to pay base rent and certain operating costs and taxes for the building. Future minimum rent payments will be approximately $86,000 in 2013, and $98,000 in 2014. Our rent was abated at a rate of 50% for the first 12 months of the lease. Under the lease, we were required to provide a security deposit in the amount of approximately $9,500.

    In April 2012, we entered into an amendment of our corporate headquarters lease whereby we leased an additional 2,560 square feet of space.  The lease term commenced in May 2012 and ends on October 31, 2014.  Future minimum rent payments will be approximately $38,000 in 2013 and $43,000 in 2014.

    In April 2012, we entered into a lease extension of our Portland, Oregon offices whereby we extended the lease term for a period of 36 months commencing November 1, 2012 until October 31, 2015.  Future minimum rent payments will be approximately $106,000 in 2013, $146,000 in 2014 and $124,000 in 2015.

    In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico, which are included in the future minimum lease payments at March 31, 2013.

    At March 31, 2013, future minimum lease payments are as follows:

($ in thousands)
2013 (9 months)	$283
2014	$331
2015	$168
2016	$11
2017 and thereafter	$—
$793

    Rental expense incurred under operating leases for the three months ended March 31, 2013 and 2012 was approximately $133,000 and $120,000, respectively.

NOTE 11.  SUBSEQUENT EVENTS

    In April and May 2013, the Company issued 359,577 shares of its common stock pursuant to the cashless exercise of 672,408 warrants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Line of Credit

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

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%. a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement.

    As of March 31, 2013, no advances were made under the unsecured line of credit agreement.

Extension of Related-Party Note Maturity Date

    On November 14, 2008 the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.

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

    The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of certain Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.

Critical Accounting Policies and Estimates

    The discussion and analysis of our condensed consolidated financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application.

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

    Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2013 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

    This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012.

    Product Revenue

	Three Months Ended March 31,
Net Product Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$184	$280	$(96)	(34)%
Percentage of total net product revenue	89%	72%
Hardware and consumables	$20	$85	$(65)	(76)%
Percentage of total net product revenue	10%	22%
Services	$3	$23	$(20)	(87)%
Percentage of total net product revenue	1%	6%
Total net product revenue	$207	$388	$(181)	(47)%

    Software and royalty revenue decreased 34% or approximately $96,000 during the three months ended March 31, 2013 as compared to the corresponding period in 2012. This decrease is due to lower sales of boxed identity management software through our distribution channel of approximately $11,000, lower identification software royalties and license revenue of approximately $11,000 and lower law enforcement project related revenues of $76,000.  These decreases were offset by an increase in project-oriented revenues of our identity management software into project solutions of approximately $2,000.

    Revenue from the sale of hardware and consumables decreased 76% or approximately $65,000 during the three months ended March 31, 2013 as compared to the corresponding period in 2012. The decrease resulted from lower revenues from project solutions containing hardware and consumable components.

    Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased 87% or approximately $20,000 during the three months ended March 31, 2013 as compared to the corresponding period in 2012 due primarily to the timing of completion of the service element in certain contracts.

    We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended March 31, 2013, we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive results from these efforts in the second half of 2013, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Three Months Ended March 31,
Maintenance Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$649	$733	$(84)	(11)%

    Maintenance revenue was $649,000 for the three months ended March 31, 2013 as compared to $733,000 for the corresponding period in 2012.  Identity management maintenance revenue generated from identification software solutions were $222,000 for the three months ended March 31, 2013 as compared to $238,000 during the comparable period in 2012.  The decrease of $16,000 results from the expiration of certain maintenance contracts.  Law enforcement maintenance revenues were $427,000 for the three months ended March 31, 2013 as compared to $495,000 during the comparable period in 2012. The decrease of $68,000 results from the expiration of certain maintenance contracts.

    We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

    Cost of Product Revenue

	Three Months Ended March 31,
Cost of Product Revenue:	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$25	$41	$(16)	(39)%
Percentage of software and royalty product revenue	14%	15%
Hardware and consumables	$18	$26	$(8)	(31)%
Percentage of hardware and consumables product revenue	90%	31%
Services	$1	$16	$(15)	(94)%
Percentage of services product revenue	33%	70%
Total product cost of revenue	$44	$83	$(39)	(47)%
Percentage of total product revenue	21%	21%

    The cost of software and royalty product revenue decreased 39% or approximately $16,000 for the three months ended March 31, 2013 as compared to the corresponding period of 2012. The decrease in software and royalty cost of product revenue of approximately $16,000 is due to lower software product sales of approximately $96,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

    The decrease in the cost of product revenue for our hardware and consumable sales of $8,000 or 31% for the three months ended March 31, 2013 as compared to the corresponding period in 2012 reflects the decrease in hardware and consumable revenue for the three months ended March 31, 2013 as compared to the corresponding period in 2012 combined with higher costs incurred on hardware and consumable procurements.

    The cost of services revenue decreased approximately $15,000, or 94% during the three months ended March 31, 2013 as compared to the corresponding period in 2012.  This decrease reflects lower project-oriented work in both identity management and law enforcement projects during the three months ended March 31, 2013.

    Cost of Maintenance Revenue

	Three Months Ended March 31,
Maintenance cost of revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$193	$239	$(46)	(19)%
Percentage of total maintenance revenue	30%	33%

    Cost of maintenance revenue as a percentage of maintenance revenues decreased approximately $46,000 to 30% during the three months ended March 31, 2013 from 33% for the corresponding period in 2012 due primarily to lower maintenance revenues combined with lower costs incurred due to the movement of certain technical support functions from our Canadian office to our San Diego office.

    Product Gross Profit

	Three Months Ended March 31,
Product gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$159	$239	$(80)	(33)%
Percentage of software and royalty product revenue	86%	85%
Hardware and consumables	$2	$59	$(57)	(97)%
Percentage of hardware and consumables product revenue	10%	69%
Services	$2	$7	$(5)	(71)%
Percentage of services product revenue	67%	30%
Total product gross profit	$163	$305	$(142)	(47)%
Percentage of total product revenue	79%	79%

    Software and royalty gross profit decreased 33% or approximately $80,000 for the three months ended March 31, 2013 from the corresponding period in 2012 due primarily to lower software and royalty product revenues of approximately $96,000. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

    Hardware and consumables gross profit decreased 97% or approximately $57,000 for the three month period ended March 31, 2013 as compared to the corresponding period in 2012.  This decrease was primarily due to lower hardware and consumables revenue of approximately $65,000 in the three month period ended March 31, 2013 as compared to the corresponding period in the 2012 year.

    Services gross profit decreased $5,000 or 71% due to lower professional services revenue of approximately $20,000 during the three months ended March 31, 2013 to the corresponding period in 2012.

    Maintenance Gross Profit

	Three Months Ended March 31,
Maintenance gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$456	$494	$(39)	(8)%
Percentage of total maintenance revenue	70%	67%

    Gross margins related to maintenance revenue decreased 8% for the three months ended March 31, 2013, as compared to the same period ended March 31, 2012. That decrease is due to lower maintenance revenues of approximately $84,000 combined with lower maintenance costs for maintenance requirements on certain large-scale identification projects and lower costs incurred due to the movement of certain technical support functions from the our Canadian office to our San Diego office.

    Operating Expense

	Three Months Ended March 31,
Operating expenses	2013	2012	$ Change	% Change
(dollars in thousands)

General and administrative	$898	$944	$(46)	(5)%
Percentage of total net revenue	105%	84%
Sales and marketing	$475	$394	$81	21%
Percentage of total net revenue	55%	35%
Research and development	$920	$734	$186	25%
Percentage of total net revenue	107%	65%
Depreciation and amortization	$23	$12	$11	92%
Percentage of total net revenue	3%	1%

    General and Administrative Expense

    General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of $46,000 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $126,000 due primarily to decreases in audit related fees of $110,000, decreases in various consulting and contract services of approximately $71,000 offset by increases in legal fees of approximately $24,000, increases in patent expenses of approximately $13,000, and increases in Board of Director fees of approximately $18,000.

●	Increase in personnel related expense of approximately $59,000.

●	Decrease in stock-based compensation expense of approximately $14,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $35,000.

    We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

    Sales and Marketing

    Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar increase of $81,000 during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $52,000.
●	Decrease in stock-based compensation expense of approximately $5,000.
●	Increase in professional services of approximately $47,000.
●	Increase in contract services, travel and trade show expenses and office related expenses of approximately $6,000.
●	Decrease in our Canadian and Mexico sales offices expenses of approximately $19,000.

    Research and Development

    Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $186,000 for the three months ended March 31, 2013 as compared to the corresponding period in 2012 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $115,000 due to headcount increases combined with increases in contractor and contract services of $67,000.

●	Increase in rent, office related costs and travel and trade show expenses of approximately $9,000.

●	Decrease in stock-based compensation of approximately $5,000.

    Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

    Depreciation and Amortization

    During the three months ended March 31, 2013, depreciation and amortization expense increased approximately $11,000 as compared to the corresponding period in 2012. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

    Interest Expense

    For the three months ended March 31, 2013, we recognized interest income of $0 and interest expense of $1,000. For the three months ended March 31, 2012, we recognized interest income of $2,000 and interest expense of $6,000.  Interest expense for the three months ended March 31, 2013 relates to coupon interest on our 7% related party convertible notes.

    Change in Fair Value of Derivative Liabilities

    For the three months ended March 31, 2013, we recognized non-cash expense of $1,176,000 compared to $7,536,000 for the corresponding period of 2012.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

    Other Income

    For the three months ended March 31, 2013, we recognized other income of $104,000.  For the three months ended March 31, 2012, we recognized other income of $235,000.  Other income for the three months ended March 31, 2013 is comprised of approximately $104,000 from the write-off of certain accounts payable and accrued expenses due the expiration of the legal statute of limitation on such payables and accrued liabilities. Other income for the three months ended March 31, 2012 is comprised of approximately $230,000 from the write-off of certain accounts payable due to the expiration of the legal statute of limitations on such payables and $5,000 in miscellaneous other income.

LIQUIDITY AND CAPITAL RESOURCES

    On September 10, 2012, a significant investor (“investor”) exercised warrants to purchase an aggregate total of 7.0 million shares of our common stock, resulting in $3,500,000 of net proceeds to the Company.  At March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $2,205,000 and accounts receivable, net of $532,000.  As of March 31, 2013, we had negative working capital of $286,000 which included $1,586,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of SaaS capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit to a lesser extent and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

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

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement.

    The Company evaluated the line of credit agreement and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying common stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s common stock at the date the line of credit agreement was issued (commitment date). Such amounts could range from $0 to approximately $474,000 depending on the amount borrowed by the Company under the line of credit agreement.

    As of March 31, 2013, no advances were made under the unsecured line of credit agreement.

    Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing.

    Operating Activities

    We used net cash of $1,997,000 in operating activities for the three months ended March 31, 2013 as compared to net cash used of $1,216,000 during the comparable period in 2012. During the three months ended March 31, 2013, net cash used in operating activities consisted of net loss of $2,773,000 and a decrease in working capital and other assets and liabilities of $479,000. Those amounts were offset by $1,255,000, net of non-cash costs including a $1,176,000 unrealized loss related to the change in value of our derivative liabilities, $126,000 in stock based compensation and $26,000 in depreciation and amortization offset by $74,000 of non-cash income primarily from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the three months ended March 31, 2013, we used cash of $319,000 to fund increases in current assets and used cash of $130,000 due to accrued liabilities adjustment on SOCF through decreases in current liabilities and deferred revenues, excluding debt.

    During the three months ended March 31, 2012, we used net cash of $1,216,000 in operating activities.  During the three months ended March 31, 2012, net cash used in operating activities primarily consisted of net loss of $8,590,000 and a net decrease in working capital and other assets and liabilities of $94,000.  Those amounts were offset by $7,468,000, net of non-cash costs including a $7,536,000 unrealized loss related to the change in value of our derivative liabilities, $150,000 in stock-based compensation and $12,000 in depreciation and amortization offset by $230,000 of non-cash income from the write off of certain accounts payable due to the expiration of the statute of limitations.  During the three months ended March 31, 2012, we used cash of $125,000 to fund increases in current assets and generated cash of $31,000 through increases in current liabilities and deferred revenues, excluding debt.

    Investing Activities

    Net cash used in investing activities was $49,000 for the three months ended March 31, 2013, compared to $77,000 used in the three months ended March 31, 2012. For the three months ended March 31, 2013, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $49,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the three months ended March 31, 2012, we used $77,000 to replace older equipment and software.

    Financing Activities

    We generated cash of $18,000 from financing activities for the three months ended March 31, 2013 as compared to the $223,000 used during the same period in 2012. We generated cash of $16,000 from the exercise of 31,539 common stock warrants and $2,000 from the exercise of 10,000 common stock options. During the three months ended March 31, 2012, we used cash of $45,000 to partially repay certain related party convertible note holders and used cash of $178,000 to pay dividends on our Series B Preferred Stock.

    Debt

    At March 31, 2013, we had approximately $65,000 in outstanding debt, exclusive of any debt discounts, and another $30,000 in related accrued interest.

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

    The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014 however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.

    Line of Credit

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

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement.

    The Company evaluated the line of credit agreement and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying common stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s common stock at the date the line of credit agreement was issued (commitment date). Such amounts could range from $0 to approximately $474,000 depending on the amount borrowed by the Company under the line of credit agreement.

    As of March 31, 2013, no advances were made under the unsecured line of credit agreement.

Contractual Obligations

    Total contractual obligations and commercial commitments as of March 31, 2013 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2013 (9 months)	2014	2015	2016	2017	Thereafter
7% related party promissory notes	$65	$—	$65	$—	$—	$—	$—
Operating lease obligations	793	283	331	168	11	—	—

Total	$858	$283	$396	$168	$11	$—	$—

    Real Property Leases

    In December 2010, we entered into a new lease agreement and relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California. The lease term commenced in December 2010 and ends on December 31, 2013. In April 2012, we extended the term of this lease to October 31, 2014. We are obligated under the lease to pay base rent and certain operating costs and taxes for the building. Future minimum rent payments will be approximately $86,000 in 2013, and $98,000 in 2014. Our rent was abated at a rate of 50% for the first 12 months of the lease. Under the lease, we were required to provide a security deposit in the amount of approximately $9,500.

    In April 2012, we entered into an amendment of our corporate headquarters lease whereby we leased an additional 2,560 square feet of space.  The lease term commenced in May 2012 and ends on October 31, 2014.  Future minimum rent payments will be approximately $38,000 in 2013 and $43,000 in 2014.

    In April 2012, we entered into a lease extension of our Portland, Oregon offices whereby we extended the lease term for a period of 36 months commencing November 1, 2012 until October 31, 2015.  Future minimum rent payments will be approximately $106,000 in 2013, $146,000 in 2014 and $124,000 in 2015.

    In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico, which are included in the future minimum lease payments at March 31, 2013   Those contractual lease obligations, as well as the San Diego lease, are included in the “contractual obligations” summary table above.

    Stock-based Compensation

    Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$3	$3
General and administrative	68	82
Sales and marketing	29	34
Research and development	26	31

Total	$126	$150

    Recently Issued Accounting Standards

    Please refer to the section “Recently Issued Accounting Standards” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine. To date, Blue Spike has filed similar suits asserting claims of patent infringement against a total of approximately eighty-five companies between August 9, 2012 and April 1, 2013. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego. Several other defendants have also variously filed motions to dismiss and/or to transfer the action to the Northern District of California, District of Delaware, and District of New Jersey.  No motions have yet been ruled upon. Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

ITEM 1A.  RISK FACTORS

    Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed on April 1, 2013.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2013, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS

(a)	EXHIBITS

10.1	Wetherell Employment Agreement (1)
10.2	AuBuchon Employment Agreement (1)
10.3	Harding Employment Agreement (1)
23.1	Consent of Independent Valuation Firm
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Form 8-K filed on March 7, 2013
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed note filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2013	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 10, 2013	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)