Form 10-Q
period 2013-06-30
IMAGEWARE SYSTEMS INC
filed 2013-08-14
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock, with $0.01 par value, outstanding on August 12, 2013 was 84,131,831.

IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,033	$4,225
Accounts receivable, net of allowance for doubtful accounts of $3 at June 30, 2013 and December 31, 2012	506	328
Inventory, net	427	262
Other current assets	68	86
Total Current Assets	2,034	4,901

Property and equipment, net	183	150
Other assets	543	44
Intangible assets, net of accumulated amortization	186	200
Goodwill	3,416	3,416
Total Assets	$6,362	$8,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$498	$759
Deferred revenue	1,392	1,561
Accrued expenses	1,297	1,266
Notes payable to related parties	65	65
Total Current Liabilities	3,252	3,651

Derivative liabilities	1,260	2,244
Pension obligation	418	401
Other long-term liabilities	—	72
Total Liabilities	4,930	6,368

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2013 and December 31, 2012, respectively; liquidation preference $607 at June 30, 2013 and December 31, 2012.	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 81,414,764 and 76,646,553 shares issued at June 30, 2013 and December 31, 2012, respectively, and 81,408,060 and 76,639,849 shares outstanding at June 30, 2013 and December 31, 2012, respectively.	813	765
Additional paid-in capital	127,649	120,182
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(147)	(139)
Accumulated deficit	(126,821)	(118,403)
Total Shareholders’ Equity	1,432	2,343

Total Liabilities and Shareholders’ Equity	$6,362	$8,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product	$364	$254	$571	$641
Maintenance	660	712	1,309	1,445
	1,024	966	1,880	2,086
Cost of revenues:
Product	114	52	158	135
Maintenance	182	303	376	542
Gross profit	728	611	1,346	1,409

Operating expenses:
General and administrative	775	886	1,667	1,830
Sales and marketing	510	423	985	816
Research and development	995	760	1,914	1,493
Depreciation and amortization	26	15	55	26
	2,306	2,084	4,621	4,165
Loss from operations	(1,578)	(1,473)	(3,275)	(2,756)

Interest expense, net	73	5	75	9
Change in fair value of derivative liabilities	3,973	(2,441)	5,148	5,095
Other income, net	(4)	(91)	(108)	(326)
Income (loss) before income taxes	(5,620)	1,054	(8,390)	(7,534)
Income tax expense (benefit)	(1)	3	2	3
Net income (loss)	(5,619)	1,051	(8,392)	(7,537)
Preferred dividends	(13)	(13)	(25)	(25)
Net income (loss) available to common shareholders	$(5,632)	$1,038	$(8,417)	$(7,562)

Basic income (loss) per common share - see Note 3:
Net income (loss)	$(0.07)	$0.02	$(0.11)	$(0.11)
Preferred dividends	(0.00)	(0.00)	(0.00)	(0.00)
Basic income (loss) per share available to common shareholders	$(0.07)	$0.02	$(0.11)	$(0.11)
Basic weighted-average shares	78,581,502	68,554,014	77,718,825	68,271,465
Diluted income (loss) per common share - see Note 3:
Diluted income (loss) per share	$(0.07)	$0.01	$(0.11)	$(0.11)
Diluted weighted-average shares	78,581,502	82,465,213	77,718,825	68,271,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(5,619)	$1,051	$(8,392)	$(7,537)
Other comprehensive income (loss):
Foreign currency translation adjustment	(15)	20	(8)	(15)
Comprehensive income (loss)	$(5,634)	$1,071	$(8,400)	$(7,552)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(8,392)	$(7,537)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	55	26
Amortization of debt issuance costs	72	—
Reduction in accounts payable and accrued liabilities from the expiration of statute of limitations	(104)	(316)
Change in fair value of derivative liabilities	5,148	5,095
Warrants issued in lieu of cash paid for services	1	—
Stock-based compensation	269	299
Change in assets and liabilities
Accounts receivable	(177)	200
Inventory	(165)	(70)
Other assets	26	(28)
Accounts payable	(157)	(82)
Deferred revenue	(169)	139
Accrued expenses	(40)	(485)
Pension obligation	17	6
Total adjustments	4,776	4,784
Net cash used in operating activities	(3,616)	(2,753)

Cash flows from investing activities
Purchase of property and equipment	(74)	(110)
Net cash used in investing activities	(74)	(110)

Cash flows from financing activities
Proceeds from exercised stock options	3	1
Proceeds from exercised warrants to purchase stock	528	—
Dividends paid	(25)	(203)
Repayment of notes payable	—	(45)
Net cash provided by (used in) financing activities	506	(247)

Effect of exchange rate changes on cash	(8)	(15)
Net decrease in cash and cash equivalents	(3,192)	(3,125)

Cash and cash equivalents at beginning of period	4,225	6,773

Cash and cash equivalents at end of period	$1,033	$3,648

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$6,132	$13,588
Issuance of common stock warrants securing line of credit borrowing facility	$580	$—
Issuance of common stock pursuant to cashless warrant exercises	$40	$690
Warrants issued for intangible asset purchases	—	$87
Contingent royalty payment	—	$72
Acquisition of intangible assets	—	$(159)
Issuance of common stock pursuant to achievement of vesting conditions	$1	—

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

Recent Developments

    Liquidity and Capital Resources

    On May 22, 2013, the Securities and Exchange Commission declared effective the Post-Effective Amendment to the Registration Statement on S-1, filed by the Company on May 20, 2013 (file no. 333-179469) (the “Amended S-1”). The Amended S-1 updates, among other things, the plan of distribution to allow certain existing shareholders to sell certain shares of the Company’s common stock and shares of common stock issuable upon exercise of warrants (the “Securities”) at market prices. The Registration Statement on S-1 originally filed by the Company and declared effective by the SEC on May 10, 2012 (the “Original S-1”) only allowed these shareholders to sell the Securities at a fixed price.

    Following the effectiveness of the Amended S-1 on May 22, 2013 and through the six months ended June 30, 2013, the Company issued 275,000 shares of its common stock and received net proceeds of approximately $137,000 from the exercise of warrants exercisable for shares registered by the Amended S-1. Subsequent to June 30, 2013, the Company issued an additional 2,525,000 shares of its common stock and received net proceeds of approximately $1,263,000 from the exercise of warrants exercisable for shares registered by the Amended S-1.

    In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015 (the “Maturity Date”). At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2.5 million. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

    As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.

    As of June 30, 2013, no advances were made under the unsecured line of credit agreement.

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

    Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013, or any other future periods.

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

    Use of Estimates

    The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share-based payments, assumptions used in the application of fair value methodologies to calculate the fair value of derivative liabilities, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Customer Concentration

    For the three ended June 30, 2013, two customers accounted for approximately 25% or $256,000 of total revenues and had trade receivables at June 30, 2013 of $155,000. For the six months ended June 30, 2013, one customer accounted for approximately 16% or $304,000 of total revenues and had trade receivables at June 30, 2013 of $0. For the three and six months ended June 30, 2012, one customer accounted for approximately 16% and 15% or $155,000 and $307,000, respectively, of total revenues and had trade receivables at June 30, 2012 of $2,000.

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

    FASB ASU 2012-02.  In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This new accounting standard allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under the guidance in ASU 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

    FASB ASU 2013-05. In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The provisions of ASU 2013-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-05 is not expected to materially impact our condensed consolidated financial statements.

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

    The table below presents the computation of basic and diluted earnings (loss) per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic earnings (loss) per share:
Net income (loss)	$(5,619)	$1,051	$(8,392)	$(7,537)
Preferred dividends	(13)	(13)	(25)	(25)

Net income (loss) available to common shareholders	(5,632)	1,038	$(8,417)	$(7,562)
Numerator for diluted earnings (loss) per share:

Net income (loss) available to common shareholders	$(5,619)	$1,038	(8,392)	(7,537)
Preferred dividends	(13)	13	(25)	(25)
Interest expense on convertible debt	-	1	-	-

Net income (loss) for diluted earnings (loss) per share	$(5,632)	$1,052	(8,417)	(7,562)

Denominator for basic earnings (loss) per share – weighted-average shares outstanding	78,581,502	68,554,014	77,718,825	68,271,465
Effect of dilutive securities	-	13,911,199	-	-

Denominator for diluted earnings (loss) per share – weighted-average shares outstanding	78,468,257	82,465,213	77,718,825	68,271,465
Basic income (loss) per share:

Net income (loss)	(0.07)	0.02	(0.11)	(0.17)
Preferred dividends	(0.00)	(0.00)	(0.00)	(0.01)

Net income (loss) available to common shareholders	(0.07)	0.02	(0.11)	(0.18)

Diluted income (loss) per share:
Net income (loss)	(0.07)	0.01	(0.11)	(0.18)

The Company has excluded the following weighted-average securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Restricted stock grants	-	-	-	360,000
Convertible notes payable	-	-	-	64,719
Convertible preferred stock	46,179	46,028	46,578	47,885
Stock options	100,187	537,727	101,088	1,141,085
Warrants	-	954,029	308,994	13,748,783
Total dilutive securities	146,366	1,537,784	456,660	15,362,472

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

    Inventories of $427,000 as of June 30, 2013 were comprised of work in process of $417,000 representing direct labor costs on in-process projects and finished goods of $10,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $262,000 as of December 31, 2012 were comprised of work in process of $254,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

    The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $39,000 and $47,000 as of June 30, 2013 and December 31, 2012, respectively, which include accumulated amortization of $308,000 and $300,000 as of June 30, 2013 and December 31, 2012, respectively.  Amortization expense for the intangible assets was $4,000 for the three months ended June 30, 2013 and 2012.  Amortization expense for the intangible assets was $8,000 for the six months ended June 30, 2013 and 2012.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC  350, Intangibles – Goodwill and Other, for proper treatment.

    In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware corporation, whereby the Company purchased certain assets, consisting primarily of certain patents and trademarks.  The Company evaluated this transaction under ASC 805, Business Combinations, and determined that this transaction constituted an asset purchase. The Company determined the aggregate fair value of the consideration issued to be approximately $159,000 and has allocated this amount to the relative fair value of the assets acquired resulting in $159,000 being allocated to patents. The Company began amortization of the acquired patents in the third quarter of 2012 on a straight-line basis over their weighted-average remaining life of approximately 13.5 years. Amortization expense related to the patents was $3,000 and $0 for the three months ended June 30, 2013 and 2012, respectively and $6,000 and $0 for the six months ended June 30, 2013 and 2012, respectively.

    The estimated acquired intangible amortization expense for the next five fiscal years is as follows:
Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2013 (6 months)	$14
2014	28
2015	27
2016	12
2017	12
Thereafter	93
Totals	$186

Goodwill

    The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of June 30, 2013.

NOTE 5.  NOTES PAYABLE AND LINE OF CREDIT

    Notes payable consist of the following:

($ in thousands)	June 30,	December 31,
	2013	2012
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $65 at June 30, 2013 and December 31, 2012. Discount on notes is $0 at June 30, 2013 and December 31, 2012. In January 2013, the Company received an extension to June 30, 2014. Notes callable at any time at option of holder.	$65	$65
Total notes payable to related parties	$65	$65

Total notes payable	65	65
Less current portion	(65)	(65)
Long-term notes payable	$-	$-

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

    Line of Credit

    In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2.5 million. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

    As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement. During the three months ended June 30, 2013, the Company recorded approximately $72,000 in deferred financing fee amortization expense.  Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statement of operations for the period ended June 30, 2013.

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

    As of June 30, 2013, no advances were made under the unsecured line of credit agreement.

NOTE 6.  EQUITY

    The Company’s Certificates of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

    The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) outstanding as of June 30, 2013 and December 31, 2012.  At June 30, 2013 and December 31, 2012, the Company had cumulative undeclared dividends of approximately $8,000.  There were no conversions of  Series B Preferred into common stock during the six months ended June 30, 2013 or 2012. In June 2013, the Company paid approximately $25,000 in dividends to Series B Preferred holders of record as of April 30, 2013.

Common Stock

    The following table summarizes common stock activity for the six months ended June 30, 2013:

Common Stock
Shares outstanding at December 31, 2012	76,639,849
Shares issued pursuant to options exercised for cash	20,000
Shares issued pursuant to cashless warrants exercised	4,021,672
Shares issued pursuant to achievement of vesting provisions	120,000
Shares issued pursuant to warrants exercised for cash	606,539
Shares outstanding at June 30, 2013	81,408,060

    During the six months ended June 30, 2013, the Company issued 20,000 shares of common stock pursuant to the exercise of 20,000 options for cash proceeds of approximately $3,000.  During the six months ended June 30, 2013, the Company issued 606,539 shares of common stock pursuant to the exercise of 606,539 warrants resulting in cash proceeds of approximately $528,000. Also during the six months ended June 30, 2013, the Company issued 4,021,672 shares of common stock pursuant to the cashless exercise of 6,039,661 warrants.

    During the six months ended June 30, 2013, the Company issued 120,000 shares of common stock pursuant to the achievement of certain contractual vesting conditions contained in previously issued restricted stock grants to non-affiliated consultants.

Warrants

    The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2012	18,788,485	$0.56
Granted	1,137,632	$0.96
Expired / Canceled	(688,749)	$1.49
Exercised	(6,646,200)	$0.53
Balance at June 30, 2013	12,591,168	$0.56

    During the six months ended June 30, 2013, the Company issued to certain consultants warrants to purchase an aggregate of 85,000 shares of the Company’s common stock. Such warrants have exercise prices ranging from $1.08 to $1.15 per share and have terms ranging from one to two years from the date of issuance. An aggregate of 80,000 of these warrants become exercisable only upon the attainment of specified events. No such events were obtained during the six months ended June 30, 2013.

    During the six months ended June 30, 2013, the Company issued to an existing shareholder and member of our Board of Directors warrants to purchase 1,052,632 shares of the Company’s common stock. Such warrants have an exercise price of $0.95 per share and a term of two years from the date of issuance.

    During the six months ended June 30, 2013, there were 6,039,661 warrants exercised pursuant to cashless transactions, 606,539 warrants exercised for cash resulting in the issuance of 606,539 shares of common stock and proceeds to the Company of approximately $528,000 and 688,749 warrants that expired.

    As of June 30, 2013, warrants to purchase 12,591,168 shares of common stock at prices ranging from $0.50 to $1.25 were outstanding. All warrants are exercisable as of June 30, 2013, and expire at various dates through December 2016, with the exception of an aggregate of 330,000 warrants, which become exercisable only upon the attainment of specified events.

    Stock-Based Compensation

    As of June 30, 2013, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

    The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $144,000 and $269,000 for the three and six months ended June 30, 2013, respectively. Stock-based compensation expense related to equity options was approximately $140,000 and $280,000 for the three and six months ended June 30, 2012, respectively.

    In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was $0 for the three and six months ended June 30, 2013. Stock-based compensation expense related to these restricted stock grants was approximately $9,000 and $19,000 for the three and six months ended June 30, 2012, respectively.

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

    ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the six months ended June 30, 2013 and 2012 ranged from 78% to 144%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the six months ended June 30, 2013 and 2012 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the six months ended June 30, 2013 and 2012 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common stock in the foreseeable future.

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

    A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2012	3,031,221	$0.82
Granted	452,500	$0.94
Expired/Cancelled	(27,500)	$1.00
Exercised	(20,000)	$0.17

Balance at June 30, 2013	3,436,221	$0.84

    The per share weighted-average grant date fair value of options granted during the six months ended June 30, 2013 was $0.66.

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

    As of June 30, 2013, the Company had 596,236 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment. The recorded fair market value of those warrants at June 30, 2013 was approximately $1,260,000. During the six months ended June 30, 2013, 4,614,993 warrants qualifying for derivative liability treatment were exercised on a cashless basis resulting in the issuance of 3,307,671 shares of common stock with an aggregate fair value of $6,132,343.

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
	Fair Value at June 30, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,629	$1,629	$—	$—
Totals	$1,629	$1,629	$—	$—
Liabilities:
Derivative liabilities	$1,260	$—	$—	$1,260
Totals	$1,260	$—	$—	$1,260

	Fair Value at December 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,630	$1,630	$—	$—
Totals	$1,630	$1,630	$—	$—
Liabilities:
Derivative liabilities	$2,244	$—	$—	$2,244
Totals	$2,244	$—	$—	$2,244

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

    As of June 30, 2013, the Company had outstanding warrants to purchase 596,236 shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at June 30, 2013 was approximately $1,260,000 which is reflected as a non-current liability in the consolidated balance sheet as of June 30, 2013. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Black-Scholes or Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities.

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

    A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2012	$2,244
Total unrealized gains	—
Included in earnings	5,148
Settlements	(6,132)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at June 30, 2013	$1,260

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

    In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase Common Stock of the Company. The warrants have an exercise price of $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013.  All warrants were outstanding and exercisable as of June 30, 2013 and December 31, 2012.

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

Professional Service Contract

    During the year ended December 31, 2012 the Company entered into a series of professional service contracts with an entity that John Cronin, a member of the Company’s Board of Directors, has an ownership interest in.  The aggregate contract value was $370,000. The Company did not pay the professional services firm any monies during the six months ended June 30, 2013.

Line of Credit

    In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2.5 million. The credit line was extended by Neal Goldman, an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2.5 million. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

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

    As of June 30, 2013, no advances were made under the unsecured line of credit agreement.

NOTE 10.  CONTINGENT LIABILITIES

    During the six months ended June 30, 2013, the Company wrote off certain accounts payable and accrued liabilities totaling approximately $104,000, which is included in “Other income” in the accompanying condensed consolidated statements of operations. Such accounts payable and accrued liabilities represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

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

    Litigation

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine. To date, Blue Spike has filed similar suits asserting claims of patent infringement against a total of approximately eighty-five companies between August 9, 2012 and April 1, 2013. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego. Currently pending are approximately 19 motions to dismiss and 9 motions filed by various other defendants to transfer the action to the Northern District of California, Central District of California, Northern District of West Virginia, District of Massachusetts, Southern District of New York, and District of New Jersey.  No motions have yet been ruled upon. Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

    Leases

    In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. The lease term commenced in December 2010 and ends on December 31, 2013. In April 2012, we extended the term of this lease to October 31, 2014. We are obligated under the lease to pay base rent and certain operating costs and taxes for the building. Future minimum rent payments will be approximately $86,000 in 2013, and $98,000 in 2014. Our rent was abated at a rate of 50% for the first 12 months of the lease. Under the lease, we were required to provide a security deposit in the amount of approximately $9,500.

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

    In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico, which are included in the future minimum lease payments at June 30, 2013.

    At June 30, 2013, future minimum lease payments are as follows:

($ in thousands)
2013 (6 months)	$190
2014	$329
2015	$167
2016	$11
2017 and thereafter	$—
$697

    Rental expense incurred under operating leases for the six months ended June 30, 2013 and 2012 was approximately $227,000 and $244,000, respectively.

NOTE 11.  SUBSEQUENT EVENTS

    In July 2013 and through August 12, 2013, the Company issued 2,671,240 shares of its common stock pursuant to the exercise of 2,671,240 warrants resulting in cash proceeds of approximately $1,336,000.  Additionally during July 2013, the Company issued 52,531 shares of its common stock pursuant to the cashless exercise of 66,225 warrants.

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

Recent Developments

    Liquidity and Capital Resources

    On May 22, 2013, the Securities and Exchange Commission declared the Post-Effective Amendment to the Registration Statement on S-1, filed by the Company on May 20, 2013 (file no. 333-179469) (the “Amended S-1”). The Amended S-1 updates, among other things, the plan of distribution to allow certain existing shareholders to sell previously restricted shares of the Company’s common stock and shares of common stock issuable upon exercise of warrants (the “Securities”) at market prices. The Registration Statement on S-1 originally filed by the Company and declared effective by the SEC on May 10, 2012 (the “Original S-1”) only allowed these shareholders to sell the Securities at a fixed price.

    Following the effectiveness of the Amended S-1 on May 22, 2013 and through the six months ended June 30, 2013, the Company issued 275,000 shares of its common stock and received net proceeds of approximately $137,000 from the exercise of warrants exercisable for shares registered by the Amended S-1. Subsequent to June 30, 2013, the Company issued an additional 2,525,000 shares of its common stock and received net proceeds of approximately $1,263,000 from the exercise of warrants exercisable for shares registered by the Amended S-1.

    In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2.5 million. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

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

    As of June 30, 2013, no advances were made under the unsecured line of credit agreement.

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

    Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2013 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

    This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012.

    Product Revenue

	Three Months Ended June 30,
Net Product Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$265	$210	$55	26%
Percentage of total net product revenue	73%	83%
Hardware and consumables	$48	$36	$12	33%
Percentage of total net product revenue	13%	14%
Services	$51	$8	$43	538%
Percentage of total net product revenue	14%	3%
Total net product revenue	$364	$254	$110	43%

    Software and royalty revenue increased 26% or approximately $55,000 during the three months ended June 30, 2013 as compared to the corresponding period in 2012. This increase is due to higher law enforcement project revenues of approximately $87,000 offset by lower sales of boxed identity management software through our distribution channel of approximately $27,000, lower identification software royalties and license revenue of approximately $3,000 and lower identification project related revenues of $2,000.

    Revenue from the sale of hardware and consumables increased 33% or approximately $12,000 during the three months ended June 30, 2013 as compared to the corresponding period in 2012. The increase resulted from higher law enforcement revenues related to project solutions containing hardware and consumable components.

    Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased 538% or approximately $43,000 during the three months ended June 30, 2013 as compared to the corresponding period in 2012 due primarily to the completion of the service element in law enforcement project solutions.

    We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended June 30, 2013, we continued our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the second half of 2013, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Three Months Ended June 30,
Maintenance Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$660	$712	$(52)	(7)%

    Maintenance revenue was $660,000 for the three months ended June 30, 2013 as compared to $712,000 for the corresponding period in 2012.  Identity management maintenance revenue generated from identification project solutions were $222,000 for the three months ended June 30, 2013 as compared to $221,000 during the comparable period in 2012.  Law enforcement maintenance revenues were $438,000 for the three months ended June 30, 2013 as compared to $491,000 during the comparable period in 2012. The decrease of approximately $52,000 results from the expiration of certain maintenance contracts.

    We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

    Cost of Product Revenue

	Three Months Ended June 30,
Cost of Product Revenue:	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$31	$24	$7	29%
Percentage of software and royalty product revenue	12%	11%
Hardware and consumables	$37	$27	$10	37%
Percentage of hardware and consumables product revenue	77%	75%
Services	$46	$1	$45	4,500%
Percentage of services product revenue	90%	13%
Total product cost of revenue	$114	$52	$62	119%
Percentage of total product revenue	31%	20%

    The cost of software and royalty product revenue increased 29% or approximately $7,000 for the three months ended June 30, 2013 as compared to the corresponding period of 2012. The increase in software and royalty cost of product revenue of approximately $7,000 is due primarily to higher third-party software content contained in project solutions for the three months ended June 30, 2013 as compared to the corresponding period in 2012. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

    The increase in the cost of product revenue for our hardware and consumable sales of approximately $10,000 or 37% for the three months ended June 30, 2013 as compared to the corresponding period in 2012 reflects the increase  in hardware and consumable revenue for the three months ended June 30, 2013 as compared to the corresponding period in 2012.

    The cost of services revenue increased approximately $45,000 during the three months ended June 30, 2013 as compared to the corresponding period in 2012.  This increase reflects higher revenues from law enforcement project-oriented work combined with uncharacteristically high labor costs incurred on certain law enforcement projects during the three months ended June 30, 2013.

    Cost of Maintenance Revenue

	Three Months Ended June 30,
Maintenance cost of revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$182	$303	$(121)	(40)%
Percentage of total maintenance revenue	28%	43%

    Cost of maintenance revenue as a percentage of maintenance revenues decreased  approximately $121,000 to 28% during the three months ended June 30, 2013 from 43% for the corresponding period in 2012 due to lower maintenance revenues combined with lower costs incurred due to the movement of certain technical support functions from our Canadian office to our San Diego office.

    Product Gross Profit

	Three Months Ended June 30,
Product gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$234	$186	$48	26%
Percentage of software and royalty product revenue	88%	89%
Hardware and consumables	$11	$9	$2	22%
Percentage of hardware and consumables product Revenue	23%	25%
Services	$5	$7	$(2)	(29)%
Percentage of services product revenue	10%	87%
Total product gross profit	$250	$202	$48	24%
Percentage of total product revenue	69%	80%

    Software and royalty gross profit increased 26% or approximately $48,000 for the three months ended June 30, 2013 from the corresponding period in 2012 due primarily to higher software and royalty product revenues of approximately $55,000. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

    Hardware and consumables gross profit increased 22% or approximately $2,000 for the three month period ended June 30, 2013 as compared to the corresponding period in 2012.  This increase was primarily due to higher hardware and consumables revenue of approximately $12,000 in the three month period ended June 30, 2013 as compared to the corresponding period in the 2012 year.

    Services gross profit decreased 29% or approximately $2,000 due to higher professional services cost of revenues of $45,000 during the three months ended June 30, 2013 to the corresponding period in 2012.

    Maintenance Gross Profit

	Three Months Ended June 30,
Maintenance gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$478	$409	$69	17%
Percentage of total maintenance revenue	72%	57%

    Gross margins related to maintenance revenue increased 17% or approximately $69,000 for the three months ended June 30, 2013, as compared to the same period ended June 30, 2012. That increase is due to lower maintenance revenues of approximately $52,000 offset by approximately $121,000 in lower maintenance costs for maintenance requirements on certain large-scale identification projects and lower costs incurred due to the movement of certain technical support functions from the our Canadian office to our San Diego office in the 2012 year.

    Operating Expense

	Three Months Ended June 30,
Operating expenses	2013	2012	$ Change	% Change
(dollars in thousands)

General and administrative	$775	$886	$(111)	(13)%
Percentage of total net revenue	76%	92%
Sales and marketing	$510	$423	$87	21%
Percentage of total net revenue	50%	44%
Research and development	$995	$760	$235	31%
Percentage of total net revenue	97%	79%
Depreciation and amortization	$26	$15	$11	73%
Percentage of total net revenue	3%	2%

    General and Administrative Expense

    General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $111,000 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $182,000 due primarily to decreases in audit related fees of $19,000, decreases in various consulting and contract services of approximately $55,000, decreases in patent related expenses of approximately $77,000, decreases in legal expenses of approximately $40,000, offset by increases in Board of Director fees of approximately $9,000.

●	Increase in personnel related expense of approximately $61,000 due to headcount increases and quarterly discretionary 401(k) employer match contributions of approximately $26,000.

●	Decrease in stock-based compensation expense of approximately $4,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $14,000.

    We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

    Sales and Marketing

    Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar increase of approximately $87,000 during the three months ended June 30, 2013 as compared to the corresponding period in 2012 is primarily comprised of the following major components:

●	Increase in personnel related expenses including sales commissions and fringe benefits of approximately $40,000.
●	Decrease in travel and trade show expense of approximately $25,000.
●	Increase in professional services of approximately $60,000.
●	Increase in contract services, office related expenses and miscellaneous other selling expenses of approximately $17,000.
●	Decrease in our Canadian and Mexico sales offices expenses of approximately $5,000.

    Research and Development

    Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $235,000 for the three months ended June 30, 2013 as compared to the corresponding period in 2012 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $119,000 due primarily to headcount increases combined with increases in contractor and contract services of $100,000.

●	Increase in rent, office related costs and travel expenses of approximately $16,000.

    Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

    Depreciation and Amortization

    During the three months ended June 30, 2013, depreciation and amortization expense increased approximately $11,000 as compared to the corresponding period in 2012. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

    Interest Expense

    For the three months ended June 30, 2013, we recognized interest income of $0 and interest expense of approximately $73,000. For the three months ended June 30, 2012, we recognized interest income of $0 and interest expense of $5,000.  Interest expense for the three months ended June 30, 2013 is comprised of approximately $72,000 of amortization expense of deferred financing fees related to our unsecured line of credit and $1,000 related to coupon interest on our 7% related party convertible notes.

    Change in Fair Value of Derivative Liabilities

    For the three months ended June 30, 2013, we recognized non-cash expense of $3,973,000 compared to non-cash income of $2,441,000 for the corresponding period of 2012.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

    Other Income

    For the three months ended June 30, 2013, we recognized other income of $4,000.  For the three months ended June 30, 2012, we recognized other income of $91,000.  Other income for the three months ended June 30, 2013 is comprised of approximately $4,000 from miscellaneous receipts. Other income for the three months ended June 30, 2012 is comprised of approximately $86,000 from the write-off of certain accounts payable due to the expiration of the legal statute of limitations on such payables and $5,000 in miscellaneous other income.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012.

    Product Revenue

	Six Months Ended June 30,
Net Product Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$449	$490	$(41)	(8)%
Percentage of total net product revenue	79%	76%
Hardware and consumables	$68	$121	$(53)	(44)%
Percentage of total net product revenue	12%	19%
Services	$54	$30	$24	80%
Percentage of total net product revenue	9%	5%
Total net product revenue	$571	$641	$(70)	(11)%

    Software and royalty revenue decreased 8% or approximately $41,000 during the six months ended June 30, 2013 as compared to the corresponding period in 2012. This decrease is due to lower sales of boxed identity management software through our distribution channel of approximately $34,000 and lower identification software royalties and license revenue of approximately $15,000 offset by higher law enforcement project related revenues of $8,000.

    Revenue from the sale of hardware and consumables decreased 44% or approximately $53,000 during the six months ended June 30, 2013 as compared to the corresponding period in 2012. The decrease resulted from lower revenues from project solutions containing hardware and consumable components.

    Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased 80% or approximately $24,000 during the six months ended June 30, 2013 as compared to the corresponding period in 2012 due primarily to the completion of the service element in certain law enforcement project solutions.

    We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended June 30, 2013, we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the second half of 2013, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Six Months Ended June 30,
Maintenance Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$1,309	$1,445	$(136)	(9)%

    Maintenance revenue was $1,309,000 for the six months ended June 30, 2013 as compared to $1,445,000 for the corresponding period in 2012.  Identity management maintenance revenue generated from identification project solutions were $444,000 for the six months ended June 30, 2013 as compared to $458,000 during the comparable period in 2012.  The decrease of $14,000 results from the expiration of certain maintenance contracts.  Law enforcement maintenance revenues were $865,000 for the six months ended June 30, 2013 as compared to $987,000 during the comparable period in 2012. The decrease of $122,000 results from the expiration of certain maintenance contracts.

    We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

    Cost of Product Revenue

	Six Months Ended June 30,
Cost of Product Revenue:	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$56	$65	$(9)	(14)%
Percentage of software and royalty product revenue	12%	13%
Hardware and consumables	$55	$52	$3	6%
Percentage of hardware and consumables product revenue	81%	43%
Services	$47	$18	$29	161%
Percentage of services product revenue	87%	60%
Total product cost of revenue	$158	$135	$23	17%
Percentage of total product revenue	28%	21%

    The cost of software and royalty product revenue decreased 14% or approximately $9,000 for the six months ended June 30, 2013 as compared to the corresponding period of 2012. The decrease in software and royalty cost of product revenue of approximately $9,000 is due to lower software product sales of approximately $41,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

    The increase in the cost of product revenue for our hardware and consumable sales as a percentage of hardware and consumable product revenues from 43% for the six months ended June 30, 2012 to 81% for the six months ended June 30, 2013 is due to the 2012 period containing the sale of certain hardware which contained uncharacteristically low costs.

    The cost of services revenue increased approximately 161% or approximately $29,000 during the six months ended June 30, 2013 as compared to the corresponding period in 2012.  This increase reflects higher services revenues of approximately $24,000 related to law enforcement project-oriented work during the six months ended June 30, 2013.

    Cost of Maintenance Revenue
	Six Months Ended June 30,
Maintenance cost of revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$376	$542	$(166)	(31)%
Percentage of total maintenance revenue	29%	38%

    Cost of maintenance revenue as a percentage of maintenance revenues decreased approximately $166,000 to 29% during the six months ended June 30, 2013 from 38% for the corresponding period in 2012 due to lower maintenance revenues combined with lower costs incurred due to the movement of certain technical support functions from our Canadian office to our San Diego office.

    Product Gross Profit
	Six Months Ended June 30,
Product gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$393	$425	$(32)	(8)%
Percentage of software and royalty product revenue	88%	87%
Hardware and consumables	$13	$69	$(56)	(81)%
Percentage of hardware and consumables product revenue	19%	57%
Services	$7	$12	$(5)	(42)%
Percentage of services product revenue	13%	40%
Total product gross profit	$413	$506	$(93)	(18)%
Percentage of total product revenue	72%	79%

    Software and royalty gross profit decreased 8% or approximately $32,000 for the six months ended June 30, 2013 from the corresponding period in 2012 due primarily to lower software and royalty product revenues of approximately $41,000. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

    Hardware and consumables gross profit decreased 81% or approximately $56,000 for the six month period ended June 30, 2013 as compared to the corresponding period in 2012.  This decrease was primarily due to the 2012 period containing uncharacteristically low cost of hardware revenues related to the sale of certain hardware.

    Services gross profit decreased approximately 42% or approximately $5,000 due to higher professional services revenue of approximately $24,000 offset by higher cost of professional service revenues of approximately $29,000 during the six months ended June 30, 2013 to the corresponding period in 2012.

    Maintenance Gross Profit
	Six Months Ended June 30,
Maintenance gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$933	$903	$30	3%
Percentage of total maintenance revenue	71%	62%

    Gross margins related to maintenance revenue increased 3% for the six months ended June 30, 2013, as compared to the same period ended June 30, 2012. That increase is due to lower maintenance revenues of approximately $136,000 offset by lower maintenance costs of approximately $166,000 for maintenance requirements on certain large-scale identification projects and lower costs incurred due to the movement of certain technical support functions from the our Canadian office to our San Diego office.

    Operating Expense

	Six Months Ended June 30,
Operating expenses	2013	2012	$ Change	% Change
(dollars in thousands)

General and administrative	$1,667	$1,830	$(163)	(9)%
Percentage of total net revenue	89%	88%
Sales and marketing	$985	$816	$169	21%
Percentage of total net revenue	52%	39%
Research and development	$1,914	$1,493	$421	28%
Percentage of total net revenue	102%	72%
Depreciation and amortization	$55	$26	$29	112%
Percentage of total net revenue	3%	1%

    General and Administrative Expense

    General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $163,000 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $310,000 due primarily to decreases in audit related fees of $129,000, decreases in various consulting and contract services of approximately $128,000 decreases in legal fees of approximately $16,000, decreases in patent expenses of approximately $64,000 offset by increases in Board of Director fees of approximately $27,000.

●	Increase in personnel related expense of approximately $120,000 due to headcount increases and discretionary 401(k) employer match contributions of approximately $52,000.

●	Decrease in stock-based compensation expense of approximately $18,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $45,000.

    We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

    Sales and Marketing

    Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar increase of $169,000 during the six months ended June 30, 2013 as compared to the corresponding period in 2012 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $93,000.
●	Decrease in stock-based compensation expense of approximately $6,000.
●	Increase in professional services of approximately $119,000.
●	Decrease in contract services, travel and trade show expenses and office related expenses of approximately $13,000.
●	Decrease in our Canadian and Mexico sales offices expenses of approximately $24,000.

    Research and Development

    Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $421,000 for the six months ended June 30, 2013 as compared to the corresponding period in 2012 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $234,000 due to headcount increases combined with increases in contractor and contract services of $168,000.

●	Increase in rent, office related costs and travel and trade show expenses of approximately $25,000.

●	Decrease in stock-based compensation of approximately $6,000.

    Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

    Depreciation and Amortization

    During the six months ended June 30, 2013, depreciation and amortization expense increased approximately $29,000 as compared to the corresponding period in 2012. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

    Interest Expense

    For the six months ended June 30, 2013, we recognized interest income of $0 and interest expense of $75,000. For the six months ended June 30, 2012, we recognized interest income of $2,000 and interest expense of $11,000.  Interest expense for the six months ended June 30, 2013 is comprised of approximately $72,000 of amortization expense of deferred financing fees related to our unsecured line of credit and $3,000 is related to coupon interest on our 7% related party convertible notes.

    Change in Fair Value of Derivative Liabilities

    For the six months ended June 30, 2013, we recognized non-cash expense of $5,148,000 compared to $5,095,000 for the corresponding period of 2012.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

    Other Income

    For the six months ended June 30, 2013, we recognized other income of $108,000.  For the six months ended June 30, 2012, we recognized other income of $326,000.  Other income for the six months ended June 30, 2013 is comprised of approximately $104,000 from the write-off of certain accounts payable and accrued expenses due the expiration of the legal statute of limitation on such payables and accrued liabilities and $4,000 of miscellaneous other income. Other income for the six months ended June 30, 2012 is comprised of approximately $316,000 from the write-off of certain accounts payable due to the expiration of the legal statute of limitations on such payables and $10,000 in miscellaneous other income.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $1,033,000 and accounts receivable, net of $506,000.  As of June 30, 2013, we had negative working capital of $1,218,000 which included $1,392,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of our Software as a Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit to a lesser extent and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

    In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2.5 million. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

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

    As of June 30, 2013, no advances were made under the unsecured line of credit agreement.

    Following the effectiveness of the Amended S-1 on May 22, 2013, and through the six months ended June 30, 2013, as described under “Recent Developments” above, the Company issued 275,000 shares of its common stock and received net proceeds of approximately $137,000 from the exercise of warrants exercisable for shares registered by the Amended S-1. Subsequent to June 30, 2013, the Company issued an additional 2,525,000 shares of its common stock and received net proceeds of approximately $1,263,000 from the exercise of warrants exercisable for shares registered by the Amended S-1.

    Management believes that the Company’s current cash and cash equivalents combined with the line of credit availability and cash raised subsequent to June 30, 2013 will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing.

    Operating Activities

    We used net cash of $3,616,000 in operating activities for the six months ended June 30, 2013 as compared to net cash used of $2,753,000 during the comparable period in 2012. During the six months ended June 30, 2013, net cash used in operating activities consisted of net loss of $8,392,000 and an increase in working capital and other assets and liabilities of $665,000. Those amounts were offset by $5,441,000, net of non-cash costs including a $5,148,000 unrealized loss related to the change in value of our derivative liabilities, $270,000 in stock based compensation, $72,000 in debt issuance cost amortization and $55,000 in depreciation and intangible asset amortization offset by $104,000 of non-cash income primarily from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the six months ended June 30, 2013, we used cash of $316,000 to fund increases in current assets and used cash of $349,000 through decreases in current liabilities and deferred revenues, excluding debt.

    During the six months ended June 30, 2012, we used net cash of $2,753,000 in operating activities.  During the six months ended June 30, 2012, net cash used in operating activities primarily consisted of net loss of $7,537,000 and a net decrease in working capital and other assets and liabilities of $320,000.  Those amounts were offset by $5,104,000, net of non-cash costs including a $5,095,000 unrealized loss related to the change in value of our derivative liabilities, $299,000 in stock-based compensation and $26,000 in depreciation and amortization offset by $316,000 of non-cash income from the write off of certain accounts payable due to the expiration of the statute of limitations.  During the six months ended June 30, 2012, we generated cash of $102,000 through reductions in current assets and used cash of $422,000 through decreases in current liabilities and deferred revenues, excluding debt.

    Investing Activities

    Net cash used in investing activities was $74,000 for the six months ended June 30, 2013, compared to $110,000 used in the six months ended June 30, 2012. For the six months ended June 30, 2013, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $74,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the six months ended June 30, 2012, we used $110,000 to replace older equipment and software.

    Financing Activities

    We generated cash of $506,000 from financing activities for the six months ended June 30, 2013 as compared to the $247,000 used during the same period in 2012. We generated cash of $528,000 from the exercise of 606,539 common stock warrants and $3,000 from the exercise of 20,000 common stock options. During the six months ended June 30, 2013, we used cash of $25,000 to pay dividends on our Series B Preferred Stock.

    Debt

    At June 30, 2013, we had approximately $65,000 in outstanding debt, exclusive of any debt discounts, and another $31,000 in related accrued interest.

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

Line of Credit

    In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $2.5 million. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

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

    As of June 30, 2013, no advances were made under the unsecured line of credit agreement.

    Contractual Obligations

    Total contractual obligations and commercial commitments as of June 30, 2013 are summarized in the following table (in thousands)

	Payment Due by Year
	Total	2013	2014	2015	2016	2017	Thereafter
		(6 months)
7% related party promissory notes	$65	$—	$65	$—	$—	$—	$—
Operating lease obligations	697	190	329	167	11	—	—

Total	$762	$190	$394	$167	$11	$—	$—

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

    In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico, which are included in the future minimum lease payments at June 30, 2013   Those contractual lease obligations, as well as the San Diego lease, are included in the “contractual obligations” summary table above.

    Stock-based Compensation

    Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$3	$3	$5	$5
General and administrative	78	81	145	164
Sales and marketing	33	34	62	68
Research and development	30	31	57	62

Total	$144	$149	$269	$299

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

ITEM 4.  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine. To date, Blue Spike has filed similar suits asserting claims of patent infringement against a total of approximately eighty-five companies between August 9, 2012 and April 1, 2013. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego. Currently pending are approximately 19 motions to dismiss and 9 motions filed by various other defendants to transfer the action to the Northern District of California, Central District of California, Northern District of West Virginia, District of Massachusetts, Southern District of New York, and District of New Jersey.  No motions have yet been ruled upon. Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

ITEM 1A.  RISK FACTORS

    Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed on April 1, 2013.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2013, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 14, 2013	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: August 14, 2013	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)