Form 10-Q
period 2013-09-30
IMAGEWARE SYSTEMS INC
filed 2013-11-14
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock, with $0.01 par value, outstanding on November 8, 2013 was 84,821,462.

IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,468	$4,225
Accounts receivable, net of allowance for doubtful accounts of $3 at September 30, 2013 and December 31, 2012	314	328
Inventory, net	488	262
Other current assets	52	86
Total Current Assets	4,322	4,901

Property and equipment, net	187	150
Other assets	473	44
Intangible assets, net of accumulated amortization	179	200
Goodwill	3,416	3,416
Total Assets	$8,577	$8,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$460	$759
Deferred revenue	2,110	1,561
Accrued expenses	1,239	1,266
Derivative liabilities	406	—
Notes payable to related parties	65	65
Total Current Liabilities	4,280	3,651

Derivative liabilities	—	2,244
Pension obligation	442	401
Other long-term liabilities	—	72
Total Liabilities	4,722	6,368

Shareholders’ equity:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at September 30, 2013 and December 31, 2012, respectively; liquidation preference $620 and $607 at September 30, 2013 and December 31, 2012, respectively.	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 84,713,786 and 76,646,553 shares issued at September 30, 2013 and December 31, 2012, respectively, and 84,707,082 and 76,639,849 shares outstanding at September 30, 2013 and December 31, 2012, respectively.	846	765
Additional paid-in capital	129,740	120,182
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(186)	(139)
Accumulated deficit	(126,483)	(118,403)
Total Shareholders’ Equity	3,855	2,343

Total Liabilities and Shareholders’ Equity	$8,577	$8,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	$1,842	$257	$2,413	$898
Maintenance	654	681	1,962	2,127
	2,496	938	4,375	3,025
Cost of revenues:
Product	90	49	249	184
Maintenance	209	207	585	748
Gross profit	2,197	682	3,541	2,093

Operating expenses:
General and administrative	888	749	2,560	2,580
Sales and marketing	512	461	1,497	1,277
Research and development	946	798	2,861	2,291
Depreciation and amortization	29	17	77	44
	2,375	2,025	6,995	6,192

Loss from operations	(178)	(1,343)	(3,454)	(4,099)

Interest expense, net	73	5	148	14
Change in fair value of derivative liabilities	(470)	1,378	4,679	6,473
Other income, net	(123)	(2)	(231)	(327)
Income (loss) before income taxes	342	(2,724)	(8,050)	(10,259)
Income tax expense	3	2	5	6
Net income (loss)	339	(2,726)	(8,055)	(10,265)
Preferred dividends	(13)	(13)	(38)	(38)
Net income (loss) available to common shareholders	$326	$(2,739)	$(8,093)	$(10,303)

Basic income (loss) per common share - see Note 3:
Net income (loss) per share	$0.00	$(0.04)	$(0.10)	$(0.15)
Preferred dividends	(0.00)	(0.00)	(0.00)	(0.00)
Basic income (loss) per share available to common shareholders	$0.00	$(0.04)	$(0.10)	$(0.15)
Basic weighted-average shares	83,750,636	70,308,374	79,751,523	68,991,196
Diluted income (loss) per common share - see Note 3:
Diluted income (loss) per share	$0.00	$(0.04)	$(0.10)	$(0.15)
Diluted weighted-average shares	93,352,192	70,308,374	79,751,523	68,991,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$339	$(2,726)	$(8,055)	$(10,265)
Other comprehensive income (loss):
Foreign currency translation adjustment	(39)	(28)	(46)	(42)
Comprehensive income (loss)	$300	$(2,754)	$(8,101)	$(10,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(8,055)	$(10,265)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	86	47
Amortization of debt issuance costs	145	15
Reduction in accounts payable and accrued expenses from the expiration of statute of limitations	(228)	(328)
Change in fair value of derivative liabilities	4,679	6,473
Warrants issued in lieu of cash paid for services	108	25
Stock-based compensation	411	454
Change in assets and liabilities
Accounts receivable	15	(690)
Inventory	(226)	(135)
Other assets	41	(87)
Accounts payable	(212)	(106)
Deferred revenue	549	814
Accrued expenses	41	(749)
Pension obligation	41	15
Total adjustments	5,450	5,748
Net cash used in operating activities	(2,605)	(4,517)

Cash flows from investing activities
Purchase of property and equipment	(103)	(159)
Net cash used in investing activities	(103)	(159)

Cash flows from financing activities
Proceeds from exercised stock options	8	7
Proceeds from exercised warrants to purchase stock	2,014	3,502
Dividends paid	(25)	(203)
Repayment of notes payable	—	(45)
Net cash provided by financing activities	1,997	3,261

Effect of exchange rate changes on cash	(46)	(42)
Net decrease in cash and cash equivalents	(757)	(1,457)

Cash and cash equivalents at beginning of period	4,225	6,773

Cash and cash equivalents at end of period	$3,468	$5,316

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$1	$—
Summary of non-cash investing and financing activities:
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$6,276	$13,588
Issuance of common stock warrants securing line of credit borrowing facility	$580	$—
Issuance of common stock pursuant to cashless warrant exercises	$43	$704
Warrants issued for intangible asset purchases	$—	$87
Contingent royalty payment	$—	$72
Acquisition of intangible assets	$—	$(159)
Issuance of common stock pursuant to achievement of vesting conditions	$1	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

    ImageWare Systems, Inc. (the “Company”) is incorporated in the state of Delaware.  The Company is a leading developer of mobile and cloud-based identity management solutions, providing biometric, secure credential and law enforcement technologies. Scalable for worldwide deployment, ImageWare's biometric product line includes a multi-biometric engine that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes. ImageWare's identification products are used to manage and issue secure credentials, including national IDs, passports, driver's licenses, smart cards and access control credentials. ImageWare's digital booking products provide law enforcement with integrated mug shot, fingerprint livescan and investigative capabilities. ImageWare is headquartered in San Diego, CA, with offices in Portland, OR and Ottawa, Ontario.

Liquidity and Capital Resources

    For the nine months ended September 30, 2013, the Company issued 3,577,779 shares of its common stock and received net proceeds of approximately $2,014,000 from the exercise of warrants for cash.

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

           As of September 30, 2013, no advances were made under the unsecured line of credit agreement.

    Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

    Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

    The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

    Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013, or any other future periods.

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

Customer Concentration

    For the three months ended September 30, 2013, one customer accounted for approximately 69% or $1,733,000 of total revenues and had trade receivables at September 30, 2013 of $0. For the nine months ended September 30, 2013, one customer accounted for approximately 47% or $2,037,000 of total revenues and had trade receivables at September 30, 2013 of $0. For the three and nine months ended September 30, 2012, one customer accounted for approximately 16% and 15% or $152,000 and $459,000, respectively, of total revenues and had trade receivables at September 30, 2012 of $608,000.

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

   FASB ASU 2013-11. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires netting unrecognized tax benefits against deferred tax assets for a loss or other carryforward that would apply in settlement of uncertain tax positions. This guidance will be effective for annual reporting periods beginning after December 15, 2013. We do not believe that adoption of this guidance will have a material impact on our financial statements or disclosures.

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

    The table below presents the computation of basic and diluted earnings (loss) per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic earnings (loss) per share:
Net income (loss)	$339	$(2,726)	$(8,055)	$(10,265)
Preferred dividends	(13)	(13)	(38)	(38)

Net income (loss) available to common shareholders	326	(2,739)	$(8,093)	$(10,303)
Numerator for diluted earnings (loss) per share:

Net income (loss) available to common shareholders	$326	$(2,739)	$(8,093)	$(10,303)
Preferred dividends	13	-	-	-
Interest expense on convertible debt	$1	$-	$-	$-

Net income (loss) for diluted earnings (loss) per share	$340	$(2,739)	$(8,093)	$(10,303)

Denominator for basic earnings (loss) per share – weighted-average shares outstanding	83,750,636	70,308,374	79,751,523	68,991,196
Effect of dilutive securities	9,601,556	-	-	-

Denominator for diluted earnings (loss) per share – weighted-average shares outstanding	93,352,192	70,308,374	79,751,523	68,991,196
Basic income (loss) per share:

Net income (loss) per share	$0.00	$(0.04)	$(0.10)	$(0.15)
referred dividends	(0.00)	(0.00)	(0.00)	(0.00)

Net income (loss) per share available to common shareholders	$0.00	$(0.04)	$(0.10)	$(0.15)

Diluted income (loss) per share:
Net income (loss) per share	$0.00	$(0.04)	$(0.10)	$(0.15)

    The Company has excluded the following weighted-average securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Restricted stock grants	-	280,000	-	346,642
Convertible notes payable	-	68,088	-	58,217
Convertible preferred stock	45,393	46,972	46,179	48,039
Stock options	103,315	1,137,780	102,095	1,145,604
Warrants	-	9,387,233	135,505	13,299,925
Total dilutive securities	148,708	10,920,073	283,779	14,898,427

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

    Inventories of $488,000 as of September 30, 2013 were comprised of work in process of $481,000, representing direct labor costs on in-process projects and finished goods of $7,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $262,000 as of December 31, 2012 were comprised of work in process of $254,000, representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

    The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $35,000 and $47,000 as of September 30, 2013 and December 31, 2012, respectively, which include accumulated amortization of $312,000 and $300,000 as of September 30, 2013 and December 31, 2012, respectively.  Amortization expense related to trademark and trade name intangible assets was $4,000 for the three months ended September 30, 2013 and 2012.  Amortization expense for trademark and trade name intangible assets was $12,000 for the nine months ended September 30, 2013 and 2012.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC 350, Intangibles – Goodwill and Other, for proper treatment.

    In June 2012, the Company entered into an asset purchase agreement with Vocel, Inc., a Delaware corporation, whereby the Company purchased certain assets, consisting primarily of certain patents and trademarks.  The Company evaluated this transaction under ASC 805, Business Combinations, and determined that this transaction constituted an asset purchase. The Company determined the aggregate fair value of the consideration issued to be approximately $159,000 and has allocated this amount to the relative fair value of the assets acquired resulting in $159,000 being allocated to patents. The Company began amortization of the acquired patents in the third quarter of 2012 on a straight-line basis over their weighted-average remaining life of approximately 13.5 years. Amortization expense related to the patents was $3,000 for the three months ended September 30, 2013 and 2012, respectively and $9,000 and $3,000 for the nine months ended September 30, 2013 and 2012, respectively.

    The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2013 (3 months)	$7
2014	28
2015	27
2016	12
2017	12
Thereafter	93
Totals	$179

Goodwill

    The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of September 30, 2013.

NOTE 5.  NOTES PAYABLE AND LINE OF CREDIT

    Notes payable consist of the following:

($ in thousands)	September 30,	December 31,
	2013	2012
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $65 at September 30, 2013 and December 31, 2012. Discount on notes is $0 at September 30, 2013 and December 31, 2012. In January 2013, the Company received an extension to June 30, 2014. Notes callable at any time at option of holder.	$65	$65
Total notes payable to related parties	$65	$65

Total notes payable	65	65
Less current portion	(65)	(65)
Long-term notes payable	$-	$-

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

    In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company, which warrants were exercised, on a cashless basis, between October and November 2013.

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

    The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014; provided, however, that the Related-Party Convertible Notes are callable at any time, at the option of the note holder, prior to June 30, 2014.

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

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement. During the three and nine months ended September 30, 2013, the Company recorded approximately $72,000 and $145,000, respectively, in deferred financing fee amortization expense.  Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statement of operations for the period ended September 30, 2013.

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

    As of September 30, 2013, no advances were made under the unsecured line of credit agreement.

NOTE 6.  EQUITY

    The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

    The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) outstanding as of September 30, 2013 and December 31, 2012.  At September 30, 2013 and December 31, 2012, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively.  There were no conversions of  Series B Preferred into common stock during the nine months ended September 30, 2013 or 2012. In June 2013, the Company paid approximately $25,000 in dividends to Series B Preferred holders of record as of April 30, 2013.

Common Stock

    The following table summarizes common stock activity for the nine months ended September 30, 2013:

Common Stock
Shares outstanding at December 31, 2012	76,639,849
Shares issued pursuant to options exercised for cash	32,713
Shares issued pursuant to cashless warrants exercised	4,336,741
Shares issued pursuant to achievement of vesting provisions	120,000
Shares issued pursuant to warrants exercised for cash	3,577,779
Shares outstanding at September 30, 2013	84,707,082

    During the nine months ended September 30, 2013, the Company issued 32,713 shares of common stock pursuant to the exercise of 32,713 options for cash proceeds of approximately $8,000.  During the nine months ended September 30, 2013, the Company issued 3,577,779 shares of common stock pursuant to the exercise of 3,577,779 warrants resulting in cash proceeds of approximately $2,014,000. Also during the nine months ended September 30, 2013, the Company issued 4,336,741 shares of common stock pursuant to the cashless exercise of 6,437,541 warrants.

    During the nine months ended September 30, 2013, the Company issued 120,000 shares of common stock pursuant to the achievement of certain contractual vesting conditions contained in previously issued restricted stock grants to non-affiliated consultants.

Warrants

    The following table summarizes warrant activity for the following periods:
	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2012	18,788,485	$0.56
Granted	1,232,632	$1.01
Expired / Canceled	(688,749)	$1.49
Exercised	(10,015,320)	$0.52
Balance at September 30, 2013	9,317,048	$0.59

    During the nine months ended September 30, 2013, the Company issued to certain consultants warrants to purchase an aggregate of 110,000 shares of the Company’s common stock. Such warrants have exercise prices ranging from $1.08 to $1.15 per share and have terms ranging from one to three years from the date of issuance. An aggregate of 80,000 of these warrants become exercisable only upon the attainment of specified events. No such events were obtained during the nine months ended September 30, 2013.

    During the nine months ended September 30, 2013, the Company issued to an existing shareholder and member of our Board of Directors warrants to purchase 1,052,632 shares of the Company’s common stock. Such warrants have an exercise price of $0.95 per share and a term of two years from the date of issuance.

    During the nine months ended September 30, 2013, the Company issued to certain members of a newly established advisory board, warrants to purchase an aggregate of 70,000 shares of the Company’s common stock. Such warrants have an exercise price of $1.72 per share and have a two year term. The Company recorded the estimated grant date fair value of these warrants using the Black-Scholes option valuation model as a component of general and administrative expense.

    During the nine months ended September 30, 2013, there were 6,437,541 warrants exercised pursuant to cashless transactions resulting in the issuance of 4,336,741 shares of common stock, 3,577,779 warrants exercised for cash resulting in the issuance of 3,577,779 shares of common stock and proceeds to the Company of approximately $2,014,000 and 688,749 warrants that expired.

    As of September 30, 2013, warrants to purchase 9,317,048 shares of common stock at prices ranging from $0.50 to $1.72 were outstanding. All warrants are exercisable as of September 30, 2013, and expire at various dates through December 2016, with the exception of an aggregate of 330,000 warrants, which become exercisable only upon the attainment of specified events.

    Stock-Based Compensation

    As of September 30, 2013, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

    The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $142,000 and $411,000 for the three and nine months ended September 30, 2013, respectively. Stock-based compensation expense related to equity options was approximately $145,000 and $426,000 for the three and nine months ended September 30, 2012, respectively.

    In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was $0 for the three and nine months ended September 30, 2013. Stock-based compensation expense related to these restricted stock grants was approximately $9,000 and $28,000 for the three and nine months ended September 30, 2012, respectively.

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

    ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2013 and 2012 ranged from 78% to 144%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the nine months ended September 30, 2013 and 2012 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2013 and 2012 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common stock in the foreseeable future.

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

    In March 2013, the Company issued 410,000 options under existing stock-based compensation plans to certain members of senior management, certain members of the Board of Directors and certain employees. Such options have an exercise price of $0.93 per share. In May and July 2013, the Company issued 42,500 and 35,000 options, respectively, under existing stock-based compensation plans to certain employees. The exercise price of the May 2013 grant was $1.00 per share and the exercise price of the July 2013 grant was $2.30 per share.

    A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2012	3,031,221	$0.82
Granted	487,500	$1.03
Expired/Cancelled	(27,500)	$1.00
Exercised	(32,713)	$0.27

Balance at September 30, 2013	3,458,508	$0.85

    The per share weighted-average grant date fair value of options granted during the nine months ended September 30, 2013 was $0.74.

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

    As of September 30, 2013, the Company had 369,996 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment. The recorded fair market value of those warrants at September 30, 2013 was approximately $406,000. During the nine months ended September 30, 2013, 4,714,993 warrants qualifying for derivative liability treatment were exercised on a cashless basis resulting in the issuance of 3,379,796 shares of common stock with an aggregate fair value of approximately $6,276,000. Also during the nine months ended September 30, 2013, 126,240 warrants qualifying for derivative liability treatment were exercised for cash, resulting in the issuance of 126,240 shares of commons stock with an aggregate fair value of approximately $304,000 and cash proceeds of approximately $63,000.

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
	Fair Value at September 30, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,663	$1,663	$—	$—
Totals	$1,663	$1,663	$—	$—
Liabilities:
Derivative liabilities	$406	$—	$—	$406
Totals	$406	$—	$—	$406

	Fair Value at December 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,630	$1,630	$—	$—
Totals	$1,630	$1,630	$—	$—
Liabilities:
Derivative liabilities	$2,244	$—	$—	$2,244
Totals	$2,244	$—	$—	$2,244

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

    As of September 30, 2013, the Company had outstanding warrants to purchase 369,996 shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at September 30, 2013 was approximately $406,000 which is reflected as a current liability in the condensed consolidated balance sheet as of September 30, 2013 due to the remaining warrants having a remaining life of less than one year. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Black-Scholes or Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities.

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

    A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2012	$2,244
Total unrealized gains
Included in earnings	4,679
Settlements	(6,517)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at September 30, 2013	$406

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

    In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company, which warrants were exercised, on a cashless basis, between October and November 2013.

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

    On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014, however, the Related-Party Convertible Notes are callable at any time, at the option of the note holder, prior to June 30, 2014.

Professional Service Contract

    During the year ended December 31, 2012 the Company entered into a series of professional service contracts with an entity that John Cronin, a member of the Company’s Board of Directors, has an ownership interest in.  The aggregate contract value was $370,000. The Company did not pay the professional services firm any monies during the nine months ended September 30, 2013.

Line of Credit

    In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowing of up to $2.5 million. Neal Goldman, an existing shareholder and member of our Board of Directors, extended the credit line. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. At any time prior to the Maturity Date, the holder shall have the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

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

    As of September 30, 2013, no advances were made under the unsecured line of credit agreement.

NOTE 10.  CONTINGENT LIABILITIES

    During the nine months ended September 30, 2013, the Company wrote off certain accounts payable and accrued liabilities totaling approximately $228,000, which is included in “Other income, net” in the accompanying condensed consolidated statements of operations. Such accounts payable and accrued expenses represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

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

    Litigation

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine. To date, Blue Spike has filed similar suits asserting claims of patent infringement against over 100 companies since August 9, 2012. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego.  The Company’s motion to dismiss Blue Spike’s contributory and willful infringement allegations against the Company was granted by the Court.  The Company’s motion to transfer has not been ruled upon.  Currently pending are approximately 19 other motions to dismiss and at least 9 motions filed by various other defendants to transfer the action to the Northern District of California, Central District of California, Northern District of West Virginia, District of Massachusetts, Southern District of New York, and District of New Jersey.  None of the transfer motions has yet been ruled upon. Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

    Leases

    In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. In August 2013, we entered into an amendment effective November 2013, whereby the Company consolidated its existing leases. The Company will lease an additional 4,793 square feet of space in the same location while simultaneously vacating 2,560 square feet of space resulting in total rented square feet of 9,927. The lease term commenced on November 1, 2013 and ends on October 31, 2017.  Future minimum rent payments under the amended lease will be approximately $48,000 in 2013 (3 months), $210,000 in 2014, $216,000 in 2015, $222,000 in 2016 and $190,000 in 2017.

    In April 2012, we entered into a lease extension of our Portland, Oregon offices whereby we extended the lease term for a period of 36 months commencing November 1, 2012 until October 31, 2015.  Future minimum rent payments will be approximately $36,000 (3 months) in 2013, $146,000 in 2014 and $124,000 in 2015.

    In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico, which are included in the future minimum lease payments at September 30, 2013.

    At September 30, 2013, future minimum lease payments are as follows:

($ in thousands)
2013 (3 months)	$102
2014	$399
2015	$384
2016	$233
2017 and thereafter	$190
$1,308

    Rental expense incurred under operating leases for the nine months ended September 30, 2013 and 2012 was approximately $321,000 and $387,000, respectively.

NOTE 11.  SUBSEQUENT EVENTS

    Subsequent to September 30, 2013 and through November 8, 2013, the Company issued 111,783 shares of common stock pursuant to the cashless exercise of 149,996 warrants issued as additional consideration for the Related-Party Notes.  Also during October 2013, the Company issued 2,597 shares of its common stock pursuant to the exercise of 2,597 options resulting in cash proceeds to the Company of approximately $2,000.

    In November 2013, the Company issued 290,000 options under existing stock-based compensation plans to certain members of the Board of Directors, senior management and certain employees.  Such options have an exercise price of $1.93 per share.

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

Overview

    ImageWare Systems, Inc. (the “Company”) is incorporated in the state of Delaware.  The Company is a leading developer of mobile and cloud-based identity management solutions, providing biometric, secure credential and law enforcement technologies. Scalable for worldwide deployment, ImageWare's biometric product line includes a multi-biometric engine that is hardware and algorithm independent, enabling the enrollment and management of unlimited population sizes. ImageWare's identification products are used to manage and issue secure credentials, including national IDs, passports, driver's licenses, smart cards and access control credentials. ImageWare's digital booking products provide law enforcement with integrated mug shot, fingerprint livescan and investigative capabilities. ImageWare is headquartered in San Diego, CA, with offices in Portland, OR and Ottawa, Ontario

Recent Developments

    New Product Introductions

    In July 2013, the Company introduced its mobile biometric identity management platform, GoMobile Interactive™ ("GMI").  Based upon acquired patented messaging platform technology combined with the Company’s patented Biometric Engine®, GMI allows global business, service and content providers to offer users biometric security for their products, services and content on the Android or iPhone operating systems. GMI includes a standalone application that can be used as a turnkey solution, as well as a software development kit, enabling integration with existing mobile applications for Android and iPhone.   Targeted verticals for the product include mobile banking and value transfer, retail, healthcare and entertainment services. By supporting multi-modal biometrics on a mobile device, the Company is able to offer an out-of-band security solution that is far superior to traditional password or PIN protection, which are now failing and costing businesses billions of dollars.  In addition, the GoMobile Interactive service supports dynamic information gathering, allowing clients to learn about their users through the use of interactive surveys that can be optionally secured using biometrics.

    Contracts

    In August 2013, the Company was awarded a $2.2 million contract by its largest customer, the U.S. Department of Veteran Affairs (the "VA"), to expand its personal identity verification ("PIV") credentialing capabilities across federal, state and local facilities. The multi-biometric identity management solution was first implemented with the VA in 2007, whereby the Company has provided enrollment and on-going management of face, LiveScan fingerprint and fingerprint minutia. These services, which are in compliance with U.S. government standards, provide a greater level of security and drive the standards for commercial adoption.  Under the terms of the agreement, the Company delivered software licenses during the third quarter of 2013 and received approximately $1.5 million in revenue. Additionally, the Company will recognize maintenance related service revenues valued at approximately $692,000 from this customer ratably over the next year.

    New Pilot Programs

    On September 19, 2013, the Company announced that it had been awarded a contract for software and services in support of a paid pilot from an undisclosed United States federal agency to implement iris recognition throughout 20 state and local law enforcement agencies.  As a subcontractor to Iris ID, the Company will supply its QuickCapture™ application to public safety agencies participating in the one-year iris recognition pilot.  The Company’s QuickCapture will be used to manage multiple types of Electronic Biometric Transmission Specification (EBTS) transactions, including enrollment, identity verification and investigative searches. During the course of the pilot, the Company’s solution will be implemented in over 20 agencies to evaluate the use of iris recognition, primarily in correction facilities.  Under the terms of the agreement, the Company will complete the delivery of its QuickCapture application in the fourth quarter of 2013.

    Liquidity and Capital Resources

    For the nine months ended September 30, 2013, the Company issued 3,577,779 shares of its common stock and received net proceeds of approximately $2,014,000 from the exercise of warrants for cash.

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

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0% and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement.

    As of September 30, 2013, no advances were made under the unsecured line of credit agreement.

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

    Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the nine months ended September 30, 2013 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

    This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012.

    Product Revenue

	Three Months Ended September 30,
Net Product Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,797	$224	$1,573	702%
Percentage of total net product revenue	98%	87%
Hardware and consumables	$3	$12	$(9)	(75)%
Percentage of total net product revenue	0%	5%
Services	$42	$21	$21	100%
Percentage of total net product revenue	2%	8%
Total net product revenue	$1,842	$257	$1,585	617%

    Software and royalty revenue increased 702% or approximately $1,573,000 during the three months ended September 30, 2013 as compared to the corresponding period in 2012. This increase is due to higher identification software license revenue and royalties of approximately $1,541,000, higher sales of boxed identity management software through our distribution channel of approximately $37,000 offset by lower law enforcement project revenues of approximately $5,000.

    Revenue from the sale of hardware and consumables decreased 75% or approximately $9,000 during the three months ended September 30, 2013 as compared to the corresponding period in 2012. The decrease resulted from lower law enforcement revenues related to project solutions containing hardware and consumable components.

    Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased 100% or approximately $21,000 during the three months ended September 30, 2013 as compared to the corresponding period in 2012 due primarily to the completion of the service element in certain identification project solutions.

    We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended September 30, 2013, we continued our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the next six months which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Three Months Ended September 30,
Maintenance Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$654	$681	$(27)	(4)%

    Maintenance revenue was $654,000 for the three months ended September 30, 2013 as compared to $681,000 for the corresponding period in 2012.  Identity management maintenance revenues generated from identification project solutions were $236,000 for the three months ended September 30, 2013 as compared to $220,000 during the comparable period in 2012.  Law enforcement maintenance revenues were $418,000 for the three months ended September 30, 2013 as compared to $461,000 during the comparable period in 2012. The decrease of approximately $43,000 results primarily from the expiration of certain maintenance contracts.

    We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

    Cost of Product Revenue

	Three Months Ended September 30,
Cost of Product Revenue:	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$67	$23	$44	191%
Percentage of software and royalty product revenue	4%	10%
Hardware and consumables	$6	$10	$(4)	(40)%
Percentage of hardware and consumables product revenue	200%	83%
Services	$17	$16	$1	6%
Percentage of services product revenue	40%	76%
Total product cost of revenue	$90	$49	$41	84%
Percentage of total product revenue	5%	19%

    The cost of software and royalty product revenue increased 191% or approximately $44,000 for the three months ended September 30, 2013 as compared to the corresponding period of 2012. The increase in software and royalty cost of product revenue of approximately $44,000 is due primarily to higher third-party software content contained in project solutions for the three months ended September 30, 2013 as compared to the corresponding period in 2012. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

    The decrease in the cost of product revenue for our hardware and consumable sales of approximately $4,000 or 40% for the three months ended September 30, 2013 as compared to the corresponding period in 2012 reflects the decrease in hardware and consumable revenue for the three months ended September 30, 2013 as compared to the corresponding period in 2012. The increase in the percentage of hardware and consumable costs as a percentage of hardware and consumable product revenue from 83% for the three months ended September 30, 2012 to 200% for the corresponding period in 2013 reflects an increase in the cost of replacement keys to certain distribution channel customers.

    The cost of services revenue increased approximately $1,000 during the three months ended September 30, 2013 as compared to the corresponding period in 2012 despite the cost of service revenues as a percentage of service revenues decreasing from 76% for the three months ended September 30, 2012 to 40% for the comparable period in 2013.  The percentage decrease in 2013 reflects uncharacteristically low software costs incurred on certain identification projects.

    Cost of Maintenance Revenue

	Three Months Ended September 30,
Maintenance cost of revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$209	$207	$2	1%
Percentage of total maintenance revenue	32%	30%

    Cost of maintenance revenue as a percentage of maintenance revenues increased approximately 2% to 32% during the three months ended September 30, 2013 from 30% for the corresponding period in 2012 despite lower maintenance revenues due primarily to higher law enforcement maintenance costs incurred for digital camera replacements.

    Product Gross Profit

	Three Months Ended September 30,
Product gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,730	$201	$1,529	761%
Percentage of software and royalty product revenue	96%	90%
Hardware and consumables	$(3)	$2	$(5)	(250)%
Percentage of hardware and consumables product Revenue	(100)%	17%
Services	$25	$5	$20	400%
Percentage of services product revenue	60%	24%
Total product gross profit	$1,752	$208	$1,544	742%
Percentage of total product revenue	95%	81%

    Software and royalty gross profit increased 761% or approximately $1,529,000 for the three months ended September 30, 2013 from the corresponding period in 2012, due, primarily, to higher software and royalty product revenues of approximately $1,573,000. In addition to revenue level changes, costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

    Hardware and consumables gross profit decreased approximately $5,000 for the three month period ended September 30, 2013 as compared to the corresponding period in 2012 due to lower hardware and consumables product revenue during the three month period ended September 30, 2013 as compared to the corresponding period in the 2012 year.

    Services gross profit increased approximately $20,000 due to higher professional services product revenues during the three months ended September 30, 2013 as compared to the corresponding period in 2012.

    Maintenance Gross Profit

	Three Months Ended September 30,
Maintenance gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$445	$474	$(29)	(6)%
Percentage of total maintenance revenue	68%	70%

    Gross profit related to maintenance revenue decreased 6% or approximately $29,000 for the three months ended September 30, 2013, as compared to the same period ended September 30, 2012. That decrease is due to lower maintenance revenues of approximately $27,000 combined with approximately $2,000 in higher maintenance costs. The increase in maintenance costs despite lower maintenance revenues is reflective of digital camera replacements for certain law enforcement customers during the three months ended September 30, 2013.

    Operating Expense

	Three Months Ended September 30,
Operating expenses	2013	2012	$ Change	% Change
(dollars in thousands)

General and administrative	$888	$749	$139	19%
Percentage of total net revenue	36%	80%
Sales and marketing	$512	$461	$51	11%
Percentage of total net revenue	21%	49%
Research and development	$946	$798	$148	19%
Percentage of total net revenue	38%	85%
Depreciation and amortization	$29	$17	$12	71%
Percentage of total net revenue	1%	2%

    General and Administrative Expense

    General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $139,000 is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $73,000 due primarily to increases in investor and public relations expenses of approximately $82,000, increases in legal and auditing fees of approximately $18,000 and increases in Board of Director fees of approximately $63,000 offset by decreases in contractor fees and contract services of approximately $75,000 and decreases in patent related expenses of approximately $15,000.

●	Increase in personnel related expense of approximately $79,000 due to headcount increases and quarterly discretionary 401(k) employer match contributions of approximately $27,000.

●	Decrease in stock-based compensation expense of approximately $8,000.

●	Decrease in travel, insurances, licenses, dues, rent, and office related costs of approximately $5,000.

    We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

    Sales and Marketing

    Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar increase of approximately $51,000 during the three months ended September 30, 2013 as compared to the corresponding period in 2012 is primarily comprised of the following major components:

●	Increase in personnel related expenses including sales commissions and fringe benefits of approximately $20,000.
●	Decrease in travel and trade show expense of approximately $6,000.
●	Decrease in professional services of approximately $7,000.
●	Increase in contract services, office related expenses and miscellaneous other selling expenses of approximately $35,000.
●	Increase in our Mexico sales offices expenses of approximately $9,000.

    Research and Development

    Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $148,000 for the three months ended September 30, 2013 as compared to the corresponding period in 2012 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $106,000 due primarily to headcount increases.
●	Increase in contractor fees and contract services of approximately $27,000.
●	Increase in rent, office related costs and travel expenses of approximately $15,000.

    Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

    Depreciation and Amortization

    During the three months ended September 30, 2013, depreciation and amortization expense increased approximately $12,000 as compared to the corresponding period in 2012. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

    Interest Expense, Net

    For the three months ended September 30, 2013, we recognized interest income of $0 and interest expense of approximately $73,000. For the three months ended September 30, 2012, we recognized interest income of $1,000 and interest expense of $6,000.  Interest expense for the three months ended September 30, 2013 is comprised of approximately $72,000 of amortization expense of deferred financing fees related to our unsecured line of credit and $1,000 related to coupon interest on our 7% related party convertible notes.

    Change in Fair Value of Derivative Liabilities

    For the three months ended September 30, 2013, we recognized non-cash income of $470,000 compared to non-cash expense of $1,378,000 for the corresponding period of 2012.  This income and expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

    Other Income, Net

    For the three months ended September 30, 2013, we recognized other income of $124,000 and other expense of $1,000.  For the three months ended September 30, 2012, we recognized other income of $17,000 and other expense of $15,000.  Other income for the three months ended September 30, 2013 is comprised of approximately $124,000 from the write-off of certain accounts payable and accrued expenses due to the expiration of the legal statute of limitations on such liabilities. Other income for the three months ended September 30, 2012 is comprised of approximately $12,000 from the write-off of certain accounts payable due to the expiration of the legal statute of limitations on such payables and $5,000 in miscellaneous other income. Other expense for the three months ended September 30, 2012 is related to the write-off of certain deferred financing fees.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012.

    Product Revenue

	Nine Months Ended September 30,
Net Product Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$2,246	$715	$1,531	214%
Percentage of total net product revenue	93%	80%
Hardware and consumables	$67	$132	$(65)	(49)%
Percentage of total net product revenue	3%	15%
Services	$100	$51	$49	96%
Percentage of total net product revenue	4%	5%
Total net product revenue	$2,413	$898	$1,515	169%

    Software and royalty revenue increased 214% or approximately $1,531,000 during the nine months ended September 30, 2013 as compared to the corresponding period in 2012. This increase is due to higher sales of identification software license revenue and royalties of approximately $1,527,000, higher sales of our boxed identity management software sold through our distribution channel of approximately $1,000 and higher law enforcement project related revenues of approximately $3,000.

    Revenue from the sale of hardware and consumables decreased 49% or approximately $65,000 during the nine months ended September 30, 2013 as compared to the corresponding period in 2012. The decrease resulted from lower revenues from project solutions containing hardware and consumable components.

    Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased 96% or approximately $49,000 during the nine months ended September 30, 2013 as compared to the corresponding period in 2012 due primarily to the completion of the service element in certain law enforcement and identification project solutions.

    We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended September 30, 2013, we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the next six months which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Nine Months Ended September 30,
Maintenance Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$1,962	$2,127	$(165)	(8)%

    Maintenance revenue was $1,962,000 for the nine months ended September 30, 2013 as compared to $2,127,000 for the corresponding period in 2012.  Identity management maintenance revenues generated from identification project solutions were $680,000 for the nine months ended September 30, 2013 as compared to $679,000 during the comparable period in 2012.  Law enforcement maintenance revenues were $1,282,000 for the nine months ended September 30, 2013 as compared to $1,448,000 during the comparable period in 2012. The decrease of $165,000 results from the expiration of certain law enforcement maintenance contracts.

    We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

    Cost of Product Revenue

	Nine Months Ended September 30,
Cost of Product Revenue:	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$123	$88	$35	40%
Percentage of software and royalty product revenue	5%	12%
Hardware and consumables	$61	$62	$(1)	(2)%
Percentage of hardware and consumables product revenue	91%	47%
Services	$65	$34	$31	91%
Percentage of services product revenue	65%	67%
Total product cost of revenue	$249	$184	$65	35%
Percentage of total product revenue	10%	20%

    The cost of software and royalty product revenue increased 40% or approximately $35,000 for the nine months ended September 30, 2013 as compared to the corresponding period of 2012. The increase in software and royalty cost of product revenue of approximately $35,000 is due to higher software product sales of approximately $1,531,000 and contain certain third-party software elements. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

    The increase in the cost of product revenue for our hardware and consumable sales as a percentage of hardware and consumable product revenues from 47% for the nine months ended September 30, 2012 to 91% for the nine months ended September 30, 2013 is due to the 2012 period containing the sale of certain hardware which contained uncharacteristically low costs.

    The cost of services revenue increased 91% or approximately $31,000 during the nine months ended September 30, 2013 as compared to the corresponding period in 2012.  This increase reflects higher services revenues of approximately $49,000 related to project-oriented work during the nine months ended September 30, 2013.

    Cost of Maintenance Revenue

	Nine Months Ended September 30,
Maintenance cost of revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$585	$748	$(163)	(22)%
Percentage of total maintenance revenue	30%	35%

    Cost of maintenance revenues decreased approximately $163,000 for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 due to lower maintenance revenues of approximately $165,000 combined with cost savings realized from the movement of technical support functions from our Canadian office to our San Diego office in May of 2012. The decrease in the cost of maintenance revenues as a percentage of maintenance revenues from 35% for the twelve months ended September 30, 2012 to 30% for the corresponding period of 2013 reflect the cost saving realized by the movement of the technical support functions to our San Diego office.

    Product Gross Profit
	Nine Months Ended September 30,
Product gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$2,123	$627	$1,496	239%
Percentage of software and royalty product revenue	95%	88%
Hardware and consumables	$6	$70	$(64)	(91)%
Percentage of hardware and consumables product revenue	9%	53%
Services	$35	$17	$18	106%
Percentage of services product revenue	35%	33%
Total product gross profit	$2,164	$714	$1,450	203%
Percentage of total product revenue	90%	80%

    Software and royalty gross profit increased 239% or approximately $1,496,000 for the nine months ended September 30, 2013 from the corresponding period in 2012 due primarily to higher software and royalty product revenues of approximately $1,531,000. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

    Hardware and consumables gross profit decreased 91% or approximately $64,000 for the nine month period ended September 30, 2013 as compared to the corresponding period in 2012.  This decrease was primarily due to the lower hardware and consumable product revenues of approximately $65,000 for the nine months ended September 30, 2013 as compared to the comparable period of 2012 combined with the 2012 period containing uncharacteristically low cost of hardware revenues related to the sale of certain hardware.

    Services gross profit increased 106% or approximately $18,000 due to higher professional services revenue of approximately $49,000 offset by higher cost of professional service revenues of approximately $31,000 during the nine months ended September 30, 2013 to the corresponding period in 2012.

    Maintenance Gross Profit
	Nine Months Ended September 30,
Maintenance gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,377	$1,379	$(2)	0%
Percentage of total maintenance revenue	70%	65%

    Gross margins related to maintenance revenue increased to 70% for the nine months ended September 30, 2013 from 65% for the same period ended September 30, 2012. That increase is due to lower maintenance cost of revenues of approximately $163,000 due to the movement of certain technical support functions from the our Canadian office to our San Diego office.

    Operating Expense
	Nine Months Ended September 30,
Operating expenses	2013	2012	$ Change	% Change
(dollars in thousands)

General and administrative	$2,560	$2,580	$(20)	(1)%
Percentage of total net revenue	59%	85%
Sales and marketing	$1,497	$1,277	$220	17%
Percentage of total net revenue	34%	42%
Research and development	$2,861	$2,291	$570	25%
Percentage of total net revenue	65%	76%
Depreciation and amortization	$77	$44	$33	75%
Percentage of total net revenue	2%	1%

    General and Administrative Expense

    General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $20,000 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $238,000 due primarily to decreases in audit related fees of $126,000, decreases in various consulting and contract services of approximately $124,000, decreases in patent expenses of approximately $78,000 offset by increases in Board of Director fees of approximately $90,000.

●	Increase in personnel related expense of approximately $198,000 due to headcount increases and discretionary 401(k) employer match contributions of approximately $79,000.

●	Decrease in stock-based compensation expense of approximately $26,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $46,000.

    We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

    Sales and Marketing

    Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, business development and product management functions. The dollar increase of $220,000 during the nine months ended September 30, 2013 as compared to the corresponding period in 2012 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $113,000.
●	Decrease in stock-based compensation expense of approximately $8,000.
●	Increase in professional services of approximately $100,000.
●	Increase in contract services, travel and trade show expenses and office related expenses of approximately $30,000.
●	Decrease in our Canadian and Mexico sales offices expenses of approximately $15,000.

    Research and Development

    Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $570,000 for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $341,000 due to headcount increases.
●	Increase in contractor and contract services of $195,000 due to greater utilization of these resources.
●	Increase in rent, office related costs and travel and trade show expenses of approximately $42,000.

●	Decrease in stock-based compensation of approximately $8,000.

    Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

    Depreciation and Amortization

    During the nine months ended September 30, 2013, depreciation and amortization expense increased approximately $33,000 as compared to the corresponding period in 2012. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value. The increase of $33,000 reflects higher depreciation expense on recent equipment purchases needed to replace older, obsolete equipment.

    Interest Expense, Net

    For the nine months ended September 30, 2013, we recognized interest income of $1,000 and interest expense of $149,000. For the nine months ended September 30, 2012, we recognized interest income of $3,000 and interest expense of $17,000.  Interest expense for the nine months ended September 30, 2013 is comprised of approximately $145,000 of amortization expense of deferred financing fees related to our unsecured line of credit and $4,000 is related to coupon interest on our 7% related party convertible notes.

    Change in Fair Value of Derivative Liabilities

    For the nine months ended September 30, 2013, we recognized non-cash expense of $4,679,000 compared to $6,473,000 for the corresponding period of 2012.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

    Other Income, Net

    For the nine months ended September 30, 2013, we recognized other income of $232,000 and other expense of $1,000.  For the nine months ended September 30, 2012, we recognized other income of $342,000 and other expense of $15,000.  Other income for the nine months ended September 30, 2013 is comprised of approximately $228,000 from the write-off of certain accounts payable and accrued expenses due the expiration of the legal statute of limitation on such payables and accrued liabilities and $4,000 of miscellaneous other income. Other income for the nine months ended September 30, 2012 is comprised of approximately $328,000 from the write-off of certain accounts payable due to the expiration of the legal statute of limitations on such payables and $14,000 in miscellaneous other income. Other expense for the nine months ended September 30, 2012 is comprised of approximately $15,000 from the write off of certain deferred financing fees.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $3,468,000 and accounts receivable, net of $314,000.  As of September 30, 2013, we had positive working capital of $42,000 which included $2,110,000 of deferred revenue and $406,000 in derivative liabilities.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of our Software as a Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit to a lesser extent and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

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

    As of September 30, 2013, no advances were made under the unsecured line of credit agreement.

    For the nine months ended September 30, 2013, the Company issued 3,577,779 shares of its common stock and received net proceeds of approximately $2,014,000 from the exercise of warrants for cash.

    Management believes that the Company’s current cash and cash equivalents combined with the line of credit availability and cash raised subsequent to September 30, 2013 will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing.

    Operating Activities

    We used net cash of $2,605,000 in operating activities for the nine months ended September 30, 2013 as compared to net cash used of $4,517,000 during the comparable period in 2012. During the nine months ended September 30, 2013, net cash used in operating activities consisted of net loss of $8,055,000 and a decrease in working capital and other assets and liabilities of $249,000. Those amounts were offset by $5,201,000, net of non-cash costs including a $4,679,000 unrealized loss related to the change in value of our derivative liabilities, $519,000 in stock based compensation, $145,000 in debt issuance cost amortization and $86,000 in depreciation and intangible asset amortization offset by $228,000 of non-cash income primarily from the write-off of certain accounts payable and accrued liabilities due to the expiration of the statute of limitations. During the nine months ended September 30, 2013, we used cash of $170,000 to fund increases in current assets and generated cash of $419,000 through increases in current liabilities and deferred revenues, excluding debt.

    During the nine months ended September 30, 2012, we used net cash of $4,517,000 in operating activities.  During the nine months ended September 30, 2012, net cash used in operating activities primarily consisted of net loss of $10,265,000 and an increase in working capital and other assets and liabilities of $938,000.  Those amounts were offset by $6,686,000, net of non-cash costs including a $6,473,000 unrealized loss related to the change in value of our derivative liabilities, $479,000 in stock-based compensation and $47,000 in depreciation and amortization, $15,000 in deferred financing fee expense offset by $328,000 of non-cash income from the write off of certain accounts payable due to the expiration of the statute of limitations.  During the nine months ended September 30, 2012, we used cash of $912,000 from increases in current assets and used cash of $26,000 through decreases in current liabilities and deferred revenues, excluding debt.

    Investing Activities

    Net cash used in investing activities was $103,000 for the nine months ended September 30, 2013, compared to $159,000 used in the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $103,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the nine months ended September 30, 2012, we used $159,000 to replace older equipment and software.

    Financing Activities

    We generated cash of $1,997,000 from financing activities for the nine months ended September 30, 2013 as compared to the $3,261,000 generated during the same period in 2012. We generated cash of $2,014,000 from the exercise of 3,577,779 common stock warrants and $8,000 from the exercise of 32,713 common stock options. During the nine months ended September 30, 2013, we used cash of $25,000 to pay dividends on our Series B Preferred Stock.

    We generated cash of $3,261,000 from financing activities for the nine months ended September 30, 2012. We generated cash of $3,502,000 from the exercise of 7,003,947 common stock warrants and $7,000 from the exercise of 24,924 common stock options. We used cash of $203,000 for the payment of dividends on our Series B Preferred Stock and $45,000 for the repayment of notes payable.

    Debt

    At September 30, 2013, we had approximately $65,000 in outstanding debt, exclusive of any debt discounts, and another $33,000 in related accrued interest.

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

    In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company, which warrants were exercised, on a cashless basis, between October and November 2013.

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

    The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014 however, the Related-Party Convertible Notes are callable at any time, at the option of the note holder, prior to June 30, 2014.

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

    As of September 30, 2013, no advances were made under the unsecured line of credit agreement.

    Contractual Obligations

    Total contractual obligations and commercial commitments as of September 30, 2013 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2013	2014	2015	2016	2017	Thereafter
		(3 months)
7% related party promissory notes	$65	$—	$65	$—	$—	$—	$—
Operating lease obligations	1,308	102	399	384	233	190	—

Total	$1,373	$102	$464	$384	$233	$190	$—

    Real Property Leases

    In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. In August 2013, we entered into an amendment effective November 2013, whereby the Company consolidated its existing leases. The Company will lease an additional 4,793 square feet of space in the same location while simultaneously vacating 2,560 square feet of space resulting in total rented square feet of 9,927. The lease term commenced on November 1, 2013 and ends on October 31, 2017.  Future minimum rent payments under the amended lease will be approximately $48,000 in 2013 (3 months), $210,000 in 2014, $216,000 in 2015, $222,000 in 2016 and $190,000 in 2017.

    In April 2012, we entered into a lease extension of our Portland, Oregon offices whereby we extended the lease term for a period of 36 months commencing November 1, 2012 until October 31, 2015.  Future minimum rent payments will be approximately $36,000 (3 months) in 2013, $146,000 in 2014 and $124,000 in 2015.

    In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico, which are included in the future minimum lease payments at September 30, 2013.

    Stock-based Compensation

    Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$3	$3	$8	$8
General and administrative	76	84	222	248
Sales and marketing	33	35	95	103
Research and development	30	33	86	95

Total	$142	$155	$411	$454

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

ITEM 4.  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine. To date, Blue Spike has filed similar suits asserting claims of patent infringement against over 100 companies since August 9, 2012. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego.  The Company’s motion to dismiss Blue Spike’s contributory and willful infringement allegations against the Company was granted by the Court.  The Company’s motion to transfer has not been ruled upon.  Currently pending are approximately 19 other motions to dismiss and at least 9 motions filed by various other defendants to transfer the action to the Northern District of California, Central District of California, Northern District of West Virginia, District of Massachusetts, Southern District of New York, and District of New Jersey.  None of the transfer motions has yet been ruled upon. Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

ITEM 1A.  RISK FACTORS

    Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed on April 1, 2013.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2013, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: November14, 2013	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 14, 2013	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)