Form 10-K
period 2013-12-31
IMAGEWARE SYSTEMS INC
filed 2014-03-17
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [   ]  No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB marketplace was $111,234,312. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of March 15, 2014, there were 89,344,613 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2013

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

    Historically, we have marketed our products to government entities at the federal, state and local levels, however, the emergence of cloud based computing - a mobile market that demands increased security and interoperable systems, and the proven success of our products in the government markets, has enabled us to enlarge our target market focus to include the emerging consumer and non-government enterprise marketplace.

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

Recent Developments

    New Product Introductions

    In July 2013, the Company introduced its mobile biometric identity management platform, GoMobile Interactive™ ("GMI").  Based upon acquired patented messaging platform technology combined with the Company’s patented IWS Biometric Engine®, GMI allows global business, service and content providers to offer users biometric security for their products, services and content on the Android or iPhone operating systems. GMI includes a standalone application that can be used as a turnkey solution, as well as a software development kit, enabling integration with existing mobile applications for Android and iPhone.   Targeted verticals for the product include mobile banking and value transfer, retail, healthcare and entertainment services. By supporting multi-modal biometrics on a mobile device, the Company is able to offer an out-of-band security solution that is far superior to traditional password or PIN protection, which are now failing and costing businesses billions of dollars.  In addition, the GMI service supports dynamic information gathering, allowing clients to learn about their users through the use of interactive surveys that can be secured using biometrics.

    Contracts

    In August 2013, the Company was awarded a $2.2 million contract by its largest customer, the U.S. Department of Veteran Affairs (the "VA"), to expand its personal identity verification ("PIV") credentialing capabilities across federal, state and local facilities. The multi-biometric identity management solution was first implemented with the VA in 2007, whereby the Company has provided enrollment and on-going management of face, LiveScan fingerprint and fingerprint minutia. These services, which are in compliance with U.S. government standards, provide a greater level of security and drive the standards for commercial adoption.  Under the terms of the agreement, the Company delivered software licenses during the third quarter of 2013 and recognized approximately $1.5 million in product revenue. Additionally, the Company will recognize maintenance related service revenues valued at approximately $692,000 from this customer ratably over the next year.

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

    We categorize our identity management products and services into three basic markets: (i) Biometrics, (ii) Secure Credential, and (iii) Law Enforcement and Public Safety.  We offer a series of modular products that can be seamlessly integrated into an end-to-end solution or licensed as individual components.

    Biometrics

    Our biometric product line consists of the following:

    GoMobile InteractiveTM

    In July 2013, the Company introduced its mobile biometric identity management platform, GoMobile Interactive™ ("GMI").  Based upon acquired patented messaging platform technology combined with the Company’s patented IWS Biometric Engine®, GMI allows global business, service and content providers to offer users biometric security for their products, services and content on the Android or iPhone operating systems. GMI includes a standalone application that can be used as a turnkey solution, as well as a software development kit, enabling integration with existing mobile applications for Android and iPhone.   Targeted verticals for the product include mobile banking and value transfer, retail, healthcare and entertainment services. By supporting multi-modal biometrics on a mobile device, the Company is able to offer an out-of-band security solution that is far superior to traditional password or PIN protection, which are now failing and costing businesses billions of dollars.  In addition, the GMI service supports dynamic information gathering, allowing clients to learn about their users through the use of interactive surveys that can be secured using biometrics.

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

    The IWS Biometric Engine is available as a Software Development Kit (“SDK”), as well as a platform for custom configurations to meet specific customer requirements. The added suite of products provides government, law enforcement, border management and enterprise businesses, a wide variety of application-specific solutions that address specific government mandates and technology standards. It also provides the ability to integrate into existing legacy systems and expand based upon specific customer requirements. This enables users to integrate a complete solution or components as needed. The application suite of products includes packaged solutions for:

●	HSPD-12 Personal Identity Verification (“PIV”)

●	Border Management

●	Applicant Identity Vetting

●	Mobile Acquisition

●	Physical Access Control

●	Single-Sign-On and Logical Access Control

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

    IWS PIV Middleware.  The IWS PIV Middleware product, which is NIST certified and listed on the GSA approved product list, is a library of functions that connect a card reader & PIV card on the hardware side with a software application. The library implements the specified PIV Middleware API functions that support interoperability of PIV Cards.  This software has been developed in conformance with the FIPS-201 specification, and the software has been certified by the NIST Personal Identification Verification Program (“NPIVP”) Validation Authority as being compliant.

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

    IWS Desktop Security.  IWS Desktop Security is a highly flexible, scalable and modular authentication management platform that is optimized to enhance network security and usability. This architecture provides an additional layer of security to workstations, networks and systems through advanced encryption and authentication technologies. Biometric technologies (face, fingerprint, iris, voice or signature), can be seamlessly coupled with TPM chips to further enhance corporate security. USB tokens, smart cards and RFID technologies can also be readily integrated. Additional features include:

●
Support for multiple authentication tools including Public Key Infrastructure (“PKI”) within a uniformed platform and Privilege Management Infrastructure (“PMI”) technology to provide more advanced access control services and assure authentication and data integrity;

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

    IWS Biometric Quality Assessment & Enhancement (“IWS Biometric IQA&E”). The IWS Biometric IQA&E is a biometric image enhancement and assessment solution that assists government organizations with the ability to evaluate and enrich millions of biometric images automatically, saving time and costs associated with biometric enrollment while maintaining image and database integrity.

    The IWS Biometric IQA&E improves the accuracy and effectiveness of biometric template enrollments. The software may be used stand-alone or in conjunction with the IWS Biometric Engine. IWS Biometric IQA&E provides automated image quality assessment with respect to relevant image quality standards from organizations such as International Civil Aviation Organization (“ICAO”), National Institute of Standards and Technology (“NIST”), International Organization for Standards (“ISO”) and American Association of Motor Vehicle Association (“AAMVA”). IWS Biometric IQA&E also enables organizations to conduct multi-dimensional facial recognition, which further enhances accuracy for numerous applications including driver licenses, passports and watch lists.

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

    Secure Credential

    Our secure credential products consist of the following:

    IWS Card Management.  The IWS Card Management System (“CMS”) is a comprehensive solution to support and manage the issuance of smart cards complete with the following capabilities:

●	Biometric enrollment and identity proofing with Smart Card encoding of biometrics;

●	Flexible models of central or distributed issuance of credentials;

●	Customizable card life-cycle workflow managed by the CMS; and

●	Integration of the CMS data with other enterprise solutions, such as physical access control and logical access control (i.e. Single-Sign-On, or SSO).

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

    IWS EPI Builder.  This is a software developer’s kit (“SDK”) and a leading secure credential component of identity management and security solutions, providing all aspects of ID functionality from image and biometric capture to the enrollment, issuance and management of secure documents. It contains components which developers or systems integrators can use to support and produce secure credentials including national IDs, passports, International Civil Aviation Office (“ICAO”)-compliant travel documents, smart cards and driver licenses. IWS EPI Builder enables organizations to develop custom identification solutions or incorporate sophisticated identification capabilities into existing applications including the ability to capture images, biometric and demographic data; enable biometric identification and verification (1:1 and 1:X) as well as support numerous biometric hardware and software vendors. It also enables users to add electronic identification functionality for other applications, including access control, tracking of time and attendance, point of sale transactions, human resource systems, school photography systems, asset management, inventory control, warehouse management, facilities management and card production systems.

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

    Law Enforcement and Public Safety

    We believe our integrated suite of software products significantly reduces the inefficiencies and expands the capabilities of traditional booking and mug shot systems. Using our products, an agency can create a digital database of thousands of criminal history records, each including one or more full-color facial images, finger and palm prints, biographic text information and images of other distinctive physical features such as scars, marks and tattoos (“SMT’s”). This database can be quickly searched using text queries, or biometric technology that can compare biometric characteristics of an unknown suspect with those in the database.

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

    IWS Law Enforcement.  IWS Law Enforcement is a digital booking, identification and investigative solution that enables users to digitally capture, store, search and retrieve images and demographic data including mug shots, fingerprints and SMT’s. Law enforcement may choose between submitting fingerprint data directly to the State AFIS, FBI criminal repository, or other agencies as required. Additional features and functionality include real-time access to images and data, creating of photo lineups and electronic mug books, and production of identification cards and credentials.  IWS Law Enforcement also uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records/jail management system (“RMS/JMS”) or an automated fingerprint identification system.

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

    LiveScan.  This software module is FBI certified which complies with the FBI Integrated Automated Fingerprint Identification System (“IAFIS”) Image Quality Specifications (“IQS”) while utilizing FBI certified LiveScan devices from most major vendors. LiveScan allows users to capture single to ten prints and palm data, providing an integrated biometric management solution for both civil and law enforcement use. By adding LiveScan capabilities, law enforcement organizations further enhance the investigative process by providing additional identifiers to identify suspects involved in a crime.  In addition, officers no longer need to travel to multiple booking stations to capture fingerprints and mug shots.  All booking information including images may be located at a central designation and from there routed to the State AFIS or FBI criminal history record repository.

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

    Maintenance and Customer Support

    We offer software and hardware support to our customers. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support.  For the years ended December 31, 2013 and 2012, maintenance revenues accounted for approximately 49% and 71% of our total revenues, respectively.

    Software Customization and Fulfillment

    We directly employ computer programmers and retain independent programmers to develop our software and perform quality control. We provide customers with software that we specifically customize to operate on their existing computer system. We work directly with purchasers of our system to ensure that the system they purchase will meet their unique needs. We configure and test the system either at our facilities or on-site and conduct any customized programming necessary to connect the system with any legacy systems already in place.  We can also provide customers with a complete computer hardware system with our software already installed and configured. In either case, the customer is provided with a complete turnkey solution, which can be used immediately. When we provide our customers with a complete solution including hardware, we use off-the-shelf computers, cameras and other components purchased from other companies such as Dell or Hewlett Packard. Systems are assembled and configured either at our facilities or at the customer’s location.

Customers

    We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. For the year ended December 31, 2013, one customer accounted for approximately 42% or $2,211,000 of total revenues and had $0 trade receivables as of the end of the year.  For the year ended December 31, 2012, one customer accounted for approximately 15% or $611,000 of total revenues and had $0 trade receivables as of the end of the year.

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

    Fully Exploit the Biometrics, Access Control and Identification Markets

    The establishment of the Department of Homeland Security coupled with the movement by governments around the world to authenticate the identity of their citizens, employees and contractors has accelerated the adoption of biometric identification systems that can provide secure credentials and instant access to centrally maintained records for real-time verification of identity and access (physical and logical) privileges. Using our products, an organization can create secure credentials that correspond to records including images and biographic data in a digital database. A border guard or customs agent can stop an individual to quickly and accurately verify his identity against a database of authorized persons, and either allow or deny access as required. Our technology is also standards based and applied to facilitate activities such as federal identification mandates while complying with personal identification verification standards (“HSPD-12”), International Civil Aviation Organization (“ICAO”) standards, American Association of Motor Vehicle Administrators (“AAMVA”) driver licenses, voter registration, immigration control and welfare fraud identification.  We believe that these or very similar standards are applicable in markets throughout the world.

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

    Software as a Service Business Model

    With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of its marketing plan, the Company offered new versions of its product suite on a Software as a Service (“SaaS”) model during 2013.  This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices. We had no Saas installations in place as of the end of 2013, however, received significant interest and were able to enter into contracts with several customers and partners who planned to initiate programs in early 2014.

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

Sales and Marketing

    We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2013, we had sales and account representatives based domestically in the District of Columbia, California and internationally in Mexico. As of December 31,  2012, we had sales and account representatives based domestically in the District of Columbia, California and internationally in Canada and Mexico. Geographically, our sales and marketing force consisted of ten persons in the United States, and one person in Mexico as of December 31, 2013.

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

Research and Development

    Our research and development team consisted of 32 and 24 programmers, engineers and other employees as of December 31, 2013 and 2012, respectively. We also contract with outside programmers for specific projects as needed. We spent approximately $3.9 million and $3.2 million on research and development in 2013 and 2012, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

Employees

    We had a total of 61 and 54 full-time employees as of December 31, 2013 and 2012, respectively. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

We have a history of significant recurring losses totaling approximately $128 million at December 31, 2013, and these losses may continue in the future.

    As of December 31, 2013, we had an accumulated deficit of $128 million, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability, and we may never achieve profitability.

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

During the year ended December 31, 2013, one customer accounted for approximately 42% of our total revenues. Any material decrease in revenue from this customer, or in the event the Company is unable to replace the revenue with additional customers, our financial condition and results from operations could be materially and adversely affected.

    During the year ended December 31, 2013, one customer accounted for approximately 42% or $2,211,000 of our total revenues. If this customer were to significantly reduce its relationship with the Company, or in the event the Company is unable to replace the revenue through the sale of its products to additional customers, the Company’s financial condition and results from operations could be negatively impacted, and such impact would be material.

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

    Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. We face the risk of claims that we have infringed on third parties’ intellectual property rights. Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which is not yet a matter of public knowledge, or claimed trademark rights that have not been revealed through our availability searches. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could:

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

Risks Related to Our Securities

Our common stock is subject to “penny stock” rules.

    Our stock is currently defined as a “penny stock” under Rule 3a51-1 promulgated under the Exchange Act. “Penny stocks” are subject to Rules 15g-2 through 15g-7 and Rule 15g-9, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for our shares will be adversely affected.

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

    Our Board of Directors (“Board”) has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders, without any further vote or action by the common stockholders. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the common stock. As a result, their existence and issuance could have a material adverse effect on the market value of the common stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the common stock. As of December 31, 2013, we had one series of preferred stock outstanding, Series B Preferred Stock (“Series B Preferred”).

    The provisions of our Series B Preferred prohibit the payment of dividends on the common stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series B Preferred will be entitled to receive, in preference to any distribution to the holders of common stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2013, we had cumulative undeclared dividends on the Series B Preferred of approximately $8,000.

Certain large shareholders may have certain personal interests that may affect the Company.

    As a result of the shares issued to Goldman Capital Management and related entities (together, “Goldman”) in connection with the Qualified Financing, Goldman beneficially owns, in the aggregate, approximately 35.9% of the Company’s outstanding voting securities.  Additionally, Neil Goldman, principal of Goldman, serves as a director on our Board.  As a result, Goldman has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders.  This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

    As of December 31, 2013 our corporate headquarters was located in San Diego, California where we occupied approximately 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $17,372 per month.   We also occupy 6,768 square feet in Ottawa, Province of Ontario, Canada. These premises were leased until September 2013, however, in January 2013, we signed a lease to downsize to a 1,508 square foot space in the same building commencing April 2013 until March 2016.  These facilities are leased at a cost of approximately $4,664 per month.  As of December 31, 2013 we also occupied 6,546 square feet of office space in Portland, Oregon.  This facility is leased through October 2015 at a cost of approximately $12,105 per month.  We also occupy approximately 190 square feet of office space in Mexico City, Mexico.  Our lease for this facility is for an indefinite term at a cost of approximately $1,728 per month.

ITEM 3.	LEGAL PROCEEDINGS

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine. To date, Blue Spike has filed similar suits asserting claims of patent infringement against over 100 companies since August 9, 2012. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego.  The Company’s motion to dismiss Blue Spike’s contributory and willful infringement allegations against the Company was granted by the Court.  The Company’s motion to transfer has not been ruled upon.  Currently pending are numerous other motions to dismiss and at least 12 motions filed by various other defendants to transfer the action to the Northern District of California, Central District of California, District of Massachusetts, Southern District of New York, and District of New Jersey.  None of the transfer motions have yet been ruled upon. Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

Market Information

    Our common stock does not trade on an established securities exchange. Our common stock is quoted under the symbol “IWSY” on the OTCQB marketplace. The following table sets forth the high and low sale prices for our common stock for each quarter in 2013 and 2012:

2013 Fiscal Quarters	High	Low
First Quarter	$1.19	$0.79
Second Quarter	$2.65	$0.85
Third Quarter	$2.85	$1.55
Fourth Quarter	$2.14	$1.26

2012 Fiscal Quarters	High	Low
First Quarter	$1.35	$0.65
Second Quarter	$1.30	$0.41
Third Quarter	$1.33	$0.54
Fourth Quarter	$1.24	$0.65

Holders

    As of March 17, 2014, we had approximately 180 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

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

    As of December 31, 2013 and 2012, the Company had cumulative undeclared dividends of approximately $8,000 relating to our Series B Preferred.

Repurchases

    We did not repurchase any shares of our common stock during fiscal 2013 or 2012.

Securities Authorized for Issuance under Equity Compensation Plans

    For a discussion of our equity compensation plans, please see Item 12 of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

    Not a required disclosure for companies reporting under the scaled disclosure requirements for smaller reporting companies.

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

Recent Developments

    New Product Introductions

    In July 2013, the Company introduced its mobile biometric identity management platform, GoMobile Interactive™ ("GMI").  Based upon acquired patented messaging platform technology combined with the Company’s patented IWS Biometric Engine®, GMI allows global business, service and content providers to offer users biometric security for their products, services and content on the Android or iPhone operating systems. GMI includes a standalone application that can be used as a turnkey solution, as well as a software development kit, enabling integration with existing mobile applications for Android and iPhone.   Targeted verticals for the product include mobile banking and value transfer, retail, healthcare and entertainment services. By supporting multi-modal biometrics on a mobile device, the Company is able to offer an out-of-band security solution that is far superior to traditional password or PIN protection, which are now failing and costing businesses billions of dollars.  In addition, the GMI service supports dynamic information gathering, allowing clients to learn about their users through the use of interactive surveys that can be secured using biometrics.

    Contracts

    In August 2013, the Company was awarded a $2.2 million contract by its largest customer, the U.S. Department of Veteran Affairs (the "VA"), to expand its personal identity verification ("PIV") credentialing capabilities across federal, state and local facilities. The multi-biometric identity management solution was first implemented with the VA in 2007, whereby the Company has provided enrollment and on-going management of face, LiveScan fingerprint and fingerprint minutia. These services, which are in compliance with U.S. government standards, provide a greater level of security and drive the standards for commercial adoption.  Under the terms of the agreement, the Company delivered software licenses during the third quarter of 2013 and recognized approximately $1.5 million in product revenue. Additionally, the Company will recognize maintenance related service revenues valued at approximately $692,000 from this customer ratably over the next year.

    Liquidity and Capital Resources

    On May 22, 2013, the Securities and Exchange Commission declared the Post-Effective Amendment to the Registration Statement on S-1, filed by the Company on May 20, 2013 (file no. 333-179469) (the “Amended S-1”), effective. The Amended S-1 updates, among other things, the plan of distribution to allow certain existing shareholders to sell previously restricted shares of the Company’s common stock and shares of common stock issuable upon exercise of warrants (the “Securities”) at market prices. The Registration Statement on S-1 originally filed by the Company and declared effective by the SEC on May 10, 2012 (the “Original S-1”) only allowed these shareholders to sell the Securities at a fixed price.

    Following the effectiveness of the Amended S-1 on May 22, 2013 and through the twelve months ended December 31, 2013, the Company issued 6,132,779 shares of its common stock and received net proceeds of approximately $3,291,000 from the exercise of warrants exercisable for shares registered under the Amended S-1.

    In March 2013, the Company entered into a new unsecured line of credit agreement with initial available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. Before entering into the Amendment (defined below), at any time prior to the Maturity Date, the holder had the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

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

    As of December 31, 2013, no advances were made under the unsecured line of credit agreement.

    In March 2014, the holder of the line of credit agreed to increase the borrowing facility to an aggregate total of $3,500,000 (the "Amendment"). Borrowings under the increased credit facility will bear interest at the same rate and are also due in March 2015. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share. As consideration for the increase to the line of credit borrowing facility, the Company issued to the holder a warrant exercisable for 177,778 shares of the Company’s common stock. The warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

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

    Management believes that the Company’s current cash and cash equivalents combined with the line of credit availability will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing.

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

    Our biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing, identifying and verifying the identities of people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government (federal, state and local), law enforcement, commercial enterprises, and transportation and aviation markets for identification and verification purposes. Our IWS Biometric Engine is a patented biometric identity management software platform for multi-biometric enrollment, management and authentication, managing population databases of virtually unlimited sizes. It is hardware agnostic and can utilize different types of biometric algorithms.  It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform.  It is also offered as a Software Development Kit (“SDK”) based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications.  The IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents.

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

    Our secure credential solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging and biometrics in the production of photo identification cards, credentials and identification systems. Our products in this market consist of IWS EPI Suite and IWS EPI Builder (an SDK).  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine to our secure credential product line.

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

Critical Accounting Estimates

    The discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission ("SEC") considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application.

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

    Revenue Recognition.  Our revenue recognition policy is significant because our revenue is a key component of our consolidated results of operations. We recognize revenue from the following major revenue sources:

●	Long-term fixed-price contracts involving significant customization;

●	Fixed-price contracts involving minimal customization;

●	Software licensing;

●	Sales of computer hardware and identification media; and

●	Lost contract customer support (“PCS”)

    The Company’s revenue recognition policies are consistent with U.S. GAAP including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition”, ASC 605-35 “Revenue Recognition, Construction-Type and Production-Type Contracts”, “Securities and Exchange Commission Staff Accounting Bulletin 104,"  and ASC 605-25, “Revenue Recognition, Multiple Element Arrangements”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

    We recognize revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgment. Critical items that are considered in this process are the degree of customization and related labor hours necessary to complete the required work as well as ongoing estimates of the future labor hours needed to complete the contract. We also generate non-recurring revenue from the licensing of our software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, collectability is probable and when all other significant obligations have been fulfilled. We also generate revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Pricing of maintenance contracts is consistent period to period and calculated as a percentage of the software or hardware revenue.  Amounts collected in advance for maintenance services are included in current liabilities under “Deferred revenues.” Sales tax collected from customers is excluded from revenue.

    For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-11.

    Allowance for Doubtful Accounts.  We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay.  We determine the amount of allowance by analyzing historical losses, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $302,000, net of allowance for doubtful accounts of $3,000 at December 31, 2013.  Our accounts receivable balance was $328,000, net of allowance for doubtful accounts of $3,000 at December 31, 2012.

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

    The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. In 2006, the Company determined that its only reporting unit is Identity Management. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired as of December 31, 2013.

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

    Goodwill and other net intangible assets amounted to approximately $3,588,000 and $3,616,000 at December 31, 2013 and 2012, respectively.

    Stock-Based Compensation.  At December 31, 2013 and 2012, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

    The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.  Stock-based compensation expense related to equity options was approximately $575,000 and $571,000 for the year ended December 31, 2013 and 2012, respectively.  In January 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares will vest quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date.  The Company recorded approximately $0 and $37,000 in compensation expense for the years ended December 31, 2013 and 2012, respectively, related to these restricted shares.

    ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2013 and 2012, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations ranged from 78% to 103% for the grants issued in years 2013 and 2012. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110.  The expected term used by the Company to value the grants issued in 2013 and 2012 as computed by this method was 5.9 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations were 2.6% for the years ended December 31, 2013 and 2012.  Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

    We recognize and measure uncertain tax positions in accordance with U.S. GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Any tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. U.S. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

    The Internal Revenue Code (the “Code”) limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company.  The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes,” as defined under Section 382 of the Internal Revenue Code, in 1991, 1995, 2000, 2003, 2004, 2011 and 2012, though the Company has not performed a study to determine the limitation.  The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations.  The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount as the actual limitation has not yet been quantified.   The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

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

Comparison of Results for Fiscal Years Ended December 31, 2013 and 2012

    Product Revenue

	Years Ended December 31,
Net Product Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$2,437	$946	$1,491	158%
Percentage of total net product revenue	91%	83%
Hardware and consumables	$78	$138	$(60)	(43)%
Percentage of total net product revenue	3%	12%
Services	$171	$61	$110	180%
Percentage of total net product revenue	6%	5%
Total net product revenue	$2,686	$1,145	$1,541	135%

    Software and royalty revenue increased 158% or approximately $1,491,000 during the year ended December 31, 2013 as compared to the corresponding period in 2012.  This increase is due to higher sales of identification software license revenue of approximately $1,528,000 and higher law enforcement project related revenues of approximately $27,000 offset by lower sales of our boxed identity management software sold through our distribution channel of approximately $24,000 and lower royalty revenues of approximately $40,000 for the year ended December 31, 2013 as compared to the corresponding period of 2012.  During the year ended December 31, 2013, one customer accounted for approximately 42% or $2,211,000 of our total revenue.

    Revenues from the sale of hardware and consumables decreased 43% or approximately $60,000 during the year ended December 31, 2013 as compared to the corresponding period in 2012.  The decrease reflects lower revenue from project solutions containing hardware and consumable components.

    Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenue increased 180% or approximately $110,000 during the year ended December 31, 2013 as compared to the corresponding period in 2012, due primarily to the completion of the service elements in certain law enforcement and identification project solutions.

    We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the year ended December 31, 2013, we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the next six months, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

    Maintenance Revenue

	Years Ended December 31,
Net Maintenance Revenue	2013	2012	$ Change	% Change
(dollars in thousands)
Maintenance Revenue	$2,618	$2,806	$(188)	(7)%

    Maintenance revenue was approximately $2,618,000 for the year ended December 31, 2013 as compared to approximately $2,806,000 for the corresponding period in 2012.  The decrease of approximately $188,000 is primarily due to the expiration of certain law enforcement maintenance contracts.

    We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

    Cost of Product Revenue

	Years Ended December 31,
Cost of Product Revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$144	$116	$28	24%
Percentage of software and royalty product revenue	6%	12%
Hardware and consumables	$68	$70	$(2)	(3)%
Percentage of hardware and consumables product revenue	87%	51%
Services	$107	$41	$66	161%
Percentage of services product revenue	63%	67%
Total cost of product revenue	$319	$227	$92	41%
Percentage of total product revenue	12%	20%

    The cost of software and royalty product revenue increased 24% or approximately $28,000 during the year ended December 31, 2013 as compared to the corresponding period in 2012.  The increase in software and royalty cost of product revenue of approximately $28,000 is due to higher software product sales of approximately $1,491,000 which contain certain third-party software elements. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

    The decrease in the cost of product revenue for our hardware and consumable sales of approximately $2,000 for the year ended December 31, 2013 as compared to the corresponding period in 2012 reflects the decrease in hardware and consumable revenues for the year ended December 31, 2013. The increase in the percentage of hardware and consumables product cost of revenues as a percentage of hardware and consumable revenues from 51% in the year ended December 31, 2012 to 87% for the corresponding year of 2013 is due to the 2012 period containing the sale of certain hardware which contained uncharacteristically low costs.

    Cost of services revenue increased 161% or approximately $66,000 during the year ended December 31, 2013 as compared to the corresponding period in 2012.   This increase reflects higher services revenues of approximately $110,000 related to project-oriented work during the year ended December 31, 2013.

    Cost of Maintenance Revenue

	Years Ended December 31,
Maintenance cost of revenue	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$771	$975	$(204)	(21)%
Percentage of total maintenance revenue	29%	35%

    Cost of maintenance revenue decreased 21% or approximately $204,000 during the year ended December 31, 2013, as compared to the corresponding period in 2012 due to lower maintenance revenues of approximately $188,000 combined with cost savings realized from the movement of technical support functions from our Canadian office to our San Diego office in May of 2012. The decrease in the cost of maintenance revenues as a percentage of maintenance revenues from 35% for the year ended December 31, 2012 to 29% for the corresponding period of 2013 reflect the cost saving realized by the movement of the technical support functions to our San Diego office.

    Product Gross Profit

	Years Ended December 31,
Product gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Software and royalties	$2,293	$830	$1,463	176%
Percentage of software and royalty product revenue	94%	88%
Hardware and consumables	$10	$68	$(58)	(85)%
Percentage of hardware and consumables product revenue	13%	49%
Services	$64	$20	$44	220%
Percentage of services product revenue	37%	33%
Total product gross profit	$2,367	$918	$1,449	158%
Percentage of total product revenue	88%	80%

    Software and royalty gross profit increased 176% or approximately $1,463,000 for the year ended December 31, 2013 from the corresponding period in 2012 due primarily to higher software product sales of approximately $1,491,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

    Hardware and consumables gross profit decreased 85% or approximately $58,000 due to lower hardware and consumables product revenues of approximately $60,000.

    Services gross profit increased 220% or approximately $44,000 during the year ended December 31, 2013, as compared to the corresponding period in 2012.  This increase reflects higher services revenues of approximately $110,000 related to project-oriented work during the year ended December 31, 2013.

    Maintenance Gross Profit

	Years Ended December 31,
Maintenance gross profit	2013	2012	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,847	$1,831	$16	1%
Percentage of total maintenance revenue	71%	65%

    Gross margins related to maintenance revenue increased to 71% for the year ended December 31, 2013 from 65% for the same period ended 2012. That increase is due to lower maintenance cost of revenues of approximately $204,000 due primarily to reduced costs incurred from the movement of certain technical support functions from our Canadian office to our San Diego office.

    Operating Expense

	Years Ended December 31,
Operating Expense	2013	2012	$ Change	% Change
(dollars in thousands)

General and administrative	$3,378	$3,430	$(52)	(2)%
Percentage of total net revenue	64%	87%
Sales and marketing	$2,129	$1,830	$299	16%
Percentage of total net revenue	40%	46%
Research and development	$3,869	$3,180	$689	22%
Percentage of total net revenue	73%	80%
Depreciation and amortization	$125	$69	$56	81%
Percentage of total net revenue	2%	2%

    General and Administrative Expense

    General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $52,000 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $304,000 due primarily to decreases in audit related fees of approximately $134,000, decreases in various consulting and contract services of approximately $99,000, decreases in patent expenses of approximately $164,000 offset by increases in Board of Director fees of approximately $93,000.

●	Increase in personnel related expense of approximately $190,000 due to headcount increases.

●	Decrease in stock-based compensation expense of approximately $23,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $85,000.

    We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

    Sales and Marketing Expense

    Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development. The dollar increase of approximately $299,000 during the year ended December 31, 2013 as compared to the corresponding period in 2012 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $190,000 due primarily to headcount increases.

●	Increase in professional services of approximately $64,000.

●	Increase in contract services and marketing partnership fees of approximately $89,000 offset by decreases in travel and trade show expenses and office related expenses of approximately $39,000.

●	Decrease in stock-based compensation of approximately $5,000.

    We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2014 will increase as we pursue large project solution opportunities.

    Research and Development Expense

    Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $689,000 for the year ended December 31, 2013 as compared to the corresponding period in 2012 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $493,000 due to headcount increases combined with increases in contractor and contract services of approximately $152,000.

●	Increase in travel, rent and office related costs of approximately $50,000.

●	Decrease in stock-based compensation of approximately $6,000.

    Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

    Depreciation and Amortization

    During the year ended December 31, 2013, depreciation and amortization expense increased approximately $56,000 as compared to the corresponding period in 2012.  The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value. The increase of approximately $56,000 reflects higher depreciation expense on recent equipment purchases needed to replace older, obsolete equipment.

    Interest Expense (Income), Net

    For the year ended December 31, 2013, we recognized interest income of $1,000 and interest expense of $222,000. For the year ended December 31, 2012, we recognized interest income of $3,000 and interest expense of $21,000.  Interest expense for the year ended December 31, 2013 contains the following components:

●	Coupon interest of approximately $4,000 related to our Related Party Convertible Notes.

●	Deferred financing fee amortization expense of approximately $218,000.

    Interest expense for the year ended December 31, 2012 contains the following components:

●	Coupon interest on secured notes payable and convertible notes payable of approximately $5,000.

●	Other interest expense of approximately $16,000.

    Change in Fair Value of Derivative Liabilities

    For the years ended December 31, 2013 and 2012, we recognized non-cash expenses of approximately $4,776,000 and $4,712,000, respectively.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies.

    Other Income, Net

    For the year ended December 31, 2013, we recognized other income of $446,000 and other expense of $3,000.  For the year ended December 31, 2012, we recognized other income of $336,000 and other expense of $14,000.  Other income for the year ended December 31, 2013 is comprised of approximately $440,000 from the write off of certain accounts payable and accrued expenses due the expiration of the legal statute of limitations on such liabilities and $6,000 in miscellaneous receipts. Other income for the year ended December 31, 2012 contains approximately $336,000 from the write off of certain accounts payable due to the expiration of the legal statute of limitations on such account payable.

    Income Tax Expense

    During the year ended December 31, 2013, we recorded an expense of $8,000 from income taxes as compared to $22,000 for the year ended December 31, 2012.

    During the year ended December 31, 2013, our expense for income taxes of $7,000 related to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

    We have incurred consolidated pre-tax losses during the years ended December 31, 2013 and 2012, and have incurred operating losses in all periods prior to 2009. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

    At December 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $2,363,000 and accounts receivable, net of $302,000.  As of December 31, 2013, we had positive working capital of $134,000, which included $1,662,000 of deferred revenue and $57,000 in derivative liabilities.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of our Software as a Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit to a lesser extent and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

    In March 2013, the Company entered into a new unsecured line of credit agreement with initial available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. Before entering into the Amendment (defined below), at any time prior to the Maturity Date, the holder had the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

   Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

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

    As of December 31, 2013, no advances were made under the unsecured line of credit agreement.

    In March 2014, the holder of the line of credit agreed to increase the borrowing facility to an aggregate total of $3,500,000 (the "Amendment"). Borrowings under the increased credit facility will bear interest at the same rate and are also due in March 2015. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share. As consideration for the increase to the line of credit borrowing facility, the Company issued to the holder a warrant exercisable for 177,778 shares of the Company’s common stock. The warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

    For the year ended December 31, 2013, the Company issued 6,132,779 shares of its common stock and received net proceeds of approximately $3,291,000 from the exercise of warrants for cash.

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

    Operating Activities

    Net cash used in operating activities was $4,851,000 during the year ended December 31, 2013 as compared to $5,553,000 for the corresponding period in 2012.  During the year ended December 31, 2013, net cash used in operating activities consisted of net loss of $9,849,000 and a decrease in operating cash from changes in assets and liabilities of $404,000. Those amounts were offset by net non-cash costs of $5,402,000, including a $4,776,000 unrealized loss related to the change in value of our derivative liabilities, $724,000 in stock-based compensation (which includes $108,000 in warrants issued in lieu of cash as compensation), $217,000 in debt insurance cost amortization, and $125,000 in depreciation and intangible asset amortization offset by $440,000 of non-cash income primarily from the write-off of certain accounts payable and accrued expenses due to the expiration of the statute of limitations. During the year ended December 31, 2013, we used cash of $267,000 to fund increases in current assets and used cash of $137,000 through reductions in current liabilities and deferred revenues, excluding debt.

    The cash used in operations of $5,553,000 during the year ended December 31, 2012 consisted of net loss of $10,190,000 and a decrease in operating cash from changes in assets and liabilities of $458,000. Those amounts were offset by net non-cash costs of $5,095,000, including a $4,712,000 unrealized loss related to the change in value of our derivative liabilities, $608,000 in stock based compensation and $69,000 in depreciation and amortization, $27,000 related to warrants issued in lieu of cash, $15,000 in deferred financing fee expense offset by $336,000 of non-cash income from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the year ended December 31, 2012, we used cash of $217,000 from increases in current assets and used cash of $241,000 through decreases in current liabilities and deferred revenues, excluding debt.

    Investing Activities

    Net cash used in investing activities was $193,000 for the year ended December 31, 2013, as compared to $181,000 for the year ended December 31, 2012. For the year ended December 31, 2013, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures. This level of equipment purchases resulted primarily from the replacement of older equipment

    Financing Activities

    We generated cash of $3,251,000 from financing activities for the year ended December 31, 2013, as compared to the generation of $3,260,000 for the same period in 2012. We generated cash of $3,291,000 from the exercise of 6,132,779 common stock warrants and $11,000 from the exercise of 35,310 common stock options. We used cash of $51,000 for the payment of dividends on our Series B Convertible Redeemable Preferred Stock.  During the year ended December 31, 2012, we generated cash of $3,527,000 from the exercise of 7,052,647 common stock warrants and $7,000 from the exercise of 24,924 common stock options. We used cash of $229,000 for the payment of dividends on our Series B Convertible Redeemable Preferred Stock and $45,000 for the repayment of notes payable.

    Debt

    As of December 31, 2013 we had $55,000 in outstanding debt, exclusive of any debt discounts, and another $34,000 in related accrued interest, as compared to $65,000 in outstanding debt as of December 31, 2012.

    Factors That May Affect Future Financial Condition and Liquidity

    As a result of the receipt of cash from the exercise of warrants during the 2013 year and the credit facility secured by the March 2013 convertible promissory note and the subsequent increase to the credit facility in March 2014, we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening of the credit markets, general economic conditions, and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

    At December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

    FASB ASU 2012-02. In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This new accounting standard allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under the guidance in ASU 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

    FASB ASU 2013-05. In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The provisions of ASU 2013-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-05 is not expected to materially impact our consolidated financial statements.

    FASB ASU 2013-11. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires netting unrecognized tax benefits against deferred tax assets for a loss or other carryforward that would apply in settlement of uncertain tax positions. This guidance will be effective for annual reporting periods beginning after December 15, 2013. We do not believe that adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.

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

    Our consolidated financial statements as of and for the years ended December 31, 2013 and 2012 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.

    Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

    Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The Board of Directors and executive officers consist of the persons named in the table below. Each director serves for a one year term, until his or her successor is elected and qualified, or until earlier resignation or removal.  The bylaws provide that the number of directors shall not be less than four, but no more than seven.  The directors and executive officers are as follows:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	60	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	61	Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Mr. David Harding	44	Vice President, Chief Technical Officer
Mr. David Carey	69	Director
Mr. Guy Steve Hamm	66	Director
Mr. David Loesch	69	Director
Mr. John Cronin	59	Director
Mr. Neal Goldman	69	Director
Mr. Charles Crocker	75	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements were complied with in a timely manner, except for the inadvertent failure by S. James Miller to timely report one transaction on Form 4.

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

    Audit Committee

    The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Chairman), Carey and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert, as currently defined under current SEC rules.  The Audit Committee met four times during the year ended December 31, 2013.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable NASDAQ and SEC rules and regulations.

    Compensation Committee

    The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans.   The Compensation Committee currently consists of Messrs. Carey (Chairman), Cronin and Goldman, each of whom is a non-management member of our Board of Directors. The Compensation Committee met one time during the year ended December 31, 2013. Although Mr. Carey meets the criteria for independence under the applicable NASDAQ and SEC rules and regulations, Messrs. Cronin and Goldman are not considered independent under such requirements.

    Nominating and Corporate Governance Committee

    The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the nonemployee members of the Board.   The Nominating and Corporate Governance Committee met four times during the year ended December 31, 2013. We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable NASDAQ and SEC rules and regulations.

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

ITEM 11.                       EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2013 and 2012 to our Chief Executive Officer and the Company's two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2013 and 2012, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)(2)(3)	All Other Compensation	Total

S. James Miller, Jr.	2013	$358,857	$-	$212,906	$18,191	$589,954
Chairman of the Board and Chief Executive Officer	2012	$352,915	$-	$211,019	$16,474	$580,408

Wayne G. Wetherell	2013	$211,320	$-	$25,277	$12,100	$248,697
Senior Vice President Chief Financial Officer, Secretary, and Treasurer	2012	$211,146	$-	$45,585	$11,575	$268,306

David Harding	2013	$230,160	$-	$105,044	$-	$335,204
Vice President and Chief Technical Officer	2012	$227,257	$-	$114,826	$-	$342,083

(1)	All option awards were granted under the 1999 Stock Award Plan (the “1999 Plan”).

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2013, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2013. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 78% to 144%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2013 and 2012 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2013 and 2012 was 2.6%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2013 and 2012, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2013 and 2012. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

    The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2013:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Unearned Options: Exercisable (#)	Number of Securities Underlying Unexercised Unearned Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
S. James Miller, Jr.	100,000	-	$0.20	1/27/2019	-	$-
	183,000	-	$0.73	1/29/2020	-	$-
	206,250	18,750	$1.11	3/10/2021	-	$-
	262,500	187,500	$0.92	2/2/2022	-	$-
	-	100,000	$0.93	2/8/2023	-	$-
	-	100,000	$1.93	10/29/2023	-	$-

Wayne G. Wetherell	60,000	-	$0.20	1/27/2019	-	$-
	60,000	-	$0.73	1/29/2020	-	$-
	58,375	41,625	$0.92	2/2/2022	-	$-
	-	10,000	$1.93		-	$-

David Harding	50,000	-	$0.20	1/27/2019	-	$-
	80,000	-	$0.73	1/29/2020	-	$-
	189,585	135,414	$0.92	2/2/2022	-	$-
	-	100,000	$0.93	2/8/2023	-	$-
	-	75,000	$1.93	10/29/2023	-	$-

EMPLOYMENT AGREEMENTS

    S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller serves as President and Chief Executive Officer, which agreement is currently set to expire on December 31, 2014. Historically, Mr. Miller’s employment agreement has been amended annually to extend the expiration date. The current agreement provides for annual base compensation in the amount of $291,048, which amount will be increased based on cost-of-living increases. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

    Wayne Wetherell. On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement was originally for a three-year term ending September 30, 2008; however, the agreement was amended to extend the expiration date to December 31, 2012.  Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Wetherell will serve as our Chief Financial Officer through December 31, 2014, as amended, for a semi-monthly base salary of $8,639.

    David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement was originally for a two-year term, ending on May 21, 2009; however, the agreement was amended to extend the expiration date to December 31, 2012. Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Harding will serve as our Vice President and Chief Technical Officer through December 31, 2014, as amended, for a semi-monthly base salary of $9,375.

    Chuck AuBuchon.   On January 1, 2013, we entered into an employment agreement with Mr. AuBuchon, pursuant to which Mr. AuBuchon will serve as our Vice President – Business Development through December 31, 2014, as amended, for a semi-monthly base salary of $6,875.

    Under the terms of Messrs. Wetherell’s, Harding’s and AuBuchon’s employment agreements, originally dated dated January 1, 2013, we will reimburse them for reasonable expenses incurred in connection with our business.  In addition, Messrs. Wetherell, Harding and AuBuchon will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of six months; (iii) immediate vesting of 50% of their outstanding stock options and restricted stock awards. In the event that their employment is terminated within six months prior to or thirteen months following a change of control (defined below), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

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

DIRECTOR COMPENSATION

    Each of our non-employee directors receives a monthly retainer of $3,000 for serving on the Board of Directors. The monthly retainer was temporarily discontinued by the Board for the period of time from November 1, 2013 through December 31, 2014.  Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Chairman and $208 for the remaining members of the Audit Committee.   Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Chairman and $208 for the remaining members of the Compensation Committee.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2013 the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was approximately $205,792.

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

    The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2013 and 2012, other than a director who also served as an executive officer.

	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($) (9)	All Other Compensation ($)	Total ($)
John Callan(1)	2013	$3,417	$-		$3,529	$-	$6,946
	2012	$41,000	$-	(2)	$5,540	$-	$46,540

Guy Steve Hamm	2013	$35,500	$6,624	(10)	$6,131	$-	$48,255
	2012	$41,500	$-	(3)	$5,540	$-	$47,040

David Carey	2013	$37,292	$6,624	(10)	$6,131	$-	$50,047
	2012	$40,792	$-	(4)	$5,540	$-	$46,332

David Loesch	2013	$32,500	$6,624	(10)	$6,131	$-	$45,255
	2012	$38,500	$-	(5)	$5,540	$-	$44,040

John Cronin(6)	2013	$32,500	$6,624	(10)	$14,494	$-	$53,618
	2012	$33,743	$-		$11,891	$-	$45,634

Neal Goldman(7)	2013	$34,583	$6,624	(10)	$2,602	$-	$43,809
	2012	$16,422	$-		$-	$-	$16,422

Charles Crocker(8)	2013	$30,000	$6,624	(10)	$7,672	$-	$44,296
	2012	$11,500	$-		$5,906	$-	$17,406

(1)	Mr. Callan resigned from the Company’s Board of Directors on January 29, 2013.
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

(3)
Represents the quarterly vesting of 16,200 restricted shares granted on January 11, 2010.  The restricted shares vested quarterly over three years ending January 11, 2013. In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they held with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(4)
Represents the quarterly vesting of 12,000 restricted shares granted on January 11, 2010.  The restricted shares vested quarterly over three years ending January 11, 2013. In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they held with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(5)
Represents the quarterly vesting of 28,200 restricted shares granted on January 11, 2010.  The restricted shares vested quarterly over three years ending January 11, 2013. In January 2010, the Compensation Committee approved a proposal that certain members of management and board members holding stock options be offered restricted stock awards in exchange for the cancellation of the stock options they held with strike prices of $1.45 or more.  The restricted stock awards were offered on a 3 for 5 basis (for each 5 stock options surrendered, 3 shares of restricted stock are granted).  The shares of restricted stock vest over three years on a quarterly basis with the participant to receive 1/12 of the shares on each three-month anniversary of the date of grant.  As the fair value of the stock options exchanged exceeded the fair value of the restricted shares issued, no incremental compensation expense is incurred for the restricted shares.

(6)	Mr. Cronin joined the Board of Directors in February 2012.
(7)	Mr. Goldman joined the Board in August 2012.
(8)	Mr. Crocker joined the Board in September 2012.
(9)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2013 and 2012, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2013 and 2012. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

(10)	Represents the monthly vesting of 24,000 restricted shares granted on October 29, 2013. The restricted shares vest monthly over fourteen months ending December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information with respect to the ownership of our common stock as of March 1, 2014, by (i) each person who is known by us to own of record or beneficially more than 5% of our common stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of common stock. Shareholdings include shares held by family members. Unless otherwise noted, the addresses of the individuals listed below are 10815 Rancho Bernardo Road, Suite 310, San Diego, California 92127.

Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers:

S. James Miller, Jr. (3)	1,685,926	1.9%
Chairman, Chief Executive Officer

David Carey (4)	91,836	*
Director

G. Steve Hamm (5)	106,922	*
Director

David Loesch (6)	142,515	*
Director

Neal I. Goldman (7)	33,407,133	37.3%
Director

John Cronin (8)	60,672	*
Director

Charles Crocker (9)	252,340	*
Director

Wayne Wetherell (10)	497,900	*
SVP of Administration, Chief Financial Officer, Secretary

Charles AuBuchon (11)	591,366	*
VP of Business Development

David Harding (12)	485,068	*
Chief Technical Officer

Total beneficial ownership of directors and officers as a group (9 persons):	37,321,678	41.0%

5% Stockholders:

Bruce Toll (13)(14)	7,804,978	8.7%

Traditional Investment Fund, LTD (15)(16)(17)	6,000,000	6.7%

Revelation Capital Management Ltd. (18)(19)(20)	4,663,870	5.2%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of March 1, 2014.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 89,344,613 shares of common stock outstanding as of March 1, 2014. Options that are presently exercisable or exercisable within 60 days of March 1, 2014 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)
Includes 75,201 shares held jointly with spouse, and 61,364  shares issuable upon exercise of warrants, 841,400 shares issuable upon exercise of stock options, and 70,109 shares issuable upon conversion of promissory notes, each exercisable within 60 days of March 1, 2014.

(4)	Includes 25,836 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2014.

(5)	Includes 28,336 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2014.

(6)
Includes 13,636 shares issuable upon exercise of warrants, 25,836 shares issuable upon exercise of stock options, and 24,713 shares issuable upon conversion of promissory notes, each exercisable within 60 days of March 1, 2014.

(7)
Includes 2,002,526 shares issuable upon exercise of warrants and 3,336 shares issuable upon exercise of stock options, each exercisable within 60 days of March 1, 2014.   Mr. Goldman exercises sole voting and dispositive power over 24,386,113 shares, and shared voting and dispositive power over 9,030,000 reported shares, of which 6,000,000 shares are owed by Goldman Partners, LP, 3,000,000 shares are owned by the Goldman Family 2012 GST Trust and 30,000 shares are owed by The Neal and Marlene Goldman Foundation.

(8)	Includes 36,672 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2014.

(9)	Includes 28,340 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2014.

(10)	Includes 186,700 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2014.

(11)
Includes 61,364 shares issuable upon exercise of warrants, 238,372 shares issuable upon exercise of stock options, and 59,921  shares issuable upon conversion of promissory notes, each exercisable within 60 days of March 1, 2014.

(12)	Includes 380,068 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2014.

(13)	Address for this beneficial owner is 754 S. County Rd., Palm Beach, Florida 33480.

(14)
Based on ownership information from the Schedule 13D/A filed by Bruce Toll on July 25, 2013, and Company records. This figure includes 3,200,172 shares held by BET Funding LLC, of which Mr. Toll is the majority owner.

(15)	Address for this beneficial owner is 795 Ridge Lake Blvd., Suite 106, Memphis Tennessee 38120.

(16)
Based on ownership information from the Schedule 13G filed by Traditional Investment Fund, LTD (“Traditional Investment”) on February 6, 2013. Mr. Thomas Wallace, manager of Traditional Investment, has shared voting and dispositive power of these shares.

(17)	Blank

(18)	Address for this beneficial owner is Canon's Court, 22 Victoria Street, Hamilton D0 HM 11.

(19)
Based on ownership information from the Schedule 13G/A filed by Revelation Special Situations Fund Ltd. (“Revelation Fund”) on April 23, 2013. Mr. Chris Kuchanny, Chairman and Chief Financial Officer of Revelation Capital Management Ltd. (“Revelation”) has shared voting and dispositive power of these shares.

(20)	Includes 265,280 shares issuable within 60 days of March 1, 2014 upon exercise of warrants.
* less than 1%

    The following table sets forth additional information as of December 31, 2013, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Award Plan amended and restated as of October 5, 2011	3,759,911	$0.93	24,434

Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	23,500	$2.50	—

Total	3,783,411	$0.94	24,434

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    On November 14, 2008 the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman, and Charles AuBuchon. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.  In conjunction with the original issuance of the Related-Party Convertible Notes in 2008, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of common stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. No warrants to purchase  shares of common stock were outstanding and exercisable as of December 31, 2013, and all warrants were issued and outstanding as of December 31, 2012.

    The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes. As consideration for the waiver and note extension, the company issued to the Related-Party Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014, of which warrants to purchase 136,364 shares of common stock were outstanding and exercisable as of December 31, 2013.

    On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2014, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014. During the year ended December 31, 2013, the Company repaid $0 in principal to certain holders of the Related-Party Convertible Notes, and holders of Related-Party Convertible Notes in the principal amount of $10,000 elected to convert their respective Related-Party Convertible Notes into 18,182 shares of common stock.

    During the year ended December 31, 2012 the Company entered into a series of professional service contracts with an entity that John Cronin, a member of the Company’s Board of Directors, has an ownership interest in. The aggregate contract value was $370,000 for the year ended December 31, 2012and the Company paid the professional services firm approximately $0 and $188,000 during the year ended December 31, 2013 and 2012, respectively.

    In March 2013, the Company entered into a new unsecured line of credit agreement with initial available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. Before entering into the Amendment (defined below), at any time prior to the Maturity Date, the holder had the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.

    In March 2014, the holder of the line of credit agreed to increase the borrowing facility to an aggregate total of $3,500,000 (the "Amendment"). Borrowings under the increased credit facility will bear interest at the same rate and are also due in March 2015. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share. As consideration for the increase to the line of credit borrowing facility, the Company issued to the holder a warrant exercisable for 177,778 shares of the Company’s common stock. The warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

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

Director Independence

    Our Board of Directors has determined that all of its members, other than Mr. Miller, who serves as the Company’s Chief Executive Officer, Mr. Goldman, who beneficially owns approximately 36% of the Company’s common stock, and Mr. Cronin, who is affiliated with a company that is a party to a series of professional service contracts with the Company, which was paid approximately $0 and $188,000 during the years ended December 31, 2013 and 2012, respectively, are “independent” within the meaning of the NASDAQ and SEC rules regarding independence.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

    The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2013 and 2012 by Mayer Hoffman McCann P.C. ("MHM"), the Company's independent registered public accounting firm.  MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Fiscal Year Ended
	2013	2012

Audit fees	$211,000	$161,424

Audit-related fees	$-	$-

Tax fees	$-	$-

All other fees	$-	$-

Total Fees	$211,000	$161,424

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

4.13	Form of Amendment to Warrant, dated December 14, 2011, (incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 10-K, filed January 17, 2012).
4.14	Form of Amendment to Warrant, dated March 21, 2012, (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K, filed April 4, 2012).
4.15
Warrant to Purchase Common Stock, dated March 28, 2013 issued by the Company to Neal Goldman, (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K, filed on April 1, 2013).

4.16	Warrant, dated March 12, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 13, 2014).
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

10.3	Amended and Restated 1999 Stock Plan Award (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, filed November 21, 2007).
10.4	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 14, 2005).
10.5	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB, filed November 14, 2001).
10.6
Securities Purchase Agreement, dated September 25, 2007, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 26, 2007).

10.7
Office Space Lease between I.W. Systems Canada Company and GE Canada Real Estate Equity dated July 25, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.8
Form of Securities Purchase Agreement, dated August 29, 2008 by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.9
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

10.12	Form of Convertible Note dated November 14, 2008 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
10.13
Second Amendment to Employment Agreement, dated April 6, 2009, between the Company and S. James Miller (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

10.14	Office Space Lease between the Company and Allen W. Wooddell, dated July 25, 2008 (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
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

10.17
Note Exchange Agreement, dated December 12, 2011, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 21, 2011).

10.18
Fourth Amendment to Employment Agreement, dated March 10, 2011, between the Company and S. James Miller, (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed January 17, 2012).

10.19
Fifth Amendment to Employment Agreement, dated January 31, 2012, between the Company and S. James Miller, Jr., (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed April 4, 2012.

10.20	Employment Agreement, dated January 1, 2013, between the Company and Wayne Wetherell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.21	Employment Agreement, dated January 1, 2013, between the Company and Charles AuBuchon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.22	Employment Agreement, dated January 1, 2013, between the Company and David Harding (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.23	Convertible Promissory Note dated March 27, 2013 issued by the Company to Neal Goldman (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed April 1, 2013).
10.24	Amendment to Convertible Promissory Note, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 13, 2014).
21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1	Consent of Independent valuation firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extention Schema
101.CAL*	XBRL Taxonomy Extention Calculation Linkbase
101.DEF*	XBRL Taxonomy Extention Definition Linkbase
101.LAB*	XBRL Taxonomy Extention Label Linkbase
101.PRE*	XBRL Taxonomy Extention Presentation Linkbase

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 17, 2014	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: March 17, 2014	/s/ Wayne Wetherell
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 17, 2014	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chairman of the Board

Date: March 17, 2014	/s/ David Loesch
David Loesch
Director

Date: March 17, 2014	/s/ Steve Hamm
Steve Hamm
Director
/s/ David Carey
Date: March 17, 2014	David Carey
Director
/s/ John Cronin
Date: March 17, 2014	John Cronin
Director
/s/ Neal Goldman
Date: March 17, 2014	John Cronin
Director
/s/ Charles Crocker
Date: March 17, 2014	John Cronin
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Imageware Systems, Inc.

We have audited the accompanying consolidated balance sheets of Imageware Systems, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imageware Systems, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Imageware Systems, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), and our report dated March 17, 2014 expressed an unqualified opinion thereon.

San Diego, California
March 17, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Imageware Systems, Inc.

We have audited Imageware Systems, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO).  Imageware Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Imageware Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows of Imageware Systems, Inc. for the years then ended, and our report dated March 17, 2014, expressed an unqualified opinion thereon.

San Diego, California
March 17, 2014

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,363	$4,225
Accounts receivable, net of allowance for doubtful accounts of $3 at December 31, 2013 and December 31, 2012	302	328
Inventory, net	505	262
Other current assets	148	86
Total Current Assets	3,318	4,901

Property and equipment, net	245	150
Other assets	395	44
Intangible assets, net of accumulated amortization	172	200
Goodwill	3,416	3,416
Total Assets	$7,546	$8,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$486	$759
Deferred revenue	1,662	1,561
Accrued expenses	924	1,266
Derivative liabilities	57	—
Notes payable to related parties	55	65
Total Current Liabilities	3,184	3,651

Derivative liabilities	—	2,244
Pension obligation	1,031	401
Other long-term liabilities	—	72
Total Liabilities	4,215	6,368

Shareholders’ Equity:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at December 31, 2013 and December 31, 2012, respectively; liquidation preference $607 at December 31, 2013 and December 31, 2012.	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 87,555,317 and 76,646,553 shares issued at December 31, 2013 and December 31, 2012, respectively, and 87,548,613 and 76,639,849 shares outstanding at December 31, 2013 and December 31, 2012, respectively.	874	765
Additional paid-in capital	131,652	120,182
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(830)	(139)
Accumulated deficit	(128,303)	(118,403)
Total Shareholders’ Equity	3,331	2,343

Total Liabilities and Shareholders’ Equity	$7,546	$8,711

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues:
Product	$2,686	$1,145
Maintenance	2,618	2,806
	5,304	3,951
Cost of revenues:
Product	319	227
Maintenance	771	975
Gross profit	4,214	2,749

Operating expenses:
General and administrative	3,378	3,430
Sales and marketing	2,129	1,830
Research and development	3,869	3,180
Depreciation and amortization	125	69
	9,501	8,509
Loss from operations	(5,287)	(5,760)

Interest expense	221	18
Change in fair value of derivative liabilities	4,776	4,712
Other income, net	(443)	(322)
Loss before income taxes	(9,841)	(10,168)

Income tax expense	8	22
Net loss	$(9,849)	$(10,190)
Preferred dividends	(51)	(51)
Net loss available to common shareholders	$(9,900)	$(10,241)

Basic and diluted loss per common share — see Note 2:
Net loss	$(0.12)	$(0.14)
Preferred dividends	(—)	(—)
Basic and diluted loss per share available to common shareholders	$(0.12)	$(0.14)
Basic and diluted weighted-average shares outstanding	81,231,962	70,894,916

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2013	2012

Net loss	$(9,849)	$(10,190)
Other comprehensive income (loss):
Additional minimum pension liability	(622)	1
Foreign currency translation adjustment	(69)	(75)
Comprehensive loss	$(10,540)	$(10,264)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012
(In thousands, except share amounts)

	Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	239,400	$2	67,995,620	$679	(6,704)	$(64)	$101,720	$(65)	$(107,984)	$(5,712)
Issuance of common stock pursuant to warrant exercises	-	-	7,052,647	70	-	-	3,457	-	-	3,527
Issuance of common stock pursuant to cashless warrant exercises	-	-	1,573,362	16	-	-	688	-	-	704
Issuance of common stock pursuant to option exercises	-	-	24,924	-	-	-	7	-	-	7
Warrants issued to consultants as compensation	-	-	-	-	-	-	27	-	-	27
Warrants issued as consideration for asset purchase	-	-	-	-	-	-	87	-	-	87
Reclassification of warrants previously classified as derivative liabilities	-	-	-	-	-	-	13,588	-	-	13,588
Stock-based compensation expense	-	-	-	-	-	-	608	-	-	608
Additional minimum pension liability	-	-	-	-	-	-	-	1	-	1
Foreign currency translation adjustment	-	-	-	-	-	-	-	(75)	-	(75)
Dividends on preferred stock	-	-	-	-	-	-	-	-	(229)	(229)
Net loss	-	-	-	-	-	-	-	-	(10,190)	(10,190)
Balance at December 31, 2012	239,400	$2	76,646,553	$765	(6,704)	$(64)	$120,182	$(139)	$(118,403)	$2,343

 IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012
(In thousands, except share amounts)
(continued)

	Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	239,400	$2	76,646,553	$765	(6,704)	$(64)	$120,182	$(139)	$(118,403)	$2,343
Issuance of common stock pursuant to warrant exercises	-	-	6,132,779	61	-	-	3,230	-	-	3,291
Settlement of derivitive liabilities pursuant to warrants exercised for cash	-	-	-	-	-	-	279	-	-	279
Issuance of common stock pursuant to cashless warrant exercises	-	-	4,458,493	45	-	-	6,453	-	-	6,498
Warrants issued to secure line of credit borrowing facility	-	-	-	-	-	-	580	-	-	580
Issuance of common stock pursuant to option exercises	-	-	35,310	-	-	-	11	-	-	11
Stock issued to consultants as compensation	-	-	264,000	3	-	-	38	-	-	41
Warrants issued in lieu of cash as compensation	-	-	-	-	-	-	108	-	-	108
Conversion of related party notes payable to common stock	-	-	18,182	-	-	-	10	-	-	10
Reclassification of warrants previously classified as derivative liabilities	-	-	-	-	-	-	186	-	-	186
Stock-based compensation expense	-	-	-	-	-	-	575	-	-	575
Additional minimum pension liability	-	-	-	-	-	-	-	(622)	-	(622)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(69)	-	(69)
Dividends on preferred stock	-	-	-	-	-	-	-	-	(51)	(51)
Net loss	-	-	-	-	-	-	-	-	(9,849)	(9,849)
Balance at December 31, 2013	239,400	$2	87,555,317	$874	(6,704)	$(64)	$131,652	$(830)	$(128,303)	$3,331

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Cash flows from operating activities	Year Ended December 31, 2013	Year Ended December 31, 2012
Net loss	$(9,849)	$(10,190)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	125	69
Amortization of debt discounts and debt issuance costs	217	15
Stock-based compensation	616	608
Change in fair value of derivative liabilities	4,776	4,712
Reduction in accounts payable and accrued expenses from expiration of statute of limitations	(440)	(336)
Warrants issued in lieu of cash as compensation for services	108	27
Change in assets and liabilities
Accounts receivable	26	20
Inventory	(243)	(217)
Other assets	(50)	(20)
Accounts payable	(130)	(8)
Accrued expenses	(116)	(737)
Deferred revenue	102	494
Pension obligation	7	10

Total adjustments	4,998	4,637

Net cash used by operating activities	(4,851)	(5,553)

Cash flows from investing activities
Purchase of property and equipment	(193)	(181)

Net cash used by investing activities	(193)	(181)

Cash flows from financing activities
Repayment of notes payable	—	(45)
Proceeds from exercise of stock options	11	7
Dividends paid	(51)	(229)
Proceeds from exercised warrants to purchase stock	3,291	3,527

Net cash provided by financing activities	3,251	3,260

Effect of exchange rate changes on cash and cash equivalents	(69)	(74)
Net decrease in cash and cash equivalents	(1,862)	(2,548)
Cash and cash equivalents at beginning of year	4,225	6,773
Cash and cash equivalents at end of year	$2,363	$4,225
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$1	$—
Summary of non-cash investing and financing activities:
Conversion of related party notes payable into common stock	$10	$—
Warrants issued for intangible asset purchase	$—	$87
Contingent royalty payment	$—	$72
Acquisition of intangible assets with warrants	$—	$(159)
Issuance of common stock pursuant to cashless warrant exercises	$45	$704
Additional minimum pension liability	$(622)	$—
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$6,684	$13,588
Issuance of common warrants securing line of credit borrowing facility	$580	$—
Issuance of restricted stock pursuant to achievement of vesting conditions	$1	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

    Recent Developments

    Contracts

    In August 2013, the Company was awarded a $2.2 million contract by its largest customer, the U.S. Department of Veteran Affairs (the "VA"), to expand its personal identity verification ("PIV") credentialing capabilities across federal, state and local facilities. Under the terms of the agreement, the Company delivered software licenses during the third quarter of 2013 and recognized approximately $1.5 million in product revenue. Additionally, the Company will recognize maintenance related service revenues valued at approximately $692,000 from this customer ratably over the next year.

    Liquidity and Capital Resources

    For the year ended December 31, 2013, the Company issued 6,132,779 shares of its common stock and received net proceeds of approximately $3,291,000 from the exercise of warrants for cash.

    In March 2013, the Company entered into a new unsecured line of credit agreement with initial available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. Before entering into the Amendment (defined below), at any time prior to the Maturity Date, the holder had the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

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

    In March 2014, the holder of the line of credit agreed to increase the borrowing facility to an aggregate total of $3,500,000 (the "Amendment"). Borrowings under the increased credit facility will bear interest at the same rate and are also due in March 2015. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share. As consideration for the increase to the line of credit borrowing facility, the Company issued to the holder a warrant exercisable for 177,778 shares of the Company’s common stock. The warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

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

    Inventories

    Finished goods inventories are stated at the lower of cost, determined using the average cost method, or market.  See note 6.

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

    The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits. Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts”. Amounts billed to customers in excess of revenues recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts”. Revenue from contracts for which the Company cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Pricing of maintenance contracts is consistent period to period and calculated as a percentage of the software or hardware revenue.  Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenue". Sales tax collected from customers is excluded from revenue.

    Goodwill

    The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other”. In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 “Property, Plant and Equipment” and intangible assets with an indefinite life are analyzed for impairment under ASC 360 annually, or more often if circumstances dictate. The Company performs its annual goodwill impairment test in the fourth quarter of each year, or if required, at the end of each fiscal quarter.  In accordance with ASC 350, goodwill, or the excess of cost over fair value of net assets acquired is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company’s reporting unit is at the entity level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values.

    The Company did not record any goodwill impairment charges for the years ended December 31, 2013 or 2012.

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

    Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2013 and 2012 exceeded the FDIC insurance limits of $250,000 for 2013 and 2012. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $3,000 at December 31, 2013 and 2012.

    For the year ended December 31, 2013 one customer accounted for approximately 42% or $2,211,000 of total revenues and had trade receivables of $0 as of the end of the year.  For the year ended December 31, 2012 one customer accounted for approximately 15% or $611,000 of total revenues and had trade receivables of $0 as of the end of the year.

    Stock-Based Compensation

    At December 31, 2013, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

    The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $575,000 and $571,000 for the years ended December 31, 2013 and 2012, respectively. In January 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares vested quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date.  The Company recorded approximately $0 and $37,000 in compensation expense for the years ended December 31, 2013 and 2012, respectively, related to these restricted shares.

    ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2013 and 2012 ranged from 78% to 103%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2013 and 2012 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2013 and 2012 averaged 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

    Foreign Currency Translation

    The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive income, decreased approximately $69,000 for the year ended December 31, 2013 and decreased approximately $75,000 for the year ended December 31, 2012.

    Comprehensive Income

    Comprehensive income consists of net gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net loss. For the Company, the only items are the cumulative translation adjustment and the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, "Compensation - Retirement Benefits - Defined Benefit Plans – Pension".

    Advertising Costs

    The Company expenses advertising costs as incurred. The Company incurred approximately $12,000 in advertising expenses during the years ended December 31, 2013 and 2012.

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

(Amounts in thousands, except share and per share amounts)	Year Ended December 31,
	2013	2012
Numerator for basic and diluted loss per share:
Net loss	$(9,849)	$(10,190)
Preferred dividends	(51)	(51)
Net loss available to common shareholders	$(9,900)	$(10,241)

Denominator for basic loss per share — weighted-average shares outstanding	81,231,962	70,894,916
Effect of dilutive securities	—	—
Denominator for diluted loss per share — weighted-average shares outstanding	81,231,962	70,894,916

Basic and diluted loss per share:
Net loss	$(0.12)	$(0.14)
Preferred dividends	(—)	(—)
Net loss available to common shareholders	$(0.12)	$(0.14)

    The Company has excluded the following weighted-average securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2013	Common Share Equivalents at December 31, 2012
Convertible notes payable	101,185	100,018
Convertible preferred stock – Series B	46,139	47,880
Stock options	1,782,221	1,135,077
Restricted stock grants	80,932	324,863
Warrants	8,455,124	24,996,737
Total Potential Dilutive Securities	10,465,601	26,604,575

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

    FASB ASU 2012-02.  In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This new accounting standard allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under the guidance in ASU 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

   FASB ASU 2013-05. In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The provisions of ASU 2013-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-05 is not expected to materially impact our consolidated financial statements.

   FASB ASU 2013-11. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires netting unrecognized tax benefits against deferred tax assets for a loss or other carryforward that would apply in settlement of uncertain tax positions. This guidance will be effective for annual reporting periods beginning after December 15, 2013. We do not believe that adoption of this guidance will have a material impact on our consolidated financial statements or disclosures.

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

	Fair Value at December 31, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,790	$1,790	$—	$—
Totals	$1,790	$1,790	$—	$—
Liabilities:
Derivative liabilities	$57	$—	$—	$57
Totals	$57	$—	$—	$57

	Fair Value at December 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,630	$1,630	$—	$—
Totals	$1,630	$1,630	$—	$—
Liabilities:
Derivative liabilities	$2,244	$—	$—	$2,244
Totals	$2,244	$—	$—	$2,244

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

    As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000 which is reflected as a current liability in the consolidated balance sheet as of December 31, 2013. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulation methodologies and the Black-Scholes valuation model in the determination of the fair value of the derivative liabilities.

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

    A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities
Balance December 31, 2011	$11,824
Included in earnings	4,712
Settlements	(14,292)
Issuances	—
Transfers in and /or out of Level 3	—
Balance at December 31, 2012	$2,244
Included in earnings	4,776
Settlements	(6,963)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at December 31, 2013	$57

    All unrealized gains or losses resulting from changes in value of any Level 3 instruments are reflected as a separate line in the consolidated statement of operations in arriving at net loss. The Company is not a party to any hedge arrangements, commodity swap agreements or any other derivative financial instruments.  See further disclosures regarding the Company’s derivative liabilities in Note 10.

4.           INTANGIBLE ASSETS AND GOODWILL

    The Company has intangible assets in the form of trademarks, trade names and patents. The carrying amount of the Company’s acquired trademarks and trade names were approximately $31,000 and $47,000 as of December 31, 2013 and 2012, respectively, which include accumulated amortization of $316,000 and $300,000 as of December 31, 2013 and 2012, respectively. Amortization expense related to trademarks and tradenames was $16,000 for the years ended December 31, 2013 and 2012. All intangible assets are amortized over their estimated useful lives with no estimated residual values. Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

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

●
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

●	The Company agreed to pay Vocel a royalty of 7.5% of gross revenue received by the Company from any third party sale or license of the purchased intellectual property.

    The Company determined the aggregate fair value of the consideration issued to be approximately $159,000 and allocated this amount to the relative fair value of the assets acquired resulting in $159,000 being allocated to patents. The Company began amortization of the acquired patents in the third quarter of 2012 on a straight-line basis over their weighted-average remaining life of approximately 13.5 years. Amortization expense related to patents was $12,000 and $6,000 for the years ended December 31, 2013 and 2012, respectively.

    The following table presents the changes in the carrying amounts of the Company’s acquired intangible assets for the years ended December 31, 2013 and 2012. All intangible assets are being amortized over their estimated useful lives with no estimated residual values.

($ in thousands)	Total
Balance of intangible assets as of December 31, 2011	$63
Intangible assets acquired	159
Amortization	(22)
Impairment losses	—
Balance of intangible assets as of December 31, 2012	$200
Intangible assets acquired	—
Amortization	(28)
Impairment losses	—
Balance of intangible assets as of December 31, 2013	$172

    The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of December 31, 2013 and 2012.

    Amortization expense for the years ended December 31, 2013 and 2012 was approximately $28,000 and $22,000, respectively.

    The estimated acquired intangible amortization expense for the next five fiscal years is as follows:
Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2014	$28
2015	27
2016	12
2017	12
2018	12
Thereafter	81
Totals	$172

5.    RELATED PARTIES

    As more fully described in Note 9, on November 14, 2008 the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.

    In conjunction with the original issuance of the Related-Party Convertible Notes in 2008, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of common stock of the Company. All such warrants were exercised, on a cashless basis, between October and November 2013.

    The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes. As consideration for the waiver and note extension, the Company issued to the Related-Party Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014, of which warrants to purchase 136,364 shares of common stock were outstanding and exercisable as of December 31, 2013.

    On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2014, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014. During the year ended December 31, 2013, a Related Party Convertible Note holder elected to convert the principal amount of $10,000 of their respective Related Party Convertible Note into 18,182 shares of common stock.

    During the year ended December 31, 2012 the Company entered into a series of professional service contracts with an entity that a member of the Company’s Board of Directors has an ownership interest in. The aggregate contract value was $370,000 for the year ended December 31, 2012, and the Company paid the professional services firm approximately $0 and $188,000 during the years ended December 31, 2013 and 2012, respectively.

    In March 2013, the Company entered into a new unsecured line of credit agreement with initial available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. Before entering into the Amendment (defined below), at any time prior to the Maturity Date, the holder had the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    As of December 31, 2013, no advances were made under the unsecured line of credit agreement.

6.    INVENTORY

    Inventories of $505,000 as of December 31, 2013 were comprised of work in process of $499,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $262,000 as of December 31, 2012 were comprised of work in process of $254,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

7.    PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2013 and 2012, consists of:

($ in thousands)	2013	2012

Equipment	$700	$950
Leasehold improvements	5	—
Furniture	103	75
	808	1,025
Less accumulated depreciation	(563)	(875)
	$245	$150

    Total depreciation expense for the years ended December 31, 2013 and 2012 was approximately $97,000 and $47,000, respectively.

8.    ACCRUED EXPENSES

    Principal components of accrued expenses consist of:

($ in thousands)	December 31, 2013	December 31, 2012

Compensated absences	$241	$248
Wages, payroll taxes and sales commissions	4	32
Customer deposits	38	60
Liquidated damages	200	200
Royalties	147	251
Pension and employee benefit plans	33	140
Income and sales taxes	142	125
Interest and dividends	52	87
Other	67	123
	$924	$1,266

9.    NOTES PAYABLE AND LINE OF CREDIT

	December 31, 2013	December 31, 2012
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $55 and $65 at December 31, 2013 and 2012, respectively. Discount on notes is $0 at December 31, 2013 and 2012. Notes were due January 2010. In January 2013, the Company received an extension to June 30, 2014. Notes are callable at any time at option of holder.	55	65
Total notes payable to related parties	55	65

Total notes payable	55	65
Less current portion	(55)	(65)
Long-term notes payable	$—	$—

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

    In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company which were exercised in their entirety, on a cashless basis, between October and November 2013 resulting in the issuance of 111,783 shares of the Company’s common stock.

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

    The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension of the Maturity Date to to January 31, 2010. As consideration for the waiver and note extension, the Company issued to the Related-Party Convertible Note holders warrants to purchase an aggregate of 150,000 shares of the Company’s common stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014. In December 2013, 13,636 warrants were exercised, on a cashless basis, resulting in the issuance of 9,969 shares of the Company’s common stock

    The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2014 however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014.  In December 2013, a holder converted $10,000 of the Related-Party Convertible Notes into 18,182 shares of common stock of the Company.

Line of Credit

    In March 2013, the Company entered into a new unsecured line of credit agreement with initial available borrowing of up to $2.5 million. The credit line was extended by an existing shareholder and member of our Board of Directors. Borrowings under the credit facility bear interest of 8% per annum and are due in March 2015. Before entering into the Amendment (defined below), at any time prior to the Maturity Date, the holder had the right to convert the outstanding balance owed into shares of the Company’s common stock by dividing the outstanding balance by $0.95.

    Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

    As additional consideration for the unsecured line of credit agreement, the Company issued to the holder a warrant exercisable for 1,052,632 shares of the Company’s common stock. The warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement. During the year ended December 31, 2013, the Company recorded approximately $217,000 in deferred financing fee amortization expense.  Such expense is recorded as a component of interest expense in the Company’s consolidated statement of operations for the period ended December 31, 2013.

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

    As of December 31, 2013, no advances were made under the unsecured line of credit agreement.

    In March 2014, the holder of the line of credit agreed to increase the borrowing facility to an aggregate total of $3,500,000 (the "Amendment"). Borrowings under the increased credit facility will bear interest at the same rate and are also due in March 2015. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share. As consideration for the increase to the line of credit borrowing facility, the Company issued to the holder a warrant exercisable for 177,778 shares of the Company’s common stock. The warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

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

    The Company uses a Monte-Carlo simulation methodology and the Black-Scholes valuation model in the determination of the fair value of the Derivative Liabilities.  The Monte-Carlo simulation methodology is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the Derivative Liabilities and assumptions regarding future financings. The Company utilized the services of an independent valuation firm, Vantage Point Advisors, Inc. to perform the Monte-Carlo simulations.

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

    As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment. The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000, which is reflected as a current liability in the consolidated balance sheet as of December 31, 2013. During the twelve months ended December 31, 2013, 4,864,989 warrants qualifying for derivative liability treatment were exercised on a cashless basis resulting in the issuance of 3,491,579 shares of common stock with an aggregate fair market value of approximately $6,498,000.  Also during the twelve months ended December 31, 2013, 156,240 warrants were exercised for cash, resulting in the issuance of 156,240 shares of common stock with an aggregate fair market value of approximately $357,000 offset by cash proceeds of approximately $78,000. In December 2013, the Company modified 150,000 warrants by removing the anti-dilution provisions such that these warrants no longer qualify as derivative liabilities.  The Company determined that there was no incremental cost to be recorded at the modification date. As a result of the agreements to amend the warrants and the warrants no longer qualifying for derivative liability treatment, the Company reclassified approximately $186,000 of derivative liabilities into a component of additional paid-in capital in the Company's consolidated financial statements for the year ended December 31, 2013.

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

    ASC 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The amount accrued for uncertain tax positions was zero at December 31, 2013 and 2012, respectively.

    The Company’s uncertain position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax position could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2013 and 2012 was $12,000 and $4,000, respectively.

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

    The significant components of the income tax provision are as follows:

($ in thousands)	Year Ended December 31,
	2013	2012
Current
Federal	$—	$—
State	—	—
Foreign	8	22

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$8	$22

    The principal components of the Company’s deferred tax assets at December 31, 2013 and 2012 are as follows:

($ in thousands)	2013	2012

Net operating loss carryforwards	$12,703	$11,554
Intangible and fixed assets	538	653
Stock based compensation	1,319	1,089
Reserves and accrued expenses	6	6
Other	(121)	(140)
	14,445	13,162
Less valuation allowance	(14,445)	(13,162)

Net deferred tax assets	$—	$—

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2013	2012

Amounts computed at statutory rates	$(3,349)	$(3,465)
State income tax, net of federal benefit	(47)	(81)
Expiration of net operating loss carryforwards	75	473
Non-deductible interest and change in fair value of derivative liabilities	1,698	1,602
Foreign taxes	370	473
Other	4	4
Net change in valuation allowance on deferred tax assets	1,257	1,016

	$8	$22

    The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

    At December 31, 2013 and 2012, the Company had federal and state net operating loss carryforwards, a portion of which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2014 through 2032. The state net operating loss carryforwards expire at various dates from 2014 through 2022.

    The Internal Revenue Code (the "Code") limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes”, as defined under Section 382 of the Internal Revenue Code, in 1991, 1995, 2000, 2003, 2004, 2011 and 2012, though the Company has not performed a study to determine the limitation. The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations. The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount in the table above as the actual limitation has not yet been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

    Tax returns for the years 2009 through 2013 are subject to examination by taxing authorities.

12.    COMMITMENTS AND CONTINGENCIES

    Employment Agreements

    The Company has employment agreements with its Chief Executive Officer, Senior Vice President of Administration and Chief Financial Officer, Chief Technical Officer, and Vice President of Business Development. The Company may terminate the agreements with or without cause. Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination  (as defined in the employment agreements) by the Company or by the executive:

    Under the terms of the agreement, the Chief Executive Officer will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of outstanding stock options and restricted stock awards. In the event that the Chief Executive Officer’s employment is terminated within six months prior to or thirteen months following a change of control, the Chief Executive Officer is entitled to the severance benefits described above, except that 100% of the Chief Executive Officer’s outstanding stock options and restricted stock awards will immediately vest.

    Under the terms of the employment agreements with our Senior Vice President of Administration and Chief Financial Officer, Chief Technical Officer, and Vice President of Business Development, these executives will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of six months; (iii) immediate vesting of 50% of their outstanding stock options and restricted stock awards. In the event that their employment is terminated within six months prior to or thirteen months following a change of control (defined below), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

    Litigation

    On September 21, 2012, Blue Spike, LLC, a Texas limited liability company (“Blue Spike”), filed claims against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company is impermissibly using Blue Spike’s patented technologies in certain Company products, including its Biometric Engine. To date, Blue Spike has filed similar suits asserting claims of patent infringement against over 100 companies since August 9, 2012. The defendants span a wide range of industries, from Internet search engines to chip manufacturers, digital rights management, video streaming and digital watermarking.  The Company has filed a motion to dismiss the complaint and a motion to transfer Blue Spike’s case against the Company to San Diego.  The Company’s motion to dismiss Blue Spike’s contributory and willful infringement allegations against the Company was granted by the Court.  The Company’s motion to transfer has not been ruled upon.  Currently pending are numerous other motions to dismiss and at least 12 motions filed by various other defendants to transfer the action to the Northern District of California, Central District of California, District of Massachusetts, Southern District of New York, and District of New Jersey.  None of the transfer motions has yet been ruled upon. Blue Spike is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin the Company from further acts of alleged infringement.  The Company believes Blue Spike’s claim to be without merit and intends to vigorously defend itself. The Company is unable to estimate a possible range of loss at this time.

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

    Leases

    In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. In August 2013, we entered into an amendment effective November 2013, whereby the Company consolidated its existing leases. The Company leased an additional 4,793 square feet of space in the same location while simultaneously vacating 2,560 square feet of space resulting in total rented square feet of 9,927. The lease term commenced on November 1, 2013 and ends on October 31, 2017.  Future minimum rent payments under the amended lease will be approximately  $210,000 in 2014, $216,000 in 2015, $222,000 in 2016 and $190,000 in 2017.

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

    At December 31, 2013, future minimum lease payments are as follows:

($ in thousands)
2014	$399
2015	$382
2016	$233
2017	$190
2018 and thereafter	$—
$1,204

    Rental expense incurred under operating leases for the years ended December 31, 2013 and 2012 was approximately $418,000 and $521,000, respectively.

13.    EQUITY

    The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

    Series B Convertible Redeemable Preferred Stock

    The Company had 239,400 shares of Series B Preferred outstanding as of December 31, 2013 and 2012. At December 31, 2013 and 2012, the Company had cumulative undeclared dividends of approximately  $8,000 ($0.03 per share). There were no conversions of Series B Preferred into common stock during the year ended December 31, 2013 or 2012.

    Common Stock

    The following table summarizes outstanding common stock activity for the following periods:

Common Stock

Shares outstanding at December 31, 2011	67,988,916
Shares issued pursuant to warrants exercised for cash	7,052,647
Shares issued pursuant to cashless warrants exercised	1,573,362
Shares issued pursuant to option exercises	24,924
Shares outstanding at December 31, 2012	76,639,849
Shares issued pursuant to warrants exercised for cash	6,132,779
Shares issued pursuant to cashless warrants exercised	4,458,493
Conversion of related-party notes payable into common stock	18,182
Shares issued as compensation in lieu of cash	264,000
Shares issued pursuant to option exercises	35,310
Shares outstanding at December 31, 2013	87,548,613

    During the year ended December 31, 2013, the Company issued 35,310 shares of common stock pursuant to the exercise of 35,310 options for cash proceeds of approximately $11,000.  During the year ended December 31, 2013, the Company issued 6,132,779 shares of common stock pursuant to the exercise of 6,132,779 warrants for cash proceeds of approximately $3,291,000. During the year ended December 31, 2013, the Company issued 4,458,493 shares of common stock pursuant to the cashless exercise of 6,601,173 warrants. Also during the year ended December 31, 2013, the Company issued 18,182 shares of common stock pursuant to the conversion of $10,000 of Related-Party Convertible notes payable principal. The Company also issued 144,000 shares of its common stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 31, 2014.  Such shares are forfeitable should the Board members’ service be terminated. The Company also issued 120,000 shares of common stock pursuant to the achievement of certain contractual vesting conditions contained in previously issued restricted stock grants to non-affiliated consultants.

    Warrants

    As of December 31, 2013, warrants to purchase 6,598,416 shares of common stock at prices ranging from $0.50 to $1.72 were outstanding. All warrants are exercisable as of December 31, 2013 and expire at various dates through December 2016, with the exception of an aggregate of 330,000 warrants, which become exercisable only upon the attainment of specified events.

    The following table summarizes warrant activity for the following periods:

	Warrants	Weighted-
		Average
		Exercise Price

Balance at December 31, 2011	28,453,760	$0.52
Granted	305,000	$0.92
Expired / Canceled	(12,000)	$0.50
Exercised	(9,958,275)	$0.50
Balance at December 31, 2012	18,788,485	$0.56
Granted	1,232,632	$1.01
Expired / Canceled	(688,749)	$1.49
Exercised	(12,733,952)	$0.52
Balance at December 31, 2013	6,598,416	$0.63

    During the year ended December 31, 2013, the Company issued to certain consultants warrants to purchase an aggregate of 110,000 shares of the Company’s common stock. Such warrants have exercise prices ranging from $1.08 to $1.15 per share and have terms ranging from one to three years from the date of issuance. An aggregate of 80,000 of these warrants become exercisable only upon the attainment of specified events. No such events were obtained during the year ended December 31, 2013.

    During the year ended December 31, 2013, the Company issued to an existing shareholder and member of our Board of Directors warrants to purchase 1,052,632 shares of the Company’s common stock. Such warrants have an exercise price of $0.95 per share and a term of two years from the date of issuance.

    During the year ended December 31, 2013, the Company issued to certain members of a newly established advisory board, warrants to purchase an aggregate of 70,000 shares of the Company’s common stock. Such warrants have an exercise price of $1.72 per share and have a two year term. The Company recorded the estimated grant date fair value of these warrants using the Black-Scholes option valuation model as a component of general and administrative expense.

    During the year ended December 31, 2013, there were 6,601,173 warrants exercised pursuant to cashless transactions and 688,749 warrants expired. During the year ended December 31, 2013, there were 6,132,779 warrants exercised for cash resulting in cash proceeds to the Company of approximately $3,291,000. The Company issued 4,458,493 shares of its common stock pursuant to cashless warrant exercises and 6,132,779 shares of its common stock pursuant to warrants exercised for cash.

    The following table summarizes information regarding the warrants outstanding as of December 31, 2013:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$0.50	4,795,504	2.50	$0.50

$0.80	150,000	3.00	$0.80

$0.95	1,052,632	1.24	$0.95

$0.98	100,000	0.63	$0.98

$1.00	265,280	0.58	$1.00

$1.08	50,000	0.08	$1.08

$1.10	75,000	1.93	$1.10

$1.14	30,000	1.04	$1.14

$1.15	5,000	0.05	$1.15

$1.25	5,000	0.75	$1.25

$1.72	70,000	1.69	$1.72

	6,598,416

14.    STOCK-BASED COMPENSATION

Stock Options

    As of December 31, 2013, the Company had two active stock-based compensation plans; the 1999 Stock Option Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”).

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

    2001 Plan

    The 2001 Plan was adopted by the Company’s Board of Directors on September 12, 2001.  Under the terms of the 2001 Plan, the Company could issue stock awards to employees, directors and consultants of the Company, and such stock awards could be given for non-statutory stock options (options not intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock bonuses, and rights to acquire restricted stock. The 2001 Plan is administered by the Board of Directors or a Committee of the Board. The Company originally reserved 1,000,000 shares of its common stock for issuance under the 2001 Plan. Options granted under the 2001 Plan shall not be less than 85% of the market value of the Company’s common stock on the date of the grant, and, in some cases, may not be less than 110% of such fair market value. The term of options granted under the 2001 Plan as well as their vesting are determined by the Board and to date, options have been granted with a ten year term and vesting over a three year period. While the Board may suspend or terminate the 2001 Plan at any time, if not terminated earlier, it will terminate on the day before its tenth anniversary of the date of adoption.  As of December 31, 2013, the Company does not anticipate issuing any additional stock awards under this plan.  Any shares not issued in connection with the awards outstanding under the 2001 Plan will become available for issuance under the 1999 Plan.  The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below.

    A summary of the activity under the Company’s stock option plans is as follows:

	Options		Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
		Price	Term (Years)
Balance at December 31, 2011	1,707,713	$0.76	7.6
Granted	1,437,500	$0.89	—
Expired/Cancelled	(89,068)	$0.92	—
Exercised	(24,924)	$0.29	—

Balance at December 31, 2012	3,031,221	$0.82	7.9
Granted	817,500	$1.39	—
Expired/Cancelled	(30,000)	$0.74	—
Exercised	(35,310)	$0.31	—

Balance at December 31, 2013	3,783,411	$0.94	7.4

    At December 31, 2013, a total of 3,783,411 options were outstanding of which 2,309,865 were exercisable at a weighted average price of $0.80 per share with a remaining weighted average contractual term of approximately 6.5 years.  The Company expects that, in addition to the 2,309,865 options that were exercisable as of December 31, 2013, another 1,473,546 will ultimately vest resulting in a combined total of 3,783,411.  Those 1,473,546 shares have a weighted average exercise price of $1.17, an aggregate intrinsic value of approximately $1,139,000 and a weighted average remaining contractual life of 8.9 years as of December 31, 2013.

    During the year ended December 31, 2013, there were 35,310 options exercised for cash resulting in the issuance of 35,310 shares of the Company’s common stock and proceeds of approximately $11,000.  During the year ended December 31, 2012, there were 24,924 options exercised which resulted in proceeds of approximately $7,000 to the Company.

    The intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was approximately $59,000 and $14,000, respectively. The intrinsic value of options exercisable at December 31, 2013 and 2012 was approximately $2,648,000 and $389,000, respectively.  The aggregate intrinsic value for all options outstanding as of December 31, 2013 and 2012 was approximately $3,786,000 and $423,000, respectively.

    The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining Life	Average	Number	Average
	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$0.17–0.24	450,221	5.0	$0.19	450,221	$0.19
$0.54-0.74	788,787	6.7	$0.72	677,589	$0.72
$0.77-1.15	2,082,403	8.1	$0.95	1,085,055	$0.97
$1.45-2.74	462,000	8.2	$2.02	97,000	$2.29
Total	3,783,411			2,309,865

    At December 31, 2013, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,019,000, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.

    At December 31, 2012, there were 1,473,546 shares outstanding and un-exercisable as they had not yet met the vesting criteria.  Those options had a weighted-average grant-date fair value of approximately $0.86.  During the year ended December 31, 2013, 951,610 shares vested with a weighted-average grant-date fair value of approximately $0.75 and approximately 30,000 shares forfeited or expired, of which 17,504 were vested and exercisable, with a weighted-average grant-date fair value of $0.88 resulting in 2,309,865 shares exercisable, with a weighted-average grant-date fair value of approximately $0.67 as of December 31, 2013.

    The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2013 and 2012 was $0.97 and $0.71, respectively. At December 31, 2013, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,019,000, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.

Restricted Stock Awards

    In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares vested quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $0 and $37,000 for the year ended December 31, 2013 and 2012, respectively.

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

Common Stock Reserved for Future Issuance

    The following table summarizes the common stock reserved for future issuance as of December 31, 2013:

Common Stock

Convertible preferred stock – Series B	46,029
Convertible notes payable	154,743
Stock options outstanding	3,783,411
Warrants outstanding	6,598,416
Restricted stock grants	—
Authorized for future grant under stock option plans	24,434
10,607,033

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

    Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2012, the Company authorized a discretionary contribution of approximately $87,000 for the 2012 plan year.  Such contribution was paid in January, 2013. In 2013, the Company authorized contributions of approximately $107,000 for the 2013 plan year of which $79,000 were paid prior to December 31, 2013.

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

($ in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$2,031	$1,846
Service cost	2	2
Interest cost	94	87
Actuarial (gain) loss	577	(7)
Effect of exchange rate changes	117	103
Effect of curtailment	—	—
Benefits paid	—	—
Benefit obligation at end of year	2,821	2,031

Change in plan assets:
Fair value of plan assets at beginning of year	1,630	1,455
Actual return of plan assets	41	36
Company contributions	43	42
Benefits paid	—	—
Effect of exchange rate changes	76	97
Fair value of plan assets at end of year	1,790	1,630

Funded status	(1,031)	(401)
Unrecognized actuarial loss (gain)	922	317
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(922)	(317)
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(1,031)	$(401)

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	10.4%	11.5%
Debt securities	83.1%	81.0%
Other	6.5%	7.5%
Total	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	$2	$2
Interest cost on projected benefit obligations	94	87
Expected return on plan assets	—	—
Amortization of prior service costs	—	—
Amortization of actuarial loss	—	—
Net periodic benefit costs	$96	$89

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	3.9%	4.6%
Expected return on plan assets	4%	4%
Rate of pension increases	2%	1%
Rate of compensation increase	N/A	N/A
The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$2,821	$2,031
Accumulated benefit obligation	$2,821	$2,031
Fair value of plan assets	$1,790	$1,630

    As of December 31, 2013, the following benefit payments are expected to be paid as follows:

2014	$—
2015	$18
2016	$19
2017	$101
2018	$103
2019 — 2023	$630

    The Company made contributions to the plan of approximately $43,000 and $42,000 during years 2013 and 2012, respectively.

    The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. The Company’s pension assets are classified within Level 1 of the fair value hierarchy, as defined under ASC 820, because they are valued using market prices. The pension assets are primarily comprised of the cash surrender value of insurance contracts. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The measurement date used to determine the benefit information of the plan was January 1, 2014.

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive income is the combination of the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, “Compensation - Retirement Benefits - Defined Benefit Plans – Pension” and the accumulated gains or losses from foreign currency translation adjustments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period.  All items are shown net of tax.

    As of December 31, 2013 and 2012, the components of accumulated other comprehensive loss were as follows:

($ in thousands)
	2013	2012

Additional minimum pension liability	$(579)	$43
Foreign currency translation adjustment	(251)	(182)
Ending balance	$(830)	$(139)

18.    SUBSEQUENT EVENTS

    Between January 2014 and March 2014, holders of 3,090,000 warrants exercised such warrants for cash resulting in the issuance of 3,090,000 shares of common stock and cash proceeds to the Company of approximately $1,548,000.

    During January 2014, holders of 1,000 options exercised such options for cash resulting in the issuance of 1,000 shares of common stock and cash proceeds to the Company of approximately $1,000.

    In March 2014, the holder of the line of credit agreed to increase the borrowing facility to an aggregate total of $3,500,000 (the "Amendment"). Borrowings under the increased credit facility will bear interest at the same rate and are also due in March 2015. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share. As consideration for the increase to the line of credit borrowing facility, the Company issued to the holder a warrant exercisable for 177,778 shares of the Company’s common stock. The warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.