Form 10-Q
period 2014-03-31
IMAGEWARE SYSTEMS INC
filed 2014-05-12
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes [   ]    No [X]

The number of shares of common stock, with $0.01 par value, outstanding on May 9, 2014 was 92,177,545.

IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,159	$2,363
Accounts receivable, net of allowance for doubtful accounts of $3 at March 31, 2014 and December 31, 2013	491	302
Inventory, net	568	505
Other current assets	538	148
Total Current Assets	3,756	3,318

Property and equipment, net	226	245
Other assets	34	395
Intangible assets, net of accumulated amortization	165	172
Goodwill	3,416	3,416
Total Assets	$7,597	$7,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$235	$486
Deferred revenue	1,616	1,662
Accrued expenses	1,040	924
Derivative liabilities	—	57
Notes payable to related parties	55	55
Total Current Liabilities	2,946	3,184

Pension obligation	1,045	1,031
Total Liabilities	3,991	4,215

Shareholders’ Equity:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2014 and December 31, 2013, respectively; liquidation preference $620 and $607 at March 31, 2014 and December 31, 2013, respectively.	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 90,679,237 and 87,555,317 shares issued at March 31, 2014 and December 31, 2013, respectively, and 90,672,533 and 87,548,613 shares outstanding at March 31, 2014 and December 31, 2013, respectively.	906	874
Additional paid-in capital	133,594	131,652
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(840)	(830)
Accumulated deficit	(129,992)	(128,303)
Total Shareholders’ Equity	3,606	3,331

Total Liabilities and Shareholders’ Equity	$7,597	$7,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product	$434	$207
Maintenance	629	649
	1,063	856
Cost of revenues:
Product	70	44
Maintenance	181	193
Gross profit	812	619

Operating expenses:
General and administrative	1,016	898
Sales and marketing	618	475
Research and development	1,030	920
Depreciation and amortization	42	23
	2,706	2,316
Loss from operations	(1,894)	(1,697)

Interest expense	79	1
Change in fair value of derivative liabilities	—	1,176
Other income	(283)	(104)
Loss before income taxes	(1,690)	(2,770)

Income tax expense	—	3
Net loss	$(1,690)	$(2,773)
Preferred dividends	(13)	(13)
Net loss available to common shareholders	$(1,703)	$(2,786)

Basic and diluted loss per common share – see Note 3:
Net loss	$(0.02)	$(0.04)
Preferred dividends	(0.00)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.04)
Basic and diluted weighted-average shares outstanding	88,604,221	76,846,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(1,690)	$(2,773)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9)	8
Comprehensive loss	$(1,699)	$(2,765)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,690)	$(2,773)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	42	26
Reduction in accounts payable and accrued expenses from the expiration of statute of limitations	(211)	(104)
Amortization of debt issuance costs	78	—
Change in fair value of derivative liabilities	—	1,176
Warrants issued in lieu of cash paid for services	—	1
Stock-based compensation	217	126
Change in assets and liabilities
Accounts receivable	(189)	(204)
Inventory	(63)	(109)
Other assets	21	(6)
Accounts payable	(45)	(105)
Deferred revenue	(46)	25
Accrued expenses	121	(53)
Pension obligation	15	3
Total adjustments	(60)	776
Net cash used by operating activities	(1,750)	(1,997)

Cash flows from investing activities
Purchase of property and equipment	(17)	(49)
Net cash used by investing activities	(17)	(49)

Cash flows from financing activities
Proceeds from exercised stock options	24	2
Proceeds from exercised warrants to purchase stock	1,548	16
Net cash provided by financing activities	1,572	18

Effect of exchange rate changes on cash	(9)	8
Net decrease in cash and cash equivalents	(204)	(2,020)

Cash and cash equivalents at beginning of period	2,363	4,225

Cash and cash equivalents at end of period	$2,159	$2,205

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$57	$626
Issuance of common stock warrants securing line of credit borrowing facility	$127	$580

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

Recent Developments

Liquidity and Capital Resources

 In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowings of up to $2,500,000 (the “Line of Credit”). The Line of Credit was extended by an existing shareholder and member of our Board of Directors (the “Holder”).  In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000 (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share. As consideration for entering into the Amendment, the Company issued to the Holder a warrant exercisable for 177,778 shares of the Company’s common stock. The warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

In April 2014, the Company and Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which amount would be convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. The Holder also assigned and transferred to the Second Holder one-half of the 177,778 warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

 Advances under the Lines of Credit are made at the Company’s request. The Lines of Credit shall terminate, and no further advances shall be made, upon the earlier of March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3,500,000. In the event of such financing, the outstanding balance under the terms of this note shall be due and payable upon demand.

 As of March 31, 2014, no advances were made under the Lines of Credit.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

 The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the SEC on March 17, 2014.

 Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014, or any other future periods.

Significant Accounting Policies

 Principles of Consolidation

 The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

 Operating Cycle

 Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying condensed consolidated balance sheets, although they will be liquidated in the normal course of contract completion which may take more than one operating cycle.

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

Inventories

Finished goods inventories are stated at the lower of cost, determined using the average cost method, or market.  See Note 4, “Inventory”, below.

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

 Revenue Recognition

 The Company recognizes revenue from the following major revenue sources:

●	Long-term fixed-price contracts involving significant customization
●	Fixed-price contracts involving minimal customization

●	Software licensing
●	Sales of computer hardware and identification media

●	Post-contract customer support (“PCS”)

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

Customer Concentration

For the three months ended March 31, 2014, two customers accounted for approximately 30% or $314,000 of total revenues and had trade receivables at March 31, 2014 of approximately $142,000. For the three months ended March 31, 2013, one customer accounted for approximately 18% or $152,000, respectively, of total revenues and had trade receivables at March 31, 2013 of $0.

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

 The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted loss per share:
Net loss	$(1,690)	$(2,773)
Preferred dividends	(13)	(13)
Net loss available to common shareholders	$(1,703)	$(2,786)

Denominator for basic and dilutive loss per share — weighted-average shares outstanding	88,604,221	76,846,563
Net loss	$(0.02)	$(0.04)
Preferred dividends	(0.00)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.04)

 The Company has excluded the following weighted-average securities from the calculation of diluted loss per share, as their effect would have been antidilutive:

Potential Dilutive securities	Three Months Ended March 31,
	2014	2013

Restricted stock grants	—	199,333
Convertible notes payable	113,885	40,805
Convertible preferred stock	45,392	46,991
Stock options	2,102,673	1,140,608
Warrants	3,606,108	9,160,458
Total potential dilutive securities	5,868,058	10,588,195

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

 Inventories of $568,000 as of March 31, 2014 were comprised of work in process of $554,000 representing direct labor costs on in-process projects and finished goods of $14,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $505,000 as of December 31, 2013 were comprised of work in process of $499,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

 The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $27,000 and $31,000 as of March 31, 2014 and December 31, 2013, respectively, which include accumulated amortization of $320,000 and $316,000 as of March 31, 2014 and December 31, 2013, respectively.  Amortization expense for the intangible assets was $4,000 for the three months ended March 31, 2014 and 2013.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent intangible assets were $138,000 and $141,000 as of March 31, 2014 and December 31, 2013, respectively, which include accumulated amortization of $521,000 and $518,000 as of March 31, 2014 and December 31, 2013, respectively.  Amortization expense for patent intangible assets was $3,000 for the three months ended March 31, 2014 and 2013.  Patent intangible assets are being amortized on a straight-line basis over their weighted-average remaining life of approximately 13.5 years.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2014 (9 months)	$21
2015	27
2016	12
2017	12
2018	12
Thereafter	81
Totals	$165

Goodwill

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of March 31, 2014 and December 31, 2013.

NOTE 5.  NOTES PAYABLE AND LINES OF CREDIT

 Notes payable consist of the following:

($ in thousands)	March 31,	December 31,
	2014	2013
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $55 at March 31, 2014 and December 31, 2013. Discount on notes is $0 at March 31, 2014 and December 31, 2013. In January 2013, the Company received an extension to June 30, 2014. Notes are callable at any time at option of holder.	$55	$55
Total notes payable to related parties	$55	$55

Total notes payable	55	55
Less current portion	(55)	(55)
Long-term notes payable	$-	$-

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

 The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014 however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014. In December 2013, a holder converted $10,000 of the Related-Party Convertible Notes into 18,182 shares of common stock of the Company. Also, in December 2013, 13,636 warrants were exercised, on a cashless basis, resulting in the issuance of 9,969 shares of the Company’s common stock.

Lines of Credit

   In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowings of up to $2,500,000 (the “Line of Credit”). The Line of Credit was extended by an existing shareholder and member of our Board of Directors (the “Holder”).  In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000 (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share.

  As consideration for the initial Line of Credit, the Company issued to the Holder a warrant (“Line of Credit Warrant”) exercisable for 1,052,632 shares of the Company’s common stock. The Line of Credit Warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder an additional warrant (“Amendment Warrant”) exercisable for 177,778 shares of the Company’s common stock. The Amendment Warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

In April 2014, the Company and Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which amount would be convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate Lines of Credit available to the Company remain unchanged at a total of $3,500,000. The Holder also assigned and transferred to the Second Holder one-half of the 177,778 Amendment Warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

Borrowings under the Lines of Credit accrue interest at a rate of 8% per annum and are due in March 2015.  Advances under the credit facilities are made at the Company’s request. The Lines of Credit shall terminate, and no further advances shall be made, upon the earlier of March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of the Lines of Credit shall be due and payable upon demand.

             The Company estimated the fair value of the Line of Credit Warrant and the Amendment Warrants using the Black-Scholes option pricing model using the following assumptions: term of two years for the Line of Credit Warrants issued March 2013 and a term of one year for the Amendment Warrants issued in March 2014, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79% for the Line of Credit Warrant and 74% for the Amendment Warrant. The Company recorded the fair value of the Line of Credit Warrant and the Amendment Warrants as deferred financing fees of approximately $707,000 to be amortized over the life of the Lines of Credit.

             The Company evaluated the Lines of Credit and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying common stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Lines of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Lines of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s common stock at the date the Lines of Credit were issued (commitment date). Such amounts could range from $0 to approximately $500,000 depending on the amount borrowed by the Company under the Lines of Credit.

             As of March 31, 2014, no advances were made under the Lines of Credit.

NOTE 6.  EQUITY

 The Company’s Certificate of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) outstanding as of March 31, 2014 and December 31, 2013.  At March 31, 2014 and December 31, 2013, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively.  There were no conversions of Series B Preferred into common stock during the three months ended March 31, 2014 or 2013.

Common Stock

 The following table summarizes common stock activity for the three months ended March 31, 2014:

Common Stock

Shares outstanding at December 31, 2013	87,548,613
Shares issued pursuant to options exercised for cash	33,920
Shares issued pursuant to warrants exercised for cash	3,090,000
Shares outstanding at March 31, 2014	90,672,533

 During the three months ended March 31, 2014, the Company issued 33,920 shares of common stock pursuant to the exercise of 33,920 options for cash proceeds of approximately $24,000.  During the three months ended March 31, 2014, the Company issued 3,090,000 shares of common stock pursuant to the exercise of 3,090,000 warrants for cash proceeds of approximately $1,548,000.

Warrants

 The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2013	6,598,416	$0.52
Granted	277,778	$2.10
Expired / Canceled	(50,000)	$1.08
Exercised	(3,090,000)	$0.50
Balance at March 31, 2014	3,736,194	$0.81

 During the three months ended March 31, 2014, the Company issued to certain consultants warrants to purchase an aggregate of 100,000 shares of the Company’s common stock. Such warrants have an exercise prices ranging of $1.83 per share and vest only upon the attainment of specified events. No such events were obtained during the three months ended March 31, 2014.

 During the three months ended March 31, 2014, the Company issued to an existing shareholder and member of our Board of Directors warrants to purchase 177,778 shares of the Company’s common stock. Such warrants have an exercise price of $2.25 per share and expire on March 27, 2015.

 During the three months ended March 31, 2014, there were 3,090,000 warrants exercised for cash resulting in the issuance of 3,090,000 shares of common stock and proceeds to the Company of approximately $1,548,000 and 50,000 warrants that expired.

 As of March 31, 2014, warrants to purchase 3,736,194 shares of common stock at prices ranging from $0.50 to $2.25 were outstanding. All warrants are exercisable as of March 31, 2014, and expire at various dates through December 2016, with the exception of an aggregate of 380,000 warrants, which become exercisable only upon the attainment of specified events.

 Stock-Based Compensation

 As of March 31, 2014, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

 The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $158,000 and $126,000 for the three months ended March 31, 2014 and 2013, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three months ended March 31, 2014 and 2013 ranged from 78% to 135%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the three months ended March 31, 2014 and 2013 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three months ended March 31, 2014 and 2013 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common stock in the foreseeable future.

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

 A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted- Average Exercise Price
Balance at December 31, 2013	3,783,411	$0.94
Granted	-	$-
Expired/Cancelled	(6,250)	$0.92
Exercised	(33,920)	$0.71

Balance at March 31, 2014	3,743,241	$0.95

      In December 2013, the Company issued 144,000 shares of its common stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 2014. Such shares are forfeitable should the Board members’ service be terminated.  For the three months ended March 31, 2014 and 2013, the Company recorded $60,000 and $0 as compensation expense.

NOTE 7.  DERIVATIVE LIABILITIES

       The Company accounts for its derivative instruments under the provisions of ASC 815, Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions . Under the provisions of ASC 815, the anti-dilution and cash settlement provisions in certain warrants (collectively the “ Derivative Liabilities ”) qualify as derivative instruments.

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

         As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000, which is reflected as a current liability in the condensed consolidated balance sheet as of December 31, 2013. During the three months ended March 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of $20,000 resulting in the issuance of 40,000 shares of the Company’s common stock with an aggregate fair value of approximately $57,000.

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

	Fair Value at March 31, 2014
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,794	$1,794	$—	$—
Totals	$1,794	$1,794	$—	$—
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

	Fair Value at December 31, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,790	$1,790	$—	$—
Totals	$1,790	$1,790	$—	$—
Liabilities:
Derivative liabilities	$57	$—	$—	$57
Totals	$57	$—	$—	$57

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

  As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000 which is reflected as a current liability in the condensed consolidated balance sheet as of December 31, 2013. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Black-Scholes or Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities. During the three months ended March 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised by their holders.

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

 A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2013	$57
Total unrealized gains	—
Included in earnings	—
Settlements	(57)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at March 31, 2014	$—

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

NOTE 9.  RELATED PARTY TRANSACTIONS

Related-Party Convertible Notes

 As more fully described in Note 5, above, to these consolidated financial statements, on November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000, with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman, and Charles AuBuchon. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.

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

  On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2014; however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014. During the year ended December 31, 2013, a Related Party Convertible Note holder elected to convert the principal amount of $10,000 of their respective Related-Party Convertible Note into 18,182 shares of common stock.

 Lines of Credit

 In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowings of up to $2,500,000 (the “Line of Credit”). The Line of Credit was extended by an existing shareholder and member of our Board of Directors (the “Holder”).  In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000 (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share.

As consideration for the initial Line of Credit, the Company issued to the Holder a warrant (“Line of Credit Warrant”) exercisable for 1,052,632 shares of the Company’s common stock. The Line of Credit Warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder an additional warrant (“Amendment Warrant”) exercisable for 177,778 shares of the Company’s common stock. The Amendment Warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

In April 2014, the Company and Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which amount would be convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate Lines of Credit available to the Company remain unchanged at a total of $3,500,000. The Holder also assigned and transferred to the Second Holder one-half of the 177,778 Amendment Warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

Borrowings under the Lines of Credit accrue interest at a rate of 8% per annum and are due in March 2015.  Advances under the credit facilities are made at the Company’s request. The Lines of Credit shall terminate, and no further advances shall be made, upon the earlier of March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of the Lines of Credit shall be due and payable upon demand.

             The Company estimated the fair value of the Line of Credit Warrants and the Amendment Warrants using the Black-Scholes option pricing model using the following assumptions: term of two years for the Line of Credit warrants issued March 2013 and a term of one year for the Amendment Warrants issued in March 2014, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79% for the Line of Credit Warrant and 74% for the Amendment Warrant. The Company recorded the fair value of the Line of Credit Warrants and the Amendment Warrants as deferred financing fees of approximately $707,000 to be amortized over the life of the Lines of Credit.

             The Company evaluated the Lines of Credit and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying common stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Lines of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Lines of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s common stock at the date the Lines of Credit were issued (commitment date). Such amounts could range from $0 to approximately $500,000 depending on the amount borrowed by the Company under the Lines of Credit.

             As of March 31, 2014, no advances were made under the Lines of Credit.

NOTE 10.  CONTINGENT LIABILITIES

 During the three months ended March 31, 2014 and 2013, the Company wrote off certain accounts payable and accrued expenses totaling approximately $211,000 and $104,000, respectively, which is included in “Other income” in the accompanying condensed consolidated statements of operations. Such accounts payable and accrued expenses represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

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

 Litigation

On September 21, 2012 a complaint for patent infringement was filed against the Company in the United States District Court for the Eastern District of Texas, entitled Blue Spike, LLC v. ImageWare Systems, Inc., Case No. 12-cv-688-LED.  The case is one of approximately 80-plus lawsuits filed by Blue Spike, LLC.  All cases have been consolidated for all pretrial purposes, other than venue, with the first-filed, lead action entitled Blue Spike, LLC v. Texas Instruments, Inc., Case No. 12-cv-499-LED filed on August 9, 2012.  The four patents-in-suit are directed essentially to digital signal abstracting technology.  On March 14, 2014, the Court granted the Company’s motion to sever and transfer its case to the United States District Court for the Southern District of California.  Accordingly, Blue Spike’s case against the Company has been severed from the consolidated action and transferred to the Southern District of California.  The Court also denied without prejudice the Company’s motion to dismiss claims for indirect and willful infringement, without prejudice to re-filing the motion in the Southern District of California. The Company contends that the asserted patents are invalid, unenforceable and/or not infringed and intends to defend against the action vigorously.

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

 Leases

In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. In August 2013, we entered into an amendment effective November 2013, whereby the Company consolidated its existing leases. The Company leased an additional 4,793 square feet of space in the same location while simultaneously vacating 2,560 square feet of space resulting in total rented square feet of 9,927. The lease term commenced on November 1, 2013 and ends on October 31, 2017.  Future minimum rent payments under the amended lease will be approximately $157,000 in 2014 (9 months), $216,000 in 2015, $222,000 in 2016 and $190,000 in 2017.

               In April 2012, we entered into a lease extension of our Portland, Oregon offices whereby we extended the lease term for a period of 36 months commencing November 1, 2012 until October 31, 2015.  Future minimum rent payments will be approximately $109,000 in 2014 (9 months) and $124,000 in 2015.

               In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

               At March 31, 2014, future minimum lease payments are as follows:

($ in thousands)
2014 (9 months)	$299
2015	$381
2016	$232
2017	$190
2018 and thereafter	$—
$1,102

 Rental expense incurred under operating leases for the three months ended March 31, 2014 and 2013 was approximately $104,000 and $133,000, respectively.

NOTE 11.  SUBSEQUENT EVENTS

In April 2014, the Company and Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which amount would be convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. The Holder also assigned and transferred to the Second Holder one-half of the 177,778 warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.  See Note 5, “Notes Payable and Lines of Credit” for a further description of the Lines of Credit and the Amendment.

In April 2014, the Company issued 2,380 shares of its common stock pursuant to the exercise of employee stock options for total cash proceeds of approximately $2,000. Also in April 2014, the Company issued 1,502,632 shares of its common stock pursuant to the exercise of 1,502,632 warrants for total cash proceeds of approximately $1,225,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Developments

Liquidity and Capital Resources

 In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowings of up to $2,500,000 (the “Line of Credit”). The Line of Credit was extended by an existing shareholder and member of our Board of Directors (the “Holder”).  In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000 (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share. As consideration for entering into the Amendment, the Company issued to the Holder a warrant exercisable for 177,778 shares of the Company’s common stock. The warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

In April 2014, the Company and Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which amount would be convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate Lines of Credit available to the Company remain unchanged at a total of $3,500,000. The Holder also assigned and transferred to the Second Holder one-half of the 177,778 warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

 Advances under the Lines of Credit are made at the Company’s request. The Lines of Credit shall terminate, and no further advances shall be made, upon the earlier of the March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3,500,000. In the event of such financing, the outstanding balance under the terms of the Lines of Credit shall be due and payable upon demand.

 As of March 31, 2014, no advances were made under the Lines of Credit.

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

 Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2014 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

 This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013.

 Product Revenue

	Three Months Ended March 31,
Net Product Revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$339	$184	$155	84%
Percentage of total net product revenue	78%	89%
Hardware and consumables	$53	$20	$33	165%
Percentage of total net product revenue	12%	10%
Services	$42	$3	$39	1,300%
Percentage of total net product revenue	10%	1%
Total net product revenue	$434	$207	$227	110%

 Software and royalty revenue increased 84% or approximately $155,000 during the three months ended March 31, 2014 as compared to the corresponding period in 2013. This increase is due to higher sales of identification software licenses of approximately $149,000, higher sales of our boxed identity management software sold through our distribution channel of approximately $19,000 and higher law enforcement project related revenues of approximately $1,000 offset by lower royalty revenues of approximately $14,000 for the three months ended March 31, 2014 as compared to the corresponding period of 2013.

 Revenue from the sale of hardware and consumables increased 165% or approximately $33,000 during the three months ended March 31, 2014 as compared to the corresponding period in 2013. The increase resulted from higher revenues from project solutions containing hardware and consumable components.

 Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $39,000 during the three months ended March 31, 2014 as compared to the corresponding period in 2013 due primarily to the completion of the service elements in certain law enforcement and identification project solutions.

 We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended March 31, 2014, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the next six months, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Three Months Ended March 31,
Maintenance Revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$629	$649	$(20)	(3)%

 Maintenance revenue was $629,000 for the three months ended March 31, 2014 as compared to $649,000 for the corresponding period in 2013.  Identity management maintenance revenue generated from identification software solutions were $242,000 for the three months ended March 31, 2014 as compared to $222,000 during the comparable period in 2013.  The increase of $20,000 results from the expansion of our installed base.  Law enforcement maintenance revenues were $387,000 for the three months ended March 31, 2014 as compared to $427,000 during the comparable period in 2013. The decrease of $40,000 results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Three Months Ended March 31,
Cost of Product Revenue:	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$22	$25	$(3)	(12)%
Percentage of software and royalty product revenue	6%	14%
Hardware and consumables	$33	$18	$15	83%
Percentage of hardware and consumables product revenue	62%	90%
Services	$15	$1	$14	1,400%
Percentage of services product revenue	36%	33%
Total product cost of revenue	$70	$44	$26	59%
Percentage of total product revenue	16%	21%

 The cost of software and royalty product revenue decreased 12% or approximately $3,000 for the three months ended March 31, 2014 as compared to the corresponding period of 2013. The decrease in software and royalty cost of product revenue of approximately $3,000 despite higher software product sales of approximately $155,000 is due primarily to slightly lower customization levels during the three months ended March 31, 2014 as compared to the corresponding period in 2013 combined with both periods having uncharacteristically low third party software license content. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The increase in the cost of product revenue for our hardware and consumable sales of 83% or approximately $15,000 for the three months ended March 31, 2014 as compared to the corresponding period in 2013 reflects the increase in hardware and consumable revenue for the three months ended March 31, 2014 as compared to the corresponding period in 2013.

 The cost of services revenue increased approximately $14,000 during the three months ended March 31, 2014 as compared to the corresponding period in 2013.  This increase reflects higher services revenue of approximately $39,000 related to project-oriented work during the three months ended March 31, 2014.

 Cost of Maintenance Revenue

	Three Months Ended March 31,
Maintenance cost of revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$181	$193	$(12)	(6)%
Percentage of total maintenance revenue	29%	30%

 Cost of maintenance revenue decreased 6% or approximately $12,000 during the three months ended March 31, 2014 as compared to the corresponding period in 2013 due primarily to lower maintenance revenue.

 Product Gross Profit

	Three Months Ended March 31,
Product gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$317	$159	$158	99%
Percentage of software and royalty product revenue	94%	86%
Hardware and consumables	$20	$2	$18	900%
Percentage of hardware and consumables product revenue	38%	10%
Services	$27	$2	$25	1,250%
Percentage of services product revenue	64%	67%
Total product gross profit	$364	$163	$201	123%
Percentage of total product revenue	84%	79%

 Software and royalty gross profit increased 99% or approximately $158,000 for the three months ended March 31, 2014 from the corresponding period in 2013 due primarily to higher software and royalty product revenue of approximately $155,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 Hardware and consumables gross profit increased approximately $18,000 for the three month period ended March 31, 2014 as compared to the corresponding period in 2013.  This increase was primarily due to higher hardware and consumables revenue of approximately $33,000 in the three month period ended March 31, 2014 as compared to the corresponding period in the 2013 year.

 Services gross profit increased approximately $25,000 due to higher professional services revenue of approximately $39,000 during the three months ended March 31, 2014 to the corresponding period in 2013.

 Maintenance Gross Profit

	Three Months Ended March 31,
Maintenance gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$448	$456	$(8)	(2)%
Percentage of total maintenance revenue	71%	70%

 Gross profit related to maintenance revenue decreased 2% or approximately 8,000 for the three months ended March 31, 2014 as compared to the same period ended March 31, 2013. That decrease is due to lower maintenance revenue of approximately $20,000 due primarily from the expiration of certain maintenance contract combined with lower cost of maintenance revenue of approximately $12,000.

 Operating Expense

	Three Months Ended March 31,
Operating expenses	2014	2013	$ Change	% Change
(dollars in thousands)

General and administrative	$1,016	$898	$118	13%
Percentage of total net revenue	96%	105%
Sales and marketing	$618	$475	$143	30%
Percentage of total net revenue	58%	55%
Research and development	$1,030	$920	$110	12%
Percentage of total net revenue	97%	107%
Depreciation and amortization	$42	$23	$19	83%
Percentage of total net revenue	4%	3%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of $118,000 is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $49,000 due primarily to increases in audit related fees of approximately $40,000 and increases in legal fees of approximately $18,000, offset by decreases in various consulting and contract services of approximately $9,000.

●	Increase in personnel related expense of approximately $34,000.

●	Increase in stock-based compensation expense of approximately $17,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $18,000.

 We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development. The dollar increase of $143,000 during the three months ended March 31, 2014 as compared to the corresponding period in 2013 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $51,000 due primarily to headcount increases.
●	Increase in professional services of approximately $10,000.
●	Increase in contract services, travel and trade show expenses and office related expenses of approximately $75,000.
●	Increase in stock-based compensation expense of approximately $7,000.

 Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $110,000 for the three months ended March 31, 2014 as compared to the corresponding period in 2013 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $122,000 due to headcount increases.

●	Decrease in contractor fees and contract services of approximately $26,000.

●	Increase in stock-based compensation of approximately $7,000.

●	Increase in office related expenses of approximately $7,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended March 31, 2014, depreciation and amortization expense increased approximately $19,000 as compared to the corresponding period in 2013. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value. The increase of $19,000 reflects the replacement of fully depreciated equipment.

 Interest Expense

 For the three months ended March 31, 2014, we recognized interest expense of $79,000. For the three months ended March 31, 2013, we recognized interest expense of $1,000.  Interest expense for the three months ended March 31, 2014 is comprised of $78,000 from the amortization of debt issuance costs related to our lines of credit and $1,000 related to coupon interest on our 7% related party convertible notes.

 Change in Fair Value of Derivative Liabilities

 For the three months ended March 31, 2014, we recognized non-cash expense of $0 compared to $1,176,000 for the corresponding period of 2013.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. During the three months ended March 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of $20,000 resulting in the issuance of 40,000 shares of the Company’s common stock with an aggregate fair value of approximately $57,000.

 Other Income

 For the three months ended March 31, 2014, we recognized other income of $283,000.  For the three months ended March 31, 2013, we recognized other income of $104,000.  Other income for the three months ended March 31, 2014 is comprised of approximately $211,000 from the write-off of certain accounts payable and accrued expenses due to the expiration of the legal statute of limitation on such payables and accrued expenses, approximately $35,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company and approximately $37,000 from the return of an advertising deposit previously written off due to uncertainties regarding its return. Other income for the three months ended March 31, 2013 is comprised of approximately $104,000 from the write-off of certain accounts payable due to the expiration of the legal statute of limitations on such payables.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $2,159,000 and accounts receivable, net of $491,000.  As of March 31, 2014, we had positive working capital of $810,000, which included $1,616,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of our Software as a Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit to a lesser extent and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

            In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowings of up to $2,500,000 (the “Line of Credit”). The Line of Credit was extended by an existing shareholder and member of our Board of Directors (the “Holder”).  In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000 (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share.

 As consideration for the initial Line of Credit, the Company issued to the Holder a warrant (“Line of Credit Warrant”) exercisable for 1,052,632 shares of the Company’s common stock. The Line of Credit Warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder an additional warrant (“Amendment Warrant”) exercisable for 177,778 shares of the Company’s common stock. The Amendment Warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

In April 2014, the Company and Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which amount would be convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate Lines of Credit available to the Company remain unchanged at a total of $3,500,000. The Holder also assigned and transferred to the Second Holder one-half of the 177,778 Amendment Warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

Borrowings under the Lines of Credit accrue interest at a rate of 8% per annum and are due in March 2015.  Advances under the credit facilities are made at the Company’s request. The Lines of Credit shall terminate, and no further advances shall be made, upon the earlier of March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of the Lines of Credit shall be due and payable upon demand.

               The Company estimated the fair value of the Line of Credit Warrant and the Amendment Warrants using the Black-Scholes option pricing model using the following assumptions: term of two years for the Line of Credit Warrants issued March 2013 and a term of one year for the Amendment Warrants issued in March 2014, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79% for the Line of Credit Warrant and 74% for the Amendment Warrant. The Company recorded the fair value of the Line of Credit Warrant and the Amendment Warrants as deferred financing fees of approximately $707,000 to be amortized over the life of the Lines of Credit.

               The Company evaluated the Lines of Credit and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying common stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Lines of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Lines of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s common stock at the date the Lines of Credit were issued (commitment date). Such amounts could range from $0 to approximately $500,000 depending on the amount borrowed by the Company under the Lines of Credit.

               As of March 31, 2014, no advances were made under the Lines of Credit.

               For the three months ended March 31, 2014, the Company issued 3,123,920 shares of its common stock and received net proceeds of approximately $1,548,000 from the exercise of warrants for cash. In April 2014, the Company issued 1,502,632 shares of its common stock pursuant to the exercise of 1,502,632 warrants for total cash proceeds of approximately $1,225,000.

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

 Operating Activities

 We used net cash of $1,750,000 in operating activities for the three months ended March 31, 2014 as compared to net cash used of $1,997,000 during the comparable period in 2013. During the three months ended March 31, 2014, net cash used in operating activities consisted of net loss of $1,690,000 and an increase in working capital and other assets and liabilities of $186,000. Those amounts were offset by $126,000, net of non-cash costs including $217,000 in stock based compensation, $78,000 in debt issuance cost amortization and $42,000 in depreciation and amortization offset by $211,000 of non-cash income primarily from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the three months ended March 31, 2014, we used cash of $231,000 to fund increases in current assets and generated cash of $45,000 through increases in current liabilities and deferred revenues, excluding debt.

We used net cash of $1,997,000 in operating activities for the three months ended March 31, 2013. During the three months ended March 31, 2013, net cash used in operating activities consisted of net loss of $2,773,000 and an increase in working capital and other assets and liabilities of $449,000. Those amounts were offset by $1,225,000, net of non-cash costs including a $1,176,000 unrealized loss related to the change in value of our derivative liabilities, $127,000 in stock based compensation and $26,000 in depreciation and amortization offset by $104,000 of non-cash income primarily from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the three months ended March 31, 2013, we used cash of $319,000 to fund increases in current assets and used cash of $130,000 through decreases in current liabilities and deferred revenues, excluding debt.

 Investing Activities

 Net cash used in investing activities was $17,000 for the three months ended March 31, 2014, compared to $49,000 used in the three months ended March 31, 2013. For the three months ended March 31, 2014, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $17,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the three months ended March 31, 2013, we used $49,000 to replace older equipment and software.

 Financing Activities

 We generated cash of $1,572,000 from financing activities for the three months ended March 31, 2014, as compared to the $18,000 generated during the same period in 2013. We generated cash of $1,548,000 from the exercise of 3,090,000 common stock warrants and $24,000 from the exercise of 33,920 common stock options. During the three months ended March 31, 2013, we generated cash of $16,000 from the exercise of 31,539 common stock warrants and $2,000 from the exercise of 10,000 common stock options.

 Debt

 At March 31, 2014, we had approximately $55,000 in outstanding debt, exclusive of any debt discounts, and another $31,000 in related accrued interest.

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

 The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension of the Maturity Date to January 31, 2010. As consideration for the waiver and note extension, the Company issued to the Related-Party Convertible Note holders warrants to purchase an aggregate of 150,000 shares of the Company’s common stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014. In December 2013, 13,636 warrants were exercised, on a cashless basis, resulting in the issuance of 9,969 shares of the Company’s common stock.

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

Lines of Credit

 In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowings of up to $2,500,000 (the “Line of Credit”). The Line of Credit was extended by an existing shareholder and member of our Board of Directors (the “Holder”).  In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000 (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share.

As consideration for the initial Line of Credit, the Company issued to the Holder a warrant (“Line of Credit Warrant”) exercisable for 1,052,632 shares of the Company’s common stock. The Line of Credit Warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder an additional warrant (“Amendment Warrant”) exercisable for 177,778 shares of the Company’s common stock. The Amendment Warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

In April 2014, the Company and Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which amount would be convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate Lines of Credit available to the Company remain unchanged at a total of $3,500,000. The Holder also assigned and transferred to the Second Holder one-half of the 177,778 Amendment Warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

Borrowings under the Lines of Credit accrue interest at a rate of 8% per annum and are due in March 2015.  Advances under the credit facilities are made at the Company’s request. The Lines of Credit shall terminate, and no further advances shall be made, upon the earlier of March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of the Lines of Credit shall be due and payable upon demand.

               The Company estimated the fair value of the Line of Credit Warrant and the Amendment Warrants using the Black-Scholes option pricing model using the following assumptions: term of two years for the Line of Credit Warrants issued March 2013 and a term of one year for the Amendment Warrants issued in March 2014, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79% for the Line of Credit Warrant and 74% for the Amendment Warrant. The Company recorded the fair value of the Line of Credit Warrant and the Amendment Warrants as deferred financing fees of approximately $707,000 to be amortized over the life of the Lines of Credit.

               The Company evaluated the Lines of Credit and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying common stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Lines of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Lines of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s common stock at the date the Lines of Credit were issued (commitment date). Such amounts could range from $0 to approximately $500,000 depending on the amount borrowed by the Company under the Lines of Credit.

               As of March 31, 2014, no advances were made under the Lines of Credit.

               Contractual Obligations

      Total contractual obligations and commercial commitments as of March 31, 2014 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
7% related party promissory notes	$55	$55	$—	$—	$—
Operating lease obligations	1,102	299	803	—	—
				—	—
Total	$1,157	$354	$803	$—	$—

    Real Property Leases

In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. In August 2013, we entered into an amendment effective November 2013, whereby the Company consolidated its existing leases. The Company leased an additional 4,793 square feet of space in the same location while simultaneously vacating 2,560 square feet of space resulting in total rented square feet of 9,927. The lease term commenced on November 1, 2013 and ends on October 31, 2017.  Future minimum rent payments under the amended lease will be approximately $157,000 in 2014 (9 months), $216,000 in 2015, $222,000 in 2016 and $190,000 in 2017.

               In April 2012, we entered into a lease extension of our Portland, Oregon offices whereby we extended the lease term for a period of 36 months commencing November 1, 2012 until October 31, 2015.  Future minimum rent payments will be approximately $109,000 in 2014 (9 months) and $124,000 in 2015.

               In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

 Stock-based Compensation

 Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$3	$3
General and administrative	145	68
Sales and marketing	36	29
Research and development	33	26

Total	$217	$126

Off-Balance Sheet Arrangements

    At March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

On September 21, 2012 a complaint for patent infringement was filed against the Company in the United States District Court for the Eastern District of Texas, entitled Blue Spike, LLC v. ImageWare Systems, Inc., Case No. 12-cv-688-LED.  The case is one of approximately 80-plus lawsuits filed by Blue Spike, LLC.  All cases have been consolidated for all pretrial purposes, other than venue, with the first-filed, lead action entitled Blue Spike, LLC v. Texas Instruments, Inc., Case No. 12-cv-499-LED filed on August 9, 2012.  The four patents-in-suit are directed essentially to digital signal abstracting technology.  On March 14, 2014, the Court granted the Company’s motion to sever and transfer its case to the United States District Court for the Southern District of California.  Accordingly, Blue Spike’s case against the Company has been severed from the consolidated action and transferred to the Southern District of California.  The Court also denied without prejudice the Company’s motion to dismiss claims for indirect and willful infringement, without prejudice to re-filing the motion in the Southern District of California. The Company contends that the asserted patents are invalid, unenforceable and/or not infringed and intends to defend against the action vigorously.

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

ITEM 1A.  RISK FACTORS

 Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, filed on March 17, 2014.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2014, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.  MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5.  OTHER INFORMATION

 None.

ITEM 6.  EXHIBITS

(a)	EXHIBITS

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2014	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 12, 2014	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)