Form 10-Q
period 2014-06-30
IMAGEWARE SYSTEMS INC
filed 2014-08-11
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock, with $0.01 par value, outstanding on August 6, 2014 was 93,192,711.

IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,415	$2,363
Accounts receivable, net of allowance for doubtful accounts of $3 at June 30, 2014 and December 31, 2013	400	302
Inventory, net	603	505
Other current assets	522	148
Total Current Assets	2,940	3,318

Property and equipment, net	241	245
Other assets	30	395
Intangible assets, net of accumulated amortization	158	172
Goodwill	3,416	3,416
Total Assets	$6,785	$7,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$386	$486
Deferred revenue	1,304	1,662
Accrued expenses	963	924
Derivative liabilities	-	57
Notes payable to related parties	-	55
Total Current Liabilities	2,653	3,184

Pension obligation	1,058	1,031
Total Liabilities	3,711	4,215

Shareholders’ Equity:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2014 and December 31, 2013, respectively; liquidation preference $607 at June 30, 2014 and December 31, 2013, respectively.	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 92,592,455 and 87,555,317 shares issued at June 30, 2014 and December 31, 2013, respectively, and 92,585,751 and 87,548,613 shares outstanding at June 30, 2014 and December 31, 2013, respectively.	925	874
Additional paid-in capital	135,149	131,652
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(847)	(830)
Accumulated deficit	(132,091)	(128,303)
Total Shareholders’ Equity	3,074	3,331

Total Liabilities and Shareholders’ Equity	$6,785	$7,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product	$281	$364	$715	$571
Maintenance	656	660	1,285	1,309
	937	1,024	2,000	1,880
Cost of revenues:
Product	48	114	118	158
Maintenance	184	182	365	376
Gross profit	705	728	1,517	1,346

Operating expenses:
General and administrative	873	775	1,890	1,667
Sales and marketing	596	510	1,214	985
Research and development	1,152	995	2,181	1,914
Depreciation and amortization	46	26	88	55
	2,667	2,306	5,373	4,621
Loss from operations	(1,962)	(1,578)	(3,856)	(3,275)

Interest expense, net	105	73	184	75
Change in fair value of derivative liabilities	-	3,973	-	5,148
Other income, net	(5)	(4)	(289)	(108)
Loss before income taxes	(2,062)	(5,620)	(3,751)	(8,390)
Income tax expense (benefit)	12	(1)	12	2
Net loss	(2,074)	(5,619)	(3,763)	(8,392)
Preferred dividends	(13)	(13)	(25)	(25)
Net loss available to common shareholders	$(2,087)	$(5,632)	$(3,788)	$(8,417)

Basic loss per common share - see Note 3:
Net loss	$(0.02)	$(0.07)	$(0.04)	$(0.11)
Preferred dividends	(0.00)	(0.00)	(0.00)	(0.00)
Basic loss per share available to common shareholders	$(0.02)	$(0.07)	$(0.04)	$(0.11)
Basic weighted-average shares	91,930,400	78,581,502	90,293,758	77,718,825
Diluted loss per common share - see Note 3:
Diluted loss per share	$(0.02)	$(0.07)	$(0.04)	$(0.11)
Diluted weighted-average shares	91,930,400	78,581,502	90,293,758	77,718,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,074)	$(5,619)	$(3,763)	$(8,392)
Other comprehensive loss:
Foreign currency translation adjustment	(7)	(15)	(16)	(8)
Comprehensive loss	$(2,081)	$(5,634)	$(3,779)	$(8,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,763)	$(8,392)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	88	55
Amortization of debt issuance costs	182	72
Reduction in accounts payable and accrued expenses from the expiration of statute of limitations	(216)	(104)
Change in fair value of derivative liabilities	—	5,148
Warrants issued in lieu of cash paid for services		1
Stock-based compensation	425	269
Change in assets and liabilities
Accounts receivable	(98)	(177)
Inventory	(98)	(165)
Other assets	(64)	26
Accounts payable	106	(157)
Deferred revenue	(357)	(169)
Accrued expenses	78	(40)
Pension obligation	27	17
Total adjustments	73	4,776
Net cash used in operating activities	(3,690)	(3,616)

Cash flows from investing activities
Purchase of property and equipment	(70)	(74)
Net cash used in investing activities	(70)	(74)

Cash flows from financing activities
Proceeds from exercised stock options	55	3
Proceeds from exercised warrants to purchase stock	2,798	528
Dividends paid	(25)	(25)
Net cash provided by financing activities	2,828	506

Effect of exchange rate changes on cash	(16)	(8)
Net decrease in cash and cash equivalents	(948)	(3,192)

Cash and cash equivalents at beginning of period	2,363	4,225

Cash and cash equivalents at end of period	$1,415	$1,033

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$57	$6,132
Issuance of common stock warrants securing line of credit borrowing facility	$127	$580
Issuance of common stock pursuant to cashless warrant exercises	$2	$40
Issuance of common stock pursuant to conversion of Related-Party notes payable and accrued interest	$85	$—
Issuance of common stock pursuant to achievement of vesting conditions	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

    ImageWare Systems, Inc. (the “Company”) is incorporated in the state of Delaware. The Company is a pioneer and leader in the  market for biometrically enabled software-based identity management solutions. The Company develops mobile and cloud-based identity management solutions providing biometric, secure credential and law enforcement technologies. Our patented biometric product line includes our flagship product, the Biometric Engine®, a hardware and algorithm independent multi-biometric engine that enables the enrollment and management of unlimited population sizes.  Our identification products are used to create, issue and manage secure credentials, including national IDs, passports, driver's licenses, smart cards and access control credentials. Our digital booking products provide law enforcement with integrated mugshots, fingerprint livescans, and investigative capabilities.  The Company is headquartered in San Diego, CA, with offices in Portland, OR, Washington, D.C., Mexico, and Ottawa, Ontario.

Recent Developments

    New Contracts

On June 27, 2014, the Company announced that it was selected to implement a multi-modal biometric driver license system for the State of Baja California, Mexico.  The contract was awarded by the Funciones Ocupacionales Insha, S.A. de C.V., the prime contractor on the project.  The contract is valued at more than $1.0 million and its software will help generate more than one million driver licenses over the next three years. The Company anticipates that it will receive one-time license fees for its software upon delivery, and ongoing payments for its professional services and maintenance as delivered.  The Company will help to deploy the system at governmental offices in the largest cities in the state, including Tijuana, Mexicali, Tecate and Rosarito, as well as implement mobile stations through the state. The project began in the third quarter of 2014.

    Amendments to Line of Credit

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

In April 2014, the Company and the Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which amount is convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the 177,778 warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

 Advances under the Lines of Credit are made at the Company’s request. The Lines of Credit will terminate, and no further advances will be made, upon the earlier of March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3,500,000. In the event of such financing, the outstanding balance under the terms of the Lines of Credit will be due and payable upon demand.

 As of June 30, 2014, no advances were made under the Lines of Credit.

Liquidity and Capital Resources

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowing. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service ("SaaS") capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit as a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

Management believes that the Company's current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing if we are able to increase our product revenues in accordance with our plan. If we are unable to increase our product revenues we will require additional debt or equity financing to continue our operations at the current level and there is no guarantee that such financing will be available or available on terms acceptable to the company.

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

 Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014, or any other future periods.

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

The Company’s revenue recognition policies are consistent with GAAP including the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition, ASC 605-35, Revenue Recognition, Construction-Type and Production-Type Contracts, SEC Staff Accounting Bulletin 104, and ASC 605-25, Revenue Recognition, Multiple Element Arrangements. Accordingly, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

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

Customer Concentration

For the three months ended June 30, 2014, one customer accounted for approximately 19% or $174,000 of total revenues and had trade receivables at June 30, 2014 of $0. For the six months ended June 30, 2014, one customer accounted for approximately 19% or $376,000 of total revenues and had trade receivables at June 30, 2014 of $0. For the three months ended June 30, 2013, two customers accounted for approximately 25% or 256,000 of total revenues and had trade receivables at June 30, 2013 of $155,000. For the six months ended June 30, 2013, one customer accounted for approximately 16% or $304,000 of total revenues and had trade receivables at June 30, 2013 of $0.

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

     FASB ASU 2014-09. In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

        FASB ASU No. 2014-12. In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We do not expect adoption of ASU No. 2014-12 to have a significant impact on our consolidated financial statements.

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

 The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted loss per share:
Net loss	$(2,074)	$(5,619)	$(3,763)	$(8,392)
Preferred dividends	(13)	(13)	(25)	(25)

Net loss available to common shareholders	(2,087)	(5,632)	$(3,788)	$(8,417)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	91,930,400	78,581,502	90,293,758	77,718,825

Net loss	(0.02)	(0.07)	(0.04)	(0.11)
Preferred dividends	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted loss per share available to common shareholders	(0.02)	(0.07)	(0.04)	(0.11)

    The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

Dilutive securities	For the three and six months ended June 30,
	2014	2013

Convertible notes payable	-	175,013
Convertible preferred stock	46,027	46,027
Stock Options	3,668,416	3,436,221
Warrants	1,973,562	12,591,168
Total anti-dilutive common share equivalents	5,668,005	16,248,429

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

 Inventories of $603,000 as of June 30, 2014 were comprised of work in process of $595,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $505,000 as of December 31, 2013 were comprised of work in process of $499,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

 The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $23,000 and $31,000 as of June 30, 2014 and December 31, 2013, respectively, which include accumulated amortization of $324,000 and $316,000 as of June 30, 2014 and December 31, 2013, respectively.  Amortization expense for the intangible assets was $4,000 and $8,000 for the three and six months ended June 30, 2014 and 2013, respectively.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent intangible assets were $135,000 and $141,000 as of June 30, 2014 and December 31, 2013, respectively, which include accumulated amortization of $524,000 and $518,000 as of June 30, 2014 and December 31, 2013, respectively.  Amortization expense for patent intangible assets was $3,000 and $6,000 for the three and six months ended June 30, 2014 and 2013, respectively.  Patent intangible assets are being amortized on a straight-line basis over their weighted-average remaining life of approximately 13.5 years.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2014 (6 months)	$14
2015	27
2016	12
2017	12
2018	12
Thereafter	81
Totals	$158

Goodwill

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of June 30, 2014 and December 31, 2013.

NOTE 5.  NOTES PAYABLE AND LINES OF CREDIT

 Notes payable consist of the following:

($ in thousands)	June 30,	December 31,
	2014	2013
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $0 at June 30, 2014 and $55 at December 31, 2013. Discount on notes is $0 at June 30, 2014 and December 31, 2013. In January 2013, the Company received an extension to June 30, 2014. Notes were converted in their entirety as of June 30, 2014.	$—	$55
Total notes payable to related parties	$—	$55

Total notes payable		55
Less current portion	(—)	(55)
Long-term notes payable	$—	$—

 7% Convertible Promissory Notes to Related Parties

 On November 14, 2008, the Company entered into a series of convertible promissory notes (the "Related-Party Convertible Notes"), in the principal aggregate amount of $110,000, with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were due February 14, 2009. The principal amount of the Related-Party Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into common stock of the Company. The number of shares into which the Related-Party Convertible Notes are convertible is calculated by dividing the outstanding principal and accrued but unpaid interest by $0.55 (the “Conversion Price”).

 In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company which were exercised in their entirety, on a cashless basis, between October and November 2013 resulting in the issuance of 111,783 shares of the Company’s common stock.

 The Company, in 2008, initially recorded the convertible notes net of a discount equal to the fair value allocated to the warrants of approximately $13,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 96%. The Related-Party Convertible Notes also contain a beneficial conversion feature, resulting in an additional debt discount of $12,000. The beneficial conversion amount was measured using the accounting intrinsic value, i.e. the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company has accreted the beneficial conversion feature over the life of the Related-Party Convertible Notes.

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

 The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective notes to be due and payable no later than June 30, 2014 however, the Related-Party Convertible Notes would be callable at any time, at the option of the note holder, prior to June 30, 2014. In December 2013, a holder converted $10,000 of the Related-Party Convertible Notes into 18,182 shares of common stock of the Company. Also, in December 2013, 13,636 warrants were exercised, on a cashless basis, resulting in the issuance of 9,969 shares of the Company’s common stock.

In June 2014 the holders of the remaining Related-Party Convertible Notes converted the remaining principal balance of $55,000 into 100,000 shares of common stock of the Company. The holders also elected to convert approximately $30,000 in accrued interest into 54,607 shares of the Company’s common stock.

Lines of Credit

   In March 2013, the Company entered into the Line of Credit with available borrowings of up to $2,500,000, and in March 2014, the Line of Credit was amended to increase available borrowings to an aggregate total of $3,500,000. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share.

  As consideration for the initial Line of Credit, the Company issued to the Holder the Line of Credit Warrant, exercisable for 1,052,632 shares of the Company’s common stock. The Line of Credit Warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder the Amendment Warrant, exercisable for 177,778 shares of the Company’s common stock. The Amendment Warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

In April 2014, the Company and Holder entered into the Second Amendment to the Line of Credit to decrease the available borrowings to $3.0 million.  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with the Second Holder, which amount is convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate Lines of Credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the 177,778 Amendment Warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

Borrowings under the Lines of Credit accrue interest at a rate of 8% per annum and are due in March 2015.  Advances under the credit facilities are made at the Company’s request. The Lines of Credit will terminate, and no further advances will be made, upon the earlier of March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of the Lines of Credit shall be due and payable upon demand.

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

             As of June 30, 2014, no advances were made under the Lines of Credit.

NOTE 6.  EQUITY

 The Company’s Certificate of Incorporation, as amended, authorized the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) outstanding as of June 30, 2014 and December 31, 2013.  At June 30, 2014 and December 31, 2013, the Company had cumulative undeclared dividends of approximately $8,000, respectively.  There were no conversions of Series B Preferred into common stock during the six months ended June 30, 2014 or 2013.

Common Stock

 The following table summarizes common stock activity for the six months ended June 30, 2014:
Common Stock

Shares outstanding at December 31, 2013	87,548,613
Shares issued pursuant to options exercised for cash	83,745
Shares issued pursuant to Related-Party note payable conversion	154,607
Shares issued pursuant to cashless warrants exercised	156,154
Shares issued pursuant to warrants exercised for cash	4,642,632
Shares outstanding at June 30, 2014	92,585,751

 During the six months ended June 30, 2014, the Company issued 83,745 shares of common stock pursuant to the exercise of 83,745 options for cash proceeds of approximately $55,000.  During the six months ended June 30, 2014, the Company issued 4,642,632 shares of common stock pursuant to the exercise of 4,642,632 warrants for cash proceeds of approximately $2,798,000. During the six months ended June 30, 2014, the Company issued 156,154 shares of common stock pursuant to the cashless exercise of 210,000 warrants.

Warrants

 The following table summarizes warrant activity for the following periods:
	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2013	6,598,416	$0.52
Granted	277,778	$2.10
Expired / Canceled	(50,000)	$1.08
Exercised	(4,852,632)	$0.60
Balance at June 30, 2014	1,973,562	$0.85

During the six months ended June 30, 2014, the Company issued to certain consultants warrants to purchase an aggregate of 100,000 shares of the Company’s common stock. Such warrants have an exercise prices ranging of $1.83 per share and vest only upon the attainment of specified events. No such events were obtained during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company issued to existing shareholders and members of our Board of Directors warrants to purchase an aggregate of 177,778 shares of the Company’s common stock. Such warrants have an exercise price of $2.25 per share and expire on March 27, 2015.

During the six months ended June 30, 2014, there were 4,642,632 warrants exercised for cash resulting in the issuance of 4,642,632 shares of common stock and proceeds to the Company of approximately $2,798,000 and 50,000 warrants that expired. Also during the six months ended June 30, 2014, there were 210,000 warrants exercised on a cashless basis resulting in the issuance of 156,154 shares of the Company’s common stock.

As of June 30, 2014, warrants to purchase 1,973,562 shares of common stock at prices ranging from $0.50 to $2.40 were outstanding. All warrants are exercisable as of June 30, 2014, and expire at various dates through December 2016, with the exception of an aggregate of 380,000 warrants, which become exercisable only upon the attainment of specified events.

 Stock-Based Compensation

 As of June 30, 2014, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved.

 The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $148,000 and $306,000 for the three and six months ended June 30, 2014, respectively. Stock-based compensation expense related to equity options was approximately $144,000 and $269,000 for the three and six months ended June 30, 2013, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the six months ended June 30, 2014 and 2013 ranged from 78% to 135%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the six months ended June 31, 2014 and 2013 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the six months ended June 30, 2014 and 2013 was 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common stock in the foreseeable future.

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

 A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted- Average Exercise Price
Balance at December 31, 2013	3,783,411	$0.94
Granted	15,000	$2.31
Expired/Cancelled	(46,250)	$1.85
Exercised	(83,745)	$0.78
Balance at June 30, 2014	3,668,416	$0.94

      In December 2013, the Company issued 144,000 shares of its common stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 2014. Such shares are forfeitable should the Board members’ service be terminated.  For the three and six months ended June 30, 2014, the Company recorded $60,000 and $119,000, respectively, as compensation expense.

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

         As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000, which is reflected as a current liability in the condensed consolidated balance sheet as of December 31, 2013. During the six months ended June 30, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of $20,000 resulting in the issuance of 40,000 shares of the Company’s common stock with an aggregate fair value of approximately $57,000.

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

	Fair Value at June 30, 2014
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,795	$1,795	$—	$—
Totals	$1,795	$1,795	$—	$—
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

	Fair Value at December 31, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,790	$1,790	$—	$—
Totals	$1,790	$1,790	$—	$—
Liabilities:
Derivative liabilities	$57	$—	$—	$57
Totals	$57	$—	$—	$57

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

 As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000 which is reflected as a current liability in the condensed consolidated balance sheet as of December 31, 2013. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Black-Scholes or Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities. During the six months ended June 30, 2014, all remaining warrants qualifying for derivative liability treatment were exercised by their holders.

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

 A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2013	$57
Total unrealized gains	—
Included in earnings	—
Settlements	(57)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at June 30, 2014	$—

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

NOTE 9.  RELATED PARTY TRANSACTIONS

Related-Party Convertible Notes

 As more fully described in Note 5, above, to these consolidated financial statements, on November 14, 2008, the Company entered into a series of Related-Party Convertible Notes, aggregating $110,000, with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman, and Charles AuBuchon. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.

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

In June, 2014 the holders of the remaining Related-Party Convertible Notes converted the remaining principal balance of $55,000 into 100,000 shares of common stock of the Company. The holders also elected to convert approximately $30,000 in accrued interest into 54,607 shares of the Company’s common stock.

 Lines of Credit

    In March 2013 and April 2014, the Company entered into the Lines of Credit with two members of our Board of Directors, providing for maximum available borrowings of up to $3.5 million. As additional consideration for extending the Lines of Credit, the Company issued to the directors warrants to purchase an aggregate of 1,230,410 shares of our common stock. See Note 5, "Lines of Credit", above for a complete description of the Lines of Credit and related transactions.

NOTE 10.  CONTINGENT LIABILITIES

 During the six months ended June 30, 2014 and 2013, the Company wrote off certain accounts payable and accrued expenses totaling approximately $216,000 and $104,000, respectively, which is included in “Other income” in the accompanying condensed consolidated statements of operations. Such accounts payable and accrued expenses represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

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

 Litigation

    On August 21, 2012, a complaint for patent infringement was filed against the Company in the United States District Court for the Eastern District of Texas, entitled Blue Spike, LLC v. ImageWare Systems, Inc., Case No. 12-cv-688-LED.  The case is one of approximately 80-plus lawsuits filed by Blue Spike, LLC.  All cases have been consolidated for all pretrial purposes, other than venue, with the first-filed, lead action entitled Blue Spike, LLC v. Texas Instruments, Inc., Case No. 12-cv-499-LED, filed on August 9, 2012.  The four patents-in-suit relate to digital signal abstracting technology.  On March 14, 2014, the Court granted the Company’s motion to sever and transfer its case to the United States District Court for the Southern District of California.  Accordingly, Blue Spike’s case against the Company has been severed from the consolidated action and transferred to the Southern District of California.  The Court also denied without prejudice the Company’s motion to dismiss claims for indirect and willful infringement, without prejudice to re-filing the motion in the Southern District of California. The Company contends that the asserted patents are invalid, unenforceable and/or not infringed and intends to defend against the action vigorously.

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

 Leases

In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. In August 2013, we entered into an amendment effective November 2013, whereby the Company consolidated its existing leases. The Company leased an additional 4,793 square feet of space in the same location while simultaneously vacating 2,560 square feet of space resulting in total rented square feet of 9,927. The lease term commenced on November 1, 2013 and ends on October 31, 2017.  Future minimum rent payments under the amended lease will be approximately $105,000 in 2014 (6 months), $216,000 in 2015, $222,000 in 2016 and $190,000 in 2017.

            In July 2014, we amended our Portland, Oregon office lease by increasing our leased square footage by 1,499 square feet  resulting in 8,045 total leased square footage and extended our lease for 36 months to October 31, 2018.  Future minimum rent payments will be approximately $73,000 in 2014 (6 months), $148,000 in 2015, $152,000 in 2016, $157,000 in 2017 and $134,000 in 2018.

            In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

           At June 30, 2014, future minimum lease payments are as follows:

($ in thousands)
2014 (6 months)	$214
2015	$443
2016	$423
2017	$386
2018 and thereafter	$167
$1,633

 Rental expense incurred under operating leases for the six months ended June 30, 2014 and 2013, was approximately $209,000 and $227,000, respectively.

NOTE 11.  SUBSEQUENT EVENTS

In July 2014, holders of 779,420 warrants cashless exercised such warrants resulting in the issuance of 606,960 shares of the Company’s common stock.

On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million, which amendment was approved on  July 21, 2014, when the Company received approvals from over 50% of the Company’s stockholders.

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

Overview

The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity, including the Company’s “flagship” product – the patented IWS Biometric Engine®. Our products are used to manage and issue secure credentials including national IDs, passports, driver’s licenses and access control credentials. Our products also provide law enforcement with integrated mug shot, LiveScan fingerprint and investigative capabilities. We also provide comprehensive authentication security software using biometrics to secure physical and logistical access to facilities, computer networks and Internet sites.  Biometric technology is now an integral part of all markets we address, and all of our products are integrated into the IWS Biometric Engine.

Recent Developments

New Contracts

On June 27, 2014, the Company announced that it was selected to implement a multi-modal biometric driver license system for the State of Baja California, Mexico.  The contract was awarded by the Funciones Ocupacionales Insha, S.A. de C.V., the prime contractor on the project.  The contract is valued at more than $1.0 million and its software will help generate more than one million driver licenses over the next three years. The Company anticipates that it will receive one-time license fees for its software upon delivery and ongoing payments for its professional services and maintenance as delivered.  The Company will help to deploy the system at governmental offices in the largest cities in the state, including Tijuana, Mexicali, Tecate and Rosarito, as well as implement mobile stations through the state. The project will begin in the third quarter of 2014.

Amendments to Lines of Credit

     In March 2013, the Company entered into the Line of Credit with available borrowings of up to $2,500,000, and in March 2014, the Line of Credit was amended to increase available borrowings to an aggregate total of $3,500,000. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share.

As consideration for the initial Line of Credit, the Company issued to the Holder the Line of Credit Warrant, exercisable for 1,052,632 shares of the Company’s common stock. The Line of Credit Warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share. As consideration for entering into the Amendment, the Company issued to the Holder the Amendment Warrant, exercisable for 177,778 shares of the Company’s common stock. The Amendment Warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

In April 2014, the Company and Holder entered into the Second Amendment to the Line of Credit to decrease the available borrowings to $3.0 million. Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with the Second Holder, which amount is convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate Lines of Credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the 177,778 Amendment Warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

Advances under the credit facilities are made at the Company’s request. The Lines of Credit will terminate, and no further advances will be made, upon the earlier of March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of the Lines of Credit shall be due and payable upon demand.

 As of June 30, 2014, no advances were made under the Lines of Credit.

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

 Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2014 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

 This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013.

 Product Revenue

	Three Months Ended June 30,
Net Product Revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$238	$265	$(27)	(10)%
Percentage of total net product revenue	85%	73%
Hardware and consumables	$28	$48	$(20)	(42)%
Percentage of total net product revenue	10%	13%
Services	$15	$51	$(36)	(71)%
Percentage of total net product revenue	5%	14%
Total net product revenue	$281	$364	$(83)	(23)%

 Software and royalty revenue decreased 10% or approximately $27,000 during the three months ended June 30, 2014 as compared to the corresponding period in 2013. This decrease is due to lower law enforcement project revenues of approximately $94,000 offset by higher royalty revenues of approximately $67,000 for the three months ended June 30, 2014 as compared to the corresponding period of 2013.

 Revenue from the sale of hardware and consumables decreased 42% or approximately $20,000 during the three months ended June 30, 2014 as compared to the corresponding period in 2013. The decrease resulted from lower revenues from project solutions containing hardware and consumable components.

 Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $36,000 during the three months ended June 30, 2014 as compared to the corresponding period in 2013 due to lower service revenue components in law enforcement and identification project solutions.

 We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see a significant increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended June 30, 2014, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the next six months, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Three Months Ended June 30,
Maintenance Revenue	2014	2013	$ Change	% Change
(dollars in thousands)
Maintenance revenue	$656	$660	$(4)	(1)%

 Maintenance revenue was $656,000 for the three months ended June 30, 2014 as compared to $660,000 for the corresponding period in 2013.  Identity management maintenance revenue generated from identification software solutions were $243,000 for the three months ended June 30, 2014 as compared to $222,000 during the comparable period in 2013.  The increase of $21,000 results from the expansion of our installed base.  Law enforcement maintenance revenues were $413,000 for the three months ended June 30, 2014 as compared to $438,000 during the comparable period in 2013. The decrease of $25,000 results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Three Months Ended June 30,
Cost of Product Revenue:	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$16	$31	$(15)	(48)%
Percentage of software and royalty product revenue	7%	12%
Hardware and consumables	$22	$37	$(15)	(41)%
Percentage of hardware and consumables product revenue	79%	77%
Services	$10	$46	$(36)	(78)%
Percentage of services product revenue	67%	90%
Total product cost of revenue	$48	$114	$(66)	(58)%
Percentage of total product revenue	17%	31%

    The cost of software and royalty product revenue decreased 48% or approximately $15,000 for the three months ended June 30, 2014 as compared to the corresponding period of 2013. The decrease in software and royalty cost of product revenue is due primarily to lower software revenues of approximately $27,000 during the three months ended June 30, 2014 as compared to the corresponding period in 2013. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The decrease in the cost of product revenue for our hardware and consumable sales of 41% or approximately $15,000 for the three months ended June 30, 2014 as compared to the corresponding period in 2013 reflects the decrease in hardware and consumable revenue for the three months ended June 30, 2014 as compared to the corresponding period in 2013.

 The cost of services revenue decreased approximately $36,000 during the three months ended June 30, 2014 as compared to the corresponding period in 2013.  This decrease reflects lower services revenue related to project-oriented work during the three months ended June 30, 2014.

 Cost of Maintenance Revenue

	Three Months Ended June 30,
Maintenance cost of revenue	2014	2013	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$184	$182	$2	1%
Percentage of total maintenance revenue	28%	28%

 Cost of maintenance revenue increased 1% or approximately $2,000 during the three months ended June 30, 2014 as compared to the corresponding period in 2013 as overall maintenance revenue levels varied by only $4,000 for the three months ended June 30, 2014 as compared to the comparable period of 2013.

 Product Gross Profit

	Three Months Ended June 30,
Product gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$222	$234	$(12)	(5)%
Percentage of software and royalty product revenue	93%	88%
Hardware and consumables	$6	$11	$(5)	(45)%
Percentage of hardware and consumables product revenue	21%	23%
Services	$5	$5	$-	-%
Percentage of services product revenue	33%	10%
Total product gross profit	$233	$250	$(17)	(7)%
Percentage of total product revenue	83%	69%

 Software and royalty gross profit decreased 5% or approximately $12,000 for the three months ended June 30, 2014 from the corresponding period in 2013 due primarily to lower software and royalty product revenue of approximately $27,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 Hardware and consumables gross profit decreased approximately $5,000 for the three month period ended June 30, 2014 as compared to the corresponding period in 2013.  This decrease was primarily due to lower hardware and consumables revenue of approximately $20,000 in the three month period ended June 30, 2014 as compared to the corresponding period in the 2013 year.

 Maintenance Gross Profit

	Three Months Ended June 30,
Maintenance gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$472	$478	$(6)	(1)%
Percentage of total maintenance revenue	72%	72%

 Gross profit related to maintenance revenue decreased 1% or approximately $6,000 for the three months ended June 30, 2014 as compared to the same period ended June 30, 2013. That decrease is due to lower maintenance revenue of approximately $4,000 combined with higher maintenance cost of revenues of approximately $2,000.

 Operating Expense

	Three Months Ended June 30,
Operating expenses	2014	2013	$ Change	% Change
(dollars in thousands)

General and administrative	$873	$775	$98	13%
Percentage of total net revenue	93%	76%
Sales and marketing	$596	$510	$86	17%
Percentage of total net revenue	64%	50%
Research and development	$1,152	$995	$157	16%
Percentage of total net revenue	123%	97%
Depreciation and amortization	$46	$26	$20	77%
Percentage of total net revenue	5%	3%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of $98,000 is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $58,000 due primarily to increases in professional services and investor relation fees of approximately $28,000 and increases in legal fees of approximately $44,000, offset by decreases in various consulting and contract services of approximately $14,000.

●	Increase in personnel related expense of approximately $12,000.

●	Increase in stock-based compensation expense of approximately $2,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $26,000.

 We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $86,000 during the three months ended June 30, 2014 as compared to the corresponding period in 2013 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $61,000 due primarily to headcount increases.
●	Decrease in professional services of approximately $18,000.
●	Increase in contract services, travel and trade show expenses and office related expenses of approximately $42,000.
●	Increase in stock-based compensation expense of approximately $1,000.

 Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $157,000 for the three months ended June 30, 2014 as compared to the corresponding period in 2013 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $122,000 due to headcount increases.

●	Increase in contractor fees and contract services of approximately $20,000.

●	Increase in stock-based compensation of approximately $1,000.

●	Increase in office related expenses of approximately $14,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended June 30, 2014, depreciation and amortization expense increased approximately $20,000 as compared to the corresponding period in 2013. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value. The increase of approximately $20,000 reflects the replacement of fully depreciated equipment.

 Interest Expense

 For the three months ended June 30, 2014, we recognized interest expense of approximately $105,000. For the three months ended June 30, 2013, we recognized interest expense of approximately $73,000.  Interest expense for the three months ended June 30, 2014 is comprised of approximately $104,000 of amortization expense of deferred financing fees related to our unsecured line of credit and approximately $1,000 related to coupon interest on our 7% related party convertible notes.

Change in Fair Value of Derivative Liabilities

 For the three months ended June 30, 2014, we recognized non-cash expense of $0 compared to approximately $3,973,000 for the corresponding period of 2013.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. During the three months ended March 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised.

 Other Income

 For the three months ended June 30, 2014, we recognized other income of approximately $5,000.  For the three months ended June 30, 2013, we recognized other income of approximately $4,000.  Other income for the three months ended June 30, 2014 is comprised of approximately $5,000 from the write-off of certain accrued expenses due to the expiration of the legal statute of limitation on such accrued expenses.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013.

 Product Revenue

	Six Months Ended June 30,
Net Product Revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$580	$449	$131	29%
Percentage of total net product revenue	81%	79%
Hardware and consumables	$78	$68	$10	15%
Percentage of total net product revenue	11%	12%
Services	$57	$54	$3	6%
Percentage of total net product revenue	8%	9%
Total net product revenue	$715	$571	$144	25%

 Software and royalty revenue increased 29% or approximately $131,000 during the six months ended June 30, 2014 as compared to the corresponding period in 2013. This increase is due to higher sales of identification software licenses of approximately $152,000, higher sales of boxed identity management software through our distribution channel of approximately $17,000 and higher identification software royalties and license revenue of approximately $55,000 offset by lower law enforcement project related revenues of $93,000.

 Revenue from the sale of hardware and consumables increased 15% or approximately $10,000 during the six months ended June 30, 2014 as compared to the corresponding period in 2013. The increase resulted from higher revenues from project solutions containing hardware and consumable components.

 Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased 6% or approximately $3,000 during the six months ended June 30, 2014 as compared to the corresponding period in 2013 due primarily to the completion of the service element in certain identity management project solutions.

 We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended June 30, 2014, we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the second half of 2014, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Six Months Ended June 30,
Maintenance Revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$1,285	$1,309	$(24)	2%

 Maintenance revenue was $1,285,000 for the six months ended June 30, 2014 as compared to $1,309,000 for the corresponding period in 2013.  Identity management maintenance revenue were $485,000 for the six months ended June 30, 2014 as compared to $444,000 during the comparable period in 2013.  The increase of $41,000 results from the expansion of our installed base. Law enforcement maintenance revenues were $800,000 for the six months ended June 30, 2014 as compared to $865,000 during the comparable period in 2013. The decrease of $65,000 results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Six Months Ended June 30,
Cost of Product Revenue:	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$37	$56	$(19)	(34)%
Percentage of software and royalty product revenue	6%	12%
Hardware and consumables	$56	$55	$1	2%
Percentage of hardware and consumables product revenue	72%	81%
Services	$25	$47	$(22)	(47)%
Percentage of services product revenue	44%	87%
Total product cost of revenue	$118	$158	$(40)	(25)%
Percentage of total product revenue	17%	28%

 The cost of software and royalty product revenue decreased 34% or approximately $19,000 for the six months ended June 30, 2014 as compared to the corresponding period of 2013. This decrease in software and royalty cost of product revenue of approximately $19,000 is due to higher sales of software licenses and royalties not containing third party software license content resulting in an uncharacteristically low cost of software and royalty product revenue. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The cost of services revenue decreased 47% or approximately $22,000 during the six months ended June 30, 2014 as compared to the corresponding period in 2013.  These decreases reflect the 2013 period containing uncharacteristically high service costs incurred due to higher level engineering resources required for project completion that the comparable period in 2014.

 Cost of Maintenance Revenue

	Six Months Ended June 30,
Maintenance cost of revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$365	$376	$(11)	(3)%
Percentage of total maintenance revenue	28%	29%

 Cost of maintenance revenue decreased approximately $11,000 during the six months ended June 30, 2014 as compared to the corresponding period in 2013 due primarily to lower maintenance revenues of approximately $24,000 for the six month period ended June 30, 2014 as compared to the comparable period in 2013.

 Product Gross Profit

	Six Months Ended June 30,
Product gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$543	$393	$150	38%
Percentage of software and royalty product revenue	94%	88%
Hardware and consumables	$22	$13	$9	69%
Percentage of hardware and consumables product revenue	28%	19%
Services	$32	$7	$25	357%
Percentage of services product revenue	56%	13%
Total product gross profit	$597	$413	$184	45%
Percentage of total product revenue	83%	72%

 Software and royalty gross profit increased 38% or approximately $150,000 for the six months ended June 30, 2014 from the corresponding period in 2013 due primarily to higher software and royalty product revenues of approximately $131,000 combined with lower cost of software and royalty product revenues of approximately $19,000. The reduction in the cost of software and royalty product revenue of approximately $19,000 despite higher software and royalty revenue of approximately $131,000 is reflective of the 2014 period containing significant sales of software licenses with no third-party software content resulting in an uncharacteristically high software and royalty gross profit. Costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

 Hardware and consumables gross profit increased 69% or approximately $9,000 for the six month period ended June 30, 2014 as compared to the corresponding period in 2013.  This increase was primarily due to the higher sales of hardware and consumables during the six months ended June 30, 2014 as compared to the comparable period in 2013.

 Services gross profit increased approximately $25,000 for the six months ended June 30, 2014 as compared to the corresponding period in 2013 due primarily to the 2013 period containing higher professional service costs due to the required utilization of more costly engineering resources than in the 2014 period.

 Maintenance Gross Profit

	Six Months Ended June 30,
Maintenance gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$920	$933	$(13)	(1)%
Percentage of total maintenance revenue	72%	71%

 Gross profit related to maintenance revenue decreased approximately $13,000 for the six months ended June 30, 2014, as compared to the same period ended June 30, 2013. That decrease is due to lower maintenance revenues of approximately $24,000 offset with by lower maintenance costs of approximately $11,000.

 Operating Expense

	Six Months Ended June 30,
Operating expenses	2014	2013	$ Change	% Change
(dollars in thousands)

General and administrative	$1,890	$1,667	$223	13%
Percentage of total net revenue	95%	89%
Sales and marketing	$1,214	$985	$229	23%
Percentage of total net revenue	61%	52%
Research and development	$2,181	$1,914	$267	14%
Percentage of total net revenue	109%	102%
Depreciation and amortization	$88	$55	$33	60%
Percentage of total net revenue	4%	3%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $223,000 is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $106,000 due primarily to increases in audit related fees of approximately $31,000, increases in various consulting and contract services of approximately $6,000, increases in legal fees of approximately $62,000 and increases in Board of Director fees of approximately $7,000,

●	Increase in personnel related expense of approximately $46,000 due to headcount increases and higher fringe benefit costs.

●	Increase in stock-based compensation expense of approximately $20,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $51,000.

 We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $229,000 during the six months ended June 30, 2014 as compared to the corresponding period in 2013 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $112,000 due primarily to headcount increases.
●	Increase in stock-based compensation expense of approximately $8,000.
●	Decrease in professional services of approximately $7,000.
●	Increase in contract services, travel and trade show expenses and office related expenses of approximately $108,000.
●	Increase in our Mexico sales offices expenses of approximately $8,000.

 Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $267,000 for the six months ended June 30, 2014 as compared to the corresponding period in 2013 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $243,000 due to headcount increases.

●	Increase in rent, office related costs, contract services and travel and trade show expenses of approximately $16,000.

●	Increase in stock-based compensation of approximately $8,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the six months ended June 30, 2014, depreciation and amortization expense increased approximately $33,000 as compared to the corresponding period in 2013. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, net

 For the six months ended June 30, 2014, we recognized interest income of approximately $1,000 and interest expense of approximately $185,000. For the six months ended June 30, 2013, we recognized interest income of $0 and interest expense of $75,000.  Interest expense for the six months ended June 30, 2014 is comprised of approximately $182,000 of amortization expense of deferred financing fees related to our unsecured line of credit and approximately $3,000 is related to coupon interest on our 7% related party convertible notes.

 Change in Fair Value of Derivative Liabilities

 For the six months ended June 30, 2014, we recognized non-cash expense of $0 compared to approximately $5,148,000 for the corresponding period of 2013.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies. During the three months ended March 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of $20,000 resulting in the issuance of 40,000 shares of the Company’s common stock with an aggregate fair value of approximately $57,000.

 Other Income

 For the six months ended June 30, 2014, we recognized other income of approximately $289,000.  For the six months ended June 30, 2013, we recognized other income of approximately $108,000.  Other income for the six months ended June 30, 2014 is comprised of approximately $217,000 from the write-off of certain accounts payable and accrued expenses due to the expiration of the legal statute of limitations on such payables and accrued liabilities, approximately $35,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company and approximately $37,000 from the return of an advertising deposit previously written off due to uncertainties regarding its return. Other income for the six months ended June 30, 2013 is comprised of approximately $104,000 from the write-off of certain accounts payable due to the expiration of the legal statute of limitations on such payables and $4,000 in miscellaneous other income.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $1,415,000 and accounts receivable, net of $400,000.  As of June 30, 2014, we had positive working capital of $287,000, which included $1,304,000 of deferred revenue.  Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of our Software as a Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit to a lesser extent and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

               For the six months ended June 30, 2014, the Company issued 4,642,632 shares of its common stock and received net proceeds of approximately $2,798,000 from the exercise of warrants for cash.

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

Management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing if we are able to increase our product revenues in accordance with our plan. If we are unable to increase our product revenues, we will require additional debt or equity financing to continue our operations at the current level, and no assurances can be given that such financing will be available or available on terms acceptable to the Company.

 Operating Activities

 We used net cash of $3,690,000 in operating activities for the six months ended June 30, 2014 as compared to net cash used of $3,616,000 during the comparable period in 2013. During the six months ended June 30, 2014, net cash used in operating activities consisted of net loss of $3,763,000 and an increase in working capital and other assets and liabilities of $114,000. Those amounts were offset by $479,000, net of non-cash costs including $425,000 in stock based compensation, $182,000 in debt issuance cost amortization and $88,000 in depreciation and amortization offset by $216,000 of non-cash income primarily from the write-off of certain accounts payable and accrued expenses due to the expiration of the statute of limitations. During the six months ended June 30, 2014, we used cash of $260,000 to fund increases in current assets and generated cash of $146,000 through increases in current liabilities and deferred revenues, excluding debt.

We used net cash of $3,616,000 in operating activities for the six months ended June 30, 2013. During the six months ended June 30, 2013, net cash used in operating activities consisted of net loss of $8,392,000 and an increase in working capital and other assets and liabilities of $665,000. Those amounts were offset by $5,441,000, net of non-cash costs including a $5,148,000 unrealized loss related to the change in value of our derivative liabilities, $270,000 in stock based compensation, $72,000 in debt issuance cost amortization and $55,000 in depreciation and amortization offset by $104,000 of non-cash income primarily from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the six months ended June 30, 2013, we used cash of $316,000 to fund increases in current assets and used cash of $349,000 through decreases in current liabilities and deferred revenues, excluding debt.

 Investing Activities

 Net cash used in investing activities was $70,000 for the six months ended June 30, 2014, compared to $74,000 used in the six months ended June 30, 2013. For the six months ended June 30, 2014, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $70,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the six months ended June 30, 2013, we used $74,000 to fund capital expenditures of computer equipment, software and furniture and fixtures.

 Financing Activities

 We generated cash of $2,828,000 from financing activities for the six months ended June 30, 2014, as compared to the $506,000 generated during the same period in 2013. We generated cash of $2,798,000 from the exercise of 4,642,632 common stock warrants and $55,000 from the exercise of 83,745 common stock options. During the six months ended June 30, 2013, we generated cash of $528,000 from the exercise of 606,539 common stock warrants and $3,000 from the exercise of 20,000 common stock options.

 Debt

 At June 30, 2014, we had approximately $0 in outstanding debt, exclusive of any debt discounts, and $0 in related accrued interest.

7% Convertible Promissory Notes to Related Parties

 On November 14, 2008, the Company entered into Related-Party Convertible Notes in the principal aggregate amount of $110,000, with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were due February 14, 2009. The principal amount of the Related-Party Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into common stock of the Company. The number of shares into which the Related-Party Convertible Notes are convertible shall be calculated by dividing the outstanding principal and accrued but unpaid interest by $0.50 (the “Conversion Price”).

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

In June 2014 the holders of the remaining Related-Party Convertible Notes converted the remaining principal balance of $55,000 into 100,000 shares of common stock of the Company. The holders also elected to convert approximately $30,000 in accrued interest into 54,607 shares of the Company’s common stock.

Lines of Credit

    In March 2013, the Company entered into the Line of Credit with available borrowings of up to $2,500,000, and in March 2014, the Line of Credit was amended to increase available borrowings to an aggregate total of $3,500,000. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's common stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's common stock for $2.25 per share.

As consideration for the initial Line of Credit, the Company issued to the Holder the Line of Credit Warrant, exercisable for 1,052,632 shares of the Company’s common stock. The Line of Credit Warrant has a term of two years from the date of issuance and an exercise price of $0.95 per share. As consideration for entering into the Amendment, the Company issued to the Holder the Amendment Warrant, exercisable for 177,778 shares of the Company’s common stock. The Amendment Warrant expires on March 27, 2015 and has an exercise price of $2.25 per share.

In April 2014, the Company and Holder entered into the Second Amendment to the Line of Credit to decrease the available borrowings to $3.0 million. Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with the Second Holder, which amount is convertible into shares of the Company’s common stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate Lines of Credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the 177,778 Amendment Warrants issued by the Company to the Holder to purchase shares of the Company’s common stock, originally granted to the Holder upon execution of the Amendment.

Borrowings under the Lines of Credit accrue interest at a rate of 8% per annum and are due in March 2015. Advances under the credit facilities are made at the Company’s request. The Lines of Credit will terminate, and no further advances will be made, upon the earlier of March 2015 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. In the event of such financing, the outstanding balance under the terms of the Lines of Credit shall be due and payable upon demand.

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

               As of June 30, 2014, no advances were made under the Lines of Credit.

               Contractual Obligations

   Total contractual obligations and commercial commitments as of June 30, 2014 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
7% related party promissory notes	$—	$—	$—	$—	$—
Operating lease obligations	1,633	214	1,252	167	—
Total	$1,633	$214	$1,252	$167	$—

    Real Property Leases

In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. In August 2013, we entered into an amendment effective November 2013, whereby the Company consolidated its existing leases. The Company leased an additional 4,793 square feet of space in the same location while simultaneously vacating 2,560 square feet of space resulting in total rented square feet of 9,927. The lease term commenced on November 1, 2013 and ends on October 31, 2017.  Future minimum rent payments under the amended lease will be approximately $105,000 in 2014 (6 months), $216,000 in 2015, $222,000 in 2016 and $190,000 in 2017.

               In July 2014, we amended our Portland, Oregon office lease by increasing our leased square footage by 1,499 square feet  resulting in 8,045 total leased square footage and extended our lease for 36 months to October 31, 2018.  Future minimum rent payments will be approximately $73,000 in 2014 (6 months), $148,000 in 2015, $152,000 in 2016, $157,000 in 2017 and $134,000 in 2018.

               In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

 Stock-based Compensation

 Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$3	$3	$6	$5
General and administrative	140	78	285	145
Sales and marketing	34	33	70	62
Research and development	31	30	64	57

Total	$208	$144	$425	$269

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

    On August 21, 2012, a complaint for patent infringement was filed against the Company in the United States District Court for the Eastern District of Texas, entitled Blue Spike, LLC v. ImageWare Systems, Inc., Case No. 12-cv-688-LED.  The case is one of approximately 80-plus lawsuits filed by Blue Spike, LLC.  All cases have been consolidated for all pretrial purposes, other than venue, with the first-filed, lead action entitled Blue Spike, LLC v. Texas Instruments, Inc., Case No. 12-cv-499-LED, filed on August 9, 2012.  The four patents-in-suit are related to digital signal abstracting technology.  On March 14, 2014, the Court granted the Company’s motion to sever and transfer its case to the United States District Court for the Southern District of California.  Accordingly, Blue Spike’s case against the Company has been severed from the consolidated action and transferred to the Southern District of California.  The Court also denied without prejudice the Company’s motion to dismiss claims for indirect and willful infringement, without prejudice to re-filing the motion in the Southern District of California. The Company contends that the asserted patents are invalid, unenforceable and/or not infringed and intends to defend against the action vigorously.

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

ITEM 1A.  RISK FACTORS

 Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, filed on March 17, 2014.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2014, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 11, 2014	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: August 11, 2014	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)