Form 10-Q
period 2014-09-30
IMAGEWARE SYSTEMS INC
filed 2014-11-17
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock, with $0.01 par value, outstanding on November 7, 2014 was 93,402,908.

IMAGEWARE SYSTEMS, INC.

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$488	$2,363
Accounts receivable, net of allowance for doubtful accounts of $3 at September 30, 2014 and December 31, 2013	261	302
Inventory, net	780	505
Other current assets	318	148
Total Current Assets	1,847	3,318

Property and equipment, net	232	245
Other assets	31	395
Intangible assets, net of accumulated amortization	151	172
Goodwill	3,416	3,416
Total Assets	$5,677	$7,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$470	$486
Deferred revenue	1,995	1,662
Accrued expenses	1,013	924
Derivative liabilities	—	57
Notes payable to related parties	—	55
Total Current Liabilities	3,478	3,184

Pension obligation	1,040	1,031
Total Liabilities	4,518	4,215

Shareholders’ Equity:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation preference $620 and $607 at September 30, 2014 and December 31, 2013, respectively.	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized; 93,309,612 and 87,555,317 shares issued at September 30, 2014 and December 31, 2013, respectively, and 93,302,908 and 87,548,613 shares outstanding at September 30, 2014 and December 31, 2013, respectively.	932	874
Additional paid-in capital	135,408	131,652
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(799)	(830)
Accumulated deficit	(134,320)	(128,303)
Total Shareholders’ Equity	1,159	3,331

Total Liabilities and Shareholders’ Equity	$5,677	$7,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product	$362	$1,842	$1,077	$2,413
Maintenance	557	654	1,842	1,962
	919	2,496	2,919	4,375
Cost of revenues:
Product	77	90	195	249
Maintenance	171	209	536	585
Gross profit	671	2,197	2,188	3,541

Operating expenses:
General and administrative	971	888	2,861	2,560
Sales and marketing	567	512	1,781	1,497
Research and development	1,210	946	3,391	2,861
Depreciation and amortization	45	29	134	77
	2,793	2,375	8,167	6,995

Loss from operations	(2,122)	(178)	(5,979)	(3,454)

Interest expense, net	104	73	288	148
Change in fair value of derivative liabilities	—	(470)	—	4,679
Other income, net	(1)	(123)	(289)	(231)
Income (loss) before income taxes	(2,225)	342	(5,978)	(8,050)
Income tax expense	3	3	15	5
Net income (loss)	(2,228)	339	(5,993)	(8,055)
Preferred dividends	(13)	(13)	(38)	(38)
Net income (loss) available to common shareholders	$(2,241)	$326	$(6,031)	$(8,093)

Basic income (loss) per common share - see Note 3:
Net income (loss) per share	$(0.02)	$0.00	$(0.07)	$(0.10)
Preferred dividends	(0.00)	(0.00)	(0.00)	(0.00)
Basic income (loss) per share available to common shareholders	$(0.02)	$0.00	$(0.07)	$(0.10)
Basic weighted-average shares	93,162,548	83,750,636	91,260,530	79,751,523
Diluted income (loss) per common share - see Note 3:
Diluted income (loss) per share	$(0.02)	$0.00	$(0.07)	$(0.10)
Diluted weighted-average shares	93,162,548	93,352,192	91,260,530	79,751,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,228)	$339	$(5,993)	$(8,055)
Other comprehensive income (loss):
Foreign currency translation adjustment	48	(39)	32	(46)
Comprehensive income (loss)	$(2,180)	$300	$(5,961)	$(8,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(5,993)	$(8,055)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	134	86
Amortization of debt issuance costs	286	145
Reduction in accounts payable and accrued expenses from the expiration of statute of limitations	(216)	(228)
Change in fair value of derivative liabilities	—	4,679
Warrants issued in lieu of cash paid for services	53	108
Stock-based compensation	634	411
Change in assets and liabilities
Accounts receivable	41	15
Inventory	(275)	(226)
Other assets	36	41
Accounts payable	190	(212)
Deferred revenue	333	549
Accrued expenses	128	41
Pension obligation	10	41
Total adjustments	1,354	5,450
Net cash used in operating activities	(4,639)	(2,605)

Cash flows from investing activities
Purchase of property and equipment	(100)	(103)
Net cash used in investing activities	(100)	(103)

Cash flows from financing activities
Proceeds from exercised stock options	59	8
Proceeds from exercised warrants to purchase stock	2,798	2,014
Dividends paid	(25)	(25)
Net cash provided by financing activities	2,832	1,997

Effect of exchange rate changes on cash	32	(46)
Net decrease in cash and cash equivalents	(1,875)	(757)

Cash and cash equivalents at beginning of period	2,363	4,225

Cash and cash equivalents at end of period	$488	$3,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$—
Cash paid for income taxes	$1	$1
Summary of non-cash investing and financing activities:
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$57	$6,276
Issuance of common stock warrants securing line of credit borrowing facility	$127	$580
Issuance of common stock pursuant to cashless warrant exercises	$9	$43
Issuance of common stock pursuant to conversion of Related-Party notes payable and accrued interest	$85	$—
Issuance of common stock pursuant to achievement of vesting conditions	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

 ImageWare Systems, Inc. (the “Company”) is incorporated in the state of Delaware. The Company is a pioneer and leader in the market for biometrically enabled software-based identity management solutions. The Company develops mobile and cloud-based identity management solutions providing biometric, secure credential and law enforcement technologies. Our patented biometric product line includes our flagship product, the Biometric Engine®, a hardware and algorithm independent multi-biometric engine that enables the enrollment and management of unlimited population sizes.  Our identification products are used to create, issue and manage secure credentials, including national IDs, passports, driver's licenses, smart cards and access control credentials. Our digital booking products provide law enforcement with integrated mug shots, fingerprint live scans, and investigative capabilities.  The Company is headquartered in San Diego, CA, with offices in Portland, OR, Washington, D.C., Mexico, and Ottawa, Ontario.

Recent Developments

Amendment to 1999 Stock Option Plan

On July 1, 2014, the Company solicited written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million, which amendment was approved on July 21, 2014, when the Company received approvals from over 50% of the Company’s stockholders.

Settlement of Blue Spike Matter

    On August 21, 2012, a complaint for patent infringement was filed by Blue Spike, LLC (“Blue Spike”) against the Company in the United States District Court for the Eastern District of Texas, entitled Blue Spike, LLC v. ImageWare Systems, Inc., Case No. 12-cv-688-LED. The four patents-in-suit were related to digital signal abstracting technology (the “Patents”). On October 20, 2014, the Company and Blue Spike entered into a Settlement and License Agreement (the “Settlement Agreement), wherein Blue Spike agreed to release the Company from all present and/or future claims in exchange for the Company’s purchase of a license to the Patents for a one-time $40,000 royalty payment. In connection with the Settlement Agreement and Blue Spike’s release of all claims against the Company, on October 23, 2014, the Court dismissed all claims against the Company with prejudice.

Liquidity, Capital Resources and Going Concern Uncertainty

            These unaudited condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

    Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service ("SaaS") capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit as a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

    At September 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $488,000 and accounts receivable, net of $261,000.  As of September 30, 2014, we had negative working capital of $1,631,000, which included $1,995,000 of deferred revenue. We have a history of recurring losses, and as of September 30, 2014, we have incurred a cumulative net loss of approximately $134,320,000. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

            In October and November of 2014, we borrowed an aggregate of $1,000,000 under one of the existing Lines of Credit, as defined in Note 5, “Notes Payable and Lines of Credit” below, for working capital purposes. We currently have remaining available borrowing capacity under the Lines of Credit aggregating $2,500,000. The Lines of Credit expire on March 27, 2015, and all amounts due and payable thereunder are required to be repaid at that time, unless the maturity date is extended or the outstanding balance is converted into shares of common stock at the option of the holder.

    We do not anticipate that we can generate sufficient cash from operations to repay the amount due under the Lines of Credit before expiration on March 27, 2015.  We will therefore need to either extend the maturity date of the Lines of Credit, or raise substantial additional capital through debt or equity financing to continue to execute our business plan. No assurances can be given that any such financing will be available on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the inability to extend the maturity date of the Lines of Credit would have an immediate and substantial adverse impact on our business, financial condition and results of operations. It also may require us to significantly modify our plan of operations to reduce spending to a sustainable level, which may include delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities.

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

 Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014, or any other future periods.

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

Customer Concentration

For the three months ended September 30, 2014, two customers accounted for approximately 38% or $346,000 of our total revenue and had trade receivables at September 30, 2014 of $43,000. For the nine months ended September 30, 2014, two customers accounted for approximately 30% or $879,000 of our total revenue and had trade receivables at September 30, 2014 of $43,000. For the three months ended September 30, 2013, one customer accounted for approximately 69% or $1,733,000 of our total revenue and had trade receivables at September 30, 2013 of $0. For the nine months ended September 30, 2013, one customer accounted for approximately 47% or $2,037,000 of our total revenue and had no trade receivables at September 30, 2013.

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

FASB ASU No. 2014-15. In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its condensed consolidated financial statements.

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

 The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic earnings (loss) per share:
Net income (loss)	$(2,228)	$339	$(5,993)	$(8,055)
Preferred dividends	(13)	(13)	(38)	(38)

Net income (loss) available to common shareholders	(2,241)	326	$(6,031)	$(8,093)

Numerator for diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$(2,241)	$326	$(6,031)	$(8,093)
Preferred dividends	—	13	—	—
Interest expense on convertible debt	$—	$1	$—	$—

Net income (loss) for diluted earnings (loss) per share	$(2,241)	$340	$(6,031)	$(8,093)

Denominator for basic earnings (loss) per share – weighted-average shares outstanding	93,162,548	83,750,636	91,260,530	79,751,523
Effect of dilutive securities	—	9,601,556	—	—

Denominator for diluted earnings (loss) per share – weighted-average shares outstanding	93,162,548	93,352,192	91,260,530	79,751,523
Basic income (loss) per share:

Net income (loss) per share	$(0.02)	$0.00	$(0.07)	$(0.10)
Preferred dividends	(0.00)	(0.00)	(0.00)	(0.00)

Net income (loss) per share available to common shareholders	$(0.02)	$0.00	$(0.07)	$(0.10)

Diluted income (loss) per share:
Net income (loss) per share	$(0.02)	$0.00	$(0.07)	$(0.10)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

Dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Restricted stock grants	—	—	—	—
Convertible notes payable	—	—	—	—
Convertible preferred stock	46,991	45,393	46,991	46,179
Stock options	3,663,670	103,315	3,663,670	102,095
Warrants	1,057,778	—	1,057,778	135,505
Total dilutive securities	4,768,439	148,708	4,768,439	283,779

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

 Inventories of $780,000 as of September 30, 2014 were comprised of work in process of $773,000, representing direct labor costs of approximately $762,000 on in-process projects, approximately $11,000 of equipment related to in-process projects and finished goods of $7,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $505,000 as of December 31, 2013 were comprised of work in process of $499,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

Intangible Assets

 The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $19,000 and $31,000 as of September 30, 2014 and December 31, 2013, respectively, which include accumulated amortization of $328,000 and $316,000 as of September 30, 2014 and December 31, 2013, respectively.  Amortization expense for the intangible assets was $4,000 and $12,000 for the three and nine months ended September 30, 2014 and 2013, respectively.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent intangible assets were $132,000 and $141,000 as of September 30, 2014 and December 31, 2013, respectively, which include accumulated amortization of $527,000 and $518,000 as of September 30, 2014 and December 31, 2013, respectively.  Amortization expense for patent intangible assets was $3,000 and $9,000 for the three and nine months ended September 30, 2014 and 2013, respectively.  Patent intangible assets are being amortized on a straight-line basis over their weighted-average remaining life of approximately 13.5 years.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:
Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2014 (3 months)	$7
2015	27
2016	12
2017	12
2018	12
Thereafter	81
Totals	$151

Goodwill

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of September 30, 2014 and December 31, 2013.

NOTE 5.  NOTES PAYABLE AND LINES OF CREDIT

 Notes payable consist of the following:

($ in thousands)	September 30,	December 31,
	2014	2013
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $0 at September 30, 2014 and $55 at December 31, 2013. Discount on notes is $0 at September 30, 2014 and December 31, 2013. In January 2013, the Company received an extension to June 30, 2014. Notes were converted in their entirety as of June 30, 2014.	$—	$55
Total notes payable to related parties	$—	$55

Total notes payable	—	55
Less current portion	(—)	(55)
Long-term notes payable	$—	$—

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

 In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company, which were exercised in their entirety, on a cashless basis, between October and November 2013 resulting in the issuance of 111,783 shares of the Company’s common stock.

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

             As of September 30, 2014, no advances were made under the Lines of Credit. For activity under the Lines of Credit subsequent to September 30, 2014, see Note 11, “Subsequent Events” below.

NOTE 6.  EQUITY

 The Company’s Certificate of Incorporation, as amended, authorized the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) outstanding as of September 30, 2014 and December 31, 2013.  At September 30, 2014 and December 31, 2013, the Company had cumulative undeclared dividends of approximately $21,000, respectively.  There were no conversions of Series B Preferred into common stock during the nine months ended September 30, 2014 or 2013.

Common Stock

 The following table summarizes common stock activity for the nine months ended September 30, 2014:

Common Stock

Shares outstanding at December 31, 2013	87,548,613
Shares issued pursuant to options exercised for cash	88,491
Shares issued pursuant to Related-Party note payable conversion	154,607
Shares issued pursuant to cashless warrants exercised	868,565
Shares issued pursuant to warrants exercised for cash	4,642,632
Shares outstanding at September 30, 2014	93,302,908

 During the nine months ended September 30, 2014, the Company issued 88,491 shares of common stock pursuant to the exercise of 88,491 options for cash proceeds of approximately $59,000.  During the nine months ended September 30, 2014, the Company issued 4,642,632 shares of common stock pursuant to the exercise of 4,642,632 warrants for cash proceeds of approximately $2,798,000. During the nine months ended September 30, 2014, the Company issued 868,565 shares of common stock pursuant to the cashless exercise of 1,125,784 warrants.

Warrants

 The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2013	6,598,416	$0.52
Granted	277,778	$2.10
Expired / Canceled	(50,000)	$1.08
Exercised	(5,768,416)	$0.58
Balance at September 30, 2014	1,057,778	$1.15

During the nine months ended September 30, 2014, the Company issued to certain consultants warrants to purchase an aggregate of 100,000 shares of the Company’s common stock. Such warrants have an exercise prices ranging of $1.83 per share and vest only upon the attainment of specified events. No such events were obtained during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued to existing shareholders and members of our Board of Directors warrants to purchase an aggregate of 177,778 shares of the Company’s common stock. Such warrants have an exercise price of $2.25 per share and expire on March 27, 2015.

During the nine months ended September 30, 2014, there were 4,642,632 warrants exercised for cash resulting in the issuance of 4,642,632 shares of common stock and proceeds to the Company of approximately $2,798,000 and 50,000 warrants that expired. Also during the nine months ended September 30, 2014, there were 1,125,784 warrants exercised on a cashless basis resulting in the issuance of 868,565 shares of the Company’s common stock.

As of September 30, 2014, warrants to purchase 1,057,778 shares of common stock at prices ranging from $0.50 to $2.40 were outstanding. All warrants are exercisable as of September 30, 2014, and expire at various dates through December 2016, with the exception of an aggregate of 380,000 warrants, which become exercisable only upon the attainment of specified events.

During September 2014, warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.10 per share became issuable upon the attainment of certain specified performance criteria.   The Company determined the fair value of the warrants to be approximately $53,000 using the Black-Scholes option-pricing model and has recorded the fair value as a component of general and administrative expense for the three and nine months ended September 30, 2014 in the accompanying condensed consolidated statement of operations.

 Stock-Based Compensation

 As of September 30, 2014, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved.

 The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $150,000 and $456,000 for the three and nine months ended September 30, 2014, respectively. Stock-based compensation expense related to equity options was approximately $142,000 and $411,000 for the three and nine months ended September 30, 2013, respectively.

 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2014 and 2013 ranged from 78% to 135%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the nine months ended September 30, 2014 and 2013 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2014 and 2013 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s common stock in the foreseeable future.

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

 A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted- Average Exercise Price
Balance at December 31, 2013	3,783,411	$0.94
Granted	15,000	$2.31
Expired/Cancelled	(46,250)	$1.85
Exercised	(88,491)	$0.78
Balance at September 30, 2014	3,663,670	$0.95

    In December 2013, the Company issued 144,000 shares of its common stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 2014. Such shares are forfeitable should the Board members’ service be terminated.  For the three and nine months ended September 30, 2014, the Company recorded $60,000 and $179,000, respectively, as compensation expense.

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

         As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000, which is reflected as a current liability in the condensed consolidated balance sheet as of December 31, 2013. During the nine months ended September 30, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of $20,000 resulting in the issuance of 40,000 shares of the Company’s common stock with an aggregate fair value of approximately $57,000.

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

	Fair Value at September 30, 2014
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,690	$1,690	$—	$—
Totals	$1,690	$1,690	$—	$—
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

	Fair Value at December 31, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,790	$1,790	$—	$—
Totals	$1,790	$1,790	$—	$—
Liabilities:
Derivative liabilities	$57	$—	$—	$57
Totals	$57	$—	$—	$57

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

 As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s common stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000, which is reflected as a current liability in the condensed consolidated balance sheet as of December 31, 2013. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Black-Scholes or Monte-Carlo simulation methodologies in the determination of the fair value of the derivative liabilities. During the nine months ended September 30, 2014, all remaining warrants qualifying for derivative liability treatment were exercised by their holders.

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

 A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2013	$57
Total unrealized gains	—
Included in earnings	—
Settlements	(57)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at September 30, 2014	$—

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

NOTE 10.  CONTINGENT LIABILITIES

 During the nine months ended September 30, 2014 and 2013, the Company wrote off certain accounts payable and accrued expenses totaling approximately $216,000 and $104,000, respectively, which is included in “Other income” in the accompanying condensed consolidated statements of operations. Such accounts payable and accrued expenses represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

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

Under the terms of the agreement, the Chief Executive Officer will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of outstanding stock options and restricted stock awards. In the event that the Chief Executive Officer’s employment is terminated within nine months prior to or thirteen months following a change of control, the Chief Executive Officer is entitled to the severance benefits described above, except that 100% of the Chief Executive Officer’s outstanding stock options and restricted stock awards will immediately vest.

            Under the terms of the employment agreements with our Senior Vice President of Administration and Chief Financial Officer, Chief Technical Officer, and Vice President of Business Development, these executives will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to nine months of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of nine months; (iii) immediate vesting of 50% of their outstanding stock options and restricted stock awards. In the event that their employment is terminated within nine months prior to or thirteen months following a change of control (defined below), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

    Leases

In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. In August 2013, we entered into an amendment effective November 2013, whereby the Company consolidated its existing leases. The Company leased an additional 4,793 square feet of space in the same location while simultaneously vacating 2,560 square feet of space resulting in total rented square feet of 9,927. The lease term commenced on November 1, 2013 and ends on October 31, 2017.  Future minimum rent payments under the amended lease will be approximately $53,000 in 2014 (3 months), $216,000 in 2015, $222,000 in 2016 and $190,000 in 2017.

            In July 2014, we amended our Portland, Oregon office lease by increasing our leased square footage by 1,499 square feet resulting in 8,045 total leased square footage and extended our lease for 36 months to October 31, 2018.  Future minimum rent payments will be approximately $37,000 in 2014 (3 months), $176,000 in 2015, $190,000 in 2016, $196,000 in 2017 and $168,000 in 2018.

    In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

           At September 30, 2014, future minimum lease payments are as follows:

($ in thousands)
2014 (3 months)	$108
2015	$450
2016	$422
2017	$386
2018 and thereafter	$168
$1,534

 Rental expense incurred under operating leases for the nine months ended September 30, 2014 and 2013 was approximately $316,000 and $321,000, respectively.

NOTE 11.  SUBSEQUENT EVENTS

    Settlement of Blue Spike Matter

    On August 21, 2012, a complaint for patent infringement was filed by Blue Spike, LLC (“Blue Spike”) against the Company in the United States District Court for the Eastern District of Texas, entitled Blue Spike, LLC v. ImageWare Systems, Inc., Case No. 12-cv-688-LED. The four patents-in-suit were related to digital signal abstracting technology (the “Patents”). On October 20, 2014, the Company and Blue Spike entered into a Settlement and License Agreement (the “Settlement Agreement), wherein Blue Spike agreed to release the Company from all present and/or future claims in exchange for the Company’s purchase of a license to the Patents for a one-time $40,000 royalty payment. In connection with the Settlement Agreement and Blue Spike’s release of all claims against the Company, on October 23, 2014, the Court dismissed all claims against the Company with prejudice.

    Borrowings under Line of Credit

    In October and November of 2014, we borrowed an aggregate of $1,000,000 under one of the existing Lines of Credit, as defined in Note 5, “Notes Payable and Lines of Credit”, for working capital purposes. We currently have remaining available borrowing capacity under the Lines of Credit aggregating $2,500,000. The Lines of Credit expire on March 27, 2015, and all amounts due and payable thereunder are required to be repaid at that time, unless the maturity date is extended or the outstanding balance is converted into shares of common stock at the option of the holder.

    Exercise of Warrants

    In November 2014, the Company issued 100,000 shares of common stock pursuant to the exercise of 100,000 warrants resulting in proceeds to the Company of $50,000.

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

Recent Developments

Amendment to 1999 Stock Option Plan

On July 1, 2014, the Company solicited written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million, which amendment was approved on July 21, 2014, when the Company received approvals from over 50% of the Company’s stockholders.

Borrowing under Lines of Credit

In October and November of 2014, we borrowed an aggregate of $1,000,000 under one of the existing Lines of Credit, as defined in Note 5 of the notes to our condensed consolidated financial statements, titled “Notes Payable and Lines of Credit”, for working capital purposes. The Lines of Credit are set to expire on March 27, 2015, unless the maturity date is extended or, at the option of the holder, the outstanding balance is converted into shares of the our common stock

Critical Accounting Policies and Estimates

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

 Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the nine months ended September 30, 2014 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

 This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013.

 Product Revenue

	Three Months Ended September 30,
Net Product Revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$206	$1,797	$(1,591)	(89)%
Percentage of total net product revenue	57%	98%
Hardware and consumables	$29	$3	$26	867%
Percentage of total net product revenue	8%	0%
Services	$127	$42	$85	202%
Percentage of total net product revenue	35%	2%
Total net product revenue	$362	$1,842	$(1,480)	(80)%

Software and royalty revenue decreased 89% or approximately $1,591,000 during the three months ended September 30, 2014 as compared to the corresponding period in 2013. This decrease is due to lower identification software license revenue and royalties of approximately $1,542,000 and lower sales of boxed identity management software sold through our distribution channel of approximately $49,000 for the three months ended September 30, 2014 as compared to the corresponding period of 2013.  The decrease in identification software license revenue received during the quarter ended September 30, 2014 compared to the corresponding period for the last fiscal year is principally due to the positive impact of non-recurring revenue received from one customer in the 2013 period.

Revenue from the sale of hardware and consumables increased approximately $26,000 during the three months ended September 30, 2014 as compared to the corresponding period in 2013. The increase resulted from higher revenues from project solutions containing hardware and consumable components.

     Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $85,000 during the three months ended September 30, 2014 as compared to the corresponding period in 2013, due to higher service revenue components in identification project solutions.

      We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended September 30, 2014, we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the first quarter of 2015, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Three Months Ended September 30,
Maintenance Revenue	2014	2013	$ Change	% Change
(dollars in thousands)
Maintenance revenue	$557	$654	$(97)	(15)%

 Maintenance revenue was $557,000 for the three months ended September 30, 2014 as compared to $654,000 for the corresponding period in 2013.  Identity management maintenance revenue generated from identification software solutions were $243,000 for the three months ended September 30, 2014 as compared to $236,000 during the comparable period in 2013.  The increase of $7,000 results from the expansion of our installed base.  Law enforcement maintenance revenues were $314,000 for the three months ended September 30, 2014 as compared to $418,000 during the comparable period in 2013. The decrease of $104,000 results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Three Months Ended September 30,
Cost of Product Revenue:	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$13	$67	$(54)	(81)%
Percentage of software and royalty product revenue	6%	4%
Hardware and consumables	$21	$6	$15	250%
Percentage of hardware and consumables product revenue	72%	200%
Services	$43	$17	$26	153%
Percentage of services product revenue	34%	40%
Total product cost of revenue	$77	$90	$(13)	(14)%
Percentage of total product revenue	21%	5%

 The cost of software and royalty product revenue decreased 81% or approximately $54,000 for the three months ended September 30, 2014 as compared to the corresponding period of 2013. The decrease in software and royalty cost of product revenue is due primarily to lower software revenues of approximately $1,591,000 during the three months ended September 30, 2014 as compared to the corresponding period in 2013. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The increase in the cost of product revenue for our hardware and consumable sales of 250% or approximately $15,000 for the three months ended September 30, 2014 as compared to the corresponding period in 2013 reflects the increase in hardware and consumable revenue for the three months ended September 30, 2014 as compared to the corresponding period of 2013.

 The cost of services revenue increased approximately $26,000 during the three months ended September 30, 2014 as compared to the corresponding period in 2013.  This increase reflects higher service revenues of approximately $85,000 during the three months ended September 30, 2014 as compared to the comparable three-month period of 2013.

 Cost of Maintenance Revenue

	Three Months Ended September 30,
Maintenance cost of revenue	2014	2013	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$171	$209	$(38)	(18)%
Percentage of total maintenance revenue	31%	32%

 Cost of maintenance revenue decreased 18% or approximately $38,000 during the three months ended September 30, 2014 as compared to the corresponding period in 2013. This decrease results primarily from lower Law Enforcement maintenance labor costs due to the utilization of lower priced resources to fulfill maintenance requirements for the three months ended September 30, 2014 as compared to the comparable period of 2013.

 Product Gross Profit

	Three Months Ended September 30,
Product gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$193	$1,730	$(1,537)	(89)%
Percentage of software and royalty product revenue	94%	96%
Hardware and consumables	$8	$(3)	$11	367%
Percentage of hardware and consumables product revenue	28%	(100)%
Services	$84	$25	$59	236%
Percentage of services product revenue	66%	60%
Total product gross profit	$285	$1,752	$(1,467)	(84)%
Percentage of total product revenue	79%	95%

 Software and royalty gross profit decreased 89% or approximately $1,537,000 for the three months ended September 30, 2014 from the corresponding period in 2013 due primarily to lower software and royalty product revenue of approximately $1,591,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 Hardware and consumables gross profit increased approximately $11,000 for the three-month period ended September 30, 2014 as compared to the corresponding period in 2013.  This increase was primarily due to higher hardware and consumables revenue of approximately $26,000 in the three-month period ended September 30, 2014 as compared to the corresponding period in the 2013 year.

Services gross profit increased approximately $59,000 for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 due primarily to higher services revenues during the nine months ended September 30, 2014 than the comparable 2013 period.

 Maintenance Gross Profit

	Three Months Ended September 30,
Maintenance gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$386	$445	$(59)	(13)%
Percentage of total maintenance revenue	69%	68%

 Gross profit related to maintenance revenue decreased 13% or approximately $59,000 for the three months ended September 30, 2014 as compared to the same period ended September 30, 2013. That decrease is due to lower maintenance revenue of approximately $97,000 offset with lower maintenance cost of revenues of approximately $38,000.

 Operating Expense

	Three Months Ended September 30,
Operating expenses	2014	2013	$ Change	% Change
(dollars in thousands)

General and administrative	$971	$888	$83	9%
Percentage of total net revenue	106%	36%
Sales and marketing	$567	$512	$55	11%
Percentage of total net revenue	62%	21%
Research and development	$1,210	$946	$264	28%
Percentage of total net revenue	132%	38%
Depreciation and amortization	$45	$29	$16	55%
Percentage of total net revenue	5%	1%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $83,000 is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $95,000 due primarily to increases in professional services and investor relation fees of approximately $30,000, increases in legal fees of approximately $18,000, patent infringement settlement fees of $40,000 and increases in patent related expenses of approximately $26,000, offset by decreases in various consulting and contract services of approximately $19,000.

●	Decrease in personnel related expense of approximately $13,000.

●	Increase in stock-based compensation expense of approximately $4,000.

●	Decrease in travel, insurances, licenses, dues, rent, and office related costs of approximately $3,000.

            We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $55,000 during the three months ended September 30, 2014 as compared to the corresponding period in 2013 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $37,000 due primarily to headcount increases.
●	Increase in professional services of approximately $27,000.
●	Decrease in contract services, travel and trade show expenses and office related expenses of approximately $11,000.
●	Increase in stock-based compensation expense of approximately $2,000.

 Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $264,000 for the three months ended September 30, 2014 as compared to the corresponding period in 2013 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $8,000 due to headcount increases.

●	Increase in contractor fees and contract services of approximately $245,000.

●	Increase in stock-based compensation of approximately $2,000.

●	Increase in office related expenses of approximately $9,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended September 30, 2014, depreciation and amortization expense increased approximately $16,000 as compared to the corresponding period in 2013. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value. The increase of approximately $16,000 reflects the replacement of fully depreciated equipment.

 Interest Expense

 For the three months ended September 30, 2014, we recognized interest expense of approximately $104,000. For the three months ended September 30, 2013, we recognized interest expense of approximately $73,000.  Interest expense for the three months ended September 30, 2014 is comprised of approximately $104,000 of amortization expense of deferred financing fees related to our unsecured line of credit. Interest expense for the three months ended September 30, 2013 is comprised of approximately $72,000 of amortization expense of deferred financing fees related to our unsecured line of credit and $1,000 related to coupon interest on our 7% related party convertible notes.

Change in Fair Value of Derivative Liabilities

 For the three months ended September 30, 2014, we recognized non-cash expense of $0 compared to non-cash income of approximately $470,000 for the corresponding period of 2013.  This non-cash expense/income is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. During the three months ended March 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised.

 Other Income, net

 For the three months ended September 30, 2014, we recognized other income of approximately $1,000.  For the three months ended September 30, 2013, we recognized other income of approximately $124,000 and other expenses of $1,000.  Other income for the three months ended September 30, 2014 is comprised of approximately $1,000 related to miscellaneous receipts. Other income for the three months ended September 2013 is comprised of approximately $124,000 from the write-off of certain accounts payable and accrued expenses due to the expiration of the statute of limitations on such liabilities.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013.

 Product Revenue

	Nine Months Ended September 30,
Net Product Revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$787	$2,246	$(1,459)	(65)%
Percentage of total net product revenue	73%	93%
Hardware and consumables	$107	$67	$40	60%
Percentage of total net product revenue	10%	3%
Services	$183	$100	$83	83%
Percentage of total net product revenue	17%	4%
Total net product revenue	$1,077	$2,413	$(1,336)	(55)%

 Software and royalty revenue decreased 65% or approximately $1,459,000 during the nine months ended September 30, 2014 as compared to the corresponding period in 2013. This decrease is due to lower sales of identification software licenses of approximately $1,377,000, lower sales of boxed identity management software through our distribution channel of approximately $32,000, and lower law enforcement project related revenues of approximately $90,000, offset by higher identification software royalties of approximately $40,000.  The decrease in identification software license revenue received during the quarter ended September 30, 2014 compared to the corresponding period for the last fiscal year is principally due to the positive impact of non-recurring revenue received from one customer in the 2013 period.

 Revenue from the sale of hardware and consumables increased 60% or approximately $40,000 during the nine months ended September 30, 2014 as compared to the corresponding period in 2013. The increase resulted from higher revenues from project solutions containing hardware and consumable components.

 Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased 83% or approximately $83,000 during the nine months ended September 30, 2014 as compared to the corresponding period in 2013 due primarily to the completion of the service element in certain identity management project solutions.

 We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended September 30, 2014, we accelerated our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the first quarter of 2015, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Nine Months Ended September 30,
Maintenance Revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Maintenance revenue	$1,842	$1,962	$(120)	(6)%

 Maintenance revenue was $1,842,000 for the nine months ended September 30, 2014 as compared to $1,962,000 for the corresponding period in 2013.  Identity management maintenance revenues were $729,000 for the nine months ended September 30, 2014 as compared to $680,000 during the comparable period in 2013.  The increase of $49,000 results from the expansion of our installed base. Law enforcement maintenance revenues were $1,113,000 for the nine months ended September 30, 2014 as compared to $1,282,000 during the comparable period in 2013. The decrease of $169,000 results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Nine Months Ended September 30,
Cost of Product Revenue:	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$51	$123	$(72)	(59)%
Percentage of software and royalty product revenue	6%	5%
Hardware and consumables	$76	$61	$15	25%
Percentage of hardware and consumables product revenue	71%	91%
Services	$68	$65	$3	5%
Percentage of services product revenue	37%	65%
Total product cost of revenue	$195	$249	$(54)	(22)%
Percentage of total product revenue	18%	10%

 The cost of software and royalty product revenue decreased 59% or approximately $72,000 for the nine months ended September 30, 2014 as compared to the corresponding period of 2013. This decrease in software and royalty cost of product revenue of approximately $72,000 is due to lower sales of software licenses and royalties. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

    The increase in the cost of product revenue for our hardware and consumable sales of 25% or approximately $15,000 for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 reflects the increase in hardware and consumable revenue for the three months ended September 30, 2014 as compared to the corresponding period in 2013.

 The cost of services revenue increased 5% or approximately $3,000 during the nine months ended September 30, 2014 as compared to the corresponding period in 2013.  The increase reflects higher services revenues during the nine months ended September 30, 2014 as compared to the comparable period of 2013.

 Cost of Maintenance Revenue

	Nine Months Ended September 30,
Maintenance cost of revenue	2014	2013	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$536	$585	$(49)	(8)%
Percentage of total maintenance revenue	29%	30%

 Cost of maintenance revenue decreased approximately $49,000 during the nine months ended September 30, 2014 as compared to the corresponding period in 2013 due primarily to lower maintenance revenues of approximately $120,000 combined with lower non-labor related maintenance costs.

 Product Gross Profit

	Nine Months Ended September 30,
Product gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Software and royalties	$736	$2,123	$(1,387)	(65)%
Percentage of software and royalty product revenue	94%	95%
Hardware and consumables	$31	$6	$25	417%
Percentage of hardware and consumables product revenue	29%	9%
Services	$115	$35	$80	229%
Percentage of services product revenue	63%	35%
Total product gross profit	$882	$2,164	$(1,282)	(59)%
Percentage of total product revenue	82%	90%

 Software and royalty gross profit decreased 65% or approximately $1,387,000 for the nine months ended September 30, 2014 from the corresponding period in 2013 due primarily to lower software and royalty product revenues of approximately $1,459,000 offset by lower cost of software and royalty product revenues of approximately $72,000. In addition to changes caused by revenue volume fluctuations, costs of software products can vary as a percentage of product revenue from quarter to quarter depending upon product mix and third party software licenses included in software solutions.

 Hardware and consumables gross profit increased approximately $25,000 for the nine-month period ended September 30, 2014 as compared to the corresponding period in 2013.  This increase was primarily due to the higher sales of hardware and consumables during the nine months ended September 30, 2014 as compared to the comparable period in 2013.

 Services gross profit increased approximately $80,000 for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 due primarily to higher services revenues during the nine months ended September 30, 2014 than the comparable 2013 period.

     Maintenance Gross Profit

	Nine Months Ended September 30,
Maintenance gross profit	2014	2013	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,306	$1,377	$(71)	(5)%
Percentage of total maintenance revenue	71%	70%

 Gross profit related to maintenance revenue decreased approximately $71,000 for the nine months ended September 30, 2014 as compared to the same period ended September 30, 2013. That decrease is due to lower maintenance revenues of approximately $120,000 offset by lower maintenance costs of approximately $49,000.

 Operating Expense

	Nine Months Ended September 30,
Operating expenses	2014	2013	$ Change	% Change
(dollars in thousands)

General and administrative	$2,861	$2,560	$301	12%
Percentage of total net revenue	98%	59%
Sales and marketing	$1,781	$1,497	$284	19%
Percentage of total net revenue	61%	34%
Research and development	$3,391	$2,861	$530	19%
Percentage of total net revenue	116%	65%
Depreciation and amortization	$134	$77	$57	74%
Percentage of total net revenue	5%	2%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $301,000 is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $190,000 due primarily to increases in audit related fees of approximately $31,000, increases in various consulting and contract services of approximately $65,000, increases in legal fees of approximately $79,000, patent infringement settlement fees of $40,000, increases in patent related expenses of approximately $25,000 and decreases in Board of Director fees of approximately $50,000,

●	Increase in personnel related expense of approximately $33,000 due to headcount increases and higher fringe benefit costs.

●	Increase in stock-based compensation expense of approximately $24,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $54,000.

 We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $284,000 during the nine months ended September 30, 2014 as compared to the corresponding period in 2013 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $149,000 due primarily to headcount increases.
●	Increase in stock-based compensation expense of approximately $10,000.
●	Increase in professional services of approximately $24,000.
●	Increase in contract services, travel and trade show expenses and office related expenses of approximately $94,000.
●	Increase in our Mexico sales offices expenses of approximately $7,000.

 Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $530,000 for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 due primarily to the following major components:

●	Increase in personnel expenditures of approximately $251,000 due to headcount increases.
●	Increase in contractor fees of approximately $239,000 due to the accelerated development of our mobile applications.
●	Increase in rent, office related costs, contract services and travel and trade show expenses of approximately $31,000.

●	Increase in stock-based compensation of approximately $9,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the nine months ended September 30, 2014, depreciation and amortization expense increased approximately $57,000 as compared to the corresponding period in 2013. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value. The increase of approximately $57,000 reflects the replacement of fully depreciated equipment.

 Interest Expense, Net

 For the nine months ended September 30, 2014, we recognized interest income of approximately $1,000 and interest expense of approximately $289,000. For the nine months ended September 30, 2013, we recognized interest income of $1,000 and interest expense of $149,000.  Interest expense for the nine months ended September 30, 2014 is comprised of approximately $286,000 of amortization expense of deferred financing fees related to our unsecured line of credit, approximately $2,000 related to coupon interest on our 7% related party convertible notes and approximately $1,000 related to miscellaneous interest charges. Interest expense for the nine months ended September 30, 2013 is comprised of approximately $145,000 of amortization expense of deferred financing fees related to our unsecured line of credit and $4,000 is related to coupon interest on our 7% related party convertible notes.

 Change in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2014, we recognized non-cash expense of $0 compared to approximately $4,679,000 for the corresponding period of 2013.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our common stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies. During the three months ended March 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of $20,000 resulting in the issuance of 40,000 shares of the Company’s common stock with an aggregate fair value of approximately $57,000.

     Other Income, net

 For the nine months ended September 30, 2014, we recognized other income of approximately $289,000.  For the nine months ended September 30, 2013, we recognized other income of approximately $232,000 and other expense of approximately $1,000.  Other income for the nine months ended September 30, 2014 is comprised of approximately $217,000 from the write-off of certain accounts payable and accrued expenses due to the expiration of the legal statute of limitations on such payables and accrued liabilities, approximately $35,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company and approximately $37,000 from the return of an advertising deposit previously written off due to uncertainties regarding its return. Other income for the nine months ended September 30, 2013 is comprised of approximately $228,000 from the write-off of certain accounts payable due to the expiration of the legal statute of limitations on such payables and approximately $4,000 in miscellaneous other income.

LIQUIDITY AND CAPITAL RESOURCES

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared and presented on a basis assuming we will continue as a going concern. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service ("SaaS") capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit as a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

At September 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $488,000 and accounts receivable, net of $261,000.  As of September 30, 2014, we had negative working capital of $1,631,000, which included $1,995,000 of deferred revenue. We have a history of recurring losses, and as of September 30, 2014, we have incurred a cumulative net loss of approximately $134,320,000. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary from the outcome of this uncertainty.

            In October and November of 2014, we borrowed an aggregate of $1,000,000 under one of the existing Lines of Credit, as defined in Note 5, “Notes Payable and Lines of Credit”, for working capital purposes. We currently have remaining available borrowing capacity under the Lines of Credit aggregating $2,500,000. The Lines of Credit expire on March 27, 2015, and all amounts due thereunder are required to be repaid at such time, unless the maturity date is extended or the outstanding balance is converted into shares of common stock at the option of the holder.

We do not anticipate that we can generate sufficient cash from operations to repay the amount due under the Lines of Credit before expiration on March 27, 2015.  We will therefore need to either extend the maturity date of the Lines of Credit, or raise substantial additional capital through debt or equity financing to continue to execute our business plan. No assurances can be given that any such financing will be available on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the inability to extend the maturity date of the Lines of Credit would have an immediate and substantial adverse impact on our business, financial condition and results of operations. It also may require us to significantly modify our plan of operations to reduce spending to a sustainable level, which may include delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities.

 Operating Activities

 We used net cash of $4,639,000 in operating activities for the nine months ended September 30, 2014 as compared to net cash used of $2,605,000 during the comparable period in 2013. During the nine months ended September 30, 2014, net cash used in operating activities consisted of net loss of $5,993,000 and a decrease in working capital and other assets and liabilities of $463,000. Those amounts were offset by $891,000, net of non-cash costs including $687,000 in stock based compensation, $286,000 in debt issuance cost amortization and $134,000 in depreciation and amortization offset by $216,000 of non-cash income primarily from the write-off of certain accounts payable and accrued expenses due to the expiration of the statute of limitations. During the nine months ended September 30, 2014, we used cash of $198,000 to fund increases in current assets and generated cash of $661,000 through increases in current liabilities and deferred revenues, excluding debt.

We used net cash of $2,605,000 in operating activities for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, net cash used in operating activities consisted of net loss of $8,055,000 and a decrease in working capital and other assets and liabilities of $249,000. Those amounts were offset by $5,201,000, net of non-cash costs including a $4,679,000 unrealized loss related to the change in value of our derivative liabilities, $519,000 in stock based compensation, $145,000 in debt issuance cost amortization and $86,000 in depreciation and amortization offset by $228,000 of non-cash income primarily from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the nine months ended September 30, 2013, we used cash of $170,000 to fund increases in current assets and generated cash of $419,000 through increases in current liabilities and deferred revenues, excluding debt.

 Investing Activities

 Net cash used in investing activities was $100,000 for the nine months ended September 30, 2014 as compared to  $103,000 used in the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $100,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the nine months ended September 30, 2013, we used approximately $103,000 to fund capital expenditures of computer equipment, software and furniture and fixtures.

 Financing Activities

 We generated cash of $2,832,000 from financing activities for the nine months ended September 30, 2014 as compared to the $1,997,000 generated during the same period in 2013. During the nine months ended September 30, 2014, we generated cash of $2,798,000 from the exercise of 4,642,632 common stock warrants and $59,000 from the exercise of 88,491 common stock options. During the nine months ended September 30, 2014, we used cash of $25,000 to pay dividends on our Series B Preferred Stock. During the nine months ended September 30, 2013, we generated cash of $2,014,000 from the exercise of 3,577,779 common stock warrants and $8,000 from the exercise of 32,713 common stock options and used cash of $25,000 to pay dividends on our Series Preferred Stock.

 Debt

 At September 30, 2014, we had approximately $0 in outstanding debt, exclusive of any debt discounts, and $0 in related accrued interest. However, as indicated under “Recent Developments” above, subsequent to September 30, 2014, we borrowed $1,000,000 under the Lines of Credit for working capital purposes.

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

 In conjunction with the issuance of the Related-Party Convertible Notes, the Company issued an aggregate of 149,996 warrants to the note holders to purchase common stock of the Company, which were exercised in their entirety, on a cashless basis, between October and November 2013 resulting in the issuance of 111,783 shares of the Company’s common stock.

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

     As of September 30, 2014, no advances were made under the Lines of Credit. However, as indicated under “Recent Developments” above, subsequent to September 30, 2014, we borrowed $1,000,000 under the Lines of Credit for working capital purposes.

               Contractual Obligations

   Total contractual obligations and commercial commitments as of September 30, 2014 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	1,534	447	851	236	—
Total	$1,534	$447	$851	$236	$—

    Real Property Leases

In December 2010, we relocated our corporate headquarters to Rancho Bernardo Road in San Diego, California and entered into a three-year lease agreement. In August 2013, we entered into an amendment effective November 2013, whereby the Company consolidated its existing leases. The Company leased an additional 4,793 square feet of space in the same location while simultaneously vacating 2,560 square feet of space resulting in total rented square feet of 9,927. The lease term commenced on November 1, 2013 and ends on October 31, 2017.  Future minimum rent payments under the amended lease will be approximately $53,000 during the remainder of 2014, $216,000 in 2015, $222,000 in 2016 and $190,000 in 2017.

    In July 2014, we amended our Portland, Oregon office lease by increasing our leased square footage by 1,499 square feet resulting in 8,045 total leased square footage and extended our lease for 36 months to October 31, 2018.  Future minimum rent payments will be approximately $37,000 during the remainder of 2014, $176,000 in 2015, $190,000 in 2016, $196,000 in 2017 and $168,000 in 2018.

               In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

 Stock-based Compensation

 Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$3	$3	$9	$8
General and administrative	140	76	425	222
Sales and marketing	34	33	105	95
Research and development	32	30	95	86

Total	$209	$142	$634	$411

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures.

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

On August 21, 2012, a complaint for patent infringement was filed by Blue Spike, LLC (“Blue Spike”) against the Company in the United States District Court for the Eastern District of Texas, entitled Blue Spike, LLC v. ImageWare Systems, Inc., Case No. 12-cv-688-LED. The four patents-in-suit were related to digital signal abstracting technology (the “Patents”). On October 20, 2014, the Company and Blue Spike entered into a Settlement and License Agreement (the “Settlement Agreement), wherein Blue Spike agreed to release the Company from all present and/or future claims in exchange for the Company’s purchase of a license to the Patents for a one-time $40,000 royalty payment.  In connection with the Settlement Agreement and Blue Spike’s release of all claims against the Company, on October 23, 2014, the Court dismissed all claims against the Company with prejudice.

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

We have identified the following risk factor in addition to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013:

Most of our outstanding indebtedness is due and payable on March 27, 2015 and if not extended on or before its maturity date, we expect to be unable to pay such indebtedness when due.  If we are unable to extend the maturity date, or otherwise restructure such indebtedness, we will be in default and will need to raise additional capital to continue operations.

Subsequent to September 30, 2014, we incurred borrowings under the Line of Credit of approximately $1,000,000, due and payable on March 27, 2015, and we anticipate needing to increase our borrowings under the Line of Credit to continue to fund our working capital needs, thereby increasing the aggregate amount of indebtedness due and payable on or before March 2015.

We do not anticipate generating sufficient revenue and profit to repay these borrowings in full when due. Therefore, unless the holders of the notes issued under the Line of Credit convert any outstanding balance into shares of common stock, we will need to seek an extension of the maturity date of the Line of Credit on or before March 27, 2015. If we are unable to extend the maturity date of the Line of Credit, we will be required to raise additional capital through debt and/or equity financing to continue our operations.  No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financing or for an extension of the maturity date of the Lines of Credit. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

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

Date: November 17, 2014	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 17, 2014	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)