Form 10-K
period 2014-12-31
IMAGEWARE SYSTEMS INC
filed 2015-03-16
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB marketplace was $87,655,831. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of March 12, 2015, there were 93,515,065 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.
Form 10-K
For the Year Ended December 31, 2014

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

-ii-

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

Our biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing, identifying and verifying the identities of people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government (federal, state and local), law enforcement, commercial enterprises, and transportation and aviation markets for identification and verification purposes. Our IWS Biometric Engine is a patented biometric identity management software platform for multi-biometric enrollment, management and authentication, managing population databases of virtually unlimited sizes. It is hardware agnostic and can utilize different types of biometric algorithms.  It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform.  It is also offered as a Software Development Kit based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications.  The IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents.

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

 Our secure credential solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging and biometrics in the production of photo identification cards, credentials and identification systems. Our products in this market consist of IWS EPI Suite and IWS EPI Builder (“SDK”).  These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments.  We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine to our secure credential product line.

 Our enterprise authentication software includes the IWS Desktop Security product which is a comprehensive authentication management infrastructure solution providing added layers of security to workstations, networks and systems through advanced encryption and authentication technologies. IWS Desktop Security is optimized to enhance network security and usability, and uses multi-factor authentication methods to protect access, verify identity and help secure the computing environment without sacrificing ease-of-use features such as quick login. Additionally, IWS Desktop Security provides an easy integration with various smart card-based credentials including the Common Access Card (“CAC”), Homeland Security Presidential Directive 12 (“HSPD-12”), Personal Identity Verification (“PIV”) credential, and Transportation Worker Identification Credential (“TWIC”) with an organization’s access control process. IWS Desktop Security provides the crucial end-point component of a Logical Access Control System (“LACS”), and when combined with a Physical Access Control System (“PACS”), organizations benefit from a complete door to desktop access control and security model.

Recent Developments

Series E Preferred Stock Financing

On January 29, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series E Convertible Preferred Stock (“Certificate of Designations”) with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Convertible Preferred Stock (“Series E Preferred”). Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”), equal to the Liquidation Preference, divided by $1.90.

In February 2015 the Company completed a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the ”Series E Financing”). Approximately 2,000 shares were issued in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit, as defined below, was reduced to $3,050,000, and the $500K Line of Credit, as defined below, was terminated.

The Series E Financing resulted in gross proceeds to the Company of approximately $10.0 million, with net proceeds of approximately $9.925 million after deducting offering expenses of approximately $75,000.

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

Lines of Credit

    At December 31, 2014, the Company had two unsecured lines of credit, one with maximum available borrowings of up to $5.0 million that matures in March 2017 (the “Line of Credit”) and another with maximum available borrowings of up to $500,000 that matures in March 2015 (the “$500K Line of Credit”) (together, the “Lines of Credit”). The Lines of Credit were extended by two existing members of our Board of Directors (the “Holders”) and, at the election of the Holders, are convertible into shares of the Company’s Common Stock at prices ranging from $0.95 per share to $2.30 per share, in accordance with the terms and conditions of the Lines of Credit.

            Advances under the Lines of Credit are made at the Company’s request. Up to the date of the Series E Financing, the Company received $1.95 million in advances under the Line of Credit and no advances under the $500K Line of Credit. As a result of the Series E Financing, approximately 2,000 shares of Series E Preferred were issued in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1.95 million in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit agreement was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

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

 The IWS Biometric Engine is available as a Software Development Kit, as well as a platform for custom configurations to meet specific customer requirements. The added suite of products provides government, law enforcement, border management and enterprise businesses, a wide variety of application-specific solutions that address specific government mandates and technology standards. It also provides the ability to integrate into existing legacy systems and expand based upon specific customer requirements. This enables users to integrate a complete solution or components as needed. The application suite of products includes packaged solutions for:

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

 The IWS Biometric IQA&E improves the accuracy and effectiveness of biometric template enrollments. The software may be used stand-alone or in conjunction with the IWS Biometric Engine. IWS Biometric IQA&E provides automated image quality assessment with respect to relevant image quality standards from organizations such as International Civil Aviation Organization, National Institute of Standards and Technology (“NIST”), International Organization for Standards (“ISO”) and American Association of Motor Vehicle Association (“AAMVA”). IWS Biometric IQA&E also enables organizations to conduct multi-dimensional facial recognition, which further enhances accuracy for numerous applications including driver licenses, passports and watch lists.

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

 IWS EPI Builder.  This is a software developer’s kit and a leading secure credential component of identity management and security solutions, providing all aspects of ID functionality from image and biometric capture to the enrollment, issuance and management of secure documents. It contains components which developers or systems integrators can use to support and produce secure credentials including national IDs, passports, International Civil Aviation Office -compliant travel documents, smart cards and driver licenses. IWS EPI Builder enables organizations to develop custom identification solutions or incorporate sophisticated identification capabilities into existing applications including the ability to capture images, biometric and demographic data; enable biometric identification and verification (1:1 and 1:X) as well as support numerous biometric hardware and software vendors. It also enables users to add electronic identification functionality for other applications, including access control, tracking of time and attendance, point of sale transactions, human resource systems, school photography systems, asset management, inventory control, warehouse management, facilities management and card production systems.

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

 IWS Law Enforcement.  IWS Law Enforcement is a digital booking, identification and investigative solution that enables users to digitally capture, store, search and retrieve images and demographic data including mug shots, fingerprints and SMT’s. Law enforcement may choose between submitting fingerprint data directly to the State Automated Fingerprint Identification System (“AFIS”), FBI criminal repository, or other agencies as required. Additional features and functionality include real-time access to images and data, creating of photo lineups and electronic mug books, and production of identification cards and credentials.  IWS Law Enforcement also uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records/jail management system (“RMS/JMS”) or an automated fingerprint identification system.

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

 Maintenance and Customer Support

 We offer software and hardware support to our customers. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support.  For the years ended December 31, 2014, 2013 and 2012, maintenance revenues accounted for approximately 61%, 49% and 71% of our total revenues, respectively.

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

Customers

 We  have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Saudi Arabia, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. For the year ended December 31, 2014, one customer accounted for approximately 17% or $725,000 of total revenue and had $0 trade receivables as of the end of the year, as compared to one customer that accounted for approximately 42% or $2,211,000 of total revenue and had $0 trade receivables as of December 31, 2013. For the year ended December 31, 2012, one customer accounted for approximately 15% or 611,000 of total revenue and $0 trade receivables as of the end of the year.

Our Strategy

 Our strategy is to provide patented open-architected identity management solutions including multi-biometric, secure credential and law enforcement technologies that are stand alone, integrated and/or bundled with key partners including channel relationships and large systems integrators such as, United Technology Security, GCR, Unisys, Lockheed Martin, IBM and Fujitsu, among others. Key elements of our strategy for growth include the following:

 Fully Exploit the Biometrics, Access Control and Identification Markets

 The establishment of the Department of Homeland Security coupled with the movement by governments around the world to authenticate the identity of their citizens, employees and contractors has accelerated the adoption of biometric identification systems that can provide secure credentials and instant access to centrally maintained records for real-time verification of identity and access (physical and logical) privileges. Using our products, an organization can create secure credentials that correspond to records including images and biographic data in a digital database. A border guard or customs agent can stop an individual to quickly and accurately verify his identity against a database of authorized persons, and either allow or deny access as required. Our technology is also standards based and applied to facilitate activities such as federal identification mandates while complying with personal identification verification standards such as HSPD-12, International Civil Aviation Organization standards, American Association of Motor Vehicle Administrators driver licenses, voter registration, immigration control and welfare fraud identification.  We believe that these or very similar standards are applicable in markets throughout the world.

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

 Software as a Service Business Model

 With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of its marketing plan, the Company offered new versions of its product suite on a Software as a Service (“SaaS”) model during 2014.  This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices. We had no Saas installations in place as of the end of 2014, however, we have received significant interest and have entered into contracts with several customers and partners who currently plan to initiate programs in the first half of 2015.

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

Sales and Marketing

 We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2014, we had sales and account representatives based domestically in the District of Columbia, California and internationally in Mexico. Geographically, our sales and marketing force consisted of 12 persons in the United States, and one person in Mexico as of December 31, 2014.

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

Research and Development

 Our research and development team consisted of 32, 32 and 24 programmers, engineers and other employees as of December 31, 2014, 2013 and 2012, respectively. We also contract with outside programmers for specific projects as needed. We spent approximately $4.5 million, $3.9 million and $3.2 million on research and development in 2014, 2013 and 2012, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

Employees

 We had a total of 62 and 61 full-time employees as of December 31, 2014 and 2013, respectively. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

We have a history of significant recurring losses totaling approximately $136.3 million at December 31, 2014, and these losses may continue in the future.

 As of December 31, 2014, we had an accumulated deficit of approximately $136.3 million, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability, and we may never achieve profitability.

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

During the year ended December 31, 2014, one customer accounted for approximately 17% of our total revenues. Any material decrease in revenue from these customers, or in the event the Company is unable to replace the revenue with additional customers, our financial condition and results from operations could be materially and adversely affected.

 During the year ended December 31, 2014, one customer accounted for approximately 17% or $725,000 of our total revenues. If these customers were to significantly reduce its relationship with the Company, or in the event the Company is unable to replace the revenue through the sale of its products to additional customers, the Company’s financial condition and results from operations could be negatively impacted, and such impact would be material.

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

 Some specific factors that may have a significant effect on our Common Stock market price include:

●	actual or anticipated fluctuations in our operating results or future prospects;

●	our announcements or our competitors’ announcements of new products;

●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in our growth rates or our competitors’ growth rates;

●	developments regarding our patents or proprietary rights or those of our competitors;

●	our inability to raise additional capital as needed;

●	substantial sales of Common Stock underlying warrants and preferred stock;

●	concern as to the efficacy of our products;

●	changes in financial markets or general economic conditions;

●	sales of Common Stock by us or members of our management team; and

●	changes in stock market analyst recommendations or earnings estimates regarding our Common Stock, other comparable companies or our industry generally.

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

 Our Board of Directors (“Board”) has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the Common Stockholders, without any further vote or action by the Common Stockholders. The rights of our Common Stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of December 31, 2014, we had one series of preferred stock outstanding, Series B Preferred Stock (“Series B Preferred”).

 The provisions of our Series B Preferred prohibit the payment of dividends on the Common Stock unless the dividends on those preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2014, we had cumulative undeclared dividends on the Series B Preferred of approximately $9,750.

Certain large shareholders may have certain personal interests that may affect the Company.

 As a result of the shares issued to Goldman Capital Management and related entities controlled by Neal Goldman, a member of our Board of Directors (together, “Goldman”), Goldman beneficially owns, in the aggregate, approximately 37.0% of the Company’s outstanding voting securities.  As a result, Goldman has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders.  This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.  PROPERTIES

 Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2014:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until the expiration of the lease on July 31, 2015.

ITEM 3.  LEGAL PROCEEDINGS

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

Market Information

 Our Common Stock does not trade on an established securities exchange. Our Common Stock is quoted under the symbol “IWSY” on the OTCQB marketplace. The following table sets forth the high and low sale prices for our Common Stock for each quarter in 2014 and 2013:

2014 Fiscal Quarters	High	Low
First Quarter	$2.44	$1.76
Second Quarter	$2.42	$1.60
Third Quarter	$3.07	$1.86
Fourth Quarter	$2.61	$1.60

2013 Fiscal Quarters	High	Low
First Quarter	$1.19	$0.79
Second Quarter	$2.65	$0.85
Third Quarter	$2.85	$1.55
Fourth Quarter	$2.14	$1.26

Holders

 As of March 1, 2015, we had approximately 157 holders of record of our Common Stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Stock Performance Graph

    The graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total returns of the NASDAQ Composite Index and the S&P Information Technology Index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

ImageWare Systems, Inc., the NASDAQ Composite Index, and the S&P Information Technology Index

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

	Value of Investment ($)
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
ImageWare Systems, Inc.	$100.00	$119.51	$97.56	$103.66	$235.37	$292.68
NASDAQ Composite Index	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
S&P Information Technology Index	$100.00	$110.19	$112.85	$129.57	$166.41	$199.89

The stock performance graph above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

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

 As of December 31, 2014, 2013 and 2012, the Company had cumulative undeclared dividends of approximately $8,000, relating to our Series B Preferred.

Repurchases

 We did not repurchase any shares of our Common Stock during fiscal 2014, 2013 or 2012.

Securities Authorized for Issuance under Equity Compensation Plans

 For a discussion of our equity compensation plans, please see Item 12 of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2014 and 2013 and the related consolidated statements of operations for the three years ended December 31, 2014 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

Statement of Operations Data: (In thousands, except share and per share data)	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenues:
Product	$1,634	$2,686	$1,145	$2,596	$3,192
Maintenance	2,525	2,618	2,806	2,878	2,619
	4,159	5,304	3,951	5,474	5,811
Cost of revenues:
Product	257	319	227	459	1,059
Maintenance	735	771	975	935	938
Gross profit	3,167	4,214	2,749	4,080	3,814

Operating expenses:
General and administrative	3,818	3,378	3,430	2,327	2,546
Sales and marketing	2,471	2,129	1,830	1,404	1,528
Research and development	4,495	3,869	3,180	2,664	2,531
Depreciation and amortization	179	125	69	28	50
	10,963	9,501	8,509	6,423	6,655
Loss from operations	(7,796)	(5,287)	(5,760)	(2,343)	(2,841)

Interest expense	416	221	18	4,851	1,123
Change in fair value of financing obligation	—	—	—	—	(551)
Change in fair value of derivative liabilities	—	4,776	4,712	(3,970)	738
Loss on debt modification	—	—	—	—	1,100
Other income, net	(297)	(443)	(322)	(25)	(328)
Loss before income taxes	(7,915)	(9,841)	(10,168)	(3,199)	(4,923)

Income tax (benefit) expense	25	8	22	(19)	126
Net loss	$(7,940)	$(9,849)	$(10,190)	$(3,180)	$(5,049)
Preferred dividends	(51)	(51)	(51)	(383)	(396)
Net loss available to common shareholders	$(7,991)	$(9,900)	$(10,241)	$(3,563)	$(5,445)

Basic and diluted loss per common share
Net loss	$(0.09)	$(0.12)	$(0.14)	$(0.12)	$(0.22)
Preferred dividends	(—)	(—)	(—)	(0.01)	(0.02)
Basic and diluted loss per share available to common shareholders	$(0.09)	$(0.12)	$(0.14)	$(0.13)	$(0.24)
Basic and diluted weighted-average shares outstanding	91,795,971	81,231,962	70,894,916	27,316,475	23,175,405

Balance Sheet Data: (In thousands, except share and per share amounts)	December 31,
	2014	2013	2012	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$218	$2,363	$4,225	$6,773	$103
Accounts receivable, net of allowance for doubtful accounts	266	302	328	348	239
Inventory, net	916	505	262	45	12
Other current assets	86	148	86	66	57
Total Current Assets	1,486	3,318	4,901	7,232	411

Property and equipment, net	211	245	150	18	19
Other assets	153	395	44	58	58
Intangible assets, net of accumulated amortization	144	172	200	63	78
Goodwill	3,416	3,416	3,416	3,416	3,416
Total Assets	$5,410	$7,546	$8,711	$10,787	$3,982

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$459	$486	$759	$1,103	$1,161
Deferred revenue	1,827	1,662	1,561	1,066	1,073
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	—	—	241
Accrued expenses	1,013	924	1,266	2,005	1,822
Derivative liabilities	—	57	—	—	—
Notes payable to related parties	—	55	65	110	110
Total Current Liabilities	3,299	3,184	3,651	4,284	4,407

Convertible secured notes payable, net of discount	—	—	—	—	1,427
Derivative liabilities	—	—	2,244	11,824	15,653
Pension obligation	1,834	1,031	401	—	—
Other long-term liabilities	—	—	72	391	401
Total Liabilities	6,444	4,215	6,368	16,499	21,888

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value	2	2	2	2	2
Series C convertible preferred stock, $0.01 par value	—	—	—	—	—
Series D convertible preferred stock, $0.01 par value	—	—	—	—	—
Common Stock, $0.01 par value	934	874	765	679	237
Additional paid-in capital	135,982	131,652	120,182	101,720	85,186
Treasury stock, at cost	(64)	(64)	(64)	(64)	(64)
Accumulated other comprehensive loss	(1,594)	(830)	(139)	(65)	(62)
Accumulated deficit	(136,294)	(128,303)	(118,403)	(107,984)	(103,205)
Total Shareholders’ Equity (Deficit)	1,034	3,331	2,343	(5,712)	(17,906)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,410	$7,546	$8,711	$10,787	$3,982

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 Our enterprise authentication software includes the IWS Desktop Security product which is a comprehensive authentication management infrastructure solution providing added layers of security to workstations, networks and systems through advanced encryption and authentication technologies. IWS Desktop Security is optimized to enhance network security and usability, and uses multi-factor authentication methods to protect access, verify identity and help secure the computing environment without sacrificing ease-of-use features such as quick login. Additionally, IWS Desktop Security provides an easy integration with various smart card-based credentials including the CAC credentials, HSPD-12, PIV credentials, and TWIC with an organization’s access control process. IWS Desktop Security provides the crucial end-point component of a LACS, and when combined with a Physical Access Control System (“PACS”), organizations benefit from a complete door to desktop access control and security model.

Recent Developments

Series E Preferred Stock Financing

On January 29, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series E Convertible Preferred Stock (“Certificate of Designations”) with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Convertible Preferred Stock (“Series E Preferred”). Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”), equal to the Liquidation Preference, divided by $1.90.

In February 2015 the Company completed a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the ”Series E Financing”). Approximately 2,000 shares were issued in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit, as defined below, was reduced to $3,050,000, and the $500K Line of Credit, as defined below, was terminated.

The Series E Financing resulted in gross proceeds to the Company of approximately $10.0 million, with net proceeds of approximately $9.925 million after deducting offering expenses of approximately $75,000.

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

Settlement of Blue Spike Matter

 On August 21, 2012, a complaint for patent infringement was filed by BlueSpike against the Company in the United States District Court for the Eastern District of Texas, entitled Blue Spike, LLC v. ImageWare Systems, Inc., Case No. 12-cv-688-LED. The four Patents were related to digital signal abstracting technology. On October 20, 2014, the Company and Blue Spike entered into the Settlement Agreement, wherein Blue Spike agreed to release the Company from all present and/or future claims in exchange for the Company’s purchase of a license to the Patents for a one-time $40,000 royalty payment. In connection with the Settlement Agreement and Blue Spike’s release of all claims against the Company, on October 23, 2014, the Court dismissed all claims against the Company with prejudice.

    Lines of Credit

    At December 31, 2014, the Company had two unsecured lines of credit, one with maximum available borrowings of up to $5.0 million that matures in March 2017 (the “Line of Credit”) and another with maximum available borrowings of up to $500,000 that matures in March 2015 (the “$500K Line of Credit”) (together, the “Lines of Credit”). The Lines of Credit were extended by two existing members of our Board of Directors (the “Holders”) and, at the election of the Holders, are convertible into shares of the Company’s Common Stock at prices ranging from $0.95 per share to $2.30 per share, in accordance with the terms and conditions of the Lines of Credit.

  Advances under the Lines of Credit are made at the Company’s request. Up to the date of the Series E Financing, the Company received $1.95 million in advances under the Line of Credit and no advances under the $500K Line of Credit. As a result of the Series E Financing, approximately 2,000 shares of Series E Preferred were issued in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1.95 million in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit agreement was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

Critical Accounting Estimates

 The discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application.

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

 We recognize revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from contracts for which we cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. Determining when a contract should be accounted for using the percentage of completion method involves judgment. Critical items that are considered in this process are the degree of customization and related labor hours necessary to complete the required work as well as ongoing estimates of the future labor hours needed to complete the contract. We also generate non-recurring revenue from the licensing of our software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, collectability is probable, when all other significant obligations have been fulfilled and the Company has obtained vendor specific objective evidence (“VSOE”) of the fair value of the undelivered element. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. We also generate revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Pricing of maintenance contracts is consistent period to period and calculated as a percentage of the software or hardware revenue.  Amounts collected in advance for maintenance services are included in current liabilities under “Deferred revenues.” Sales tax collected from customers is excluded from revenue.

 Allowance for Doubtful Accounts.  We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay. We determine the amount of allowance by analyzing historical losses, customer concentrations, customer creditworthiness, current economic trends, the age of the accounts receivable balances and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $266,000, net of allowance for doubtful accounts of $3,000 at December 31, 2014. Our accounts receivable balance was $302,000, net of allowance for doubtful accounts of $3,000 at December 31, 2013. Our accounts receivable balance was $328,000, net of allowance for doubtful accounts of $3,000 at December 31, 2012.

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

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company determined that its only reporting unit is Identity Management. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired as of December 31, 2014.

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

 Goodwill and other net intangible assets amounted to approximately $3,560,000 at December 31, 2014, $3,588,000 at December 31, 2013, and $3,616,000 at December 31, 2012.

 Stock-Based Compensation.  At December 31, 2014, 2013 and 2012, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

 The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.  Stock-based compensation expense related to stock option grants was approximately $618,000, $575,000 and $571,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

In January 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board as compensation for the cancellation of options to purchase 1,412,096 shares of the Company’s Common Stock. The restricted shares vested in quarterly increments over a three-year period, and became fully vested in January 2013. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date.  Although the Company recorded $37,000 in compensation expense related to the restricted shares in the year ended December 31, 2012, no compensation expense was recorded for the 2013 and 2014 periods.

 ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2014, 2013 and 2012, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations ranged from 71% to 73% for the grants issued during the year ended December 31, 2014, as compared to 78% to 86% for the grants issued during the years ended December 31, 2013 and 2012. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110.  The expected term used by the Company to value the grants issued in 2014, 2013 and 2012 as computed by this method was 5.9 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations were 2.6% for the years ended December 31, 2014, 2013 and 2012.  Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

     For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-12.

Results of Operations

 This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Comparison of Results for Fiscal Years Ended December 31, 2014, 2013 and 2012

 Product Revenue

Net Product Revenue (dollars in thousands)	Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013	$ Change	% Change	Year Ended December 31, 2012

Software and royalties	$1,313	$(1,124)	(46)%	$2,437	$1,491	158%	$946
Percentage of total net product revenue	80%			91%			83%
Hardware and consumables	$110	$32	41%	$78	$(60)	(43)%	$138
Percentage of total net product revenue	7%			3%			12%
Services	$211	$40	23%	$171	$110	180%	$61
Percentage of total net product revenue	13%			6%			5%
Total net product revenue	$1,634	$(1,052)	(39)%	$2,686	$1,541	135%	$1,145

 Software and royalty revenue decreased 46% or approximately $1,124,000 during the year ended December 31, 2014 as compared to the corresponding period in 2013. This decrease is due to lower sales of identification software licenses of approximately $1,383,000, lower sales of boxed identity management software sold through our distribution channel of approximately $31,000 and lower law enforcement project related revenues of approximately $116,000, offset by higher identification software royalties of approximately $406,000.  The decrease in identification software license revenue received during the year ended December 31, 2014 compared to the 2013 period is principally due to the positive impact of non-recurring revenue received from one customer during the 2013 period.

   Software and royalty revenue increased 158% or approximately $1,491,000 during the year ended December 31, 2013 as compared to the corresponding period in 2012.  This increase is due to higher sales of identification software license revenue of approximately $1,528,000 and higher law enforcement project related revenue of approximately $27,000, offset by lower sales of our boxed identity management software sold through our distribution channel of approximately $24,000 and lower royalty revenue of approximately $40,000 for the year ended December 31, 2013 as compared to the corresponding period of 2012.

    Revenue from the sale of hardware and consumables increased 41% or approximately $32,000 during the year ended December 31, 2014 as compared to the corresponding period in 2013. This increase is due to higher sales of hardware and consumables into project solutions for the year ended December 31, 2014. During the 2013 period, revenue from the sale of hardware and consumables decreased 43% or approximately $60,000 as compared to the corresponding period in 2012.  The decrease for the 2013 compared to the 2012 periods reflect lower revenue from project solutions containing hardware and consumable components.

   Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenue increased 23% or approximately $40,000 during the year ended December 31, 2014 as compared to the corresponding period in 2013, due primarily to the completion of the service elements in certain law enforcement and identification project solutions. Such revenue increased 180% or approximately $110,000 during the year ended December 31, 2013 as compared to the corresponding period in 2012, due primarily to the completion of the service elements in certain law enforcement and identification project solutions.

 We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the year ended December 31, 2014, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets, and expanded our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the first half of 2015, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

Net Maintenance Revenue (dollars in thousands)	Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013	$ Change	% Change	Year Ended December 31, 2012

Maintenance Revenue	$2,525	$(93)	(4)%	$2,618	$(188)	(7)%	$2,806

 Maintenance revenue was approximately $2,525,000 for the year ended December 31, 2014, as compared to approximately $2,618,000 and $2,806,000 for the corresponding periods in 2013 and 2012, respectively.  For the year ended December 31, 2014, identity management maintenance revenue was approximately $971,000 as compared to $921,000 for the comparable period in 2013.  The increase is due to the expansion on the Company’s identity management installed base. Law enforcement maintenance revenue was approximately $1,554,000 for the twelve months ended December 2014 as compared to $1,697,000 for the comparable period in 2013. The decrease is primarily due to the expiration of certain law enforcement maintenance contracts.

For the year ended December 31, 2013, maintenance revenues decreased approximately $188,000 as compared to the comparable period in 2012 due primarily to the expiration of certain law enforcement maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the continued expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

Cost of Product Revenue (dollars in thousands)	Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013	$ Change	% Change	Year Ended December 31, 2012

Software and royalties	$66	$(78)	(54)%	$144	$28	24%	$116
Percentage of software and royalty product revenue	5%			6%			12%
Hardware and consumables	$91	$23	34%	$68	$(2)	(3)%	$70
Percentage of hardware and consumables product revenue	83%			87%			51%
Services	$100	$(7)	(7)%	$107	$66	161%	$41
Percentage of services product revenue	47%			63%			67%
Total cost of product revenue	$257	$(62)	(19)%	$319	$92	41%	$227
Percentage of total product revenue	16%			12%			20%

   The cost of software and royalty product revenue decreased 54% or approximately $78,000 during the year ended December 31, 2014 as compared to the corresponding period in 2013. This decrease primarily reflects lower software and royalty revenue of approximately $1,124,000. The cost of software and royalty product revenue increased during the year ended December 31, 2013 as compared to the corresponding period in 2012 due primarily to the positive impact of non-recurring revenue received from one customer in the 2013 period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

   The cost of product revenue for our hardware and consumable sales during the year ended December 31, 2014 increased  approximately $23,000 as compared to the corresponding period in 2013, primarily due to increased sales of hardware and consumable during the year ended December 31, 2014 as compared to the corresponding period of 2013.  During the year ended December 31, 2013, our cost of product revenue for our hardware and consumable sales decreased by approximately $2,000, as compared to the corresponding period in 2012, as a result of the overall decrease in hardware and consumable revenue for the year ended December 31, 2013.

    Cost of services revenue decreased 7% or approximately $7,000 during the year ended December 31, 2014 as compared to the corresponding period in 2013 despite higher services product revenue of approximately of $40,000 for the year ended December 31, 2014 as compared to the corresponding period of 2013.  This inverse relationship was caused by the 2013 year containing the completion of several smaller law enforcement projects with uncharacteristically high cost of service revenue as compared to the 2014 containing the completion of a large identity management project at relatively low cost of service revenue. Cost of service revenue can vary depending upon the complexity of the project solution and the mix of labor resources utilized to complete the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue (dollars in thousands)	Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013	$ Change	% Change	Year Ended December 31, 2012

Total maintenance cost of revenue	$735	$(36)	(5)%	$771	$(204)	(21)%	$975
Percentage of total maintenance revenue	29%			29%			35%

Cost of maintenance revenue decreased 5% or approximately $36,000 during the year ended December 31, 2014, as compared to the corresponding period in 2013 due to lower maintenance revenues of approximately $93,000 and lower non-labor related maintenance costs. Cost of maintenance revenue decreased 21% or approximately $204,000 during the year ended December 31, 2013 as compared to the corresponding period in 2012 due to lower maintenance revenue of approximately $188,000 combined with the movement of our technical support functions from our Canadian office to our San Diego office during the fiscal 2012. The decrease in the cost of maintenance revenue as a percentage of maintenance revenue from 35% for the year ended December 31, 2012 to 29% for the corresponding period of 2013 reflect the cost savings realized by the movement of the technical support functions to our San Diego office.

 Product Gross Profit

Product gross profit (dollars in thousands)	Years Ended December 31, 2014	$ Change	% Change	Years Ended December 31, 2013	$ Change	% Change	Years Ended December 31, 2012

Software and royalties	$1,247	$(1,046)	(46)%	$2,293	$1,463	176%	$830
Percentage of software and royalty product revenue	95%			94%			88%
Hardware and consumables	$19	$9	90%	$10	$(58)	(85)%	$68
Percentage of hardware and consumables product revenue	17%			13%			49%
Services	$111	$47	73%	$64	$44	220%	$20
Percentage of services product revenue	53%			37%			33%
Total product gross profit	$1,377	$(990)	(42)%	$2,367	$1,449	158%	$918
Percentage of total product revenue	84%			88%			80%

 Software and royalty gross profit decreased 46% or approximately $1,046,000 for the year ended December 31, 2014, as compared to the corresponding period in 2013, due primarily to lower software and royalty product revenues of approximately $1,124,000 offset by lower cost of software and royalty product revenues of approximately $78,000. This decrease is principally due to the positive impact of non-recurring revenue received from one customer who accounted for approximately 42% or 2,211,000 of our total revenue during the 2013 period. Software and royalty gross profit increased 176% or approximately $1,463,000 for the year ended December 31, 2013 from the corresponding period in 2012 due primarily to higher software product sales of approximately $1,491,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 Hardware and consumables gross profit increased 90% or approximately $9,000 for the year ended December 31, 2014, as compared to the 2013 period. This increase was primarily due to the higher sales of hardware and consumables during the 2014 period. Conversely, hardware and consumables gross profit decreased 85% or approximately $58,000 for the year ended December 31, 2013 from the corresponding period in 2012, due to lower hardware and consumables product revenues of approximately $60,000.

 Services gross profit increased 73% or approximately $47,000 during the year ended December 31, 2014, as compared to the corresponding period in 2013.  This increase reflects higher services revenues of approximately $40,000 related to project-oriented work during the year ended December 31, 2014.  The Company experienced a similar increase during the year ended December 31, 2013 when compared to the 2012 period, also resulting from higher service revenues.

 Maintenance Gross Profit

Maintenance gross profit (dollars in thousands)	Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013	$ Change	% Change	Year Ended December 31, 2012

Total maintenance gross profit	$1,791	$(56)	(3)%	$1,847	$16	1%	$1,831
Percentage of total maintenance revenue	71%			71%			65%

 Gross margins related to maintenance revenue were 71% for the years ended December 31, 2014 and 2013. The dollar decrease of approximately $56,000 for the 2014 year as compared to the corresponding 2013 period primarily resulted from lower maintenance revenue of approximately $93,000 for the year ended December 31, 2014 as compared to the corresponding period in 2013 offset by lower cost of maintenance revenue of approximately $36,000 for the 2014 year as compared to the 2013 year. Gross margins related to maintenance revenue for the year ended December 31, 2013 increased to 71% from 65% for the same period ended 2012, due to lower maintenance cost of revenue resulting from reduced costs incurred from the movement of certain technical support functions from our Canadian office to our San Diego office during fiscal 2013.

 Operating Expense

Operating Expense (dollars in thousands)	Year Ended December 31,	$	%	Year Ended December 31,	$	%	Year Ended December 31,
	2014	Change	Change	2013	Change	Change	2012

General and administrative	$3,818	$440	13%	$3,378	$(52)	(2)%	$3,430
Percentage of total net revenue	92%			64%			87%
Sales and marketing	$2,471	$342	16%	$2,129	$299	16%	$1,830
Percentage of total net revenue	59%			40%			46%
Research and development	$4,495	$626	16%	$3,869	$689	22%	$3,180
Percentage of total net revenue	108%			73%			80%
Depreciation and amortization	$179	$54	43%	$125	$56	81%	$69
Percentage of total net revenue	4%			2%			2%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar increase of approximately $440,000 in general and administrative expense for the year ended December 31, 2014, as compared to the corresponding period in 2013, is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $349,000 due primarily to increases in audit related fees of approximately $41,000, increases in various consulting and contract services of approximately $105,000, increase in legal fees of approximately $217,000, increases in patent expenses of approximately $35,000, offset by decreases in Board of Director fees of approximately $49,000.

●	Increase in personnel related expense of approximately $22,000 due to fringe benefit increases.

●	Increase in stock-based compensation expense of approximately $23,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $46,000.

The dollar decrease of approximately $52,000 in general and administrative expense for the year ended December 31, 2013, as compared to the corresponding period in 2012, is comprised of the following major components:

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

    The dollar increase in sales and marketing expense of approximately $342,000 during the year ended December 31, 2014, as compared to the corresponding period in 2013, is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $195,000 due primarily to headcount increases.

●	Increase in travel and trade show expenses of approximately $100,000. Increase in our Mexico sales office expense of approximately $60,000.

●	Increase in contract services and marketing partnership fees of approximately $8,000 offset by decreases in office related expenses of approximately $31,000.

●	Increase in stock-based compensation of approximately $10,000.

    The dollar increase in sales and marketing expense of approximately $299,000 during the year ended December 31, 2013, as compared to the corresponding period in 2012, is primarily comprised of the following major components:

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

 We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2015 will increase as we pursue large project solution opportunities.

 Research and Development Expense

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs.

    Research and development expense increased approximately $626,000 for the year ended December 31, 2014, as compared to the corresponding period in 2013, due primarily to the following major components:

●	Increase in personnel expenditures of approximately $194,000 due to headcount increases combined with increases in contractor and contract services of approximately $369,000.

●	Increase in travel, rent and office related costs of approximately $54,000.

●	Increase in stock-based compensation of approximately $9,000.

    Research and development expense increased approximately $689,000 for the year ended December 31, 2013, as compared to the corresponding period in 2012, due primarily to the following major components:

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

 Depreciation and Amortization

 During the year ended December 31, 2014, depreciation and amortization expense increased approximately $54,000 as compared to the corresponding period in 2013. During the year ended December 31, 2013, depreciation and amortization expense increased approximately $56,000 as compared to the corresponding period in 2012.  The increases during the 2014 and 2013 periods reflect higher depreciation expense on recent equipment purchases needed to replace older, obsolete equipment. The relatively small amount of depreciation and amortization in both periods is a reflection of the relatively small property and equipment carrying value.

 Interest Expense (Income), Net

 For the year ended December 31, 2014, we recognized interest income of $29,000 and interest expense of $445,000. For the year ended December 31, 2013, we recognized interest income of $1,000 and interest expense of $222,000. For the year ended December 31, 2012, we recognized interest income of $3,000 and interest expense of $21,000.

    Interest expense for the year ended December 31, 2014 contains the following components:

●	Approximately $369,000 of amortization expense of deferred financing fees related to the Lines of Credit;
●	Approximately $56,000 of amortization expense of recognized beneficial conversion feature related to the Lines of Credit borrowings;
●	Approximately $19,000 related to coupon interest on our 7% related party convertible notes and 8% Line of Credit borrowings, and

●	Approximately $1,000 related to miscellaneous interest charges.
    Interest income of approximately $29,000 relates to interest charges to certain customers.

    Interest expense for the year ended December 31, 2013 contains the following components:

●	Coupon interest of approximately $4,000 related to our Related Party Convertible Notes; and

●	Deferred financing fee amortization expense of approximately $218,000.

 Interest expense for the year ended December 31, 2012 contains the following components:

●	Coupon interest on secured notes payable and convertible notes payable of approximately $5,000; and

●	Other interest expense of approximately $16,000.

 Change in Fair Value of Derivative Liabilities

 For the years ended December 31, 2014, 2013 and 2012, we recognized non-cash expenses of approximately $0, $4,776,000 and $4,712,000, respectively.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our Common Stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies. During the three months ended March 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of $20,000 resulting in the issuance of 40,000 shares of the Company’s Common Stock with an aggregate fair value of approximately $57,000.

 Other Income, Net

 For the year ended December 31, 2014, we recognized other income of approximately $297,000 and other expense of $0.  Other income for the year ended December 31, 2014 is comprised of approximately $223,000 from the write off of certain accounts payable and accrued expenses due the expiration of the legal statute of limitations on such liabilities, approximately $35,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company, approximately $37,000 from the return of an advertising deposit previously written off due to uncertainties regarding its return and $2,000 in miscellaneous receipts. For the year ended December 31, 2013, we recognized other income of $446,000 and other expense of $3,000.  Other income for the year ended December 31, 2013 is comprised of approximately $440,000 from the write off of certain accounts payable and accrued expenses due the expiration of the legal statute of limitations on such liabilities and $6,000 in miscellaneous receipts. For the year ended December 31, 2012, we recognized other income of $336,000 and other expense of $14,000.   Other income for the year ended December 31, 2012 contains approximately $336,000 from the write off of certain accounts payable due to the expiration of the legal statute of limitations on such account payable.

 Income Tax Expense

    During the year ended December 2014, we recorded an expense of $25,000 from income taxes, as compared to an expense of $8,000 for the year ended December 31, 2013, and expense of $22,000 for the year ended December 31, 2012.

    During the year ended December 31, 2014, our expense for income taxes of $25,000 related to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

    During the year ended December 31, 2013, our expense for income taxes of $8,000 related to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

 We have incurred consolidated pre-tax losses during the years ended December 31, 2014, 2013 and 2012, and have incurred operating losses in all periods prior to 2009. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

    At December 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $218,000 and accounts receivable, net of $266,000.  As of December 31, 2014, we had negative working capital of $1,813,000, which included $1,827,000 of deferred revenue. We have a history of recurring losses, and as of December 31, 2014, we have incurred a cumulative net loss of approximately $136,294,000.

    During the year ended December 31, 2014, we borrowed an aggregate of $1,550,000 under the Line of Credit for working capital purposes, and have not made any advances under the $500K Line of Credit. Subsequent to December 31, 2014, we borrowed $750,000 and repaid $350,000 under the Line of Credit borrowing facility. In February 2015 the Company consummated the Series E Financing resulting in the issuance of 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share. Approximately 2,000 shares of Series E Preferred were issued in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing the Company’s borrowing capacity under the Line of Credit was reduced to $3,050,000 and the $500K Line of Credit was terminated in accordance with its terms.

   The Series E Financing resulted in gross proceeds to the Company of approximately $10.0 million, with net proceeds of approximately $9.925 million after deducting offering expenses of approximately $75,000.

  As a result of the Series E Financing, we currently have remaining available borrowing capacity aggregating $3,050,000. Any outstanding balance under the Line of Credit is currently set to mature in March 2017, and all amounts due thereunder are required to be repaid at such time, unless the maturity date is extended or the outstanding balance is converted into shares of Common Stock at the option of the holder.

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

 Operating Activities

    Net cash used in operating activities was $6,422,000 during the year ended December 31, 2014 as compared to $4,851,000 during the year ended December 31, 2013 and $5,553,000 during the year ended December 31, 2012.  During the year ended December 31, 2014, net cash used in operating activities consisted of net loss of $7,940,000 and an increase in operating cash from changes in assets and liabilities of $228,000. We also incurred $1,290,000 in net non-cash costs including $909,000 in stock based compensation (which includes $53,000 in warrants issued in lieu of cash as compensation), $426,000 in debt issuance cost amortization and debt discount amortization, and $179,000 in depreciation and amortization offset by $224,000 of non-cash income primarily from the write-off of certain accounts payable and accrued expenses due to the expiration of the statute of limitations. During the year ended December 31, 2014, we used cash of $314,000 to fund increases in current assets and generated cash of $542,000 through increases in current liabilities and deferred revenues, excluding debt.

The cash used in operations of $4,851,000 during the year ended December 31, 2013 consisted of net loss of $9,849,000 and a decrease in operating cash from changes in assets and liabilities of $404,000. Those amounts were offset by net non-cash costs of $5,402,000, including a $4,776,000 unrealized loss related to the change in value of our derivative liabilities, $724,000 in stock-based compensation (which includes $108,000 in warrants issued in lieu of cash as compensation), $217,000 in debt insurance cost amortization, and $125,000 in depreciation and intangible asset amortization offset by $440,000 of non-cash income primarily from the write-off of certain accounts payable and accrued expenses due to the expiration of the statute of limitations. During the year ended December 31, 2013, we used cash of $267,000 to fund increases in current assets and used cash of $137,000 through reductions in current liabilities and deferred revenues, excluding debt.

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

 Investing Activities

 Net cash used in investing activities was $117,000 for the year ended December 31, 2014, $193,000 for the year ended December 31, 2013 and $181,000 for the year ended December 31, 2012. For the year ended December 31, 2014, 2013 and 2012, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures. This level of equipment purchases resulted primarily from the replacement of older equipment.

 Financing Activities

 We generated cash of $4,414,000 from financing activities for the year ended December 31, 2014, as compared to $3,251,000 for the year ended December 31, 2013 and $3,260,000 for the year ended December 31, 2012. During the year ended December 31, 2014, we generated cash of $2,848,000 from the exercise of 4,742,632 Common Stock warrants and $67,000 from the exercise of 98,617 Common Stock options. We also generated cash of $1,550,000 from the issuance of notes payable with warrants resulting from borrowing under our Line of Credit. We used cash of $51,000 for the payment of dividends on our Series B Convertible Redeemable Preferred Stock (“Series B Preferred”).  During the year ended December 31, 2013, we generated cash of $3,291,000 from the exercise of 6,132,779 Common Stock warrants and $11,000 from the exercise of 35,310 Common Stock options. We used cash of $51,000 for the payment of dividends on our Series B Preferred.  During the year ended December 31, 2012, we generated cash of $3,527,000 from the exercise of 7,052,647 Common Stock warrants and $7,000 from the exercise of 24,924 Common Stock options. We used cash of $229,000 for the payment of dividends on our Series B Preferred and $45,000 for the repayment of notes payable.

 Debt

    At December 31, 2014, we had approximately $1,550,000 in outstanding debt, exclusive of any debt discounts, and $17,000 in related accrued interest, each related to the amounts borrowed under the Line of Credit.

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

            The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014 however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014. In December 2013, a holder converted $10,000 of the Related-Party Convertible Notes into 18,182 shares of Common Stock of the Company and exercised 13,636 warrants, on a cashless basis, resulting in the issuance of 9,969 shares of the Company’s Common Stock.

In June 2014 the holders of the remaining Related-Party Convertible Notes converted the remaining principal balance of $55,000 into 100,000 shares of Common Stock of the Company. The holders also elected to convert approximately $30,000 in accrued interest into 54,607 shares of the Company’s Common Stock and in August 2014 the holders exercised 136,364 warrants, on a cashless basis, resulting in the issuance of 105,451 shares of Common Stock.

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

    In April 2014, the Company and the Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3,000,000 (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 (the”500K Line of Credit”) with a second member of the Company’s Board of Directors (the “Second Holder”), which amount is convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the 177,778 warrants issued by the Company to the Holder to purchase shares of the Company’s Common Stock, originally granted to the Holder upon execution of the Amendment.

    In December 2014, the Company and the Holder entered into a further amendment to the Line of Credit to increase the available borrowing to $5,000,000 and extend the maturity date of Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, the Holder has the right to convert up to $2,500,000 outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common sSock for $2.25 per share and any remaining Outstanding Balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5,000,000.

    Advances under the Line of Credit are made at the Company’s request. The Line of Credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a Qualified Financing

  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement. During the years ended December 31, 2014 and 2013, the Company recorded approximately $369,000 and $217,000 in deferred financing fee amortization expense, which is recorded as a component of interest expense in the Company’s consolidated statement of operations.

  The Company evaluated the Line of Credit and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s Common Stock at the date the line of credit agreement was issued (commitment date). As of December 31, 2014, the Company has recognized approximately $296,000 in beneficial conversion feature as debt discount.

    At December 31, 2014, advances made under the Line of Credit agreement aggregated $1,550,000 and there were no borrowings under the 500K Line of Credit. For the year ended December 31, 2014, the Company recorded approximately $56,000 in beneficial conversion feature amortization, which is recorded as a component of interest expense in the Company’s consolidated statement of operations. For activity under the Lines of Credit subsequent to December 31, 2014, see Note 19, “Subsequent Events” below.

Contractual Obligations

   Total contractual obligations and commercial commitments as of December 31, 2014 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	448	448	—	—	—
Convertible line of credit to related party	1,550	—	1,550	—	—
Total	$1,998	448	1,550	—	—

Real Property Leases

    Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2014:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;
●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and
●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until the expiration of the lease on July 31, 2015.

             In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

    At December 31, 2014, future minimum lease payments are as follows:

($ in thousands)
2015	$448
2016	$422
2017	$386
2018	$168
2019 and thereafter	$—
$1,424

Stock-based Compensation

 Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$12	12	11
General and administrative	572	351	332
Sales and marketing	142	132	138
Research and development	130	121	127

Total	$856	616	608

    Off-Balance Sheet Arrangements

    At December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

 FASB ASU No. 2014-15. In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.

 FASB ASU No. 2014-16. In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), "Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity". ASU 2014-16 was issued to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. ASU 2014-16 is effective with fiscal year beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-16 on its consolidated financial statements.

 FASB ASU No. 2015-01. In January 2015, the FASB issued ASU No. 2015-01, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect adoption of ASU No. 2015-01 to have a significant impact on our consolidated financial statements.

 FASB ASU No. 2015-02. In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

 Our consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework.

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

 Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Mayer Hoffman McCann P.C. ("MHM"), our  independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Part IV below.

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

    The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

    The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

    The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference

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
3.4
Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1  to the Company’s Current Report on Form 8-K, filed February 2, 2015).

4.1	Form of Warrant to Purchase Common Stock dated September 5, 2008 (incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).
4.2	Warrant, dated March 12, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 13, 2014).
4.3
Warrant to Purchase Common Stock, dated February 12, 2009, issued by the Company to BET Funding, LLC (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

4.4
Warrant to Purchase Common Stock, dated June 22, 2009, issued by the Company to BET Funding, LLC (incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

4.5
Warrant to Purchase Common Stock, dated October 5, 2009, issued by the Company to BET Funding, LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

4.6	Warrant to Purchase Common Stock, dated December 12, 2011(incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2011).
4.7
Registration Rights Agreement, dated December 12, 2011, by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 21, 2011).

4.8	Form of Amendment to Warrant, dated December 14, 2011 (incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 10-K, filed January 17, 2012).
4.9	Form of Amendment to Warrant, dated March 21, 2012, (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K, filed April 4, 2012).
4.10
Warrant to Purchase Common Stock, dated March 28, 2013 issued by the Company to Neal Goldman (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K, filed April 1, 2013).

4.11	Warrant, dated March 12, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 13, 2014).
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

10.7
Office Space Lease between I.W. Systems Canada Company and GE Canada Real Estate Equity, dated July 25, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed February 24, 2010).

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

10.20	Employment Agreement, dated January 1, 2013, between the Company and Wayne Wetherell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.21	Employment Agreement, dated January 1, 2013, between the Company and Charles AuBuchon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.22	Employment Agreement, dated January 1, 2013, between the Company and David Harding (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.23	Convertible Promissory Note dated March 27, 2013 issued by the Company to Neal Goldman (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, filed April 1, 2013).
10.24	Amendment to Convertible Promissory Note, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 13, 2014).
10.25	Note Exchange Agreement, dated January 29, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 2, 2015).
10.26
Seventh Amendment to Employment Agreement, by and between S. James Miller, Jr. and the Company, dated January 9, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 15, 2015).

10.27
Second Amendment to Employment Agreement, by and between Wayne Wetherell and the Company, dated January 9, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 15, 2015).

10.28
Second Amendment to Employment Agreement, by and between David E. Harding and the Company, dated January 9, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 15, 2015).

10.29	Amendment No. 3 to Convertible Promissory Note, dated December 8, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 10, 2014).
21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1	Consent of Independent valuation firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extention Schema
101.CAL*	XBRL Taxonomy Extention Calculation Linkbase
101.DEF*	XBRL Taxonomy Extention Definition Linkbase
101.LAB*	XBRL Taxonomy Extention Label Linkbase
101.PRE*	XBRL Taxonomy Extention Presentation Linkbase

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 16, 2015	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: March 16, 2015	/s/ Wayne Wetherell
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 16, 2015	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chairman of the Board

Date: March 16, 2015	/s/ David Loesch
David Loesch
Director

Date: March 16, 2015	/s/ Steve Hamm
Steve Hamm
Director
/s/ David Carey
Date: March 16, 2015	David Carey
Director
/s/ John Cronin
Date: March 16, 2015	John Cronin
Director
/s/ Neal Goldman
Date: March 16, 2015	Neal Goldman
Director
/s/ Charles Crocker
Date: March 16, 2015	Charles Crocker
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Imageware Systems, Inc.

We have audited the accompanying consolidated balance sheets of Imageware Systems, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imageware Systems, Inc. as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Imageware Systems, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2015, expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 16, 2015

REPORT OF INDEPENDENT REGESTIRED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Imageware Systems, Inc.

We have audited Imageware Systems, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).  Imageware Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Imageware Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit), and cash flows of Imageware Systems, Inc. for the each of the three years in the period ended December 31, 2014, and our report dated March 16, 2015, expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 16, 2015

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$218	$2,363
Accounts receivable, net of allowance for doubtful accounts of $3 at December 31, 2014 and December 31, 2013	266	302
Inventory, net	916	505
Other current assets	86	148
Total Current Assets	1,486	3,318

Property and equipment, net	211	245
Other assets	153	395
Intangible assets, net of accumulated amortization	144	172
Goodwill	3,416	3,416
Total Assets	$5,410	$7,546

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$459	$486
Deferred revenue	1,827	1,662
Accrued expenses	1,013	924
Derivative liabilities	—	57
Notes payable to related parties	—	55
Total Current Liabilities	3,299	3,184

Convertible line of credit to related party, net of discount	1,311	—
Pension obligation	1,834	1,031
Total Liabilities	6,444	4,215

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at December 31, 2014 and December 31, 2013, respectively; liquidation preference $607 at December 31, 2014 and December 31, 2013.	2	2
Common Stock, $0.01 par value, 150,000,000 shares authorized; 93,513,854 and 87,555,317 shares issued at December 31, 2014 and December 31, 2013, respectively, and 93,507,150 and 87,548,613 shares outstanding at December 31, 2014 and December 31, 2013, respectively.	934	874
Additional paid-in capital	135,982	131,652
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,594)	(830)
Accumulated deficit	(136,294)	(128,303)
Total Shareholders’ Equity (Deficit)	(1,034)	3,331

Total Liabilities and Shareholders’ Equity (Deficit)	$5,410	$7,546

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product	$1,634	$2,686	$1,145
Maintenance	2,525	2,618	2,806
	4,159	5,304	3,951
Cost of revenues:
Product	257	319	227
Maintenance	735	771	975
Gross profit	3,167	4,214	2,749

Operating expenses:
General and administrative	3,818	3,378	3,430
Sales and marketing	2,471	2,129	1,830
Research and development	4,495	3,869	3,180
Depreciation and amortization	179	125	69
	10,963	9,501	8,509
Loss from operations	(7,796)	(5,287)	(5,760)

Interest expense	416	221	18
Change in fair value of derivative liabilities	—	4,776	4,712
Other income, net	(297)	(443)	(322)
Loss before income taxes	(7,915)	(9,841)	(10,168)

Income tax expense	25	8	22
Net loss	$(7,940)	$(9,849)	$(10,190)
Preferred dividends	(51)	(51)	(51)
Net loss available to common shareholders	$(7,991)	$(9,900)	$(10,241)

Basic and diluted loss per common share — see Note 2:
Net loss	$(0.09)	$(0.12)	$(0.14)
Preferred dividends	(—)	(—)	(—)
Basic and diluted loss per share available to common shareholders	$(0.09)	$(0.12)	$(0.14)
Basic and diluted weighted-average shares outstanding	91,795,971	81,231,962	70,894,916

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net loss	$(7,940)	$(9,849)	$(10,190)
Other comprehensive income (loss):
Additional minimum pension liability	(744)	(622)	1
Foreign currency translation adjustment	(20)	(69)	(75)
Comprehensive loss	$(8,704)	$(10,540)	$(10,264)

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

 IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
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

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (In thousands, except share amounts)
(continued)

	Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	239,400	$2	87,555,317	$874	(6,704)	$(64)	$131,652	$(830)	$(128,303)	$3,331
Issuance of Common Stock pursuant to warrant exercises	-	-	4,742,632	47	-	-	2,801	-	-	2,848
Settlement of derivative liabilities pursuant to warrants exercised for cash	-	-	-	-	-	-	57	-	-	57
Issuance of Common Stock pursuant to cashless warrant exercises	-	-	868,565	9	-	-	(9)	-	-	-
Warrants issued to secure increase in line of credit borrowing facility	-	-	-	-	-	-	128	-	-	128
Issuance of Common Stock pursuant to option exercises	-	-	98,617	1	-	-	66	-	-	67
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	296	-	-	296
Warrants issued in lieu of cash as compensation	-	-	-	-	-	-	53	-	-	53
Conversion of related party notes payable to Common Stock	-	-	154,607	2	-	-	83	-	-	85
Stock-based compensation expense	-	-	94,116	1	-	-	855	-	-	856
Additional minimum pension liability	-	-	-	-	-	-	-	(744)	-	(744)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(20)	-	(20)
Dividends on preferred stock	-	-	-	-	-	-	-	-	(51)	(51)
Net loss	-	-	-	-	-	-	-	-	(7,940)	(7,940)
Balance at December 31, 2014	239,400	$2	93,513,854	$934	(6,704)	$(64)	$135,982	$(1,594)	$(136,294)	$(1,034)

 The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
Cash flows from operating activities	2014	2013	2012
Net loss	$(7,940)	$(9,849)	$(10,190)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	179	125	69
Amortization of debt discounts and debt issuance costs	426	217	15
Stock-based compensation	856	616	608
Change in fair value of derivative liabilities	—	4,776	4,712
Reduction in accounts payable and accrued expenses from expiration of statute of limitations	(224)	(440)	(336)
Warrants issued in lieu of cash as compensation for services	53	108	27
Change in assets and liabilities
Accounts receivable	35	26	20
Inventory	(411)	(243)	(217)
Other assets	62	(50)	(20)
Accounts payable	188	(130)	(8)
Accrued expenses	130	(116)	(737)
Deferred revenue	165	102	494
Pension obligation	59	7	10

Total adjustments	1,518	4,998	4,637

Net cash used by operating activities	(6,422)	(4,851)	(5,553)

Cash flows from investing activities
Purchase of property and equipment	(117)	(193)	(181)

Net cash used by investing activities	(117)	(193)	(181)

Cash flows from financing activities
Proceeds from line of credit	1,550	—	—
Repayment of notes payable	—	—	(45)
Proceeds from exercise of stock options	67	11	7
Dividends paid	(51)	(51)	(229)
Proceeds from exercised warrants to purchase stock	2,848	3,291	3,527

Net cash provided by financing activities	4,414	3,251	3,260

Effect of exchange rate changes on cash and cash equivalents	(20)	(69)	(74)
Net decrease in cash and cash equivalents	(2,145)	(1,862)	(2,548)
Cash and cash equivalents at beginning of year	2,363	4,225	6,773
Cash and cash equivalents at end of year	$218	$2,363	$4,225
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$—	$—
Cash paid for income taxes	$1	$1	$—
Summary of non-cash investing and financing activities:
Conversion of related party notes payable into Common Stock	$85	$10	$—
Warrants issued for intangible asset purchase	$—	$—	$87
Beneficial conversion feature of convertible debt	$296	$—	$—
Contingent royalty payment	$—	$—	$72
Acquisition of intangible assets with warrants	$—	$—	$(159)
Issuance of Common Stock pursuant to cashless warrant exercises	$9	$45	$704
Additional minimum pension liability	$(744)	$(622)	$—
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$57	$6,684	$13,588
Issuance of common warrants securing line of credit borrowing facility	$128	$580	$—
Issuance of restricted stock pursuant to achievement of vesting conditions	$1	$1	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

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

 Recent Developments

Series E Preferred Stock Financing

On January 29, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series E Convertible Preferred Stock (“Certificate of Designations”) with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Convertible Preferred Stock (“Series E Preferred”). Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”), equal to the Liquidation Preference, divided by $1.90.

In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the ”Series E Financing”). Approximately 2,000 shares were issued in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit, as defined below, was reduced to $3,050,000, and the $500K Line of Credit, as defined below, was terminated.

The Series E Financing resulted in gross proceeds to the Company of approximately $10.0 million, with net proceeds of approximately $9.925 million after deducting offering expenses of approximately $75,000.

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

Lines of Credit

    At December 31, 2014, the Company had two unsecured lines of credit, one with maximum available borrowings of up to $5.0 million that matures in March 2017 (the “Line of Credit”) and another with maximum available borrowings of up to $500,000 that matures in March 2015 (the “$500K Line of Credit”) (together, the “Lines of Credit”). The Lines of Credit were extended by two existing members of our Board of Directors (the “Holders”) and, at the election of the Holders, are convertible into shares of the Company’s Common Stock at prices ranging from $0.95 per share to $2.30 per share, in accordance with the terms and conditions of the Lines of Credit.

    Advances under the Lines of Credit are made at the Company’s request. Up to the date of the Series E Financing, the Company received $1.95 million in advances under the Line of Credit and no advances under the $500K Line of Credit. As a result of the Series E Financing, approximately 2,000 shares of Series E Preferred were issued in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1.95 million in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit agreement was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

Liquidity, Capital Resources and Going Concern Uncertainty

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

 With the February 2015 consummation of the Series E Financing and existing Line of Credit borrowing facility, management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from the date of this filing and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months.

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

 The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits. Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts”. Amounts billed to customers in excess of revenues recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts”. Revenue from contracts for which the Company cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable, when all other significant obligations have been fulfilled and the Company has obtained vendor specific objective evidence (“VSOE”) of the fair value of the undelivered element. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Pricing of maintenance contracts is consistent period to period and calculated as a percentage of the software or hardware revenue.  Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenue". Sales tax collected from customers is excluded from revenue.

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

 The Company did not record any goodwill impairment charges for the years ended December 31, 2014, 2013 or 2012.

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

 Concentration of Credit Risk

 Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2014 and 2013 exceeded the FDIC insurance limits of $250,000 for 2014 and 2013. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $3,000 at December 31, 2014 and 2013.

 For the year ended December 31, 2014 one customer accounted for approximately 17% or $725,000 of total revenues and had trade receivables of $0 as of the end of the year.  For the year ended December 31, 2013 one customer accounted for approximately 42% or $2,211,000 of total revenues and had trade receivables of $0 as of the end of the year. For the year ended December 31, 2012, one customer accounted for approximately 15% or 611,000 of total revenues and $0 trade receivables as of the end of the year.

 Stock-Based Compensation

 At December 31, 2014, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

 The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $618,000, $575,000 and $571,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

 ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2014, 2013 and 2012 ranged from 71% to 103%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2014, 2013 and 2012 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2014, 2013 and 2012 averaged 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 2015.  Such shares are forfeitable should the Board members’ service be terminated.

In December 2013, the Company issued 144,000 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 2014.  Such shares are forfeitable should the Board members’ service be terminated.  For the year ended December 31, 2014, the Company recorded approximately $238,000 as compensation expense.

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

 Foreign Currency Translation

 The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive income, decreased approximately $20,000 for the year ended December 31, 2014, decreased approximately $69,000 for the year ended December 31, 2013 and decreased approximately $75,000 for the year ended December 31, 2012.

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

 Advertising Costs

 The Company expenses advertising costs as incurred. The Company incurred approximately $9,000 in advertising expenses during the year ended December 31, 2014 and $12,000 in advertising expenses during the years ended December 31, 2013 and 2012.

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

(Amounts in thousands, except share and per share amounts)	Year Ended December 31,
	2014	2013	2012
Numerator for basic and diluted loss per share:
Net loss	$(7,940)	$(9,849)	$(10,190)
Preferred dividends	(51)	(51)	(51)
Net loss available to common shareholders	$(7,991)	$(9,900)	$(10,241)

Denominator for basic loss per share — weighted-average shares outstanding	91,795,971	81,231,962	70,894,916
Effect of dilutive securities	—	—	—
Denominator for diluted loss per share — weighted-average shares outstanding	91,795,971	81,231,962	70,894,916

Basic and diluted loss per share:
Net loss	$(0.09)	$(0.12)	$(0.14)
Preferred dividends	(—)	(—)	(—)
Net loss available to common shareholders	$(0.09)	$(0.12)	$(0.14)

    The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2014	Common Share Equivalents at December 31, 2013	Common Share Equivalents at December 31, 2012
Convertible notes payable and lines of credit	1,649,548	101,185	100,018
Convertible preferred stock – Series B	46,029	46,139	47,880
Stock options	4,057,296	1,782,221	1,135,077
Restricted stock grants	—	80,932	324,863
Warrants	977,778	8,455,124	24,996,737
Total Potential Dilutive Securities	6,730,651	10,465,601	26,604,575

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

FASB ASU No. 2014-15. In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective in the fourth quarter of 2016, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on our consolidated financial statements.

FASB ASU No. 2014-16. In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), "Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity". ASU 2014-16 was issued to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. ASU 2014-16 is effective with fiscal year beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-16 on its consolidated financial statements.

FASB ASU No. 2015-01. In January 2015, the FASB issued ASU No. 2015-01, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect adoption of ASU No. 2015-01 to have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-02. In February 2015, the FASB issued ASU No. 2015-02 which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

	Fair Value at December 31, 2014
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,654	$1,654	$—	$—
Totals	$1,654	$1,654	$—	$—
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

	Fair Value at December 31, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,790	$1,790	$—	$—
Totals	$1,790	$1,790	$—	$—
Liabilities:
Derivative liabilities	$57	$—	$—	$57
Totals	$57	$—	$—	$57

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

 As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s Common Stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000 which is reflected as a current liability in the consolidated balance sheet as of December 31, 2013. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulation methodologies and the Black-Scholes valuation model in the determination of the fair value of the derivative liabilities.  During the year ended December 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised by their holders.

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

 A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities
Balance December 31, 2011	$11,824
Included in earnings	4,712
Settlements	(14,292)
Issuances	—
Transfers in and /or out of Level 3	—
Balance December 31, 2012	$2,244
Included in earnings	4,776
Settlements	(6,963)
Issuances	—
Transfers in and /or out of Level 3	—
Balance at December 31, 2013	$57
Included in earnings	—
Settlements	(57)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at December 31, 2014	$—

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

4.  INTANGIBLE ASSETS AND GOODWILL

 The Company has intangible assets in the form of trademarks, trade names and patents. The carrying amount of the Company’s acquired trademarks and trade names were approximately $15,000, $31,000 and $47,000 as of December 31, 2014,  2013 and 2012, respectively, which include accumulated amortization of $332,000, $316,000 and $300,000 as of December 31, 2014, 2013 and 2012, respectively. Amortization expense related to trademarks and tradenames was $16,000 for the years ended December 31, 2014, 2013 and 2012. All intangible assets are amortized over their estimated useful lives with no estimated residual values. Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

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

The carrying amounts of the Company’s patent intangible assets were $129,000, $141,000 and $147,000 as of December 31, 2014, 2013 and 2012, respectively, which includes accumulated amortization of $530,000, 518,000, and $512,000 as of December 31, 2014, 2013 and 2012, respectively.  Amortization expense for patent intangible assets was $12,000 for the years ended December 31, 2014 and 2013 and $6,000 for the year ended December 31, 2012. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 11.5 years.

 The following table presents the changes in the carrying amounts of the Company’s acquired intangible assets for the years ended December 31, 2014, 2013 and 2012. All intangible assets are being amortized over their estimated useful lives with no estimated residual values.

($ in thousands)	Total
Balance of intangible assets as of December 31, 2011	$63
Intangible assets acquired	159
Amortization	(22)
Impairment losses	—
Balance of intangible assets as of December 31, 2012	$200
Intangible assets acquired	—
Amortization	(28)
Impairment losses	—
Balance of intangible assets as of December 31, 2013	$172
Intangible assets acquired	—
Amortization	(28)
Impairment losses	—
Balance of intangible assets as of December 31, 2014	$144

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of December 31, 2014, 2013 and 2012.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2015	$27
2016	12
2017	12
2018	12
2019	12
Thereafter	69
Totals	$144

5.  RELATED PARTIES

    Related Party Convertible Notes. As more fully described in Note 9 to these consolidated financial statements, on November 14, 2008, the Company entered into Related-Party Convertible Notes in the principal aggregate amount of $110,000, with certain officers and members of the Company’s Board of Directors. The Related-Party Convertible Notes bear interest at 7.0% per annum and were due February 14, 2009. The principal amount of the Related-Party Convertible Notes plus accrued but unpaid interest is convertible at the option of the holder into Common Stock of the Company. The number of shares into which the Related-Party Convertible Notes are convertible shall be calculated by dividing the outstanding principal and accrued but unpaid interest by $0.50 (the “Conversion Price”).

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

            The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014 however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014. In December 2013, a holder converted $10,000 of the Related-Party Convertible Notes into 18,182 shares of Common Stock of the Company and exercised 13,636 warrants, on a cashless basis, resulting in the issuance of 9,969 shares of the Company’s Common Stock.

    In June 2014 the holders of the remaining Related-Party Convertible Notes converted the remaining principal balance of $55,000 into 100,000 shares of Common Stock of the Company. The holders also elected to convert approximately $30,000 in accrued interest into 54,607 shares of the Company’s Common Stock and in August 2014 the holders exercised 136,364 warrants, on a cashless basis, resulting in the issuance of 105,451 shares of the Company’s Common Stock.

    Cronin Agreement. During the year ended December 31, 2012 the Company entered into a series of professional service contracts with an entity that a member of the Company’s Board of Directors has an ownership interest in. The aggregate contract value was $370,000 for the year ended December 31, 2012. The Company paid the professional services firm $0 in 2014, $0 in 2013 and approximately $188,000 in 2012.

    Lines of Credit. The Company currently has two unsecured lines of credit, the Line of Credit with maximum available borrowings of up to $3,050,000 (reduced to $3,050,000 from $5,000,000 as a result of the February 2015 Series E financing) that matures in March 2017 and the $500K Line of Credit with maximum available borrowings of up to $500,000 that matures in March 2015. The Lines of Credit were extended by two existing members of our Board of Directors and, at the election of the Holders, are convertible into shares of the Company’s Common Stock at prices ranging from $0.95 per share to $2.30 per share, in accordance with the terms and conditions of the Lines of Credit.

    In February 2015 the Company consummated the Series E Financing, resulting in the issuance of 12,000 shares of Series E Preferred Stock to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share. Approximately 2,000 shares of Series E Preferred were issued in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing the Company’s borrowing capacity under the Line of Credit agreement was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

    Advances under the Lines of Credit are made at the Company’s request. As of December 31, 2014, the Company has received $1,550,000 in advances under the Line of Credit and no advances under the $500K Line of Credit. See Note 9, “Notes Payable and Lines of Credit”, below for a complete description of the Lines of Credit and related transactions.

6.  INVENTORY

 Inventories of $916,000 as of December 31, 2014 were comprised of work in process of $909,000.  Work in process inventories are comprised of direct labor costs on in-process projects of $881,000 and equipment on in-process projects of $28,000. Finished goods inventories were $7,000 net of reserves for obsolete and slow-moving items of $3,000. Inventories of $505,000 as of December 31, 2013 were comprised of work in process of $499,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

7.  PROPERTY AND EQUIPMENT

 Property and equipment at December 31, 2014 and 2013, consists of:

($ in thousands)	2014	2013

Equipment	$818	$700
Leasehold improvements	5	5
Furniture	103	103
	926	808
Less accumulated depreciation	(715)	(563)
	$211	$245

 Total depreciation expense for the years ended December 31, 2014, 2013 and 2012 was approximately $152,000, $97,000 and $47,000, respectively.

8.  ACCRUED EXPENSES

 Principal components of accrued expenses consist of:
($ in thousands)	December 31, 2014	December 31, 2013

Compensated absences	$290	$241
Wages, payroll taxes and sales commissions	4	4
Customer deposits	68	38
Liquidated damages	200	200
Royalties	147	147
Pension and employee benefit plans	35	33
Income and sales taxes	171	142
Interest and dividends	38	52
Other	60	67
	$1,013	$924

9.  NOTES PAYABLE AND LINES OF CREDIT

    Outstanding notes payable and line of credit consist of the following:
($ in thousands)	December 31, 2014	December 31, 2013
Notes payable to related parties:
7% convertible promissory notes. Face value of notes $0 and $55 at December 31, 2014 and 2013, respectively. Discount on notes is $0 at December 31, 2014 and 2013. In January 2013, the Company received an extension to June 30, 2014. Notes were converted in their entirety as of June 30, 2014.	$—	$55
Line of Credit to a related party
8% convertible line of credit. Face value of advances under line of credit $1,550 at December 31, 2014 and $0 at December 31, 2013. Discount on advances under line of credit is $239 at December 31, 2014 and $0 at December 31, 2013. Maturity date is March 27, 2017.	1,311	—

Total notes payable and line of credit to related parties	1,311	55
Less current portion	(—)	(55)
Long-term notes payable and line of credit to related parties	$1,311	$—

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

    The Company did not repay the notes on January 31, 2010.  During the year ended December 31, 2012, the Company repaid $45,000 in principal to certain holders of the Related-Party Convertible Notes. On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable no later than June 30, 2014 however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014. In December 2013, a holder converted $10,000 of the Related-Party Convertible Notes into 18,182 shares of Common Stock of the Company and exercised 13,636 warrants, on a cashless basis, resulting in the issuance of 9,969 shares of the Company’s Common Stock.

    In June 2014 the holders of the remaining Related-Party Convertible Notes converted the remaining principal balance of $55,000 into 100,000 shares of Common Stock of the Company. The holders also elected to convert approximately $30,000 in accrued interest into 54,607 shares of the Company’s Common Stock and in August 2014 the holders exercised 136,364 warrants, on a cashless basis, resulting in the issuance of 105,451 shares of the Company’s Common Stock.

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

    In April 2014, the Company and the Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3,000,000 (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 (the”500K Line of Credit”) with a second member of the Company’s Board of Directors (the “Second Holder”), which amount is convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the 177,778 warrants issued by the Company to the Holder to purchase shares of the Company’s Common Stock, originally granted to the Holder upon execution of the Amendment.

    In December, 2014, the Company and the Holder entered into a further amendment to the Line of Credit to increase the available borrowing to $5,000,000 and extend the maturity date of Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, the Holder has the right to convert up to $2,500,000 outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5,000,000.

    Advances under the credit facility are made at the Company’s request. The line of credit shall terminate, and no further advances shall be made, upon the earlier of the Maturity Date or such date that the Company consummates a Qualified Financing.

    The Company estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement. During the years ended December 31, 2014 and 2013, the Company recorded approximately $369,000 and $217,000 in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s consolidated statements of operation.

    The Company evaluated the lines of credit agreements and determined that the instrument contains a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the exercise price and trading value of the Company’s Common Stock at the date the line of credit agreement was issued (commitment date). As of December 31, 2014, the Company had recognized approximately $296,000 in beneficial conversion feature as debt discount.

    As of December 31, 2014, advances made under the Line of Credit agreement aggregated $1,550,000 and there were no borrowings under the 500K Line of Credit. During the year ended December 31, 2014, the Company recorded approximately $56,000 in beneficial conversion feature amortization expense which is recorded as a component of interest expense in the Company’s consolidated statement of operations. For activity under the Lines of Credit subsequent to December 31, 2014, see Note 19, “Subsequent Events” below.

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

 As of December 31, 2013, the Company had 40,000 outstanding warrants to purchase shares of the Company’s Common Stock that qualified for derivative liability treatment.  The recorded fair market value of those warrants at December 31, 2013 was approximately $57,000, which was reflected as a current liability in the consolidated balance sheet as of December 31, 2013. During the year ended December 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of approximately $20,000 resulting in the issuance of 40,000 shares of the Company’s Common Stock with an aggregate fair value of approximately $57,000.

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

 ASC 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The amount accrued for uncertain tax positions was zero at December 31, 2014, 2013 and 2012, respectively.

 The Company’s uncertain position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax position could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2014 and 2013 was $11,000 and $12,000, respectively.

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

    The significant components of the income tax provision are as follows:

($ in thousands)	Year Ended December 31,
Current	2014	2013	2012
Federal	$—	$—	$—
State	—	—	—
Foreign	25	8	22

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$25	$8	$22

 The principal components of the Company’s deferred tax assets at December 31, 2014, 2013 and 2012 are as follows:

($ in thousands)	2014	2013	2012

Net operating loss carryforwards	$14,200	$12,703	$11,554
Intangible and fixed assets	427	538	653
Stock based compensation	1,565	1,319	1,089
Reserves and accrued expenses	6	6	6
Other	(85)	(121)	(140)
	16,113	14,445	13,162
Less valuation allowance	(16,113)	(14,445)	(13,162)

Net deferred tax assets	$—	$—	$—

 A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2014	2013	2012

Amounts computed at statutory rates	$(2,699)	$(3,349)	$(3,465)
State income tax, net of federal benefit	(212)	(47)	(81)
Expiration of net operating loss carryforwards	708	75	473
Non-deductible interest and change in fair value of derivative liabilities	145	1,698	1,602
Foreign taxes	386	370	473
Other	4	4	4
Net change in valuation allowance on deferred tax assets	1,693	1,257	1,016

	$25	$8	$22

    The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

    At December 31, 2014, 2013 and 2012, the Company had federal and state net operating loss carryforwards, a portion of which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2015 through 2033. The state net operating loss carryforwards expire at various dates from 2015 through 2023.

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

 Tax returns for the years 2010 through 2014 are subject to examination by taxing authorities.

12.  COMMITMENTS AND CONTINGENCIES

 Employment Agreements

 The Company has employment agreements with its Chief Executive Officer, Senior Vice President of Administration and Chief Financial Officer, Chief Technical Officer, and Senior Vice President of Sales and Marketing. The Company may terminate the agreements with or without cause. Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination  (as defined in the employment agreements) by the Company or by the executive:

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

    Under the terms of the employment agreements with our Senior Vice President of Administration and Chief Financial Officer, this executive will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of six months; (iii) immediate vesting of 50% of their outstanding stock options and restricted stock awards. In the event that their employment is terminated within six months prior to or thirteen months following a change of control (defined below), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

    Under the terms of the employment agreements with our Chief Technical Officer and Senior Vice President of Sales and Marketing, these executives will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of six months. In the event that their employment is terminated within six months prior to or thirteen months following a change of control (defined below), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

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

 Leases

  The Company’s corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2014:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until the expiration of the lease on July 31, 2015.

 At December 31, 2014, future minimum lease payments are as follows:

($ in thousands)
2015	$448
2016	422
2017	386
2018	168
2019 and thereafter	—
$1,424

 Rental expense incurred under operating leases for the years ended December 31, 2014, 2013 and 2012 was approximately $430,000, $418,000 and $521,000, respectively.

13.  EQUITY

 The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

 Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Preferred outstanding as of December 31, 2014 and 2013. At December 31, 2014 and 2013, the Company had cumulative undeclared dividends of approximately $8,000 ($0.03 per share). There were no conversions of Series B Preferred into Common Stock during the year ended December 31, 2014 or 2013.

 Common Stock

 The following table summarizes outstanding Common Stock activity for the following periods:

Common Stock

Shares outstanding at December 31, 2011	67,988,916
Shares issued pursuant to warrants exercised for cash	7,052,647
Shares issued pursuant to cashless warrants exercised	1,573,362
Shares issued pursuant to option exercises	24,924
Shares outstanding at December 31, 2012	76,639,849
Shares issued pursuant to warrants exercised for cash	6,132,779
Shares issued pursuant to cashless warrants exercised	4,458,493
Conversion of related-party notes payable into Common Stock	18,182
Shares issued as compensation in lieu of cash	264,000
Shares issued pursuant to option exercises	35,310
Shares outstanding at December 31, 2013	87,548,613
Shares issued pursuant to warrants exercised for cash	4,742,632
Shares issued pursuant to cashless warrants exercised	868,565
Conversion of related-party notes payable into Common Stock	154,607
Shares issued as compensation in lieu of cash	94,116
Shares issued pursuant to option exercises	98,617
Shares outstanding at December 31, 2014	93,507,150

 During the year ended December 31, 2014, the Company issued 98,617 shares of Common Stock pursuant to the exercise of 98,617 options for cash proceeds of approximately $67,000.  During the year ended December 31, 2014, the Company issued 4,742,632 shares of Common Stock pursuant to the exercise of 4,742,632 warrants for cash proceeds of approximately $2,848,000. During the year ended December 31, 2014, the Company issued 868,565 shares of Common Stock pursuant to the cashless exercise of 1,125,784 warrants. Also during the year ended December 31, 2014, the Company issued 154,607 shares of Common Stock pursuant to the conversion of $55,000 of Related-Party Convertible notes payable principal and $30,000 of accrued interest. The Company also issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 31, 2015.  Such shares are forfeitable should the Board members’ service be terminated.

 Warrants

 As of December 31, 2014, warrants to purchase 977,778 shares of Common Stock at prices ranging from $0.50 to $2.25 were outstanding. All warrants are exercisable as of December 31, 2014 and expire at various dates through December 2016, with the exception of an aggregate of 380,000 warrants, which become exercisable only upon the attainment of specified events.

 The following table summarizes warrant activity for the following periods:
	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2011	28,453,760	$0.52
Granted	305,000	$0.92
Expired / Canceled	(12,000)	$0.50
Exercised	(9,958,275)	$0.50
Balance at December 31, 2012	18,788,485	$0.56
Granted	1,232,632	$1.01
Expired / Canceled	(688,749)	$1.49
Exercised	(12,733,952)	$0.52
Balance at December 31, 2013	6,598,416	$0.63
Granted	302,778	$2.02
Expired / Canceled	(55,000)	$1.10
Exercised	(5,868,416)	$0.58
Balance at December 31, 2014	977,778	$1.22

 During the year ended December 31, 2014, the Company issued to certain consultants warrants to purchase an aggregate of 125,000 shares of the Company’s Common Stock. Such warrants have exercise prices ranging from $1.10 to $1.83 per share and have terms ranging from one to three years from the date of issuance. An aggregate of 380,000 of these warrants become exercisable only upon the attainment of specified events. No such events were obtained during the year ended December 31, 2014.

 During the year ended December 31, 2014, the Company issued to an existing shareholder and member of our Board of Directors warrants to purchase 177,778 shares of the Company’s Common Stock. Such warrants have an exercise price of $2.25 per share and a term of two years from the date of issuance.

 During the year ended December 31, 2014, there were 1,125,784 warrants exercised pursuant to cashless transactions and 55,000 warrants expired. During the year ended December 31, 2014, there were 4,742,632 warrants exercised for cash resulting in cash proceeds to the Company of approximately $2,848,000. The Company issued 865,565 shares of its Common Stock pursuant to cashless warrant exercises and 4,742,632 shares of its Common Stock pursuant to warrants exercised for cash.

 The following table summarizes information regarding the warrants outstanding as of December 31, 2014:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$0.50	250,000	2.0	$0.50
$0.80	150,000	3.0	$0.80
$0.98	100,000	1.0	$0.98
$1.10	100,000	1.4	$1.10
$1.14	30,000	0.0	$1.14
$1.72	70,000	0.7	$1.72
$1.83	100,000	1.0	$1.83
$2.25	177,778	0.2	$2.25
	977,778

14.  STOCK-BASED COMPENSATION

Stock Options

 As of December 31, 2014, the Company had two active stock-based compensation plans: the 1999 Stock Option Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”).

 1999 Plan

 The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below.

 2001 Plan

 The 2001 Plan was adopted by the Company’s Board of Directors on September 12, 2001.  Under the terms of the 2001 Plan, the Company could issue stock awards to employees, directors and consultants of the Company, and such stock awards could be given for non-statutory stock options (options not intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock bonuses, and rights to acquire restricted stock. The 2001 Plan is administered by the Board of Directors or a Committee of the Board. The Company originally reserved 1,000,000 shares of its Common Stock for issuance under the 2001 Plan. Options granted under the 2001 Plan shall not be less than 85% of the market value of the Company’s Common Stock on the date of the grant, and, in some cases, may not be less than 110% of such fair market value. The term of options granted under the 2001 Plan as well as their vesting are determined by the Board and to date, options have been granted with a ten year term and vesting over a three year period. While the Board may suspend or terminate the 2001 Plan at any time, if not terminated earlier, it will terminate on the day before its tenth anniversary of the date of adoption.  As of December 31, 2014, the Company does not anticipate issuing any additional stock awards under this plan.  Any shares not issued in connection with the awards outstanding under the 2001 Plan will become available for issuance under the 1999 Plan.  The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below.

 A summary of the activity under the Company’s stock option plans is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2011	1,707,713	$0.76	7.6
Granted	1,437,500	$0.89	—
Expired/Cancelled	(89,068)	$0.92	—
Exercised	(24,924)	$0.29	—

Balance at December 31, 2012	3,031,221	$0.82	7.9
Granted	817,500	$1.39	—
Expired/Cancelled	(30,000)	$0.74	—
Exercised	(35,310)	$0.31	—

Balance at December 31, 2013	3,783,411	$0.94	7.4
Granted	435,000	$2.13	—
Expired/Cancelled	(62,498)	$1.96	—
Exercised	(98,617)	$0.68	—

Balance at December 31, 2014	4,057,296	$1.06	6.8

 At December 31, 2014, a total of 4,057,296 options were outstanding of which 3,063,392 were exercisable at a weighted average price of $0.87 per share with a remaining weighted average contractual term of approximately 6.1 years.  The Company expects that, in addition to the 3,063,392 options that were exercisable as of December 31, 2014, another 978,347 will ultimately vest resulting in a combined total of 4,041,739.  Those 4,041,739 shares have a weighted average exercise price of $1.06, an aggregate intrinsic value of approximately $5,423,380 and a weighted average remaining contractual life of 6.8 years as of December 31, 2014.

 During the year ended December 31, 2014, there were 98,617 options exercised for cash resulting in the issuance of 98,617 shares of the Company’s Common Stock and proceeds of approximately $67,000.  During the year ended December 31, 2013, there were 35,310 options exercised which resulted in proceeds of approximately $11,000 to the Company.

 The intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was approximately $170,000 and $59,000, respectively. The intrinsic value of options exercisable at December 31, 2014 and 2013 was approximately $4,696,000 and $2,648,000, respectively.  The aggregate intrinsic value for all options outstanding as of December 31, 2014 and 2013 was approximately $5,427,000 and $3,786,000, respectively.

 The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining Life	Average	Number	Average
	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$0.17–0.24	420,221	4.0	$0.19	420,221	$0.19
$0.54-0.74	752,580	5.7	$0.72	716,346	$0.72
$0.77-1.15	2,047,495	7.1	$0.95	1,740,144	$0.96
$1.45-2.74	837,000	8.7	$2.07	186,681	$2.10
Total	4,057,296			3,063,392

    During the year ended December 31, 2014, 864,157 shares vested with a weighted-average grant-date fair value of approximately $0.80 and approximately 62,498 shares forfeited or expired, of which 15,000 were vested and exercisable, with a weighted-average grant-date fair value of $1.75 resulting in 3,063,392 shares exercisable, with a weighted-average grant-date fair value of approximately $0.70 as of December 31, 2014.

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

    At December 31, 2012, there were 1,473,546 shares outstanding and un-exercisable as they had not yet met the vesting criteria.  Those options had a weigtted-average grant-date fair value of approximately $0.86.

    The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2014, 2013 and 2012 was $1.37, $0.97 and $0.71, respectively. At December 31, 2014, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $990,000, which will be amortized over the weighted-average remaining requisite service period of 1.3 years.

Restricted Stock Awards

    In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 2015.  Such shares are forfeitable should the Board members’ services be terminated. For this share issuance, the Company will begin recording compensation expense as the services are provided.

    In December 2013, the Company issued 144,000 shares of its Common Stock to certain members of the company’s Board of Directors as compensation for services to be rendered through December 2014.  Such shares are forfeitable should the Board members’ services be terminated. For the year ended December 31, 2014, the Company recorded approximately $238,000 as compensation expense.

    In January of 2010, the Company issued 847,258 shares of restricted stock to members of management and the Board. These shares vested quarterly over a three-year period. The restricted shares were issued as compensation for the cancellation of 1,412,096 options held by members of management and the Board. The Company evaluated the exchange in accordance with ASC 718 and determined there was no incremental cost to be recorded in conjunction with the exchange as the fair value of the options surrendered at the modification date exceeded the fair value of the restricted shares issued at the modification date. Stock-based compensation expense related to these restricted stock grants was approximately $0, $0 and $37,000 for the year ended December 31, 2014, 2013 and 2012, respectively.

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

Common Stock Reserved for Future Issuance

    The following table summarizes the Common Stock reserved for future issuance as of December 31, 2014:

Common Stock

Convertible preferred stock – Series B	46,029
Convertible lines of credit	1,649,548
Stock options outstanding	4,057,296
Warrants outstanding	977,778
Restricted stock grants	—
Authorized for future grant under stock option plans	2,651,932
9,382,583

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

  Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2012, the Company authorized a discretionary contribution of approximately $87,000 for the 2012 plan year.  Such contribution was paid in January, 2013. In 2013, the Company authorized contributions of approximately $107,000 for the 2013 plan year of which $79,000 were paid prior to December 31, 2013. In 2014, the Company authorized contributions of approximately $118,000 for the 2014 plan year of which $88,000 were paid prior to December 31, 2014.

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

($ in thousands)	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$2,821	$2,031	$1,846
Service cost	—	2	2
Interest cost	106	94	87
Actuarial (gain) loss	1,003	577	(7)
Effect of exchange rate changes	(442)	117	103
Effect of curtailment	—	—	—
Benefits paid	—	—	—
Benefit obligation at end of year	3,488	2,821	2,031

Change in plan assets:
Fair value of plan assets at beginning of year	1,790	1,630	1,455
Actual return of plan assets	47	41	36
Company contributions	43	43	42
Benefits paid	—	—	—
Effect of exchange rate changes	(226)	76	97
Fair value of plan assets at end of year	1,654	1,790	1,630
Funded status	(1,834)	(1,031)	(401)
Unrecognized actuarial loss (gain)	1,911	922	317
Unrecognized prior service (benefit) cost	—	—	—
Additional minimum liability	(1,911)	(922)	(317)
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(1,834)	$(1,031)	$(401)

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	6.4%	10.4%	11.55%
Debt securities	87.4%	83.1%	81.05%
Other	6.2%	6.5%	7.5%
Total	100%	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	$—	$2	$2
Interest cost on projected benefit obligations	106	94	87
Expected return on plan assets	—	—	—
Amortization of prior service costs	—	—	—
Amortization of actuarial loss	—	—	—
Net periodic benefit costs	$106	$96	$89

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	2.2%	3.9%	4.6%
Expected return on plan assets	4.0%	4.0%	4.0%
Rate of pension increases	2%	2%	1%
Rate of compensation increase	N/A	N/A	N/A

The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$3,488	$2,821	$2,031
Accumulated benefit obligation	$3,488	$2,821	$2,031
Fair value of plan assets	$1,654	$1,790	$1,630

 As of December 31, 2014, the following benefit payments are expected to be paid as follows:

2015	$16
2016	$16
2017	$88
2018	$90
2019	$92
2020 — 2024	$607

 The Company made contributions to the plan of approximately $43,000 during years 2014 and 2013 and approximately $42,000 during 2012.

 The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. The Company’s pension assets are classified within Level 1 of the fair value hierarchy, as defined under ASC 820, because they are valued using market prices. The pension assets are primarily comprised of the cash surrender value of insurance contracts. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The measurement date used to determine the benefit information of the plan was January 1, 2015.

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

 As of December 31, 2014, 2013 and 2012, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2014	2013	2012

Additional minimum pension liability	$(1,323)	$(579)	$43
Foreign currency translation adjustment	(271)	(251)	(182)
Ending balance	$(1,594)	$(830)	$(139)

18.  QUARTERLY INFORMATION (UNAUDITED)

    The following table sets forth selected quarterly financial data for 2014, 2013 and 2012 (in thousands, except share and per share data):

	2014 (by quarter)
	1	2	3	4

Revenues	$1,063	$937	$919	$1,240
Cost of Sales	251	232	248	261
Operating expenses	2,706	2,667	2,793	2,797
Loss from Operations	(1,894)	(1,962)	(2,122)	(1,818)
Interest expense (income), net	79	105	104	128
Other expense (income), net	(283)	(5)	(1)	(8)
Income tax expense (benefit)	—	12	3	10
Net loss	$(1,690)	$(2,074)	$(2,228)	$(1,948)

Net loss per share:
Net loss	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Preferred dividends	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic loss per share to common shareholders	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Basic weighted-average shares outstanding	88,604,221	91,930,400	93,162,548	93,384,834

	2013 (by quarter)
	1	2	3	4

Revenues	$856	$1,024	$2,496	$928
Cost of Sales	237	296	299	258
Operating expenses	2,316	2,306	2,375	2,504
Loss from Operations	(1,697)	(1,578)	(178)	(1,834)
Interest expense (income), net	1	73	73	74
Change in fair value of derivative liabilities	1,176	3,973	(470)	97
Other expense (income), net	(104)	(4)	(123)	(212)
Income tax expense (benefit)	3	(1)	3	3
Net income (loss)	$(2,773)	$(5,619)	$339	$(1,796)

Net income (loss) per share:
Net income (loss)	$(0.04)	$(0.07)	$0.00	$(0.02)
Preferred dividends	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic income (loss) per share to common shareholders	$(0.04)	$(0.07)	$0.00	$(0.02)
Basic weighted-average shares outstanding	76,846,563	78,581,502	83,750,636	85,594,118

	2012 (by quarter)
	1	2	3	4

Revenues	$1,121	$966	$938	$926
Cost of Sales	322	355	256	269
Operating expenses	2,084	2,084	2,025	2,316
Loss from Operations	(1,285)	(1,473)	(1,343)	(1,659)
Interest expense (income), net	4	5	5	4
Change in fair value of derivative liabilities	7,536	(2,441)	1,378	(1,761)
Other expense (income), net	(235)	(91)	(2)	6
Income tax expense (benefit)	—	3	2	17
Net income (loss)	$(8,590)	$1,051	$(2,726)	$75

Net income (loss) per share:
Net income (loss)	$(0.13)	$0.02	$(0.04)	$0.00
Preferred dividends	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic income (loss) per share to common shareholders	$(0.13)	$0.02	$(0.04)	$0.00
Basic weighted-average shares outstanding	67,988,916	68,554,014	70,308,374	76,561,858

19.    SUBSEQUENT EVENTS

    During the month ended January 31, 2015, the Company borrowed $750,000 under its existing Line of Credit facility, bringing total borrowings as of January 31 2015 to $2,300,000.

    On January 29, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series E Convertible Preferred Stock (“Certificate of Designations”) with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Convertible Preferred Stock (“Series E Preferred”). Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock, equal to the Liquidation Preference, divided by $1.90.

    On January 29, 2015, the Company’s Board of Directors approved the elimination of the Company’s Series C 8% Convertible Preferred Stock (“Series C Preferred”) and Series D 8% Convertible Preferred Stock (“Series D Preferred”), which eliminations were completed by filing certificates of elimination for both the Series C Preferred and Series D Preferred (the “Certificates of Elimination”) with the Delaware Secretary of State on January 30, 2015. No shares of either the Series C Preferred or Series D Preferred were outstanding at the time of the Board’s approval or the filing of the Certificates of Elimination.

    In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the ”Series E Financing”). Approximately 2,000 shares were issued in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit, as defined below, was reduced to $3,050,000, and the $500K Line of Credit, as defined below, was terminated.

    The Series E Financing resulted in gross proceeds to the Company of approximately $10.0 million, with net proceeds of approximately $9.925 million after deducting offering expenses of approximately $75,000.

    On February 2, 2015 the Company repaid approximately $351,000 in principal and accrued interest under its Line of Credit.

    During January and February 2015, the Company issued 7,915 shares of its Common Stock pursuant to 7,915 option exercises resulting in proceeds to the Company of approximately $7,000.