Form 10-K/A
period 2014-12-31
IMAGEWARE SYSTEMS INC
filed 2015-04-23
CIK 941685

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

As of April 20, 2015, there were 93,515,065 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

   This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of ImageWare Systems, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015 (the “Original Filing”). The sole purpose of this Amendment is to include information previously omitted from Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

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

-i-

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The Board of Directors and executive officers consist of the persons named in the table below. Each director serves for a one year term, until his or her successor is elected and qualified, or until earlier resignation or removal.  The bylaws provide that the number of directors shall not be less than four, but no more than seven.  The directors and executive officers are as follows:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	61	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	62	Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Mr. David Harding	45	Vice President, Chief Technical Officer
Mr. Jeff Harris	50	Sr. Vice President of Sales and Marketing
Mr. David Carey	70	Director
Mr. Guy Steve Hamm	67	Director
Mr. David Loesch	70	Director
Mr. John Cronin	60	Director
Mr. Neal Goldman	70	Director
Mr. Charles Crocker	76	Director

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

 Jeff Harris. Mr. Harris has served as our Senior Vice President of Sales and Marketing since December 2014. Prior to joining the Company, Mr. Harris served as a senior marketing consultant to Cisco and Checkpoint Systems, and, from 2006 to 2013, he served as the vice-president of sales and marketing for TrellisWare Technologies where he launched a highly successful mobile and networking products. Prior to TrellisWare, Harris held various senior roles for organizations in the Ultra Wideband marketplace, and lead advanced development and sales teams at Lockheed Martin and UUNet. Mr. Harris holds a B.S. and M.S. in electrical and computer engineering from George Mason University.

 David Carey was appointed to the Board in February 2006. Mr. Carey is a former Executive Director of the Central Intelligence Agency. Mr. Carey currently is the Chairman of Proxy Boards for DRS Technologies, a Finmeccanica s.p.a company, and OnPoint Consulting, and is a member of the Proxy Board of Qinetiq North America.  Mr. Carey also serves on a number of Advisory Boards, including the Advisory Board of Raytheon TCS (Trusted Computer Solutions). Mr. Carey also consults with companies both independently and as an affiliate of both the Command Consulting Group and D4 Consulting.  From April 2005 to August of 2008, Mr. Carey served as Executive Director for Blackbird Technologies, which provides state-of-the-art IT security expertise, where he assists the company with business development and strategic planning. Prior to joining Blackbird Technologies, Mr. Carey was Vice President, Information Assurance for Oracle Corporation from September 2001 to April 2005. In addition, Mr. Carey worked for the CIA for 32 years until 2001. During his career at the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer, or No. 3 person in the agency, from 1997 to 2001. Before assuming that position, Mr. Carey was Director of the DCI Crime and Narcotics Center, the Director of the Office of Near Eastern and South Asian Analysis, and Deputy Director of the Office of Global Issues. Mr. Carey is a graduate of Cornell University and the University of Delaware.

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

 John Cronin was appointed to the Board in February 2012. Mr. Cronin is currently Managing Director and Chairman of ipCapital Group, Inc. ("ipCG"), an intellectual property consulting firm Mr. Cronin founded in 1998.  During his time with ipCG, Mr. Cronin created both a unique ipCapital System® Methodology for consulting, as well as a world-class licensing and transaction process, and worked with over 700 companies, including more than 10% of the Fortune 500. Prior to forming ipCG, Mr. Cronin spent over 17 years at IBM and became its top inventor with over 100 patents and 150 patent publications. He created and ran the IBM Patent Factory, which was essential in helping IBM become number one in US patents, and the team that contributed to the startup and success of IBM's licensing program. Additionally, Mr. Cronin serves as a member of the Board of Directors at Vermont Electric Power Company (“VELCO”), Armor Designs, Inc., Document Security Systems, and Primal Fusion, Inc, and GraphOn and as a member of the advisory board for innoPad, Inc. He holds a B.S. and a M.S.in electrical engineering, and a B.A. degree in Psychology from the University of Vermont.

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

 Neal Goldman was appointed to the Board in August 2012. Mr. Goldman is currently president, chief compliance officer and a director of Goldman Capital Management, Inc., an employee owned investment advisor that he founded in 1985. Additionally, Mr. Goldman is a member of the CFA institute and is Executive Chairman of Charles and Colvard, LTD, a specialty jewelry company. Mr. Goldman also served as a member of the Board of Directors and Compensation Committee for Blyth, Inc., a New York Stock Exchange-listed designer and marketer of home decorative and fragrance products.

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

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements were complied with in a timely manner.

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

 Audit Committee

 The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Chairman), Carey and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert, as currently defined under current SEC rules.  The Audit Committee met five times during the year ended December 31, 2014.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable NASDAQ Stock Market Rules and SEC rules and regulations.

 Compensation Committee

 The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans.   The Compensation Committee currently consists of Messrs. Carey (Chairman), Cronin and Goldman, each of whom is a non-management member of our Board of Directors. The Compensation Committee met two times during the year ended December 31, 2014. Although Mr. Carey meets the criteria for independence under the applicable NASDAQ Stock Market Rules and SEC rules and regulations, Messrs. Goldman and Cronin are not considered independent under such requirements.

 Nominating and Corporate Governance Committee

 The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the nonemployee members of the Board.   The Nominating and Corporate Governance Committee met four times during the year ended December 31, 2014. We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable NASDAQ Stock Market Rules and SEC rules and regulations.

Director Independence

 Our Board of Directors has determined that all of its members, other than Mr. Miller, who serves as the Company’s Chief Executive Officer, Mr. Goldman, who beneficially owns approximately 36% of the Company’s common stock, and Mr. Cronin, who is affiliated with a company that is a party to a series of professional service contracts with the Company, which was paid $180,000 during the year ended December 31, 2012, are “independent” within the meaning of the NASDAQ Stock Market Rules and SEC rules regarding independence.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Discussion and Analysis

Overview of Compensation Program

    The Compensation Committee of our Board of Directors has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy. The Board of Directors has delegated to the Compensation Committee the responsibility for determining our compensation policies and procedures for senior management, including the named executive officers, periodically reviewing these policies and procedures, and making recommendations concerning executive compensation to be considered by the full board of directors, when such approval is required under any of our plans or policies or by applicable laws. The Compensation Committee also has the principal responsibility for the administration of our stock plans, including the approval of stock option grants to the named executive officers.

    The compensation received by our named executive officers in fiscal year 2014 is set forth in the Summary Compensation Table, below. For 2014, the named executive officers included: (i) S. James Miller, Jr., Chairman of the Board of Directors and Chief Executive Officer; (ii) Wayne Wetherell, Senior Vice President, Chief Financial Officer, Secretary and Treasurer; (iii) Jeff Harris, Senior Vice-President of Sales and Marketing; and (iv) David Harding, Vice-President and Chief Technical Officer.

Compensation Philosophy

    In general, our executive compensation policies are designed to recruit, retain and motivate qualified executives by providing them with a competitive total compensation package based in large part on the executive's contribution to our financial and operational success, the executive's personal performance and increases in stockholder value as measured by the price of our common stock. We believe that the total compensation paid to our executives should be fair, reasonable and competitive.

    We seek to have a balanced approach to executive compensation with each primary element of compensation (base salary, variable compensation and equity incentives) designed to play a specific role. Overall, we design our compensation programs to allow for the recruitment, retention and motivation of the key executives and high-level talent required in order for us to:

●	achieve or exceed our annual financial plan and be profitable;

●	make continuous progression towards achieving our long-term strategic objectives to be a high-growth company with growing profitability; and

●	increase our share price to provide greater value to our stockholders.

Role of Executive Officers in Compensation Decisions

   The Compensation Committee considers action on executive compensation annually. They discuss their proposed actions with the Chief Executive Officer and make recommendations for any changes to the Company's Board of Directors. Only the Compensation Committee and the Board of Directors are authorized to approve the compensation for any named executive officer. Since our CEO is also a member of our Board of Directors, he does not participate in any conversation or approvals related to his compensation. Compensation of new executives is based on hiring negotiations between the individuals and our CEO and/or Compensation Committee.

Elements of Compensation

    Consistent with our compensation philosophy and objectives, we offer executive compensation packages consisting of the following three components:

●	base salary;

●	annual incentive compensation (in the form of bonuses or otherwise);

●	equity awards pursuant to the terms and conditions of the 1999 Plan;

    In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. For 2014, we had no incentive bonus programs.

    Our widespread use of long-term compensation consisting of stock options issued focuses recipients on the achievement of our longer-term goals. For example, the stock options granted to our executives in 2014 will not begin vesting until 2015, and will vest in increments over two years and until the option fully vests in 2017. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the use of multi-year vesting schedules help to align our employees' interests even more closely with those of our long-term investors.

Base Salary

    Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. Therefore, we target executive base salary at the median level of the compensation guidelines that have been approved by the Compensation Committee. In addition, the Compensation Committee takes into account the executive's scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive's base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2014. In 2014, there were no changes to the base salaries paid to our named executive officers other than an annual cost of living increase for Mr. Miller per his employment agreement.

Annual Incentive Compensation

    The Compensation Committee did not adopt an executive bonus plan for 2014 because the Compensation Committee believed that such a plan should be based on pre-tax profit and none was projected. To date, the Compensation Committee has not adopted an executive bonus plan for 2015 as the Company does not expect to be profitable in 2014. As soon as we achieve profitability on a pre-tax basis, the Compensation Committee intends to implement a bonus plan for our executives.

Equity Awards

    Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting equity awards to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our 1999 Plan enables us to grant equity awards, as well as other types of stock-based compensation, to our executive officers and other employees. Under authority delegated to it by the board of directors, the Compensation Committee reviews and approves all equity awards granted to named executive officers under the 1999 Plan. Typically, the options granted upon the executive's hire vest over three years with a third vesting on the one-year anniversary, and the remainder vesting quarterly over the next eight quarters. The options granted to executives in connection with an annual performance review typically begin vesting on the one-year anniversary of the grant date, and vest ratably over the following eight quarters. Our general policy is to grant the options with an exercise price equal to fair market value, which currently is the closing price of our common stock, as reported by the OTCQB, on the grant date.

    We intend to grant equity awards to achieve retention and motivation:

●	upon the hiring of key executives and other personnel;

●	annually, when we review progress against corporate and personal goals; and

●	when we believe that competitive forces or economic conditions threaten to cause our key executives to lose their motivation and/or where retention of these key executives is in jeopardy.

    With the Compensation Committee's approval, we grant options to purchase shares of common stock when we initially hire executives and other employees, as a long-term performance incentive. The Compensation Committee has determined the size of the initial option grants to newly hired executives with reference to existing guidelines and hiring negotiations with the individual, in addition to other relevant information regarding the size and type of compensation package considered necessary to enable us to recruit, retain and motivate the executive.

    Historically, no employee was eligible for an annual performance grant until the employee had worked for us for at least six months. The Compensation Committee reviews the CEO's and other executives’ performance and determines whether they should be granted an option to purchase additional shares. Aside from stock award grants in connection with annual performance reviews, we do not have a policy of granting additional awards to executives and, consequently, the board of directors and the Compensation Committee has not adopted a policy with respect to granting awards in coordination with the release of material non-public information.

In determining the size of equity awards the Compensation Committee takes into account the executive's current position with and responsibilities to us. In December 2014, the Compensation Committee approved an option grant for 50,000 shares to Mr. Miller, as a result of the review by our board of directors (absent Mr. Miller’s participation) of Mr. Miller's annual performance and its annual review of compensation of our other executives. The amount of the grant was determined by considering Mr. Miller's previous option grants and current options outstanding, as well as the size of grants made to other executives. With the exception of the stock options granted to Mr. Harding, the grant to Mr. Miller was larger than any grant to other executives because of his responsibilities as CEO.

In December 2014, the Compensation Committee approved an option grant of 10,000 shares to Mr. Wetherell and an option grant of 50,000 shares to Mr. Harding. As Mr. Harris joined the Company in December 2014, Mr. Harris was not subject to an annual performance review.

    Only the Board of Directors or the Compensation Committee may approve options or other equity-based compensation to our executives. However, the Board of Directors has authorized the CEO to approve option grants to non-executive employees. All such grants must be consistent with equity incentive guidelines approved by the Compensation Committee. The exercise price for such grants must be equal to the closing price of a share of the common stock as reported by the OTCQB on the date of grant.

Going forward, we intend to continue to evaluate and consider equity grants to our executives on an annual basis. We expect to consider potential equity awards for executives at the same time as we annually review our employees' performance and determine whether to award grants for all employees.

Accounting and Tax Considerations

    Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to publicly-held companies for compensation paid to "covered" executive officers, to the extent that compensation paid to such an officer exceeds $1 million during the taxable year. We endeavor to award compensation that will be deductible for income tax purposes, though other factors will also be considered. Our Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

Say-on-Pay

Our stockholders have not yet had the opportunity to provide feedback on our executive compensation through an advisory vote, as we have not held an annual meeting stockholders since 2011, at which time we were not required to hold a ‘Say-on-Pay’ vote as we followed the disclosure guidelines of a Smaller Reporting Company.

COMPENSATION COMMITTEE REPORT

    The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2014. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Compensation Committee of the Board of Directors:
David Carey (Chairman) John Cronin Neal Goldman

Summary Compensation Table

 The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2014, 2013 and 2012 to our Chief Executive Officer and the Company's three most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2014, 2013 and 2012, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)(2)(3)	All Other Compensation		Total

S. James Miller, Jr.	2014	$356,699	$-	$189,385	$21,310	(4)	$567,394
Chairman of the Board and Chief Executive Officer	2013	$358,857	$-	$212,906	$18,191		$589,954
	2012	$352,915	$-	$211,019	$16,474		$580,408

Wayne G. Wetherell	2014	$207,333	$-	$32,114	$13,534	(5)	$252,981
Senior Vice President Chief Financial Officer,	2013	$211,320	$-	$25,277	$12,100		$248,697
Secretary, and Treasurer	2012	$211,146	$-	$45,585	$11,575		$268,306

David Harding	2014	$230,000	$-	$146,087	$3,757		$379,844
Vice President and Chief Technical Officer	2013	$230,160	$-	$105,044	$-		$335,204
	2012	$227,257	$-	$114,826	$-		$342,083

(1)	All option awards were granted under the 1999 Stock Award Plan (the “1999 Plan”).

(2)
The amounts presented in this column do not reflect the cash value or realizable value of option grants to the named executive officers during the year ended December 31, 2014.  During the year ended December 31, 2014, no named executive officer exercised an option and therefore no value was realized during the reporting period.  The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2014, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2014. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 71% to 103%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2014 and 2013 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2014 and 2013 was 2.6%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2014, 2013 and 2012, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2014, 2013 and 2012. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(4)	This amount includes premiums on life insurance and disability insurance of $8,912, matching 401(k) contributions of $10,400, and other perquisites of $1,998..

(5)	This amount includes premiums on life insurance and disability insurance of $3,146, matching 401(k) contributions of $8,390, and other perquisites of $1,998.

Grants of Plan Based Awards

The following table provides information on plan-based awards granted in 2014 to each of the Named Executive Officers:

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
S. James Miller, Jr.	12/15/2014	50,000	2.29	$189,385
Wayne G. Wetherell	12/15/2014	10,000	2.29	$32,114
David Harding	12/15/2014	50,000	2.29	$8,925

(1)
Each option was granted at an exercise price equal to the fair market value of our common stock on the grant date which was equal to the closing price of a share of our common stock, as reported by the OTCQB, on the date of grant.

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2014, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2014. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

 The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2014:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
S. James Miller, Jr.	100,000	-	$0.20	1/27/2019	-	$-
	183,000	-	$0.73	1/29/2020	-	$-
	225,000	-	$1.11	3/10/2021	-	$-
	412,500	37,500	$0.92	2/2/2022	-	$-
	58,375	41,625	$0.93	2/8/2023	-	$-
	33,400	66,600	$1.93	10/29/2023	-	$-
	-	50,000	$2.29	12/15/2024	-	$-

Wayne G. Wetherell	60,000	-	$0.20	1/27/2019	-	$-
	60,000	-	$0.73	1/29/2020	-	$-
	91,675	8,325	$0.92	2/2/2022	-	$-
	3,336	6,664	$1.93		-	$-
	-	10,000	$2.29	12/15/2024	-	$-

David Harding	50,000	-	$0.20	1/27/2019	-	$-
	80,000	-	$0.73	1/29/2020	-	$-
	297,917	27,083	$0.92	2/2/2022	-	$-
	58,375	41,625	$0.93	2/8/2023	-	$-
	25,000	50,000	$1.93	10/29/2023	-	$-
	-	50,000	$2.29	12/15/2024	-	$-

Employment Agreements

 S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller serves as President and Chief Executive Officer, which agreement is currently set to expire on December 31, 2015. Historically, Mr. Miller’s employment agreement has been amended annually to extend the expiration date. The agreement provides for annual base compensation in the amount of $291,048, which amount, as a result of cost-of-living adjustments, has increased to $356,699. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

 Wayne Wetherell. On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement was originally for a three-year term ending September 30, 2008; however, the agreement was amended to extend the expiration date to December 31, 2012.  Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Wetherell will serve as our Chief Financial Officer through December 31, 2015, as amended, for a semi-monthly base salary of $8,639.  Under the terms of the agreement, Mr. Wetherell will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months base salary; (ii) continuation of Mr. Wetherell’s medical and disability insurance for a period of six months; and (iii) immediate vesting of 50% of Mr. Wetherell’s outstanding unvested stock options and restricted stock awards. In the event that Mr. Wetherell’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Wetherell is entitled to the severance benefits described above, except that 100% of Mr. Wetherell’s outstanding stock options and restricted stock awards will immediately vest.

 David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement was originally for a two-year term, ending on May 21, 2009; however, the agreement was amended to extend the expiration date to December 31, 2012. Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Harding will serve as our Vice President and Chief Technical Officer through December 31, 2015, as amended, for a semi-monthly base salary of $9,375. Under the terms of the agreement, Mr. Harding will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months base salary; and continuation of Mr. Harding’s medical and disability insurance for a period of six months.   In the event that Mr. Harding’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Harding is entitled to the severance benefits described above, except that 100% of Mr. Harding’s outstanding stock options and restricted stock awards will immediately vest.

Jeff Harris.   Effective December 1, 2014, we entered into an employment agreement with Mr. Harris, pursuant to which Mr. Harris will serve as our Senior Vice-President of Sales and Marketing through December 31, 2015, for a semi-monthly base salary of $8,333.  Under the terms of the agreement, Mr. Harris will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months base salary; and continuation of Mr. Harris’ medical and disability insurance for a period of six months.   In the event that Mr. Harris’ employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Harris is entitled to the severance benefits described above, except that 100% of Mr. Harris’ outstanding stock options and restricted stock awards will immediately vest.

 For purposes of the above-referenced agreements, termination for “cause” means the executive’s commission of a criminal act or an act of fraud, embezzlement, breach of trust or other act of gross misconduct; violations of policies or rules of the Company; refusal to follow the direction given by the Company from time to time or breach of any covenant or obligation under the above-referenced agreements or other agreements with the Company; neglect of duty; misappropriation, concealment, or conversion of any money or property of the Company; intentional damage or destruction of property of the Company; reckless conduct which endangers the safety of other persons or property during the course of employment or while on premises leased or owned by the Company; or a breach of any obligation or requirement set forth in the above-referenced agreements.  A “change in control” as used in these agreements generally means the occurrence of any of the following events: (i) the acquisition by any person or group of 50% or more of our outstanding voting stock, (ii) the consummation of a merger, consolidation, reorganization, or similar transaction other than a transaction: (1) in which substantially all of the holders of our voting stock hold or receive directly or indirectly 50% or more of the voting stock of the resulting entity or a parent company thereof, in substantially the same proportions as their ownership of the Company immediately prior to the transaction; or (2) in which the holders of our capital stock immediately before such transaction will, immediately after such transaction, hold as a group on a fully diluted basis the ability to elect at least a majority of the directors of the surviving corporation (or a parent company); (iii)  there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of us and our Subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of us and our Subsidiaries to an entity, 50% or more of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or (iv)  individuals who, on the date the applicable agreement was adopted by the Board, are Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Directors; provided, however, that if the appointment or election (or nomination for election) of any new Director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of the applicable agreement, be considered as a member of the Incumbent Board.

Securities Authorized For Issuance Under Equity Compensation Plans

    The following table provides information as of December 31, 2014 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Award Plan, as amended and restated	4,048,796	$1.06	2,651,932

Equity compensation plans not approved by security holders:
2001 Equity Incentive Plan	8,500	$2.74	-

Total	4,057,296	$1.06	2,651,932

Description Of Equity Compensation Plans

1999 Stock Option Plan

 The 1999 Stock Option Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase common stock of the Company. During the year ended December 31, 2014, a majority of the Company’s shareholders subsequently approved an amendment to and restatement of the 1999 Plan to increase the share reserve for issuance by approximately 7.0 million shares of the Company’s common stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of common stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

2001 Equity Incentive Plan

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

Director Compensation

 Each of our non-employee directors receives a monthly retainer of $3,000 for serving on the Board of Directors, which fee may be paid either in cash or shares of common stock. Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Chairman and $208 for the remaining members of the Audit Committee.   Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Chairman and $208 for the remaining members of the Compensation Committee.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2014 the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was approximately $258,677, which amount was paid $20,500 in cash with the remainder paid in common stock of the Company..

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

 The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2014 , other than a director who also served as an executive officer.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Guy Steve Hamm	$5,500	$39,696	(1)	$6,608	$	$51,804

David Carey	$7,500	$39,696	(1)	$6,608	$	$53,804

David Loesch	$2,500	$39,696	(1)	$6,608	$	$48,804

John Cronin	$2,500	$39,696	(1)	$18,452	$	$60,648

Neal Goldman	$2,500	$39,696	(1)	$6,561	$	$48,757

Charles Crocker	$-	$39,696	(1)	$18,373	$	$58,069

(1)	Represents the monthly vesting in 2014 of 20,568 restricted shares granted on October 29, 2013. The restricted shares vest monthly over fourteen months ending December 31, 2014.

(2)
The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2014, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2014. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

    As of April 15, 2015, we had three classes of voting stock outstanding: (i) common stock; (ii) our Series B Preferred Stock (“Series B Preferred”); and (iii) our Series E Convertible Preferred Stock (“Series E Preferred”). The following tables sets forth information regarding shares of Series B Preferred, Series E Preferred and common stock beneficially owned as of April 15, 2015 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our common stock, Series B Preferred and Series E Preferred.  Percent ownership is calculated based on 239,400 shares of Series B Preferred, 12,000 shares of Series E Preferred, and 93,551,733 shares common stock outstanding at April 15, 2015.

    Unless otherwise noted, the addresses of the individuals listed below are 10815 Rancho Bernardo Road, Suite 310, San Diego, California 92127.

Beneficial Ownership of Series B Preferred

Name, Address and Title (if applicable)	Series B Convertible Preferred Stock (1)	% Ownership of Class (1)
Darrelyn Carpenter	28,000	12%

Frederick C. Orton	20,000	8%

Howard Harrison	20,000	8%

Wesley Hampton	16,000	7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series E Preferred

Name, Address and Title (if applicable)	Series E Convertible Preferred Stock (1)	% Ownership of Class (1)
Charles L. Frischer	2,636	22%

Neal Goldman	2,278	19%

CF Special Situation Fund I LP(2)	2,286	19%

Wynnefield Partners Small Cap Value, LP I(3)	1,500	12.5%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes 120 shares held in the name of CF Special Situation Fund II, LP, and 286 shares held by Robert T. Clutterbuck. Mr. Clutterbuck has shared voting and dispositive power of these shares.
(3)	Includes 450 shares held in the name of Wynnefield Partners Small Cap Value, LP and 300 shares held by Wynnefield Small Cap Value Offshore Fund Ltd.

Beneficial Ownership of Common Stock

Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers:

S. James Miller, Jr. (3)	1,911,762	2.0%
Chairman, Chief Executive Officer

David Carey (4)	126,689	*
Director

G. Steve Hamm (5)	141,775	*
Director

David Loesch (6)	169,897	*
Director

Neal I. Goldman (7)	34,841,692	36.7%
Director

John Cronin (8)	102,189	*
Director

Charles Crocker (9)	373,023	*
Director

Wayne Wetherell (10)	536,202	*
SVP of Administration, Chief Financial Officer, Secretary

David Harding (11)	672,525	*
Chief Technical Officer

Jeff Harris (12)	-	*
SVP of Sales and Marketing

Total beneficial ownership of directors and officers as a group (10 persons):	38,875,754	40.0%

5% Stockholders:

Traditional Investment Fund, LTD (13)(14)	6,000,000	6.7%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of April 15, 2015.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 93,551,733 shares of common stock outstanding as of April 15, 2015. Options that are presently exercisable or exercisable within 60 days of April 15, 2015 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)	Includes 75,201 shares held jointly with spouse, 1,083,075 shares issuable upon exercise of stock options, each exercisable within 60 days of April 15, 2015.

(4)	Includes 40,003 shares issuable upon exercise of stock options exercisable within 60 days of April 15, 2015.

(5)	Includes 42,503 shares issuable upon exercise of stock options exercisable within 60 days of April 15, 2015.

(6)	Includes 40,003 shares issuable upon exercise of stock options, each exercisable within 60 days of April 15, 2015.

(7)
Includes 1,198,947 shares issuable upon the conversion of Series E Preferred Stock and 12,503 shares issuable upon exercise of stock options, each exercisable within 60 days of April 15, 2015. Mr. Goldman exercises sole voting and dispositive power over 25,811,692 shares, and shared voting and dispositive power over 9,030,000 reported shares, of which 6,000,000 shares are owed by Goldman Partners, LP, 3,000,000 shares are owned by the Goldman Family 2012 GST Trust and 30,000 shares are owed by The Neal and Marlene Goldman Foundation.

(8)	Includes 62,503 shares issuable upon exercise of stock options exercisable within 60 days of April 15, 2015.

(9)	Includes 58,337 shares issuable upon exercise of stock options exercisable within 60 days of April 15, 2015.

(10)	Includes 225,002 shares issuable upon exercise of stock options exercisable within 60 days of April 15, 2015.

(11)	Includes 567,525 shares issuable upon exercise of stock options exercisable within 60 days of April 15, 2015.

(12)	As Mr. Harris is new to the management team no stock options are exercisable within 60 days of April 15, 2015.

(13)	Address for this beneficial owner is 795 Ridge Lake Blvd., Suite 106, Memphis Tennessee 38120.

(14)
Based on ownership information from the Schedule 13G filed by Traditional Investment Fund, LTD (“Traditional Investment”) on February 6, 2013. Mr. Thomas Wallace, manager of Traditional Investment, has shared voting and dispositive power of these shares.

* less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Convertible Notes

On November 14, 2008 the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009.  In conjunction with the original issuance of the Related-Party Convertible Notes in 2008, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of common stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. No warrants to purchase shares of common stock were outstanding and exercisable as of December 31, 2014, and no warrants were issued and outstanding as of December 31, 2014.

 The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes. As consideration for the waiver and note extension, the company issued to the Related-Party Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s common stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014, of which no warrants to purchase shares of common stock were outstanding and exercisable as of December 31, 2014.

 On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2014, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2014. During the year ended December 31, 2014, holders of Related-Party Convertible Notes in the principal amount of $85,034 elected to convert their respective Related-Party Convertible Notes into 154,607 shares of common stock.

Lines of Credit

    At December 31, 2014, the Company had two unsecured lines of credit, the Line of Credit with maximum available borrowings of up to $5,000,000 that matures in March 2017 and the $500K Line of Credit with maximum available borrowings of up to $500,000 that matured in March 2015. The Line of Credit was issued by Neal Goldman and the $500K Line of Credit was issued by Charles Crocker, both existing members of our Board of Directors.  The Line of Credit is and, until terminated in March 2015, the $500K Line of Credit was, at the election of the holders, convertible into shares of the Company’s common stock at prices ranging from $0.95 per share to $2.30 per share, in accordance with their terms and conditions.

    In February 2015 the Company consummated the Series E Financing, resulting in the issuance of 12,000 shares of Series E Preferred Stock to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s common stock at $1.90 per share. Approximately 2,000 shares of Series E Preferred were issued in consideration for the exchange by Mr. Goldman, the Company’s largest shareholder and a director, of certain indebtedness under the Line of Credit totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing the Company’s borrowing capacity under the Line of Credit agreement was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated March 31, 2015 in accordance with its terms.

    Advances under the Line of Credit are made at the Company’s request. As of December 31, 2014, the Company had received $1,550,000 in advances under the Line of Credit and no advances under the $500K Line of Credit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2014 and 2013 by Mayer Hoffman McCann P.C. ("MHM"), the Company's independent registered public accounting firm.  MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Fiscal Year Ended
	2014	2013

Audit fees	$193,000	$211,000

Audit-related fees	$-	$-

Tax fees	$-	$-

All other fees	$-	$-

Total Fees	$193,000	$211,000

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

10.29	Amendment No. 3 to Convertible Promissory Note, dated December 8, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 10, 2014).
21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1*	Consent of Independent valuation firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extention Schema
101.CAL*	XBRL Taxonomy Extention Calculation Linkbase
101.DEF*	XBRL Taxonomy Extention Definition Linkbase
101.LAB*	XBRL Taxonomy Extention Label Linkbase
101.PRE*	XBRL Taxonomy Extention Presentation Linkbase

* Previously filed in Original Filing.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 23, 2015	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President