Form 10-Q
period 2015-03-31
IMAGEWARE SYSTEMS INC
filed 2015-05-11
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock, with $0.01 par value, outstanding on May 11, 2015 was 93,658,649.

IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,393	$218
Accounts receivable, net of allowance for doubtful accounts of $3 at March 31, 2015 and December 31, 2014	435	266
Inventory, net	1,005	916
Other current assets	124	86
Total Current Assets	9,957	1,486

Property and equipment, net	215	211
Other assets	112	153
Intangible assets, net of accumulated amortization	137	144
Goodwill	3,416	3,416
Total Assets	$13,837	$5,410

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$264	$459
Deferred revenue	1,694	1,827
Accrued expenses	1,009	1,013
Total Current Liabilities	2,967	3,299

Convertible line of credit to related party, net of discount	-	1,311
Pension obligation	1,807	1,834
Total Liabilities	4,774	6,444

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2015 and December 31, 2014, respectively; liquidation preference $620 and $607 at March 31, 2015 and December 31, 2014, respectively.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; liquidation preference $12,000 and $0 at March 31, 2015 and December 31, 2014, respectively.	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized; 93,665,353 and 93,513,854 shares issued at March 31, 2015 and December 31, 2014, respectively, and 93,658,649 and 93,507,150 shares outstanding at March 31, 2015 and December 31, 2014, respectively.	935	934
Additional paid-in capital	148,519	135,982
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,515)	(1,594)
Accumulated deficit	(138,814)	(136,294)
Total Shareholders’ Equity (Deficit)	9,063	(1,034)

Total Liabilities and Shareholders’ Equity (Deficit)	$13,837	$5,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product	$378	$434
Maintenance	613	629
	991	1,063
Cost of revenues:
Product	74	70
Maintenance	212	181
Gross profit	705	812

Operating expenses:
General and administrative	916	1,016
Sales and marketing	650	618
Research and development	1,033	1,030
Depreciation and amortization	42	42
	2,641	2,706
Loss from operations	(1,936)	(1,894)

Interest expense	437	79
Other income	(46)	(283)
Loss before income taxes	(2,327)	(1,690)

Income tax expense	3	—
Net loss	$(2,330)	$(1,690)
Preferred dividends	(204)	(13)
Net loss available to common shareholders	$(2,534)	$(1,703)

Basic and diluted loss per common share – see Note 3:
Net loss	$(0.03)	$(0.02)
Preferred dividends	(0.00)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.02)
Basic and diluted weighted-average shares outstanding	93,515,640	88,604,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,330)	$(1,690)
Other comprehensive income (loss):
Foreign currency translation adjustment	(80)	(9)
Comprehensive loss	$(2,410)	$(1,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,330)	$(1,690)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	42	42
Reduction in accounts payable and accrued expenses from the expiration of statute of limitations	—	(211)
Amortization of debt issuance costs and beneficial conversion feature	426	78
Warrants issued in lieu of cash paid for services	80	—
Stock-based compensation	182	217
Change in assets and liabilities
Accounts receivable	(169)	(189)
Inventory	(89)	(63)
Other assets	(38)	21
Accounts payable	(195)	(45)
Deferred revenue	(133)	(46)
Accrued expenses	23	121
Pension obligation	(27)	15
Total adjustments	102	(60)
Net cash used by operating activities	(2,228)	(1,750)

Cash flows from investing activities
Purchase of property and equipment	(39)	(17)
Net cash used by investing activities	(39)	(17)

Cash flows from financing activities
Proceeds from exercised stock options	7	24
Proceeds from issuance of preferred stock, net of issuance costs	9,955	—
Proceeds from line of credit	750	—
Repayment of line of credit borrowings	(350)	—
Proceeds from exercised warrants to purchase stock	—	1,548
Net cash provided by financing activities	10,362	1,572

Effect of exchange rate changes on cash	80	(9)
Net increase (decrease) in cash and cash equivalents	8,175	(204)

Cash and cash equivalents at beginning of period	218	2,363

Cash and cash equivalents at end of period	$8,393	$2,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$—	$57
Issuance of common stock warrants securing line of credit borrowing facility	$—	$127
Beneficial conversion feature of convertible debt	$146	$—
Conversion of related party notes into Series E Preferred	$1,978	$—
Stock dividend on Series E Preferred	$191	$—

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

Recent Developments

Series E Preferred Financing and Line of Credit

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

In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the ”Series E Financing”). The Company issued 1,978 shares of Series E Preferred in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowings plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit, as defined below in Note 5, was reduced to $3,050,000, and the $500K Line of Credit was terminated.

The Series E Financing resulted in gross proceeds to the Company of $10,022,000, with net proceeds of approximately $9,955,000 after deducting offering expenses of approximately $67,000.

Liquidity, Capital Resources

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

 The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 16, 2015.

 Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015, or any other future periods.

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

Customer Concentration

For the three months ended March 31, 2015, two customers accounted for approximately 29% or $288,000 of our total revenue and had trade receivables at March 31, 2015 of $43,000. For the three months ended March 31, 2014, two customers accounted for approximately 30% or $314,000 of total revenues and had trade receivables at March 31, 2014 of approximately $142,000.

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

 FASB ASU 2014-09. In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB proposed a one-year deferral of the effective date of the new standard. If approved, the new standard will be effective for the Company in fiscal 2018, with early adoption not permitted to public companies. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

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

FASB ASU No. 2015-02. In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is still evaluating what impact, if any, the adoption of this guidance will have on its consolidated financial statements.

FASB ASU No. 2015-03. In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard will become effective for the Company beginning January 1, 2016. The implementation of this standard is not expected to have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-04. In April 2015, the FASB issued ASU 2015-04, “Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” The amendments in ASU 2015-04 permit an entity with a fiscal year-end that does not coincide with a month-end a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. Employee benefit plans are not within the scope of the amendments. We do not expect adoption of ASU No. 2015-04 to have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-05. In April 2015, the FASB issued ASU 2015-05, 'Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. For public business entities, ASU 2015-05 will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We do not expect adoption of ASU No. 2015-05 to have a significant impact on our consolidated financial statements.

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

 The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted loss per share:
Net loss	$(2,330)	$(1,690)
Preferred dividends	(204)	(13)
Net loss available to common shareholders	$(2,534)	$(1,703)

Denominator for basic and dilutive loss per share — weighted-average shares outstanding	93,515,640	88,604,221
Net loss	$(0.03)	$(0.02)
Preferred dividends	(0.00)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.02)

 The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive securities	Three Months Ended March 31,
	2015	2014

Convertible notes payable	—	113,885
Convertible preferred stock	6,362,769	45,392
Stock options	4,159,718	2,102,673
Warrants	686,666	3,606,108
Total potential dilutive securities	11,209,153	5,868,058

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

 Inventories of $1,005,000 as of March 31, 2015 were comprised of work in process of $999,000, representing direct labor costs of approximately $970,000 on in-process projects, approximately $29,000 of equipment related to in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000.

            Inventories of $916,000 as of December 31, 2014 were comprised of work in process of $909,000, comprised of direct labor costs on in-process projects of $881,000 and equipment on in-process projects of $28,000. Finished goods inventories were $7,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

 The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $11,000 and $15,000 as of March 31, 2015 and December 31, 2014, respectively, which include accumulated amortization of $336,000 and $332,000 as of March 31, 2015 and December 31, 2014, respectively.  Amortization expense for the intangible assets was $4,000 for the three months ended March 31, 2015 and 2014.  All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent intangible assets were $126,000 and $129,000 as of March 31, 2015 and December 31, 2014, respectively, which include accumulated amortization of $533,000 and $530,000 as of March 31, 2015 and December 31, 2014, respectively.  Amortization expense for patent intangible assets was $3,000 for the three months ended March 31, 2015 and 2014.  Patent intangible assets are being amortized on a straight-line basis over their weighted-average remaining life of approximately 11.3 years.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2015 (9 months)	$20
2016	12
2017	12
2018	12
2019	12
Thereafter	69
Totals	$137

Goodwill

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of March 31, 2015 and December 31, 2014.

NOTE 5.  LINES OF CREDIT

Outstanding line of credit consists of the following:

($ in thousands)	March 31, 2015	December 31, 2014
Line of Credit to a related party:
8% convertible line of credit. Face value of advances under line of credit was $0 at March 31, 2015 and $1,550 at December 31, 2014. Discount on advances under line of credit was $0 at March 31, 2015 and $239 at December 31, 2014. Maturity date is March 27, 2017.	$—	$1,311

Total line of credit to related parties	—	1,311
Less current portion	(—)	(—)
Line of credit to related parties	$—	$1,311

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

  As consideration for the initial Line of Credit, the Company issued to the Holder the Line of Credit Warrant, exercisable for 1,052,632 shares of the Company’s Common Stock. The Line of Credit Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder the Amendment Warrant, exercisable for 177,778 shares of the Company’s Common Stock. The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

The Company estimated the fair value of the Line of Credit Warrant using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the Line of Credit Warrant as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement. The Company estimated the fair value of the Amendment Warrant using the Black-Scholes option pricing model using the following assumptions: term on one year, a risk free interest rate of 2.58%, a dividend yield of 0% and volatility of 74%. The Company recorded the fair value of the Amendment Warrant as an additional deferred financing fee of approximately $127,000 to be amortized over the life of the line of credit agreement.

During the three months ended March 31, 2015 and 2014, the Company recorded an aggregate of approximately $41,000 and $78,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

    In April 2014, the Company and the Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3,000,000 (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 (the “500K Line of Credit”) with a second member of the Company’s Board of Directors (the “Second Holder”), which amount is convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the 177,778 warrants issued by the Company to the Holder to purchase shares of the Company’s Common Stock, originally granted to the Holder upon execution of the Amendment.

    In December 2014, the Company and the Holder entered into a further amendment to the Line of Credit to increase the available borrowing to $5,000,000 and extend the maturity date of the Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, the Holder has the right to convert up to $2,500,000 outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5,000,000.

Advances under the credit facility are made at the Company’s request.

As of December 31, 2014, advances made under the Line of Credit agreement aggregated $1,550,000 and there were no borrowings under the 500K Line of Credit. During the three months ended March 31, 2015, the Company borrowed $750,000 under the Line of Credit and borrowed $0 under the $500K Line of Credit.  During the three months ended March 31, 2015, the Company repaid $350,000 in principal borrowings under the Line of Credit.

In February 2015, as a result of the Series E Financing discussed under Note 1 above, the Company issued 1,978 shares of Series E Preferred to the Holder of the Line of Credit to satisfy $1,950,000 in principal borrowings under the Line of Credit plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit agreement was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

    The Company evaluated the lines of credit agreements and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the line of credit agreement was issued (commitment date). As of December 31, 2014, the Company had recorded approximately $296,000 in beneficial conversion feature as a debt discount and had amortized approximately $56,000 of such debt discount as a component of interest expense. Pursuant to additional borrowings made during the three months ended March 31, 2015, the Company recognized an additional $146,000 in beneficial conversion feature as debt discount. As a result of the Series E financing and retirement of all amounts outstanding under the line of credit, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015.

NOTE 6.  EQUITY

 The Company’s Certificate of Incorporation, as amended, authorized the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”), redeemable at the option of the Company, outstanding as of March 31, 2015 and December 31, 2014.  At March 31, 2015 and December 31, 2014, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively.  There were no conversions of Series B Preferred into Common Stock during the three months ended March 31, 2015 or 2014.

Series E Convertible Preferred Stock

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

Any time after the six-month period following the Issuance Date, the Company may redeem all or a portion of the Series E Preferred outstanding upon thirty (30) calendar days prior written notice (the “Company's Redemption Notice”) in cash at a price per share of Series E Preferred equal to 110% of the Liquidation Preference Amount plus all accrued and unpaid dividends.  Also, simultaneous with the occurrence of a Change of Control transaction, the Company, at its option, shall have the right to redeem all or a portion of the outstanding Series E Preferred in cash at a price per share of Series E Preferred equal to 110% of the Liquidation Preference Amount plus all accrued and unpaid dividends.

In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the ”Series E Financing”).

The Company had 12,000 and 0 shares of Series E Preferred outstanding as of March 31, 2015 and December 31, 2014.  At March 31, 2015 and December 31, 2014, the Company had cumulative undeclared dividends of approximately $0 and $0, respectively.  There were no conversions of Series E Preferred into Common Stock during the three months ended March 31, 2015. The Company issued the holders of Series E Preferred 106,916 shares of Common Stock on March 31, 2015 as payment of dividends due on this date.

Common Stock

 The following table summarizes common stock activity for the three months ended March 31, 2015:

Common Stock

Shares outstanding at December 31, 2014	93,507,150
Shares issued pursuant to payment of stock dividend on Series E Preferred	106,916
Shares issued pursuant to options exercised for cash	8,456
Shares issued pursuant to cashless warrants exercised	36,127
Shares outstanding at March 31, 2015	93,658,649

 During the three months ended March 31, 2015, the Company issued 8,456 shares of Common Stock pursuant to the exercise of 8,456 options for cash proceeds of approximately $7,000 and issued 36,127 shares of Common Stock pursuant to the cashless exercise of 83,334 warrants. Also during the three months ended March 31, 2015, the Company issued 106,916 shares of Common Stock in payment of the accumulated Series E Preferred dividends due and payable as of March 31, 2015.

Warrants

 The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2014	977,778	$1.22
Granted	—	$0.00
Expired / Canceled	(207,778)	$2.09
Exercised	(83,334)	$0.98
Balance at March 31, 2015	686,666	$0.98

During the three months ended March 31, 2015, there were 83,334 warrants exercised on a cashless basis resulting in the issuance of 36,127 shares of the Company’s Common Stock. Also during the three months ended March 31, 2105, 207,778 warrants expired.

During the three months ended March 31, 2015, the Company modified 200,000 warrants previously issued to a consultant by eliminating certain performance condition requirements resulting in such warrants vesting pursuant to the passage of time. The Company determined the modification date fair value of the vested warrants using the Black-Scholes option valuation model and recorded approximately $80,000 in expense for the three months ended March 31, 2015. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price of $1.72, a term of 0.77 years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 64%. Such expense is recorded in the Company’s Condensed Consolidated Statement of Operations as a component of sales and marketing expense.

As of March 31, 2015, warrants to purchase 686,666 shares of Common Stock at prices ranging from $0.50 to $1.83 were outstanding. All warrants are exercisable as of March 31, 2015, and expire at various dates through December 2016, with the exception of an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events. The intrinsic value of warrants outstanding at March 31, 2015 was approximately $558,000.

 Stock-Based Compensation

 As of March 31, 2015, the Company had two active stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved.

 The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $128,000 and $158,000 for the three months ended March 31, 2015 and 2014, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three months ended March 31, 2015 and 2014 ranged from 64% to 99%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the three months ended March 31, 2015 and 2014 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three months ended March 31, 2015 and 2014 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

 A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted- Average Exercise Price
Balance at December 31, 2014	4,057,296	$1.06
Granted	141,000	$1.78
Expired/Cancelled	(30,122)	$1.67
Exercised	(8,456)	$0.83
Balance at March 31, 2015	4,159,718	$1.08

    The intrinsic value of options exercised during the three months ended at March 31, 2015 was approximately $10,000. The intrinsic value of options exercisable at March 31, 2015 was approximately $3,019,000.  The aggregate intrinsic value for all options outstanding as of March 31, 2015 was $3,176,000. The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2015 was $1.06. At March 31, 2015, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,002,000 which will be recognized over a weighted-average period of 2.3 years.

         In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation to be rendered through December 2015. Such shares are forfeitable should the Board members’ services be terminated. In December 2013, the Company issued 144,000 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation to be rendered through December 2014. Pursuant to these issuances, the Company recorded approximately $54,000 and $59,000 as compensation expense for the three months ended March 31, 2015 and 2014, respectively.

 Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$3	$3
General and administrative	123	145
Sales and marketing	29	36
Research and development	27	33

Total	$182	$217

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

	Fair Value at March 31, 2015
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,472	$1,472	$—	$—
Totals	$1,472	$1,472	$—	$—

	Fair Value at December 31, 2014
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,654	$1,654	$—	$—
Totals	$1,654	$1,654	$—	$—

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

Related-Party Lines of Credit

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

  As consideration for the initial Line of Credit, the Company issued to the Holder the Line of Credit Warrant, exercisable for 1,052,632 shares of the Company’s Common Stock. The Line of Credit Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder the Amendment Warrant, exercisable for 177,778 shares of the Company’s Common Stock. The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

The Company estimated the fair value of the warrants using the Black-Scholes option valuation model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the line of credit agreement. During the three months ended March 31, 2015 and 2014, the Company recorded approximately $41,000 and $78,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

    In April 2014, the Company and the Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3,000,000 (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 (the “500K Line of Credit”) with a second member of the Company’s Board of Directors (the “Second Holder”), which amount is convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the 177,778 warrants issued by the Company to the Holder to purchase shares of the Company’s Common Stock, originally granted to the Holder upon execution of the Amendment.

    In December 2014, the Company and the Holder entered into a further amendment to the Line of Credit to increase the available borrowing to $5,000,000 and extend the maturity date of the Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, the Holder has the right to convert up to $2,500,000 outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5,000,000.

Advances under the credit facility are made at the Company’s request.

As of December 31, 2014, advances made under the Line of Credit agreement aggregated $1,550,000 and there were no borrowings under the 500K Line of Credit. During the three months ended March 31, 2015, the Company borrowed $750,000 under the Line of Credit and borrowed $0 under the $500K Line of Credit.  During the three months ended March 31, 2015, the Company repaid $350,000 in principal borrowings under the Line of Credit.

In February 2015, as a result of the Series E Financing discussed under Note 1 above, the Company issued 1,978 shares of Series E Preferred to the Holder of the Line of Credit to satisfy $1,950,000 in principal borrowings under the Line of Credit plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit agreement was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

    The Company evaluated the lines of credit agreements and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the line of credit agreement was issued (commitment date). As of December 31, 2014, the Company had recorded approximately $296,000 in beneficial conversion feature as a debt discount and had amortized approximately $56,000 of such debt discount as a component of interest expense. Pursuant to additional borrowings made during the three months ended March 31, 2015, the Company recognized an additional $146,000 in beneficial conversion feature as debt discount. As a result of the Series E financing and retirement of all amounts outstanding under the line of credit, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015.

NOTE 10.  CONTINGENT LIABILITIES

 During the three months ended March 31, 2015 and 2014, the Company wrote off certain accounts payable and accrued expenses totaling approximately $0 and $211,000, respectively, which is included in “Other income” in the accompanying condensed consolidated statements of operations. Such accounts payable and accrued expenses represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

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

 Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at March 31, 2015:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;
●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and
●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until the expiration of the lease on July 31, 2015.

             At March 31, 2015, future minimum lease payments are as follows:

($ in thousands)
2015 (9 months)	$335
2016	$421
2017	$386
2018	$168
2019 and thereafter	$—
$1,310

 Rental expense incurred under operating leases for the three months ended March 31, 2015 and 2014 was approximately $108,000 and $104,000, respectively.

NOTE 11.  SUBSEQUENT EVENTS

   Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Series E Preferred Financing

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

The Company issued 1,978 shares of Series E Preferred in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit, as defined below, was reduced to $3,050,000, and the $500K Line of Credit was terminated.

The Series E Financing resulted in gross proceeds to the Company of approximately $10,022,000, with net proceeds of approximately $9,955,000 after deducting offering expenses of approximately $67,000.

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

 Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2015 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

 This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

 Product Revenue

	Three Months Ended March 31,
Net Product Revenue	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$305	$339	$(34)	(10)%
Percentage of total net product revenue	81%	78%
Hardware and consumables	$—	$53	$(53)	(100)%
Percentage of total net product revenue	0%	12%
Services	$73	$42	$31	74%
Percentage of total net product revenue	19%	10%
Total net product revenue	$378	$434	$(56)	(13)%

Software and royalty revenue decreased 10% or approximately $34,000 during the three months ended March 31, 2015 as compared to the corresponding period in 2014. This decrease is due to lower identification project revenues of approximately $29,000, lower sales of our boxed identity management software sold through our distribution channel of approximately $43,000 offset by higher royalty revenues of approximately $34,000 and higher sales of our law enforcement software of approximately $4,000 for the three months ended March 31, 2015 as compared to the corresponding period of 2014.

Revenue from the sale of hardware and consumables decreased approximately $53,000 during the three months ended March 31, 2015 as compared to the corresponding period in 2014. This decrease resulted from lower revenues from project solutions containing hardware and consumable components.

                Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $31,000 during the three months ended March 31, 2015 as compared to the corresponding period in 2014, due primarily to the completion of the service elements in certain identity management project solutions.

                 We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended March 31, 2015, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the second quarter of 2015, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Three Months Ended March 31,
Maintenance Revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$613	$629	$(16)	(3)%

 Maintenance revenue was approximately $613,000 for the three months ended March 31, 2015 as compared to approximately $629,000 for the corresponding period in 2014.  Identity management maintenance revenue generated from identification software solutions were approximately $241,000 for the three months ended March 31, 2015 as compared to approximately $242,000 during the comparable period in 2014.  Law enforcement maintenance revenue was approximately $372,000 for the three months ended March 31, 2015 as compared to approximately $387,000 during the comparable period in 2014. The decrease of $15,000 results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Three Months Ended March 31,
Cost of Product Revenue:	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$21	$22	$(1)	(5)%
Percentage of software and royalty product revenue	7%	6%
Hardware and consumables	$—	$33	$(33)	(100)%
Percentage of hardware and consumables product revenue	—%	62%
Services	$53	$15	$38	253%
Percentage of services product revenue	73%	36%
Total product cost of revenue	$74	$70	$4	6%
Percentage of total product revenue	20%	16%

 The cost of software and royalty product revenue decreased 5% or approximately $1,000 for the three months ended March 31, 2015 as compared to the corresponding period of 2014. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The decrease in the cost of product revenue for our hardware and consumable sales of approximately $33,000 for the three months ended March 31, 2015 as compared to the corresponding period in 2014 reflects the lack of revenues generated from the sale of hardware and consumables.

 The cost of services revenue increased approximately $38,000 during the three months ended March 31, 2015 as compared to the corresponding period in 2014.  This increase reflects higher professional service revenues of approximately $31,000 combined with higher level more costly service resources utilized during the three months ended March 31, 2015 as compared to the corresponding period in 2014.

 Cost of Maintenance Revenue

	Three Months Ended March 31,
Maintenance cost of revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$212	$181	$31	17%
Percentage of total maintenance revenue	35%	29%

 Cost of maintenance revenue increased 17% or approximately $31,000 during the three months ended March 31, 2015 as compared to the corresponding period in 2014. This increase results from higher departmental expenses driven primarily by headcount increases for the three months ended March 31, 2015 as compared to the corresponding period in 2014.

 Product Gross Profit

	Three Months Ended March 31,
Product gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$284	$317	$(33)	(10)%
Percentage of software and royalty product revenue	93%	94%
Hardware and consumables	$—	$20	$(20)	(100)%
Percentage of hardware and consumables product revenue	—%	38%
Services	$20	$27	$(7)	(26)%
Percentage of services product revenue	27%	64%
Total product gross profit	$304	$364	$(60)	(16)%
Percentage of total product revenue	80%	84%

 Software and royalty gross profit decreased 10% or approximately $33,000 for the three months ended March 31, 2015 from the corresponding period in 2014 due primarily to lower software and royalty product revenues. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 Hardware and consumables gross profit decreased approximately $20,000 for the three-month period ended March 31, 2015 as compared to the corresponding period in 2014 as there were no sales of these products during the three months ended March 31, 2015.

Services gross profit decreased approximately $7,000 for the three months ended March 31, 2015 as compared to the corresponding period in 2014 due primarily to higher service revenues of approximately $30,000 offset by higher cost of service revenues of approximately $38,000 for the three months ended March 31, 2015 as compared to the corresponding period in 2014.

 Maintenance Gross Profit

	Three Months Ended March 31,
Maintenance gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$402	$448	$(46)	(10)%
Percentage of total maintenance revenue	66%	71%

 Gross profit related to maintenance revenue decreased 10% or approximately $46,000 for the three months ended March 31, 2015 as compared to the same period ended March 31, 2014. This decrease is due to lower maintenance revenues of approximately $16,000 combined with higher cost of maintenance revenues of approximately $31,000. Lower maintenance revenues results primarily from the expiration of certain maintenance contracts and the increase in cost of maintenance revenues results from headcount increases.

 Operating Expense

	Three Months Ended March 31,
Operating expenses	2015	2014	$ Change	% Change
(dollars in thousands)

General and administrative	$916	$1,016	$(100)	(10)%
Percentage of total net revenue	87%	96%
Sales and marketing	$650	$618	$32	5%
Percentage of total net revenue	66%	58%
Research and development	$1,033	$1,030	$3	0%
Percentage of total net revenue	104%	97%
Depreciation and amortization	$42	$42	$—	0%
Percentage of total net revenue	4%	4%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $100,000 during the three months ended March 31, 2015 as compared to the corresponding period in 2014 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $56,000 due primarily to decreases in professional services and investor relation fees of approximately $13,000, decreases in legal fees of approximately $39,000, decrease in audit related fees of approximately $2,000 and decreases in patent related expenses of approximately $13,000, offset by increases in various consulting and contract services of approximately $11,000.

●	Decrease in personnel related expense of approximately $38,000 due to headcount decreases.

●	Decrease in stock-based compensation expense of approximately $16,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $10,000.

            We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $32,000 during the three months ended March 31, 2015 as compared to the corresponding period in 2014 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $4,000.
●	Increase in professional services of approximately $61,000 resulting primarily from the modification of certain warrants issued to sales consultants.
●	Decrease in contract services, travel and trade show expenses and office related expenses of approximately $26,000.
●	Decrease in stock-based compensation expense of approximately $7,000.

 Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $3,000 for the three months ended March 31, 2015 as compared to the corresponding period in 2014 due primarily to the following major components:

●	Decrease in personnel expenditures of approximately $42,000 due to headcount decreases.

●	Increase in contractor fees and contract services of approximately $49,000.

●	Decrease in stock-based compensation of approximately $6,000.

●	Increase in office related expenses and travel of approximately $2,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended March 31, 2015 and 2014, depreciation and amortization expense was approximately $42,000. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the three months ended March 31, 2015, we recognized interest expense of approximately $438,000 and interest income of approximately $1,000. For the three months ended March 31, 2014, we recognized interest expense of approximately $79,000. Interest expense for the three months ended March 31, 2015 is comprised of approximately $12,000 of coupon interest on debt outstanding under our Line of Credit, approximately $41,000 in deferred financing fee amortization related to our Line of Credit, approximately $385,000 related to the recognition of beneficial conversion feature related to our Line of Credit. Interest expense for the three months ended March 31, 2014 is comprised of approximately $78,000 in deferred financing fee amortization related to our Line of Credit and approximately $1,000 related to certain related party notes payable.

 Other Income

 For the three months ended March 31, 2015, we recognized other income of approximately $46,000.  For the three months ended March 31, 2014, we recognized other income of approximately $283,000.  Other income for the three months ended March 31, 2015 is comprised of approximately $45,000 from the settlement of certain patent infringement matters in favor of the Company and $1,000 from miscellaneous receipts.  Other income for the three months ended March 31, 2014 was comprised of approximately $211,000 from the write-off of certain accounts payable and accrued expenses due to the legal statute of limitations on such payables and accrued expenses and approximately $35,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company and approximately $37,000 from the return of an advertising deposit previously written off due to uncertainties regarding its return.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $8,393,000 and accounts receivable, net of $435,000.  As of March 31, 2015, we had positive working capital of $6,990,000, which included $1,694,000 of deferred revenue. We have a history of recurring losses, and as of March 31, 2015, we have incurred a cumulative net loss of approximately $138,814,000.

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

In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the ”Series E Financing”). The Company issued 1,978 of Series E Preferred in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit, as defined below, was reduced to $3,050,000, and the $500K Line of Credit, as defined below, was terminated.

The Series E Financing resulted in gross proceeds to the Company of approximately $10,022,000, with net proceeds of approximately $9,955,000 million after deducting offering expenses of approximately $67,000.

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

 Operating Activities

 We used net cash of $2,228,000 in operating activities for the three months ended March 31, 2015 as compared to net cash used of $1,750,000 during the comparable period in 2014. During the three months ended March 31, 2015, net cash used in operating activities consisted of net loss of $2,330,000 and an increase in working capital and other assets and liabilities of $628,000. Those amounts were offset by $730,000 of non-cash costs including $182,000 in stock based compensation, $426,000 in debt issuance cost and beneficial conversion feature amortization, $80,000 in warrant compensation expense and $42,000 in depreciation and amortization. During the three months ended March 31, 2015, we used cash of $296,000 to fund increases in current assets and used cash of $332,000 through reductions in current liabilities and deferred revenues, excluding debt.

We used net cash of $1,750,000 in operating activities for the three months ended March 31, 2014. During the three months ended March 31, 2014, net cash used in operating activities consisted of net loss of $1,690,000 and an increase in working capital and other assets and liabilities of $186,000. Those amounts were offset by $126,000, net of non-cash costs including $217,000 in stock based compensation, $78,000 in debt issuance cost amortization and $42,000 in depreciation and amortization offset by $211,000 of non-cash income primarily from the write-off of certain accounts payable due to the expiration of the statute of limitations. During the three months ended March 31, 2014, we used cash of $231,000 to fund increases in current assets and generated cash of $45,000 through increases in current liabilities and deferred revenues, excluding debt.

 Investing Activities

 Net cash used in investing activities was $39,000 for the three months ended March 31, 2015 as compared to $17,000 used in the three months ended March 31, 2014. For the three months ended March 31, 2015, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $39,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the three months ended March 31, 2014, we used approximately $17,000 to fund capital expenditures of computer equipment, software and furniture and fixtures.

 Financing Activities

 We generated cash of $10,362,000 from financing activities for the three months ended March 31, 2015 as compared to the $1,572,000 generated during the same period in 2014. During the three months ended March 31, 2015, we generated cash of $10,022,000 from the Series E Financing offset by $67,000 in offering costs, $7,000 from the exercise of 8,456 Common Stock options and $750,000 from borrowings under the Line of Credit offset by the repayment of $350,000 under the Line of Credit. During the three months ended March 31, 2014, we generated cash of $1,548,000 from the exercise of 3,090,000 Common Stock warrants and $24,000 from the exercise of 33,920 Common Stock options.

 Debt

 At March 31, 2015, the Company had no outstanding debt and no related accrued interest.

               Contractual Obligations

   Total contractual obligations and commercial commitments as of March 31, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	1,310	335	975	—	—
Total	$1,310	$335	$975	$—	$—

    Real Property Leases

            Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at March 31, 2015:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;
●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and
●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until the expiration of the lease on July 31, 2015.

              At March 31, 2015, future minimum lease payments are as follows:

($ in thousands)
2015 (9 months)	$335
2016	$421
2017	$386
2018	$168
2019 and thereafter	$—
$1,310

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures.

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed on March 16, 2015.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2015, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: May 11, 2015	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 11, 2015	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)