Form 10-Q
period 2015-06-30
IMAGEWARE SYSTEMS INC
filed 2015-08-10
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock, with $0.01 par value, outstanding on August 7, 2015 was 93,873,652.

IMAGEWARE SYSTEMS, INC.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,448	$218
Accounts receivable, net of allowance for doubtful accounts of $3 at June 30, 2015 and December 31, 2014	313	266
Inventory, net	473	916
Other current assets	79	86
Total Current Assets	7,313	1,486

Property and equipment, net	184	211
Other assets	110	153
Intangible assets, net of accumulated amortization	131	144
Goodwill	3,416	3,416
Total Assets	$11,154	$5,410

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$133	$459
Deferred revenue	650	1,827
Accrued expenses	1,068	1,013
Total Current Liabilities	1,851	3,299

Convertible line of credit to related party, net of discount	—	1,311
Pension obligation	1,844	1,834
Total Liabilities	3,695	6,444

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation preference $607 at June 30, 2015 and December 31, 2014, respectively.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation preference $12,000 and $0 at June 30, 2015 and December 31, 2014, respectively.	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 93,880,356 and 93,513,854 shares issued at June 30, 2015 and December 31, 2014, respectively, and 93,873,652 and 93,507,150 shares outstanding at June 30, 2015 and December 31, 2014, respectively.	938	934
Additional paid-in capital	149,026	135,982
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,548)	(1,594)
Accumulated deficit	(140,895)	(136,294)
Total Shareholders’ Equity (Deficit)	7,459	(1,034)

Total Liabilities and Shareholders’ Equity (Deficit)	$11,154	$5,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product	$1,022	$281	$1,400	$715
Maintenance	673	656	1,287	1,285
	1,695	937	2,687	2,000
Cost of revenues:
Product	589	48	663	118
Maintenance	209	184	420	365
Gross profit	897	705	1,604	1,517

Operating expenses:
General and administrative	788	873	1,704	1,890
Sales and marketing	717	596	1,368	1,214
Research and development	1,114	1,152	2,148	2,181
Depreciation and amortization	41	46	83	88
	2,660	2,667	5,303	5,373
Loss from operations	(1,763)	(1,962)	(3,699)	(3,856)

Interest expense (income), net	(2)	105	435	184
Other income, net	—	(5)	(46)	(289)
Loss before income taxes	(1,761)	(2,062)	(4,088)	(3,751)
Income tax expense	6	12	8	12
Net loss	(1,767)	(2,074)	(4,096)	(3,763)
Preferred dividends	(302)	(13)	(506)	(25)
Net loss available to common shareholders	$(2,069)	$(2,087)	$(4,602)	$(3,788)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Preferred dividends	(0.00)	(0.00)	(0.01)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Basic and diluted weighted-average shares outstanding	93,674,349	91,930,400	93,595,433	90,293,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(1,767)	$(2,074)	$(4,096)	$(3,763)
Other comprehensive income (loss):
Foreign currency translation adjustment	34	(7)	(46)	(16)
Comprehensive loss	$(1,733)	$(2,081)	$(4,142)	$(3,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(4,096)	$(3,763)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	83	88
Amortization of debt issuance costs and beneficial conversion feature	426	182
Reduction in accounts payable and accrued expenses from the expiration of statute of limitations	—	(216)
Warrants issued in lieu of cash paid for services	80	—
Stock-based compensation	376	425
Change in assets and liabilities
Accounts receivable	(47)	(98)
Inventory	443	(98)
Other assets	9	(64)
Accounts payable	(326)	106
Deferred revenue	(1,177)	(357)
Accrued expenses	83	78
Pension obligation	10	27
Total adjustments	(40)	73
Net cash used in operating activities	(4,136)	(3,690)

Cash flows from investing activities
Purchase of property and equipment	(43)	(70)
Net cash used in investing activities	(43)	(70)

Cash flows from financing activities
Proceeds from exercised stock options	33	55
Proceeds from issuance of preferred stock, net of issuance costs	9,955	—
Proceeds from line of credit	750	—
Repayment of line of credit borrowings	(350)	—
Proceeds from exercised warrants to purchase stock	—	2,798
Dividends paid	(25)	(25)
Net cash provided by financing activities	10,363	2,828

Effect of exchange rate changes on cash	46	(16)
Net increase (decrease) in cash and cash equivalents	6,230	(948)

Cash and cash equivalents at beginning of period	218	2,363

Cash and cash equivalents at end of period	$6,448	$1,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$—	$57
Issuance of common stock warrants securing line of credit borrowing facility	$—	$127
Issuance of common stock pursuant to cashless warrant exercises	$—	$2
Issuance of common stock pursuant to conversion of Related-Party notes payable and accrued interest	$—	$85
Beneficial conversion feature of convertible debt	$146	$—
Conversion of related party notes into Series E Preferred	$1,978	$—
Stock dividend on Series E Preferred	$480	$—

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

         Management believes that the Company’s current cash, cash equivalents and available borrowings under our existing line of credit will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from June 30, 2015 and that we will have sufficient liquidity to fund our business and meet our contractual obligations during the aforementioned period.

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

 Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015, or any other future periods.

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

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amounts of hardware and software customization using the percentage of completion method based on costs incurred to date, compared to total estimated costs upon completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits.  Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts”. Amounts billed to customers in excess of revenue recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts”. Revenue from contracts for which the Company cannot reliably estimate total costs, or there are not significant amounts of customization, are recognized upon completion. For contracts that require significant amounts of customization that the Company accounts for under the completed contract method of revenue recognition, the Company defers revenue recognition until customer acceptance is received. For contracts containing either extended or dependent payment terms, revenue recognition is deferred until such time as payment has been received by the Company. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenues".  Sales tax collected from customers is excluded from revenue.

Customer Concentration

For the three months ended June 30, 2015, three customers accounted for approximately 56% or $953,000 of our total revenue and had trade receivables at June 30, 2015 of $0.  For the six months ended June 30, 2015, three customers accounted for approximately 42% or $1,126,000 of our total revenue and had trade receivables at June 30, 2015 of $0.  For the three months ended June 30, 2014, one customer accounted for approximately 19% or $174,000 of total revenues and had trade receivables at June 30, 2014 of $0. For the six months ended June 30, 2014, one customer accounted for approximately 19% or $376,000 of total revenues and had trade receivables at June 30, 2014 of $0.

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

 FASB ASU 2014-09. In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB finalized a one-year deferral of the effective date of the new standard. For public entities, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end public companies are therefore required to apply the revenue guidance beginning in their 2018 interim and annual financial statements. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

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

FASB ASU No. 2015-11. In July 2015, the FASB issued ASU 2015-11, 'Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity of measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect adoption of ASU No. 2015-11 to have a significant impact on our consolidated financial statements.

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

 The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted loss per share:
Net loss	$(1,767)	$(2,074)	$(4,096)	$(3,763)
Preferred dividends	(302)	(13)	(506)	(25)

Net loss available to common shareholders	$(2,069)	$(2,087)	$(4,602)	$(3,788)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	93,674,349	91,930,400	93,595,433	90,293,758

Net loss	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Preferred dividends	(0.00)	(0.00)	(0.01)	(0.00)

Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.02)	$(0.05)	$(0.04)

 The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities	For the Three and Six Months Ended June 30,
	2015	2014

Convertible preferred stock	6,361,818	46,027
Stock options	4,041,635	3,668,416
Warrants	661,666	1,973,562
Total potential dilutive securities	11,065,119	5,668,005

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

 Inventories of $473,000 as of June 30, 2015 were comprised of work in process of $465,000 representing direct labor costs of approximately $436,000 on in-process projects, approximately $29,000 of equipment related to in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000.

            Inventories of $916,000 as of December 31, 2014 were comprised of work in process of $909,000 comprised of direct labor costs on in-process projects of $881,000 and equipment on in-process projects of $28,000. Finished goods inventories were $7,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

 The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $8,000 and $15,000 as of June 30, 2015 and December 31, 2014, respectively, which include accumulated amortization of $339,000 and $332,000 as of June 30, 2015 and December 31, 2014, respectively.   Amortization expense for the intangible assets was $4,000 and 7,000 for the three and six months ended June 30, 2015 and 2014, respectively. All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent assets were $123,000 and $129,000 as of June 30, 2015 and December 31, 2014, respectively, which include accumulated amortization of $536,000 and $530,000 as of June 30, 2015 and December 31, 2014, respectively.  Amortization expense for patent assets was $3,000 and $6,000 for the three and six months ended June 30, 2015 and 2014, respectively. Patent assets are being amortized on a straight-line basis over their weighted-average remaining life of approximately 11.0 years.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2015 (6 months)	$14
2016	12
2017	12
2018	12
2019	12
Thereafter	69
Totals	$131

Goodwill

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of June 30, 2015 and December 31, 2014.

NOTE 5.  LINES OF CREDIT

Outstanding line of credit consists of the following:

($ in thousands)	June 30, 2015	December 31, 2014
Line of Credit to a related party:
8% convertible line of credit. Face value of advances under line of credit was $0 at June 30, 2015 and $1,550 at December 31, 2014. Discount on advances under line of credit was $0 at June 30, 2015 and $239 at December 31, 2014. Maturity date is March 27, 2017.	$—	$1,311

Total line of credit to related parties	—	1,311
Less current portion	(—)	(—)
Line of credit to related parties	$—	$1,311

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

  As consideration for the initial Line of Credit, the Company issued to the a warrant, exercisable for 1,052,632 shares of the Company’s Common Stock (the "Line of Credit Warrant"). The Line of Credit Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder a second warrant, exercisable for 177,778 shares of the Company’s Common Stock (the "Amendment Warrant:). The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

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

 During the six months ended June 30, 2015 and 2014, the Company recorded an aggregate of approximately $41,000 and $182,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

    In April 2014, the Company and the Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3,000,000 (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 (the “$500K Line of Credit”) with a second member of the Company’s Board of Directors (the “Second Holder”), which amount is convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the Amendment Warrant.

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

As of December 31, 2014, advances made under the Line of Credit agreement aggregated $1,550,000 and there were no borrowings under the $500K Line of Credit. During the six months ended June 30, 2015, the Company borrowed $750,000 under the Line of Credit and borrowed $0 under the $500K Line of Credit.  During the six months ended June 30, 2015, the Company repaid $350,000 in principal borrowings under the Line of Credit.

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

    The Company evaluated the lines of credit agreements and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the line of credit agreement was issued (commitment date). As of December 31, 2014, the Company had recorded approximately $296,000 in beneficial conversion feature as a debt discount and had amortized approximately $56,000 of such debt discount as a component of interest expense. Pursuant to additional borrowings made during the six months ended June 30, 2015, the Company recognized an additional $146,000 in beneficial conversion feature as debt discount. As a result of the Series E financing and retirement of all amounts outstanding under the line of credit, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the six months ended June 30, 2015.

NOTE 6.  EQUITY

 The Company’s Certificate of Incorporation, as amended, authorized the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”), redeemable at the option of the Company, outstanding as of June 30, 2015 and December 31, 2014.  At June 30, 2015 and December 31, 2014, the Company had cumulative undeclared dividends of approximately $8,000.  There were no conversions of Series B Preferred into Common Stock during the six months ended June 30, 2015 or 2014.

Series E Convertible Preferred Stock

 On January 29, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series E Convertible Preferred Stock (“Certificate of Designations”) with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Convertible Preferred Stock (“Series E Preferred”). Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Liquidation Preference, divided by $1.90.

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

The Company had 12,000 and 0 shares of Series E Preferred outstanding as of June 30, 2015 and December 31, 2014.  At June 30, 2015 and December 31, 2014, the Company had cumulative undeclared dividends of approximately $0.  There were no conversions of Series E Preferred into Common Stock during the three and six months ended June 30, 2015. The Company issued the holders of Series E Preferred 176,171 shares of Common Stock on June 30, 2015 as payment of dividends due on this date. For the six month period ended June 30, 2015, the Company has issued the holders of Series E Preferred 283,087 shares of Common Stock as payment of dividends due.

Common Stock

 The following table summarizes Common Stock activity for the six months ended June 30, 2015:

Common Stock

Shares outstanding at December 31, 2014	93,507,150
Shares issued pursuant to payment of stock dividend on Series E Preferred	283,087
Shares issued pursuant to options exercised for cash	38,039
Shares issued pursuant to cashless warrants exercised	45,376
Shares outstanding at June 30, 2015	93,873,652

 During the six months ended June 30, 2015, the Company issued 38,039 shares of Common Stock pursuant to the exercise of 38,039 options for cash proceeds of approximately $33,000 and issued 45,376  shares of Common Stock pursuant to the cashless exercise of 108,334 warrants. Also during the six months ended June 30, 2015, the Company issued 283,087 shares of Common Stock in payment of the accumulated Series E Preferred dividends due and payable as of June 30, 2015.

Warrants

 The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2014	977,778	$1.22
Granted	—	$0.00
Expired / Canceled	(207,778)	$2.09
Exercised	(108,334)	$1.01
Balance at June 30, 2015	661,666	$0.98

During the six months ended June 30, 2015, there were 108,334 warrants exercised on a cashless basis resulting in the issuance of 45,376 shares of the Company’s Common Stock. Also during the six months ended June 30, 2015, 207,778 warrants expired.

During the six months ended June 30, 2015, the Company modified 200,000 warrants previously issued to a consultant by eliminating certain performance condition requirements resulting in such warrants vesting pursuant to the passage of time. The Company determined the modification date fair value of the vested warrants using the Black-Scholes option valuation model and recorded approximately $80,000 in expense for the six months ended June 30, 2015. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price of $1.72, a term of 0.77 years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 64%. Such expense is recorded in the Company’s Condensed Consolidated Statement of Operations as a component of sales and marketing expense.

As of June 30, 2015, warrants to purchase 661,666 shares of Common Stock at prices ranging from $0.50 to $1.83 were outstanding. All warrants are exercisable as of June 30, 2015, and expire at various dates through December 2016, with the exception of an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events. The intrinsic value of warrants outstanding at June 30, 2015 was approximately $438,000.

 Stock-Based Compensation

 As of June 30, 2015, the Company had one active stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved.

 The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $141,000 and $269,000 for the three and six months ended June 30, 2015, respectively. Stock-based compensation expense related to equity options was approximately $148,000 and $306,000 for the three and six months ended June 30, 2014, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the six months ended June 30, 2015 and 2014 ranged from 55% to 99%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the six months ended June 30, 2015 and 2014 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the six months ended June 30, 2015 and 2014 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

 A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2014	4,057,296	$1.06
Granted	303,500	$1.79
Expired/Cancelled	(281,122)	$1.98
Exercised	(38,039)	$0.86
Balance at June 30, 2015	4,041,635	$1.06

 The intrinsic value of options exercised during the six months ended at June 30, 2015 was approximately $34,000. The intrinsic value of options exercisable at June 30, 2015 was approximately $2,586,000.  The aggregate intrinsic value for all options outstanding as of June 30, 2015 was $2,668,000. The weighted-average grant-date per share fair value of options granted during the six months ended June 30, 2015 was $1.06. At June 30, 2015, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $890,000 which will be recognized over a weighted-average period of 1.9 years.

         In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation to be rendered through December 2015. Such shares are forfeitable should the Board members’ services be terminated. In December 2013, the Company issued 144,000 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation to be rendered through December 2014. Pursuant to these issuances, the Company recorded approximately $54,000 and $107,000 as compensation expense for the three and six months ended June 30, 2015, respectively, and  $60,000 and $119,000 as compensation expense for the three and six months ended June 30, 2014, respectively.

 Stock-based compensation related to equity options and restricted stock grants has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$3	$3	$5	$6
General and administrative	130	140	253	285
Sales and marketing	32	34	62	70
Research and development	30	31	56	64

Total	$195	$208	$376	$425

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

	Fair Value at June 30, 2015
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,532	1,532	—	—
Totals	$1,532	1,532	—	—

	Fair Value at December 31, 2014
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,654	$1,654	$—	$—
Totals	$1,654	$1,654	$—	$—

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

NOTE 9.  RELATED PARTY TRANSACTIONS

Related-Party Lines of Credit

In March 2013, the Company entered into the Line of Credit with available borrowings of up to $2,500,000. The Line of Credit was extended by an existing shareholder and member of our Board of Directors.  In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000. Pursuant to the terms and conditions of the Amendment, the Holder has the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's Common Stock for $0.95 per share. Any remaining outstanding balance will be convertible into shares of the Company's Common Stock for $2.25 per share.

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

 During the six months ended June 30, 2015 and 2014, the Company recorded an aggregate of approximately $41,000 and $182,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

    In April 2014, the Company and the Holder entered into the Second Amendment decrease the available borrowings to $3,000,000. Contemporaneous with the execution of the Second Amendment, the Company entered into the $500K Line of Credit with the Second Holder, which amount is convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the 177,778 warrants issued by the Company to the Holder to purchase shares of the Company’s Common Stock, originally granted to the Holder upon execution of the Amendment.

    In December 2014, the Company and the Holder entered into the Third Amendment to increase the available borrowing to $5,000,000 and extend the maturity date of the Line of Credit to March 27, 2017. Also, as a result of the Third Amendment, the Holder has the right to convert up to $2,500,000 outstanding principal, plus any accrued but unpaid interest into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5,000,000.

Advances under the credit facility are made at the Company’s request.

As of December 31, 2014, advances made under the Line of Credit agreement aggregated $1,550,000 and there were no borrowings under the $500K Line of Credit. During the six months ended June 30, 2015, the Company borrowed $750,000 under the Line of Credit and borrowed $0 under the $500K Line of Credit.  During the six months ended June 30, 2015, the Company repaid $350,000 in principal borrowings under the Line of Credit.

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

    The Company evaluated the lines of credit agreements and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the line of credit agreement was issued (commitment date). As of December 31, 2014, the Company had recorded approximately $296,000 in beneficial conversion feature as a debt discount and had amortized approximately $56,000 of such debt discount as a component of interest expense. Pursuant to additional borrowings made during the six months ended June 30, 2015, the Company recognized an additional $146,000 in beneficial conversion feature as debt discount. As a result of the Series E financing and retirement of all amounts outstanding under the line of credit, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the six months ended June 30, 2015.

NOTE 10.  CONTINGENT LIABILITIES

 During the six months ended June 30, 2015 and 2014, the Company wrote off certain accounts payable and accrued expenses totaling approximately $0 and $216,000, respectively, which is included in “Other income” in the accompanying condensed consolidated statements of operations. Such accounts payable and accrued expenses represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

Employment Agreements

The Company has employment agreements with its Chief Executive Officer, Senior Vice President of Administration and Chief Financial Officer and Chief Technical Officer. The Company may terminate the agreements with or without cause. Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination  (as defined in the employment agreements) by the Company or by the executive.

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

            Under the terms of the employment agreements with our Senior Vice President of Administration and Chief Financial Officer and Chief Technical Officer, these executives will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; (ii) continuation of their medical and health benefits for a period of six months; (iii) immediate vesting of 50% of their outstanding stock options and restricted stock awards. In the event that their employment is terminated within nine months prior to or thirteen months following a change of control (defined below), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

 Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at June 30 2015:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until the expiration of the lease on July 31, 2015.

             At June 30, 2015, future minimum lease payments are as follows:

($ in thousands)
2015 (6 months)	$216
2016	$421
2017	$386
2018	$168
2019 and thereafter	$—
$1,191

 Rental expense incurred under operating leases for the six months ended June 30, 2015 and 2014 was approximately $227,000 and $209,000, respectively.

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

 Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2015 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

 This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

 Product Revenue

	Three Months Ended June 30,
Net Product Revenue	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$671	$238	$433	182%
Percentage of total net product revenue	66%	85%
Hardware and consumables	$20	$28	$(8)	(29)%
Percentage of total net product revenue	2%	10%
Services	$331	$15	$316	2,107%
Percentage of total net product revenue	32%	5%
Total net product revenue	$1,022	$281	$741	264%

Software and royalty revenue increased 182% or approximately $433,000 during the three months ended June 30, 2015 as compared to the corresponding period in 2014. This increase is attributable to higher identification project related revenues due to the completion of certain projects of approximately $465,000, higher sales of boxed identity management software sold through our distribution channel of approximately $18,000, higher sales of law enforcement project related revenues of approximately $13,000, and offset by lower royalty revenues of approximately $63,000.

Revenue from the sale of hardware and consumables decreased approximately $8,000 during the three months ended June 30, 2015 as compared to the corresponding period in 2014. This decrease resulted from lower sales of hardware and consumables in project solutions.

                Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $316,000 during the three months ended June 30, 2015 as compared to the corresponding period in 2014, due primarily to the completion of the service element in certain identity management project solutions.

                 We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended June 30, 2015, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the second-half of 2015, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Three Months Ended June 30,
Maintenance Revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$673	$656	$17	3%

 Maintenance revenue was approximately $673,000 for the three months ended June 30, 2015, as compared to approximately $656,000 for the corresponding period in 2014.  Identity management maintenance revenue generated from identification software solutions were approximately $303,000 for the three months ended June 30, 2015 as compared to approximately $243,000 during the comparable period in 2014.  Law enforcement maintenance revenue was approximately $370,000 for the three months ended June 30, 2015 as compared to approximately $413,000 during the comparable period in 2014. The increase of $60,000 in identification software solutions reflects the completion of certain projects and an increase to our installed base.  The decrease of approximately $43,000 related to law enforcement solutions results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Three Months Ended June 30,
Cost of Product Revenue:	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$27	$16	$11	69%
Percentage of software and royalty product revenue	4%	7%
Hardware and consumables	$15	$22	$(7)	(32)%
Percentage of hardware and consumables product revenue	75%	79%
Services	$547	$10	$537	5,370%
Percentage of services product revenue	165%	67%
Total product cost of revenue	$589	$48	$541	1,127%
Percentage of total product revenue	58%	17%

 The cost of software and royalty product revenue increased 69% or approximately $11,000 for the three months ended June 30, 2015 as compared to the corresponding period of 2014. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The decrease in the cost of product revenue for our hardware and consumable sales of approximately $7,000 for the three months ended June 30, 2015 as compared to the corresponding period in 2014 reflects lower hardware and consumables product revenues of approximately $8,000.

 The cost of services revenue increased approximately $537,000 during the three months ended June 30, 2015 as compared to the corresponding period in 2014.  This uncharacteristic increase reflects higher professional service revenues of approximately $316,000 due to the positive impact of non-recurring revenue received from one customer in the 2015 period combined with higher level and more costly service resources utilized in the generation of such non-recurring revenue during the three month period ended June 30, 2015 as compared to the corresponding period in 2014.

 Cost of Maintenance Revenue

	Three Months Ended June 30,
Maintenance cost of revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$209	$184	$25	14%
Percentage of total maintenance revenue	31%	28%

 Cost of maintenance revenue increased 14% or approximately $25,000 during the three months ended June 30, 2015 as compared to the corresponding period in 2014. This increase results from higher departmental expenses driven primarily by headcount increases for the three months ended June 30, 2015 as compared to the corresponding period in 2014.

 Product Gross Profit

	Three Months Ended June 30,
Product gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$644	$222	$422	190%
Percentage of software and royalty product revenue	96%	93%
Hardware and consumables	$5	$6	$(1)	(17)%
Percentage of hardware and consumables product revenue	25%	21%
Services	$(216)	$5	$(221)	(4,420)%
Percentage of services product revenue	(65)%	33%
Total product gross profit	$433	$233	$200	86%
Percentage of total product revenue	42%	83%

 Software and royalty gross profit increased 190% or approximately $422,000 for the three months ended June 30, 2015 from the corresponding period in 2014 due primarily to higher software and royalty revenues of approximately $433,000 resulting from the completion of certain identity management projects. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

        Services gross profit decreased approximately $221,000 for the three months ended June 30, 2015 as compared to the corresponding period in 2014 due primarily to higher service revenues of approximately $316,000 offset by higher cost of service revenues of approximately $537,000 for the three months ended June 30, 2015 as compared to the corresponding period in 2014.  The increase in service revenues and uncharacteristically high cost of service revenues reflects the impact of non-recurring revenue received from one customer in the 2015 period due to significant costs incurred from implementation challenges. The Company’s contract with this one customer in the 2015 period also included software product revenues of approximately $440,000, offset by minimal costs.

 Maintenance Gross Profit

	Three Months Ended June 30,
Maintenance gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$464	$472	$(8)	(2)%
Percentage of total maintenance revenue	69%	72%

 Gross profit related to maintenance revenue decreased 2% or approximately $8,000 for the three months ended June 30, 2015 as compared to the same period ended June 30, 2014. This decrease is due to higher departmental expenses primarily due to headcount increases.

 Operating Expense

	Three Months Ended June 30,
Operating expense	2015	2014	$ Change	% Change
(dollars in thousands)

General and administrative	$788	$873	$(85)	(10)%
Percentage of total net revenue	47%	93%
Sales and marketing	$717	$596	$121	20%
Percentage of total net revenue	42%	64%
Research and development	$1,114	$1,152	$(38)	(3)%
Percentage of total net revenue	66%	123%
Depreciation and amortization	$41	$46	$(5)	(11)%
Percentage of total net revenue	2%	5%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $85,000 during the three months ended June 30, 2015 as compared to the corresponding period in 2014 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $96,000 due primarily to decreases in legal fees of approximately $74,000, decrease in audit related fees of approximately $4,000, decreases in patent related expenses of approximately $13,000, decrease in investor relation fees of approximately $22,000, decreases in Board of Director fees of approximately $6,000 offset by increases in various consulting and contract services of approximately $23,000.

●	Decrease in personnel related expense of approximately $18,000 due to headcount decreases.

●	Decrease in stock-based compensation expense of approximately $4,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $33,000.

            We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $121,000 during the three months ended June 30, 2015 as compared to the corresponding period in 2014 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $92,000 due to certain severance payments.
●	Decrease in professional services of approximately $7,000 resulting from lower utilization of certain consultants.
●	Decrease in contract services, travel and trade show expenses and office related expenses of approximately $12,000.
●	Decrease in stock-based compensation expense of approximately $2,000.
●	Increase in our Mexico sales office expenses of approximately $50,000 due to higher utilization of contractors.

 Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $38,000 for the three months ended June 30, 2015 as compared to the corresponding period in 2014 due primarily to the following major components:

●	Decrease in contractor fees and contract services of approximately $64,000.

●	Decrease in stock-based compensation of approximately $2,000.

●	Increase in office related expenses and travel of approximately $28,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended June 30, 2015 and 2014, depreciation and amortization expense was approximately $41,000 and $46,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the three months ended June 30, 2015, we recognized interest expense of approximately $0 and interest income of approximately $2,000. For the three months ended June 30, 2014, we recognized interest expense of approximately $105,000. Interest expense for the three months ended June 30, 2014 is comprised of approximately $104,000 of amortization expense of deferred financing fees related to our unsecured line of credit and approximately $1,000 related to coupon interest on our 7% related party convertible notes.

 Other Income

For the three months ended June 30, 2015, we recognized other income of approximately $0.  For the three months ended June 30, 2014, we recognized other income of approximately $5,000.   Other income for the three months ended June 30, 2014 is comprised of approximately $5,000 from the write-off of certain accrued expenses due to the expiration of the legal statute of limitation on such accrued expense.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

 Product Revenue

	Six Months Ended June 30,
Net Product Revenue	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$974	$580	$394	68%
Percentage of total net product revenue	70%	81%
Hardware and consumables	$23	$78	$(55)	(71)%
Percentage of total net product revenue	1%	11%
Services	$403	$57	$346	607%
Percentage of total net product revenue	29%	8%
Total net product revenue	$1,400	$715	$685	96%

Software and royalty revenue increased 68% or approximately $394,000 during the six months ended June 30, 2015 as compared to the corresponding period in 2014. This increase is due to higher identification project revenues of approximately $432,000 and higher sales of our law enforcement software of approximately $15,000, offset by lower sales of our boxed identity management software sold through our distribution channel of approximately $24,000 and lower royalty revenues of approximately $29,000 for the six months ended June 30, 2015 as compared to the corresponding period of 2014.

Revenue from the sale of hardware and consumables decreased approximately $55,000 during the six months ended June 30, 2015 as compared to the corresponding period in 2014. This decrease resulted from lower revenues from project solutions containing hardware and consumable components.

                Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $346,000 during the six months ended June 30, 2015 as compared to the corresponding period in 2014, due primarily to the completion of the service elements in certain identity management project solutions.

                 We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended June 30, 2015, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the second-half of 2015, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Six Months Ended June 30,
Maintenance Revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$1,287	$1,285	$2	0%

 Maintenance revenue was approximately $1,287,000 for the six months ended June 30, 2015 as compared to approximately $1,285,000 for the corresponding period in 2014.  Identity management maintenance revenue generated from identification software solutions were approximately $545,000 for the six months ended June 30, 2015 as compared to approximately $485,000 during the comparable period in 2014.  Law enforcement maintenance revenue was approximately $742,000 for the six months ended June 30, 2015 as compared to approximately $800,000 during the comparable period in 2014. The increase of approximately $60,000 in identification software solutions reflects the completion of certain projects and an increase to our installed base.  The decrease of approximately $58,000 related to law enforcement solutions is a result of from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Six Months Ended June 30,
Cost of Product Revenue:	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$48	$37	$11	29%
Percentage of software and royalty product revenue	5%	6%
Hardware and consumables	$15	$56	$(41)	(73)%
Percentage of hardware and consumables product revenue	65%	72%
Services	$600	$25	$575	2,300%
Percentage of services product revenue	149%	44%
Total product cost of revenue	$663	$118	$545	462%
Percentage of total product revenue	47%	17%

 The cost of software and royalty product revenue decreased 29% or approximately $11,000 for the six months ended June 30, 2015 as compared to the corresponding period of 2014. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The decrease in the cost of product revenue for our hardware and consumable sales of approximately $41,000 for the six months ended June 30, 2015 as compared to the corresponding period in 2014 reflects lower  revenues of approximately $55,000 from the sale of hardware and consumables.

 The cost of services revenue increased approximately $575,000 during the six months ended June 30, 2015 as compared to the corresponding period in 2014.  This uncharacteristic increase reflects higher professional service revenues of approximately $346,000 due to the positive impact of non-recurring revenue received from one customer in the 2015 period combined with higher level and more costly service resources utilized in the generation of such non-recurring revenue during the six months ended June 30, 2015 as compared to the corresponding period in 2014.

 Cost of Maintenance Revenue

	Six Months Ended June 30,
Maintenance cost of revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$420	$365	$55	15%
Percentage of total maintenance revenue	33%	28%

 Cost of maintenance revenue increased 15% or approximately $55,000 during the six months ended June 30, 2015 as compared to the corresponding period in 2014. This increase results from higher departmental expenses driven primarily by headcount increases for the six months ended June 30, 2015 as compared to the corresponding period in 2014.

 Product Gross Profit

	Six Months Ended June 30,
Product gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$926	$543	$383	71%
Percentage of software and royalty product revenue	95%	94%
Hardware and consumables	$8	$22	$(14)	(64)%
Percentage of hardware and consumables product revenue	35%	28%
Services	$(197)	$32	$(229)	(716)%
Percentage of services product revenue	(49)%	56%
Total product gross profit	$737	$597	$140	24%
Percentage of total product revenue	53%	83%

 Software and royalty gross profit increased 71% or approximately $383,000 for the six months ended June 30, 2015 from the corresponding period in 2014 due primarily to higher software and royalty product revenues. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 Hardware and consumables gross profit decreased approximately $14,000 for the six-month period ended June 30, 2015 as compared to the corresponding period in 2014. This decrease resulted from lower sales of hardware and consumables in project solutions of approximately $55,000 combined with corresponding lower cost of hardware and consumables product revenue of $41,000 for the six months ended June 30, 2015 as compared to the corresponding period in 2014.

         Services gross profit decreased approximately $229,000 for the six months ended June 30, 2015 as compared to the corresponding period in 2014 due primarily to higher service revenues of approximately $346,000 offset by higher cost of service revenues of approximately $575,000 for the six months ended June 30, 2015 as compared to the corresponding period in 2014.  The increase in service revenues and uncharacteristically high cost of service revenues reflects the impact of non-recurring revenue received from one customer in the 2015 period due to significant costs incurred from implementation challenges. The Company’s contract with this one customer in the 2015 period also included software product revenues of approximately $440,000, offset by minimal costs.

 Maintenance Gross Profit

	Six Months Ended June 30,
Maintenance gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$867	$920	$(53)	(6)%
Percentage of total maintenance revenue	67%	72%

 Gross profit related to maintenance revenue decreased 6% or approximately $53,000 for the six months ended June 30, 2015 as compared to the same period ended June 30, 2014. This decrease is due to higher cost of maintenance revenues of approximately $55,000 resulting from higher departmental expenses driven primarily by headcount increases.

 Operating Expense

	Six Months Ended June 30,
Operating expense	2015	2014	$ Change	% Change
(dollars in thousands)

General and administrative	$1,704	$1,890	$(186)	(10)%
Percentage of total net revenue	63%	95%
Sales and marketing	$1,368	$1,214	$154	13%
Percentage of total net revenue	51%	61%
Research and development	$2,148	$2,181	$(33)	(2)%
Percentage of total net revenue	80%	109%
Depreciation and amortization	$83	$88	$(5)	(6)%
Percentage of total net revenue	3%	4%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $186,000 during the six months ended June 30, 2015 as compared to the corresponding period in 2014 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $140,000 due primarily to decreases in professional services and investor relation fees of approximately $13,000, decreases in legal fees of approximately $113,000, decrease in audit related fees of approximately $2,000, decrease in Board of Director fees of approximately $11,000 and decreases in patent related expenses of approximately $27,000, offset by increases in various consulting and contract services of approximately $26,000.

●	Decrease in personnel related expense of approximately $56,000 due to headcount decreases.

●	Decrease in stock-based compensation expense of approximately $20,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $30,000.

            We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $154,000 during the six months ended June 30, 2015 as compared to the corresponding period in 2014 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $97,000 due primarily to severance charges.
●	Increase in professional services of approximately $54,000 resulting primarily from the modification of certain warrants issued to sales consultants.
●	Decrease in contract services, travel and trade show expenses and office related expenses of approximately $51,000.
●	Decrease in stock-based compensation expense of approximately $9,000.

●	Increase in our Mexico sales office related expenses of approximately $63,000 due primarily to higher contractor utilization.

 Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $33,000 for the six months ended June 30, 2015 as compared to the corresponding period in 2014 due primarily to the following major components:

●	Decrease in personnel expenditures of approximately $42,000 due to headcount decreases.

●	Decrease in contractor fees and contract services of approximately $16,000.

●	Decrease in stock-based compensation of approximately $8,000.

●	Increase in office related expenses and travel of approximately $33,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the six months ended June 30, 2015 and 2014, depreciation and amortization expense was approximately $83,000 and $88,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the six months ended June 30, 2015, we recognized interest expense of approximately $438,000 and interest income of approximately $3,000. For the six months ended June 30, 2014, we recognized interest income of approximately $1,000 and interest expense of approximately $185,000.  Interest expense for the six months ended June 30, 2015 is comprised of approximately $12,000 of coupon interest on debt outstanding under our Line of Credit, approximately $41,000 in deferred financing fee amortization related to our Line of Credit and approximately $385,000 related to the recognition of beneficial conversion feature related to our Line of Credit. Interest expense for the six months ended June 30, 2014 is comprised of approximately $182,000 of amortization expense of deferred financing fees related to our unsecured line of credit and approximately $3,000 is related to coupon interest on our 7% related party convertible notes.

 Other Income

 For the six months ended June 30, 2015, we recognized other income of approximately $46,000.  For the six months ended June 30, 2014, we recognized other income of approximately $289,000.  Other income for the six months ended June 30, 2015 is comprised of approximately $45,000 from the settlement of certain patent infringement matters in favor of the Company and $1,000 from miscellaneous receipts.  Other income for the six months ended June 30, 2014 is comprised of approximately $217,000 from the write-off of certain accounts payable and accrued expenses due to the expiration of the legal statute of limitations on such payables and accrued liabilities, approximately $35,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company and approximately $37,000 from the return of an advertising deposit previously written off due to uncertainties regarding its return.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $6,448,000 and accounts receivable, net of $313,000.  As of June 30, 2015, we had positive working capital of $5,462,000, which included $650,000 of deferred revenue. We have a history of recurring losses, and as of June 30, 2015, we have incurred a cumulative net loss of approximately $140,895,000.

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

          Management believes that the Company’s current cash, cash equivalents and available borrowings under our existing line of credit will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from June 30, 2015 and that we will have sufficient liquidity to fund our business and meet our contractual obligations during the aforementioned period.

 Operating Activities

 We used net cash of $4,136,000 in operating activities for the six months ended June 30, 2015 as compared to net cash used of $3,690,000 during the comparable period in 2014. During the six months ended June 30, 2015, net cash used in operating activities consisted of net loss of $4,096,000 and a decrease in working capital and other assets and liabilities of $1,005,000. Those amounts were offset by $965,000 of non-cash costs including $376,000 in stock based compensation, $426,000 in debt issuance cost and beneficial conversion feature amortization, $80,00  in warrant compensation expense and $83,000 in depreciation and amortization. During the six months ended June 30, 2015, we generated cash of $405,000 through decreases in current assets and used cash of $1,410,000 through reductions in current liabilities and deferred revenues, excluding debt.

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

 Investing Activities

 Net cash used in investing activities was $43,000 for the six months ended June 30, 2015 as compared to $70,000 used in the six months ended June 30, 2014. For the six months ended June 30, 2015, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $43,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the six months ended June 30, 2014, we used approximately $70,000 to fund capital expenditures of computer equipment, software and furniture and fixtures.

 Financing Activities

 We generated cash of $10,363,000 from financing activities for the six months ended June 30, 2015 as compared to the $2,828,000 generated during the same period in 2014. During the six months ended June 30, 2015, we generated cash of $10,022,000 from the Series E Financing offset by $67,000 in offering costs, $33,000 from the exercise of 38,039 Common Stock options and $750,000 from borrowings under the Line of Credit offset by the repayment of $350,000 under the Line of Credit. During the six months ended June 30, 2015, we also used cash of $25,000 for the payment of dividends on our Series B Preferred. During the  six months ended June 30, 2014, we generated cash of $2,798,000 from the exercise of 4,642,632 common stock warrants and $55,000 from the exercise of 83,745 common stock options and used cash of $25,000 for the payment of dividends on our Series B Preferred.

 Debt

 At June 30, 2015, the Company had no outstanding debt and no related accrued interest.

            Contractual Obligations

   Total contractual obligations and commercial commitments as of June 30, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	1,191	216	975	—	—
Total	$1,191	$216	$975	$—	$—

    Real Property Leases

            Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at June 30, 2015:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month, on a month-to-month basis until terminated by either party.

              At June 30, 2015, future minimum lease payments are as follows:

($ in thousands)
2015 (6 months)	$216
2016	$421
2017	$386
2018	$168
2019 and thereafter	$—
$1,191

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed on March 16, 2015.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2015, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 10, 2015	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: August 10, 2015	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)