Form 10-Q
period 2015-09-30
IMAGEWARE SYSTEMS INC
filed 2015-11-16
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock, with $0.01 par value, outstanding on November 13, 2015 was 94,070,895.

 IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,933	$218
Accounts receivable, net of allowance for doubtful accounts of $3 at September 30, 2015 and December 31, 2014	1,044	266
Inventory, net	378	916
Other current assets	139	86
Total Current Assets	6,494	1,486

Property and equipment, net	182	211
Other assets	110	153
Intangible assets, net of accumulated amortization	124	144
Goodwill	3,416	3,416
Total Assets	$10,326	$5,410

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$331	$459
Deferred revenue	1,325	1,827
Accrued expenses	912	1,013
Total Current Liabilities	2,568	3,299

Convertible line of credit to related party, net of discount	—	1,311
Pension obligation	1,867	1,834
Total Liabilities	4,435	6,444

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference $620 and $607 at September 30, 2015 and December 31, 2014, respectively.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference $12,000 and $0 at September 30, 2015 and December 31, 2014, respectively.	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 94,077,599 and 93,513,854 shares issued at September 30, 2015 and December 31, 2014, respectively, and 94,070,895 and 93,507,150 shares outstanding at September 30, 2015 and December 31, 2014, respectively.	940	934
Additional paid-in capital	149,607	135,982
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,549)	(1,594)
Accumulated deficit	(143,045)	(136,294)
Total Shareholders’ Equity (Deficit)	5,891	(1,034)

Total Liabilities and Shareholders’ Equity (Deficit)	$10,326	$5,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product	$552	$362	$1,952	$1,077
Maintenance	629	557	1,916	1,842
	1,181	919	3,868	2,919
Cost of revenues:
Product	124	77	786	195
Maintenance	197	171	618	536
Gross profit	860	671	2,464	2,188

Operating expenses:
General and administrative	907	971	2,611	2,861
Sales and marketing	663	567	2,030	1,781
Research and development	1,203	1,210	3,350	3,391
Depreciation and amortization	40	45	123	134
	2,813	2,793	8,114	8,167
Loss from operations	(1,953)	(2,122)	(5,650)	(5,979)

Interest expense, net	1	104	436	288
Other income, net	(99)	(1)	(145)	(289)
Loss before income taxes	(1,855)	(2,225)	(5,941)	(5,978)
Income tax expense	3	3	11	15
Net loss	(1,858)	(2,228)	(5,952)	(5,993)
Preferred dividends	(306)	(13)	(812)	(38)
Net loss available to common shareholders	$(2,164)	$(2,241)	$(6,764)	$(6,031)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.02)	$(0.02)	$(0.06)	$(0.07)
Preferred dividends	(0.00)	(0.00)	(0.01)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Basic and diluted weighted-average shares outstanding	93,876,339	93,162,548	93,690,097	91,260,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,858)	$(2,228)	$(5,952)	$(5,993)
Other comprehensive income:
Foreign currency translation adjustment	—	48	46	32
Comprehensive loss	$(1,858)	$(2,180)	$(5,906)	$(5,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(5,952)	$(5,993)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	123	134
Amortization of debt issuance costs and beneficial conversion feature	426	286
Reduction in accounts payable and accrued expenses from the expiration of statute of limitations	—	(216)
Warrants issued in lieu of cash paid for services	80	53
Stock-based compensation	665	634
Change in assets and liabilities
Accounts receivable	(777)	41
Inventory	539	(275)
Other assets	(53)	36
Accounts payable	(128)	190
Deferred revenue	(502)	333
Accrued expenses	(76)	128
Pension obligation	33	10
Total adjustments	330	1,354
Net cash used in operating activities	(5,622)	(4,639)

Cash flows from investing activities
Purchase of property and equipment	(73)	(100)
Net cash used in investing activities	(73)	(100)

Cash flows from financing activities
Proceeds from exercised stock options	34	59
Proceeds from issuance of preferred stock, net of issuance costs	9,955	—
Proceeds from line of credit	750	—
Repayment of line of credit borrowings	(350)	—
Proceeds from exercised warrants to purchase stock	—	2,798
Dividends paid	(25)	(25)
Net cash provided by financing activities	10,364	2,832

Effect of exchange rate changes on cash	46	32
Net increase (decrease) in cash and cash equivalents	4,715	(1,875)

Cash and cash equivalents at beginning of period	218	2,363

Cash and cash equivalents at end of period	$4,933	$488

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2
Cash paid for income taxes	$—	$1
Summary of non-cash investing and financing activities:
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$—	$57
Issuance of common stock warrants securing line of credit borrowing facility	$—	$127
Issuance of common stock pursuant to cashless warrant exercises	$—	$9
Issuance of common stock pursuant to conversion of Related-Party notes payable and accrued interest	$—	$85
Beneficial conversion feature of convertible debt	$146	$—
Conversion of related party notes into Series E Preferred	$1,978	$—
Stock dividend on Series E Preferred	$774	$—

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

Management believes that the Company’s current cash, cash equivalents and available borrowings under our existing line of credit will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from September 30, 2015 and that we will have sufficient liquidity to fund our business and meet our contractual obligations during the aforementioned period.

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

 Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015, or any other future periods.

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

Customer Concentration

For the three months ended September 30, 2015,  two customers accounted for approximately 26% or $312,000 of our total revenue and had trade receivables at September 30, 2015 of $792,000, all of which was collected subsequent to September 30, 2015. For the nine months ended September 30, 2015,  three customers accounted for approximately 35% or $1,353,000 of our total revenue and had trade receivables at September 30, 2015 of $792,000, all of which was collected subsequent to September 30, 2015. For the three months ended September 30, 2014,  two customers accounted for approximately 38% or $346,000 of total revenues and had trade receivables at September 30, 2014 of $43,000. For the nine months ended September 30, 2014,  two customers accounted for approximately 30% or $879,000 of total revenues and had trade receivables at September 30, 2014 of $43,000.

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

FASB ASU No. 2015-15. In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard will become effective for the Company beginning January 1, 2016. The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, issued in August 2015, adds these SEC comments to the “S” section of the Codification. The implementation of this standard is not expected to have a significant impact on our consolidated financial statements.

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

 The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted loss per share:
Net loss	$(1,858)	$(2,228)	$(5,952)	$(5,993)
Preferred dividends	(306)	(13)	(812)	(38)

Net loss available to common shareholders	$(2,164)	$(2,241)	$(6,764)	$(6,031)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	93,867,339	93,162,548	93,690,097	91,260,530

Net loss	$(0.02)	$(0.02)	$(0.06)	$(0.07)
Preferred dividends	(0.00)	(0.00)	(0.01)	(0.00)

Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.02)	$(0.07)	$(0.07)

 The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities	For the Three and Nine Months Ended September 30,
	2015	2014

Convertible preferred stock	6,362,790	46,991
Stock options	5,361,969	3,663,670
Warrants	466,666	1,057,778
Total potential dilutive securities	12,191,425	4,768,439

 NOTE 4. SELECT BALANCE SHEET DETAILS

Inventory

 Inventories of $378,000 as of September 30, 2015 were comprised of work in process of $370,000 representing direct labor costs of approximately $341,000 on in-process projects, approximately $29,000 of equipment related to in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000.

 Inventories of $916,000 as of December 31, 2014 were comprised of work in process of $909,000 comprised of direct labor costs on in-process projects of $881,000 and equipment on in-process projects of $28,000. Finished goods inventories were $7,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

 The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $4,000 and $15,000 as of September 30, 2015 and December 31, 2014, respectively, which include accumulated amortization of $343,000 and $332,000 as of September 30, 2015 and December 31, 2014, respectively.   Amortization expense for the intangible assets was $4,000 and 11,000 for the three and nine months ended September 30, 2015 and 2014, respectively. All intangible assets are being amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent assets were $120,000 and $129,000 as of September 30, 2015 and December 31, 2014, respectively, which include accumulated amortization of $539,000 and $530,000 as of September 30, 2015 and December 31, 2014, respectively.  Amortization expense for patent assets was $3,000 and $9,000 for the three and nine months ended September 30, 2015 and 2014, respectively. Patent assets are being amortized on a straight-line basis over their weighted-average remaining life of approximately 10.75 years.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2015 (3 months)	$6
2016	12
2017	12
2018	12
2019	12
Thereafter	70
Totals	$124

Goodwill

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of September 30, 2015 and December 31, 2014.

NOTE 5.  LINES OF CREDIT

Outstanding line of credit consists of the following:

($ in thousands)	September 30, 2015	December 31, 2014
Line of Credit to a related party:
8% convertible line of credit. Face value of advances under line of credit was $0 at September 30, 2015 and $1,550 at December 31, 2014. Discount on advances under line of credit was $0 at September 30, 2015 and $239 at December 31, 2014. Maturity date is March 27, 2017.	$—	$1,311

Total line of credit to related parties	—	1,311
Less current portion	(—)	(—)
Line of credit to related parties	$—	$1,311

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

As consideration for the initial Line of Credit, the Company issued a warrant to the Holder, exercisable for 1,052,632 shares of the Company’s Common Stock (the "Line of Credit Warrant"). The Line of Credit Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder a second warrant, exercisable for 177,778 shares of the Company’s Common Stock (the “Amendment Warrant”). The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

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

 During the nine months ended September 30, 2015 and 2014, the Company recorded an aggregate of approximately $41,000 and $286,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

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

As of December 31, 2014, advances made under the Line of Credit agreement aggregated $1,550,000 and there were no borrowings under the $500K Line of Credit. During the nine months ended September 30, 2015, the Company borrowed $750,000 under the Line of Credit and borrowed $0 under the $500K Line of Credit. During the nine months ended September 30, 2015, the Company repaid $350,000 in principal borrowings under the Line of Credit.

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

 The Company evaluated the lines of credit agreements and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the line of credit agreement was issued (commitment date). As of December 31, 2014, the Company had recorded approximately $296,000 in beneficial conversion feature as a debt discount and had amortized approximately $56,000 of such debt discount as a component of interest expense. Pursuant to additional borrowings made during the nine months ended September 30, 2015, the Company recognized an additional $146,000 in beneficial conversion feature as debt discount. As a result of the Series E financing and retirement of all amounts outstanding under the line of credit, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the nine months ended September 30, 2015.

NOTE 6.  EQUITY

 The Company’s Certificate of Incorporation, as amended, authorized the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”), redeemable at the option of the Company, outstanding as of September 30, 2015 and December 31, 2014.  At September 30, 2015 and December 31, 2014, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively.  There were no conversions of Series B Preferred into Common Stock during the nine months ended September 30, 2015 or 2014.

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

In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the “Series E Financing”).

The Company had 12,000 and 0 shares of Series E Preferred outstanding as of September 30, 2015 and December 31, 2014, respectively.  At September 30, 2015 and December 31, 2014, the Company had cumulative undeclared dividends of approximately $0.  There were no conversions of Series E Preferred into Common Stock during the three and nine months ended September 30, 2015. The Company issued the holders of Series E Preferred 195,577 shares of Common Stock on September 30, 2015 as payment of dividends due on this date. For the nine month period ended September 30, 2015, the Company has issued the holders of Series E Preferred 478,664 shares of Common Stock as payment of dividends due.

Common Stock

 The following table summarizes Common Stock activity for the nine months ended September 30, 2015:

Common Stock

Shares outstanding at December 31, 2014	93,507,150
Shares issued pursuant to payment of stock dividend on Series E Preferred	478,664
Shares issued pursuant to options exercised for cash	39,705
Shares issued pursuant to cashless warrants exercised	45,376
Shares outstanding at September 30, 2015	94,070,895

 During the nine months ended September 30, 2015, the Company issued 39,705 shares of Common Stock pursuant to the exercise of 39,705 options for cash proceeds of approximately $34,000 and issued 45,376  shares of Common Stock pursuant to the cashless exercise of 108,334 warrants. Also during the nine months ended September 30, 2015, the Company issued 478,664 shares of Common Stock in payment of the accumulated Series E Preferred dividends due and payable as of September 30, 2015.

Warrants

 The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2014	977,778	$1.22
Granted	—	$—
Expired / Canceled	(402,778)	$1.90
Exercised	(108,334)	$1.01
Balance at September 30, 2015	466,666	$0.68

During the nine months ended September 30, 2015, there were 108,334 warrants exercised on a cashless basis resulting in the issuance of 45,376 shares of the Company’s Common Stock. Also during the nine months ended September 30, 2015, 402,778 warrants expired.

During the nine months ended September 30, 2015, the Company modified 200,000 warrants previously issued to a consultant by eliminating certain performance condition requirements resulting in such warrants vesting pursuant to the passage of time. The Company determined the modification date fair value of the vested warrants using the Black-Scholes option valuation model and recorded approximately $80,000 in expense for the nine months ended September 30, 2015. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price of $1.72, a term of 0.77 years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 64%. Such expense is recorded in the Company’s Condensed Consolidated Statement of Operations as a component of sales and marketing expense.

As of September 30, 2015, warrants to purchase 466,666 shares of Common Stock at prices ranging from $0.50 to $1.10 were outstanding. All warrants are exercisable as of September 30, 2015, and expire at various dates through September 2017, with the exception of an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events. The intrinsic value of warrants outstanding at September 30, 2015 was approximately $384,000.

 Stock-Based Compensation

 As of September 30, 2015, the Company had one active stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved.

 The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $234,000 and $503,000 for the three and nine months ended September 30, 2015, respectively. Stock-based compensation expense related to equity options was approximately $150,000 and $456,000 for the three and nine months ended September 30, 2014, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2015 and 2014 ranged from 77% to 121%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the nine months ended September 30, 2015 and 2014 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2015 and 2014 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

 A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2014	4,057,296	$1.06
Granted	1,670,000	$1.74
Expired/Cancelled	(325,622)	$2.03
Exercised	(39,705)	$0.87
Balance at September 30, 2015	5,361,969	$1.21

 The intrinsic value of options exercised during the nine months ended at September 30, 2015 was approximately $25,000. The intrinsic value of options exercisable at September 30, 2015 was approximately $2,181,000.  The aggregate intrinsic value for all options outstanding as of September 30, 2015 was $2,222,000. The weighted-average grant-date per share fair value of options granted during the nine months ended September 30, 2015 was $1.29. At September 30, 2015, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,765,000 which will be recognized over a weighted-average period of 2.5 years.

In September 2015, the Company issued an aggregate of 425,000 stock options to purchase shares of the Company’s common stock to certain members of the Company’s management team.  Such options contain certain performance conditions affecting the vesting of these options.  The Company evaluated the options using the guidance in ASC No. 718, Compensation – Stock Compensation, which requires accruals of compensation cost for awards with performance conditions based on the probable outcome of the performance condition.  Accordingly the Company has not accrued any compensation cost for the three and nine months ended September 30, 2015 based on its assessment of the achievement of the performance condition.

 In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation to be rendered through December 2015. Such shares are forfeitable should the Board members’ services be terminated. In December 2013, the Company issued 144,000 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation to be rendered through December 2014. Pursuant to these issuances, the Company recorded approximately $54,000 and $162,000 as compensation expense for the three and nine months ended September 30, 2015, respectively, and $60,000 and $179,000 as compensation expense for the three and nine months ended September 30, 2014, respectively.

 In September 2015, the Company issued an aggregate of 144,000 options to purchase shares of the Company’s stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2016 through December 31, 2016.  Such options will vest at the rate of 12,000 per month on the last day of each month during the 2016 year.  The options have an exercise price of $1.73 per share and a term of 10 years. The Company will begin recognition of compensation based on the grant-date fair value ratably over the 2016 requisite service period.

 Stock-based compensation related to equity options and restricted stock grants has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$5	$3	$10	$9
General and administrative	180	140	433	425
Sales and marketing	54	34	116	105
Research and development	49	32	106	95

Total	$288	$209	$665	$634

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

	Fair Value at September 30, 2015
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,538	1,538	—	—
Totals	$1,538	1,538	—	—

	Fair Value at December 31, 2014
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,654	$1,654	$—	$—
Totals	$1,654	$1,654	$—	$—

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

  During the nine months ended September 30, 2015 and 2014, the Company recorded an aggregate of approximately $41,000 and $286,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

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

As of December 31, 2014, advances made under the Line of Credit agreement aggregated $1,550,000 and there were no borrowings under the $500K Line of Credit. During the nine months ended September 30, 2015, the Company borrowed $750,000 under the Line of Credit and borrowed $0 under the $500K Line of Credit.  During the nine months ended September 30, 2015, the Company repaid $350,000 in principal borrowings under the Line of Credit.

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

 The Company evaluated the lines of credit agreements and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the line of credit agreement was issued (commitment date). As of December 31, 2014, the Company had recorded approximately $296,000 in beneficial conversion feature as a debt discount and had amortized approximately $56,000 of such debt discount as a component of interest expense. Pursuant to additional borrowings made during the nine months ended September 30, 2015, the Company recognized an additional $146,000 in beneficial conversion feature as debt discount. As a result of the Series E Financing and retirement of all amounts outstanding under the line of credit, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the nine months ended September 30, 2015.

NOTE 10.  CONTINGENT LIABILITIES

 During the nine months ended September 30, 2015 and 2014, the Company wrote off certain accounts payable and accrued expenses totaling approximately $0 and $216,000, respectively, which is included in “Other income” in the accompanying condensed consolidated statements of operations. Such accounts payable and accrued expenses represented amounts that could not be paid in full at the time, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

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

 Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at September 30 2015:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until terminated by either party.

             At September 30, 2015, future minimum lease payments are as follows:

($ in thousands)
2015 (3 months)	$115
2016	$421
2017	$386
2018	$168
2019 and thereafter	$—
$1,090

 Rental expense incurred under operating leases for the nine months ended September 30, 2015 and 2014 was approximately $352,000 and $316,000, respectively.

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

 Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the nine months ended September 30, 2015 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

 This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

 Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

 Product Revenue

	Three Months Ended September 30,
Net Product Revenue	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$436	$206	$230	112%
Percentage of total net product revenue	79%	57%
Hardware and consumables	$5	$29	$(24)	(83)%
Percentage of total net product revenue	1%	8%
Services	$111	$127	$(16)	(13)%
Percentage of total net product revenue	20%	35%
Total net product revenue	$552	$362	$190	53%

Software and royalty revenue increased 112% or approximately $230,000 during the three months ended September 30, 2015 as compared to the corresponding period in 2014. This increase is attributable to higher identification project related revenues due to additional software license sales of approximately $165,000, higher sales of boxed identity management software sold through our distribution channel of approximately $19,000, higher sales of law enforcement project related revenues of approximately $19,000, and higher royalty revenues of approximately $27,000.

Revenue from the sale of hardware and consumables decreased approximately $24,000 during the three months ended September 30, 2015 as compared to the corresponding period in 2014. This decrease resulted from lower sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $16,000 during the three months ended September 30, 2015 as compared to the corresponding period in 2014, due primarily to lower levels of integration services in certain identity management project solutions.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended September 30, 2015, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in early 2016, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Three Months Ended September 30,
Maintenance Revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$629	$557	$72	13%

 Maintenance revenue was approximately $629,000 for the three months ended September 30, 2015, as compared to approximately $557,000 for the corresponding period in 2014.  Identity management maintenance revenue generated from identification software solutions was approximately $274,000 for the three months ended September 30, 2015 as compared to approximately $243,000 during the comparable period in 2014.  Law enforcement maintenance revenue was approximately $355,000 for the three months ended September 30, 2015 as compared to approximately $314,000 during the comparable period in 2014. The increase of $31,000 in identification software solutions reflects the completion of certain projects and an increase to our installed base.  The increase of approximately $41,000 related to law enforcement solutions results from the timing of maintenance revenue recognition in the 2014 period of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Three Months Ended September 30,
Cost of Product Revenue:	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$18	$13	$5	39%
Percentage of software and royalty product revenue	4%	6%
Hardware and consumables	$4	$21	$(17)	(81)%
Percentage of hardware and consumables product revenue	80%	72%
Services	$102	$43	$59	137%
Percentage of services product revenue	92%	34%
Total product cost of revenue	$124	$77	$47	61%
Percentage of total product revenue	23%	21%

 The cost of software and royalty product revenue increased 39% or approximately $5,000 for the three months ended September 30, 2015 as compared to the corresponding period of 2014. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The decrease in the cost of product revenue for our hardware and consumable sales of approximately $17,000 for the three months ended September 30, 2015 as compared to the corresponding period in 2014 reflects lower hardware and consumables product revenues of approximately $24,000.

 The cost of services revenue increased approximately $59,000 during the three months ended September 30, 2015 as compared to the corresponding period in 2014.  This uncharacteristically high level of cost of service revenues in relation to service revenues reflects higher level and more costly service resources utilized in the generation of certain non-recurring service revenue during the three month period ended September 30, 2015 as compared to the corresponding period in 2014.

 Cost of Maintenance Revenue

	Three Months Ended September 30,
Maintenance cost of revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$197	$171	$26	15%
Percentage of total maintenance revenue	31%	31%

 Cost of maintenance revenue increased 15% or approximately $26,000 during the three months ended September 30, 2015 as compared to the corresponding period in 2014. This increase results from higher departmental expenses driven primarily by headcount increases for the three months ended September 30, 2015 as compared to the corresponding period in 2014.

 Product Gross Profit

	Three Months Ended September 30,
Product gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$418	$193	$225	117%
Percentage of software and royalty product revenue	96%	94%
Hardware and consumables	$1	$8	$(7)	(88)%
Percentage of hardware and consumables product revenue	20%	28%
Services	$9	$84	$(75)	(89)%
Percentage of services product revenue	8%	66%
Total product gross profit	$428	$285	$143	50%
Percentage of total product revenue	78%	79%

 Software and royalty gross profit increased 117% or approximately $225,000 for the three months ended September 30, 2015 from the corresponding period in 2014 due primarily to higher software and royalty revenues of approximately $230,000 resulting from additional software license sales of identity management software. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

Services gross profit decreased approximately $75,000 for the three months ended September 30, 2015 as compared to the corresponding period in 2014 due to lower service revenues of approximately $16,000 offset by higher cost of service revenues of approximately $59,000 for the three months ended September 30, 2015 as compared to the corresponding period in 2014.  The decrease in service revenues results from the timing of the completion of the service element in various projects. The uncharacteristically high level of cost of service revenues reflects significant costs incurred from implementation challenges from one customer.

 Maintenance Gross Profit

	Three Months Ended September 30,
Maintenance gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$432	$386	$46	12%
Percentage of total maintenance revenue	69%	69%

 Gross profit related to maintenance revenue increased 12% or approximately $46,000 for the three months ended September 30, 2015 as compared to the same period ended September 30, 2014. This increase is due to higher maintenance revenues of $72,000 offset by higher maintenance cost of revenues of approximately $24,000 driven by higher departmental expenses primarily due to headcount increases.

 Operating Expense

	Three Months Ended September 30,
Operating expense	2015	2014	$ Change	% Change
(dollars in thousands)

General and administrative	$907	$971	$(64)	(7)%
Percentage of total net revenue	77%	106%
Sales and marketing	$663	$567	$96	17%
Percentage of total net revenue	56%	62%
Research and development	$1,203	$1,210	$(7)	(1)%
Percentage of total net revenue	102%	132%
Depreciation and amortization	$40	$45	$(5)	(11)%
Percentage of total net revenue	3%	5%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $64,000 during the three months ended September 30, 2015 as compared to the corresponding period in 2014 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $149,000 due primarily to decreases in legal fees of approximately $102,000, decreases in contractor  related fees of approximately $52,000, decrease in investor relation fees of approximately $67,000, decreases in Board of Director fees of approximately $6,000 offset by increases in patent related expenses of approximately $62,000 and increases in auditing fees and other of approximately $16,000.

●	Increase in personnel related expense of approximately $11,000.

●	Increase in stock-based compensation expense of approximately $46,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $28,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $96,000 during the three months ended September 30, 2015 as compared to the corresponding period in 2014 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $68,000 due to headcount increases combined with lower levels of capitalized labor for the three months ended September 30, 2015 as compared to the comparable period in 2014 due to the completion of certain identity management projects.

●	Decrease in professional services of approximately $28,000 resulting from lower utilization of certain consultants.
●	Increase in contract services, travel and trade show expenses and office related expenses of approximately $15,000.
●	Increase in stock-based compensation expense of approximately $20,000.
●
Increase in our Mexico sales office expenses of approximately $21,000 due to higher utilization of contractors combined with lower levels of capitalized contractor fees for the three months ended September 30, 2015 as compared to the comparable period in 2014 due to the completion of certain identity management projects.

 Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $7,000 for the three months ended September 30, 2015 as compared to the corresponding period in 2014 due primarily to the following major components:

●
Increase in personnel expenses of approximately $154,000 due to headcount increases combined with lower levels of capitalized contractor fees for the three months ended September 30, 2015 as compared to the comparable period in 2014 due to the completion of certain identity management projects.

●	Decrease in contractor fees and contract services of approximately $225,000.

●	Increase in stock-based compensation expense of approximately $18,000.

●	Increase in office related expenses and travel of approximately $46,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended September 30, 2015 and 2014, depreciation and amortization expense was approximately $40,000 and $45,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the three months ended September 30, 2015, we recognized interest expense of approximately $ 3,000 and interest income of approximately $2,000. For the three months ended September 30, 2014, we recognized interest expense of approximately $104,000. Interest expense for the three months ended September 30, 2014 is comprised of approximately $104,000 of amortization expense of deferred financing fees related to our unsecured line of credit.

 Other Income

For the three months ended September 30, 2015, we recognized other income of approximately $99,000.  For the three months ended September 30, 2014, we recognized other income of approximately $1,000.   Other income for the three months ended September 30, 2015 is comprised of $99,000 related to the recovery a previously written-off accounts receivable. Other income for the three months ended September 30, 2014 is comprised of approximately $1,000 related to miscellaneous receipts.

 Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

 Product Revenue

	Nine Months Ended September 30,
Net Product Revenue	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,409	$787	$622	79%
Percentage of total net product revenue	72%	73%
Hardware and consumables	$28	$107	$(79)	(74)%
Percentage of total net product revenue	1%	10%
Services	$515	$183	$332	181%
Percentage of total net product revenue	26%	17%
Total net product revenue	$1,952	$1,077	$875	81%

Software and royalty revenue increased 79% or approximately $622,000 during the nine months ended September 30, 2015 as compared to the corresponding period in 2014. This increase is due to higher identification project revenues of approximately $601,000 and higher sales of our law enforcement software of approximately $30,000, offset by lower sales of our boxed identity management software sold through our distribution channel of approximately $5,000 and lower royalty revenues of approximately $4,000 for the nine months ended September 30, 2015 as compared to the corresponding period of 2014.

Revenue from the sale of hardware and consumables decreased approximately $79,000 during the nine months ended September 30, 2015 as compared to the corresponding period in 2014. This decrease resulted from lower revenues from project solutions containing hardware and consumable components.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $332,000 during the nine months ended September 30, 2015 as compared to the corresponding period in 2014, due primarily to the completion of the service elements in certain identity management project solutions.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended September 30, 2015, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in early 2016, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Nine Months Ended September 30,
Maintenance Revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$1,916	$1,842	$74	4%

 Maintenance revenue was approximately $1,916,000 for the nine months ended September 30, 2015 as compared to approximately $1,842,000 for the corresponding period in 2014.  Identity management maintenance revenue generated from identification software solutions was approximately $819,000 for the nine months ended September 30, 2015 as compared to approximately $729,000 during the comparable period in 2014.  Law enforcement maintenance revenue was approximately $1,097,000 for the nine months ended September 30, 2015 as compared to approximately $1,113,000 during the comparable period in 2014. The increase of approximately $90,000 in identification software solutions reflects the completion of certain projects and an increase to our installed base.  The decrease of approximately $16,000 related to law enforcement solutions results from the reduction of certain covered hardware components.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work, however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Nine Months Ended September 30,
Cost of Product Revenue:	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$65	$51	$14	28%
Percentage of software and royalty product revenue	5%	6%
Hardware and consumables	$19	$76	$(57)	(75)%
Percentage of hardware and consumables product revenue	68%	71%
Services	$702	$68	$634	932%
Percentage of services product revenue	136%	37%
Total product cost of revenue	$786	$195	$591	303%
Percentage of total product revenue	40%	18%

 The cost of software and royalty product revenue increased 28% or approximately $14,000 for the nine months ended September 30, 2015 as compared to the corresponding period of 2014. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The decrease in the cost of product revenue for our hardware and consumable sales of approximately $57,000 for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 reflects lower revenues of approximately $79,000 from the sale of hardware and consumables.

 The cost of services revenue increased approximately $634,000 during the nine months ended September 30, 2015 as compared to the corresponding period in 2014.  This uncharacteristic increase reflects higher professional service revenues of approximately $332,000 due to the positive impact of non-recurring revenue received from one customer in the 2015 period combined with higher level and more costly service resources utilized in the generation of such non-recurring revenue during the nine months ended September 30, 2015 as compared to the corresponding period in 2014.

 Cost of Maintenance Revenue

	Nine Months Ended September 30,
Maintenance cost of revenue	2015	2014	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$618	$536	$82	15%
Percentage of total maintenance revenue	32%	29%

 Cost of maintenance revenue increased 15% or approximately $82,000 during the nine months ended September 30, 2015 as compared to the corresponding period in 2014. This increase results from higher departmental expenses driven primarily by headcount increases for the nine months ended September 30, 2015 as compared to the corresponding period in 2014.

 Product Gross Profit

	Nine Months Ended September 30,
Product gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,344	$736	$608	83%
Percentage of software and royalty product revenue	95%	94%
Hardware and consumables	$9	$31	$(22)	(71)%
Percentage of hardware and consumables product revenue	32%	29%
Services	$(187)	$115	$(302)	(263)%
Percentage of services product revenue	(36)%	63%
Total product gross profit	$1,166	$882	$284	32%
Percentage of total product revenue	60%	82%

 Software and royalty gross profit increased 83% or approximately $608,000 for the nine months ended September 30, 2015 from the corresponding period in 2014 due primarily to higher software and royalty product revenues of approximately $622,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 Hardware and consumables gross profit decreased approximately $22,000 for the nine-month period ended September 30, 2015 as compared to the corresponding period in 2014. This decrease resulted from lower sales of hardware and consumables in project solutions of approximately $79,000 combined with corresponding lower cost of hardware and consumables product revenue of $57,000 for the nine months ended September 30, 2015 as compared to the corresponding period in 2014.

Services gross profit decreased approximately $302,000 for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 due primarily to higher service revenues of approximately $332,000 offset by higher cost of service revenues of approximately $634,000 for the nine months ended September 30, 2015 as compared to the corresponding period in 2014.  The increase in service revenues and uncharacteristically high cost of service revenues reflects the impact of non-recurring revenue received from one customer in the 2015 period due to significant costs incurred from implementation challenges. The Company’s contract with this one customer in the 2015 period also included software product revenues of approximately $440,000, offset by minimal costs.

 Maintenance Gross Profit

	Nine Months Ended September 30,
Maintenance gross profit	2015	2014	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,298	$1,306	$(8)	(1)%
Percentage of total maintenance revenue	68%	71%

 Gross profit related to maintenance revenue decreased approximately $8,000 for the nine months ended September 30, 2015 as compared to the same period ended September 30, 2014. This decrease is the result of higher maintenance revenues of approximately $74,000 offset by higher cost of maintenance revenues of approximately $82,000 for the nine months ended September 30, 2015 as compared to corresponding period in 2014 due primarily to higher departmental expenses in the 2015 period driven primarily by headcount increases.

 Operating Expense

	Nine Months Ended September 30,
Operating expense	2015	2014	$ Change	% Change
(dollars in thousands)

General and administrative	$2,611	$2,861	$(250)	(9)%
Percentage of total net revenue	68%	98%
Sales and marketing	$2,030	$1,781	$249	14%
Percentage of total net revenue	53%	61%
Research and development	$3,350	$3,391	$(41)	(1)%
Percentage of total net revenue	87%	116%
Depreciation and amortization	$123	$134	$(11)	8%
Percentage of total net revenue	3%	5%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $250,000 during the nine months ended September 30, 2015 as compared to the corresponding period in 2014 is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $297,000 due primarily to decreases in professional services and investor relation fees of approximately $78,000, decreases in legal fees of approximately $215,000, decreases in various consulting and contract services of approximately $30,000, decrease in Board of Director fees of approximately $17,000, offset by increases in patent expenses of approximately $35,000 and auditing fees of approximately $8,000.

●	Decrease in personnel related expense of approximately $45,000 due to headcount decreases.

●	Increase in stock-based compensation expense of approximately $25,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $67,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $249,000 during the nine months ended September 30, 2015 as compared to the corresponding period in 2014 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $164,000 due primarily to severance charges.
●	Increase in professional services of approximately $26,000 resulting primarily from the modification of certain warrants issued to sales consultants.
●	Decrease in contract services, travel and trade show expenses and office related expenses of approximately $35,000.
●	Increase in stock-based compensation expense of approximately $10,000.

●
Increase in our Mexico sales office related expenses of approximately $84,000 due primarily to higher contractor utilization combined with lower levels of capitalized contractor fees for the nine months ended September 30, 2015 as compared to the comparable period in 2014 due to the completion of certain identity management projects.

Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $41,000 for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 due primarily to the following major components:

●
Increase in personnel expenditures of approximately $113,000 due to headcount increases combined with lower levels of capitalized labor for the nine months ended September 30, 2015 as compared to the comparable period in 2014 due to the completion of certain identity management projects.

●	Decrease in contractor fees and contract services of approximately $241,000.

●	Increase in stock-based compensation of approximately $10,000.

●	Increase in office related expenses and travel of approximately $77,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the nine months ended September 30, 2015 and 2014, depreciation and amortization expense was approximately $123,000 and $134,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the nine months ended September 30, 2015, we recognized interest expense of approximately $441,000 and interest income of approximately $5,000. For the nine months ended September 30, 2014, we recognized interest income of approximately $1,000 and interest expense of approximately $289,000.  Interest expense for the nine months ended September 30, 2015 is comprised of approximately $12,000 of coupon interest on debt outstanding under our Line of Credit, approximately $52,000 in deferred financing fee amortization related to our Line of Credit and approximately $374,000 related to the recognition of beneficial conversion feature related to our Line of Credit. We also incurred approximately $3,000 in other miscellaneous interest expense. Interest expense for the nine months ended September 30, 2014 is comprised of approximately $286,000 of amortization expense of deferred financing fees related to our unsecured line of credit and approximately $2,000 is related to coupon interest on our 7% related party convertible notes and approximately $1,000 related to miscellaneous interest charges.

 Other Income

 For the nine months ended September 30, 2015, we recognized other income of approximately $145,000.  For the nine months ended September 30, 2014, we recognized other income of approximately $289,000.  Other income for the nine months ended September 30, 2015 is comprised of approximately $45,000 from the settlement of certain patent infringement matters in favor of the Company and approximately $99,000 from the recovery of a previously written-off accounts receivable. Other income for the nine months ended September 30, 2014 is comprised of approximately $217,000 from the write-off of certain accounts payable and accrued expenses due to the expiration of the legal statute of limitations on such payables and accrued liabilities, approximately $35,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company and approximately $37,000 from the return of an advertising deposit previously written off due to uncertainties regarding its return.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $4,933,000 and accounts receivable, net of $1,044,000.  As of September 30, 2015, we had positive working capital of $3,926,000, which included $1,325,000 of deferred revenue. We have a history of recurring losses, and as of September 30, 2015, we have incurred a cumulative deficit of approximately $143,045,000.

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

In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the “Series E Financing”). The Company issued 1,978 of Series E Preferred in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit, as defined below, was reduced to $3,050,000, and the $500K Line of Credit, as defined below, was terminated.

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

 Management believes that the Company’s current cash, cash equivalents and available borrowings under our existing line of credit will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from September 30, 2015 and that we will have sufficient liquidity to fund our business and meet our contractual obligations during the aforementioned period.

 Operating Activities

 We used net cash of $5,622,000 in operating activities for the nine months ended September 30, 2015 as compared to net cash used of $4,639,000 during the comparable period in 2014. During the nine months ended September 30, 2015, net cash used in operating activities consisted of net loss of $5,952,000 and an increase in working capital and other assets and liabilities of $964,000. Those amounts were offset by $1,294,000 of non-cash costs including $665,000 in stock based compensation, $426,000 in debt issuance cost and beneficial conversion feature amortization, $80,000 in warrant compensation expense and $123,000 in depreciation and amortization. During the nine months ended September 30, 2015, we used cash of $291,000 from increases in current assets and used cash of $673,000 through reductions in current liabilities and deferred revenues, excluding debt.

During the nine months ended September 30, 2014, net cash used in operating activities consisted of net loss of $5,993,000 and an increase in working capital and other assets and liabilities of $463,000. Those amounts were offset by $891,000, net of non-cash costs including $687,000 in stock based compensation, $286,000 in debt issuance cost amortization and $134,000 in depreciation and amortization offset by $216,000 of non-cash income primarily from the write-off of certain accounts payable and accrued expenses due to the expiration of the statute of limitations. During the nine months ended September 30, 2014, we used cash of $198,000 to fund increases in current assets and generated cash of $661,000 through increases in current liabilities and deferred revenues, excluding debt.

 Investing Activities

 Net cash used in investing activities was $73,000 for the nine months ended September 30, 2015 as compared to $100,000 used in the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $73,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the nine months ended September 30, 2014, we used approximately $100,000 to fund capital expenditures of computer equipment, software and furniture and fixtures.

 Financing Activities

 We generated cash of $10,364,000 from financing activities for the nine months ended September 30, 2015 as compared to the $2,832,000 generated during the same period in 2014. During the nine months ended September 30, 2015, we generated cash of $10,022,000 from the Series E Financing offset by $67,000 in offering costs, $34,000 from the exercise of 39,705 Common Stock options and $750,000 from borrowings under the Line of Credit offset by the repayment of $350,000 under the Line of Credit. During the nine months ended September 30, 2015, we also used cash of $25,000 for the payment of dividends on our Series B Preferred. During the nine months ended September 30, 2014, we generated cash of $2,798,000 from the exercise of 4,642,632 common stock warrants and $59,000 from the exercise of 88,491 common stock options and used cash of $25,000 for the payment of dividends on our Series B Preferred.

 Debt

 At September 30, 2015, the Company had no outstanding debt and no related accrued interest.

 Contractual Obligations

 Total contractual obligations and commercial commitments as of September 30, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	1,090	115	975	—	—
Total	$1,090	115	975	—	—

 Real Property Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at September 30, 2015:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month, on a month-to-month basis until terminated by either party.

At September 30, 2015, future minimum lease payments are as follows:

($ in thousands)
2015 (3 months)	$115
2016	$421
2017	$386
2018	$168
2019 and thereafter	$—
$1,090

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed on March 16, 2015.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2015, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: November 16, 2015	IMAGEWARE SYTEMS, INC

	By:	/s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)