Form 10-K
period 2015-12-31
IMAGEWARE SYSTEMS INC
filed 2016-03-15
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [   ]  No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB marketplace was $87,655,831. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of March 14, 2016, there were 94,070,895 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.

Form 10-K
For the Year Ended December 31, 2015

i

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

ii

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

Recent Developments

Lines of Credit

In March 2016, the Company and a significant shareholder and member of the Company’s Board of Directors entered into a fourth amendment to an existing unsecured line of credit agreement (the “Fourth Amendment”) solely to (i) increase available borrowings under the line of credit agreement ("Line of Credit") to $5,000,000; (ii) extend the maturity date of the Line of Credit to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which replaced an unsecured line of credit with the Second Holder that terminated in February 2015. Similar to the Fourth Amendment, the unsecured line of credit matures on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the line of credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25. Amounts due and payable under the unsecured line of credit accrue interest at the rate of 8% per annum.

As of March 15, 2016, no advances were made under the Company’s lines of credit.

Notice of Allowance of Patent

In November 2015, the Company received a notice of allowance from the United States Patent and Trademark Office (“USPTO”) that its U.S. patent application, titled “Multi-Modal Biometric Database Searching Methods,” will be granted. A notice of allowance from the USPTO is a written notification that a patent application has cleared internal review and will be granted. The patent will represent the Company’s 11th U.S. patent. Under the patent application, we seek exclusive rights to the search process of comparing multiple modalities, whether it be in a single search method in which all modalities are compared simultaneously, or a multiple search method in which one modality is compared to another and is eventually narrowed down to the matching modal. Once the patent is granted, it will cover database search and biometric comparison strategies that support both asynchronous and synchronous searches of two or more biometric modalities.

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

Biometrics

Our biometric product line consists of the following:

GoMobile InteractiveTM

In July 2013, the Company introduced its mobile biometric identity management platform, GoMobile InteractiveTM (“GMI”).  Based upon acquired patented messaging platform technology combined with the Company’s patented IWS Biometric Engine®, GMI allows global business, service and content providers to offer users biometric security for their products, services and content on the Android or iPhone operating systems. GMI includes a standalone application that can be used as a turnkey solution, as well as a software development kit, enabling integration with existing mobile applications for Android and iPhone.   Targeted verticals for the product include mobile banking and value transfer, retail, healthcare and entertainment services. By supporting multi-modal biometrics on a mobile device, the Company is able to offer an out-of-band security solution that is far superior to traditional password or PIN protection, which are now failing and costing businesses billions of dollars.  In addition, the GMI service supports dynamic information gathering, allowing clients to learn about their users through the use of interactive surveys that can be secured using biometrics.

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

IWS Law Enforcement.  IWS Law Enforcement is a digital booking, identification and investigative solution that enables users to digitally capture, store, search and retrieve images and demographic data including mug shots, fingerprints and SMT’s. Law enforcement may choose between submitting fingerprint data directly to the State Automated Fingerprint Identification System (“AFIS”), FBI criminal repository, or other agencies as required. Additional features and functionality include real-time access to images and data, creation of photo lineups and electronic mug books, and production of identification cards and credentials.  IWS Law Enforcement also uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records/jail management system (“RMS/JMS”) or an automated fingerprint identification system.

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

LiveScan.  This software module is FBI certified and complies with the FBI Integrated Automated Fingerprint Identification System (“IAFIS”) Image Quality Specifications (“IQS”) while utilizing FBI certified LiveScan devices from most major vendors. LiveScan allows users to capture single to ten prints and palm data, providing an integrated biometric management solution for both civil and law enforcement use. By adding LiveScan capabilities, law enforcement organizations further enhance the investigative process by providing additional identifiers to identify suspects involved in a crime.  In addition, officers no longer need to travel to multiple booking stations to capture fingerprints and mug shots.  All booking information including images may be located at a central designation and from there routed to the State AFIS or FBI criminal history record repository.

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

EPI Designer for Law Enforcement.  The EPI Designer for LE software is a design solution created for the IWS Law Enforcement databases based on the IWS EPI Suite program. This program allows integration with various IWS databases for the production of unique booking/inmate reports, wristbands, photo ID cards, Wanted or BOLO fliers, etc., created from the information stored in booking records. Designs can be created in minutes and quickly added to the IWS Law Enforcement system allowing all users with appropriate permissions immediate access to the newly added form.

Maintenance and Customer Support

We offer software and hardware support to our customers. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support.  For the years ended December 31, 2015, 2014 and 2013, maintenance revenues accounted for approximately 54%, 61% and 49% of our total revenues, respectively.

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

Customers

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Saudi Arabia, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. For the year ended December 31, 2015, two customers accounted for approximately 37% or $1,753,000 of total revenue and had $78,000 trade receivables as of the end of the year, as compared to one customer that accounted for approximately 17% or $725,000 of total revenue and had $0 trade receivables as of December 31, 2014. For the year ended December 31, 2013, one customer accounted for approximately 42% or $2,211,000 of total revenue and $0 trade receivables as of the end of the year.

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

Software as a Service Business Model

With the advent of cloud based computing, the proliferation of mobile devices which allow for mobile transactions across wide geographical areas, the emergence of inexpensive and reliable biometric capture devices and the need to secure access to data, product and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the commercial and consumer market. As part of its marketing plan, the Company offered new versions of its product suite on a Software as a Service (“SaaS”) model during 2015.  This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to verify identity in order to access data, products or services from mobile and desktop devices. We had no Saas installations in place as of the end of 2015, however, we have received significant interest and have entered into contracts with several customers and partners who currently plan to initiate programs in the first half of 2016.

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

Sales and Marketing

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2015, we had sales and account representatives based domestically in the District of Columbia, California and internationally in Mexico. Geographically, our sales and marketing force consisted of eight persons in the United States, and one person in Mexico as of December 31, 2015.

Our direct sales organization is supported by technical experts.  Our technical experts are available by telephone and conduct on-site customer presentations in support of our sales professionals.

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

The combination of our biometric identification technologies and wireless technologies has led to the development of the IWS Interactive Messaging System, which is a push application platform secured by biometrics that transforms mobile devices into a complete mobile ID, enabling companies to create applications that allow a range of unprecedented activities – from secure sharing of sensitive information to biometrically securing a mobile wallet. Identity authentication, using multi-modal biometrics, gives users the confidence that their personal information is secure while the push marketing capabilities of the technology allow companies unparalleled interactivity that can be personalized to the needs and interests of their customers.

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

Research and Development

Our research and development team consisted of 38, 32 and 32 programmers, engineers and other employees as of December 31, 2015, 2014 and 2013, respectively. We also contract with outside programmers for specific projects as needed. We spent approximately $4.6 million, $4.5 million and $3.9 million on research and development in 2015, 2014 and 2013, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

Employees

We had a total of 67, 61 and 61 full-time employees as of December 31, 2015, 2014 and 2013, respectively. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

We have a history of significant recurring losses totaling approximately $145.9 million at December 31, 2015, and these losses may continue in the future.

As of December 31, 2015, we had an accumulated deficit of approximately $145.9 million, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability, and we may never achieve profitability.

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

These factors, some of which are not within our control, will likely continue in the future. To respond to these and other factors, we may need to make business decisions that could result in failure to meet financial expectations. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. Most of our expenses, such as employee compensation and inventory, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our revenue for a particular period were below our expectations, we would not be able to proportionately reduce our operating expenses for that period. Any revenue shortfall would have a disproportionately negative effect on our operating results for the period.

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

When considering the purchase of a large computerized identity management system, potential customers may take as long as eighteen months to evaluate different systems and obtain approval for the purchase. Under these circumstances, if we fail to complete a sale, we will have expended significant resources and received no revenue in return. Generally, customers consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with their current systems, product reliability and their own budgetary constraints. While potential customers are evaluating our products, we may incur substantial selling costs and expend significant management resources in an effort to accomplish potential sales that may never occur. In times of economic recession, our potential customers may be unwilling or unable to commit resources to the purchase of new and costly systems.

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

During the year ended December 31, 2015, two customers accounted for approximately 37% of our total revenues. Any material decrease in revenue from these customers, or in the event the Company is unable to replace the revenue with additional customers, our financial condition and results from operations could be materially and adversely affected.

 During the year ended December 31, 2015, two customers accounted for approximately 37% or $1,753,000 of our total revenues. If these customers were to significantly reduce its relationship with the Company, or in the event the Company is unable to replace the revenue through the sale of its products to additional customers, the Company’s financial condition and results from operations could be negatively impacted, and such impact would be material.

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

Our Common Stock is currently defined as a “penny stock” under Rule 3a51-1 promulgated under the Exchange Act. “Penny stocks” are subject to Rules 15g-2 through 15g-7 and Rule 15g-9, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our Common Stock and affect the ability of holders to sell their shares of our Common Stock in the secondary market. To the extent our Common Stock is subject to the penny stock regulations, the market liquidity for our shares will be adversely affected.

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

Our Board of Directors (“Board”) has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the Common Stockholders, without any further vote or action by the Common Stockholders. The rights of our Common Stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of December 31, 2015, we had two series of preferred stock outstanding, Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) and Series E Convertible Redeemable Preferred Stock (“Series E Preferred”).

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2015, we had cumulative undeclared dividends on our Series B Preferred of approximately $8,000.

The provisions of our Series E Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid.  In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series E Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. At December 31, 2015, we had accrued $240,000 in Series E Preferred dividends for the period October 1, 2015 through December 31, 2015. Such amounts were paid in January 2016.

 Certain large shareholders may have certain personal interests that may affect the Company.

As a result of the shares issued to Goldman Capital Management and related entities controlled by Neal Goldman, a member of our Board of Directors (together, “Goldman”), Goldman beneficially owns, in the aggregate, approximately 36.6% of the Company’s outstanding voting securities.  As a result, Goldman has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders.  This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

We have never paid cash dividends on our Common Stock and do not anticipate that any cash dividends will be paid on the Common Stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of our Series B Preferred and Series E Preferred directly limit our ability to pay cash dividends on our Common Stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2015:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until terminated by either party.

ITEM 3.  LEGAL PROCEEDINGS

There is currently no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, our Common Stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our Common Stock does not trade on an established securities exchange. Our Common Stock is quoted under the symbol “IWSY” on the OTCQB marketplace. The following table sets forth the high and low sale prices for our Common Stock for each quarter in 2015 and 2014:

2015 Fiscal Quarters	High	Low
First Quarter	$2.36	$1.50
Second Quarter	$1.89	$1.39
Third Quarter	$2.04	$1.41
Fourth Quarter	$1.64	$.90

2014 Fiscal Quarters	High	Low
First Quarter	$2.44	$1.76
Second Quarter	$2.42	$1.60
Third Quarter	$3.07	$1.86
Fourth Quarter	$2.61	$1.60

Holders

As of March 1, 2016, we had approximately 188 holders of record of our Common Stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock over the five-year period ending December 31, 2015 with the cumulative total returns during the same period on the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100 was invested on December 31, 2010 in our Common Stock and in the shares represented by each of the other indices, and that all dividends were reinvested.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Value of Investment ($)
	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
ImageWare Systems, Inc.	$100.00	$81.63	$86.73	$196.94	$244.90	$132.65
NASDAQ Composite Index	$100.00	$98.20	$113.82	$157.44	$178.53	$188.75
S&P Information Technology Index	$100.00	$102.41	$117.59	$151.03	$181.40	$192.15

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

 As of December 31, 2015, 2014 and 2013, the Company had cumulative undeclared dividends of approximately $8,000 relating to our Series B Preferred. At December 31, 2015, we had accrued $240,000 in Series E Preferred dividends for the period October 1, 2015 through December 31, 2015. Such amounts were paid in January 2016.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 12 of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

The following data has been derived from our audited consolidated financial statements, including the consolidated balance sheets at December 31, 2015 and 2014 and the related consolidated statements of operations for the three years ended December 31, 2015 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

Statement of Operations Data: (In thousands, except share and per share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues:
Product	$2,192	$1,634	$2,686	$1,145	$2,596
Maintenance	2,577	2,525	2,618	2,806	2,878
	4,769	4,159	5,304	3,951	5,474
Cost of revenues:
Product	1,117	257	319	227	459
Maintenance	827	735	771	975	935
Gross profit	2,825	3,167	4,214	2,749	4,080

Operating expenses:
General and administrative	3,437	3,818	3,378	3,430	2,327
Sales and marketing	2,791	2,471	2,129	1,830	1,404
Research and development	4,643	4,495	3,869	3,180	2,664
Depreciation and amortization	164	179	125	69	28
	11,035	10,963	9,501	8,509	6,423
Loss from operations	(8,210)	(7,796)	(5,287)	(5,760)	(2,343)

Interest expense	447	416	221	18	4,851
Change in fair value of derivative liabilities	—	—	4,776	4,712	(3,970)
Other income, net	(145)	(297)	(443)	(322)	(25)
Loss before income taxes	(8,512)	(7,915)	(9,841)	(10,168)	(3,199)

Income tax (benefit) expense	22	25	8	22	(19)
Net loss	$(8,534)	$(7,940)	$(9,849)	$(10,190)	$(3,180)
Preferred dividends	(1,065)	(51)	(51)	(51)	(383)
Net loss available to common shareholders	$(9,599)	$(7,991)	$(9,900)	$(10,241)	$(3,563)

Basic and diluted loss per common share
Net loss	$(0.09)	$(0.09)	$(0.12)	$(0.14)	$(0.12)
Preferred dividends	(0.01)	(—)	(—)	(—)	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.10)	$(0.09)	$(0.12)	$(0.14)	$(0.13)
Basic and diluted weighted-average shares outstanding	93,786,079	91,795,971	81,231,962	70,894,916	27,316,475

Balance Sheet Data: (In thousands, except share and per share amounts)	December 31,
	2015	2014	2013	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,352	$218	$2,363	$4,225	$6,773
Accounts receivable, net of allowance for doubtful accounts	349	266	302	328	348
Inventory, net	46	916	505	262	45
Other current assets	69	86	148	86	66
Total Current Assets	3,816	1,486	3,318	4,901	7,232

Property and equipment, net	162	211	245	150	18
Other assets	98	153	395	44	58
Intangible assets, net of accumulated amortization	117	144	172	200	63
Goodwill	3,416	3,416	3,416	3,416	3,416
Total Assets	$7,609	$5,410	$7,546	$8,711	$10,787

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$198	$459	$486	$759	$1,103
Deferred revenue	1,059	1,827	1,662	1,561	1,066
Accrued expenses	1,149	1,013	924	1,266	2,005
Derivative liabilities	—	—	57	—	—
Notes payable to related parties	—	—	55	65	110
Total Current Liabilities	2,406	3,299	3,184	3,651	4,284

Convertible secured notes payable, net of discount	—	1,311	—	—	—
Derivative liabilities	—	—	—	2,244	11,824
Pension obligation	1,511	1,834	1,031	401	—
Other long-term liabilities	—	—	—	72	391
Total Liabilities	3,917	6,444	4,215	6,368	16,499

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value	2	2	2	2	2
Series E Convertible Redeemable Preferred stock, $0.01 par value	—	—	—	—	—
Common Stock, $0.01 par value	940	934	874	765	679
Additional paid-in capital	149,902	135,982	131,652	120,182	101,720
Treasury stock, at cost	(64)	(64)	(64)	(64)	(64)
Accumulated other comprehensive loss	(1,195)	(1,594)	(830)	(139)	(65)
Accumulated deficit	(145,893)	(136,294)	(128,303)	(118,403)	(107,984)
Total Shareholders’ Equity (Deficit)	3,692	(1,034)	3,331	2,343	(5,712)

Total Liabilities and Shareholders’ Equity (Deficit)	$7,609	$5,410	$7,546	$8,711	$10,787

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Lines of Credit

In March 2016, the Company and a significant shareholder and member of the Company’s Board of Directors entered into a fourth amendment to an existing unsecured line of credit agreement (the “Fourth Amendment”) solely to (i) increase available borrowings under the line of credit ("Line of Credit") to $5,000,000; (ii) extend the maturity date of the Line of Credit to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance under the Line of Credit by $1.25.

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which replaced an unsecured line of credit with the Second Holder that terminated in February 2015.  Similar to the Fourth Amendment, the unsecured line of credit matures on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the line of credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.  Amounts due and payable under the unsecured line of credit accrue interest at the rate of 8% per annum.

As of March 15, 2016, no advances were made under the Company’s lines of credit.

Notice of Allowance of Patent

In November 2015, the Company received a notice of allowance from the United States Patent and Trademark Office (“USPTO”) that its U.S. patent application, titled “Multi-Modal Biometric Database Searching Methods,” will be granted.  A notice of allowance from the USPTO is a written notification that a patent application has cleared internal review and will be granted. The patent will represent the Company’s 11th U.S. patent.  Under the patent application, we seek exclusive rights to the search process of comparing multiple modalities, whether it be in a single search method in which all modalities are compared simultaneously, or a multiple search method in which one modality is compared to another and is eventually narrowed down to the matching modal.  Once the patent is granted, it will cover database search and biometric comparison strategies that support both asynchronous and synchronous searches of two or more biometric modalities.

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

Revenue Recognition.  Our revenue recognition policy is significant because our revenue is a key component of our consolidated results of operations. We recognize revenue from the following major revenue sources:

●	Long-term fixed-price contracts involving significant customization;

●	Fixed-price contracts involving minimal customization;

●	Software licensing;

●	Sales of computer hardware and identification media; and

●	Post-contract customer support (“PCS”).

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

Allowance for Doubtful Accounts.  We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay. We determine the amount of allowance by analyzing historical losses, customer concentrations, customer creditworthiness, current economic trends, and the age of the accounts receivable balances and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company determined that its only reporting unit is Identity Management. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired as of December 31, 2015.

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

Stock-Based Compensation.  At December 31, 2015, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2015, 2014 and 2013, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2015, 2014 and 2013 ranged from 74% to 121%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110.  The expected term used by the Company to value the grants issued in 2015, 2014 and 2013 as computed by this method was 5.9 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations were 2.6% for the years ended December 31, 2015, 2014 and 2013.  Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Comparison of Results for Fiscal Years Ended December 31, 2015, 2014 and 2013

 Product Revenue

Net Product Revenue (dollars in thousands)	Year Ended December 31, 2015	$ Change	% Change	Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013

Software and royalties	$1,601	$288	22%	$1,313	$(1,124)	(46)%	$2,437
Percentage of total net product revenue	73%			80%			91%
Hardware and consumables	$34	$(76)	(69)%	$110	$32	41%	$78
Percentage of total net product revenue	2%			7%			3%
Services	$557	$346	164%	$211	$40	23%	$171
Percentage of total net product revenue	25%			13%			6%
Total net product revenue	$2,192	$558	34%	$1,634	$(1,052)	(39)%	$2,686

Software and royalty revenue increased 22% or approximately $288,000 during the year ended December 31, 2015 as compared to the corresponding period in 2014. This increase is due to the recognition of identification software license revenue principally attributable to two significant customers and to a lesser extent identification software royalties and lower law enforcement project related revenue, offset by lower sales of boxed identity management software sold through our distribution channel.

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

Revenue from the sale of hardware and consumables decreased 69% or approximately $76,000 during the year ended December 31, 2015 as compared to the corresponding period in 2014.  This decrease resulted from lower revenues from project solutions containing hardware and consumable components.

During the 2014 period, revenue from the sale of hardware and consumables increased 41% or approximately $32,000 as compared to the corresponding period in 2013.  The increase for the year ended December 31, 2014 compared to the year ended December 31, 2013 is due to higher sales of hardware and consumables into project solutions for the year ended December 31, 2014.

Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenue increased 164% or approximately $346,000 during the year ended December 31, 2015 as compared to the corresponding period in 2014, due primarily to the completion of the service elements in certain identity management project solutions.

 Services revenue increased 23% or approximately $40,000 during the year ended December 31, 2014 as compared to the corresponding period in 2013, due primarily to the completion of the service elements in certain law enforcement and identification project solutions.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives during 2016; however, government procurement initiatives, implementations and pilots are frequently delayed and extended, as was the case in the year ended December 31, 2015, and we cannot predict the timing of such initiatives.

During the year ended December 31, 2015, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets, and expanded our end-user market into non-government sectors including commercial, consumer and healthcare applications.  While we anticipated results from these initiatives during the 2015 fiscal year, many of those initiatives were delayed to 2016.  As a result, we anticipate that we will see positive developments from these efforts beginning in the first half of 2016, which management believes should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

Net Maintenance Revenue (dollars in thousands)	Year Ended December 31, 2015	$ Change	% Change	Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013

Maintenance Revenue	$2,577	$52	2%	$2,525	$(93)	(4)%	$2,618

Maintenance revenue was approximately $2,577,000 for the year ended December 31, 2015, as compared to approximately $2,525,000 and $2,618,000 for the corresponding periods in 2014 and 2013, respectively.  For the year ended December 31, 2015, identity management maintenance revenue was approximately $1,114,000 as compared to $971,000 for the comparable period in 2014.  The increase is due to the expansion on the Company’s identity management installed base. Law enforcement maintenance revenue was approximately $1,463,000 for the twelve months ended December 2015 as compared to $1,554,000 for the comparable period in 2014. The decrease is primarily due to the expiration of certain law enforcement maintenance contracts.

For the year ended December 31, 2014, maintenance revenue decreased approximately $93,000 as compared to the comparable period in 2013 due primarily to the expiration of certain law enforcement maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the continued expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

Cost of Product Revenue (dollars in thousands)	Year Ended December 31, 2015	$ Change	% Change	Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013

Software and royalties	$89	$23	35%	$66	$(78)	(54)%	$144
Percentage of software and royalty product revenue	6%			5%			6%
Hardware and consumables	$45	$(46)	(51)%	$91	$23	34%	$68
Percentage of hardware and consumables product revenue	132%			83%			87%
Services	$983	$883	833%	$100	$(7)	(7)%	$107
Percentage of services product revenue	176%			47%			63%
Total cost of product revenue	$1,117	$860	335%	$257	$(62)	(19)%	$319
Percentage of total product revenue	51%			16%			12%

The cost of software and royalty revenue increased 35% or approximately $23,000 during the year ended December 31, 2015 as compared to the corresponding period in 2014. This increase is due primarily to increases in third party software costs attributable to higher sales of software. The cost of software and royalty product revenue decreased 54% or approximately $78,000 during the year ended December 31, 2014 as compared to the corresponding period in 2013 due primarily to lower software and royalty revenue of approximately $1,124,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The cost of product revenue for our hardware and consumable sales during the year ended December 31, 2015 decreased approximately $46,000 as compared to the corresponding period in 2014, primarily due to lower sales of hardware and consumable during the year ended December 31, 2015 as compared to the corresponding period of 2014 of approximately $76,000. During the year ended December 31, 2014, our cost of product revenue for our hardware and consumable sales increased by approximately $23,000, as compared to the corresponding period in 2013, primarily due to increased sales of hardware and consumable during the year ended December 31, 2014.

Cost of services revenue increased 833% or approximately $883,000 during the year ended December 31, 2015 as compared to the corresponding period in 2014. This uncharacteristic increase reflects higher professional service revenue of approximately $332,000 due to the positive impact of non-recurring revenue received from one customer in the 2015 period combined with higher level and more costly service resources utilized in the generation of such non-recurring revenue during the year ended December 31, 2015 as compared to the corresponding period in 2014. Also contributing to this uncharacteristic increase is the write-off of $261,000 in capitalized labor costs due to doubts as to the recoverability of such costs. Cost of service revenue can vary depending upon the complexity of the project solution and the mix of labor resources utilized to complete the service element.

      Cost of Maintenance Revenue

Maintenance cost of revenue (dollars in thousands)	Year Ended December 31, 2015	$ Change	% Change	Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013

Total maintenance cost of revenue	$827	$92	13%	$735	$(36)	(5)%	$771
Percentage of total maintenance revenue	32%			29%			29%

Cost of maintenance revenue increased 13% or approximately $92,000 during the year ended December 31, 2015, as compared to the corresponding period in 2014, resulting principally from higher departmental expenses driven primarily by headcount increases for the year ended December 31, 2015 as compared to the corresponding period in 2014.

Cost of maintenance revenue decreased 5% or approximately $36,000 during the year ended December 31, 2014 as compared to the corresponding period in 2013 due to lower maintenance revenue of approximately $93,000 and lower non-labor related maintenance costs.

Product Gross Profit

Product gross profit (dollars in thousands)	Years Ended December 31, 2015	$ Change	% Change	Years Ended December 31, 2014	$ Change	% Change	Years Ended December 31, 2013

Software and royalties	$1,512	$265	21%	$1,247	$(1,046)	(46)%	$2,293
Percentage of software and royalty product revenue	94%			95%			94%
Hardware and consumables	$(11)	$(30)	(158)%	$19	$9	90%	$10
Percentage of hardware and consumables product revenue	(32)%			17%			13%
Services	$(426)	$(537)	(484)%	$111	$47	73%	$64
Percentage of services product revenue	(77)%			53%			37%
Total product gross profit	$1,075	$(302)	(22)%	$1,377	$(990)	(42)%	$2,367
Percentage of total product revenue	49%			84%			88%

Software and royalty gross profit increased 21% or approximately $265,000 for the year ended December 31, 2015, as compared to the corresponding period in 2014, due primarily to higher software and royalty product revenue of approximately $288,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

Software and royalty gross profit decreased 46% or approximately $1,046,000 for the year ended December 31, 2014 as compared to the corresponding period in 2013 due primarily to lower software and royalty product revenue of approximately $1,124,000 offset by lower cost of software and royalty product revenue of approximately $78,000. This decrease is principally due to the positive impact of non-recurring revenue received from one customer who accounted for approximately 42% or 2,211,000 of our total revenue during the 2013 period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

Hardware and consumables gross profit decreased approximately $30,000 for the year ended December 31, 2015, as compared to the 2014 period. This decrease resulted from lower sales of hardware and consumables in project solutions of approximately $76,000 combined with corresponding lower cost of hardware and consumables product revenue of $66,000 for the year ended December 31, 2015 as compared to the corresponding period in 2014.

Hardware and consumables gross profit increased 90% or approximately $9,000 for the year ended December 31, 2014, as compared to the 2013 period. This increase was primarily due to the higher sales of hardware and consumables during the 2014 period. Also contributing to the hardware and consumables gross profit decrease was the write-off of approximately $20,000 in hardware equipment

Services gross profit decreased 484% or approximately $537,000 during the year ended December 31, 2015, as compared to the corresponding period in 2014, due primarily to higher service revenue of approximately $346,000 offset by higher cost of service revenue of approximately $622,000 for the year ended December 31, 2015 as compared to the corresponding period in 2014.  The increase in service revenue and uncharacteristically high cost of service revenue reflects the impact of non-recurring revenue received from one customer in the 2015 period due to significant costs incurred from implementation challenges. The Company’s contract with this one customer in the 2015 period also included software product revenue of approximately $440,000, offset by minimal costs. Also contributing to the services gross profit decrease was the write-off of $261,000 in capitalized labor costs due to doubts as to the recoverability of such costs.

Services gross profit increased 73% or approximately $47,000 during the year ended December 31, 2014 as compared to the corresponding period in 2013. This increase reflects higher services revenue of approximately $40,000 related to project-oriented work during the year ended December 31, 2014.

 Maintenance Gross Profit

Maintenance gross profit (dollars in thousands)	Year Ended December 31, 2015	$ Change	% Change		Year Ended December 31, 2014	$ Change	% Change	Year Ended December 31, 2013

Total maintenance gross profit	$1,750	$(40)	(2	) %	$1,790	$(57)	(3)%	$1,847
Percentage of total maintenance revenue	68%				71%			71%

Gross margins related to maintenance revenue were 68% and 71% for the years ended December 31, 2015 and 2014, respectively. The decrease of approximately $40,000 for the 2015 year as compared to the corresponding 2014 period primarily resulted from higher maintenance revenue of approximately $52,000 for the year ended December 31, 2015 as compared to the corresponding period in 2014 offset by higher cost of maintenance revenue of approximately $92,000 for the 2015 year as compared to the 2014 year. Gross margins related to maintenance revenue were 71% for the years ended December 31, 2014 and 2013. The dollar decrease of approximately $57,000 for the 2014 year as compared to the corresponding 2013 period primarily resulted from lower maintenance revenue of approximately $93,000 for the year ended December 31, 2014 as compared to the corresponding period in 2013 offset by lower cost of maintenance revenue of approximately $36,000 for the 2014 year as compared to the 2013 year.

 Operating Expense

Operating Expense (dollars in thousands)	Year Ended December 31,	$	%	Year Ended December 31,	$	%	Year Ended December 31,
	2015	Change	Change	2014	Change	Change	2013

General and administrative	$3,437	$(381)	(10)%	$3,818	$440	13%	$3,378
Percentage of total net revenue	72%			92%			64%
Sales and marketing	$2,791	$320	13%	$2,471	$342	16%	$2,129
Percentage of total net revenue	59%			59%			40%
Research and development	$4,643	$148	3%	$4,495	$626	16%	$3,869
Percentage of total net revenue	97%			108%			73%
Depreciation and amortization	$164	$(15)	(8)%	$179	$54	43%	$125
Percentage of total net revenue	3%			4%			2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar decrease of approximately $381,000 in general and administrative expense for the year ended December 31, 2015, as compared to the corresponding period in 2014, is comprised of the following major components:

●
Decrease in professional fees including consulting services and contract services of approximately $450,000 due primarily to decreases in professional services and investor relation fees of approximately $108,000, decreases in legal fees of approximately $360,000, decreases in various consulting and contract services of approximately $42,000, decrease in Board of Director fees of approximately $23,000, offset by increases in patent expenses of approximately $71,000 and auditing fees of approximately $12,000;

●	Decrease in personnel related expense of approximately $47,000 due to head count decreases;

●	Increase in stock-based compensation expense of approximately $68,000; and

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $48,000.

The dollar increase of approximately $440,000 in general and administrative expense for the year ended December 31, 2014, as compared to the corresponding period in 2013, is comprised of the following major components:

●
Increase in professional fees including consulting services and contract services of approximately $349,000 due primarily to increases in audit related fees of approximately $41,000, increases in various consulting and contract services of approximately $105,000, increase in legal fees of approximately $217,000, increases in patent expenses of approximately $35,000, offset by decreases in Board of Director fees of approximately $49,000;

●	Increase in personnel related expense of approximately $22,000 due to fringe benefit increases;

●	Increase in stock-based compensation expense of approximately $23,000; and

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $46,000.

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

The dollar increase in sales and marketing expense of approximately $320,000 during the year ended December 31, 2015, as compared to the corresponding period in 2014, is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $173,000 due primarily to severance charges and increases in headcount;

●	Increase in professional services of approximately $31,000 resulting primarily from the modification of certain warrants issued to sales consultants;
●	Decrease in contract services, travel and trade show expense and office related expense of approximately $18,000;

●
Increase in our Mexico sales office related expense of approximately $64,000 due primarily to higher contractor utilization combined with lower levels of capitalized contractor fees for the year ended December 31, 2015 as compared to the comparable period in 2014 due to the completion of certain identity management projects;

●	Increase in contract services and other selling expense of approximately $46,000 offset by decreases in office related expense of approximately $5,000; and

●	Increase in stock-based compensation of approximately $29,000.

The dollar increase in sales and marketing expense of approximately $342,000 during the year ended December 31, 2014, as compared to the corresponding period in 2013, is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $195,000 due primarily to headcount increases;

●	Increase in travel and trade show expense of approximately $100,000; Increase in our Mexico sales office expense of approximately $60,000;

●	Increase in contract services and marketing partnership fees of approximately $8,000 offset by decreases in office related expense of approximately $31,000; and

●	Increase in stock-based compensation of approximately $10,000.

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

Research and development expense increased approximately $148,000 for the year ended December 31, 2015, as compared to the corresponding period in 2014, due primarily to the following major components:

●
Increase in personnel expenditures of approximately $390,000 due to headcount increases combined with lower levels of capitalized labor for the year ended December 31, 2015 as compared to the comparable period in 2014 due to the completion of certain identity management projects;

●	Decrease in contractor fees and contract services of approximately $382,000;

●	Increase in stock-based compensation of approximately $27,000; and

●	Increase in office related expense and travel of approximately $113,000.

Research and development expense increased approximately $626,000 for the year ended December 31, 2014, as compared to the corresponding period in 2013, due primarily to the following major components:

●	Increase in personnel expenditures of approximately $194,000 due to headcount increases combined with increases in contractor and contract services of approximately $369,000;

●	Increase in travel, rent and office related costs of approximately $54,000; and

●	Increase in stock-based compensation of approximately $9,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the year ended December 31, 2015, depreciation and amortization expense decreased approximately $15,000 as compared to the corresponding period in 2014. During the year ended December 31, 2014, depreciation and amortization expense increased approximately $54,000 as compared to the corresponding period in 2013.  The increases during the 2014 periods reflect higher depreciation expense on recent equipment purchases needed to replace older, obsolete equipment. The relatively small amount of depreciation and amortization in both periods is a reflection of the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the year ended December 31, 2015, we recognized interest income of $7,000 and interest expense of $454,000. For the year ended December 31, 2014, we recognized interest income of $29,000 and interest expense of $445,000. For the year ended December 31, 2013, we recognized interest income of $1,000 and interest expense of $222,000.

Interest expense for the year ended December 31, 2015 contains the following components:

●	Approximately $53,000 of amortization expense of deferred financing fees related to the Lines of Credit;
●	Approximately $385,000 of amortization expense of recognized beneficial conversion feature related to the Lines of Credit borrowings;
●	Approximately $12,000 related to coupon interest on our 8% Line of Credit borrowings; and

●	Approximately $4,000 related to miscellaneous interest charges.

Interest expense for the year ended December 31, 2014 contains the following components:

●	Approximately $369,000 of amortization expense of deferred financing fees related to the Lines of Credit;
●	Approximately $56,000 of amortization expense of recognized beneficial conversion feature related to the Lines of Credit borrowings;
●	Approximately $19,000 related to coupon interest on our 7% related party convertible notes and 8% Line of Credit borrowings;

●	Approximately $1,000 related to miscellaneous interest charges;
●	Coupon interest of approximately $4,000 related to our Related Party Convertible Notes; and

●	Deferred financing fee amortization expense of approximately $218,000.

Interest income of approximately $29,000 relates to interest charges to certain customers.

Interest expense for the year ended December 31, 2013 contains the following components:

●	Coupon interest of approximately $4,000 related to our Related Party Convertible Notes; and

●	Deferred financing fee amortization expense of approximately $218,000.

Change in Fair Value of Derivative Liabilities

For the years ended December 31, 2015, 2014 and 2013, we recognized non-cash expense of approximately $0, $0 and $4,776,000, respectively.  This expense is related to the change in fair value of the Company’s derivative liabilities associated with the anti-dilution provisions in certain warrants to purchase shares of our Common Stock. The derivative liabilities were revalued using available market information and commonly accepted valuation methodologies. During the three months ended March 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of $20,000 resulting in the issuance of 40,000 shares of the Company’s Common Stock with an aggregate fair value of approximately $57,000.

Other Income, Net

For the year ended December 31, 2015, we recognized other income of approximately $145,000 and other expense of $0.  Other income for the year ended December 31, 2015 is comprised of approximately $45,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company and approximately $99,000 from the recovery of a previously written-off accounts receivable.

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

For the year ended December 31, 2013, we recognized other income of $446,000 and other expense of $3,000.  Other income for the year ended December 31, 2013 is comprised of approximately $440,000 from the write off of certain accounts payable and accrued expense due the expiration of the legal statute of limitations on such liabilities and $6,000 in miscellaneous receipts.

Income Tax Expense

During the year ended December 31, 2015, we recorded an expense of $22,000 from income taxes, as compared to an expense of $25,000 for the year ended December 31, 2014, and expense of $8,000 for the year ended December 31, 2013.

During the years ended December 31, 2015 and 2014, our expense for income taxes of $22,000 and 25,000, respectively, related to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

We have incurred consolidated pre-tax losses during the years ended December 31, 2015, 2014 and 2013, and have incurred operating losses in all prior periods. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

At December 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $3,352,000 and accounts receivable, net of $349,000.  As of December 31, 2015, we had working capital of $1,410,000, which included $1,059,000 of deferred revenue. We have a history of recurring losses, and as of December 31, 2015, we have incurred a cumulative net loss of approximately $145,893,000.

On January 29, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series E Convertible Redeemable Preferred Stock (“Certificate of Designations”) with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Convertible Redeemable Preferred Stock (“Series E Preferred”). Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”), equal to the Liquidation Preference, divided by $1.90.

In February 2015, the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the “Series E Financing”). The Company issued 1,978 of Series E Preferred in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1,950,000 in principal borrowing plus approximately $28,000 in accrued interest. The Series E Financing resulted in gross proceeds to the Company of approximately $10,022,000, with net proceeds of approximately $9,955,000 after deducting offering expenses of approximately $67,000. As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit, as defined below, was reduced to $3,050,000, and the $500K Line of Credit, as defined below, was terminated.

 As a result of the Company's Lines of Credit, defined below, we currently have available borrowing capacity aggregating $5.5 million. Any outstanding balance under the Lines of Credit is currently set to mature in June 2017, and all amounts due thereunder are required to be repaid at such time, unless the maturity date is extended or the outstanding balance is converted into shares of Common Stock at the option of the holders. As a result of (i) our cash and cash equivalents of approximately $3.4 million at December 31, 2015, (ii) cash flow from operations, and (iii) available borrowing capacity under our Lines of Credit, we anticipate that we will have sufficient cash resources to satisfy our working capital requirements through at least the next twelve months.

 Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, product development, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

Operating Activities

Net cash used in operating activities was $7,183,000 during the year ended December 31, 2015 as compared to $6,422,000 during the year ended December 31, 2014 and $4,851,000 during the year ended December 31, 2013.  During the year ended December 31, 2015, net cash used in operating activities consisted of net loss of $8,534,000 and a decrease in operating cash from changes in assets and liabilities of $572,000. We also incurred $1,923,000 in net non-cash costs including $1,040,000 in stock based compensation (which includes $80,000 in warrants modified in lieu of cash as compensation), $438,000 in debt issuance cost amortization and debt discount amortization, $281,000 related to the write down of capitalized labor inventory to net realizable value, and $164,000 in depreciation and amortization. During the year ended December 31, 2015, we generated cash of $523,000 from  reductions in current assets and used cash of $1,095,000 through reductions in current liabilities and deferred revenues, excluding debt.

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

Investing Activities

Net cash used in investing activities was $87,000 for the year ended December 31, 2015, $117,000 for the year ended December 31, 2014 and $193,000 for the year ended December 31, 2013. For the year ended December 31, 2015, 2014 and 2013, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures. This level of equipment purchases resulted primarily from the replacement of older equipment.

Financing Activities

We generated cash of $10,337,000 from financing activities for the year ended December 31, 2015, as compared to $4,414,000 for the year ended December 31, 2014 and $3,251,000 for the year ended December 31, 2013. During the year ended December 31, 2015, we generated cash of $10,022,000 from the Series E Financing offset by $67,000 in offering costs, $33,000 from the exercise of 39,705 Common Stock options and $750,000 from borrowings under the Lince of Credit offset by the repayment of $350,000 under the Line of Credit. We used cash of $51,000 for the payment of dividends on our Series B Convertible Redeemable Preferred Stock (“Series B Preferred”).  During the year ended December 31, 2014, we generated cash of $2,848,000 from the exercise of 4,742,632 Common Stock warrants and $67,000 from the exercise of 98,617 Common Stock options. We also generated cash of $1,550,000 from the issuance of notes payable with warrants resulting from borrowing under our Line of Credit. We used cash of $51,000 for the payment of dividends on our Series B Preferred.  During the year ended December 31, 2013, we generated cash of $3,291,000 from the exercise of 6,132,779 Common Stock warrants and $11,000 from the exercise of 35,310 Common Stock options. We used cash of $51,000 for the payment of dividends on our Series B Preferred.

Debt

At December 31, 2015, we had no outstanding debt, and no related accrued interest.

               Lines of Credit

In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowings of up to $2,500,000 (the “Line of Credit”). The Line of Credit was extended by an existing shareholder and member of our Board of Directors (the “Holder”).  In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000 (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder had the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's Common Stock for $0.95 per share. Any remaining outstanding balance was convertible into shares of the Company's Common Stock for $2.25 per share.

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

During the years ended December 31, 2015 and 2014, the Company recorded an aggregate of approximately $53,000 and $369,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s consolidated statements of operations.

In April 2014, the Company and the Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3,000,000 (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 (the “$500K Line of Credit”) with a second member of the Company’s Board of Directors (the “Second Holder”), which amount was convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the Amendment Warrant.

In December 2014, the Company and the Holder entered into a further amendment to the Line of Credit to increase the available borrowing to $5,000,000 and extend the maturity date of the Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, the Holder had the right to convert up to $2,500,000 outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5,000,000.

As of December 31, 2014, advances made under the Line of Credit aggregated $1,550,000 and there were no borrowings under the $500K Line of Credit. During the year ended December 31, 2015, the Company borrowed $750,000 under the Line of Credit and borrowed $0 under the $500K Line of Credit. During the year ended December 31, 2015, the Company repaid $350,000 in principal borrowings under the Line of Credit. As of March 15, 2016, no advances were made under the Company’s Lines of Credit.

In February 2015, as a result of the Series E Financing, the Company issued 1,978 shares of Series E Preferred to the Holder of the Line of Credit to satisfy $1,950,000 in principal borrowings under the Line of Credit plus approximately $28,000 in accrued interest. As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

In March 2016, the Company and the Holder entered into a fourth amendment to the Line of Credit (the “Fourth Amendment”) solely to (i) increase available borrowings to $5,000,000; (ii) extend the maturity date to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new $500K Line of Credit with available borrowings of up to $500,000 with the Second Holder, which replaced the original $500K Line of Credit that terminated as a result of the consummation of the Series E Financing.  Similar to the Fourth Amendment, the new $500K Line of Credit with the Second Holder matures on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the $500K Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

      Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$980	$426	$554	$—	$—
Total	$980	$426	$554	$—	$—

      Real Property Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2015:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;
●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and
●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until terminated by either party.

In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

At December 31, 2015, future minimum lease payments are as follows:

($ in thousands)
2016	$426
2017	386
2018	168
2019	—
2020 and thereafter	—
$980

Stock-based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$15	$12	$12
General and administrative	618	572	351
Sales and marketing	171	142	132
Research and development	156	130	121

Total	$960	$856	$616

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

FASB ASU No. 2014-12. In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The implementation of this standard did not have a significant impact on our consolidated financial statements.

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

FASB ASU No. 2014-16. In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), "Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity". ASU 2014-16 was issued to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. ASU 2014-16 is effective for fiscal years beginning after December 15, 2015. Early adoption in an interim period is permitted. The implementation of this standard did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-02. In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The implementation of this standard did not have a significant impact on our consolidated financial statements.

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

FASB ASU No. 2015-05. In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. For public business entities, ASU 2015-05 will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The implementation of this standard did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-11. In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity of measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect adoption of ASU No. 2015-11 to have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-15. In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard will become effective for the Company beginning January 1, 2016. The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, issued in August 2015, adds these SEC comments to the “S” section of the Codification. This standard will become effective for the Company beginning January 1, 2016. The implementation of this standard did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2016-01. In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall - Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and apply to all entities that hold financial assets or owe financial liabilities. The amendments in this ASU also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. That impairment assessment is similar to the qualitative assessment for long-lived assets, goodwill, and indefinite-lived intangible assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with earlier application permitted for financial statements that have not been issued. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, “Leases”. This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.

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

Our consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

The Board of Directors and executive officers consist of the persons named in the table below. Each director serves for a one-year term, until his or her successor is elected and qualified, or until earlier resignation or removal.  The bylaws provide that the number of directors shall not be less than four, but no more than seven.  The directors and executive officers are as follows:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	62	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	63	Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Mr. David Harding	46	Vice President, Chief Technical Officer
Mr. Robert Brown	54	Vice President, Sales and Business Development
Mr. David Carey	71	Director
Mr. Guy Steve Hamm	68	Director
Mr. David Loesch	71	Director
Mr. John Cronin	61	Director
Mr. Neal Goldman	71	Director
Mr. Charles Crocker	77	Director

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

Wayne Wetherell has served as our Senior Vice President, Administration and Chief Financial Officer since May 2001 and additionally as our Secretary and Treasurer since October 2005. From 1996 to May 2001, he served as Vice President of Finance and Chief Financial Officer. From 1991 to 1996, Mr. Wetherell was the Vice President and Chief Financial Officer of Bilstein Corporation of America, a manufacturer and distributor of automotive parts. From 1980 to 1990 Mr. Wetherell served in various financial roles culminating as Director of Financial Planning and Analysis for Oak Industries, Inc., a manufacturer of components for the telecommunications industry traded on the NYSE.  Mr. Wetherell holds a B.S. degree in Management and a M.S. degree in Finance from San Diego State University.

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

Robert Brown. Mr. Brown has served as our Vice President – Sales and Business Development since June 2015. Prior to joining the Company, Mr. Brown served since February 2010 as the principal of Black Diamond Group, a global consultancy agency representing new technology companies in connection with their relationship with Microsoft.  Prior to Black Diamond Group, Mr. Brown served as the Director of Business Development of Ascend Communications.  Mr. Brown is a graduate of Eastern Washington University with a B.S. in Computer Technology.

David Carey was appointed to the Board in February 2006. Mr. Carey is a former Executive Director of the Central Intelligence Agency. Mr. Carey briefly served on the Board of Cyberby, Inc., a public company, resigning in October 2015 and currently is the Chairman of Proxy Boards for DRS Technologies, and OnPoint Consulting, and Qinetiq North America and a member of the Proxy Board for Informatica Federal Operations, Inc. as well as the Board of Trimpan, Inc.  Mr. Carey also serves on a number of Advisory Boards, including the Advisory Board of Raytheon TCS (Trusted Computer Solutions). Mr. Carey also consults with companies both independently and as an affiliate of the Command Consulting Group.  From April 2005 to August of 2008, Mr. Carey served as Executive Director for Blackbird Technologies, which provides state-of-the-art IT security expertise, where he assists the company with business development and strategic planning. Prior to joining Blackbird Technologies, Mr. Carey was Vice President, Information Assurance for Oracle Corporation from September 2001 to April 2005. In addition, Mr. Carey worked for the CIA for 32 years until 2001. During his career at the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer, or No. 3 person in the agency, from 1997 to 2001. Before assuming that position, Mr. Carey was Director of the DCI Crime and Narcotics Center, the Director of the Office of Near Eastern and South Asian Analysis, and Deputy Director of the Office of Global Issues. Mr. Carey is a graduate of Cornell University and the University of Delaware.

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

John Cronin was appointed to the Board in February 2012. Mr. Cronin is currently Managing Director and Chairman of ipCapital Group, Inc. ("ipCG"), an intellectual property consulting firm Mr. Cronin founded in 1998.  During his time with ipCG, Mr. Cronin created both a unique ipCapital System(R) Methodology for consulting, as well as a world-class licensing and transaction process, and worked with over 700 companies, including more than 10% of the Fortune 500. Prior to forming ipCG, Mr. Cronin spent over 17 years at IBM and became its top inventor with over 100 patents and 150 patent publications. He created and ran the IBM Patent Factory, which was essential in helping IBM become number one in US patents, and the team that contributed to the startup and success of IBM's licensing program. Additionally, Mr. Cronin serves as a member of the Board of Directors at Vermont Electric Power Company (“VELCO”), Armor Designs, Inc., Document Security Systems, and Primal Fusion, Inc, and GraphOn and as a member of the advisory board for innoPad, Inc. He holds a B.S. and a M.S.in electrical engineering, and a B.A. degree in Psychology from the University of Vermont.

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

Mr. Goldman is the Company’s largest shareholder and has significant investment experience.  As a result, the Nominating and Corporate Governance Committee believes that Mr. Goldman can provide valuable guidance to the Board of Directors as it seeks to build shareholder value.

Charles Crocker was appointed to the Board in September 2012. Mr. Crocker currently serves as Chairman and CEO of Crocker Capital, a private investment company. Mr. Crocker also serves as a director of Teledyne Technologies, Inc., Bailard, Inc. and Mercator MedSystems. Teledyne Technologies, Inc. is a publically traded company. Beyond his corporate duties, Mr. Crocker serves as a Trustee of the Mary A. Crocker Trust, the Cypress Lawn Cemetery Association and the Fine Arts Museums Foundation of San Francisco. Mr. Crocker received his B.S. degree from Stanford University and M.B.A. from the University of California, Berkley.

The Nominating and Corporate Governance Committee believes that Mr. Crocker’s significant experience serving on boards of directors, together with his investment experience, assists the Company’s Board of Directors in its deliberations and contributes to the governance of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements were complied with in a timely manner.

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

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Chairman), Carey and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert, as currently defined under current SEC rules.  The Audit Committee met four times during the year ended December 31, 2015.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable NASDAQ Stock Market Rules and SEC rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans.   The Compensation Committee currently consists of Messrs. Carey (Chairman), Cronin and Goldman, each of whom is a non-management member of our Board of Directors. The Compensation Committee met three times during the year ended December 31, 2015. Although Mr. Carey meets the criteria for independence under the applicable NASDAQ Stock Market Rules and SEC rules and regulations, Messrs. Goldman and Cronin are not considered independent under such requirements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the nonemployee members of the Board.   The Nominating and Corporate Governance Committee met four times during the year ended December 31, 2015. We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable NASDAQ Stock Market Rules and SEC rules and regulations.

Director Independence

Our Board of Directors has determined that all of its members, other than Mr. Miller, who serves as the Company’s Chief Executive Officer, and Mr. Goldman, who beneficially owns approximately 37% of the Company’s common stock, are “independent” within the meaning of the NASDAQ Stock Market Rules and SEC rules regarding independence.

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

 The compensation received by our named executive officers in fiscal year 2015 is set forth in the Summary Compensation Table, below. For 2015, the named executive officers included: (i) S. James Miller, Jr., Chairman of the Board of Directors and Chief Executive Officer; (ii) Wayne Wetherell, Senior Vice President, Chief Financial Officer, Secretary and Treasurer; and (iii) David Harding, Vice-President and Chief Technical Officer.

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

 We seek to have a balanced approach to executive compensation with each primary element of compensation (base salary, variable compensation and equity incentives) designed to play a specific role. Overall, we design our compensation programs to allow for the recruitment, retention and motivation of the key executives and high-level talent required in order for us to:

●	achieve or exceed our annual financial plan and achieve profitability;

●	make continuous progression towards achieving our long-term strategic objectives to be a high-growth company with growing profitability; and

●	increase our share price to provide greater value to our stockholders.

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

Elements of Compensation

 Consistent with our compensation philosophy and objectives, we offer executive compensation packages consisting of the following three components:

●	base salary;

●	annual incentive compensation (in the form of bonuses or otherwise); and

●	equity awards pursuant to the terms and conditions of the 1999 Plan.

 In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. For 2015, we had no incentive bonus programs.

We also have issued stock options focusing the recipients on the achievement of certain short- and longer-term goals and objectives. For example, certain stock options were granted to our executives in 2015 that vested if certain performance objectives were achieved prior to December 31, 2015.  Following termination of those options, additional stock options were issued that will not begin vesting until 2016, and will vest in increments over two years and until the options fully vests in 2017. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the vesting schedules align our employees' interests even more closely with those of our investors.

Base Salary

 Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. Therefore, we target executive base salary at the median level of the compensation guidelines that have been approved by the Compensation Committee. In addition, the Compensation Committee takes into account the executive's scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive's base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2015. In 2015, there were no changes to the base salaries paid to our named executive officers other than an annual cost of living increase for Mr. Miller per his employment agreement.

Annual Incentive Compensation

 The Compensation Committee did not adopt an executive bonus plan for 2015 because the Compensation Committee believed that such a plan should be based on pre-tax profit and none was projected. To date, the Compensation Committee has not adopted an executive bonus plan for 2016. As soon as we achieve profitability on a pre-tax basis, the Compensation Committee intends to implement a bonus plan for our executives.

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

In determining the size of equity awards the Compensation Committee takes into account the executive's current position with and responsibilities to us. In September 2015, the Compensation Committee approved an option grant for 150,000 shares to Mr. Miller, fully vesting on December 31, 2015 if certain performance targets were met for the quarter ending December 31, 2015.  The targets were not met and the options terminated per their terms on December 31, 2015.  Additionally, in September of 2015 the Compensation Committee approved a second option grant for 150,000 shares to Mr. Miller vesting over three years.  The grants were a result of the review by our board of directors (absent Mr. Miller’s participation) of Mr. Miller's annual performance and its annual review of compensation of our other executives. The amount of the grant was determined by considering Mr. Miller's previous option grants and current options outstanding, as well as the size of grants made to other executives. The grants to Mr. Miller was larger than any grant to other executives because of his responsibilities as CEO.

In September 2015, the Compensation Committee approved an option grant of 125,000 shares to Mr. Harding and option grants of 75,000 shares each to Mr. Wetherell and Mr. Brown.  These grants would fully vest on December 31, 2015 if certain performance targets were met for the quarter ending December 31, 2015.  The targets were not met and the options terminated per their terms on December 31, 2015.   Additionally, in September of 2015, the Compensation Committee approved a second option grant of 125,000 shares to Mr. Harding and option grants of 75,000 shares each to Mr. Wetherell and Mr. Brown vesting over three years.

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

Accounting and Tax Considerations

 Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to publicly held companies for compensation paid to "covered" executive officers, to the extent that compensation paid to such an officer exceeds $1.0 million during the taxable year. We endeavor to award compensation that will be deductible for income tax purposes, though other factors will also be considered. Our Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

Say-on-Pay

Our stockholders have not yet had the opportunity to provide feedback on our executive compensation through an advisory vote, as we have not held an annual meeting stockholders since 2011, at which time we were not required to hold a ‘Say-on-Pay’ vote as we followed the disclosure guidelines of a Smaller Reporting Company.

COMPENSATION COMMITTEE REPORT

 The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2015. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this in our Annual Report on Form 10-K for the year ended December 31, 2015.

The Compensation Committee of the Board of Directors:
David Carey (Chairman) John Cronin Neal Goldman

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2015, 2014 and 2013 to our Chief Executive Officer and the Company's four most highly compensated executive officers who were serving as executive officers at December 31, 2015, 2014 and 2013, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)(2)	All Other Compensation		Total

S. James Miller, Jr.	2015	$370,284	$-	$184,850	$21,551	(3)	$576,685
Chairman of the Board and Chief Executive Officer	2014	$356,699	$-	$91,935	$21,310		$469,944
	2013	$358,857	$-	$246,482	$18,191		$623,530

Wayne G. Wetherell	2015	$211,320	$-	$92,425	$13,714	(4)	$317,459
Senior Vice President Chief Financial Officer,	2014	$207,333	$-	$18,387	$13,534		$239,254
Secretary, and Treasurer	2013	$211,320	$-	$16,570	$12,100		$239,990

David Harding	2015	$234,400	$-	$154,041	$3,768	(5)	$392,209
Vice President and Chief Technical Officer	2014	$230,000	$-	$91,935	$3,757		$325,692
	2013	$230,160	$-	$205,057	$-		$435,217

Robert Brown(7)	2015	$97,500	$-	$466,042	$253	(6)	$563,795
Vice President Sales and Business Development	2014	$-	$-	$-	$-		$-
	2013	$-	$-	$-	$-		$-

(1)	All option awards were granted under the 1999 Stock Award Plan (the “1999 Plan”).

(2)
The amounts presented in this column do not reflect the cash value or realizable value of option grants to the named executive officers during the year ended December 31, 2015.  During the year ended December 31, 2015, no named executive officer exercised an option and therefore no value was realized during the reporting period.  The amounts reflect the grant date fair value of the options awarded in the fiscal year ended December 31, 2015, 2014 and 2013 respectively, in accordance with the provisions of ASC 718. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 74% to 121%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2015 2014 and 2013 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2015 and 2014 was 2.6%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)	This amount includes premiums on life insurance and disability insurance of $8,951, matching 401(k) contributions of $10,600, and other perquisites of $2,000.

(4)	This amount includes premiums on life insurance and disability insurance of $3,146, matching 401(k) contributions of $8,568, and other perquisites of $2,000.

(5)	This amount includes premiums in life insurance and disability insurance of $2,568 and matching 401(k) contributions of $1,200.

(6)	This amount includes premiums on life insurance and disability insurance of $253.

(7)	Mr. Brown joined the Company in June 2015.

Grants of Plan Based Awards

The following table provides information on plan-based awards granted in 2015 to each of the Named Executive Officers:
	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
S. James Miller, Jr.	9/14/2015	300,000	1.73	$184,850
Wayne G. Wetherell	9/14/2015	150,000	1.73	$92,425
David Harding	9/14/2015	250,000	1.73	$154,041

Robert Brown	9/14/2015	150,000	1.73	$92,425
	7/16/2015	300,000	1.70	$373,617

(1)
Each option was granted at an exercise price equal to the fair market value of our Common Stock on the grant date which was equal to the closing price of a share of our common stock, as reported by the OTCQB, on the date of grant.

(2)
The amounts reflect the grant date fair value, in accordance with the provisions of ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2015:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
S. James Miller, Jr.	100,000	-	$0.20	1/27/2019	-	$-
	183,000	-	$0.73	1/29/2020	-	$-
	225,000	-	$1.11	3/10/2021	-	$-
	450,000	-	$0.92	2/2/2022	-	$-
	91,675	8,325	$0.93	2/8/2023	-	$-
	66,700	33,300	$1.93	10/29/2023	-	$-
	16,672	33,328	$2.29	12/15/2024	-	$-
	-	150,000	$1.73	9/14/2025	-	$-

Wayne G. Wetherell	60,000	-	$0.20	1/27/2019	-	$-
	60,000	-	$0.73	1/29/2020	-	$-
	100,000		$0.92	2/2/2022	-	$-
	6,668	3,332	$1.93	10/29/2023	-	$-
	3,336	6,664	$2.29	12/15/2024	-	$-
	-	75,000	$1.73	9/14/2025	-	$-

David Harding	50,000	-	$0.20	1/27/2019	-	$-
	80,000	-	$0.73	1/29/2020	-	$-
	325,000	-	$0.92	2/2/2022	-	$-
	91,675	8,325	$0.93	2/8/2023	-	$-
	50,000	25,000	$1.93	10/29/2023	-	$-
	16,672	33,328	$2.29	12/15/2024	-	$-
	-	125,000	$1.73	9/14/2025	-	$-

Robert Brown	-	300,000	$1.70	7/16/2025	-	$-
	-	75,000	$1.73	9/14/2025	-	$-

Employment Agreements

S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller serves as President and Chief Executive Officer, which agreement is currently set to expire on December 31, 2016. Historically, Mr. Miller’s employment agreement has been amended annually to extend the expiration date. The agreement provides for annual base compensation in the amount of $291,048, which amount, as a result of cost-of-living adjustments, has increased to $369,183. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

Wayne Wetherell. On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement was originally for a three-year term ending September 30, 2008; however, the agreement was amended to extend the expiration date to December 31, 2012.  Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Wetherell will serve as our Chief Financial Officer through December 31, 2016, as amended, for a semi-monthly base salary of $8,639.  Under the terms of the agreement, Mr. Wetherell will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months base salary; (ii) continuation of Mr. Wetherell’s medical and disability insurance for a period of six months; and (iii) immediate vesting of 50% of Mr. Wetherell’s outstanding unvested stock options and restricted stock awards. In the event that Mr. Wetherell’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Wetherell is entitled to the severance benefits described above, except that 100% of Mr. Wetherell’s outstanding stock options and restricted stock awards will immediately vest.

David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement was originally for a two-year term, ending on May 21, 2009; however, the agreement was amended to extend the expiration date to December 31, 2012. Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Harding will serve as our Vice President and Chief Technical Officer through December 31, 2016, as amended, for a semi-monthly base salary of $9,375. Under the terms of the agreement, Mr. Harding will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months base salary; and continuation of Mr. Harding’s medical and disability insurance for a period of six months.   In the event that Mr. Harding’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Harding is entitled to the severance benefits described above, except that 100% of Mr. Harding’s outstanding stock options and restricted stock awards will immediately vest.

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

Securities Authorized For Issuance Under Equity Compensation Plans

 The following table provides information as of December 31, 2015 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Award Plan, as amended and restated	5,376,969	$1.17	1,198,438

Total	5,376,969	$1.17	1,198,438

Description Of Equity Compensation Plans

1999 Stock Option Plan

The 1999 Stock Option Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company.Since then a majority of the Company’s shareholders subsequently approved an amendment to and restatement of the 1999 Plan to increase the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

Director Compensation

Each of our non-employee directors receives a monthly retainer of $3,000 for serving on the Board of Directors, which fee may be paid either in cash, options or shares of Common Stock. Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Chairman and $208 for the remaining members of the Audit Committee.   Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Chairman and $208 for the remaining members of the Compensation Committee.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2015 the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was approximately $236,000, which amount was paid $20,500 in cash with the remainder paid in Common Stock of the Company.

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

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2015, other than a director who also served as an executive officer:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Guy Steve Hamm	$5,500	$-	(1)	$40,173	$-	$45,673

David Carey	$7,500	$-	(1)	$40,173	$-	$47,673

David Loesch	$2,500	$-	(1)	$40,173	$-	$42,673

John Cronin	$2,500	$-	(1)	$40,173	$-	$42,673

Neal Goldman	$2,500	$-	(1)	$40,173	$-	$42,673

Charles Crocker	$-	$-	(1)	$40,173	$-	$40,173

(1)
The amounts reflect the grant date fair value of option granted in 2015, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2015. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of  March 10, 2016, we had three classes of voting stock outstanding: (i) Common Stock; (ii) our Series B Convertible Redeemable Preferred Stock (“Series B Preferred”); and (iii) our Series E Convertible Redeemable Preferred Stock (“Series E Preferred”). The following tables sets forth information regarding shares of Series B Preferred, Series E Preferred and Common Stock beneficially owned as of March 10, 2016 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock, Series B Preferred and Series E Preferred.  Percent ownership is calculated based on 239,400 shares of Series B Preferred, 12,000 shares of Series E Preferred, and 94,070,895 shares Common Stock outstanding at March 10, 2016.

 Unless otherwise noted, the addresses of the individuals listed below are 10815 Rancho Bernardo Road, Suite 310, San Diego, California 92127.

Beneficial Ownership of Series B Preferred

Name, Address and Title (if applicable)	Series B Convertible Redeemable Preferred Stock (1)	% Ownership of Class (1)
Darrelyn Carpenter	28,000	12%

Frederick C. Orton	20,000	8%

Howard Harrison	20,000	8%

Wesley Hampton	16,000	7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series E Preferred

Name, Address and Title (if applicable)	Series E Convertible Redeemable Preferred Stock (1)	% Ownership of Class (1)
Charles L. Frischer	2,636	22%

Neal Goldman	2,278	19%

CF Special Situation Fund I LP(2)	2,286	19%

Wynnefield Partners Small Cap Value, LP I(3)	1,500	12.5%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes 120 shares held in the name of CF Special Situation Fund II, LP, and 286 shares held by Robert T. Clutterbuck. Mr. Clutterbuck has shared voting and dispositive power of these shares.
(3)	Includes 450 shares held in the name of Wynnefield Partners Small Cap Value, LP and 300 shares held by Wynnefield Small Cap Value Offshore Fund Ltd.

Beneficial Ownership of Common Stock

Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers:

S. James Miller, Jr. (3)	2,005,875	2.1%
Chairman, Chief Executive Officer

David Carey (4)	159,689	*
Director

G. Steve Hamm (5)	159,775	*
Director

David Loesch (6)	187,897	*
Director

Neal I. Goldman (7)	34,853,347	36.6%
Director

John Cronin (8)	120,189	*
Director

Charles Crocker (9)	595,189	*
Director

Wayne Wetherell (10)	543,703	*
SVP of Administration, Chief Financial Officer, Secretary

David Harding (11)	743,338	*
Chief Technical Officer

Robert Brown	-	*
Vice President, Sales and Business Development

Total beneficial ownership of directors and officers as a group (10 persons):	39,369,002	40.3%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of  March 10, 2016.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 94,070,895 shares of Common Stock outstanding as of March 10, 2016. Options that are presently exercisable or exercisable within 60 days of March 10, 2016 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)	Includes 75,201 shares held jointly with spouse, 1,162,188 shares issuable upon exercise of stock options, each exercisable within 60 days of March 10, 2016.

(4)	Includes 58,003shares issuable upon exercise of stock options exercisable within 60 days of March 10, 2016.

(5)	Includes 60,503 shares issuable upon exercise of stock options exercisable within 60 days of March 10, 2016.

(6)	Includes 58,003 shares issuable upon exercise of stock options, each exercisable within 60 days of March 10, 2016.

(7)
Includes 1,198,947 shares issuable upon the conversion of Series E Preferred Stock and 30,503 shares issuable upon exercise of stock options, each exercisable within 60 days of March 10, 2016. Mr. Goldman exercises sole voting and dispositive power over 25,823,347 shares, and shared voting and dispositive power over 9,030,000 reported shares, of which 6,000,000 shares are owed by Goldman Partners, LP, 3,000,000 shares are owned by the Goldman Family 2012 GST Trust and 30,000 shares are owed by The Neal and Marlene Goldman Foundation.

(8)	Includes 80,503 shares issuable upon exercise of stock options exercisable within 60 days of March 10, 2016.

(9)	Includes 80,503 shares issuable upon exercise of stock options exercisable within 60 days of March 10, 2016.

(10)	Includes 232,503 shares issuable upon exercise of stock options exercisable within 60 days of March 10, 2016.

(11)	Includes 638,338 shares issuable upon exercise of stock options exercisable within 60 days of March 10, 2016.

* less than 1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Convertible Notes

On November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009. In conjunction with the original issuance of the Related-Party Convertible Notes in 2008, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of Common Stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. No warrants to purchase shares of Common Stock were outstanding and exercisable as of December 31, 2015, and no warrants were issued and outstanding as of December 31, 2015.

The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes. As consideration for the waiver and note extension, the Company issued to the Related-Party Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s Common Stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014, of which no warrants to purchase shares of Common Stock were outstanding and exercisable as of December 31, 2015.

On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2015, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2015. During the year ended December 31, 2014, holders of Related-Party Convertible Notes in the principal amount of $85,034 elected to convert their respective Related-Party Convertible Notes into 154,607 shares of Common Stock.

Lines of Credit

In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowings of up to $2,500,000 (the “Line of Credit”). The Line of Credit was extended by an existing shareholder and member of our Board of Directors (the “Holder”). In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000 (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder had the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's Common Stock for $0.95 per share. Any remaining outstanding balance was convertible into shares of the Company's Common Stock for $2.25 per share.

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

During the years ended December 31, 2015 and 2014, the Company recorded an aggregate of approximately $53,000 and $369,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s consolidated statements of operations.

In April 2014, the Company and the Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3,000,000 (the “Second Amendment”). Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 (the “$500K Line of Credit”) with a second member of the Company’s Board of Directors (the “Second Holder”), which amount was convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the Amendment Warrant.

In December 2014, the Company and the Holder entered into a further amendment to the Line of Credit to increase the available borrowing to $5,000,000 and extend the maturity date of the Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, the Holder had the right to convert up to $2,500,000 outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5,000,000.

As of December 31, 2014, advances made under the Line of Credit agreement aggregated $1,550,000 and there were no borrowings under the $500K Line of Credit. During the year ended December 31, 2015, the Company borrowed $750,000 under the Line of Credit and borrowed $0 under the $500K Line of Credit. During the year ended December 31, 2015, the Company repaid $350,000 in principal borrowings under the Line of Credit. As of March 31, 2016, no advances were made under the Company’s Lines of Credit.

In February 2015, as a result of the Series E Financing, the Company issued 1,978 shares of Series E Preferred to the Holder of the Line of Credit to satisfy $1,950,000 in principal borrowings under the Line of Credit plus approximately $28,000 in accrued interest. As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

In March 2016, the Company and the Holder entered into a fourth amendment to the Line of Credit (the “Fourth Amendment”) solely to (i) increase available borrowings to $5,000,000; (ii) extend the maturity date to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new $500K Line of Credit with available borrowings of up to $500,000 with the Second Holder, which replaced the original $500K Line of Credit that terminated as a result of the consummation of the Series E Financing. Similar to the Fourth Amendment, the new $500K Line of Credit with the Second Holder matures on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the $500K Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Line of Credit was issued (commitment date). As of December 31, 2014, the Company had recorded approximately $296,000 in beneficial conversion feature as a debt discount and had amortized approximately $56,000 of such debt discount as a component of interest expense. Pursuant to additional borrowings made during the year ended December 31, 2015, the Company recognized an additional $146,000 in beneficial conversion feature as debt discount. As a result of the Series E Financing and retirement of all amounts outstanding under the Line of Credit, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the year ended December 31, 2015.

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2015 and 2014 by Mayer Hoffman McCann P.C. ("MHM"), the Company's independent registered public accounting firm.  MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Fiscal Year Ended
	2015	2014

Audit fees	$214,000	$193,000

Audit-related fees	-	-

Tax fees	-	-

All other fees	-	-

Total Fees	$214,000	$193,000

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

10.29	Amendment No. 3 to Convertible Promissory Note, dated December 8, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 10, 2014).
10.30	Amendment No. 4 to Convertible Promissory Note, dated March 8, 2016 (incorporated by reference to the Company's Current Report on Form 8-K, filed March 10, 2016).
10.31	Convertible Promissory Note, dated March 9, 2016 (incorporated by reference to the Company's Current Report on Form 8-K, filed March 10, 2016).
21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1	Consent of Independent valuation firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extention Schema
101.CAL	XBRL Taxonomy Extention Calculation Linkbase
101.DEF	XBRL Taxonomy Extention Definition Linkbase
101.LAB	XBRL Taxonomy Extention Label Linkbase
101.PRE	XBRL Taxonomy Extention Presentation Linkbase

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 15, 2016	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: March 15, 2016	/s/ Wayne Wetherell
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 15, 2016	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chairman of the Board

Date: March 15, 2016	/s/ David Loesch
David Loesch
Director

Date: March 15, 2016	/s/ Steve Hamm
Steve Hamm
Director
/s/ David Carey
Date: March 15, 2016	David Carey
Director
/s/ John Cronin
Date: March 15, 2016	John Cronin
Director
/s/ Neal Goldman
Date: March 15, 2016	Neal Goldman
Director
/s/ Charles Crocker
Date: March 15, 2016	Charles Crocker
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ImageWare Systems, Inc.

 We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageWare Systems, Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImageWare Systems, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2016, expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ImageWare Systems, Inc.

We have audited ImageWare Systems, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).  ImageWare Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ImageWare Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit), and cash flows of ImageWare Systems, Inc. for the each of the three years in the period ended December 31, 2015, and our report dated March 15, 2016, expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 15, 2016

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,352	$218
Accounts receivable, net of allowance for doubtful accounts of $3 at December 31, 2015 and December 31, 2014	349	266
Inventory, net	46	916
Other current assets	69	86
Total Current Assets	3,816	1,486

Property and equipment, net	162	211
Other assets	98	153
Intangible assets, net of accumulated amortization	117	144
Goodwill	3,416	3,416
Total Assets	$7,609	$5,410

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$198	$459
Deferred revenue	1,059	1,827
Accrued expenses	1,149	1,013
Total Current Liabilities	2,406	3,299

Convertible line of credit to related party, net of discount	—	1,311
Pension obligation	1,511	1,834
Total Liabilities	3,917	6,444

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at December 31, 2015 and December 31, 2014; liquidation preference $607 at December 31, 2015 and December 31, 2014.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; liquidation preference $12,240 and $0 at December 31, 2015 and December 31, 2014, respectively.	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 94,077,599 and 93,513,854 shares issued at December 31, 2015 and December 31, 2014, respectively, and 94,070,895 and 93,507,150 shares outstanding at December 31, 2015 and December 31, 2014, respectively.	940	934
Additional paid-in capital	149,902	135,982
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,195)	(1,594)
Accumulated deficit	(145,893)	(136,294)
Total Shareholders’ Equity (Deficit)	3,692	(1,034)

Total Liabilities and Shareholders’ Equity (Deficit)	$7,609	$5,410

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product	$2,192	$1,634	$2,686
Maintenance	2,577	2,525	2,618
	4,769	4,159	5,304
Cost of revenues:
Product	1,117	257	319
Maintenance	827	735	771
Gross profit	2,825	3,167	4,214

Operating expenses:
General and administrative	3,437	3,818	3,378
Sales and marketing	2,791	2,471	2,129
Research and development	4,643	4,495	3,869
Depreciation and amortization	164	179	125
	11,035	10,963	9,501
Loss from operations	(8,210)	(7,796)	(5,287)

Interest expense	447	416	221
Change in fair value of derivative liabilities	—	—	4,776
Other income, net	(145)	(297)	(443)
Loss before income taxes	(8,512)	(7,915)	(9,841)

Income tax expense	22	25	8
Net loss	$(8,534)	$(7,940)	$(9,849)
Preferred dividends	(1,065)	(51)	(51)
Net loss available to common shareholders	$(9,599)	$(7,991)	$(9,900)

Basic and diluted loss per common share — see Note 2:
Net loss	$(0.09)	$(0.09)	$(0.12)
Preferred dividends	(0.01)	(—)	(—)
Basic and diluted loss per share available to common shareholders	$(0.10)	$(0.09)	$(0.12)
Basic and diluted weighted-average shares outstanding	93,786,079	91,795,971	81,231,962

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(8,534)	$(7,940)	$(9,849)
Other comprehensive income (loss):
Reduction (increase) in additional minimum pension liability	332	(744)	(622)
Foreign currency translation adjustment	67	(20)	(69)
Comprehensive loss	$(8,135)	$(8,704)	$(10,540)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Series B Convertible Redeemable Preferred		Series E Convertible Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2012	239,400	$2	-	$-	76,646,553	$765	(6,704)	$(64)	$120,182	$(139)	$(118,403)	$2,343
Issuance of Common Stock pursuant to warrant exercises	-	-	-	-	6,132,779	61	-	-	3,230	-	-	3,291
Settlement of derivative liabilities pursuant to warrants exercised for cash	-	-	-	-	-	-	-	-	279	-	-	279
Issuance of Common Stock pursuant to cashless warrant exercises	-	-	-	-	4,458,493	45	-	-	6,453	-	-	6,498
Warrants issued to secure line of credit borrowing facility	-	-	-	-	-	-	-	-	580	-	-	580
Issuance of Common Stock pursuant to option exercises	-	-	-	-	35,310	-	-	-	11	-	-	11
Stock issued to consultants as compensation	-	-	-	-	264,000	3	-	-	38	-	-	41
Warrants issued in lieu of cash as compensation	-	-	-	-	-	-	-	-	108	-	-	108
Conversion of related party notes payable to Common Stock	-	-	-	-	18,182	-	-	-	10	-	-	10
Reclassification of warrants previously classified as derivative liabilities	-	-	-	-	-	-	-	-	186	-	-	186
Stock-based compensation expense	-	-	-	-	-	-	-	-	575	-	-	575
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	(622)	-	(622)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(69)	-	(69)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(51)	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	(9,849)	(9,849)
Balance at December 31, 2013	239,400	$2	-	$-	87,555,317	$874	(6,704)	$(64)	$131,652	$(830)	$(128,303)	$3,331

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (In thousands, except share amounts)
(continued)

	Series B Convertible Redeemable Preferred		Series E Convertible Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2013	239,400	$2	-	$-	87,555,317	$874	(6,704)	$(64)	$131,652	$(830)	$(128,303)	$3,331
Issuance of Common Stock pursuant to warrant exercises	-	-	-	-	4,742,632	47	-	-	2,801	-	-	2,848
Settlement of derivative liabilities pursuant to warrants exercised for cash	-	-	-	-	-	-	-	-	57	-	-	57
Issuance of Common Stock pursuant to cashless warrant exercises	-	-	-	-	868,565	9	-	-	(9)	-	-	-
Warrants issued to secure increase in line of credit borrowing facility	-	-	-	-	-	-	-	-	128	-	-	128
Issuance of Common Stock pursuant to option exercises	-	-	-	-	98,617	1	-	-	66	-	-	67
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	296	-	-	296
Warrants issued in lieu of cash as compensation	-	-	-	-	-	-	-	-	53	-	-	53
Conversion of related party notes payable to Common Stock	-	-	-	-	154,607	2	-	-	83	-	-	85
Stock-based compensation expense	-	-	-	-	94,116	1	-	-	855	-	-	856
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	(744)	-	(744)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(20)	-	(20)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(51)	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	(7,940)	(7,940)
Balance at December 31, 2014	239,400	$2	-	$-	93,513,854	$934	(6,704)	$(64)	$135,982	$(1,594)	$(136,294)	$(1,034)

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (In thousands, except share amounts)
(continued)

	Series B Convertible Redeemable Preferred		Series E Convertible Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	239,400	$2	-	$-	93,513,854	$934	(6,704)	$(64)	$135,982	$(1,594)	$(136,294)	$(1,034)
Issuance of Series E Convertible Redeemable Preferred Stock for cash, net of issuance costs	-	-	10,022	-	-	-	-	-	9,955	-	-	9,955
Conversion of related party debt into Series E Convertible Redeemable Preferred Stock	-	-	1,978	-	-	-	-	-	1,978	-	-	1,978
Issuance of Common Stock in payment of Series E Preferred dividends	-	-	-	-	478,664	5	-	-	769	-	(774)	-
Issuance of Common Stock pursuant to cashless warrant exercises	-	-	-	-	45,376	1	-	-	(1)	-	-	-
Issuance of Common Stock pursuant to option exercises	-	-	-	-	39,705	-	-	-	33	-	-	33
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	146	-	-	146
Warrants modified in lieu of cash as compensation	-	-	-	-	-	-	-	-	80	-	-	80
Stock-based compensation expense	-	-	-	-	-	-	-	-	960	-	-	960
Reduction in minimum pension liability	-	-	-	-	-	-	-	-	-	332	-	332
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	67	-	67
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(291)	(291)
Net loss	-	-	-	-	-	-	-	-	-	-	(8,534)	(8,534)
Balance at December 31, 2015	239,400	$2	12,000	$-	94,077,599	$940	(6,704)	$(64)	$149,902	$(1,195)	$(145,893)	$3,692

 The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
Cash flows from operating activities	2015	2014	2013
Net loss	$(8,534)	$(7,940)	$(9,849)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	164	179	125
Amortization of debt discounts and debt issuance costs	438	426	217
Stock-based compensation	960	856	616
Change in fair value of derivative liabilities	—	—	4,776
Write down of capitalized labor inventory to net realizable value	281	—	—
Reduction in accounts payable and accrued expenses from expiration of statute of limitations	—	(224)	(440)
Warrants modified/issued in lieu of cash as compensation for services	80	53	108
Change in assets and liabilities
Accounts receivable	(83)	35	26
Inventory	589	(411)	(243)
Other assets	17	62	(50)
Accounts payable	(261)	188	(130)
Accrued expenses	(76)	130	(116)
Deferred revenue	(768)	165	102
Pension obligation	10	59	7

Total adjustments	1,351	1,518	4,998

Net cash used by operating activities	(7,183)	(6,422)	(4,851)

Cash flows from investing activities
Purchase of property and equipment	(87)	(117)	(193)

Net cash used by investing activities	(87)	(117)	(193)

Cash flows from financing activities
Proceeds from line of credit, net	400	1,550	—
Proceeds from exercise of stock options	33	67	11
Proceeds from issuance of preferred stock, net of issuance costs	9,955	—	—
Dividends paid to preferred stockholders	(51)	(51)	(51)
Proceeds from exercised warrants to purchase stock	—	2,848	3,291

Net cash provided by financing activities	10,337	4,414	3,251

Effect of exchange rate changes on cash and cash equivalents	67	(20)	(69)
Net increase (decrease) in cash and cash equivalents	3,134	(2,145)	(1,862)
Cash and cash equivalents at beginning of year	218	2,363	4,225
Cash and cash equivalents at end of year	$3,352	$218	$2,363
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2	$—
Cash paid for income taxes	$—	$1	$1
Summary of non-cash investing and financing activities:
Conversion of related party notes payable into Common Stock	$—	$85	$10
Conversion of related party notes payable into Series E Preferred	$1,978	$—	$—
Beneficial conversion feature of convertible debt	$146	$296	$—
Stock dividend on Series E Preferred	$774	$—	$—
Accrued unpaid dividends on Series E Preferred	$240	$—	$—
Issuance of Common Stock pursuant to cashless warrant exercises	$1	$9	$45
Reduction (increase) in additional minimum pension liability	$332	$(744)	$(622)
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$—	$57	$6,684
Issuance of common warrants securing line of credit borrowing facility	$—	$128	$580
Issuance of restricted stock pursuant to achievement of vesting conditions	$—	$1	$1
The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

1.  DESCRIPTION OF BUSINESS AND OPERATIONS

Overview

As used in this Annual Report, “we,” “us,” “our,” “ImageWare,” “ImageWare Systems,” “Company” or “our Company” refers to ImageWare Systems, Inc. and all of its subsidiaries. ImageWare Systems, Inc. is incorporated in the state of Delaware. The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s “flagship” product is the patented IWS Biometric Engineimageware1.jpg ®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or internet sites. Biometric technology is now an integral part of all markets the Company addresses and all of the products are integrated into the IWS Biometric Engine.

 Recent Developments

      Notice of Allowance

In November 2015, the Company received a notice of allowance from the United States Patent and Trademark Office (“USPTO”) that its U.S. patent application, titled “Multi-Modal Biometric Database Searching Methods,” will be granted.  A notice of allowance from the USPTO is a written notification that a patent application has cleared internal review and will be granted. The patent will represent the Company’s 11th U.S. patent.  Under the patent application, we seek exclusive rights to the search process of comparing multiple modalities, whether it be in a single search method in which all modalities are compared simultaneously, or a multiple search method in which one modality is compared to another and is eventually narrowed down to the matching modal.  Once the patent is granted, it will cover database search and biometric comparison strategies that support both asynchronous and synchronous searches of two or more biometric modalities.

Lines of Credit

In March 2016, the Company and a significant shareholder and member of the Company’s Board of Directors (the “Holder”) entered into a fourth amendment (the “Fourth Amendment”) to an existing unsecured line of credit agreement ("Line of Credit") solely to (i) increase available borrowings under the line of credit) to $5,000,000; (ii) extend the maturity date of the Line of Credit to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new unsecured line of credit (“the 500K Line of Credit”) with available borrowings of up to $500,000 with a second member of the Company’s Board of Directors (the “Second Holder”), which replaced an unsecured line of credit with the Second Holder that terminated in February 2015. Similar to the Fourth Amendment, the unsecured line of credit matures on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the line of credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25. Amounts due and payable under the unsecured line of credit accrue interest at the rate of 8% per annum. As of March 15, 2016, no advances were made under the Company’s lines of credit.

       Liquidity and Capital Resources

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, product development, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

With the February 2015 consummation of the Series E Financing and existing and amended lines of credit borrowing facilities, as well as potential cost reductions if necessary, management believes that the Company’s current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from December 31, 2015 and that we will have sufficient liquidity to fund our business and meet our contractual obligations during the aforementioned period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s wholly-owned subsidiaries are XImage Corporation, a California Corporation, ImageWare Systems ID Group, Inc. a Delaware corporation (formerly Imaging Technology Corporation), I.W. Systems Canada Company, a Nova Scotia unlimited liability company, ImageWare Digital Photography Systems, Inc, LLC a Nevada limited liability company (formerly Castleworks LLC), Digital Imaging International GmbH, a company formed under German laws and Image Ware México S de RL de CV, a company formed under Mexican laws. All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition

The Company recognizes revenue from the following major revenue sources:

●	Long-term fixed-price contracts involving significant customization;
●	Fixed-price contracts involving minimal customization;
●	Software licensing;
●	Sales of computer hardware and identification media; and
●	Post-contract customer support (“PCS”).

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

The Company did not record any goodwill impairment charges for the years ended December 31, 2015, 2014 or 2013.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2015 and 2014 exceeded the FDIC insurance limits of $250,000. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $3,000 at December 31, 2015 and 2014.

For the year ended December 31, 2015 two customers accounted for approximately 37% or $1,753,000 of total revenues and had trade receivables of $78,000 as of the end of the year.  For the year ended December 31, 2014 one customer accounted for approximately 17% or $725,000 of total revenues and had trade receivables of $0 as of the end of the year. For the year ended December 31, 2013, one customer accounted for approximately 42% or $2,211,000 of total revenues and $0 trade receivables as of the end of the year.

Stock-Based Compensation

 At December 31, 2015, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $744,000, $618,000 and $575,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2015, 2014 and 2013 ranged from 74% to 121%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2015, 2014 and 2013 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2015, 2014 and 2013 averaged 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 2015.  Such shares vested monthly over the 12 months of 2015 with any unvested shares being forfeitable should the Board members’ service be terminated during 2015. For the year ended December 31, 2015, the Company recorded approximately $216,000 as compensation expense related to this stock issuance.

In December 2013, the Company issued 144,000 shares of its Common Stock to certain members of the Company's Board of Directors as compensation for services to be rendered through December 2014. Such shares are forfeitable should the Board members' service be terminated. For the year ended December 31, 2014, the Company recorded approximately $238,000 as compensation expense.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at weighted-average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive loss, increased approximately $67,000 for the year ended December 31, 2015, decreased approximately $20,000 for the year ended December 31, 2014 and decreased approximately $69,000 for the year ended December 31, 2013.

Comprehensive Loss

Comprehensive loss consists of net gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net loss. For the Company, the only items are the cumulative translation adjustment and the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, "Compensation - Retirement Benefits - Defined Benefit Plans – Pension".

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred approximately $12,000 in advertising expenses during the year ended December 31, 2015 and $9,000 in advertising expenses during the year ended December 31, 2014 and $12,000 during the year ended December 31, 2013.

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

(Amounts in thousands, except share and per share amounts)
	Year Ended December 31,
Numerator for basic and diluted loss per share:	2015	2014	2013
Net loss	$(8,534)	$(7,940)	$(9,849)
Preferred dividends	(1,065)	(51)	(51)
Net loss available to common shareholders	$(9,599)	$(7,991)	$(9,900)

Denominator for basic loss per share — weighted-average shares outstanding	93,786,079	91,795,971	81,231,962
Effect of dilutive securities	—	—	—
Denominator for diluted loss per share — weighted-average shares outstanding	93,786,079	91,795,971	81,231,962

Basic and diluted loss per share:
Net loss	$(0.09)	$(0.09)	$(0.12)
Preferred dividends	(0.01)	(—)	(—)
Net loss available to common shareholders	$(0.10)	$(0.09)	$(0.12)

 The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2015	Common Share Equivalents at December 31, 2014	Common Share Equivalents at December 31, 2013
Convertible notes payable and lines of credit	—	1,649,548	101,185
Convertible redeemable preferred stock – Series B	46,029	46,029	46,139
Convertible redeemable preferred stock – Series E	6,442,105	—	—
Stock options	5,376,969	4,057,296	3,783,411
Restricted stock grants	—	—	80,932
Warrants	450,000	977,778	8,455,124
Total Potential Dilutive Securities	12,315,103	6,730,651	12,466,791

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

FASB ASU No. 2014-12. In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The implementation of this standard did not have a significant impact on our consolidated financial statements.

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

FASB ASU No. 2014-16. In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), "Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity". ASU 2014-16 was issued to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. ASU 2014-16 is effective for fiscal years beginning after December 15, 2015. Early adoption in an interim period is permitted. The implementation of this standard did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-02. In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The implementation of this standard did not have a significant impact on our consolidated financial statements.

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

FASB ASU No. 2015-05. In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. For public business entities, ASU 2015-05 will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The implementation of this standard did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-11. In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity of measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect adoption of ASU No. 2015-11 to have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-15. In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard will become effective for the Company beginning January 1, 2016. The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, issued in August 2015, adds these SEC comments to the “S” section of the Codification. The implementation of this standard did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2016-01. In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall - Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and apply to all entities that hold financial assets or owe financial liabilities. The amendments in this ASU also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. That impairment assessment is similar to the qualitative assessment for long-lived assets, goodwill, and indefinite-lived intangible assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with earlier application permitted for financial statements that have not been issued. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, “Leases”. This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.

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

	Fair Value at December 31, 2015
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,557	$1,557	$—	$—
Totals	$1,557	$1,557	$—	$—

	Fair Value at December 31, 2014
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,654	$1,654	$—	$—
Totals	$1,654	$1,654	$—	$—

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

The Monte-Carlo simulation methodology is affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future financings. The Black-Scholes valuation model is affected by the Company’s stock price, as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities, in addition to expected dividend yield and risk free interest rates appropriate for the expected term.

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

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities
Balance at December 31, 2012	$2,244
Included in earnings	4,776
Settlements	(6,963)
Issuances	—
Transfers in and /or out of Level 3	—
Balance at December 31, 2013	$57
Included in earnings	—
Settlements	(57)
Issuances	—
Transfers in and/or out of Level 3	—
Balance at December 31, 2014	$—
Included in earnings	—
Settlements	—
Issuances	—
Transfers in and/or out of Level 3	—
Balance at December 31, 2015	$—

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

4.  INTANGIBLE ASSETS AND GOODWILL

The Company has intangible assets in the form of trademarks, trade names and patents. The carrying amount of the Company’s acquired trademarks and trade names were approximately $0 and $15,000 as of December 31, 2015, and 2014, respectively, which include accumulated amortization of $347,000, and $332,000 as of December 31, 2015, and 2014, respectively. Amortization expense related to trademarks and tradenames was $15,000 for the years ended December 31, 2015, 2014 and 2013. All intangible assets are amortized over their estimated useful lives with no estimated residual values. Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent intangible assets were $117,000 and $129,000 as of December 31, 2015 and 2014, respectively, which includes accumulated amortization of $542,000 and $530,000 as of December 31, 2015 and 2014, respectively.  Amortization expense for patent intangible assets was $12,000 for the year ended December 31, 2015 and $13,000 for the years ended December 31, 2014 and 2013. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 10.5 years. There was no impairment of the Company's intangible assets during the years ended December 31, 2015, 2014 and 2013.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired during the years ended December 31, 2015, 2014 and 2013.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:
Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2016	$12
2017	12
2018	12
2019	12
2020	12
Thereafter	57
Totals	$117

5.  RELATED PARTIES

Related Party Convertible Notes

On November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009. In conjunction with the original issuance of the Related-Party Convertible Notes in 2008, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of Common Stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. No warrants to purchase shares of Common Stock were outstanding and exercisable as of December 31, 2015, and no warrants were issued and outstanding as of December 31, 2015.

The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes. As consideration for the waiver and note extension, the Company issued to the Related-Party Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s Common Stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014, of which no warrants to purchase shares of Common Stock were outstanding and exercisable as of December 31, 2015.

On January 21, 2013, the holders of the Related-Party Convertible Notes agreed to extend the due date on their respective convertible notes to be due and payable not later than June 30, 2015, however, the Related-Party Convertible Notes will be callable at any time, at the option of the note holder, prior to June 30, 2015. During the year ended December 31, 2014, holders of Related-Party Convertible Notes in the principal amount of $85,034 elected to convert their respective Related-Party Convertible Notes into 154,607 shares of Common Stock.

Lines of Credit

In March 2013, the Company entered into a new unsecured line of credit agreement with available borrowings of up to $2,500,000 (the “Line of Credit”). The Line of Credit was extended by an existing shareholder and member of our Board of Directors (the “Holder”). In March 2014, the Line of Credit’s borrowing was increased to an aggregate total of $3,500,000 (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder had the right to convert up to $2.5 million of the outstanding balance of the Line of Credit into shares of the Company's Common Stock for $0.95 per share. Any remaining outstanding balance was convertible into shares of the Company's Common Stock for $2.25 per share.

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

During the years ended December 31, 2015 and 2014, the Company recorded an aggregate of approximately $53,000 and $369,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s consolidated statements of operations.

In April 2014, the Company and the Holder entered into a further amendment to the Line of Credit to decrease the available borrowings to $3,000,000 (the “Second Amendment”). Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 (the “$500K Line of Credit”) with a second member of the Company’s Board of Directors (the “Second Holder”), which amount was convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remain unchanged at a total of $3,500,000. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the Amendment Warrant.

In December 2014, the Company and the Holder entered into a further amendment to the Line of Credit to increase the available borrowing to $5,000,000 and extend the maturity date of the Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, the Holder had the right to convert up to $2,500,000 outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5,000,000.

As of December 31, 2014, advances made under the Line of Credit aggregated $1,550,000 and there were no borrowings under the $500K Line of Credit. During the year ended December 31, 2015, the Company borrowed $750,000 under the Line of Credit and borrowed $0 under the $500K Line of Credit. During the year ended December 31, 2015, the Company repaid $350,000 in principal borrowings under the Line of Credit. As of March 15, 2016, no advances were made under the Company’s Lines of Credit.

In February 2015, as a result of the Series E Financing, the Company issued 1,978 shares of Series E Preferred to the Holder of the Line of Credit to satisfy $1,950,000 in principal borrowings under the Line of Credit plus approximately $28,000 in accrued interest. As a result of the Series E Financing, the Company’s borrowing capacity under the Line of Credit was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

In March 2016, the Company and the Holder entered into a fourth amendment to the Line of Credit (the “Fourth Amendment”) solely to (i) increase available borrowings to $5,000,000; (ii) extend the maturity date to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new $500K Line of Credit with available borrowings of up to $500,000 with the Second Holder, which replaced the original $500K Line of Credit that terminated as a result of the consummation of the Series E Financing. Similar to the Fourth Amendment, the new $500K Line of Credit with the Second Holder matures on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the $500K Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

    The Company evaluated the lines of credit agreements and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the line of credit agreement). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the line of credit agreement will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the line of credit agreement was issued (commitment date). As of December 31, 2014, the Company had recorded approximately $296,000 in beneficial conversion feature as a debt discount and had amortized approximately $56,000 of such debt discount as a component of interest expense. Pursuant to additional borrowings made during the year ended December 31, 2015, the Company recognized an additional $146,000 in beneficial conversion feature as debt discount. As a result of the Series E financing and retirement of all amounts outstanding under the line of credit, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the year ended December 31, 2015.

6.  INVENTORY

Inventories of $46,000 as of December 31, 2015 were comprised of work in process of $42,000, representing direct labor costs on in-process projects, approximately $21,000 of equipment related to  in-process projects and finished goods of $4,000 net of reserves for obsolete and slow-moving items of $3,000. The balance of direct labor costs on in-process projects of $42,000 at December 31, 2015, reflects a write down of approximately $261,000 to net realizable value.

Inventories of $916,000 as of December 31, 2014 were comprised of work in process of $909,000 representing direct labor costs on in-process projects of $881,000 and equipment on in-process projects of $28,000. Finished goods inventories were $7,000 net of reserves for obsolete and slow-moving items of $3,000.

Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value and required reserve levels.

7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015 and 2014, consists of:

($ in thousands)	2015	2014

Equipment	$887	$818
Leasehold improvements	11	5
Furniture	101	103
	999	926
Less accumulated depreciation	(837)	(715)
	$162	$211

Total depreciation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $137,000, $152,000 and $97,000, respectively.

8.  ACCRUED EXPENSES

Principal components of accrued expenses consist of:

($ in thousands)	December 31, 2015	December 31, 2014

Compensated absences	$260	$290
Wages, payroll taxes and sales commissions	11	4
Customer deposits	69	68
Liquidated damages	200	200
Royalties	147	147
Pension and employee benefit plans	6	35
Income and sales taxes	131	171
Dividends	261	21
Interest	—	17
Other	64	60
	$1,149	$1,013

9.  LINES OF CREDIT

Outstanding lines of credit consist of the following:

($ in thousands)	December 31, 2015	December 31, 2014
Lines of Credit to a related party
8% convertible lines of credit. Face value of advances under lines of credit $0 at December 31, 2015 and $1,550 at December 31, 2014. Discount on advances under lines of credit is $0 at December 31, 2015 and $239 at December 31, 2014. Maturity date is March 27, 2017.	$—	$1,311

Total lines of credit to related parties	—	1,311
Less current portion	(—)	(—)
Long-term lines of credit to related parties	$—	$1,311

Lines of Credit

For a more detailed discussion of the Company’s Lines of Credit, see Note 5 Related Parties.

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

During the year ended December 31, 2014, all remaining warrants qualifying for derivative liability treatment were exercised for cash proceeds of approximately $20,000 resulting in the issuance of 40,000 shares of the Company’s Common Stock with an aggregate fair value of approximately $57,000.  As of December 31, 2015, the Company had no outstanding warrants to purchase shares of the Company’s Common Stock that qualified for derivative liability treatment.

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

ASC 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The amount accrued for uncertain tax positions was zero at December 31, 2015, 2014 and 2013, respectively.

The Company’s uncertain position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax position could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2015 and 2014 was $11,000 and $11,000.

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

The significant components of the income tax provision are as follows:

($ in thousands)	Year Ended December 31,
Current	2015	2014	2013
Federal	$—	$—	$—
State	—	—	—
Foreign	22	25	8

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$22	$25	$8

The principal components of the Company’s deferred tax assets at December 31, 2015, 2014 and 2013 are as follows:

($ in thousands)	2015	2014	2013

Net operating loss carryforwards	$15,948	$14,200	$12,703
Intangible and fixed assets	220	427	538
Stock based compensation	1,861	1,565	1,319
Reserves and accrued expenses	8	6	6
Other	—	(85)	(121)
	18,037	16,113	14,445
Less valuation allowance	(18,037)	(16,113)	(14,445)

Net deferred tax assets	$—	$—	$—

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2015	2014	2013

Amounts computed at statutory rates	$(2,902)	$(2,699)	$(3,349)
State income tax, net of federal benefit	(262)	(212)	(47)
Expiration of net operating loss carryforwards	695	708	75
Non-deductible interest and change in fair value of derivative liabilities	149	145	1,698
Foreign taxes	413	386	370
Other	5	4	4
Net change in valuation allowance on deferred tax assets	1,924	1,693	1,257

	$22	$25	$8

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

At December 31, 2015, 2014 and 2013, the Company had federal and state net operating loss carryforwards, a portion of which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2020 through 2035. The state net operating loss carryforwards expire at various dates from 2028 through 2035.

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

Tax returns for the years 2011 through 2015 are subject to examination by taxing authorities.

12.  COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with its Chief Executive Officer, its Senior Vice President of Administration and Chief Financial Officer, and its Chief Technical Officer. The Company may terminate the agreements with or without cause. Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination  (as defined in the employment agreements) by the Company or by the executive:

Under the terms of the agreement, the Chief Executive Officer will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of outstanding stock options and restricted stock awards. In the event that the Chief Executive Officer’s employment is terminated within six months prior to or thirteen months following a change of control (as defined in the employment agreements), the Chief Executive Officer is entitled to the severance benefits described above, except that 100% of the Chief Executive Officer’s outstanding stock options and restricted stock awards will immediately vest.

Under the terms of the employment agreements with our Senior Vice President of Administration and Chief Financial Officer, this executive will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of six months; (iii) immediate vesting of 50% of their outstanding stock options and restricted stock awards. In the event that their employment is terminated within six months prior to or thirteen months following a change of control (as defined in the employment agreements), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

Under the terms of the employment agreement with our Chief Technical Officer, this executive will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of six months. In the event that his employment is terminated within six months prior to or thirteen months following a change of control (as defined in the employment agreements), he is entitled to the severance benefits described above, except that 100% of his outstanding stock options and restricted stock awards will immediately vest.

Litigation

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

Leases

The Company’s corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2015:

●	1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2016;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until terminated by either party.

 At December 31, 2015, future minimum lease payments are as follows:

($ in thousands)
2016	$426
2017	386
2018	168
2019	—
2020 and thereafter	—
Total	$980

Rental expense incurred under operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $477,000, $430,000 and $418,000, respectively.

13.  EQUITY

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) outstanding as of December 31, 2015 and 2014. At December 31, 2015 and 2014, the Company had cumulative undeclared dividends of approximately $8,000 ($0.03 per share). There were no conversions of Series B Preferred into Common Stock during the years ended December 31, 2015, 2014 and 2013.

Series E Convertible Redeemable Preferred Stock

On January 29, 2015, the Company filed the Certificate of Designations of the Series E Preferred Stock  with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Preferred. Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Liquidation Preference, divided by $1.90. The Series E Preferred shall be subordinate to and rank junior to the Company's Series B Preferred and all indebtedness of the Company. Each holder of the Series E Preferred is entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis.

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

In February 2015, the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share.

The Company had 12,000 and 0 shares of Series E Preferred outstanding as of December 31, 2015 and December 31, 2014, respectively.  At December 31, 2015 and December 31, 2014, the Company had cumulative undeclared dividends of approximately $240,000 and $0, respectively.  There were no conversions of Series E Preferred into Common Stock during the twelve months ended December 31, 2015. For the twelve month period ended December 31, 2015, the Company issued the holders of Series E Preferred 478,664 shares of Common Stock as payment of dividends due through September 30, 2015 and accrued $240,000 for the period October 1, 2015 through December 31, 2015, to be paid in cash to holders of record as of December 31, 2015.

Common Stock

The following table summarizes outstanding Common Stock activity for the following periods:
Common Stock

Shares outstanding at December 31, 2012	76,639,849
Shares issued pursuant to warrants exercised for cash	6,132,779
Shares issued pursuant to cashless warrants exercised	4,458,493
Conversion of related-party notes payable into Common Stock	18,182
Shares issued as compensation in lieu of cash	264,000
Shares issued pursuant to option exercises	35,310
Shares outstanding at December 31, 2013	87,548,613
Shares issued pursuant to warrants exercised for cash	4,742,632
Shares issued pursuant to cashless warrants exercised	868,565
Conversion of related-party notes payable into Common Stock	154,607
Shares issued as compensation in lieu of cash	94,116
Shares issued pursuant to option exercises	98,617
Shares outstanding at December 31, 2014	93,507,150
Shares issued pursuant to payment of stock dividend on Series E Preferred	478,664
Shares issued pursuant to cashless warrants exercised	45,376
Shares issued pursuant to option exercises	39,705
Shares outstanding at December 31, 2015	94,070,895

Warrants

As of December 31, 2015, warrants to purchase 450,000 shares of Common Stock at prices ranging from $0.50 to $1.10 were outstanding. All warrants are exercisable as of December 31, 2015 and expire at various dates through December 2017, with the exception of an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events.

The following table summarizes warrant activity for the following periods:
	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2012	18,788,485	$0.56
Granted	1,232,632	$1.01
Expired / Canceled	(688,749)	$1.49
Exercised	(12,733,952)	$0.52
Balance at December 31, 2013	6,598,416	$0.63
Granted	302,778	$2.02
Expired / Canceled	(55,000)	$1.10
Exercised	(5,868,416)	$0.58
Balance at December 31, 2014	977,778	$1.22
Granted	—	$0.00
Expired / Canceled	(419,444)	$1.86
Exercised	(108,334)	$1.01
Balance at December 31, 2015	450,000	$0.67

During the year ended December 31, 2015, the Company modified 200,00 warrants previously issued to a consultant by eliminating certain performance condition requirements resulting in such warrants vesting pursuant to the passage of time. The Company determined the modification date fair value of the vested warrants using the Black-Scholes option valuation model and recorded approximately $80,000 in expense for the year ended December 31, 2015. The Company used the following assumptions in the application of the Black-Scholes option valuation modes: an exercise price of $1.72, a term of 0.77 years, a risk free interest rate of 2.58%, a dividend yield of 0% and volatility of 64%. Such expense is recorded in the Company’s consolidated statement of operations as a component of sales and marketing expense.

During the year ended December 31, 2015, there were 108,334 warrants exercised pursuant to cashless transactions and 419,444 warrants expired. The Company issued 45,376 shares of its Common Stock pursuant to cashless warrant exercises. The intrinsic value of warrants outstanding as of December 31, 2015 was $285,000.

The following table summarizes information regarding the warrants outstanding as of December 31, 2015:

Exercise Price	Number Outstanding	Weighted—Average Remaining Life (Years)	Weighted—Average Exercise Price

$0.50	250,000	1.0	$0.50
$0.80	150,000	3.0	$0.80
$1.10	50,000	1.1	$1.10
	450,000	1.7	$0.67

14.  STOCK-BASED COMPENSATION

Stock Options

As of December 31, 2015, the Company had one active stock-based compensation plan: the 1999 Stock Option Plan (the “1999 Plan”).

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

A summary of the activity under the Company’s stock option plans is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2012	3,031,221	$0.82	7.9
Granted	817,500	$1.39	—
Expired/Cancelled	(30,000)	$0.74	—
Exercised	(35,310)	$0.31	—

Balance at December 31, 2013	3,783,411	$0.94	7.4
Granted	435,000	$2.13	—
Expired/Cancelled	(62,498)	$1.96	—
Exercised	(98,617)	$0.68	—

Balance at December 31, 2014	4,057,296	$1.06	6.8
Granted	2,110,000	$1.63	—
Expired/Cancelled	(750,622)	$1.86	—
Exercised	(39,705)	$0.87	—
Balance at December 31, 2015	5,376,969	$1.17	6.9

At December 31, 2015, a total of 5,376,969 options were outstanding of which 3,442,579 were exercisable at a weighted average price of $0.91 per share with a remaining weighted average contractual term of approximately 5.5 years.  The Company expects that, in addition to the 3,442,579 options that were exercisable as of December 31, 2015, another 1,875,979 will ultimately vest resulting in a combined total of 5,318,558.  Those 5,318,558 shares have a weighted average exercise price of $1.17, an aggregate intrinsic value of approximately $1,647,923 and a weighted average remaining contractual life of 6.9 years as of December 31, 2015.

During the year ended December 31, 2015, there were 39,705 options exercised for cash resulting in the issuance of 39,705 shares of the Company’s Common Stock and proceeds of approximately $34,000.  During the year ended December 31, 2014, there were 98,617 options exercised which resulted in proceeds of approximately $67,000 to the Company.

The intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was approximately $35,100 and $170,000, respectively. The intrinsic value of options exercisable at December 31, 2015 and 2014 was approximately $1,575,000 and $4,696,000, respectively.  The aggregate intrinsic value for all options outstanding as of December 31, 2015 and 2014 was approximately $1,652,148 and $5,427,000, respectively.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining Life	Average	Number	Average
	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$0.17–0.24	420,221	3.0	$0.19	420,221	$0.19
$0.54-0.74	735,500	4.6	$0.72	735,500	$0.72
$0.77-1.15	2,346,248	6.6	$0.98	1,974,191	$0.95
$1.45-2.74	1,875,000	9.1	$1.82	312,667	$2.02
Total	5,376,969			3,442,579

During the year ended December 31, 2015, the Company issued an aggregate of 425,000 stock options to purchase shares of the Company’s common stock to certain members of the Company’s management team.  Such options contain certain performance conditions affecting the vesting of these options.  The Company evaluated the options using the guidance in ASC No. 718, Compensation – Stock Compensation, which requires accruals of compensation cost for awards with performance conditions based on the probable outcome of the performance condition.  The Company has not accrued any compensation cost for these options based on its assessment of the achievement of the performance conditions and such options expired on December 31, 2015.

In September 2015, the Company issued an aggregate of 144,000 options to purchase shares of the Company’s stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2016 through December 31, 2016.  Such options will vest at the rate of 12,000 options per month on the last day of each month during the 2016 year.  The options have an exercise price of $1.73 per share and a term of 10 years. The Company will begin recognition of compensation based on the grant-date fair value ratably over the 2016 requisite service period.

In the fourth quarter of 2015, the Company issued 210,000 options to certain employees of the Company.  As of December 31, 2015 such options were subject to approval by the Company's Board of Directors.  In February 2016, the Company's Board of Directors approved the aforementioned option issuance.

Restricted Stock Awards

In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation for services to be rendered through December 2015.  Such shares are forfeitable should the Board members’ services be terminated. For the year ended December 31, 2015, no such shares were forfeited and the Company recorded approximately $216,000 as compensation expense.

Stock-based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$15	$12	$12
General and administrative	618	572	351
Sales and marketing	171	142	132
Research and development	156	130	121

Total	$960	$856	$616

Common Stock Reserved for Future Issuance

The following table summarizes the Common Stock reserved for future issuance as of December 31, 2015:

Common Stock

Convertible preferred stock – Series B and Series E	6,488,134
Convertible lines of credit	1,670,735
Stock options outstanding	5,376,969
Warrants outstanding	450,000
Restricted stock grants	-
Authorized for future grant under stock option plans	1,198,438
15,184,276

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2013, the Company authorized contributions of approximately $107,000 for the 2013 plan year of which $79,000 were paid prior to December 31, 2013.  In 2014, the Company authorized contributions of approximately $118,000 for the 2014 plan year of which $88,000 were paid prior to December 31, 2014.  In 2015, the Company authorized contributions of approximately $119,000 for the 2015 plan year of which $83,000 were paid prior to December 31, 2015.

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

($ in thousands)	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$3,488	$2,821	$2,031
Service cost	—	—	2
Interest cost	70	106	94
Actuarial (gain) loss	(123)	1,003	577
Effect of exchange rate changes	(356)	(442)	117
Effect of curtailment	—	—	—
Benefits paid	(11)	—	—
Benefit obligation at end of year	3,068	3,488	2,821

Change in plan assets:
Fair value of plan assets at beginning of year	1,654	1,790	1,630
Actual return of plan assets	40	47	41
Company contributions	34	43	43
Benefits paid	—	—	—
Effect of exchange rate changes	(171)	(226)	76
Fair value of plan assets at end of year	(1,557)	1,654	1,790
Funded status	(1,511)	(1,834)	(1,031)
Unrecognized actuarial loss (gain)	1,413	1,911	922
Unrecognized prior service (benefit) cost	—	—	—
Additional minimum liability	(1,413)	(1,911)	(922)
Unrecognized transition (asset) liability	—	—	—
Net amount recognized	$(1,511)	$(1,834)	$(1,031)

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	5.0%	6.4%	10.4%
Debt securities	89.3%	87.4%	83.1%
Other	5.7%	6.2%	6.5%
Total	100%	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	$—	$—	$2
Interest cost on projected benefit obligations	70	106	94
Expected return on plan assets	—	—	—
Amortization of prior service costs	—	—	—
Amortization of actuarial loss	—	—	—
Net periodic benefit costs	$70	$106	$96

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	2.4%	2.2%	3.9%
Expected return on plan assets	4.0%	4.0%	4.0%
Rate of pension increases	2.0%	2.0%	2.0%
Rate of compensation increase	N/A	N/A	N/A

The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$3,068	$3,488	$2,821
Accumulated benefit obligation	$3,068	$3,488	$2,821
Fair value of plan assets	$1,557	$1,654	$1,790

As of December 31, 2015, the following benefit payments are expected to be paid as follows (in thousands):

2016	$15
2017	$79
2018	$81
2019	$82
2020	$84
2021 — 2025	$601

The Company made contributions to the plan of approximately $34,000 during year 2015 and approximately $43,000 during 2014 and 2013.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. The Company’s pension assets are classified within Level 1 of the fair value hierarchy, as defined under ASC 820, because they are valued using market prices. The pension assets are primarily comprised of the cash surrender value of insurance contracts. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The measurement date used to determine the benefit information of the plan was January 1, 2016.

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

As of December 31, 2015, 2014 and 2013, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2015	2014	2013

Additional minimum pension liability	$(991)	$(1,323)	$(579)
Foreign currency translation adjustment	(204)	(271)	(251)
Ending balance	$(1,195)	$(1,594)	$(830)

18.  QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial data for 2015, 2014 and 2013 (in thousands, except share and per share data):

	2015 (by quarter)
	1	2	3	4

Revenues	$991	$1,695	$1,181	$902
Cost of Sales	286	798	321	539
Operating expenses	2,641	2,660	2,813	2,921
Loss from Operations	(1,936)	(1,763)	(1,953)	(2,558)
Interest expense (income), net	437	(2)	1	11
Other expense (income), net	(46)	—	(99)	—
Income tax expense (benefit)	3	6	3	10
Net loss	$(2,330)	$(1,767)	$(1,858)	$(2,579)

Net loss per share:
Net loss	$(0.03)	$(0.02)	$(0.02)	$(0.03)
Preferred dividends	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic loss per share to common shareholders	$(0.03)	$(0.02)	$(0.02)	$(0.03)
Basic weighted-average shares outstanding	93,515,640	93,674,349	93,876,339	94,070,895

	2014 (by quarter)
	1	2	3	4

Revenues	$1,063	$937	$919	$1,240
Cost of Sales	251	232	248	261
Operating expenses	2,706	2,667	2,793	2,797
Loss from Operations	(1,894)	(1,962)	(2,122)	(1,818)
Interest expense (income), net	79	105	104	128
Other expense (income), net	(283)	(5)	(1)	(8)
Income tax expense (benefit)	—	12	3	10
Net loss	$(1,690)	$(2,074)	$(2,228)	$(1,948)

Net loss per share:
Net loss	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Preferred dividends	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic loss per share to common shareholders	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Basic weighted-average shares outstanding	88,604,221	91,930,400	93,162,548	93,384,834

	2013 (by quarter)
	1	2	3	4

Revenues	$856	$1,024	$2,496	$928
Cost of Sales	237	296	299	258
Operating expenses	2,316	2,306	2,375	2,504
Loss from Operations	(1,697)	(1,578)	(178)	(1,834)
Interest expense (income), net	1	73	73	74
Change in fair value of derivative liabilities	1,176	3,973	(470)	97
Other expense (income), net	(104)	(4)	(123)	(212)
Income tax expense (benefit)	3	(1)	3	3
Net income (loss)	$(2,773)	$(5,619)	$339	$(1,796)

Net income (loss) per share:
Net income (loss)	$(0.04)	$(0.07)	$0.00	$(0.02)
Preferred dividends	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic income (loss) per share to common shareholders	$(0.04)	$(0.07)	$0.00	$(0.02)
Basic weighted-average shares outstanding	76,846,563	78,581,502	83,750,636	85,594,118

19.    SUBSEQUENT EVENTS

In March 2016, the Company and an existing shareholder and member of our Board of Directors (the “Holder”) entered into a fourth amendment to the Line of Credit (the “Fourth Amendment”) solely to (i) increase available borrowings to $5.0 million; (ii) extend the maturity date to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

Contemporaneous with the execution of the Fourth Amendment, the Company and a second member of the Company’s Board of Directors (the “Second Holder”) entered into a new $500K Line of Credit with available borrowings of up to $500,000, which replaced the original $500K Line of Credit that terminated as a result of the consummation of the Series E Financing.  Similar to the Fourth Amendment, the new $500K Line of Credit with the Second Holder matures on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the $500K Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.  Both the Line of Credit and $500K Line of Credit accrue interest at the rate of 8% per annum.

As of March 15, 2016, no advances were made under the Company’s Lines of Credit.