Form 10-Q
period 2016-03-31
IMAGEWARE SYSTEMS INC
filed 2016-05-10
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock, with $0.01 par value, outstanding on May 10, 2016 was 94,295,812.

 IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,095	$3,352
Accounts receivable, net of allowance for doubtful accounts of $3 at March 31, 2016 and December 31, 2015	376	349
Inventory, net	44	46
Other current assets	115	69
Total Current Assets	1,630	3,816

Property and equipment, net	151	162
Other assets	85	98
Intangible assets, net of accumulated amortization	115	117
Goodwill	3,416	3,416
Total Assets	$5,397	$7,609

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$200	$198
Deferred revenue	947	1,059
Accrued expenses	1,006	1,149
Total Current Liabilities	2,153	2,406

Pension obligation	1,597	1,511
Total Liabilities	3,750	3,917

Shareholders’ Equity:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2016 and December 31, 2015; liquidation preference $620 at March 31, 2016 and $607 at December 31, 2015.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference $12,000 and $12,240 at March 31, 2016 and December 31, 2015, respectively.	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 94,302,516 and 94,077,599 shares issued at March 31, 2016 and December 31, 2015, respectively, and 94,295,812 and 94,070,895 shares outstanding at March 31, 2016 and December 31, 2015, respectively.	942	940
Additional paid-in capital	150,521	149,902
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,249)	(1,195)
Accumulated deficit	(148,505)	(145,893)
Total Shareholders’ Equity	1,647	3,692

Total Liabilities and Shareholders’ Equity	$5,397	$7,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product	$403	$378
Maintenance	640	613
	1,043	991
Cost of revenues:
Product	74	74
Maintenance	205	212
Gross profit	764	705

Operating expenses:
General and administrative	1,006	916
Sales and marketing	673	650
Research and development	1,314	1,033
Depreciation and amortization	35	42
	3,028	2,641
Loss from operations	(2,264)	(1,936)

Interest expense, net	11	437
Other income, net	(1)	(46)
Loss before income taxes	(2,274)	(2,327)
Income tax expense	3	3
Net loss	(2,277)	(2,330)
Preferred dividends	(348)	(204)
Net loss available to common shareholders	$(2,625)	$(2,534)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.03)	$(0.03)
Preferred dividends	(0.00)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.03)
Basic and diluted weighted-average shares outstanding	94,073,367	93,315,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(2,277)	$(2,330)
Other comprehensive income (loss):
Foreign currency translation adjustment	54	(80)
Comprehensive loss	$(2,223)	$(2,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,277)	$(2,330)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	35	42
Amortization of debt issuance costs and beneficial conversion feature	13	426
Warrants issued in lieu of cash paid for services	—	80
Stock-based compensation	286	182
Change in assets and liabilities
Accounts receivable	(27)	(169)
Inventory	2	(89)
Other assets	(47)	(38)
Accounts payable	2	(195)
Deferred revenue	(112)	(133)
Accrued expenses	(143)	23
Pension obligation	86	(27)
Total adjustments	95	102
Net cash used in operating activities	(2,182)	(2,228)

Cash flows from investing activities
Purchase of property and equipment	(21)	(39)
Net cash used in investing activities	(21)	(39)

Cash flows from financing activities
Proceeds from exercised stock options	—	7
Proceeds from issuance of preferred stock, net of issuance costs	—	9,955
Proceeds from line of credit	—	750
Repayment of line of credit borrowings	—	(350)
Net cash provided by financing activities	—	10,362
Effect of exchange rate changes on cash	(54)	80

Net increase (decrease) in cash and cash equivalents	(2,257)	8,175

Cash and cash equivalents at beginning of period	3,352	218

Cash and cash equivalents at end of period	$1,095	$8,393

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature of convertible debt	$—	$146
Conversion of related party notes into Series E Preferred	$—	$1,978
Stock dividend on Series E Preferred	$335	$191

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

Recent Developments

                 On March 9, 2016, the Company and Neal I. Goldman, a director of the Company ("Goldman"), entered into the fourth amendment (the "Fourth Amendment") to the convertible promissory note and line of credit previously issued by the Company to Goldman on March 27, 2013 (the "Goldman LOC"). The Fourth Amendment (i) provides the Company with the ability to borrow up to $5.0 million under the terms of the Goldman LOC; (ii) permits Goldman to convert the outstanding principal, plus any accrued but unpaid interest due under the Goldman LOC (the "Outstanding Balance"), into shares of the Company's common stock, par value $0.001 per share ("Common Stock"), for $1.25 per share; and (iii) extends the maturity date of the Goldman LOC to June 30, 2017.

                 In addition, on March 9, 2016, the Company and Charles Crocker, also a director of the Company ("Crocker"), entered into a new line of credit and promissory note (the "New Crocker LOC"), in the principal amount of $500,000. The New Crocker LOC shall accrue interest at a rate of 8% per annum, and matures on the earlier to occur of June 30, 2017 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. All outstanding amounts due under the terms of the New Crocker LOC shall be convertible into the Company's Common Stock at $1.25 per share.

                As of March 31, 2016, no amounts were outstanding under the terms of either the Goldman LOC or New Crocker LOC (together, the “Lines of Credit”).

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

 Management believes that the Company’s current cash, cash equivalents and available borrowings under our Lines of Credit, as well as potential cost reductions if necessary, will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from March 31, 2016 and that we will have sufficient liquidity to fund our business and meet our contractual obligations during the aforementioned period.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

 The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 15, 2016.

 Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016, or any other future periods.

Significant Accounting Policies

 Principles of Consolidation

 The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

 Operating Cycle

 Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying condensed consolidated balance sheets, although they will be recognized in the consolidated statement of operations in the normal course of contract completion which may take more than one operating cycle.

Use of Estimates

 The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share-based payments, and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Customer Concentration

For the three months ended March 31, 2016, two customers accounted for approximately 37% or $383,000 of our total revenue and had trade receivables at March 31, 2016 of approximately $155,000.  For the three months ended March 31, 2015, two customers accounted for approximately 29% or $288,000 of our total revenue.

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

FASB ASU No. 2016-06. In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

FASB ASU No. 2016-08. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

FASB ASU No. 2016-09. In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

FASB ASU No. 2016-10. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 provides further implementation guidance on identifying performance obligations and also improves the operability and understandability of the licensing implementation guidance. This guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

 The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted loss per share:
Net loss	$(2,277)	$(2,330)
Preferred dividends	(348)	(204)
Net loss available to common shareholders	$(2,625)	$(2,534)

Denominator for basic and dilutive loss per share — weighted-average shares outstanding	94,073,367	93,515,640
Net loss	$(0.03)	$(0.03)
Preferred dividends	(0.00)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.03)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive securities	Three Months Ended March 31,
	2016	2015

Convertible preferred stock	6,362,779	6,362,769
Stock options	5,471,969	4,159,718
Warrants	450,000	686,666
Total potential dilutive securities	12,284,748	11,209,153

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

 Inventories of $44,000 as of March 31, 2016 were comprised of work in process of $36,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $46,000 as of December 31, 2015 were comprised of work in process of $42,000 representing direct labor costs on in-process projects and finished goods of $4,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

 The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $0 as of March 31 2016 and December 31, 2015, respectively, which include accumulated amortization of $347,000 as of March 31, 2016 and December 31, 2015. Amortization expense for the intangible assets was $0 and 4,000 for the three months ended March 31, 2016 and 2015, respectively. All intangible assets were amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent assets were $115,000 and $117,000 as of March 31, 2016 and December 31, 2015, respectively, which include accumulated amortization of $532,000 and $530,000 as of March 31, 2016 and December 31, 2015, respectively.  Amortization expense for patent assets was $2,000 three months ended March 31, 2016 and 2015, respectively. Patent assets are being amortized on a straight-line basis over their weighted-average remaining life of approximately 10.3 years.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2016 (9 months)	$9
2017	12
2018	12
2019	12
2020	12
Thereafter	58
Totals	$115

Goodwill

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of March 31, 2016 and December 31, 2015.

NOTE 5.  LINES OF CREDIT

Outstanding lines of credit consists of the following:

($ in thousands)	March 31, 2016	December 31, 2015
Lines of Credit to related parties
8% convertible lines of credit. Face value of advances under lines of credit $0 at March 31, 2016 and December 31, 2015. Discount on advances under lines of credit is $0 at March 31, 2016 and December 31, 2015. Maturity date is June 30, 2017.	$—	$—

Total lines of credit to related parties	—	—
Less current portion	—	—
Long-term lines of credit to related parties	$—	$—

 In March 2013, the Company entered into the Goldman LOC with available borrowings of up to $2.5 million. In March 2014, borrowings under the Goldman LOC were increased to an aggregate total of $3.5 million (the “Amendment”). Pursuant to the terms and conditions of the Amendment, Goldman had the right to convert up to $2.5 million of the outstanding balance of the Goldman LOC into shares of the Company's Common Stock for $0.95 per share. Any remaining outstanding balance was convertible into shares of the Company's Common Stock for $2.25 per share.

  As consideration for the initial Goldman LOC, the Company issued a warrant to Goldman, exercisable for 1,052,632 shares of the Company’s Common Stock (the "LOC Warrant"). The LOC Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued a second warrant to Goldman, exercisable for 177,778 shares of the Company’s Common Stock (the “Amendment Warrant”). The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

 The Company estimated the fair value of the LOC Warrant using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the LOC Warrant as a deferred financing fee of approximately $580,000 to be amortized over the life of the Goldman LOC. The Company estimated the fair value of the Amendment Warrant using the Black-Scholes option pricing model using the following assumptions: term on one year, a risk free interest rate of 2.58%, a dividend yield of 0% and volatility of 74%. The Company recorded the fair value of the Amendment Warrant as an additional deferred financing fee of approximately $127,000 to be amortized over the life of the Goldman LOC.

   During the three months ended March 31, 2016 and 2015, the Company recorded an aggregate of approximately $13,000 and $41,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

    In April 2014, the Company and Goldman entered into a further amendment to the Goldman LOC to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with available borrowings of up to $500,000 (the “Crocker LOC”) with Crocker, which amount was convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under aggregate lines of credit available to the Company remained unchanged at a total of $3.5 million. In connection with the Second Amendment, Goldman assigned and transferred to Crocker one-half of the Amendment Warrant.

    In December 2014, the Company and Goldman entered into a further amendment to the Goldman LOC to increase the available borrowing to $5.0 million and extended the maturity date of the Goldman LOC to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, Goldman had the right to convert up to $2.5 million of the Outstanding Balance into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining Outstanding Balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5.0 million.

   In February 2015, as a result of the Series E Financing discussed under Note 6, “Equity”, below, the Company issued 1,978 shares of Series E Convertible Redeemable Preferred Stock (“Series E Preferred”) to Goldman to satisfy $1.95 million in principal borrowings under the Goldman LOC plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Goldman LOC was reduced to $3.05 million with the maturity date unchanged and the Crocker LOC was terminated in accordance with its terms.

On March 9, 2016, the Company and Goldman entered into the Fourth Amendment, that (i) provides the Company with the ability to borrow up to $5.0 million under the terms of the Goldman LOC; (ii) permits Goldman to convert the Outstanding Balance into shares of the Company's Common Stock for $1.25 per share; and (iii) extends the maturity date of the Goldman LOC to June 30, 2017.

In addition, on March 9, 2016, the Company and Crocker entered into the New Crocker LOC in the principal amount of $500,000. The New Crocker LOC shall accrue interest at a rate of 8% per annum, and matures on the earlier to occur of June 30, 2017 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. All outstanding amounts due under the terms of the New Crocker LOC shall be convertible into the Company's Common Stock at $1.25 per share.

As of March 31, 2016, no amounts were outstanding under the terms of the Lines of Credit.

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit  will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. As there were no borrowings under the Lines of Credit during the three months ended March 31, 2016, the Company did not record any beneficial conversion feature as debt discount during the three months ended March 31, 2016.

NOTE 6.  EQUITY

 The Company’s Certificate of Incorporation, as amended, authorized the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) redeemable at the option of the Company, outstanding as of March 31, 2016 and December 31, 2015.  At March 31, 2016 and December 31, 2015, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively.  There were no conversions of Series B Preferred into Common Stock during the three months ended March 31, 2016 or 2015.

Series E Convertible Redeemable Preferred Stock

 On January 29, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series E Convertible Redeemable Preferred Stock (“Series E Preferred”) with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Preferred. Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Liquidation Preference, divided by $1.90. Each holder of the Series E Preferred is entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis.

Any time after the six-month period following the issuance date, the Company may redeem all or a portion of the Series E Preferred outstanding upon thirty (30) calendar days prior written notice in cash at a price per share of Series E Preferred equal to 110% of the Liquidation Preference Amount plus all accrued and unpaid dividends.  Also, simultaneous with the occurrence of a Change of Control transaction, the Company, at its option, shall have the right to redeem all or a portion of the outstanding Series E Preferred in cash at a price per share of Series E Preferred equal to 110% of the Liquidation Preference Amount plus all accrued and unpaid dividends.

In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the “Series E Financing”).

The Company had 12,000 shares of Series E Preferred outstanding as of March 31, 2016 and December 31, 2015.  At March 31, 2016 and December 31, 2015, the Company had cumulative undeclared dividends of $0 and $240,000, respectively.  There were no conversions of Series E Preferred into Common Stock during the three months ended March 31, 2016. The Company issued the holders of Series E Preferred 224,917 shares of Common Stock on March 31, 2016 as payment of dividends due on that date.

Common Stock

 The following table summarizes Common Stock activity for the three months ended March 31, 2016:

Common Stock
Shares outstanding at December 31, 2015	94,070,895
Shares issued pursuant to payment of stock dividend on Series E Preferred	224,917

Shares outstanding at March 31, 2016	94,295,812

 During the three months ended March 31, 2016, the Company issued 224,917 shares of Common Stock in payment of the accumulated Series E Preferred dividends due and payable as of March 31, 2016.

Warrants

 The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2015	450,000	$0.67
Granted	—	—
Expired / Canceled	—	—
Exercised	—	—
Balance at March 31, 2016	450,000	$0.67

As of March 31, 2016, warrants to purchase 450,000 shares of Common Stock at prices ranging from $0.50 to $1.10 were outstanding. All warrants are exercisable as of March 31, 2016, and expire at various dates through December 2017, with the exception of an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events. The intrinsic value of warrants outstanding at March 31, 2016 was approximately $371,000.

 Stock-Based Compensation

 As of March 31, 2016, the Company had one active stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Plan Amendment”).  As of July 21, 2014, the Company had received written consents approving the Plan Amendment from over 50% of the Company’s stockholders. As such, the Plan Amendment was approved.

 The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $286,000 and $128,000 for the three months ended March 31, 2016 and 2015, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three months ended March 31, 2016 and 2015 ranged from 74% to 121%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the three months ended March 31, 2016 and 2015 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three months ended March 31, 2016 and 2015 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

 A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2015	5,376,969	$1.17
Granted	115,000	1.16
Expired/Cancelled	(20,000)	1.05
Exercised	—	—
Balance at March 31, 2016	5,471,969	1.17

 The intrinsic value of options exercisable at March 31, 2016 was approximately $2,178,000.  The aggregate intrinsic value for all options outstanding as of March 31, 2016 was approximately $2,344,000. The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2016 was $0.78. At March 31, 2016, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,717,000 which will be recognized over a weighted-average period of 2.3 years.

In September 2015, the Company issued an aggregate of 144,000 options to purchase shares of the Company’s stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2016 through December 31, 2016. Such options will vest at the rate of 12,000 options per month on the last day of each month during the 2016 year. The options have an exercise price of $1.73 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of approximately $44,000 during the three months ended March 31, 2016 based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation to be rendered through December 2015. Such shares are forfeitable should the Board members’ services be terminated. Pursuant to this issuance, the Company recorded approximately $54,000 as compensation expense for the three months ended March 31, 2015.

 Stock-based compensation related to equity options and restricted stock grants has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$5	$3
General and administrative	174	123
Sales and marketing	56	29
Research and development	51	27

Total	$286	$182

NOTE 7.  FAIR VALUE ACCOUNTING

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

	Fair Value at March 31, 2016
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,637	1,637	—	—
Totals	$1,637	1,637	—	—

	Fair Value at December 31, 2015
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,557	$1,557	$—	$—
Totals	$1,557	$1,557	$—	$—

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

NOTE 8.  RELATED PARTY TRANSACTIONS

Related-Party Lines of Credit

The Company has certain Lines of Credit extended by certain members of the Company’s Board of Directors. For a more detailed discussion of the Company’s Lines of Credit, see Note 5 Lines of Credit.

NOTE 9. CONTINGENT LIABILITIES

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

 Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at March 31 2016:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. This lease was renewed in April 2016 for a five-year period ending on March 31, 2021.  Renewal terms were substantially unchanged from the existing lease.

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until terminated by either party.

At March 31, 2016, future minimum lease payments are as follows:

($ in thousands)
2016 (9 months)	$337
2017	$421
2018	$202
2019	$35
2020 and thereafter	$44
$1,039

 Rental expense incurred under operating leases for the three months ended March 31, 2016 and 2015 was approximately $119,000 and $108,000, respectively.

NOTE 10.  SUBSEQUENT EVENTS

In April 2016, the Company renewed its office facilities lease in Ottawa, Province of Ontario, Canada, for a five-year period at a cost of approximately $3,000 per month. Renewal terms were substantially unchanged from the existing lease.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Developments

On March 9, 2016, the Company and Neal I. Goldman, a director of the Company ("Goldman"), entered into the fourth amendment (the "Fourth Amendment") to the convertible promissory note and line of credit previously issued by the Company to Goldman on March 27, 2013 (the "Goldman LOC"). The Fourth Amendment (i) provides the Company with the ability to borrow up to $5.0 million under the terms of the Goldman LOC; (ii) permits Goldman to convert the outstanding principal, plus any accrued but unpaid interest due under the Goldman LOC (the "Outstanding Balance"), into shares of the Company's common stock, par value $0.001 per share ("Common Stock"), for $1.25 per share; and (iii) extends the maturity date of the Goldman LOC to June 30, 2017.

In addition, on March 9, 2016, the Company and Charles Crocker, also a director of the Company ("Crocker"), entered into a new line of credit and promissory note (the "New Crocker LOC"), in the principal amount of $500,000. The New Crocker LOC shall accrue interest at a rate of 8% per annum, and matures on the earlier to occur of June 30, 2017 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. All outstanding amounts due under the terms of the New Crocker LOC shall be convertible into the Company's Common Stock at $1.25 per share.

As of March 31, 2016, no amounts were outstanding under the terms of either the Goldman LOC or New Crocker LOC (together, the “Lines of Credit”).

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

 Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2016 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

 This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

 Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

 Product Revenue

	Three Months Ended March 31,
Net Product Revenue	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$219	$305	$(86)	(28)%
Percentage of total net product revenue	54%	81%
Hardware and consumables	$30	$—	$30	100%
Percentage of total net product revenue	8%	0%
Services	$154	$73	$81	111%
Percentage of total net product revenue	38%	19%
Total net product revenue	$403	$378	$25	7%

Software and royalty revenue decreased 28% or approximately $86,000 during the three months ended March 31, 2016 as compared to the corresponding period in 2015. This decrease is attributable to lower identification project related revenues of approximately $74,000, lower sales of boxed identity management software sold through our distribution channel of approximately $22,000 offset by higher sales of law enforcement project related revenues of approximately $8,000 and higher royalty revenues of approximately $2,000.

Revenue from the sale of hardware and consumables increased approximately $30,000 during the three months ended March 31, 2016 as compared to the corresponding period in 2015. This increase resulted from higher sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $81,000 during the three months ended March 31, 2016 as compared to the corresponding period in 2015, due primarily to the completion of the service element in certain identity management project solutions.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended March 31, 2016, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the second-half of 2016, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Three Months Ended March 31,
Maintenance Revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$640	$613	$27	4%

Maintenance revenue was approximately $640,000 for the three months ended March 31, 2016, as compared to approximately $613,000 for the corresponding period in 2015.  Identity management maintenance revenue generated from identification software solutions was approximately $289,000 for the three months ended March 31, 2016 as compared to approximately $241,000 during the comparable period in 2015.  Law enforcement maintenance revenue was approximately $351,000 for the three months ended March 31, 2016 as compared to approximately $372,000 during the comparable period in 2015. The increase of $48,000 in identification software solutions reflects the completion of certain projects and an increase to our installed base.  The decrease of approximately $21,000 related to law enforcement solutions results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Three Months Ended March 31,
Cost of Product Revenue:	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$21	$21	$—	—%
Percentage of software and royalty product revenue	10%	7%
Hardware and consumables	$12	$—	$12	100%
Percentage of hardware and consumables product revenue	40%	—%
Services	$41	$53	$(12)	(23)%
Percentage of services product revenue	27%	73%
Total product cost of revenue	$74	$74	$—	—%
Percentage of total product revenue	18%	20%

 The cost of software and royalty product revenue was approximately $21,000 for the three months ended March 31, 2016 and 2015 despite higher software and royalty product revenue during the three months ended March 31, 2015 of approximately $81,000. The aforementioned increase contained significant levels of software licenses with no third-party software content resulting in uncharacteristically low cost of software and royalty product revenues for this component. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The increase in the cost of product revenue for our hardware and consumable sales of approximately $12,000 for the three months ended March 31, 2016 as compared to the corresponding period in 2015 reflects higher hardware and consumables product revenues of approximately $30,000 as opposed to no such revenues during the corresponding period of 2015.

 The cost of services revenue decreased approximately $12,000 during the three months ended March 31, 2016 as compared to the corresponding period in 2015 despite higher services revenues of approximately $81,000 in the 2016 period. This decrease reflects higher professional cost of service revenues for the three months ended March 31, 2015 due to higher utilizations of more costly engineering resources in 2015 as compared to the corresponding period in 2016. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

 Cost of Maintenance Revenue

	Three Months Ended March 31,
Maintenance cost of revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$205	$212	$(7)	(3)%
Percentage of total maintenance revenue	32%	35%

 Cost of maintenance revenue decreased 3% or approximately $7,000 during the three months ended March 31, 2016 as compared to the corresponding period in 2015. This decrease results from lower departmental expenses for the three months ended March 31, 2016 as compared to the corresponding period in 2015.

 Product Gross Profit

	Three Months Ended March 31,
Product gross profit	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$198	$284	$(86)	(30)%
Percentage of software and royalty product revenue	90%	93%
Hardware and consumables	$18	$—	$18	100%
Percentage of hardware and consumables product revenue	60%	—%
Services	$113	$20	$93	465%
Percentage of services product revenue	73%	27%
Total product gross profit	$329	$304	$25	8%
Percentage of total product revenue	82%	80%

 Software and royalty gross profit decreased 30% or approximately $86,000 for the three months ended March 31, 2016 from the corresponding period in 2015 due primarily to lower software and royalty revenues of approximately $86,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

Services gross profit increased approximately $93,000 for the three months ended March 31, 2016 as compared to the corresponding period in 2015 due primarily to higher service revenues of approximately $81,000 combined with lower cost of service revenues of approximately $12,000 for the three months ended March 31, 2016 as compared to the corresponding period in 2015.

 Maintenance Gross Profit

	Three Months Ended March 31,
Maintenance gross profit	2016	2015	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$435	$402	$33	8%
Percentage of total maintenance revenue	68%	66%

 Gross profit related to maintenance revenue increased 8% or approximately $33,000 for the three months ended March 31, 2016 as compared to the same period ended March 31, 2015. This increase is due to higher maintenance revenues of approximately $27,000 combined with lower cost of maintenance revenues of approximately $6,000.

 Operating Expense

	Three Months Ended March 31,
Operating expense	2016	2015	$ Change	% Change
(dollars in thousands)

General and administrative	$1,006	$916	$90	10%
Percentage of total net revenue	96%	92%
Sales and marketing	$673	$650	$23	4%
Percentage of total net revenue	65%	66%
Research and development	$1,314	$1,033	$281	27%
Percentage of total net revenue	126%	104%
Depreciation and amortization	$35	$42	$(7)	(17)%
Percentage of total net revenue	3%	4%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $90,000 during the three months ended March 31, 2016 as compared to the corresponding period in 2015 is comprised of the following major components:

●
Increase in personnel related expense of approximately $75,000 due to increased salaries from headcount increases of approximately $22,000, higher 401(k) plan employer contributions of approximately $14,000 and higher pension expenses of our foreign sales office of approximately $39,000.

●	Increase in stock-based compensation expense of approximately $61,000.

●
Decreases in professional services of approximately $52,000 which includes Board of Director fees of approximately $10,000, lower contractor fees of approximately $12,000, lower corporate-related expenses of approximately $11,000, lower legal and patent-related expenses of approximately $31,000 offset by higher auditing fees of approximately $6,000 and higher investor relations fees of approximately $6,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $6,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expenses of our sales, marketing, and business development functions. The dollar increase of approximately $23,000 during the three months ended March 31, 2016 as compared to the corresponding period in 2015 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $65,000 due to headcount increases.
●	Decrease in professional services of approximately $74,000 resulting from lower utilization of certain consultants.
●	Increase in contract services, travel and trade show expense and office related expense of approximately $6,000.
●	Increase in stock-based compensation expense of approximately $26,000.

Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $281,000 for the three months ended March 31, 2016 as compared to the corresponding period in 2015 due primarily to the following major components:

●	Increase in personnel related expense of approximately $278,000 due to headcount increases.

●	Decrease in contractor fees and contract services of approximately $23,000.

●	Increase in stock-based compensation of approximately $24,000.

●	Increase in office related expenses and travel of approximately $2,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended March 31, 2016 and 2015, depreciation and amortization expense was approximately $35,000 and $42,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the three months ended March 31, 2016, we recognized interest expense of approximately $13,000 and interest income of approximately $2,000. For the three months ended March 31, 2015, we recognized interest expense of approximately $438,000 and interest income of approximately $1,000. Interest expense for the three months ended March 31, 2016 is comprised of approximately $13,000 of amortization expense of deferred financing fees related to the Goldman LOC. Interest expense for the three months ended March 31, 2015 is comprised of approximately $12,000 of coupon interest on debt outstanding under our line of credit, approximately $41,000 in deferred financing fee amortization related to our Line of Credit and approximately $385,000 related to the recognition of beneficial conversion feature related to our Line of Credit.

 Other Income

For the three months ended March 31, 2016, we recognized other income of approximately $1,000.  For the three months ended March 31, 2015, we recognized other income of approximately $46,000.   Other income for the three months ended March 31, 2016 is comprised of approximately $1,000 related to miscellaneous receipts. Other income for the three months ended March 31, 2015 is comprised of approximately  $45,000 from the settlement of certain patent infringement matters in favor of the Company and $1,000 from miscellaneous receipts.

 LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $1,095,000, accounts receivable, net of $376,000, and available borrowings under the Lines of Credit of $5,500,000.  As of March 31, 2016, we had negative working capital of $523,000. We have a history of recurring losses, and as of March 31, 2016, we have incurred a cumulative net loss of approximately $148,505,000.

 On January 29, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series E Convertible Redeemable Preferred Stock with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Convertible Redeemable Preferred Stock (“Series E Preferred”). Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock, par value $0.01 per share equal to the Liquidation Preference, divided by $1.90.

In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the “Series E Financing”). The Company issued 1,978 of Series E Preferred in consideration for the exchange by the Company’s largest shareholder and a director of certain indebtedness of the Company totaling $1.95 million in principal borrowing plus approximately $28,000 in accrued interest.  As a result of the Series E Financing, the Company’s borrowing capacity under the Goldman LOC was reduced to $3.05 million, and the Crocker LOC was terminated.

The Series E Financing resulted in gross proceeds to the Company of approximately $10,022,000, with net proceeds of approximately $9,955,000 million after deducting offering expenses of approximately $67,000.

On March 9, 2016, the Company and Goldman entered into the Fourth Amendment, that (i) provides the Company with the ability to borrow up to $5.0 million under the terms of the Goldman LOC; (ii) permits Goldman to convert the Outstanding Balance into shares of the Company's Common Stock for $1.25 per share; and (iii) extends the maturity date of the Goldman LOC to June 30, 2017.

                 In addition, on March 9, 2016, the Company and Crocker entered into the New Crocker LOC, in the principal amount of $500,000. The New Crocker LOC shall accrue interest at a rate of 8% per annum, and matures on the earlier to occur of June 30, 2017 or such date that the Company consummates the Qualified Financing. All outstanding amounts due under the terms of the New Crocker LOC shall be convertible into the Company's Common Stock at $1.25 per share.

                As of March 31, 2016, no amounts were outstanding under the terms of the Lines of Credit. As a result, we currently have available borrowing capacity aggregating $5.5 million under the Lines of Credit.

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

                Management believes that the Company’s current cash, cash equivalents and available borrowings under our existing line of credit, as well as cost reductions if necessary, will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months from March 31, 2016 and that we will have sufficient liquidity to fund our business and meet our contractual obligations during the aforementioned period.

 Operating Activities

 We used net cash of $2,182,000 in operating activities for the three months ended March 31, 2016 as compared to net cash used of $2,228,000 during the comparable period in 2015. During the three months ended March 31, 2016, net cash used in operating activities consisted of net loss of $2,277,000 and an increase in working capital and other assets and liabilities of $239,000. Those amounts were offset by $334,000 of non-cash costs including $286,000 in stock based compensation, $13,000 in debt issuance cost amortization, and $35,000 in depreciation and amortization. During the three months ended March 31, 2016, we used cash of $72,000 to fund increases in current assets and used cash of $167,000 through reductions in current liabilities and deferred revenues, excluding debt.

 We used net cash of $2,228,000 in operating activities for the three months ended March 31, 2015. During the three months ended March 31, 2015, net cash used in operating activities consisted of net loss of $2,330,000 and an increase in working capital and other assets and liabilities of $628,000. Those amounts were offset by $730,000 of non-cash costs including $182,000 in stock based compensation, $426,000 in debt issuance cost and beneficial conversion feature amortization, $80,000 in warrant compensation expense and $42,000 in depreciation and amortization. During the three months ended March 31, 2015, we used cash of $296,000 to fund increases in current assets and used cash of $332,000 through reductions in current liabilities and deferred revenues, excluding debt.

 Investing Activities

 Net cash used in investing activities was $21,000 for the three months ended March 31, 2016 as compared to $39,000 used in the three months ended March 31, 2015. For the three months ended March 31, 2016, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $21,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the three months ended March 31, 2015, we used approximately $39,000 to fund capital expenditures of computer equipment, software and furniture and fixtures.

 Financing Activities

 During the three months ended March 31, 2016, the Company did not have any proceeds received or used from financing activities. We generated cash of $10,362,000 from financing activities for the three months ended March 31, 2015. During the three months ended March 31, 2015, we generated cash of $10,022,000 from the Series E Financing offset by $67,000 in offering costs, $7,000 from the exercise of 8,456 Common Stock options and $750,000 from borrowings under the Goldman LOC offset by the repayment of $350,000 under the Goldman LOC.

 Debt

 At March 31, 2016, the Company had no outstanding debt and no related accrued interest.

Contractual Obligations

   Total contractual obligations and commercial commitments as of March 31, 2016 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	1,039	337	658	44	—
Total	$1,039	337	658	44	—

Real Property Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at March 31, 2016:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. This lease was renewed in April 2016 for a five-year period ending on March 31, 2021.  Renewal terms were substantially unchanged from the existing lease.

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018 and

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month, on a month-to-month basis until terminated by either party.

At March 31, 2016, future minimum lease payments are as follows:

($ in thousands)
2016 (9 months)	$337
2017	$421
2018	$202
2019	$35
2020 and thereafter	$44
$1,039

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed on March 15, 2016.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2016, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: May 10, 2016	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 10, 2016	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)