Form 10-Q
period 2016-06-30
IMAGEWARE SYSTEMS INC
filed 2016-08-09
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock, with $0.01 par value, outstanding on August 9, 2016 was 94,546,555.

 IMAGEWARE SYSTEMS, INC.

-i-

 PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$327	$3,352
Accounts receivable, net of allowance for doubtful accounts of $3 at June 30, 2016 and December 31, 2015	274	349
Inventory, net	74	46
Other current assets	185	69
Total Current Assets	860	3,816

Property and equipment, net	141	162
Other assets	31	98
Intangible assets, net of accumulated amortization	112	117
Goodwill	3,416	3,416
Total Assets	$4,560	$7,609

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$198	$198
Deferred revenue	625	1,059
Accrued expense	822	1,149
Lines of credit payable to related parties, net of discount	1,391	—
Total Current Liabilities	3,036	2,406

Pension obligation	1,592	1,511
Total Liabilities	4,628	3,917

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2016 and December 31, 2015; liquidation preference $607 at June 30, 2016 and at December 31, 2015.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation preference $12,000 and $12,240 at June 30, 2016 and December 31, 2015, respectively.	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 94,553,259 and 94,077,599 shares issued at June 30, 2016 and December 31, 2015, respectively, and 94,546,555 and 94,070,895 shares outstanding at June 30, 2016 and December 31, 2015, respectively.	944	940
Additional paid-in capital	151,215	149,902
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,226)	(1,195)
Accumulated deficit	(150,939)	(145,893)
Total Shareholders’ Equity (Deficit)	(68)	3,692

Total Liabilities and Shareholders’ Equity (Deficit)	$4,560	$7,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$356	$1,022	$759	$1,400
Maintenance	640	673	1,280	1,287
	996	1,695	2,039	2,687
Cost of revenue:
Product	56	589	130	663
Maintenance	219	209	424	420
Gross profit	721	897	1,485	1,604

Operating expense:
General and administrative	899	788	1,905	1,704
Sales and marketing	743	717	1,416	1,368
Research and development	1,318	1,114	2,631	2,148
Depreciation and amortization	35	41	70	83
	2,995	2,660	6,022	5,303
Loss from operations	(2,274)	(1,763)	(4,537)	(3,699)

Interest expense (income), net	36	(2)	46	435
Other income, net	(200)	—	(200)	(46)
Loss before income taxes	(2,110)	(1,761)	(4,383)	(4,088)
Income tax expense	4	6	6	8
Net loss	(2,114)	(1,767)	(4,389)	(4,096)
Preferred dividends	(309)	(302)	(657)	(506)
Net loss available to common shareholders	$(2,423)	$(2,069)	$(5,046)	$(4,602)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Preferred dividends	(0.01)	(0.00)	(0.00)	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Basic and diluted weighted-average shares outstanding	94,298,567	93,674,349	94,185,967	93,595,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,114)	$(1,767)	$(4,389)	$(4,096)
Other comprehensive income (loss):
Foreign currency translation adjustment	23	34	(31)	(46)
Comprehensive loss	$(2,091)	$(1,733)	$(4,420)	$(4,142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(4,389)	$(4,096)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	70	83
Amortization of debt issuance costs and beneficial conversion feature	37	426
Reduction in accrued expense from the expiration of statute of limitations	(200)	—
Warrants issued in lieu of cash paid for services	—	80
Stock-based compensation	565	376
Change in assets and liabilities
Accounts receivable	75	(47)
Inventory	(28)	443
Other assets	(73)	9
Accounts payable	—	(326)
Deferred revenue	(434)	(1,177)
Accrued expense	(129)	83
Pension obligation	81	10
Total adjustments	(36)	(40)
Net cash used in operating activities	(4,425)	(4,136)

Cash flows from investing activities
Purchase of property and equipment	(44)	(43)
Net cash used in investing activities	(44)	(43)

Cash flows from financing activities
Proceeds from exercised stock options	—	33
Proceeds from issuance of preferred stock, net of issuance costs	—	9,955
Proceeds from lines of credit	1,500	750
Repayment of line of credit borrowings	—	(350)
Dividends paid	(25)	(25)
Net cash provided by financing activities	1,475	10,363

Effect of exchange rate changes on cash	(31)	46
Net increase (decrease) in cash and cash equivalents	(3,025)	6,230

Cash and cash equivalents at beginning of period	3,352	218

Cash and cash equivalents at end of period	$327	$6,448

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature of convertible debt	$121	$146
Conversion of related party notes into Series E Preferred	$—	$1,978
Stock dividend on Series E Preferred	$631	$480

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

As of June 30, 2016, $1,250,000 was outstanding under the terms of the Goldman LOC and $250,000 was outstanding under the terms of the New Crocker LOC (together, the “Lines of Credit”).  Subsequent to June 30, 2016, we borrowed an additional $500,000 under the Lines of Credit.  As a result, approximately $3,500,000 remains available under the Lines of Credit for additional borrowings.

 Liquidity, Capital Resources

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, including our Lines of Credit. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain income from operations.

Reliance on Lines of Credit

During the three months ended June 30, 2016, we incurred borrowings under our existing Lines of Credit of approximately $1,500,000, due and payable on June 30, 2017, and an additional $500,000 subsequent to June 30, 2016. We anticipate needing to increase our borrowings under the Lines of Credit to continue to fund our working capital needs, thereby increasing the aggregate indebtedness due and payable on or before June 30, 2017.

We currently do not anticipate generating sufficient revenue and profit to repay these borrowings in full when due. Therefore, unless the holders of the notes issued under the Lines of Credit convert any outstanding balance into shares of common stock, we will need to seek an extension of the maturity date of the Lines of Credit on or before June 30, 2017. If remaining available borrowings under our Lines of Credit are insufficient or we are unable to extend the maturity date of the Lines of Credit, we will be required to raise additional capital through debt and/or equity financing to continue operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financing or for an extension of the maturity date of the Lines of Credit.

 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has continuing losses, negative working capital and negative cash flows from operations. Available borrowings under our existing Lines of Credit may be insufficient to provide for our working capital needs for the next twelve months. As a result, we may need to raise additional capital through debt and/or equity financing to execute our business plan. In addition, in the event we are unable to raise additional capital, we may be required to sell certain of the Company’s assets or license the Company’s technologies to others. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will operate at a profit or generate positive cash flows in the future.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016, or any other future periods.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expense, deferred revenue and notes payable to related-parties, the carrying amounts approximate fair value due to their relatively short maturities.

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

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amounts of hardware and software customization using the percentage of completion method based on costs incurred to date, compared to total estimated costs upon completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits.  Revenue recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts”. Amounts billed to customers in excess of revenue recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts”. Revenue from contracts for which the Company cannot reliably estimate total costs, or there are not significant amounts of customization, are recognized upon completion. For contracts that require significant amounts of customization that the Company accounts for under the completed contract method of revenue recognition, the Company defers revenue recognition until customer acceptance is received. For contracts containing either extended or dependent payment terms, revenue recognition is deferred until such time as payment has been received by the Company. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Amounts collected in advance for maintenance services are included in current liabilities under "Deferred revenue".  Sales tax collected from customers is excluded from revenue.

Customer Concentration

For the three months ended June 30, 2016, two customers accounted for approximately 31% or $313,000 of our total revenue and had trade receivables at June 30, 2016 of $0.  For the six months ended June 30, 2016, two customers accounted for approximately 32% or $644,000 of our total revenue and had trade receivables at June 30, 2016 of $53,000.

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

FASB ASU No. 2016-13. In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This guidance is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.

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

 The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted loss per share:
Net loss	$(2,114)	$(1,767)	$(4,389)	$(4,096)
Preferred dividends	(309)	(302)	(657)	(506)

Net loss available to common shareholders	$(2,423)	$(2,069)	$(5,046)	$(4,602)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	94,298,567	93,674,349	94,185,967	93,595,433

Net loss	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Preferred dividends	(0.01)	(0.00)	(0.00)	(0.01)

Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.02)	$(0.05)	$(0.05)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities	For the Three and Six Months Ended June 30,
	2016	2015

Convertible notes payable	1,209,635	—
Convertible preferred stock	6,361,818	6,361,818
Stock options	5,582,136	4,041,635
Warrants	450,000	661,666
Total potential dilutive securities	13,603,589	11,065,119

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

 Inventories of $74,000 as of June 30, 2016 were comprised of work in process of $63,000 representing direct labor costs on in-process projects and finished goods of $11,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $46,000 as of December 31, 2015 were comprised of work in process of $42,000 representing direct labor costs on in-process projects and finished goods of $4,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

 The Company has intangible assets in the form of trademarks, trade names and patents.  The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $0 as of June 30, 2016 and December 31, 2015, respectively, which include accumulated amortization of $347,000 as of June 30, 2016 and December 31, 2015. Amortization expense for the intangible assets was $0 for the three and six months ended June 30, 2016 and $4,000 and $7,000 for the three and six months ended June 30, 2015, respectively. All intangible assets were amortized over their estimated useful lives with no estimated residual values.  Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent assets were $112,000 and $117,000 as of June 30, 2016 and December 31, 2015, respectively, which include accumulated amortization of $547,000 and $542,000 as of June 30, 2016 and December 31, 2015, respectively.  Amortization expense for patent assets was $3,000 and $5,000 for the three and six months ended June 30, 2016 and 2015, respectively. Patent assets are being amortized on a straight-line basis over their weighted-average remaining life of approximately 10 years.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2016 (6 months)	$6
2017	12
2018	12
2019	12
2020	12
Thereafter	58
Totals	$112

Goodwill

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of June 30, 2016 and December 31, 2015.

NOTE 5.  LINES OF CREDIT

Outstanding lines of credit consists of the following:

($ in thousands)	June 30, 2016	December 31, 2015
Lines of Credit to related parties
8% convertible lines of credit. Face value of advances under lines of credit $1,500 at June 30, 2016 and $0 at December 31, 2015. Discount on advances under lines of credit is $109 at June 30, 2016 and $0 at December 31, 2015. Maturity date is June 30, 2017.	$1,391	$—

Total lines of credit to related parties	1,391	—
Less current portion	(1,391)	—
Long-term lines of credit to related parties	$—	$—

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

   During the six months ended June 30, 2016 and 2015, the Company recorded an aggregate of approximately $24,000 and $41,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

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

As of June 30, 2016, $1,500,000 was outstanding under the terms of the Lines of Credit.  Subsequent to June 30, 2016, we borrowed an additional $500,000 under the Lines of Credit.  As a result, approximately $3,500,000 remains available under the Lines of Credit for additional borrowings.

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. As there was $1,500,000 in borrowings under the Lines of Credit during the six months ended June 30, 2016, the Company recorded approximately $121,000 in debt discount attributable to the beneficial conversion feature during the six months ended June 30, 2016. During the three and six months ended June 30, 2016, the Company accreted approximately $12,000 of the note discount as a component of interest expense.

NOTE 6.  EQUITY

 The Company’s Certificate of Incorporation, as amended, authorized the issuance of two classes of stock to be designated “common stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) redeemable at the option of the Company, outstanding as of June 30, 2016 and December 31, 2015.  At June 30, 2016 and December 31, 2015, the Company had cumulative undeclared dividends of approximately $8,000.  There were no conversions of Series B Preferred into Common Stock during the six months ended June 30, 2016 or 2015.

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

The Company had 12,000 shares of Series E Preferred outstanding as of June 30, 2016 and December 31, 2015.  At June 30, 2016 and December 31, 2015, the Company had cumulative undeclared dividends of $0 and $240,000, respectively.  There were no conversions of Series E Preferred into Common Stock during the six months ended June 30, 2016. The Company issued the holders of Series E Preferred 250,743 shares of Common Stock on June 30, 2016 as payment of dividends due on this date. For the six month period ended June 30, 2016, the Company has issued the holders of Series E Preferred 475,660 shares of common Stock as payment of dividends due.

Common Stock

 The following table summarizes Common Stock activity for the six months ended June 30, 2016:

Common Stock
Shares outstanding at December 31, 2015	94,070,895
Shares issued pursuant to payment of stock dividend on Series E Preferred	475,660
Shares outstanding at June 30, 2016	94,546,555

 During the six months ended June 30, 2016, the Company issued 475,660 shares of Common Stock in payment of the accumulated Series E Preferred dividends due and payable as of June 30, 2016.

Warrants

 The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2015	450,000	$0.67
Granted	—	—
Expired / Canceled	—	—
Exercised	—	—
Balance at June 30, 2016	450,000	$0.67

As of June 30, 2016, warrants to purchase 450,000 shares of Common Stock at prices ranging from $0.50 to $1.10 were outstanding. All warrants are exercisable as of June 30, 2016, and expire at various dates through December 2017, with the exception of an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events. The intrinsic value of warrants outstanding at June 30, 2016 was approximately $231,000.

 Stock-Based Compensation

 As of June 30, 2016, the Company had one active stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Plan Amendment”).  As of July 21, 2014, the Company had received written consents approving the Plan Amendment from over 50% of the Company’s stockholders. As such, the Plan Amendment was approved.

 The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $233,000 and $475,000 for the three and six months ended June 30, 2016, respectively. Stock-based compensation expense related to equity options was approximately $141,000 and $269,000 for the three and six months ended June 30, 2015, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the six months ended June 30, 2016 and 2015 ranged from 65% to 121%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the six months ended June 30, 2016 and 2015 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the six months ended June 30, 2016 and 2015 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2015	5,376,969	$1.17
Granted	236,000	1.24
Expired/Cancelled	(30,833)	1.33
Exercised	—	-
Balance at June 30, 2016	5,582,136	1.18

 The intrinsic value of options exercisable at June 30, 2016 was approximately $1,201,000.  The aggregate intrinsic value for all options outstanding as of June 30, 2016 was approximately $1,230,000. The weighted-average grant-date per share fair value of options granted during the six months ended June 30, 2016 was $0.78. At June 30, 2016, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,556,000 which will be recognized over a weighted-average period of 2.1 years.

In September 2015, the Company issued an aggregate of 144,000 options to purchase shares of the Company’s stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2016 through December 31, 2016. Such options will vest at the rate of 12,000 options per month on the last day of each month during the 2016 year. The options have an exercise price of $1.73 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of approximately $44,000 and $90,000 for the three and six months ended June 30, 2016, respectively, based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

In May 2015, the Company issued an aggregate of 16,000 options to purchase shares of the Company’s stock to a new member of the Company’s Board of Directors in return for their service from May, 2016 through December 31, 2016. Such options will vest at the rate of 2,000 options per month on the last day of each month during the 2016 year. The options have an exercise price of $1.29 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of approximately $3,000 during the six months ended June 30, 2016 based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation to be rendered through December 2015. Such shares are forfeitable should the Board members’ services be terminated. Pursuant to this issuance, the Company recorded approximately $54,000 as compensation expense for the six months ended June 30, 2015.

 Stock-based compensation related to equity options and restricted stock grants has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$5	$3	$10	$5
General and administrative	172	130	346	253
Sales and marketing	54	32	109	62
Research and development	49	30	100	56

Total	$280	$195	$565	$376

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

	Fair Value at June 30, 2016
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,590	1,590	—	—
Totals	$1,590	1,590	—	—

	Fair Value at December 31, 2015
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,557	$1,557	$—	$—
Totals	$1,557	$1,557	$—	$—

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

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company has certain Lines of Credit extended by certain members of the Company’s Board of Directors. For a more detailed discussion of the Company’s Lines of Credit, see Note 5 - Lines of Credit.  During the quarter ended June 30, 2016, the Company borrowed $1,250,000 under the terms of the Goldman LOC and $250,000 under the terms of the New Crocker LOC. Subsequent to June 30, 2016, we borrowed an additional $250,000 under the Goldman LOC and $250,000 under the New Crocker LOC.

Each of Messrs. Goldman and Crocker are members of the Board of Directors of the Company.

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

 Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at June 30, 2016:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. This lease was renewed in April 2016 for a five-year period ending on March 31, 2021. Renewal terms were substantially unchanged from the existing lease;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and
●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until terminated by either party.

At June 30, 2016, future minimum lease payments are as follows:

($ in thousands)
2016 (6 months)	$229
2017	$421
2018	$202
2019	$35
2020 and thereafter	$44
$931

 Rental expense incurred under operating leases for the six months ended June 30, 2016 and 2015 was approximately $242,000 and $227,000, respectively.

NOTE 10.  SUBSEQUENT EVENTS

Subsequent to June 30, 2016, we borrowed an additional $250,000 under the terms of the Goldman LOC and $250,000 under the New Crocker LOC.  As a result, the total principal amount due and payable under the Lines of Credit are $2,000,000, and approximately $3,500,000 remains available under the Lines of Credit for additional borrowings.

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

As of June 30, 2016, $1,250,000 was outstanding under the terms of the Goldman LOC and $250,000 was outstanding under the terms of the New Crocker LOC (together, the “Lines of Credit”).  Subsequent to June 30, 2016, we borrowed an additional $500,000 under the Lines of Credit.  As a result, approximately $3,500,000 remain available under the Lines of Credit for additional borrowings.

Critical Accounting Policies and Estimates

 The discussion and analysis of our condensed consolidated financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application.

 Significant estimates include the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value of derivative liabilities, revenue and cost of revenue recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

 Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended June 30, 2016 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

 This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

 Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

 Product Revenue
	Three Months Ended June 30,
Net Product Revenue	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$284	$671	$(387)	(58)%
Percentage of total net product revenue	80%	66%
Hardware and consumables	$23	$20	$3	15%
Percentage of total net product revenue	6%	2%
Services	$49	$331	$(282)	(85)%
Percentage of total net product revenue	14%	32%
Total net product revenue	$356	$1,022	$(666)	(65)%

Software and royalty revenue decreased 58% or approximately $387,000 during the three months ended June 30, 2016 as compared to the corresponding period in 2015. This decrease is attributable to lower identification project related revenue of approximately $361,000, lower sales of boxed identity management software sold through our distribution channel of approximately $18,000, lower sales of law enforcement project related revenue of approximately $12,000, offset by an increase in royalty revenue of approximately $4,000.

Revenue from the sale of hardware and consumables increased approximately $3,000 during the three months ended June 30, 2016 as compared to the corresponding period in 2015. This increase resulted from higher sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $282,000 during the three months ended June 30, 2016 as compared to the corresponding period in 2015, due primarily to the completion of the service element in certain identity management project solutions in the 2015 period.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended June 30, 2016, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the second-half of 2016, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenue.

 Maintenance Revenue
	Three Months Ended June 30,
Maintenance Revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$640	$673	$(33)	(5)%

Maintenance revenue was approximately $640,000 for the three months ended June 30, 2016, as compared to approximately $673,000 for the corresponding period in 2015.  Identity management maintenance revenue generated from identification software solutions was approximately $294,000 for the three months ended June 30, 2016 as compared to approximately $303,000 during the comparable period in 2015.  Law enforcement maintenance revenue was approximately $346,000 for the three months ended June 30, 2016 as compared to approximately $370,000 during the comparable period in 2015. The decrease of $9,000 in identification software solutions for the three months ended June 30, 2016 as compared to the corresponding period of 2015 reflects the 2015 period containing a one-time recognition of approximately $49,000 based on certain revenue recognition criteria.  The decrease of approximately $24,000 related to law enforcement solutions results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue
	Three Months Ended June 30,
Cost of Product Revenue:	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$26	$27	$(1)	(4)%
Percentage of software and royalty product revenue	9%	4%
Hardware and consumables	$22	$15	$7	47%
Percentage of hardware and consumables product revenue	96%	75%
Services	$8	$547	$(539)	(99)%
Percentage of services product revenue	16%	165%
Total product cost of revenue	$56	$589	$(533)	(90)%
Percentage of total product revenue	16%	58%

 The cost of software and royalty product revenue decreased approximately $1,000 for the three months ended June 30, 2016 and 2015 despite lower software and royalty product revenue during the three months ended June 30, 2015 of approximately $387,000 due to the 2015 period containing significant levels of software licenses with no third-party software content resulting in uncharacteristically low cost of software and royalty product revenue for this component. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The increase in the cost of product revenue for our hardware and consumable sales of approximately $7,000 for the three months ended June 30, 2016 as compared to the corresponding period in 2015 reflects higher hardware and consumables product revenue.

 The cost of services revenue decreased approximately $539,000 during the three months ended June 30, 2016 as compared to the corresponding period in 2015 due to lower services revenue of approximately $282,000 in the 2016 period. This decrease reflects higher professional cost of service revenue for the three months ended June 30, 2015 due to more costly engineering resources utilized in the generation of non-recurring revenue from one customer in the 2015 period as compared to the corresponding period in 2016. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

 Cost of Maintenance Revenue
	Three Months Ended June 30,
Maintenance cost of revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$219	$209	$10	5%
Percentage of total maintenance revenue	34%	31%

 Cost of maintenance revenue increased 5% or approximately $10,000 during the three months ended June 30, 2016 as compared to the corresponding period in 2015. This increase results from higher departmental expense for the three months ended June 30, 2016 as compared to the corresponding period in 2015.

 Product Gross Profit
	Three Months Ended June 30,
Product gross profit	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$258	$644	$(386)	(60	) %
Percentage of software and royalty product revenue	91%	96%
Hardware and consumables	$1	$5	$(4)	(80)%
Percentage of hardware and consumables product revenue	4%	25%
Services	$41	$(216)	$257	119%
Percentage of services product revenue	84%	(65)%
Total product gross profit	$300	$433	$(133)	(31	) %
Percentage of total product revenue	84%	42%

 Software and royalty gross profit decreased 60% or approximately $386,000 for the three months ended June 30, 2016 from the corresponding period in 2015 due primarily to lower software and royalty revenue of approximately $387,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

Services gross profit increased approximately $257,000 for the three months ended June 30, 2016 as compared to the corresponding period in 2015 due to lower service revenue of approximately $282,000 combined with lower cost of service revenue of approximately $539,000 for the three months ended June 30, 2016 as compared to the corresponding period in 2015. The decrease in service revenue and uncharacteristically high cost of service revenue in the 2015 period reflect the impact of non-recurring revenue received from one customer combined with significant costs incurred from implementation challenges. The Company’s contract with this one customer in the 2015 period also included software product revenue of approximately $440,000, offset by minimal costs.

 Maintenance Gross Profit
	Three Months Ended June 30,
Maintenance gross profit	2016	2015	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$421	$464	$(43)	(9)%
Percentage of total maintenance revenue	66%	69%

 Gross profit related to maintenance revenue decreased 9% or approximately $43,000 for the three months ended June 30, 2016 as compared to the same period ended June 30, 2015. This decrease is due to lower maintenance revenue of approximately $33,000 combined with higher cost of maintenance revenue of approximately $10,000. This inverse relationship is caused by the three month period ending March 31, 2015 containing approximately $49,000 of maintenance revenue resulting from a one-time recognition combined with the 2016 period containing approximately $10,000 in higher departmental costs.

 Operating Expense
	Three Months Ended June 30,
Operating expense	2016	2015	$ Change	% Change
(dollars in thousands)

General and administrative	$899	$788	$111	14%
Percentage of total net revenue	90%	47%
Sales and marketing	$743	$717	$26	4%
Percentage of total net revenue	75%	42%
Research and development	$1,318	$1,114	$204	18%
Percentage of total net revenue	132%	66%
Depreciation and amortization	$35	$41	$(6)	(15)%
Percentage of total net revenue	4%	2%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $111,000 during the three months ended June 30, 2016 as compared to the corresponding period in 2015 is comprised of the following major components:

●
Increase in personnel related expense of approximately $81,000 due to increased salaries from headcount increases of approximately $84,000, higher 401(k) plan employer contributions of approximately $6,000 offset by lower pension expense of our foreign sales office of approximately $9,000.

●	Increase in stock-based compensation expense of approximately $50,000.

●
Decreases in professional services of approximately $14,000 which includes Board of Director fees of approximately $8,000, lower contractor fees of approximately $28,000, lower legal and patent-related expense of approximately $5,000 offset by higher auditing fees of approximately $14,000, higher investor relations fees of approximately $9,000 and higher corporate expense of approximately $4,000.

●	Decrease in travel, insurances, licenses, dues, rent, and office related costs of approximately $7,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $26,000 during the three months ended June 30, 2016 as compared to the corresponding period in 2015 is primarily comprised of the following major components:

●	Decrease in personnel related expense of approximately $33,000 due to the three month period ending June 30, 2015 containing approximately $100,000 in severance payments.

●	Increase in contractor services of approximately $66,000 resulting from increased utilization of certain sales consultants.

●	Increase in contract services, travel and trade show expense and office related expense of approximately $2,000.

●	Increase in stock-based compensation expense of approximately $21,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $204,000 for the three months ended June 30, 2016 as compared to the corresponding period in 2015 due primarily to the following major components:

●	Increase in personnel related expense of approximately $213,000 due to headcount increases needed for the accelerated development of the Company’s mobile identity management solutions.

●	Decrease in contractor fees and contract services of approximately $9,000.

●	Increase in stock-based compensation of approximately $19,000.

●	Decrease in office related expense and travel of approximately $19,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended June 30, 2016 and 2015, depreciation and amortization expense was approximately $35,000 and $41,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the three months ended June 30, 2016, we recognized interest expense of approximately $36,000 and interest income of approximately $0. For the three months ended June 30, 2015, we recognized interest expense of approximately $0 and interest income of approximately $2,000. Interest expense for the three months ended June 30, 2016 is comprised of approximately $12,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $12,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $12,000 related to the recognition of beneficial conversion feature related to the Lines of Credit.

 Other Income

For the three months ended June 30, 2016, we recognized other income of approximately $200,000.  For the three months ended June 30, 2015, we recognized other income of approximately $0.   Other income for the three months ended June 30, 2016 is comprised of approximately $200,000 from the write off of certain accrued expense due to the expiration of the legal statute of limitations on such liabilities.

 Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

 Product Revenue
	Six Months Ended June 30,
Net Product Revenue	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$502	$974	$(472)	(48)%
Percentage of total net product revenue	66%	70%
Hardware and consumables	$54	$23	$31	135%
Percentage of total net product revenue	7%	1%
Services	$203	$403	$(200)	(50)%
Percentage of total net product revenue	27%	29%
Total net product revenue	$759	$1,400	$(641)	(46)%

Software and royalty revenue decreased 48% or approximately $472,000 during the six months ended June 30, 2016 as compared to the corresponding period in 2015. This decrease is attributable to lower identification project related revenue of approximately $433,000, lower sales of boxed identity management software sold through our distribution channel of approximately $40,000, lower sales of law enforcement project related revenue of approximately $3,000 offset by higher royalty revenue of approximately $4,000.

Revenue from the sale of hardware and consumables increased approximately $31,000 during the six months ended June 30, 2016 as compared to the corresponding period in 2015. This increase resulted from higher sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $200,000 during the six months ended June 30, 2016 as compared to the corresponding period in 2015, due primarily to the completion of the service element in certain identity management project solutions in the 2015 period.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended June 30, 2016, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  We anticipate that we will see positive developments from these efforts in the second-half of 2016, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenue.

 Maintenance Revenue
	Six Months Ended June 30,
Maintenance Revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$1,280	$1,287	$(7)	(1)%

Maintenance revenue was approximately $1,280,000 for the six months ended June 30, 2016, as compared to approximately $1,287,000 for the corresponding period in 2015.  Identity management maintenance revenue generated from identification software solutions was approximately $583,000 for the six months ended June 30, 2016 as compared to approximately $545,000 during the comparable period in 2015.  Law enforcement maintenance revenue was approximately $697,000 for the six months ended June 30, 2016 as compared to approximately $742,000 during the comparable period in 2015. The increase of $38,000 in identification software solutions reflects the completion of certain projects and an increase to our installed base.  The decrease of approximately $45,000 related to law enforcement solutions results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue
	Six Months Ended June 30,
Cost of Product Revenue:	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$51	$48	$3	6%
Percentage of software and royalty product revenue	10%	5%
Hardware and consumables	$29	$15	$14	93%
Percentage of hardware and consumables product revenue	54%	65%
Services	$50	$600	$(550)	92%
Percentage of services product revenue	25%	149%
Total product cost of revenue	$130	$663	$(533)	80%
Percentage of total product revenue	17%	47%

 The cost of software and royalty product revenue increased approximately $3,000 for the six months ended June 30, 2016 and 2015 despite lower software and royalty product revenue during the six months ended June 30, 2015 of approximately $472,000 due to the 2015 period containing significant levels of software licenses with no third-party software content resulting in uncharacteristically low cost of software and royalty product revenue for this component. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The increase in the cost of product revenue for our hardware and consumable sales of approximately $14,000 for the six months ended June 30, 2016 as compared to the corresponding period in 2015 reflects higher hardware and consumables product revenue of approximately $31,000 for the six months ended June 30, 2016 as compared to the corresponding period in 2015.

 The cost of services revenue decreased approximately $550,000 during the six months ended June 30, 2016 as compared to the corresponding period in 2015 due to lower services revenue of approximately $200,000 in the 2016 period. This decrease reflects higher professional cost of service revenue for the six months ended June 30, 2015 due more costly engineering resources utilized in the generation of non-recurring revenue from one customer in the 2015 period as compared to the corresponding period in 2016. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

 Cost of Maintenance Revenue
	Six Months Ended June 30,
Maintenance cost of revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$424	$420	$4	1%
Percentage of total maintenance revenue	33%	33%

 Cost of maintenance revenue increased 1% or approximately $4,000 during the six months ended June 30, 2015 as compared to the corresponding period in 2014. This increase results from higher departmental expense for the six months ended June 30, 2016 as compared to the corresponding period in 2015.

 Product Gross Profit
	Six Months Ended June 30,
Product gross profit	2016	2015		$ Change	% Change
(dollars in thousands)

Software and royalties	$451	$926		$(475)	(51	) %
Percentage of software and royalty product revenue	90%	95%
Hardware and consumables	$25	$8		$17	213%
Percentage of hardware and consumables product revenue	46%	35%
Services	$153	$(197)		$350	178%
Percentage of services product revenue	75%	(49	) %
Total product gross profit	$629	$737		$(108)	(15	) %
Percentage of total product revenue	83%	53%

 Software and royalty gross profit decreased 51% or approximately $475,000 for the six months ended June 30, 2016 from the corresponding period in 2015 due primarily to lower software and royalty revenue of approximately $472,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

Services gross profit increased approximately $350,000 for the six months ended June 30, 2016 as compared to the corresponding period in 2015 due to lower service revenue of approximately $200,000 combined with lower cost of service revenue of approximately $550,000 for the six months ended June 30, 2016 as compared to the corresponding period in 2015. The decrease in service revenue and uncharacteristically high cost of service revenue in the 2015 period reflect the impact of non-recurring revenue received from one customer combined with significant costs incurred from implementation challenges. The Company’s contract with this same customer in the 2015 period also included software product revenue of approximately $440,000, offset by minimal costs

 Maintenance Gross Profit
	Six Months Ended June 30,
Maintenance gross profit	2016	2015	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$856	$867	$(11)	(1)%
Percentage of total maintenance revenue	67%	67%

 Gross profit related to maintenance revenue decreased 1% or approximately $11,000 for the six months ended June 30, 2016 as compared to the same period ended June 30, 2015. This decrease is due to lower maintenance revenue of approximately $7,000 combined with higher cost of maintenance revenue of approximately $4,000.

 Operating Expense
	Six Months Ended June 30,
Operating expense	2016	2015	$ Change	% Change
(dollars in thousands)

General and administrative	$1,905	$1,704	$201	12%
Percentage of total net revenue	93%	63%
Sales and marketing	$1,416	$1,368	$48	4%
Percentage of total net revenue	69%	51%
Research and development	$2,631	$2,148	$483	23%
Percentage of total net revenue	129%	80%
Depreciation and amortization	$70	$83	$(13)	(16)%
Percentage of total net revenue	3%	3%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $201,000 during six months ended June 30, 2016 as compared to the corresponding period in 2015 is comprised of the following major components:

●
Increase in personnel related expense of approximately $157,000 due to increased salaries from headcount increases of approximately $106,000, higher 401(k) plan employer contributions of approximately $20,000 and higher pension expense of our foreign sales office of approximately $31,000.

●	Increase in stock-based compensation expense of approximately $111,000.

●
Decreases in professional services of approximately $66,000 which includes decreases in Board of Director fees of approximately $17,000, lower contractor fees of approximately $40,000, lower corporate-related expense of approximately $8,000, lower legal and patent-related expense of approximately $37,000 offset by higher auditing fees of approximately $20,000 and higher investor relations fees of approximately $16,000.

●	Decrease in travel, insurances, licenses, dues, rent, and office related costs of approximately $1,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $48,000 during the six months ended June 30, 2016 as compared to the corresponding period in 2015 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $31,000 due to headcount increases.
●	Decrease in professional services of approximately $8,000 resulting from lower utilization of certain consultants.
●	Decrease in contract services, travel and trade show expense and office related expense of approximately $22,000.
●	Increase in stock-based compensation expense of approximately $47,000.
            Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $483,000 for the six months ended June 30, 2016 as compared to the corresponding period in 2015 due primarily to the following major components:

●	Increase in personnel related expense of approximately $491,000 due to headcount increases.

●	Decrease in contractor fees and contract services of approximately $31,000.

●	Increase in stock-based compensation of approximately $43,000.

●	Decrease in office related expense and travel of approximately $20,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the six months ended June 30, 2016 and 2015, depreciation and amortization expense was approximately $70,000 and $83,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the six months ended June 30, 2016, we recognized interest expense of approximately $48,000 and interest income of approximately $2,000. For the six months ended June 30, 2015, we recognized interest expense of approximately $438,000 and interest income of approximately $3,000. Interest expense for the six months ended June 30, 2016 is comprised of approximately $24,000 of amortization expense of deferred financing fees related to the Lines of Credit, interest expense of approximately $12,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $12,000 related to the recognition of beneficial conversion feature related to the Lines of Credit.  Interest expense for the six months ended June 30, 2015 is comprised of approximately $12,000 of coupon interest on debt outstanding under our Line of Credit, approximately $41,000 in deferred financing fee amortization related to our Line of Credit and approximately $385,000 related to the recognition of beneficial conversion feature related to our Line of Credit.

 Other Income

For the six months ended June 30, 2016, we recognized other income of approximately $200,000.  For the six months ended June 30, 2015, we recognized other income of approximately $46,000.   Other income for the six months ended June 30, 2016 is comprised of approximately $200,000 related to the write-off of certain accrued liabilities due to the expiration of the legal statute of limitations on such liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, including our Lines of Credit. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain income from operations.

At June 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $327,000, accounts receivable, net of $274,000, and available borrowings under the Lines of Credit of $3,500,000.  As of June 30, 2016, we had negative working capital of $2,176,000. We have a history of recurring losses, and as of June 30, 2016, we have incurred a cumulative net loss of approximately $150,939,000.

Lines of Credit

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

During the three months ended June 30, 2016, we incurred borrowings under our existing Lines of Credit of approximately $1,500,000, due and payable on June 30, 2017, and an additional $500,000 subsequent to June 30, 2016. We anticipate needing to increase our borrowings under the Lines of Credit to continue to fund our working capital needs, thereby increasing the aggregate indebtedness due and payable on or before June 30, 2017.

We currently do not anticipate generating sufficient revenue and profit to repay these borrowings in full when due. Therefore, unless the holders of the notes issued under the Lines of Credit convert any outstanding balance into shares of common stock, we will need to seek an extension of the maturity date of the Lines of Credit on or before June 30, 2017. If remaining available borrowings under our Lines of Credit are insufficient or we are unable to extend the maturity date of the Lines of Credit, we will be required to raise additional capital through debt and/or equity financing to continue operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financing or for an extension of the maturity date of the Lines of Credit.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has continuing losses, negative working capital and negative cash flows from operations. Available borrowings under our existing Lines of Credit may be insufficient to provide for our working capital needs for the next twelve months. As a result, we may need to raise additional capital through debt and/or equity financing to execute our business plan. In addition, in the event we are unable to raise additional capital, we may be required to sell certain of the Company’s assets or license the Company’s technologies to others. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will operate at a profit or generate positive cash flows in the future.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

 Operating Activities

 We used net cash of $4,425,000 in operating activities for the six months ended June 30, 2016 as compared to net cash used of $4,136,000 during the comparable period in 2015. During the six months ended June 30, 2016, net cash used in operating activities consisted of net loss of $4,389,000 and a decrease in working capital and other assets and liabilities of $508,000. Those amounts were offset by $472,000 of non-cash costs including $565,000 in stock based compensation, $37,000 in debt issuance cost amortization and beneficial conversion feature amortization, $70,000 in depreciation and amortization, offset by $200,000 from the write off of accrued expense due to the expiration of the legal statute of limitations on such liabilities. During the six months ended June 30, 2016, we used cash of $26,000 to fund increases in current assets and used cash of $482,000 through reductions in current liabilities and deferred revenue, excluding debt.

 We used net cash of $4,136,000 in operating activities for the six months ended June 30, 2015. During the six months ended June 30, 2015, net cash used in operating activities consisted of net loss of $4,096,000 and a decrease in working capital and other assets and liabilities of $1,005,000. Those amounts were offset by $965,000 of non-cash costs including $376,000 in stock based compensation, $426,000 in debt issuance cost and beneficial conversion feature amortization, $80,000 in warrant compensation expense and $83,000 in depreciation and amortization. During the six months ended June 30, 2015, we generated cash of $405,000 through decreases in current assets and used cash of $1,410,000 through reductions in current liabilities and deferred revenue, excluding debt.

 Investing Activities

 Net cash used in investing activities was $44,000 for the six months ended June 30, 2016 as compared to $43,000 used in the six months ended June 30, 2015. For the six months ended June 30, 2016, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $44,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the six months ended June 30, 2015, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $43,000.

 Financing Activities

 During the six months ended June 30, 2016, the Company received $1,500,000 in borrowings under the Lines of Credit. We used cash of $25,000 for the payment of dividends on our Series B Preferred. We generated cash of $10,363,000 from financing activities for the six months ended June 30, 2015. During the six months ended June 30, 2015, we generated cash of $10,022,000 from the Series E Financing offset by $67,000 in offering costs, $33,000 from the exercise of 38,039 Common Stock options and $750,000 from borrowings under the Line of Credit offset by the repayment of $350,000 under the Line of Credit. During the six months ended June 30, 2015, we also used cash of $25,000 for the payment of dividends on our Series B Preferred.

 Debt

 At June 30, 2016, the Company had $1,512,000 outstanding under the terms of the Lines of Credit, which amount included $12,000 in accrued but unpaid interest. Subsequent to June 30, 2016, we borrowed an additional $500,000 under the Lines of Credit.  As a result, the total principal amount under the Lines of Credit totaled $2,000,000 at July 31, 2016.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2016 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	1,039	337	658	44	—
Notes payable to related parties	1,512	—	1,512	—	—
Total	$2,551	337	2,170	44	—

Real Property Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at June 30, 2016:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. This lease was renewed in April 2016 for a five-year period ending on March 31, 2021. Renewal terms were substantially unchanged from the existing lease;

●	8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and
●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month, on a month-to-month basis until terminated by either party.

At June 30, 2016, future minimum lease payments are as follows:

($ in thousands)
2016 (6 months)	$229
2017	$421
2018	$202
2019	$35
2020 and thereafter	$44
$931

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We have identified the following risk factor in addition to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015:

Available borrowings under our Lines of Credit may be insufficient to provide for our working capital needs for the next twelve months.  In the event such Lines of Credit are insufficient to provide for our working capital requirements, we will need to raise additional capital to continue as a going concern.

During the quarter ended June 30, 2016, we incurred borrowings under the Lines of Credit of approximately $1,500,000, due and payable on June 30, 2017, and an additional $500,000 subsequent to June 30, 2016.  As a result, available borrowings under our Lines of Credit are $3,500,000. We anticipate needing to increase our borrowings under the Line of Credits to continue to fund our working capital needs, thereby increasing the aggregate amount of indebtedness due and payable on or before June 30, 2017.

We currently do not anticipate generating sufficient revenue and profit to repay these borrowings in full when due. Therefore, unless the holders of the notes issued under the Lines of Credit convert any outstanding balance into shares of common stock, we will need to seek an extension of the maturity date of the Lines of Credit on or before June 30, 2017. If we are unable to extend the maturity date of the Lines of Credit, we will be required to raise additional capital through debt and/or equity financing to continue as a going concern.  No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financing or for an extension of the maturity date of the Lines of Credit. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

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

Date: August 9, 2016	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: August 9, 2016	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)