Form 10-Q
period 2016-09-30
IMAGEWARE SYSTEMS INC
filed 2016-11-15
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock, with $0.01 par value, outstanding on November 11th, 2016 was 94,807,303.

IMAGEWARE SYSTEMS, INC.

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,685	$3,352
Accounts receivable, net of allowance for doubtful accounts of $3 at September 30, 2016 and December 31, 2015	199	349
Inventory, net	81	46
Other current assets	237	69
Total Current Assets	2,202	3,816

Property and equipment, net	115	162
Other assets	30	98
Intangible assets, net of accumulated amortization	109	117
Goodwill	3,416	3,416
Total Assets	$5,872	$7,609

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$216	$198
Deferred revenue	1,383	1,059
Accrued expense	818	1,149
Lines of credit payable to related parties, net of discount	2,026	—
Total Current Liabilities	4,443	2,406

Pension obligation	1,615	1,511
Total Liabilities	6,058	3,917

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 outstanding at September 30, 2016 and December 31, 2015; liquidation preference $620 and $607 at September 30, 2016 and December 31, 2015, respectively.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 shares issued and outstanding at September 30, 2016 and December 31, 2015; liquidation preference $12,000 and $12,240 at September 30, 2016 and December 31, 2015, respectively.	—	—
Series F Convertible Redeemable Preferred Stock, $0.01 par value; designated 2,000 shares, 2,000 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015; liquidation preference $2,000 and $0 at September 30, 2016 and December 31, 2015, respectively.	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 94,814,007 and 94,077,599 shares issued at September 30, 2016 and December 31, 2015, respectively, and 94,807,303 and 94,070,895 shares outstanding at September 30, 2016 and December 31, 2015, respectively.	947	940
Additional paid-in capital	153,844	149,902
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,242)	(1,195)
Accumulated deficit	(153,673)	(145,893)
Total Shareholders’ Equity (Deficit)	(186)	3,692

Total Liabilities and Shareholders’ Equity (Deficit)	$5,872	$7,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product	$209	$552	$968	$1,952
Maintenance	639	629	1,919	1,916
	848	1,181	2,887	3,868
Cost of revenue:
Product	32	124	162	786
Maintenance	200	197	624	618
Gross profit	616	860	2,101	2,464

Operating expense:
General and administrative	904	907	2,810	2,611
Sales and marketing	717	663	2,133	2,030
Research and development	1,301	1,203	3,932	3,350
Depreciation and amortization	33	40	103	123
	2,955	2,813	8,978	8,114
Loss from operations	(2,339)	(1,953)	(6,877)	(5,650)

Interest expense, net	89	1	135	436
Other income, net	—	(99)	(200)	(145)
Loss before income taxes	(2,428)	(1,855)	(6,812)	(5,941)
Income tax expense	3	3	10	11
Net loss	(2,431)	(1,858)	(6,822)	(5,952)
Preferred dividends	(317)	(306)	(986)	(812)
Net loss available to common shareholders	$(2,748)	$(2,164)	$(7,808)	$(6,764)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.03)	$(0.02)	$(0.07)	$(0.06)
Preferred dividends	(0.00)	(0.00)	(0.01)	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.02)	$(0.08)	$(0.07)
Basic and diluted weighted-average shares outstanding	94,550,721	93,876,339	94,309,309	93,690,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,431)	$(1,858)	$(6,822)	$(5,952)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	—	(46)	46
Comprehensive loss	$(2,447)	$(1,858)	$(6,868)	$(5,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(6,822)	$(5,952)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	103	123
Amortization of debt issuance costs and beneficial conversion feature	85	426
Reduction in accrued expense from the expiration of statute of limitations	(200)	—
Warrants issued in lieu of cash paid for services	—	80
Stock-based compensation	859	665
Change in assets and liabilities
Accounts receivable	150	(777)
Inventory	(35)	539
Other assets	(134)	(53)
Accounts payable	18	(128)
Deferred revenue	324	(502)
Accrued expense	(131)	(76)
Pension obligation	104	33
Total adjustments	1,143	330
Net cash used in operating activities	(5,679)	(5,622)

Cash flows from investing activities
Purchase of property and equipment	(47)	(73)
Net cash used in investing activities	(47)	(73)

Cash flows from financing activities
Proceeds from exercised stock options	1	34
Proceeds from issuance of preferred stock, net of issuance costs	1,979	9,955
Proceeds from lines of credit, net of repayments	2,150	400
Dividends paid	(25)	(25)
Net cash provided by financing activities	4,105	10,364

Effect of exchange rate changes on cash	(46)	46
Net increase (decrease) in cash and cash equivalents	(1,667)	4,715

Cash and cash equivalents at beginning of period	3,352	218

Cash and cash equivalents at end of period	$1,685	$4,933

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature of convertible debt	$176	$146
Conversion of related party notes into Series E Preferred	$—	$1,978
Stock dividend on Series E Preferred	$923	$774
Stock dividend on Series F Preferred	$12	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

 ImageWare Systems, Inc. (the “Company”) is incorporated in the state of Delaware. The Company is a pioneer and leader in the market for biometrically enabled software-based identity management solutions. The Company develops mobile and cloud-based identity management solutions providing biometric, secure credential and law enforcement technologies. Our patented biometric product line includes our flagship product, the Biometric Engine®, a hardware and algorithm independent multi-biometric engine that enables the enrollment and management of unlimited population sizes.  Our identification products are used to create, issue and manage secure credentials, including national IDs, passports, driver's licenses, smart cards and access control credentials. Our digital booking products provide law enforcement with integrated mug shots, fingerprint live scans, and investigative capabilities.  The Company is headquartered in San Diego, California, with offices in Portland, Oregon, Mexico, and Ottawa, Ontario.

Recent Developments

Creation of Series F Convertible Redeemable Preferred Stock and Series F Financing

On September 2, 2016, the Company filed the Certificate of Designations, Preferences, and Rights of the Series F Convertible Preferred Stock (“Certificate of Designations”) with the Delaware Division of Corporations, designating 2,000 shares of its preferred stock as Series F Convertible Redeemable Preferred Stock (“Series F Preferred”). Shares of Series F Preferred rank junior to the Company’s Series B Convertible Redeemable Preferred Stock, Series E Convertible Redeemable Preferred Stock and existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of the Company’s common stock, $0.01 par value ("Common Stock"). Each share of Series F Preferred has a liquidation preference of $1,000 per share (“Liquidation Preference”), and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Liquidation Preference, divided by $1.50 (the “Series F Conversion Shares”).

On September 7, 2016, the Company and Cap 1 LLC, a family client of Summer Road LLC (the “Investor”), entered into a Securities Purchase Agreement (the “Purchase Agreement”), wherein the Investor agreed to purchase 2,000 shares of Series F Preferred for $1,000 per share (the “Series F Financing”), resulting in gross proceeds to the Company of $2,000,000 net of issuance costs of approximately $21,000.

Key Product Introduction

On November 14, 2016, the Company introduced GoVerifyID® Enterprise Suite, a multi-modal, multi-factor biometric authentication solution for the enterprise market. An algorithm-agnostic solution, GoVerify ID Enterprise Suite is an end-to-end biometric platform that seamlessly integrates with an enterprise’s existing Microsoft infrastructure, offering businesses a turnkey biometric solution for quick deployment.  The Company feels that this product has the potential to dramatically accelerate adoption of its biometric solution due to the worldwide prevalence of enterprise use of the Microsoft infrastructure.

Working across the entire enterprise ecosystem, GoVerifyID Enterprise Suite offers a consistent user experience and centralized administration with the highest level of security, flexibility, and usability. Specific benefits include:

●
Mobile-workforce friendly—With GoVerifyID Enterprise Suite user authentication logins are possible for a tablet or laptop even when disconnected from the corporate network. Additionally, GoVerifyID Enterprise offers a consistent user authentication experience across all login environments.

●
Hybrid cloud—GoVerifyID Enterprise Suite is linked from the cloud to an enterprise’s Microsoft infrastructure and is backward compatible with Windows 7, 8 and 10. Additionally, because the solution is SaaS-based it can easily scale to process hundreds of millions of transactions and store just as many biometrics.

●
Seamless integration—GoVerifyID Enterprise Suite is a snap-in to the Microsoft Management console and can be centrally managed at the server. Additionally, the solution allows for seamless movement as it integrates with Active Directory using an organization’s existing Microsoft security infrastructure.

 Liquidity, Capital Resources and Going Concern

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, including our Lines of Credit (defined below). Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain income from operations.

Reliance on Lines of Credit

On March 9, 2016, the Company and Neal Goldman, a director of the Company (“Goldman”), entered into the fourth amendment (the "Fourth Amendment") to the convertible promissory note and line of credit previously issued by the Company to Goldman on March 27, 2013 (the "Goldman LOC"). The Fourth Amendment (i) provides the Company with the ability to borrow up to $5.0 million under the terms of the Goldman LOC; (ii) permits Goldman to convert the outstanding principal, plus any accrued but unpaid interest due under the Goldman LOC (the "Outstanding Balance"), into shares of the Company's Common Stock for $1.25 per share; and (iii) extends the maturity date of the Goldman LOC to June 30, 2017.

In addition, on March 9, 2016, the Company and Charles Crocker, also a director of the Company (“Crocker”), entered into a new line of credit and promissory note (the "New Crocker LOC"), in the principal amount of $500,000. The New Crocker LOC accrues interest at a rate of 8% per annum, and matures on the earlier to occur of June 30, 2017 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. All outstanding amounts due under the terms of the New Crocker LOC are convertible into shares of the Company's Common Stock at $1.25 per share.

As of September 30, 2016, $1,650,000 was outstanding under the terms of the Goldman LOC and $500,000 was outstanding under the terms of the New Crocker LOC (together, the “Lines of Credit”).  We anticipate needing to increase our borrowings under the Lines of Credit to continue to fund our working capital needs, thereby increasing the aggregate indebtedness due and payable on or before June 30, 2017.

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

 Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016, or any other future periods.

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

Customer Concentration

For the three months ended September 30, 2016, one customer accounted for approximately 22% or $185,000 of our total revenue and had trade receivables at September 30, 2016 of $0. For the nine months ended September 30, 2016, two customers accounted for approximately 31% or $903,000 of our total revenue and had trade receivables at September 30, 2016 of $53,000.
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

FASB ASU No. 2016-15. In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. This guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2015	2016
Numerator for basic and diluted loss per share:
Net loss	$(2,431)	$(1,858)	$(6,822)	$(5,952)
Preferred dividends	(317)	(306)	(986)	(812)

Net loss available to common shareholders	$(2,748)	$(2,164)	$(7,808)	$(6,764)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	94,550,721	93,867,339	94,309,309	93,690,097

Net loss	$(0.03)	$(0.02)	$(0.07)	$(0.06)
Preferred dividends	(0.00)	(0.00)	(0.01)	(0.01)

Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.02)	$(0.08)	$(0.07)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities	For the Three and Nine Months Ended September 30,
	2016	2015
Convertible notes payable	1,759,888	—
Convertible preferred stock	7,696,123	6,362,790
Stock options	6,529,510	5,361,969
Warrants	425,000	466,666
Total potential dilutive securities	16,410,521	12,191,425

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

 Inventories of $81,000 as of September 30, 2016 were comprised of work in process of $64,000 representing direct labor costs on in-process projects and finished goods of $17,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $46,000 as of December 31, 2015 were comprised of work in process of $42,000 representing direct labor costs on in-process projects and finished goods of $4,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The Company has intangible assets in the form of trademarks, trade names and patents. The carrying amounts of the Company’s acquired trademark and trade name intangible assets were $0 as of September 30, 2016 and December 31, 2015, respectively, which include accumulated amortization of $347,000 as of September 30, 2016 and December 31, 2015. Amortization expense for the intangible assets was $0 for the three and nine months ended September 30, 2016 and $3,000 and $9,000 for three and nine months ended September 30, 2015, respectively. All intangible assets were amortized over their estimated useful lives with no estimated residual values. Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent assets were $109,000 and $117,000 as of September 30, 2016 and December 31, 2015, respectively, which include accumulated amortization of $550,000 and $542,000 as of September 30, 2016 and December 31, 2015, respectively. Amortization expense for patent assets was $3,000 and $8,000 for the three and nine months ended September 30, 2016 and 2015, respectively. Patent assets are being amortized on a straight-line basis over their weighted-average remaining life of approximately 9.75 years.

 The estimated acquired intangible amortization expense for the next five fiscal years is as follows:
Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2016 (3 months)	$3
2017	12
2018	12
2019	12
2020	12
Thereafter	58
Totals	$109

Goodwill

 The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of September 30, 2016 and December 31, 2015.

NOTE 5.  LINES OF CREDIT WITH RELATED PARTIES

Outstanding lines of credit consist of the following:

($ in thousands)	September 30, 2016	December 31, 2015
Lines of Credit
8% convertible lines of credit. Face value of advances under lines of credit $2,150 at September 30, 2016 and $0 at December 31, 2015. Discount on advances under lines of credit is $124 at September 30, 2016 and $0 at December 31, 2015. Maturity date is June 30, 2017.	$2,026	$—

Total lines of credit to related parties	2,026	—
Less current portion	(2,026)	—
Long-term lines of credit to related parties	$—	$—

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

  During the three and nine months ended September 30, 2016, the Company recorded approximately $9,000 and 33,000, respectively. During the three and nine months ended September 30, 2015, the Company recorded approximately $0 and $41,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

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

    As of September 30, 2016, $2,150,000 was outstanding under the terms of the Lines of Credit and approximately $3,350,000 remains available under the Lines of Credit for additional borrowings.

    The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. As there was $2,150,000 in borrowings under the Lines of Credit during the nine months ended September 30, 2016, the Company recorded approximately $176,000 in debt discount attributable to the beneficial conversion feature during the nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, the Company accreted approximately $39,000 and $52,000, respectively, of debt discount as a component of interest expense.

NOTE 6.  EQUITY

 The Company’s Certificate of Incorporation, as amended, authorized the issuance of two classes of stock to be designated “Common Stock” and “preferred stock”. The preferred stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

 The Company had 239,400 shares of Series B Convertible Redeemable Preferred (“Series B Preferred”) redeemable at the option of the Company, outstanding as of September 30, 2016 and December 31, 2015.  At September 30, 2016 and December 31, 2015, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively.  There were no conversions of Series B Preferred into Common Stock during the nine months ended September 30, 2016 or 2015.

Series E Convertible Redeemable Preferred Stock

 On January 29, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series E Convertible Redeemable Preferred Stock (“Series E Preferred”) with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Preferred. Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share (“Series E Liquidation Preference”) and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Series E Liquidation Preference, divided by $1.90. Each holder of the Series E Preferred is entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis.

Any time after the six-month period following the issuance date, in the event the arithmetic average of the closing sales price of the Company’s Common Stock is or was at least $2.85 for twenty (20) consecutive trading days, the Company may redeem all or a portion of the Series E Preferred outstanding upon thirty (30) calendar days prior written notice in cash at a price per share of Series E Preferred equal to 110% of the Series E Liquidation Preference, plus all accrued and unpaid dividends.  Also, simultaneous with the occurrence of a Change of Control transaction (as defined in the Certificate of Designations), the Company, at its option, shall have the right to redeem all or a portion of the outstanding Series E Preferred in cash at a price per share of Series E Preferred equal to 110% of the Liquidation Preference Amount plus all accrued and unpaid dividends.

In February 2015 the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share (the “Series E Financing”).

The Company had 12,000 shares of Series E Preferred outstanding as of September 30, 2016 and December 31, 2015.  At September 30, 2016 and December 31, 2015, the Company had cumulative undeclared dividends of $0 and $240,000, respectively.  There were no conversions of Series E Preferred into Common Stock during the nine months ended September 30, 2016. The Company issued the holders of Series E Preferred 245,583 shares of Common Stock on September 30, 2016 as payment of dividends due on this date. For the nine month period ended September 30, 2016, the Company has issued the holders of Series E Preferred 721,243 shares of Common Stock as payment of dividends due.

Series F Convertible Redeemable Preferred Stock

In September 2016, we filed the Certificate of Designations, Preferences, and Rights of the Series F Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Division of Corporations, designating 2,000 shares of our preferred stock as Series F Convertible Redeemable Preferred Stock (“Series F Preferred”). Shares of Series F Preferred rank junior to shares of Series B Preferred and Series E Preferred, as well as our existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of Common Stock.

Each share of Series F Preferred has a liquidation preference of $1,000 per share (“Liquidation Preference”), and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Series F Liquidation Preference, divided by $1.50 (the “Series F Conversion Shares”).

Any time after the six-month period following the issuance date, in the event the arithmetic average of the closing sales price of the Company’s Common Stock is or was at least $2.50 for twenty (20) consecutive trading days, the Company may redeem all or a portion of the Series F Preferred outstanding upon thirty (30) calendar days prior written notice in cash at a price per share of Series F Preferred equal to 110% of the Series F Liquidation Preference, plus all accrued and unpaid dividends.  Also, simultaneous with the occurrence of a Change of Control transaction (as defined in the Certificate of Designations), the Company, at its option, shall have the right to redeem all or a portion of the outstanding Series F Preferred in cash at a price per share of Series F Preferred equal to 110% of the Liquidation Preference Amount plus all accrued and unpaid dividends.

In September 2016, the Company offered and sold 2,000 shares of Series F Preferred for $1,000 per share (the “Series F Financing”), resulting in gross proceeds to the Company of $2,000,000 net of issuance costs of approximately $21,000.

The Company had 2,000 shares of Series F Preferred outstanding as of September 30, 2016 and no shares outstanding at December 31, 2015.  At September 30, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series F Preferred into Common Stock during the nine months ended September 30, 2016. The Company issued the holders of Series F Preferred 10,136 shares of Common Stock on September 30, 2016 as payment of dividends due on this date.

Common Stock

 The following table summarizes Common Stock activity for the nine months ended September 30, 2016:

Common Stock
Shares outstanding at December 31, 2015	94,070,895
Shares issued as payment of stock dividend on Series E Preferred	721,243
Shares issued as payment of stock dividend on Series F Preferred	10,136
Shares issued pursuant to cashless warrant exercises	2,403
Share issued pursuant to option exercises for cash	2,626
Shares outstanding at September 30, 2016	94,807,303

 During the nine months ended September 30, 2016, the Company issued 721,243 and 10,136 shares of Common Stock as payment of the accumulated Series E Preferred and Series F Preferred dividends, respectively. During the nine months ended September 30, 2016, the Company issued 2,403 shares of Common Stock pursuant to the cashless exercise of 25,000 warrants and issued 2,626 shares of Common Stock pursuant to the exercise of 2,626 options for cash proceeds of approximately $1,000.

Warrants

 The following table summarizes warrant activity for the following periods:
	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2015	450,000	$0.67
Granted	—	—
Expired / Canceled	—	—
Exercised	(25,000)	1.10
Balance at September 30, 2016	425,000	$0.67

  As of September 30, 2016, warrants to purchase 425,000 shares of Common Stock at prices ranging from $0.50 to $1.10 were outstanding. All warrants are exercisable as of September 30, 2016, and expire at various dates through December 2017, with the exception of an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events. During the nine months ended September 30, 2016, there were 25,000 warrants exercised on a cashless basis resulting in the issuance of 2,403 shares the Company’s Common Stock. The intrinsic value of warrants outstanding at September 30, 2016 was approximately $233,000.

 Stock-Based Compensation

 As of September 30, 2016, the Company had one active stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Plan Amendment”).  As of July 21, 2014, the Company had received written consents approving the Plan Amendment from over 50% of the Company’s stockholders. As such, the Plan Amendment was approved.

 The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $243,000 and $718,000 for the three and nine months ended September 30, 2016, respectively. Stock-based compensation expense related to equity options was approximately $234,000 and $503,000 for the three and nine months ended September 30, 2015, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2016 and 2015 ranged from 65% to 118%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the nine months ended September 30, 2016 and 2015 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2016 and 2015 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2015	5,376,969	$1.17
Granted	1,264,000	$1.34
Expired/Cancelled	(121,500)	$1.29
Exercised	(2,626)	$0.38
Balance at September 30, 2016	6,516,843	$1.20

 The intrinsic value of options exercisable at September 30, 2016 was approximately $1,230,000.  The aggregate intrinsic value for all options outstanding as of September 30, 2016 was approximately $1,258,000. The weighted-average grant-date per share fair value of options granted during the nine months ended September 30, 2016 was $0.82. At September 30, 2016, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $2,108,000 which will be recognized over a weighted-average period of 2.0 years.

In September 2015, the Company issued an aggregate of 144,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2016 through December 31, 2016. Such options will vest at the rate of 12,000 options per month on the last day of each month during the 2016 year. The options have an exercise price of $1.73 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of approximately $44,000 and $133,000 for the three and nine months ended September 30, 2016, respectively, based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

In May 2015, the Company issued an aggregate of 16,000 options to purchase shares of the Company’s Common Stock to a new member of the Company’s Board of Directors in return for their service from May, 2016 through December 31, 2016. Such options will vest at the rate of 2,000 options per month on the last day of each month during the 2016 year. The options have an exercise price of $1.29 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of approximately $5,000 and $8,000 for the three and nine months ended September 30, 2016, respectively, based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

In September 2016, the Company issued an aggregate of 168,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2017 through December 31, 2017. Such options will vest at the rate of 12,000 options per month on the last day of each month during the 2017 year. The options have an exercise price of $1.37 per share and a term of 10 years. The Company will begin recognition of compensation based on the grant-date fair value ratably over the 2017 requisite service period.

In December 2014, the Company issued 94,116 shares of its Common Stock to certain members of the Company’s Board of Directors as compensation to be rendered through December 2015. Such shares are forfeitable should the Board members’ services be terminated. Pursuant to this issuance, the Company recorded approximately $162,000 as compensation expense for the nine months ended September 30, 2015.

Stock-based compensation related to equity options and restricted stock grants has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$5	$5	$14	$10
General and administrative	180	180	529	433
Sales and marketing	56	54	165	116
Research and development	51	49	151	106

Total	$292	$288	$859	$665

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

	Fair Value at September 30, 2016
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,623	$1,623	$—	$—
Totals	$1,623	$1,623	$—	$—

	Fair Value at December 31, 2015
($ in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Pension assets	$1,557	$1,557	$—	$—
Totals	$1,557	$1,557	$—	$—

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

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company has certain Lines of Credit extended by certain members of the Company’s Board of Directors. For a more detailed discussion of the Company’s Lines of Credit, see Note 5 - Lines of Credit.  As of September 30, 2016, the Company had borrowed $1,650,000 under the terms of the Goldman LOC and $500,000 under the terms of the New Crocker LOC.

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

 Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at September 30, 2016:

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

●
8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and

●
425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until terminated by either party.

At September 30, 2016, future minimum lease payments are as follows:

($ in thousands)
2016 (3 months)	$119
2017	$421
2018	$202
2019	$35
2020 and thereafter	$42
$819

 Rental expense incurred under operating leases for the three and nine months ended September 30, 2016 was approximately $122,000 and $364,000, respectively. Rental expense incurred under operating leases for the three and nine months ended September 30, 2015 was approximately $125,000 and $352,000, respectively.

NOTE 10.  SUBSEQUENT EVENTS

On November 14, 2016, the Company introduced GoVerifyID® Enterprise Suite, a multi-model, multi-factor biometric authentication solution for the enterprise market. See Note 1 to these condensed consolidated financial statements for a more detailed discussion of this key product introduction.

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

Recent Developments

Creation of Series F Convertible Redeemable Preferred Stock and Series F Financing

On September 2, 2016, the Company filed the Certificate of Designations, Preferences, and Rights of the Series F Convertible Preferred Stock (“Certificate of Designations”) with the Delaware Division of Corporations, designating 2,000 shares of its preferred stock as Series F Convertible Redeemable Preferred Stock (“Series F Preferred”). Shares of Series F Preferred rank junior to the Company’s Series B Convertible Redeemable Preferred Stock, Series E Convertible Redeemable Preferred Stock and existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of the Company’s Common Stock. Each share of Series F Preferred has a liquidation preference of $1,000 per share (“Liquidation Preference”), and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Liquidation Preference, divided by $1.50 (the “Series F Conversion Shares”).

On September 7, 2016, the Company and Cap 1 LLC, a family client of Summer Road LLC (the “Investor”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), wherein the Investor agreed to purchase 2,000 shares of Series F Preferred for $1,000 per share (the “Series F Financing”), resulting in gross proceeds to the Company of $2,000,000 net of issuance costs of approximately $21,000.

Key Product Introduction

On November 14, 2016, the Company introduced GoVerifyID® Enterprise Suite, a multi-modal, multi-factor biometric authentication solution for the enterprise market. An algorithm-agnostic solution, GoVerify ID Enterprise Suite is an end-to-end biometric platform that seamlessly integrates with an enterprise’s existing Microsoft infrastructure, offering businesses a turnkey biometric solution for quick deployment.  The Company feels that this product has the potential to dramatically accelerate adoption of its biometric solution due to the worldwide prevalence of enterprise use of the Microsoft infrastructure.

Working across the entire enterprise ecosystem, GoVerifyID Enterprise Suite offers a consistent user experience and centralized administration with the highest level of security, flexibility, and usability. Specific benefits include:

●
Mobile-workforce friendly—With GoVerifyID Enterprise Suite user authentication logins are possible for a tablet or laptop even when disconnected from the corporate network. Additionally, GoVerifyID Enterprise offers a consistent user authentication experience across all login environments.

●
Hybrid cloud—GoVerifyID Enterprise Suite is linked from the cloud to an enterprise’s Microsoft infrastructure and is backward compatible with Windows 7, 8 and 10. Additionally, because the solution is SaaS-based it can easily scale to process hundreds of millions of transactions and store just as many biometrics.

●
Seamless integration—GoVerifyID Enterprise Suite is a snap-in to the Microsoft Management console and can be centrally managed at the server. Additionally, the solution allows for seamless movement as it integrates with Active Directory using an organization’s existing Microsoft security infrastructure.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended September 30, 2016 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

 Product Revenue
	Three Months Ended September 30,
Net Product Revenue	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$173	$436	$(263)	(60)%
Percentage of total net product revenue	83%	79%
Hardware and consumables	$—	$5	$(5)	(100)%
Percentage of total net product revenue	—%	1%
Services	$36	$111	$(75)	(68)%
Percentage of total net product revenue	17%	20%
Total net product revenue	$209	$552	$(343)	(62)%

Software and royalty revenue decreased 60% or approximately $263,000 during the three months ended September 30, 2016 as compared to the corresponding period in 2015. This decrease is attributable to lower identification project related revenue of approximately $159,000, lower sales of boxed identity management software sold through our distribution channel of approximately $43,000, lower sales of law enforcement project related revenue of approximately $25,000 and lower royalty revenue of approximately $36,000.

Revenue from the sale of hardware and consumables decreased approximately $5,000 during the three months ended September 30, 2016 as compared to the corresponding period in 2015. This decrease resulted from lower sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $75,000 during the three months ended September 30, 2016 as compared to the corresponding period in 2015, due primarily to the completion of the service element in certain identity management project solutions in the 2015 period.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended September 30, 2016, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  In November 2016 we introduced our new GoVerifyID® Enterprise Suite for those customers that want to add biometric identity verification to their Microsoft infrastructure.  GoVerifyID Enterprise Suite is linked from the cloud to an enterprise’s Microsoft infrastructure and is backward compatible with Windows 7, 8 and 10.  We anticipate that we will see positive developments from these efforts in 2017, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenue.

 Maintenance Revenue
	Three Months Ended September 30,
Maintenance Revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$639	$629	$10	2%

Maintenance revenue was approximately $639,000 for the three months ended September 30, 2016, as compared to approximately $629,000 for the corresponding period in 2015.  Identity management maintenance revenue generated from identification software solutions was approximately $295,000 for the three months ended September 30, 2016 as compared to approximately $274,000 during the comparable period in 2015.  Law enforcement maintenance revenue was approximately $344,000 for the three months ended September 30, 2016 as compared to approximately $355,000 during the comparable period in 2015. The increase of $21,000 in identification software solutions for the three months ended September 30, 2016 as compared to the corresponding period of 2015 reflects the expansion of our installed base.  The decrease of approximately $11,000 related to law enforcement solutions results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue
	Three Months Ended September 30,
Cost of Product Revenue:	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$13	$18	$(5)	(28%)
Percentage of software and royalty product revenue	8%	4%
Hardware and consumables	$—	$4	$(4)	(100%)
Percentage of hardware and consumables product revenue	—%	80%
Services	$19	$102	$(83)	(81%)
Percentage of services product revenue	53%	92%
Total product cost of revenue	$32	$124	$(92)	(74%)
Percentage of total product revenue	15%	22%

 The cost of software and royalty product revenue decreased approximately $5,000 for the three months ended September 30, 2016 and 2015 despite lower software and royalty product revenue during the three months ended September 30, 2015 of approximately $263,000 due to the 2015 period containing significant levels of software licenses with no third-party software content resulting in uncharacteristically low cost of software and royalty product revenue for this component. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

  The cost of services revenue decreased approximately $83,000 during the three months ended September 30, 2016 as compared to the corresponding period in 2015 due to lower services revenue of approximately $75,000 in the 2016 period. This decrease reflects higher professional cost of service revenue for the three months ended September 30, 2015 due to more costly engineering resources utilized in the generation of non-recurring revenue from one customer in the 2015 period as compared to the corresponding period in 2016. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue
	Three Months Ended September 30,
Maintenance cost of revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$200	$197	$3	2%
Percentage of total maintenance revenue	31%	31%

 Cost of maintenance revenue increased 2% or approximately $3,000 during the three months ended September 30, 2016 as compared to the corresponding period in 2015. This increase results from higher departmental expense for the three months ended September 30, 2016 as compared to the corresponding period in 2015.

 Product Gross Profit
	Three Months Ended September 30,
Product gross profit	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$160	$418	$(258)	(62%)
Percentage of software and royalty product revenue	92%	96%
Hardware and consumables	$—	$1	$(1)	(100%)
Percentage of hardware and consumables product revenue	—%	20%
Services	$17	$9	$8	89%
Percentage of services product revenue	47%	8%
Total product gross profit	$177	$428	$(251)	(59%)
Percentage of total product revenue	85%	78%

 Software and royalty gross profit decreased 62% or approximately $258,000 for the three months ended September 30, 2016 from the corresponding period in 2015 due primarily to lower software and royalty revenue of approximately $263,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

Services gross profit increased approximately $8,000 for the three months ended September 30, 2016 as compared to the corresponding period in 2015 due to lower service revenue of approximately $75,000 combined with lower cost of service revenue of approximately $83,000 for the three months ended September 30, 2016 as compared to the corresponding period in 2015. The decrease in service revenue and uncharacteristically high cost of service revenue in the 2015 period reflect the impact of non-recurring revenue received from one customer combined with significant costs incurred from implementation challenges.

 Maintenance Gross Profit
	Three Months Ended September 30,
Maintenance gross profit	2016	2015	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$439	$432	$7	2%
Percentage of total maintenance revenue	69%	69%

Gross profit related to maintenance revenue increased 2% or approximately $7,000 for the three months ended September 30, 2016 as compared to the same period ended September 30, 2015. This increase is due to higher maintenance revenue of approximately $10,000 combined with higher cost of maintenance revenue of approximately $3,000.

 Operating Expense
	Three Months Ended September 30,
Operating expense	2016	2015	$ Change	% Change
(dollars in thousands)

General and administrative	$904	$907	$(3)	0%
Percentage of total net revenue	107%	77%
Sales and marketing	$717	$663	$54	8%
Percentage of total net revenue	85%	56%
Research and development	$1,301	$1,203	$98	8%
Percentage of total net revenue	153%	102%
Depreciation and amortization	$33	$40	$(7)	(18%)
Percentage of total net revenue	4%	3%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar decrease of approximately $3,000 during the three months ended September 30, 2016 as compared to the corresponding period in 2015 is comprised of the following major components:

●
Increase in personnel related expense of approximately $85,000 due to increased salaries from headcount increases of approximately $88,000, higher 401(k) plan employer contributions of approximately $8,000 offset by lower pension expense of our foreign sales office of approximately $11,000.

●
Increase in stock-based compensation expense of approximately $5,000.

●
Decreases in professional services of approximately $83,000 which includes lower Board of Director fees of approximately $5,000, lower contractor fees and contract services of approximately $6,000, lower patent-related expense of approximately $83,000, lower auditing fees of approximately $10,000, offset by higher investor relations fees of approximately $8,000, higher legal fees of approximately $8,000 and higher corporate expense of approximately $5,000.

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

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $54,000 during the three months ended September 30, 2016 as compared to the corresponding period in 2015 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $9,000 due to the re-tooling of our sales department with personnel resources having mobile software technical proficiencies.

●
Increase in contractor and contract services of approximately $73,000 resulting from increased utilization of certain sales consultants and increased marketing dues and subscription expenses.

●
Decrease in travel, trade show expense and office related expense of approximately $30,000.

●
Increase in stock-based compensation expense of approximately $2,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $98,000 for the three months ended September 30, 2016 as compared to the corresponding period in 2015 due primarily to the following major components:

●
Increase in personnel related expense of approximately $145,000 due to headcount increases needed for the accelerated development of the Company’s mobile identity management solutions.

●
Decrease in contractor fees and contract services of approximately $10,000.

●
Increase in stock-based compensation of approximately $2,000.

●
Decrease in office related expense and travel of approximately $39,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended September 30, 2016 and 2015, depreciation and amortization expense was approximately $33,000 and $40,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the three months ended September 30, 2016, we recognized interest expense of approximately $90,000 and interest income of approximately $1,000. For the three months ended September 30, 2015, we recognized interest expense of approximately $3,000 and interest income of approximately $2,000. Interest expense for the three months ended September 30, 2016 is comprised of approximately $12,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $39,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $39,000 related to the recognition of beneficial conversion feature related to the Lines of Credit.

Other Income

For the three months ended September 30, 2016, we recognized no components of other income.  For the three months ended September 30, 2015, we recognized other income of approximately $99,000 resulting from the recovery of a previously written-off accounts receivable.

 Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

 Product Revenue
	Nine Months Ended September 30,
Net Product Revenue	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$675	$1,409	$(734)	(52)%
Percentage of total net product revenue	70%	72%
Hardware and consumables	$54	$28	$26	93%
Percentage of total net product revenue	5%	1%
Services	$239	$515	$(276)	(54)%
Percentage of total net product revenue	25%	26%
Total net product revenue	$968	$1,952	$(984)	(50)%

Software and royalty revenue decreased 52% or approximately $734,000 during the nine months ended September 30, 2016 as compared to the corresponding period in 2015. This decrease is attributable to lower identification project related revenue of approximately $593,000, lower sales of boxed identity management software sold through our distribution channel of approximately $83,000, lower sales of law enforcement project related revenue of approximately $27,000 and lower royalty revenue of approximately $31,000.

Revenue from the sale of hardware and consumables increased approximately $26,000 during the nine months ended September 30, 2016 as compared to the corresponding period in 2015. This increase resulted from higher sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $276,000 during the nine months ended September 30, 2016 as compared to the corresponding period in 2015, due primarily to the completion of the service element in certain identity management project solutions in the 2015 period.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Based on management’s current visibility into the timing of potential government procurements, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, we cannot predict the timing of such initiatives. During the quarter ended September 30, 2016, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets and expanding our end-user market into non-government sectors including commercial, consumer and healthcare applications.  In November 2016 we introduced our new GoVerifyID® Enterprise Suite for those customers that want to add biometric identity verification to their Microsoft infrastructure.  GoVerifyID Enterprise Suite is linked from the cloud to an enterprise’s Microsoft infrastructure and is backward compatible with Windows 7, 8 and 10.  We anticipate that we will see positive developments from these efforts in 2017, which should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenue.

Maintenance Revenue
	Nine Months Ended September 30,
Maintenance Revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$1,919	$1,916	$3	0%

Maintenance revenue was approximately $1,919,000 for the nine months ended September 30, 2016, as compared to approximately $1,916,000 for the corresponding period in 2015.  Identity management maintenance revenue generated from identification software solutions was approximately $878,000 for the nine months ended September 30, 2016 as compared to approximately $819,000 during the comparable period in 2015.  Law enforcement maintenance revenue was approximately $1,041,000 for the nine months ended September 30, 2016 as compared to approximately $1,097,000 during the comparable period in 2015. The increase of $59,000 in identification software solutions reflects the completion of certain projects and an increase to our installed base.  The decrease of approximately $56,000 related to law enforcement solutions results from the expiration of certain maintenance contracts.

 We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue
	Nine Months Ended September 30,
Cost of Product Revenue:	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$62	$65	$(3)	(5%)
Percentage of software and royalty product revenue	9%	5%
Hardware and consumables	$31	$19	$12	63%
Percentage of hardware and consumables product revenue	57%	68%
Services	$69	$702	$(633)	(90%)
Percentage of services product revenue	29%	136%
Total product cost of revenue	$162	$786	$(624)	(79%)
Percentage of total product revenue	17%	40%

 The cost of software and royalty product revenue decreased 5% or approximately $3,000 for the nine months ended September 30, 2016 and 2015 despite lower software and royalty product revenue during the nine months ended September 30, 2015 of approximately $734,000 due to the 2015 period containing significant levels of software licenses with no third-party software content resulting in uncharacteristically low cost of software and royalty product revenue for this component. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

 The increase in the cost of product revenue for our hardware and consumable sales of approximately $12,000 for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 reflects higher hardware and consumables product revenue of approximately $26,000 for the nine months ended September 30, 2016 as compared to the corresponding period in 2015.

 The cost of services revenue decreased approximately $633,000 during the nine months ended September 30, 2016 as compared to the corresponding period in 2015 due to lower services revenue of approximately $276,000 in the 2016 period. This decrease reflects higher professional cost of service revenue for the nine months ended September 30, 2015 due to significantly more costly engineering resources utilized in the generation of non-recurring revenue from one customer in the 2015 period as compared to the corresponding period in 2016. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

 Cost of Maintenance Revenue
	Nine Months Ended September 30,
Maintenance cost of revenue	2016	2015	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$624	$618	$6	1%
Percentage of total maintenance revenue	32%	32%

 Cost of maintenance revenue increased 1% or approximately $6,000 during the nine months ended September 30, 2016 as compared to the corresponding period in 2015. This increase results from higher departmental expense for the nine months ended September 30, 2016 as compared to the corresponding period in 2015.

 Product Gross Profit
	Nine Months Ended September 30,
Product gross profit	2016	2015	$ Change	% Change
(dollars in thousands)

Software and royalties	$613	$1,344	$(731)	(54%)
Percentage of software and royalty product revenue	91%	95%
Hardware and consumables	$23	$9	$14	156%
Percentage of hardware and consumables product revenue	42%	32%
Services	$170	$(187)	$357	191%
Percentage of services product revenue	71%	(36)%
Total product gross profit	$806	$1,166	$(360)	(31%)
Percentage of total product revenue	83%	60%

 Software and royalty gross profit decreased 54% or approximately $731,000 for the nine months ended September 30, 2016 from the corresponding period in 2015 due primarily to lower software and royalty revenue of approximately $734,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

Services gross profit increased approximately $357,000 for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 due to lower service revenue of approximately $276,000 combined with lower cost of service revenue of approximately $633,000 for the nine months ended September 30, 2016 as compared to the corresponding period in 2015. The decrease in service revenue and uncharacteristically high cost of service revenue in the 2015 period reflect the impact of non-recurring revenue received from one customer combined with significant costs incurred from implementation challenges. The Company’s contract with this same customer in the 2015 period also included software product revenue of approximately $440,000, offset by minimal costs.

 Maintenance Gross Profit
	Nine Months Ended September 30,
Maintenance gross profit	2016	2015	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,295	$1,298 $	(3)	(0%)
Percentage of total maintenance revenue	68%	68%

 Gross profit related to maintenance revenue decreased approximately $3,000 for the nine months ended September 30, 2016 as compared to the same period ended September 30, 2015. This decrease is due to higher maintenance revenue of approximately $3,000 combined with higher cost of maintenance revenue of approximately $6,000.

 Operating Expense
	Nine Months Ended September 30,
Operating expense	2016	2015	$ Change	% Change
(dollars in thousands)

General and administrative	$2,810	$2,611	$199	8%
Percentage of total net revenue	97%	68%
Sales and marketing	$2,133	$2,030	$103	5%
Percentage of total net revenue	74%	52%
Research and development	$3,932	$3,350	$582	17%
Percentage of total net revenue	136%	87%
Depreciation and amortization	$103	$123	$(20)	(16%)
Percentage of total net revenue	4%	3%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $199,000 during nine months ended September 30, 2016 as compared to the corresponding period in 2015 is comprised of the following major components:

●
Increase in personnel related expense of approximately $242,000 due to increased salaries from headcount increases of approximately $194,000, higher 401(k) plan employer contributions of approximately $28,000 and higher pension expense of our foreign sales office of approximately $20,000.

●	Increase in stock-based compensation expense of approximately $116,000.

●
Decreases in professional services of approximately $146,000 which includes decreases in Board of Director fees of approximately $22,000, lower contractor fees of approximately $42,000, lower corporate-related expense of approximately $4,000, lower legal and patent-related expense of approximately $112,000 offset by higher auditing fees of approximately $10,000 and higher investor relations fees of approximately $24,000.

●	Decrease in travel, insurances, licenses, dues, rent, and office related costs of approximately $13,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $103,000 during the nine months ended September 30, 2016 as compared to the corresponding period in 2015 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $40,000 due to headcount increases.
●	Increase in professional services of approximately $54,000 resulting from higher utilization of certain consultants.
●	Decrease in contract services, travel and trade show expense and office related expense of approximately $41,000.
●	Increase in stock-based compensation expense of approximately $50,000.
            Research and Development

 Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $582,000 for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 due primarily to the following major components:

●	Increase in personnel related expense of approximately $636,000 due to headcount increases needed for the accelerated development of the Company’s mobile identity management solutions.

●	Decrease in contractor fees and contract services of approximately $41,000.

●	Increase in stock-based compensation of approximately $45,000.

●	Decrease in office related expense and travel of approximately $58,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the nine months ended September 30, 2016 and 2015, depreciation and amortization expense was approximately $103,000 and $123,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the nine months ended September 30, 2016, we recognized interest expense of approximately $138,000 and interest income of approximately $3,000. For the nine months ended September 30, 2015, we recognized interest expense of approximately $441,000 and interest income of approximately $5,000. Interest expense for the nine months ended September 30, 2016 is comprised of approximately $33,000 of amortization expense of deferred financing fees related to the Lines of Credit, interest expense of approximately $50,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $52,000 related to the recognition of beneficial conversion feature related to the Lines of Credit.  Interest expense for the nine months ended September 30, 2015 is comprised of approximately $12,000 of coupon interest on debt outstanding under our Line of Credit, approximately $52,000 in deferred financing fee amortization related to our Line of Credit and approximately $374,000 related to the recognition of beneficial conversion feature related to our Line of Credit.

Other Income

For the nine months ended September 30, 2016, we recognized other income of approximately $200,000.  For the nine months ended September 30, 2015, we recognized other income of approximately $145,000.   Other income for the nine months ended September 30, 2016 is comprised of approximately $200,000 related to the write-off of certain accrued liabilities due to the expiration of the legal statute of limitations on such liabilities. Other income for the nine months ended September 30, 2015 was comprised of approximately $45,000 from the settlement of certain patent infringement matters in favor of the Company and approximately $99,000 from the recovery of a previously written-off accounts receivable and approximately $1,000 in miscellaneous receipts.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

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

At September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $1,685,000, accounts receivable, net of $199,000, and available borrowings under the Lines of Credit of $3,350,000.  As of September 30, 2016, we had negative working capital of $2,241,000. We have a history of recurring losses, and as of September 30, 2016, we have incurred a cumulative net loss of approximately $153,673,000.

Lines of Credit

On March 9, 2016, the Company and Neal Goldman, a director of the Company (“Goldman”), entered into the fourth amendment (the "Fourth Amendment") to the convertible promissory note and line of credit previously issued by the Company to Goldman on March 27, 2013 (the "Goldman LOC"). The Fourth Amendment (i) provides the Company with the ability to borrow up to $5.0 million under the terms of the Goldman LOC; (ii) permits Goldman to convert the outstanding principal, plus any accrued but unpaid interest due under the Goldman LOC (the "Outstanding Balance"), into shares of the Company's Common Stock for $1.25 per share; and (iii) extends the maturity date of the Goldman LOC to June 30, 2017.

In addition, on March 9, 2016, the Company and Charles Crocker, also a director of the Company (“Crocker”), entered into a new line of credit and promissory note (the "New Crocker LOC"), in the principal amount of $500,000. The New Crocker LOC accrues interest at a rate of 8% per annum, and matures on the earlier to occur of June 30, 2017 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. All outstanding amounts due under the terms of the New Crocker LOC are convertible into shares of the Company's Common Stock at $1.25 per share.

During the three and nine months ended September 30, 2016, we incurred borrowings under our existing Lines of Credit of approximately $650,000 and $2,150,000, respectively. Such amounts are due and payable on June 30, 2017. We anticipate needing to increase our borrowings under the Lines of Credit to continue to fund our working capital needs, thereby increasing the aggregate indebtedness due and payable on or before June 30, 2017.

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

 Operating Activities

 We used net cash of $5,679,000 in operating activities for the nine months ended September 30, 2016 as compared to net cash used of $5,622,000 during the comparable period in 2015. During the nine months ended September 30, 2016, net cash used in operating activities consisted of net loss of $6,822,000 and an increase in working capital and other assets and liabilities of $296,000. Those amounts were offset by $847,000 of non-cash costs including $859,000 in stock based compensation, $85,000 in debt issuance cost amortization and beneficial conversion feature amortization, $103,000 in depreciation and amortization, offset by $200,000 from the write off of accrued expense due to the expiration of the legal statute of limitations on such liabilities. During the nine months ended September 30, 2016, we used cash of $19,000 to fund increases in current assets and generated cash of $316,000 through increases in current liabilities and deferred revenue, excluding debt.

 We used net cash of $5,622,000 in operating activities for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, net cash used in operating activities consisted of net loss of $5,952,000 and a increase in working capital and other assets and liabilities of $964,000. Those amounts were offset by $1,294,000 of non-cash costs including $665,000 in stock based compensation, $426,000 in debt issuance cost and beneficial conversion feature amortization, $80,000 in warrant compensation expense and $123,000 in depreciation and amortization. During the nine months ended September 30, 2015, we generated cash of $291,000 through increases in current assets and used cash of $673,000 through reductions in current liabilities and deferred revenue, excluding debt.

 Investing Activities

 Net cash used in investing activities was $47,000 for the nine months ended September 30, 2016 as compared to $73,000 used in the nine months ended September 30, 2015. For the nine months ended September 30, 2016, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $47,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the nine months ended September 30, 2015, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $73,000.

Financing Activities

 During the nine months ended September 30, 2016, the Company received $2,150,000 in borrowings under the Lines of Credit and gross proceeds of $2,000,000 from the Series F Financing offset by $21,000 in offering costs. We also generated cash of approximately $1,000 from the exercise of 2,626 options resulting in the issuance of 2,626 shares of our Common Stock. We used cash of $25,000 for the payment of dividends on our Series B Preferred. We generated cash of $10,364,000 from financing activities for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we generated cash of $10,022,000 from the Series E Financing offset by $67,000 in offering costs, $34,000 from the exercise of 38,039 Common Stock options and $750,000 from borrowings under the Line of Credit offset by the repayment of $350,000 under the Line of Credit. During the nine months ended September 30, 2015, we also used cash of $25,000 for the payment of dividends on our Series B Preferred.

 Debt

 At September 30, 2016, the Company had $2,200,000 outstanding under the terms of the Lines of Credit, which amount included $50,000 in accrued but unpaid interest.

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2016 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	819	119	658	42
Notes payable to related parties	2,150	2,150	—	—	—
Total	$2,969	2,269	658	42	—

Real Property Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at September 30, 2016:

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

At September 30, 2016, future minimum lease payments are as follows:

($ in thousands)
2016 (3 months)	$119
2017	$421
2018	$202
2019	$35
2020 and thereafter	$42
$819

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the nine months ended September 30, 2016, we incurred borrowings under the Lines of Credit of approximately $2,150,000, due and payable on June 30, 2017.  As a result, available borrowings under our Lines of Credit are $3,350,000. We anticipate needing to increase our borrowings under the Line of Credits to continue to fund our working capital needs, thereby increasing the aggregate amount of indebtedness due and payable on or before June 30, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.  MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5.  OTHER INFORMATION

 None.

ITEM 6.  EXHIBITS

(a)	EXHIBITS

3.1	Certificate of Designations, Preferences, and Rights of the Series F Convertible Preferred Stock, dated September 2, 2016
10.1	Form of Series F Financing Securities Purchase Agreement
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 14, 2016	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)