Form 10-K
period 2016-12-31
IMAGEWARE SYSTEMS INC
filed 2017-03-31
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB marketplace was $69,127,864. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of March 20, 2017, there were 91,846,795 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.

Form 10-K
For the Year Ended December 31, 2016

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

Historically, we have marketed our products to government entities at the federal, state and local levels, however, through the emergence of cloud based computing, a mobile market that demands increased security and interoperable systems, and the proven success of our products in the government markets, has enabled us to enlarge our target market focus to include the emerging consumer and non-government enterprise marketplace.

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

Recent Developments

Creation of Series G Convertible Redeemable Preferred Stock and Series G Financing

On December 27, 2016, the Company filed the Certificate of Designations, Preferences, and Rights of the Series G Convertible Preferred Stock with the Delaware Division of Corporations, designating 6,120 shares of the Company’s preferred stock, par value $0.01 per share, as Series G Convertible Redeemable Preferred Stock (“Series G Preferred”). Shares of Series G Preferred rank junior to the Company’s Series B Convertible Redeemable Preferred Stock, Series E Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock as well as the Company’s existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). Each share of Series G Preferred has a liquidation preference of $1,000 per share (“Series G Liquidation Preference”), and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Series G Liquidation Preference, divided by $1.50.

On December 29, 2016, the Company accepted subscription forms from certain accredited investors (the “Investors”) to purchase a total of 1,625 shares of Series G Preferred for $1,000 per share (the “Series G Financing”). In addition, the Company also received executed exchange agreements from the Investors pursuant to which the Company exchanged an aggregate total of approximately 3.4 million shares of Common Stock held by the Investors for an aggregate total of approximately 4,400 shares of Series G Preferred.

Creation of Series F Convertible Redeemable Preferred Stock and Series F Financing

On September 2, 2016, the Company filed the Certificate of Designations, Preferences, and Rights of the Series F Convertible Preferred Stock with the Delaware Division of Corporations, designating 2,000 shares of its preferred stock as Series F Convertible Redeemable Preferred Stock (“Series F Preferred”). Shares of Series F Preferred rank junior to the Company’s Series B Convertible Redeemable Preferred Stock, Series E Convertible Redeemable Preferred Stock and existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of the Company’s Common Stock. Each share of Series F Preferred has a liquidation preference of $1,000 per share (“Series F Liquidation Preference”), and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Series F Liquidation Preference, divided by $1.50.

On September 7, 2016, the Company and Cap 1 LLC (the “Investor”), entered into a securities purchase agreement, wherein the Investor agreed to purchase 2,000 shares of Series F Preferred for $1,000 per share (the “Series F Financing”), resulting in gross proceeds to the Company of $2.0 million net of issuance costs of approximately $21,000.

Amendments to Lines of Credit

On December 27, 2016, in connection with the consummation of the Series G Financing, the Company and Neal Goldman, a member of the Company’s Board of Directors (the “Holder”), agreed to enter into the fifth amendment (the “Line of Credit Amendment”) to the convertible promissory note previously issued by the Company to the Holder on March 27, 2013 (the “Goldman Line of Credit”), to provide the Company with the ability to borrow up to $5.5 million under the terms of the Goldman Line of Credit, bringing the total amount the Company may borrow under its existing lines of credit to $6.0 million. In addition, the Maturity Date, as defined in the Goldman Line of Credit, was amended to be December 31, 2017. The Line of Credit Amendment was executed on January 23, 2017.

              In addition, on January 23, 2017, the Company and Charles Crocker, also a member of the Board of Directors of the Company, amended the line of credit and promissory note, dated March 9, 2016 (the “Crocker LOC”), to extend the maturity date thereof to December 31, 2017. No other amendments were made to the Crocker LOC.

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

IWS Desktop Security.  IWS Desktop Security is a highly flexible, scalable and modular authentication management platform that is optimized to enhance network security and usability. This architecture provides an additional layer of security to workstations, networks and systems through advanced encryption and authentication technologies. Biometric technologies (face, fingerprint, iris, voice or signature), can be seamlessly coupled with TPM chips to further enhance corporate security. USB tokens, smart cards and RFID technologies can also be readily integrated. Additional features include:

●
Support for multiple authentication tools including Public Key Infrastructure (“ PKI”) within a uniformed platform and Privilege Management Infrastructure (“PMI”) technology to provide more advanced access control services and assure authentication and data integrity;

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

Secure Credential

Our secure credential products consist of the following:

GoVerifyID® On November 14, 2016, the Company introduced GoVerifyID® Enterprise Suite, a multi-modal, multi-factor biometric authentication solution for the enterprise market. An algorithm-agnostic solution, GoVerify ID Enterprise Suite is an end-to-end biometric platform that seamlessly integrates with an enterprise’s existing Microsoft infrastructure, offering businesses a turnkey biometric solution for quick deployment. The Company feels that this product has the potential to dramatically accelerate adoption of its biometric solution due to the worldwide prevalence of enterprise use of the Microsoft infrastructure. Working across the entire enterprise ecosystem, GoVerifyID Enterprise Suite offers a consistent user experience and centralized administration with the highest level of security, flexibility, and usability.

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

Maintenance and Customer Support

We offer software and hardware support to our customers. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support.  For the years ended December 31, 2016, 2015 and 2014, maintenance revenues accounted for approximately 67%, 54% and 61% of our total revenues, respectively.

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

Customers

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Saudi Arabia, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. For the year ended December 31, 2016, two customers accounted for approximately 30% or $1,162,000 of total revenue and had $78,000 trade receivables as of the end of the year, as compared to two customers that accounted for approximately 37% or $1,753,000 of total revenue and had $78,000 trade receivables as of the end of the December 31, 2015. For the year ended December 31, 2014, one customer accounted for approximately 17% or $725,000 of total revenue and had $0 trade receivables as of the end of the year.

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

Software as a Service Business Model

With the advent of cloud based computing, the proliferation of smart mobile devices which allow for reliable biometric capture and the need to secure access to data, products and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its experience servicing existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the growing commercial and consumer market. As part of its marketing plan, the Company offered new versions of its product suite on a Software as a Service (“SaaS”) model during 2016. This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to biometrically verify identity in order to access data, products or services from mobile and desktop devices. As of December 2016, we have received significant interest and have entered into a number of proof of concept arrangements with customers and partners who we anticipate will initiate programs in the first half of 2017.

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

Sales and Marketing

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2016, we had sales and account representatives based domestically in the District of Columbia, California and internationally in Mexico. Geographically, our sales and marketing force consisted of nine persons in the United States, and one person in Mexico as of December 31, 2016.

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

We also work with companies that offer complementary products, where value is created through product integration. Through teaming arrangements, we are able to enhance our products and to expand our customer base through the relationships and contracts of our strategic partners.

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

●
searches can be 1:1 (verification), 1:N (identification), X:N (investigative), and N:N (database integrity); and

●
the system is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, DNA, signature, voice, and 3D face and retin.

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

We hold several issued patents and have several other patent applications pending for elements of our products. We believe we have the foundational patents regarding the use of multiple biometrics and continue to be an IP leader in the biometric arena. It is our belief that this intellectual property leadership will create a sustainable competitive advantage.  We are an early pioneer in the first to file patents related to Multi-Modal Biometrics and currently are the worldwide leader in Multi-Modal Biometric patents with 20 patents worldwide and 14 patents pending. These technologies will allow biometric matching for identity verification while protecting the privacy of an individual.  It is our belief that such technology will be critical to providing biometric management solutions for the consumer market where privacy protection has been a historical issue and barrier to biometric adoption.

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

Research and Development

Our research and development team consisted of 38, 38 and 32 programmers, engineers and other employees as of December 31, 2016, 2015 and 2014, respectively. We also contract with outside programmers for specific projects as needed. We spent approximately $5.3 million, $4.6 million and $4.5 million on research and development in 2016, 2015 and 2014, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

Employees

We had a total of 69, 67 and 61 full-time employees as of December 31, 2016, 2015 and 2014, respectively. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

            During the year ended December 31, 2016, we incurred borrowings under the Lines of Credit of approximately $2,650,000, which amounts are due and payable on December 31, 2017.  Subsequent to December 31, 2016 through the date of this report, we incurred additional borrowings under the Lines of Credit of $1,000,000. As a result, available borrowings under our Lines of Credit are $2,350,000. We anticipate needing to increase our borrowings under the Line of Credits to continue to fund our working capital needs, thereby increasing the aggregate amount of indebtedness due and payable on or before December 31, 2017.

If we are unable to implement our business plan, we may not generate sufficient revenue and profit to repay these borrowings in full when due. As a result, unless the holders of the notes issued under the Lines of Credit convert any outstanding balance into shares of Common Stock, we will need to seek an extension of the maturity date of the Lines of Credit on or before December 31, 2017. If we are unable to extend the maturity date of the Lines of Credit, we will be required to raise additional capital through debt and/or equity financing to continue as a going concern.  No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financing or for an extension of the maturity date of the Lines of Credit. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition and results of operations.

We have a history of significant recurring losses totaling approximately $156.8 million at December 31, 2016, and these losses may continue in the future.

As of December 31, 2016, we had an accumulated deficit of approximately $156.8 million, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability, and we may never achieve profitability.

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

During the year ended December 31, 2016, two customers accounted for approximately 30% of our total revenues. Any material decrease in revenue from these customers, or in the event the Company is unable to replace the revenue with additional customers, our financial condition and results from operations could be materially and adversely affected.

 During the year ended December 31, 2016, two customers accounted for approximately 30% or $1,162,000 of our total revenues. If these customers were to significantly reduce its relationship with the Company, or in the event the Company is unable to replace the revenue through the sale of its products to additional customers, the Company’s financial condition and results from operations could be negatively impacted, and such impact would be material.

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

We are dependent upon third parties for the successful integration of our products, and/or the launch of our products. Any delay in the integration of our products, or the launch of third party products may materially affect our results from operations and financial condition.

              Our current marketing strategy involves the distribution of our products through larger product partners and/or resellers that will either resell our product alongside theirs, OEM a white label version of our products, or sell our products fully integrated into their offerings.  Our strategy leaves us largely dependent upon the successful rollout of our products by our distribution partners.  We have experienced delays in the rollout of our products due to these factors in 2016 and so far in 2017, and no assurances can be given that we will not experience delays in the future. Any delays negatively affect our results from operations and financial condition.

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

●
the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “ SEC”);

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

Our Board of Directors (“Board”) has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the Common Stockholders, without any further vote or action by the Common Stockholders. The rights of our Common Stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of December 31, 2016, we had four series of preferred stock outstanding, Series B Convertible Redeemable Preferred Stock (“Series B Preferred”), Series E Convertible Redeemable Preferred Stock (“Series E Preferred”), Series F Convertible Redeemable Preferred Stock (“Series F Preferred”) and Series G Convertible Redeemable Preferred Stock (“Series G Preferred”).

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2016, we had cumulative undeclared dividends on our Series B Preferred of approximately $8,000.

The provisions of our Series E Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid.  In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series E Preferred will be entitled to receive, in preference to any distribution to the holders of Series F Preferred, Series G Preferred and Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. At December 31, 2016, we had accrued $0 in Series E Preferred dividends. The provisions of our Series E Preferred also limit indebtedness of the Company to any commercial bank loan entered into by the Company to an amount not to exceed $2.0 million; and monies borrowed under credit lines of the Company existing on the Issuance Date in an amount not to exceed $6.0 million.

The provisions of our Series F Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid.  In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series F Preferred will be entitled to receive, in preference to any distribution to the holders of Series G Preferred and Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. At December 31, 2016, we had accrued $0 in Series F Preferred dividends.

The provisions of our Series G Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid.  In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series G Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. At December 31, 2016, we had accrued $0 in Series G Preferred dividends.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2016:

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

●
8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until the expiration of the lease on November 30, 2017.

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

Market Information

 Our Common Stock does not trade on an established securities exchange. Our Common Stock is quoted under the symbol “IWSY” on the OTCQB marketplace. The following table sets forth the high and low sale prices for our Common Stock for each quarter in 2016 and 2015:

2016 Fiscal Quarters	High	Low
First Quarter	$1.49	$0.85
Second Quarter	$1.52	$1.06
Third Quarter	$1.47	$1.12
Fourth Quarter	$1.35	$0.95

2015 Fiscal Quarters	High	Low
First Quarter	$2.36	$1.50
Second Quarter	$1.89	$1.39
Third Quarter	$2.04	$1.41
Fourth Quarter	$1.64	$.90

Holders

As of March 20, 2017, we had approximately 187 holders of record of our Common Stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock over the five-year period ending December 31, 2016 with the cumulative total returns during the same period on the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100 was invested on December 31, 2011 in our Common Stock and in the shares represented by each of the other indices, and that all dividends were reinvested.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
ImageWare Systems, Inc.	$100.00	$106.25	$241.25	$300.00	$162.50	$166.25
NASDAQ Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
S&P Information Technology	$100.00	$114.82	$147.47	$177.13	$187.63	$213.61

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

 As of December 31, 2016, 2015 and 2014, the Company had cumulative undeclared dividends of approximately $8,000 relating to our Series B Preferred. At December 31, 2016 and 2015 we had cumulative undeclared dividends of $0 and $240,000, respectively relating to our Series E Preferred. As of December 31, 2016 and 2015 we had cumulative undeclared dividends of $0 relating to our Series F Preferred and Series G Preferred.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 12 of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

The following data has been derived from our audited consolidated financial statements, including the consolidated balance sheets at December 31, 2016 and 2015 and the related consolidated statements of operations for the three years ended December 31, 2016 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

Statement of Operations Data:	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014	2013	2012
Revenues:
Product	$1,249	$2,192	$1,634	$2,686	$1,145
Maintenance	2,563	2,577	2,525	2,618	2,806
	3,812	4,769	4,159	5,304	3,951
Cost of revenues:
Product	243	1,117	257	319	227
Maintenance	827	827	735	771	975
Gross profit	2,742	2,825	3,167	4,214	2,749

Operating expenses:
General and administrative	3,722	3,437	3,818	3,378	3,430
Sales and marketing	3,021	2,791	2,471	2,129	1,830
Research and development	5,332	4,643	4,495	3,869	3,180
Depreciation and amortization	129	164	179	125	69
	12,204	11,035	10,963	9,501	8,509
Loss from operations	(9,462)	(8,210)	(7,796)	(5,287)	(5,760)

Interest expense	245	447	416	221	18
Change in fair value of derivative liabilities	—	—	—	4,776	4,712
Other income, net	(201)	(145)	(297)	(443)	(322)
Loss before income taxes	(9,506)	(8,512)	(7,915)	(9,841)	(10,168)

Income tax expense	21	22	25	8	22
Net loss	$(9,527)	$(8,534)	$(7,940)	$(9,849)	$(10,190)
Preferred dividends	(1,347)	(1,065)	(51)	(51)	(51)
Net loss available to common shareholders	$(10,874)	$(9,599)	$(7,991)	$(9,900)	$(10,241)

Basic and diluted loss per common share
Net loss	$(0.10)	$(0.09)	$(0.09)	$(0.12)	$(0.14)
Preferred dividends	(0.02)	(0.01)	(—)	(—)	(—)
Basic and diluted loss per share available to common shareholders	$(0.12)	$(0.10)	$(0.09)	$(0.12)	$(0.14)
Basic and diluted weighted-average shares outstanding	94,426,783	93,786,079	91,795,971	81,231,962	70,894,916

Balance Sheet Data:	December 31,
(In thousands)	2016	2015	2014	2013	2012
ASSETS
Current Assets:
Cash	$1,586	$3,352	$218	$2,363	$4,225
Accounts receivable, net of allowance for doubtful accounts	287	349	266	302	328
Inventory, net	23	46	916	505	262
Other current assets	135	69	86	148	86
Total Current Assets	2,031	3,816	1,486	3,318	4,901

Property and equipment, net	93	162	211	245	150
Other assets	34	98	153	395	44
Intangible assets, net of accumulated amortization	106	117	144	172	200
Goodwill	3,416	3,416	3,416	3,416	3,416
Total Assets	$5,680	$7,609	$5,410	$7,546	$8,711

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$425	$198	$459	$486	$759
Deferred revenue	1,045	1,059	1,827	1,662	1,561
Accrued expenses	1,047	1,149	1,013	924	1,266
Derivative liabilities	—	—	—	57	—
Convertible lines of credit to related parties, net	2,528	—	—	55	65
Total Current Liabilities	5,045	2,406	3,299	3,184	3,651

Convertible secured notes payable, net of discount	—	—	1,311	—	—
Derivative liabilities	—	—	—	—	2,244
Pension obligation	1,895	1,511	1,834	1,031	401
Other long-term liabilities	—	—	—	—	72
Total Liabilities	6,940	3,917	6,444	4,215	6,368

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value	2	2	2	2	2
Series E Convertible Redeemable Preferred stock, $0.01 par value	—	—	—	—	—
Series F Convertible Redeemable Preferred stock, $0.01 par value	—	—	—	—	—
Series G Convertible Redeemable Preferred stock, $0.01 par value	—	—	—	—	—
Common Stock, $0.01 par value	917	940	934	874	765
Additional paid-in capital	156,195	149,902	135,982	131,652	120,182
Treasury stock, at cost	(64)	(64)	(64)	(64)	(64)
Accumulated other comprehensive loss	(1,543)	(1,195)	(1,594)	(830)	(139)
Accumulated deficit	(156,767)	(145,893)	(136,294)	(128,303)	(118,403)
Total Shareholders’ Equity (Deficit)	(1,260)	3,692	(1,034)	3,331	2,343

Total Liabilities and Shareholders’ Equity (Deficit)	$5,680	$7,609	$5,410	$7,546	$8,711

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With the advent of cloud based computing, the proliferation of smart mobile devices which allow for reliable biometric capture and the need to secure access to data, products and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.  The Company therefore intends to leverage the strength of its experience servicing existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the growing commercial and consumer market.

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

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company determined that its only reporting unit is Identity Management. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired as of December 31, 2016.

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

Stock-Based Compensation.  At December 31, 2016, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2016, 2015 and 2014, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2016, 2015 and 2014 ranged from 65% to 116%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110.  The expected term used by the Company to value the grants issued in 2016, 2015 and 2014 as computed by this method was 5.17 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations were 2.6% for the years ended December 31, 2016, 2015 and 2014.  Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

Comparison of Results for Fiscal Years Ended December 31, 2016, 2015 and 2014

 Product Revenue

Net Product Revenue (dollars in thousands)	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015	$ Change	% Change	Year Ended December 31, 2014

Software and royalties	$857	(744)	(46)%	$1,601	$288	22%	$1,313
Percentage of total net product revenue	69%			73%			80%
Hardware and consumables	$68	34	100%	$34	$(76)	(69)%	$110
Percentage of total net product revenue	5%			2%			7%
Services	$324	(233)	(42)%	$557	$346	164%	$211
Percentage of total net product revenue	26%			25%			13%
Total net product revenue	$1,249	(943)	(43)%	$2,192	$558	34%	$1,634

Software and royalty revenue decreased 46% or approximately $744,000 during the year ended December 31, 2016 as compared to the corresponding period in 2015. This decrease is due to lower project related sales of our identity management software of approximately $542,000, lower sales of boxed identity management software sold through our distribution channel of approximately $93,000, lower royalty revenue of approximately $84,000 and lower law enforcement project revenue of approximately $25,000.

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

Revenue from the sale of hardware and consumables increased 100% or approximately $34,000 during the year ended December 31, 2016 as compared to the corresponding period in 2015.  This increase resulted from higher sales of hardware and consumables in project solutions.

During the 2015 period, revenue from the sale of hardware and consumables decreased 69% or approximately $76,000 as compared to the corresponding period in 2014.  This decrease resulted from lower revenues from project solutions containing hardware and consumable components.

Services revenue is comprised primarily of software integration services, system installation services and customer training.  Such revenue decreased 42% or approximately $233,000 during the year ended December 31, 2016 as compared to the corresponding period in 2015, due primarily to the completion of the service element in identity management project solutions in the 2015 period.

 Services revenue increased 164% or approximately $346,000 during the year ended December 31, 2015 as compared to the corresponding period in 2014, due primarily to the completion of the service elements in certain identity management project solutions.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives during 2017; however, government procurement initiatives, implementations and pilots are frequently delayed and extended, as was the case in the year ended December 31, 2016, and we cannot predict the timing of such initiatives.

During the year ended December 31, 2016, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets, and expanded our end-user market into non-government sectors including commercial, consumer and healthcare applications.  In November 2016, we introduced our new GoVerifyID Enterprise suite for customers that want to add biometric identity verification to their Microsoft infrastructure. While we anticipated results from these initiatives during the 2016 fiscal year, many of those initiatives were delayed to 2017.  As a result, we anticipate that we will see positive developments from these efforts beginning in the first half of 2017, which management believes should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

Net Maintenance Revenue (dollars in thousands)	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015	$ Change	% Change	Year Ended December 31, 2014

Maintenance Revenue	$2,563	(14)	(1)%	$2,577	$52	2%	$2,525

Maintenance revenue was approximately $2,563,000 for the year ended December 31, 2016, as compared to approximately $2,577,000 and $2,525,000 for the corresponding periods in 2015 and 2014, respectively.  For the year ended December 31, 2016, identity management maintenance revenue was approximately $1,181,000 as compared to $1,114,000 for the comparable period in 2015.  The increase in identity management maintenance revenue of approximately $67,000 reflects the expansion of our installed base. Law enforcement maintenance revenue was approximately $1,382,000 for the twelve months ended December 2016 as compared to $1,463,000 for the comparable period in 2015. This decrease is primarily due to the expiration of certain law enforcement maintenance contracts.

For the year ended December 31, 2015, maintenance revenue increased approximately $52,000 as compared to the comparable period in 2014 due primarily the expansion on the Company’s identity management installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the continued expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

Cost of Product Revenue (dollars in thousands)	Year Ended December 31, 2016	$ Change	% Change		Year Ended December 31, 2015	$ Change	% Change	Year Ended December 31, 2014

Software and royalties	$78	(11)	(12%	)	$89	$23	35%	$66
Percentage of software and royalty product revenue	9%				6%			5%
Hardware and consumables	$43	(2)	(4%	)	$45	$(46)	(51)%	$91
Percentage of hardware and consumables product revenue	63%				132%			83%
Services	$122	(861)	(88%	)	$983	$883	883%	$100
Percentage of services product revenue	39%				176%			47%
Total cost of product revenue	$243	(874)	(78%	)	$1,117	$860	335%	$257
Percentage of total product revenue	20%				51%			16%

The cost of software and royalty product revenue decreased 12% or approximately $11,000 during the year ended December 31, 2016 as compared to the corresponding period in 2015. The cost of software and royalty revenue increased approximately $23,000 during the year ended December 31, 2015 as compared to the corresponding period in 2014. This increase is due primarily to increases in third party software costs attributable to higher sales of software. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The cost of product revenue for our hardware and consumable sales during the year ended December 31, 2016 decreased approximately $2,000 as compared to the corresponding period in 2015 despite higher hardware and consumable revenue of approximately $34,000 primarily due to the 2015 period containing approximately $21,000 in hardware equipment written off due to substantial doubt as to recoverability. During the year ended December 31, 2015, our cost of product revenue for our hardware and consumable sales decreased by approximately $46,000, as compared to the corresponding period in 2014, primarily due to increased sales of hardware and consumable during the year ended December 31, 2015.

Cost of services revenue decreased 88% or approximately $861,000 during the year ended December 31, 2016 as compared to the corresponding period in 2015. This decrease reflects higher professional service revenue of approximately $322,000 due to the positive impact of non-recurring revenue received from one customer in the 2015 period combined with higher level and more costly service resources utilized in the generation of such non-recurring revenue during the year ended December 31, 2015 as compared to the corresponding period in 2016. Also contributing to this decrease was the write-off of $261,000 in capitalized labor costs due to doubts as to the recoverability of such costs in the 2015 period. Costs of service revenue can vary depending upon the complexity of the project solution and the mix of labor resources utilized to complete the service element.

Cost of services revenue increased 833% or approximately $883,000 during the year ended December 31, 2015 as compared to the corresponding period in 2014. This uncharacteristic increase reflects higher professional service revenue of approximately $322,000 due to the positive impact of non-recurring revenue received from one customer in the 2015 period combined with higher level and more costly service resources utilized in the generation of such non-recurring revenue during the year ended December 31, 2015 as compared to the corresponding period in 2014. Also contributing to this uncharacteristic increase is the write-off of $261,000 in capitalized labor costs due to doubts as to the recoverability of such costs. Costs of service revenue can vary depending upon the complexity of the project solution and the mix of labor resources utilized to complete the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue (dollars in thousands)	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015	$ Change	% Change	Year Ended December 31, 2014

Total maintenance cost of revenue	$827	$—	0%	$827	$92	(13)%	$735
Percentage of total maintenance revenue	32%			32%			29%

Cost of maintenance revenue increased 13% or approximately $92,000 during the year ended December 31, 2015 as compared to the corresponding period in 2014 resulting principally from higher departmental expenses driven primarily by headcount increases for the year ended December 31, 2015 as compared to the corresponding period in 2014.

Product Gross Profit

Product gross profit (dollars in thousands)	Years Ended December 31, 2016	$ Change	% Change	Years Ended December 31, 2015	$ Change	% Change	Years Ended December 31, 2014

Software and royalties	$779	$(733)	(48)%	$1,512	$265	21%	$1,247
Percentage of software and royalty product revenue	91%			94%			95%
Hardware and consumables	$25	$36	327%	$(11)	$(30)	(158)%	$19
Percentage of hardware and consumables product revenue	37%			(32)%			17%
Services	$202	$628	147%	$(426)	$(537)	(484)%	$111
Percentage of services product revenue	61%			(77)%			53%
Total product gross profit	$1,006	$(69)	(6)%	$1,075	$(302)	(22)%	$1,377
Percentage of total product revenue	81%			49%			84%

Software and royalty gross profit decreased 48% or approximately $733,000 for the year ended December 31, 2016, as compared to the corresponding period in 2015, due primarily to lower software and royalty product revenue of approximately $744,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

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

Hardware and consumables gross profit increased approximately $36,000 for the year ended December 31, 2016, as compared to the 2015 period. This increase resulted from higher sales of hardware and consumables in project solutions of approximately $34,000 combined with corresponding lower cost of hardware and consumables product revenue of $2,000 for the year ended December 31, 2016 as compared to the corresponding period in 2015.

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

Services gross profit increased 147% or approximately $628,000 during the year ended December 31, 2016, as compared to the corresponding period in 2015, due to lower service revenue of approximately $233,000 combined with lower cost of service revenue of approximately $861,000 for the year ended December 31, 2016 as compared to the corresponding period in 2015.  The decrease in service revenue and uncharacteristically high cost of service revenue in the 2015 period reflect the impact of non-recurring revenue received from one customer in the 2015 period combined with significant costs incurred from implementation challenges. The Company’s contract with this one customer in the 2015 period also included software product revenue of approximately $440,000, offset by minimal costs. Also contributing to the services gross profit increase was the write-off of $261,000 in capitalized labor costs due to doubts as to the recoverability of such costs in the 2015 period.

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

 Maintenance Gross Profit

Maintenance gross profit (dollars in thousands)	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015	$ Change	% Change	Year Ended December 31, 2014

Total maintenance gross profit	$1,736	(14)	(1)%	$1,750	$(40)	(2)%	$1,790
Percentage of total maintenance revenue	68%			68%			71

Gross margins related to maintenance revenue were 68% for the years ended December 31, 2016 and 2015, respectively. The decrease of approximately $14,000 for the 2016 year as compared to the corresponding 2015 period primarily resulted from lower maintenance revenue of approximately $14,000 for the year ended December 31, 2016 as compared to the corresponding period in 2015. Gross margins related to maintenance revenue were 68% and 71%, respectively, for the years ended December 31, 2015 and 2014. The dollar decrease of approximately $40,000 for the 2015 year as compared to the corresponding 2014 period primarily resulted from higher maintenance revenue of approximately $52,000 for the year ended December 31, 2015 as compared to the corresponding period in 2014 offset by higher cost of maintenance revenue of approximately $92,000 for the 2015 year as compared to the 2014 year.

 Operating Expense

Operating Expense (dollars in thousands)	Year Ended December 31,	$	%	Year Ended December 31,	$	%	Year Ended December 31,
	2016	Change	Change	2015	Change	Change	2014

General and administrative	$3,722	$285	8%	$3,437	$(381)	(10)%	$3,818
Percentage of total net revenue	98%			72%			92%
Sales and marketing	$3,021	$230	8%	$2,791	$320	13%	$2,471
Percentage of total net revenue	79%			59%			59%
Research and development	$5,332	$689	15%	$4,643	$148	3%	$4,495
Percentage of total net revenue	140%			97%			108%
Depreciation and amortization	$129	$(35)	(22)%	$164	$(15)	(8)%	$179
Percentage of total net revenue	3%			3%			4%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar increase of approximately $285,000 in general and administrative expense for the year ended December 31, 2016, as compared to the corresponding period in 2015, is comprised of the following major components:

●
Increase in personnel related expense of approximately $331,000 due to head count increases;

●
Decrease in professional fees including consulting services and contract services of approximately $101,000 due primarily to decreases in patent related expenses of approximately $134,000, decreases in legal fees of approximately $14,000, decreases in various consulting, contract services and corporate expenses of approximately $34,000, offset by increases in public/inventory relation fees of approximately $35,000 and auditing fees of approximately $46,000;

●
Increase in stock-based compensation expense of approximately $96,000; and

●
Decrease in travel, insurances, licenses, dues, rent, and office related costs of approximately $41,000.

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

The dollar increase in sales and marketing expense of approximately $230,000 during the year ended December 31, 2016, as compared to the corresponding period in 2015, is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $49,000 due primarily to increases in headcount;

●
Increase in professional services of approximately $195,000 resulting primarily from increased utilization of sales consultants;

●
Increase in contract services and office related expense of approximately $50,000;

●
Decrease in our Mexico sales office related expense of approximately $65,000 due primarily to lower contractor utilization for the year ended December 31, 2016 as compared to the comparable period in 2015 due to the completion of certain identity management projects;

●
Decrease in travel and trade show expense and other selling expense of approximately $52,000; and

●
Increase in stock-based compensation of approximately $53,000.

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

We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2016 will increase as we pursue large project solution opportunities.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs.

 Research and development expense increased approximately $689,000 for the year ended December 31, 2016, as compared to the corresponding period in 2015, due primarily to the following major components:

●
Increase in personnel expenditures of approximately $702,000 due to the full year effect of several headcount increases in mid-2015 combined with lower levels of capitalized labor for the year ended December 31, 2016 as compared to the comparable period in 2015 due to the completion of certain identity management projects;

●
Increase in contractor fees and contract services of approximately $51,000;

●
Increase in stock-based compensation of approximately $48,000; and

●
Decrease in office related expense and travel of approximately $112,000.

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

Depreciation and Amortization

During the year ended December 31, 2016, depreciation and amortization expense decreased approximately $35,000 as compared to the corresponding period in 2015. During the year ended December 31, 2015, depreciation and amortization expense decreased approximately $15,000 as compared to the corresponding period in 2014.  The relatively small amount of depreciation and amortization in both periods is a reflection of the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the year ended December 31, 2016, we recognized interest income of $3,000 and interest expense of $248,000. For the year ended December 31, 2015, we recognized interest income of $7,000 and interest expense of $454,000. For the year ended December 31, 2014, we recognized interest income of $29,000 and interest expense of $445,000.

 Interest expense for the year ended December 31, 2016 contains the following components:

●
Approximately $48,000 of amortization expense of deferred financing fees related to the Lines of Credit;

●
Approximately $97,000 of amortization expense of recognized beneficial conversion feature related to the Lines of Credit borrowings;

●
Approximately $102,000 related to coupon interest on our 8% Line of Credit borrowings; and

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

Other Income

For the year ended December 31, 2016, we recognized other income of approximately $201,000 and other expense of $0.  Other income for the year ended December 31, 2016 is comprised of approximately $200,000 from the write off of certain accrued expenses due the expiration of the legal statute of limitations on such liabilities.

For the year ended December 31, 2015, we recognized other income of approximately $145,000 and other expense of $0.  Other income for the year ended December 31, 2015 is comprised of approximately $46,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company and approximately $99,000 from the recovery of a previously written-off accounts receivable.

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

Income Tax Expense

During the year ended December 31, 2016, we recorded an expense of $21,000 from income taxes, as compared to an expense of $22,000 for the year ended December 31, 2015, and expense of $25,000 for the year ended December 31, 2014.

During the years ended December 31, 2016 and 2015, our expense for income taxes of $21,000 and 22,000, respectively, related to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

We have incurred consolidated pre-tax losses during the years ended December 31, 2016, 2015 and 2014, and have incurred operating losses in all prior periods. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

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

Reliance on Lines of Credit

In March 2013, the Company and Holder entered into the Goldman Line of Credit with available borrowings of up to $2.5 million. In March 2014, available borrowings under the Goldman Line of Credit were increased to an aggregate total of $3.5 million (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder had the right to convert up to $2.5 million of the outstanding balance of the Goldman Line of Credit into shares of the Company's Common Stock for $0.95 per share. Any remaining outstanding balance was convertible into shares of the Company's Common Stock for $2.25 per share.

As consideration for the initial Goldman Line of Credit, the Company issued a warrant to the Holder, exercisable for 1,052,632 shares of the Company’s Common Stock (the "Line of Credit Warrant"). The Goldman Line of Credit Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder a second warrant, exercisable for 177,778 shares of the Company’s Common Stock (the “Amendment Warrant”). The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

The Company estimated the fair value of the Line of Credit Warrant using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk-free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the Line of Credit Warrant as a deferred financing fee of approximately $580,000 to be amortized over the life of the Goldman Line of Credit. The Company estimated the fair value of the Amendment Warrant using the Black-Scholes option pricing model using the following assumptions: term on one year, a risk-free interest rate of 2.58%, a dividend yield of 0% and volatility of 74%. The Company recorded the fair value of the Amendment Warrant as an additional deferred financing fee of approximately $127,000 to be amortized over the life of the Goldman Line of Credit.

During the years ended December 31, 2016 and 2015, the Company recorded an aggregate of approximately $48,000 and $53,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s consolidated statements of operations.

In April 2014, the Company and the Holder entered into a further amendment to the Goldman Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with the Second Holder with available borrowings of up to $500,000 (the “$500K Line of Credit”), which amount was convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under the Lines of Credit available to the Company remained unchanged at a total of $3.5 million. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the Amendment Warrant.

In December 2014, the Company and the Holder entered into a further amendment to the Goldman Line of Credit to increase available borrowings to $5.0 million and extend the maturity date of the Goldman Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, the Holder had the right to convert up to $2.5 million outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5.0 million.

In February 2015, as a result of the Series E Financing, the Company issued 1,978 shares of Series E Preferred to the Holder to satisfy $1,950,000 in principal borrowings under the Goldman Line of Credit plus approximately $28,000 in accrued interest. As a result of the Series E Financing, the Company’s borrowing capacity under the Goldman Line of Credit was reduced to $3,050,000 with the maturity date unchanged, and the $500K Line of Credit was terminated in accordance with its terms.

In March 2016, the Company and the Holder entered into a fourth amendment to the Goldman Line of Credit (the “Fourth Amendment”) solely to (i) increase available borrowings to $5.0 million; (ii) extend the maturity date to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Goldman Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

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

On December 27, 2016, in connection with the consummation of the Series G Financing, the Company and Holder agreed to enter into the Fifth Amendment (the “Line of Credit Amendment”) to the Goldman Line of Credit to provide the Company with the ability to borrow up to $5.5 million under the terms of the Goldman Line of Credit. In addition, the Maturity Date, as defined in the Goldman Line of Credit was amended to be December 31, 2017. The Line of Credit Amendment was executed on January 23, 2017.

In addition, on January 23, 2017, the Company and the Second Holder amended the $500K Line of Credit to extend the maturity date thereof to December 31, 2017. No other amendments were made to the $500K Line of Credit.

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. As there was $2,650,000 in borrowings under the Lines of Credit during the year ended December 31, 2016, the Company recorded approximately $146,000 in debt discount attributable to the beneficial conversion feature during the year ended December 31, 2016. During the year ended December 31, 2016, the Company accreted approximately $97,000, respectively, of debt discount as a component of interest expense.

The following table sets forth the Company’s activity under its Lines of Credit for the periods indicated:

Balance outstanding under Lines of Credit as of December 31, 2014	$1,550
Borrowing under Lines of Credit	750
Repayments	(350)
Exchange of Indebtedness for Series E Preferred Stock	(1,950)
Balance outstanding under Lines of Credit as of December 31, 2015	$—
Borrowings under Lines of Credit	2,650
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2016	$2,650

We currently do not anticipate generating sufficient revenue and profit to repay these borrowings in full when due. Therefore, unless the holders of the notes issued under the Lines of Credit convert any outstanding balance into shares of Common Stock, we will need to seek an extension of the maturity date of the Lines of Credit on or before December 31, 2017. If remaining available borrowings under our Lines of Credit are insufficient or we are unable to extend the maturity date of the Lines of Credit, we will be required to raise additional capital through debt and/or equity financing to continue operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financing or for an extension of the maturity date of the Lines of Credit.

Going Concern and Management's Plan

At December 31, 2016, we had a working capital deficit of approximately $3.0 million, compared to a working capital surplus of approximately $1.4 million at December 31, 2015. Our principal sources of liquidity at December 31, 2016 consisted of available borrowings under our Lines of Credit of $3.35 million, and approximately $1.68 million of cash and cash equivalents, compared to approximately $3.35 million in cash and cash equivalents at December 31, 2015.

Considering our projected cash requirements, our available cash will be insufficient to repay borrowings under our Lines of Credit in full when due at December 31, 2017, and may be insufficient to satisfy our cash requirements for the next twelve months from the date of this report, in the event our projected revenue opportunities fail to materialize as currently anticipated. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management will continue to access available borrowings under our existing Lines of Credit, and will continue to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities. In addition, management intends to seek an extension of the maturity date of the Lines of Credit on or before December 31, 2017. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or extend the maturity dates of the Lines of Credit.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, operate at a profit or generate positive cash flows in the future.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities was $7,911,000 during the year ended December 31, 2016 as compared to $7,183,000 during the year ended December 31, 2015 and $6,422,000 during the year ended December 31, 2014.  During the year ended December 31, 2016, net cash used in operating activities consisted of net loss of $9,527,000 and an increase in operating cash from changes in assets and liabilities of $383,000. We also incurred $1,235,000 in net non-cash costs including $1,162,000 in stock based compensation, $145,000 in debt issuance cost amortization and debt discount amortization, and $129,000 in depreciation and amortization offset by $200,000 of non-cash income primarily from the write-off of certain accrued expenses due to the expiration of the statute of limitations. During the year ended December 31, 2016, we generated cash of $35,000 from reductions in current assets and generated cash of $348,000 through increases in current liabilities and deferred revenues, excluding debt.

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

Investing Activities

Net cash used in investing activities was $49,000 for the year ended December 31, 2016, $87,000 for the year ended December 31, 2015 and $117,000 for the year ended December 31, 2014. For the year ended December 31, 2016, 2015 and 2014, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures. This level of equipment purchases resulted primarily from the replacement of older equipment.

Financing Activities

We generated cash of $6,195,000 from financing activities for the year ended December 31, 2016, as compared to $10,337,000 for the year ended December 31, 2015 and $4,414,000 for the year ended December 31, 2014. During the year ended December 31, 2016, we generated cash of $2,000,000 from the Series F Financing offset by $21,000 in offering costs, and $1,625,000 from the Series G Financing, offset by $11,000 in offering costs, $3,000 from the exercise of 12,626 Common Stock options and $2,650,000 from borrowings under the Lines of Credit. We used cash of $51,000 for the payment of dividends on our Series B Preferred.

During the year ended December 31, 2015, we generated cash of $10,022,000 from the Series E Financing offset by $67,000 in offering costs, $33,000 from the exercise of 39,705 Common Stock options and $750,000 from borrowings under the Goldman Line of Credit offset by the repayment of $350,000 under the Goldman Line of Credit. We used cash of $51,000 for the payment of dividends on our Series B Preferred. During the year ended December 31, 2014, we generated cash of $2,848,000 from the exercise of 4,742,632 Common Stock warrants and $67,000 from the exercise of 98,617 Common Stock options. We also generated cash of $1,550,000 from the issuance of notes payable with warrants resulting from borrowing under the Goldman Line of Credit. We used cash of $51,000 for the payment of dividends on our Series B Preferred.

Debt

At December 31, 2016, we had approximately $2,528,000 in outstanding debt, net of unamortized debt discount of approximately $122,000 and in addition the Company owed approximately $102,000 in related accrued interest.

   Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2016 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$728	$450	$269	$9	$—
Notes payable under related party lines of credit	2,650	2,650	—	—	—
Total	$3,378	$3,100	$269	$9	$—

   Real Property Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2016:

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

●
8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month, until the expiration of the lease on November 30, 2017.

In addition to the corporate headquarters lease in San Diego, California, we also lease space in Ottawa, Province of Ontario, Canada; and Mexico City, Mexico.

Stock-based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$20	$15	$12
General and administrative	714	618	572
Sales and marketing	224	171	142
Research and development	204	156	130

Total	$1,162	$960	$856

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies, which are adopted by us as of the specified effective date.  Unless otherwise discussed, the Company’s management believes the impact of recently issued standards not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. See Note 1 to these consolidated financial statements for a detailed discussion of recently issued accounting pronouncements.

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

A significant number of our contracts require payment in U.S. dollars.  We therefore do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although in the event any future contracts are denominated in a foreign currency, we may do so in the future.  As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Mayer Hoffman McCann P.C., our  independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Part IV below.

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

                The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

                The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

                The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

                The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 27, 2005 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed October 14, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed February 16, 2017).
3.4
Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 2, 2015).

3.5
Certificate of Designations, Preferences and Rights of the Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 9, 2016).

3.6
Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 30, 2016).

3.7
Amendment No. 1 to the Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed December 30, 2016).

4.1	Form of Amendment to Warrant, dated March 21, 2012, (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K, filed April 4, 2012).
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

10.20	Employment Agreement, dated January 1, 2013, between the Company and Wayne Wetherell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.21	Employment Agreement, dated January 1, 2013, between the Company and David Harding (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 7, 2013).
10.22	Convertible Promissory Note dated March 27, 2013 issued by the Company to Neal Goldman (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, filed April 1, 2013).
10.23	Amendment to Convertible Promissory Note, dated March 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 13, 2014).
10.24	Note Exchange Agreement, dated January 29, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 2, 2015).
10.25	Sixth Amendment to Employment Agreement, by and between S. James Miller and the Company, dated November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 7, 2013).
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
10.30
Third Amendment to Employment Agreement, by and between Wayne Wetherell and the Company, dated December 14, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 21, 2015).

10.31
Third Amendment to Employment Agreement, by and between David E. Harding and the Company, dated December 14, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 21, 2015).

10.32
Eighth Amendment to Employment Agreement, by and between S. James Miller and the Company, dated December 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 21, 2015).

10.33	Amendment No. 4 to Convertible Promissory Note, dated March 8, 2016 (incorporated by reference to the Company's Current Report on Form 8-K, filed March 10, 2017).

10.34	Convertible Promissory Note, dated March 9, 2016 (incorporated by reference to the Company's Current Report on Form 8-K, filed March 10, 2017).
10.35	Form of Securities Purchase Agreement, dated September 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 9, 2016).
10.36	Amendment No. 5 to Convertible Promissory Note, dated January 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K, filed January 26, 2017).
10.37	Form of Subscription Agreement for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 30, 2016).
10.38	Form of Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 30, 2016).
10.39
Ninth Amendment to Employment Agreement, by and between James Miller, Jr. and the Company, dated October 20, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 30, 2016).

10.40
Fourth Amendment to Employment Agreement, by and between Wayne Wetherell and the Company, dated October 20, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 30, 2016).

10.41
Fourth Amendment to Employment Agreement, by and between David E. Harding and the Company, dated October 20, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated December 30, 2016).

21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 30, 2017	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: March 30, 2017	/s/ Wayne Wetherell
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 30, 2017	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chairman of the Board

Date: March 30, 2017	/s/ David Loesch
David Loesch
Director

Date: March 30, 2017	/s/ Steve Hamm
Steve Hamm
Director
/s/ David Carey
Date: March 30, 2017	David Carey
Director
/s/ John Cronin
Date: March 30, 2017	John Cronin
Director
/s/ Neal Goldman
Date: March 30, 2017	Neal Goldman
Director
/s/ Charles Crocker
Date: March 30, 2017	Charles Crocker
Director
/s/ Dana Kammersgard
Date: March 30, 2017	Dana Kammersgard
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
ImageWare Systems, Inc.

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageWare Systems, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ImageWare Systems, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2017, expressed an unqualified opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
ImageWare Systems, Inc.

We have audited ImageWare Systems, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). ImageWare Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ImageWare Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ImageWare Systems, Inc. and our report dated March 30, 2017, expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 30, 2017

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$1,586	$3,352
Accounts receivable, net of allowance for doubtful accounts of $1 and $3 at December 31, 2016 and 2015, respectively.	287	349
Inventory, net	23	46
Other current assets	135	69
Total Current Assets	2,031	3,816

Property and equipment, net	93	162
Other assets	34	98
Intangible assets, net of accumulated amortization	106	117
Goodwill	3,416	3,416
Total Assets	$5,680	$7,609

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$425	$198
Deferred revenue	1,045	1,059
Accrued expenses	1,047	1,149
Convertible lines of credit to related parties, net of discount	2,528	—
Total Current Liabilities	5,045	2,406

Pension obligation	1,895	1,511
Total Liabilities	6,940	3,917

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at December 31, 2016 and 2015; liquidation preference $607 at December 31, 2016 and 2015.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 shares issued and outstanding at December 31, 2016 and 2015; liquidation preference $12,000 and $12,240 at December 31, 2016 and 2015, respectively.	—	—
Series F Convertible Redeemable Preferred Stock, $0.01 par value; designated 2,000 shares, 2,000 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively; liquidation preference $2,000 at December 31, 2016.	—	—
Series G Convertible Redeemable Preferred Stock, $0.01 par value; designated 6,120 shares, 6,021 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively; liquidation preference $6,021 at December 31, 2016.	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 91,853,499 and 94,077,599 shares issued at December 31, 2016 and 2015, respectively, and 91,846,795 and 94,070,895 shares outstanding at December 31, 2016 and 2015, respectively.	917	940
Additional paid-in capital	156,195	149,902
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,543)	(1,195)
Accumulated deficit	(156,767)	(145,893)
Total Shareholders’ Equity (Deficit)	(1,260)	3,692
Total Liabilities and Shareholders’ Equity (Deficit)	$5,680	$7,609

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product	$1,249	$2,192	$1,634
Maintenance	2,563	2,577	2,525
	3,812	4,769	4,159
Cost of revenues:
Product	243	1,117	257
Maintenance	827	827	735
Gross profit	2,742	2,825	3,167

Operating expenses:
General and administrative	3,722	3,437	3,818
Sales and marketing	3,021	2,791	2,471
Research and development	5,332	4,643	4,495
Depreciation and amortization	129	164	179
	12,204	11,035	10,963
Loss from operations	(9,462)	(8,210)	(7,796)

Interest expense	245	447	416
Other income, net	(201)	(145)	(297)
Loss before income taxes	(9,506)	(8,512)	(7,915)

Income tax expense	21	22	25
Net loss	$(9,527)	$(8,534)	$(7,940)
Preferred dividends	(1,347)	(1,065)	(51)
Net loss available to common shareholders	$(10,874)	$(9,599)	$(7,991)

Basic and diluted loss per common share — see Note 2:
Net loss	$(0.10)	$(0.09)	$(0.09)
Preferred dividends	(0.02)	(0.01)	(—)
Basic and diluted loss per share available to common shareholders	$(0.12)	$(0.10)	$(0.09)
Basic and diluted weighted-average shares outstanding	94,426,783	93,786,079	91,795,971

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(9,527)	$(8,534)	$(7,940)
Other comprehensive income (loss):
Reduction (increase) in additional minimum pension liability	(347)	332	(744)
Foreign currency translation adjustment	(1)	67	(20)
Comprehensive loss	$(9,875)	$(8,135)	$(8,704)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Series B Convertible Redeemable Preferred		Series E Convertible Redeemable Preferred		Series F Convertible Redeemable Preferred		Series G Convertible Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Compre-hensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2013	239,400	$2	-	$-	-	$-	-	$-	87,555,317	$874	(6,704)	$(64)	$131,652	$(830)	$(128,303)	$3,331

Issuance of Common Stock pursuant to warrant exercises	-	-	-	-	-	-	-	-	4,742,632	47	-	-	2,801	-	-	2,848
Settlement of derivative liabilities pursuant to warrants exercised for cash	-	-	-	-	-	-	-	-	-	-	-	-	57	-	-	57
Issuance of Common Stock pursuant to cashless warrant exercises	-	-	-	-	-	-	-	-	868,565	9	-	-	(9)	-	-	-
Warrants issued to secure increase in line of credit borrowing facility	-	-	-	-	-	-	-	-	-	-	-	-	128	-	-	128
Issuance of Common Stock pursuant to option exercises	-	-	-	-	-	-	-	-	98,617	1	-	-	66	-	-	67
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	296	-	-	296
Warrants issued in lieu of cash as compensation	-	-	-	-	-	-	-	-	-	-	-	-	53	-	-	53
Conversion of related party notes payable to Common Stock	-	-	-	-	-	-	-	-	154,607	2	-	-	83	-	-	85
Stock-based compensation expense	-	-	-	-	-	-	-	-	94,116	1	-	-	855	-	-	856
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	(744)	-	(744)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(20)	-	(20)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(51)	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,940)	(7,940)
Balance at December 31, 2014	239,400	$2	-	$-	-	$-	-	$-	93,513,854	$934	(6,704)	$(64)	$135,982	$(1,594)	$(136,294)	$(1,034)

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (In thousands, except share amounts)
(continued)

	Series B Convertible Redeemable Preferred		Series E Convertible Redeemable Preferred		Series F Convertible Redeemable Preferred		Series G Convertible Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Compre- hensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2014	239,400	$2	-	$-	-	$-	-	$-	93,513,854	$934	(6,704)	$(64)	$135,982	$(1,594)	$(136,294)	$(1,034)

Issuance of Series E Convertible Redeemable Preferred Stock for cash, net of issuance costs	-	-	10,022	-	-	-	-	-	-	-	-	-	9,955	-	-	9,955
Conversion of related party debt into Series E Convertible Redeemable Preferred Stock	-	-	1,978	-	-	-	-	-	-	-	-	-	1,978	-	-	1,978
Issuance of Common Stock in payment of Series E Preferred dividends	-	-	-	-	-	-	-	-	478,664	5	-	-	769	-	(774)	-
Issuance of Common Stock pursuant to cashless warrant exercises	-	-	-	-	-	-	-	-	45,376	1	-	-	(1)	-	-	-
Issuance of Common Stock pursuant to option exercises	-	-	-	-	-	-	-	-	39,705	-	-	-	33	-	-	33
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	146	-	-	146
Warrants modified in lieu of cash as compensation	-	-	-	-	-	-	-	-	-	-	-	-	80	-	-	80
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	960	-	-	960
Reduction in minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	332	-	332
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	67	-	67
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(291)	(291)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,534)	(8,534)
Balance at December 31, 2015	239,400	$2	12,000	$-	-	$-	-	$-	94,077,599	$940	(6,704)	$(64)	$149,902	$(1,195)	$(145,893)	$3,692

 The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (In thousands, except share amounts)
(continued)

	Series B Convertible Redeemable Preferred		Series E Convertible Redeemable Preferred		Series F Convertible Redeemable Preferred		Series G Convertible Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Compre- hensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2015	239,400	$2	12,000	$-	-	$-	-	$-	94,077,599	$940	(6,704)	$(64)	$149,902	$(1,195)	$(145,893)	$3,692

Issuance of Series F Convertible Redeemable Preferred Stock for cash, net of issuance costs	-	-	-	-	2,000	-	-	-	-	-	-	-	1,979	-	-	1,979
Issuance of Series G Convertible Redeemable Preferred Stock for cash, net of issuance costs	-	-	-	-	-	-	1,625	-	-	-	-	-	1,614	-	-	1,614
Issuance of Series G Convertible Redeemable Preferred Stock in exchange for Common Stock	-	-	-	-	-	-	4,396	-	(3,383,830)	(34)	-	-	31	-	-	(3)
Issuance of Common Stock pursuant to cashless warrant exercises	-	-	-	-	-	-	-	-	144,459	1	-	-	(1)	-	-	-
Issuance of Common Stock pursuant to option exercises	-	-	-	-	-	-	-	-	12,626	-	-	-	3	-	-	3
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	219	-	-	219
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	1,162	-	-	1,162
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	(347)	-	(347)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Dividends on preferred stock	-	-	-	-	-	-	-	-	1,002,645	10	-	-	1,286	-	(1,347)	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,527)	(9,527)
Balance at December 31, 2016	239,400	$2	12,000	$-	2,000	$-	6,021	$-	91,853,499	$917	(6,704)	$(64)	$156,195	$(1,543)	$(156,767)	$(1,260)

 The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
Cash flows from operating activities	2016	2015	2014
Net loss	$(9,527)	$(8,534)	$(7,940)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	129	164	179
Amortization of debt discounts and debt issuance costs	145	438	426
Stock-based compensation	1,162	960	856
Write down of capitalized labor inventory to net realizable value	—	281	—
Reduction in accounts payable and accrued expenses from expiration of statute of limitations	(200)	—	(224)
Warrants modified/issued in lieu of cash as compensation for services	—	80	53
Change in assets and liabilities
Accounts receivable	62	(83)	35
Inventory	23	589	(411)
Other assets	(50)	17	62
Accounts payable	227	(261)	188
Accrued expenses	94	(76)	130
Deferred revenue	(13)	(768)	165
Pension obligation	37	10	59

Total adjustments	1,616	1,351	1,518

Net cash used by operating activities	(7,911)	(7,183)	(6,422)

Cash flows from investing activities
Purchase of property and equipment	(49)	(87)	(117)

Net cash used by investing activities	(49)	(87)	(117)

Cash flows from financing activities
Proceeds from line of credit, net	2,650	400	1,550
Proceeds from exercise of stock options	3	33	67
Proceeds from issuance of preferred stock, net of issuance costs	3,593	9,955	—
Dividends paid to preferred stockholders	(51)	(51)	(51)
Proceeds from exercised warrants to purchase stock	—	—	2,848

Net cash provided by financing activities	6,195	10,337	4,414

Effect of exchange rate changes on cash	(1)	67	(20)
Net increase (decrease) in cash	(1,766)	3,134	(2,145)
Cash at beginning of year	3,352	218	2,363
Cash at end of year	$1,586	$3,352	$218
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1	$2
Cash paid for income taxes	$—	$—	$1
Summary of non-cash investing and financing activities:
Conversion of related party notes payable into Common Stock	$—	$—	$85
Conversion of related party notes payable into Series E Preferred	$—	$1,978	$—
Beneficial conversion feature of convertible debt	$219	$146	$296
Accrued unpaid dividends on Series E Preferred	$—	$240	$—
Stock dividend on Series E Preferred	$1,228	$774	$—
Stock dividend on Series F Preferred	$63	$240	$—
Stock dividend on Series G Preferred	$5	$—	$—
Issuance of Common Stock pursuant to cashless warrant exercises	$1	$1	$9
Exchange of Common Stock for Series G Preferred	$34	$—	$—
Reduction (increase) in additional minimum pension liability	$(347)	$332	$(744)
Reclassification of warrants previously classified as derivative liabilities to additional paid-in capital	$—	$—	$57
Issuance of common warrants securing line of credit borrowing facility	$—	$—	$128
Issuance of restricted stock pursuant to achievement of vesting conditions	$—	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

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

Recent Developments

 Creation of Series G Convertible Redeemable Preferred Stock and Series G Financing

On December 27, 2016, the Company filed the Certificate of Designations, Preferences, and Rights of the Series G Convertible Preferred Stock with the Delaware Division of Corporations, designating 6,120 shares of the Company’s preferred stock, par value $0.01 per share, as Series G Convertible Redeemable Preferred Stock (“Series G Preferred”). Shares of Series G Preferred rank junior to the Company’s Series B Convertible Redeemable Preferred Stock, Series E Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock as well as the Company’s existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). Each share of Series G Preferred has a liquidation preference of $1,000 per share (“Series G Liquidation Preference”), and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Series G Liquidation Preference, divided by $1.50.

On December 29, 2016, the Company accepted subscription forms from certain accredited investors (the “Investors”) to purchase a total of 1,625 shares of Series G Preferred for $1,000 per share (the “Series G Financing”), resulting in gross proceeds to the Company of $1,625,000 net of issuance costs of approximately $11,000. In addition, the Company also received executed exchange agreements from the Investors pursuant to which the Company exchanged an aggregate total of approximately 3.4 million shares of Common Stock held by the Investors for an aggregate total of approximately 4,400 shares of Series G Preferred.

Creation of Series F Convertible Redeemable Preferred Stock and Series F Financing

On September 2, 2016, the Company filed the Certificate of Designations, Preferences, and Rights of the Series F Convertible Preferred Stock with the Delaware Division of Corporations, designating 2,000 shares of its preferred stock as Series F Convertible Redeemable Preferred Stock (“Series F Preferred”). Shares of Series F Preferred rank junior to the Company’s Series B Convertible Redeemable Preferred Stock, Series E Convertible Redeemable Preferred Stock and existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of the Company’s Common Stock. Each share of Series F Preferred has a liquidation preference of $1,000 per share (“Series F Liquidation Preference”), and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Series F Liquidation Preference, divided by $1.50.

On September 7, 2016, the Company and Cap 1 LLC (the “Investor”), entered into a securities purchase agreement, wherein the Investor agreed to purchase 2,000 shares of Series F Preferred for $1,000 per share (the “Series F Financing”), resulting in gross proceeds to the Company of $2.0 million net of issuance costs of approximately $21,000.

Amendments to Lines of Credit

On December 27, 2016, in connection with the consummation of the Series G Financing, the Company and Neal Goldman, a member of the Company’s Board of Directors (the “Holder”), agreed to enter into the fifth amendment (the “Line of Credit Amendment”) to the convertible promissory note previously issued by the Company to the Holder on March 27, 2013 (the “Goldman Line of Credit”), to provide the Company with the ability to borrow up to $5.5 million under the terms of the Goldman Line of Credit, bringing the total amount the Company may borrow under its existing lines of credit to $6.0 million. In addition, the Maturity Date, as defined in the Goldman Line of Credit, was amended to be December 31, 2017. The Line of Credit Amendment was executed on January 23, 2017.

              In addition, on January 23, 2017, the Company and Charles Crocker, also a member of the Board of Directors of the Company, amended the line of credit and promissory note, dated March 9, 2016 (the “Crocker LOC”), to extend the maturity date thereof to December 31, 2017. No other amendments were made to the Crocker LOC.

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

Liquidity, Going Concern and Management's Plan

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, including our Lines of Credit (defined above). Our principal uses of cash have included cash used in operations, product development, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. Management expects that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

                At December 31, 2016, we had a working capital deficit of approximately $3.0 million, compared to a working capital surplus of approximately $1.4 million at December 31, 2015. Our principal sources of liquidity at December 31, 2016 consisted of available borrowings under our Lines of Credit of $3.35 million, and approximately $1.68 million of cash and cash equivalents, compared to approximately $3.35 million in cash and cash equivalents at December 31, 2015.

                Considering our projected cash requirements, our available cash will be insufficient to repay borrowings under our Lines of Credit in full when due at December 31, 2017, and may be insufficient to satisfy our cash requirements for the next twelve months from the date of this report, in the event our projected revenue opportunities fail to materialize as currently anticipated. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management will continue to access available borrowings under our existing Lines of Credit, and will continue to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities. In addition, management intends to seek an extension of the maturity date of the Lines of Credit on or before December 31, 2017. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or extend the maturity dates of the Lines of Credit.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, operate at a profit or generate positive cash flows in the future.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s wholly-owned subsidiaries are XImage Corporation, a California Corporation, ImageWare Systems ID Group, Inc. a Delaware corporation (formerly Imaging Technology Corporation), I.W. Systems Canada Company, a Nova Scotia unlimited liability company, ImageWare Digital Photography Systems, Inc., LLC a Nevada limited liability company (formerly Castleworks LLC), Digital Imaging International GmbH, a company formed under German laws and Image Ware Mexico S de RL de CV, a company formed under Mexican laws. All significant intercompany transactions and balances have been eliminated.

Operating Cycle

Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, although they will be liquidated in the normal course of contract completion which may take more than one operating cycle.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, deferred revenues and lines of credit payable to related parties, the carrying amounts approximate fair value due to their relatively short maturities.

Revenue Recognition

The Company recognizes revenue from the following major revenue sources:

●
Long-term fixed-price contracts involving significant customization;

●
Fixed-price contracts involving minimal customization;

●
Software licensing;

●
Sales of computer hardware and identification media; and

●
Post-contract customer support (“ PCS”).

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

The Company did not record any goodwill impairment charges for the years ended December 31, 2016, 2015 or 2014.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2016 and 2015 exceeded the FDIC insurance limits of $250,000. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $1,000 and $3,000 at December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016 two customers accounted for approximately 30% or $1,162,000 of total revenues and had trade receivables of $78,000 as of the end of the year.  For the year ended December 31, 2015 two customers accounted for approximately 37% or $1,753,000 of total revenues and had trade receivables of $78,000 as of the end of the year. For the year ended December 31, 2014, one customer accounted for approximately 17% or $725,000 of total revenues and $0 trade receivables as of the end of the year.

Stock-Based Compensation

 At December 31, 2016, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $1,162,000, $744,000 and $618,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2016, 2015 and 2014 ranged from 65% to 116%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2016, 2015 and 2014 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2016, 2015 and 2014 averaged 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

Restricted stock units are recorded at the grant date fair value with corresponding compensation expense recorded ratably over the requisite service period.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at weighted-average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive loss, decreased approximately $1,000 for the year ended December 31, 2016, increased approximately $67,000 for the year ended December 31, 2015 and decreased approximately $20,000 for the year ended December 31, 2014.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred approximately $24,000 in advertising expenses during the year ended December 31, 2016, $12,000 in advertising expenses during the year ended December 31, 2015 and $9,000 during the year ended December 31, 2014.

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

(Amounts in thousands, except share and per share amounts)
	Year Ended December 31,
Numerator for basic and diluted loss per share:	2016	2015	2014
Net loss	$(9,527)	$(8,534)	$(7,940)
Preferred dividends	(1,347)	(1,065)	(51)
Net loss available to common shareholders	$(10,874)	$(9,599)	$(7,991)

Denominator for basic loss per share — weighted-average shares outstanding	94,426,783	93,786,079	91,795,971
Effect of dilutive securities	—	—	—
Denominator for diluted loss per share — weighted-average shares outstanding	94,426,783	93,786,079	91,795,971

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.09)	$(0.09)
Preferred dividends	(0.02)	(0.01)	(—)
Net loss available to common shareholders	$(0.12)	$(0.10)	$(0.09)

 The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2016	Common Share Equivalents at December 31, 2015	Common Share Equivalents at December 31, 2014
Convertible lines of credit	2,201,903	—	1,649,548
Convertible redeemable preferred stock – Series B	46,029	46,029	46,029
Convertible redeemable preferred stock – Series E	6,315,789	6,442,105	—
Convertible redeemable preferred stock – Series F	1,333,333	—	—
Convertible redeemable preferred stock – Series G	4,014,000	—	—
Stock options	6,506,843	5,376,969	4,057,296
Warrants	175,000	450,000	977,778
Total Potential Dilutive Securities	20,592,897	12,315,103	6,730,651

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

FASB ASU No. 2014-09. In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB finalized a one-year deferral of the effective date of the new standard. For public entities, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end public companies are therefore required to apply the revenue guidance beginning in their 2018 interim and annual financial statements. The standard permits the use of either the retrospective or cumulative effect transition method. We currently anticipate adopting the standard using the cumulative effect transition method during the first fiscal quarter in 2018.

FASB ASU No. 2014-15. In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 became effective in the fourth quarter of 2016. The adoption of ASU No. 2014-15 did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-03. In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard became effective for the Company beginning January 1, 2016. The adoption of ASU No. 2015-03 did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2015-11. In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU No. 2015-11 require an entity of measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 did not have a significant impact on our consolidated financial statements.

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

    FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, “Leases”. This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and anticipates commencement of adoption planning in the fourth fiscal quarter of 2018.

FASB ASU No. 2016-06. In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of ASU No. 2016-06 did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2016-08. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)(“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

FASB ASU No. 2016-09. In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. The adoption ASU No. 2016-09 did not have a significant impact on our consolidated financial statements.

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

FASB ASU No. 2016-13. In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This guidance is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.

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

FASB ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments of this ASU eliminate step 2 from the goodwill impairment test. The annual, or interim test is performed by comparing the fair value of a reporting unit with its carrying amount. The amendments of this ASU also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and if it fails that qualitative test, to perform step 2 of the goodwill impairment test. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.

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

	Fair Value at December 31, 2016
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,645	$1,645	$—	$—
Totals	$1,645	$1,645	$—	$—

	Fair Value at December 31, 2015
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,557	$1,557	$—	$—
Totals	$1,557	$1,557	$—	$—

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

4.  INTANGIBLE ASSETS AND GOODWILL

The Company has intangible assets in the form of trademarks, trade names and patents. The carrying amount of the Company’s acquired trademarks and trade names was $0 as of December 31, 2016 and 2015, respectively, which include accumulated amortization of $347,000 as of December 31, 2016 and 2015. Amortization expense related to trademarks and tradenames was $0, $15,000 and $15,000 for the years ended December 31, 2016, 2015 and 2014, respectively. All intangible assets are amortized over their estimated useful lives with no estimated residual values. Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent intangible assets were $105,000 and $117,000 as of December 31, 2016 and 2015, respectively, which includes accumulated amortization of $554,000 and $542,000 as of December 31, 2016 and 2015, respectively.  Amortization expense for patent intangible assets was $12,000 for the years ended December 31, 2016, 2015 and 2014. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 9.5 years. There was no impairment of the Company's intangible assets during the years ended December 31, 2016, 2015 and 2014.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired during the years ended December 31, 2016, 2015 and 2014.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2017	$12
2018	12
2019	12
2020	12
2021	12
Thereafter	45
Totals	$105

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

The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes. As consideration for the waiver and note extension, the Company issued to the Related-Party Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s Common Stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014, of which no warrants to purchase shares of Common Stock were outstanding and exercisable as of December 31, 2016.

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

Lines of Credit

In March 2013, the Company and Holder entered into the Goldman Line of Credit with available borrowings of up to $2.5 million. In March 2014, the Goldman Line of Credit’s borrowing was increased to an aggregate total of $3.5 million (the “Amendment”). Pursuant to the terms and conditions of the Amendment, the Holder had the right to convert up to $2.5 million of the outstanding balance of the Goldman Line of Credit into shares of the Company's Common Stock for $0.95 per share. Any remaining outstanding balance was convertible into shares of the Company's Common Stock for $2.25 per share.

As consideration for the initial Goldman Line of Credit, the Company issued a warrant to the Holder, exercisable for 1,052,632 shares of the Company’s Common Stock (the "Line of Credit Warrant"). The Goldman Line of Credit Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to the Holder a second warrant, exercisable for 177,778 shares of the Company’s Common Stock (the “Amendment Warrant”). The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

The Company estimated the fair value of the Line of Credit Warrant using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk-free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the Line of Credit Warrant as a deferred financing fee of approximately $580,000 to be amortized over the life of the Goldman Line of Credit. The Company estimated the fair value of the Amendment Warrant using the Black-Scholes option pricing model using the following assumptions: term on one year, a risk-free interest rate of 2.58%, a dividend yield of 0% and volatility of 74%. The Company recorded the fair value of the Amendment Warrant as an additional deferred financing fee of approximately $127,000 to be amortized over the life of the Goldman Line of Credit.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded an aggregate of approximately $48,000, $53,000 and $369,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s consolidated statements of operations.

In April 2014, the Company and the Holder entered into a further amendment to the Goldman Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with the Second Holder with available borrowings of up to $500,000 (the “Crocker LOC”), which amount was convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under the Lines of Credit available to the Company remained unchanged at a total of $3.5 million. In connection with the Second Amendment, the Holder assigned and transferred to the Second Holder one-half of the Amendment Warrant.

In December 2014, the Company and the Holder entered into a further amendment to the Goldman Line of Credit to increase the available borrowing to $5.0 million and extend the maturity date of the Goldman Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, the Holder had the right to convert up to $2.5 million outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5.0 million.

In February 2015, as a result of the Series E Financing, the Company issued 1,978 shares of Series E Preferred to the Holder to satisfy $1,950,000 in principal borrowings under the Goldman Line of Credit plus approximately $28,000 in accrued interest. As a result of the Series E Financing, the Company’s borrowing capacity under the Goldman Line of Credit was reduced to $3,050,000 with the maturity date unchanged and the $500K Line of Credit was terminated in accordance with its terms.

In March 2016, the Company and the Holder entered into a fourth amendment to the Goldman Line of Credit (the “Fourth Amendment”) solely to (i) increase available borrowings to $5.0 million; (ii) extend the maturity date to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Goldman Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

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

On December 27, 2016, in connection with the consummation of the Series G Financing, the Company and Holder agreed to enter into the Fifth Amendment (the “Line of Credit Amendment”) to the Goldman Line of Credit to provide the Company with the ability to borrow up to $5.5 million under the terms of the Goldman Line of Credit. In addition, the Maturity Date, as defined in the Goldman Line of Credit was amended to be December 31, 2017. The Line of Credit Amendment was executed on January 23, 2017.

In addition, on January 23, 2017, the Company and the Second Holder amended the $500K Line of Credit to extend the maturity date thereof to December 31, 2017. No other amendments were made to the $500K Line of Credit.

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. As there was $2,650,000 in borrowings under the Lines of Credit during the year ended December 31, 2016, the Company recorded approximately $146,000 in debt discount attributable to the beneficial conversion feature during the year ended December 31, 2016. During the year ended December 31, 2016, the Company accreted approximately $97,000, respectively, of debt discount as a component of interest expense. At December 31, 2016, unamortized note discount was approximately $122,000.

The following table sets forth the Company’s activity under its Lines of Credit for the periods indicated:

Balance outstanding under Lines of Credit as of December 31, 2014	$1,550
Borrowing under Lines of Credit	750
Repayments	(350)
Exchange of Indebtedness for Series E Preferred Stock	(1,950)
Balance outstanding under Lines of Credit as of December 31, 2015	$—
Borrowings under Lines of Credit	2,650
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2016	$2,650

6.  INVENTORY

Inventories of $23,000 as of December 31, 2016 were comprised of work in process of $19,000 representing direct labor costs on in-process projects and finished goods of $4,000 net of reserves for obsolete and slow-moving items of $3,000.

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

7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2016 and 2015, consists of:

($ in thousands)	2016	2015

Equipment	$935	$887
Leasehold improvements	11	11
Furniture	101	101
	1,047	999
Less accumulated depreciation	(954)	(837)
	$93	$162

Total depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $117,000, $137,000 and $152,000, respectively.

8.  ACCRUED EXPENSES

Principal components of accrued expenses consist of:

($ in thousands)	December 31, 2016	December 31, 2015

Compensated absences	$313	$260
Wages, payroll taxes and sales commissions	28	11
Customer deposits	198	69
Liquidated damages	—	200
Royalties	147	147
Pension and employee benefit plans	7	6
Income and sales taxes	161	131
Dividends	27	261
Interest payable to related parties	102	—
Other	64	64
	$1,047	$1,149

9.  LINES OF CREDIT

Outstanding lines of credit consist of the following:

($ in thousands)	December 31, 2016	December 31, 2015
Lines of Credit
8% convertible lines of credit. Face value of advances under lines of credit $2,650 at December 31, 2016 and $0 at December 31, 2015, respectively. Discount on advances under lines of credit is $122 at December 31, 2016 and $0 at December 31, 2015, respectively. Maturity date is December 31, 2017.	$2,528	$—

Total lines of credit to related parties	2,528	—
Less current portion	(2,528)	—
Long-term lines of credit to related parties	$—	$—

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

ASC 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The amount accrued for uncertain tax positions was zero at December 31, 2016, 2015 and 2015, respectively.

The Company’s uncertain position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax position could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2016 and 2015 was approximately $12,000 and $11,000, respectively.

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

The significant components of the income tax provision are as follows:

($ in thousands)	Year Ended December 31,
Current	2016	2015	2014
Federal	$—	$—	$—
State	—	—	—
Foreign	21	22	25

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$21	$22	$25

The principal components of the Company’s deferred tax assets at December 31, 2016, 2015 and 2014 are as follows:

($ in thousands)	2016	2015	2014

Net operating loss carryforwards	$17,829	$15,948	$14,200
Intangible and fixed assets	102	220	427
Stock based compensation	2,324	1,861	1,565
Reserves and accrued expenses	8	8	6
Other	—	—	(85)
	20,263	18,037	16,113
Less valuation allowance	(20,263)	(18,037)	(16,113)

Net deferred tax assets	$—	$—	$—

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2016	2015	2014

Amounts computed at statutory rates	$(3,239)	$(2,902)	$(2,699)
State income tax, net of federal benefit	(462)	(262)	(212)
Expiration of net operating loss carryforwards	1,082	695	708
Non-deductible interest	49	149	145
Foreign taxes	362	413	386
Other	3	5	4
Net change in valuation allowance on deferred tax assets	2,226	1,924	1,693

	$21	$22	$25

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

At December 31, 2016, 2015 and 2014, the Company had federal and state net operating loss carryforwards, a portion of which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2021 through 2036. The state net operating loss carryforwards expire at various dates from 2029 through 2036.

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

               Tax returns for the years 2012 through 2016 are subject to examination by taxing authorities.

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

Under the terms of the employment agreements with our Senior Vice President of Administration and Chief Financial Officer, this executive will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six month's of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of six months; (iii) immediate vesting of 50% of their outstanding stock options and restricted stock awards. In the event that their employment is terminated within six months prior to or thirteen months following a change of control (as defined in the employment agreements), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

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

On December 28, 2016, the Company entered into amendments to the employment agreements for the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Technical Officer. Effective October 20, 2016, the term of each executive officer's employment agreement was extended until December 31, 2017.

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

Leases

The Company’s corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2016:

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

●
8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2017.

 At December 31, 2016, future minimum lease payments are as follows:

($ in thousands)
2017	$450
2018	201
2019	34
2020	34
2021	9
Total	$728

Rental expense incurred under operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $492,000, $477,000 and $430,000, respectively.

12.  EQUITY

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) outstanding as of December 31, 2016 and 2015. At December 31, 2016 and 2015, the Company had cumulative undeclared dividends of approximately $8,000 ($0.03 per share). There were no conversions of Series B Preferred into Common Stock during the years ended December 31, 2016, 2015 and 2014. The Company paid dividends of approximately $51,000 to the holders of our Series B Preferred in 2016, 2015 and 2014.

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

Any time after the six-month period following the issuance date, the Company may redeem all or a portion of the Series E Preferred outstanding upon thirty (30) calendar day's prior written notice (the “Company's Redemption Notice”) in cash at a price per share of Series E Preferred equal to 110% of the liquidation preference amount plus all accrued and unpaid dividends.  Also, simultaneous with the occurrence of a change of control transaction, the Company, at its option, shall have the right to redeem all or a portion of the outstanding Series E Preferred in cash at a price per share of Series E Preferred equal to 110% of the liquidation preference amount plus all accrued and unpaid dividends.

In February 2015, the Company consummated a registered direct offering conducted without an underwriter or placement agent. In connection therewith, the Company issued 12,000 shares of Series E Preferred to certain investors at a price of $1,000 per share, with each share convertible into 526.32 shares of the Company’s Common Stock at $1.90 per share.

On December 29, 2016, the Company filed Amendment No. 1 to the Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock (the “Series E Amendment”) with the Delaware Division of Corporations. The Series E Amendment made the following changes to the Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock: (i) the Company may only make dividend payments in cash received from positive cash flow from operations; (ii) beginning on July 1, 2017, in the event the Company pays accrued dividend payments in shares of Common Stock for more than four consecutive quarterly periods, holders of shares of Series E Preferred will have the right to immediately appoint two designees to the Company’s Board of Directors (the “ Director Appointment Provision ”); (iii) dividend payments incurred on December 31, 2016 and March 31, 2017 may be paid in shares of Common Stock, without triggering the Director Appointment Provision; and (iv) the term Permitted Indebtedness (as defined in the Series E Certificate of Designations) was revised to cover permitted borrowings of up to $6.0 million.

The Company had 12,000 shares of Series E Preferred outstanding as of December 31, 2016 and 2015, respectively.  At December 31, 2016 and 2015, the Company had cumulative undeclared dividends of approximately $0 and $240,000, respectively.  There were no conversions of Series E Preferred into Common Stock during the twelve months ended December 31, 2016. For the twelve-month period ended December 31, 2016, the Company issued the holders of Series E Preferred 950,362 shares of Common Stock as payment of dividends due, on a quarterly basis, for the twelve months ended December 31, 2016. For the twelve months ended December 31, 2015, the Company paid the holders of our Series E Preferred cash dividends of $240,000 and issued the holders of our Series E Preferred 478,664 shares of common stock as payment of quarterly dividends for the period of January 1, 2015 through September 30, 2015.

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

The Company had 2,000 shares of Series F Preferred outstanding as of December 31, 2016 and no shares outstanding at December 31, 2015.  At December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series F Preferred into Common Stock during the year ended December 31, 2016. The Company issued the holders of Series F Preferred 48,513 shares of Common Stock as payment of dividends due, on a quarterly basis, for the twelve months ended December 31, 2016.

 Series G Convertible Redeemable Preferred Stock

In December 27, 2016, the Company filed the Certificate of Designations, Preferences, and Rights of the Series G Convertible Preferred Stock with the Delaware Division of Corporations, designating 6,120 shares of the Company’s preferred stock, par value $0.01 per share, as Series G Convertible Preferred Stock (“Series G Preferred”). Shares of Series G Preferred rank junior to the Company’s Series B Preferred, Series E Preferred, Series F Preferred as well as the Company’s existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of the Company’s common stock, par value $0.01 per share. Each share of Series G Preferred has a liquidation preference of $1,000 per share (“Series G Liquidation Preference”), and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Series G Liquidation Preference, divided by $1.50.

On December 29, 2016, the Company accepted subscription forms from certain accredited investors to purchase a total of 1,625 shares of Series G Preferred for $1,000 per share (the “Series G Financing”), resulting in gross proceeds to the Company of $1,625,000, net of issuance cost of approximately $11,000. In addition, the Company also received executed exchange agreements from the Investors pursuant to which the Company exchanged an aggregate total of 3,383,830 shares of common stock held by the Investors for an aggregate total of 4,396 shares of Series G Preferred.

The Company had 6,021 shares of Series G Preferred outstanding as of December 31, 2016 and no shares outstanding at December 31, 2015.  At December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series G Preferred into Common Stock during the year ended December 31, 2016. The Company issued the holders of Series G Preferred 3,770 shares of Common Stock as payment of dividends due, on a quarterly basis, for the twelve months ended December 31, 2016.

Common Stock

The following table summarizes outstanding Common Stock activity for the following periods:

Common Stock

Shares outstanding at December 31, 2013	87,548,613
Shares issued pursuant to warrants exercised for cash	4,742,632
Shares issued pursuant to cashless warrants exercised	868,565
Conversion of related-party notes payable into Common Stock	154,607
Shares issued as compensation in lieu of cash	94,116
Shares issued pursuant to option exercises	98,617
Shares outstanding at December 31, 2014	93,507,150
Shares issued pursuant to payment of stock dividend on Series E Preferred	478,664
Shares issued pursuant to cashless warrants exercised	45,376
Shares issued pursuant to option exercises	39,705
Shares outstanding at December 31, 2015	94,070,895
Shares issued pursuant to payment of stock dividend on Series E Preferred	950,362
Shares issued pursuant to payment of stock dividend on Series F Preferred	48,513
Shares issued pursuant to payment of stock dividend on Series G Preferred	3,770
Shares issued pursuant to cashless warrants exercised	144,459
Shares issued pursuant to option exercises	12,626
Exchange of common shares for Series G Preferred	(3,383,830)
Shares outstanding at December 31, 2016	91,846,795

Warrants

As of December 31, 2016, warrants to purchase 175,000 shares of Common Stock at prices ranging from $0.80 to $1.10 were outstanding. All warrants are exercisable as of December 31, 2016 and expire as of September 1, 2017, with the exception of an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events.

The following table summarizes warrant activity for the following periods:
	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2013	6,598,416	$0.63
Granted	302,778	$2.02
Expired / Canceled	(55,000)	$1.10
Exercised	(5,868,416)	$0.58
Balance at December 31, 2014	977,778	$1.22
Granted	—	$0.00
Expired / Canceled	(419,444)	$1.86
Exercised	(108,334)	$1.01
Balance at December 31, 2015	450,000	$0.67
Exercised	(275,000)	0.55
Balance at December 31, 2016	175,000	0.84

During the year ended December 31, 2015, the Company modified 200,000 warrants previously issued to a consultant by eliminating certain performance condition requirements resulting in such warrants vesting pursuant to the passage of time. The Company determined the modification date fair value of the vested warrants using the Black-Scholes option valuation model and recorded approximately $80,000 in expense for the year ended December 31, 2015. The Company used the following assumptions in the application of the Black-Scholes option valuation modes: an exercise price of $1.72, a term of 0.77 years, a risk-free interest rate of 2.58%, a dividend yield of 0% and volatility of 64%. Such expense is recorded in the Company’s consolidated statement of operations as a component of sales and marketing expense. There were no warrant modifications during the year ended December 31, 2016.

During the year ended December 31, 2016, there were 275,000 warrants exercised pursuant to cashless transactions resulting in the issuance of 144,459 shares of Common Stock. The intrinsic value of warrants outstanding as of December 31, 2016 was approximately $85,000.

13.  STOCK-BASED COMPENSATION

Stock Options

As of December 31, 2016, the Company had one active stock-based compensation plan: the 1999 Stock Option Plan (the “1999 Plan”).

1999 Plan

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved. The number of authorized shares available under the plan for issuance at December 31, 2016 was 6,562,781. The number of available shares under the plan for issuance at December 31, 2016 was 55,938.

A summary of the activity under the Company’s stock option plans is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2013	3,783,411	$0.94	7.4
Granted	435,000	$2.13	—
Expired/Cancelled	(62,498)	$1.96	—
Exercised	(98,617)	$0.68	—

Balance at December 31, 2014	4,057,296	$1.06	6.8
Granted	2,110,000	$1.63	—
Expired/Cancelled	(750,622)	$1.86	—
Exercised	(39,705)	$0.87	—

Balance at December 31, 2015	5,376,969	$1.17	6.9
Granted	1,264,000	$ 1.34	-
Expired/Cancelled	(121,500)	$1.29	-
Exercised	(12,626)	$ 0.21	-
Balance at December 31, 2016	6,506,843	$1.21	6.6

At December 31, 2016, a total of 6,506,843 options were outstanding of which 4,366,374 were exercisable at a weighted average price of $1.08 per share with a remaining weighted average contractual term of approximately 6.8 years.  The Company expects that, in addition to the 4,366,374 options that were exercisable as of December 31, 2016, another 2,080,563 will ultimately vest resulting in a combined total of 6,446,937.  Those 6,446,937 shares have a weighted average exercise price of $1.20 and an aggregate intrinsic value of approximately $1,740,000 as of December 31, 2016. Stock-based compensation expense related to equity options was approximately $1,162,000, $744,000 and $618,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2016, 2015 and 2014 was $0.82, $1.18 and $1.37, respectively. At December 31, 2016, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,719,849, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

During the year ended December 31, 2016, there were 12,626 options exercised for cash resulting in the issuance of 12,626 shares of the Company’s Common Stock and proceeds of approximately $3,000.  During the year ended December 31, 2015, there were 39,705 options exercised for cash resulting in the issuance of 39,705 shares of the Company’s Common Stock and proceeds of approximately $34,000.

The intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was approximately $11,000 and $35,000, respectively. The intrinsic value of options exercisable at December 31, 2016 and 2015 was approximately $1,679,000 and $1,575,000, respectively.  The intrinsic value of options that vested during 2016 was approximately 34,000. The aggregate intrinsic value for all options outstanding as of December 31, 2016 and 2015 was approximately $1,744,000 and $1,652,000, respectively.

In September 2016, the Company issued an aggregate of 168,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2017 through December 31, 2017. Such options will vest at the rate of 14,000 options per month on the last day of each month during the 2017 year. The options have an exercise price of $1.37 per share and a term of 10 years. The Company will begin recognition of compensation based on the grant-date fair value ratably over the 2017 requisite service period.

In September 2015, the Company issued an aggregate of 144,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2016 through December 31, 2016. Such options vest at the rate of 12,000 options per month on the last day of each month during the 2016 year. The options have an exercise price of $1.73 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of approximately $178,000 the twelve months ended December 31, 2016 based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

In May 2016, the Company issued an aggregate of 16,000 options to purchase shares of the Company’s Common Stock to a new member of the Company’s Board of Directors in return for their service from May 2016 through December 31, 2016. Such options vest at the rate of 2,000 options per month on the last day of each month during the 2016 year. The options have an exercise price of $1.29 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of approximately $12,000 for the twelve months ended December 31, 2016 based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

Restricted Stock Awards

There were no restricted stock awards issued during the years ended December 31, 2016 and 2015.

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

Stock-based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$20	$15	$12
General and administrative	714	618	572
Sales and marketing	224	171	142
Research and development	204	156	130

Total	$1,162	$960	$856

Common Stock Reserved for Future Issuance

The following table summarizes the Common Stock reserved for future issuance as of December 31, 2016:

Common Stock

Convertible preferred stock – Series B, Series E, Series F and Series G	11,709,151
Convertible lines of credit	2,201,903
Stock options outstanding	6,506,843
Warrants outstanding	175,000
Authorized for future grant under stock option plans	55,938
20,648,835

14.  EMPLOYEE BENEFIT PLAN

During 1995, the Company adopted a defined contribution 401(k) retirement plan (the “Plan”). All U.S. based employees aged 21 years and older are eligible to become participants after the completion of 60 day's employment. The Plan provides for annual contributions by the Company of 50% of employee contributions not to exceed 8% of employee compensation.  Effective April 1, 2009, the Plan was amended to provide for Company contributions on a discretionary basis. Participants may contribute up to 100% of the annual contribution limitations determined by the Internal Revenue Service.

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2014, the Company authorized contributions of approximately $118,000 for the 2014 plan year of which $88,000 were paid prior to December 31, 2014.  In 2015, the Company authorized contributions of approximately $119,000 for the 2015 plan year of which $83,000 were paid prior to December 31, 2015. In 2016, the Company authorized contributions of approximately $150,000 for the 2016 plan year of which $111,000 were paid prior to December 31, 2016.

15.  PENSION PLAN

One of the Company’s dormant foreign subsidiaries maintains a defined benefit pension plan that provides benefits based on length of service and final average earnings. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s plan; amounts recognized in the Company’s consolidated financial statements; and the assumptions used in determining the actuarial present value of the benefit obligations as of December 31:

($ in thousands)	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$3,068	$3,488	$2,821
Service cost	—	—	—
Interest cost	75	70	106
Actuarial (gain) loss	542	(123)	1,003
Effect of exchange rate changes	(114)	(356)	(442)
Effect of curtailment	—	—	—
Benefits paid	(31)	(11)	—
Benefit obligation at end of year	3,540	3,068	3,488

Change in plan assets:
Fair value of plan assets at beginning of year	1,557	1,654	1,790
Actual return of plan assets	142	40	47
Company contributions	28	34	43
Benefits paid	(31)	—	—
Effect of exchange rate changes	(51)	(171)	(226)
Fair value of plan assets at end of year	1,645	1,557	1,654
Funded status	(1,895)	(1,511)	(1,834)
Unrecognized actuarial loss (gain)	1,831	1,413	1,911
Unrecognized prior service (benefit) cost	—	—	—
Additional minimum liability	(1,831)	(1,413)	(1,911)
Unrecognized transition (asset) liability	—	—	—
Net amount recognized	$(1,895)	$(1,511)	$(1,834)

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	5.7%	5.0%	6.4%
Debt securities	87.2%	89.3%	87.4%
Other	7.1%	5.7%	6.2%
Total	100%	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	$—	$—	$—
Interest cost on projected benefit obligations	75	70	106
Expected return on plan assets	—	—	—
Amortization of prior service costs	—	—	—
Amortization of actuarial loss	—	—	—
Net periodic benefit costs	$75	$70	$106

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	1.7%	2.4%	2.2%
Expected return on plan assets	4.0%	4.0%	4.0%
Rate of pension increases	2.0%	2.0%	2.0%
Rate of compensation increase	N/A	N/A	N/A

The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$3,540	$3,068	$3,488
Accumulated benefit obligation	$3,540	$3,068	$3,488
Fair value of plan assets	$1,645	$1,557	$1,654

As of December 31, 2016, the following benefit payments are expected to be paid as follows (in thousands):

2017	$76
2018	$78
2019	$80
2020	$81
2021	$97
2022 — 2026	$624

The Company made contributions to the plan of approximately $28,000 during year 2016, $34,000 during year 2015 and approximately $43,000 during 2014.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. The Company’s pension assets are classified within Level 1 of the fair value hierarchy, as defined under ASC 820, because they are valued using market prices. The pension assets are primarily comprised of the cash surrender value of insurance contracts. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The measurement date used to determine the benefit information of the plan was January 1, 2017.

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

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

As of December 31, 2016, 2015 and 2014, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2016	2015	2014

Additional minimum pension liability	$(1,338)	$(991)	$(1,323)
Foreign currency translation adjustment	(205)	(204)	(271)
Ending balance	$(1,543)	$(1,195)	$(1,594)

17.  QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial data for 2016, 2015 and 2014 (in thousands, except share and per share data):

	2016 (by quarter)
	1	2	3	4

Revenues	$1,043	$996	$848	$925
Cost of Sales	279	275	232	284
Operating expenses	3,028	2,995	2,955	3,226
Loss from Operations	(2,264)	(2,274)	(2,339)	(2,585)
Interest expense (income), net	11	36	89	109
Other expense (income), net	(1)	(200)	-	-
Income tax expense (benefit)	3	4	3	11
Net loss	$(2,277)	$(2,114)	$(2,431)	$(2,705)

Net loss per share:
Net loss	$(0.03)	$(0.02)	$(0.03)	$(0.03)
Preferred dividends	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Basic loss per share to common shareholders	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Basic weighted-average shares outstanding	94,073,367	94,298,567	94,550,721	94,779,243

	2015 (by quarter)
	1	2	3	4

Revenues	$991	$1,695	$1,181	$902
Cost of Sales	286	798	321	539
Operating expenses	2,641	2,660	2,813	2,921
Loss from Operations	(1,936)	(1,763)	(1,953)	(2,558)
Interest expense (income), net	437	(2)	1	11
Other expense (income), net	(46)	—	(99)	—
Income tax expense (benefit)	3	6	3	10
Net loss	$(2,330)	$(1,767)	$(1,858)	$(2,579)

Net loss per share:
Net loss	$(0.03)	$(0.02)	$(0.02)	$(0.03)
Preferred dividends	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic loss per share to common shareholders	$(0.03)	$(0.02)	$(0.02)	$(0.03)
Basic weighted-average shares outstanding	93,515,640	93,674,349	93,876,339	94,070,895

	2014 (by quarter)
	1	2	3	4

Revenues	$1,063	$937	$919	$1,240
Cost of Sales	251	232	248	261
Operating expenses	2,706	2,667	2,793	2,797
Loss from Operations	(1,894)	(1,962)	(2,122)	(1,818)
Interest expense (income), net	79	105	104	128
Other expense (income), net	(283)	(5)	(1)	(8)
Income tax expense (benefit)	—	12	3	10
Net loss	$(1,690)	$(2,074)	$(2,228)	$(1,948)

Net loss per share:
Net loss	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Preferred dividends	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic loss per share to common shareholders	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Basic weighted-average shares outstanding	88,604,221	91,930,400	93,162,548	93,384,834

 18.    SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company has borrowed an additional $1,500,000 through March 30, 2017 under the Lines of Credit.