Form 10-K/A
period 2016-12-31
IMAGEWARE SYSTEMS INC
filed 2017-04-21
CIK 941685

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

As of April 12, 2017, there were 92,326,286 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of ImageWare Systems, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “Original Filing”). The sole purpose of this Amendment is to include information previously omitted from Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of the Original Filing have been amended and restated in their entirety.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

IMAGEWARE SYSTEMS, INC.

Form 10-K/A
For the Year Ended December 31, 2016

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and executive officers consist of the persons named in the table below. Each director serves for a one-year term, until his or her successor is elected and qualified, or until earlier resignation or removal.  Our bylaws provide that the number of directors shall not be less than four, but no more than eight.  The directors and executive officers are as follows:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	63	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	64	Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Mr. David Harding	47	Vice President, Chief Technical Officer
Mr. Robert Brown	55	Vice President, Sales and Business Development
Mr. David Carey	72	Director
Mr. Guy Steve Hamm	69	Director
Mr. David Loesch	72	Director
Mr. John Cronin	62	Director
Mr. Neal Goldman	72	Director
Mr. Charles Crocker	78	Director
Mr. Dana W. Kammersgard	61	Director

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

Guy Steve Hamm was appointed to the Board in October 2004. Mr. Hamm served as CFO of Aspen Holding, a privately held insurance provider, from December 2005 to February 2007. In 2003, Mr. Hamm retired from PricewaterhouseCoopers, where he was a national partner-in-charge of middle market. Mr. Hamm was instrumental in growing the Audit Business Advisory Services ("ABAS") Middle Market practice at PricewaterhouseCoopers, where he was responsible for $300 million in revenue and more than 100 partners.  Mr. Hamm is a graduate of San Diego State University.

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

John Cronin was appointed to the Board in February 2012. Mr. Cronin is currently Managing Director and Chairman of ipCapital Group, Inc. ("ipCG"), an intellectual property consulting firm Mr. Cronin founded in 1998.  During his time with ipCG, Mr. Cronin created both a unique ipCapital System(R) Methodology for consulting, as well as a world-class licensing and transaction process, and worked with over 700 companies, including more than 10% of the Fortune 500. Prior to forming ipCG, Mr. Cronin spent over 17 years at IBM and became its top inventor with over 100 patents and 150 patent publications. He created and ran the IBM Patent Factory, which was essential in helping IBM become number one in US patents, and the team that contributed to the startup and success of IBM's licensing program. Additionally, Mr. Cronin serves as a member of the Board of Directors at Vermont Electric Power Company (“VELCO”), Armor Designs, Inc., Document Security Systems, and Primal Fusion, Inc., and GraphOn and as a member of the advisory board for innoPad, Inc. He holds a B.S. and a M.S.in electrical engineering, and a B.A. degree in Psychology from the University of Vermont.

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

Dana Kammersgard was appointed to the Board in May of 2016. Mr. Kammersgard is currently the Executive Vice President, Cloud Systems and Solutions for Seagate Technology, where he is responsible for all storage systems related products and strategies. Prior to joining Seagate Systems in 2015, he served as the President, CEO and a director of Dot Hill System Corp. ("Dot Hill") since March 2006. He served as President of Dot Hill from August 2004 to March 2006. From August 1999 to August 2004, Mr. Kammersgard served as Dot Hill's 's Chief Technical Officer. Mr. Kammersgard was a founder of Artecon and served as a director from its inception in 1984 until the company's merger with Box Hill Systems Corp. in August 1999. At Artecon, Mr. Kammersgard served in various positions since 1984, including Secretary and Senior Vice President of Engineering from March 1998 until August 1999, and as Vice President of Sales and Marketing from March 1997 until March 1998. Prior to cofounding Artecon, Mr. Kammersgard was the Director of Software Development at Calma, a division of General Electric Company. Mr. Kammersgard holds a B.A. in chemistry from the University of California, San Diego.

The Nominating and Corporate Governance Committee believes that Mr. Kammersgard’s engineering and technical experience, coupled with his senior executive management experience with technology companies, is valuable to the Company’s Board of Directors and senior management given the technical issues and marketing challenges facing the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements were complied with in a timely manner.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics policy that applies to our directors and employees (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions).  The Company intends to promptly disclose (i) the nature of any amendment tothis code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of this code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.  A copy of our Code of Business Conduct and Ethics can be obtained from our website at http://www.iwsinc.com.

Board Leadership Structure

Our Board of Directors has discretion to determine whether to separate or combine the roles of Chief Executive Officer and Chairman of the Board. S. James Miller has served in both roles since 1996, and our Board continues to believe that his combined role is most advantageous to the Company and our stockholders, as Mr. Miller possesses in-depth knowledge of the issues, opportunities and risks facing us, our business and our industry and is best positioned to fulfill the responsibilities of our Chief Executive Officer, as well as the Chairman’s responsibility to develop meeting agendas that focus the Board’s time and attention on the most critical matters and to facilitate constructive dialogue among Board members on strategic issues.

In addition to Mr. Miller’s leadership, the Board maintains effective independent oversight through a number of governance practices, including open and direct communication with management, input on meeting agendas, and regular executive sessions.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. Risk assessment is also performed through periodic reports received by the Audit Committee from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members meet privately in executive sessions with representatives of the Company’s independent registered public accountants. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

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

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Chairman), Carey and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert, as currently defined under current SEC rules.  The Audit Committee met four times during the year ended December 31, 2016.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable NASDAQ Stock Market Rules and SEC rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans.   The Compensation Committee currently consists of Messrs. Carey (Chairman), Cronin and Goldman, each of whom is a non-management member of our Board of Directors. The Compensation Committee met three times during the year ended December 31, 2016. Although Messrs. Carey and Cronin meet the criteria for independence under the applicable NASDAQ Stock Market Rules and SEC rules and regulations, Mr. Goldman is not considered independent under such requirements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the nonemployee members of the Board.   The Nominating and Corporate Governance Committee met four times during the year ended December 31, 2016. We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable NASDAQ Stock Market Rules and SEC rules and regulations.

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

 The compensation received by our named executive officers in fiscal year 2016 is set forth in the Summary Compensation Table, below. For 2016, the named executive officers included: (i) S. James Miller, Jr., Chairman of the Board of Directors and Chief Executive Officer; (ii) Wayne Wetherell, Senior Vice President, Chief Financial Officer, Secretary and Treasurer; and (iii) David Harding, Vice-President and Chief Technical Officer.

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

Elements of Compensation

 Consistent with our compensation philosophy and objectives, we offer executive compensation packages consisting of the following three components:

●	base salary;

●	annual incentive compensation (in the form of bonuses or otherwise); and

●	equity awards pursuant to the terms and conditions of our 1999 Stock Award Plan (the "1999 Plan").

 In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. For 2016, we had no incentive bonus programs.

We also have issued stock options focusing the recipients on the achievement of certain short- and longer-term goals and objectives. For example, certain stock options were granted to our executives in 2016 will not begin vesting until their one year anniversary in 2017, and will vest in increments over the following two years until the options are fully vested in 2019. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the vesting schedules align our employees' interests even more closely with those of our investors.

Base Salary

 Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. Therefore, we target executive base salary at the median level of the compensation guidelines that have been approved by the Compensation Committee. In addition, the Compensation Committee takes into account the executive's scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive's base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2016. In 2016, there were no changes to the base salaries paid to our named executive officers other than an annual cost of living increase for Mr. Miller per his employment agreement.

Annual Incentive Compensation

The Compensation Committee has not adopted an executive bonus plan for 2017.

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

 Historically, no employee was eligible for an annual performance grant until the employee had worked for us for at least sixty days. The Compensation Committee reviews the CEO's and other executives’ performance and determines whether they should be granted an option to purchase additional shares. Aside from stock award grants in connection with annual performance reviews, we do not have a policy of granting additional awards to executives and, consequently, the board of directors and the Compensation Committee has not adopted a policy with respect to granting awards in coordination with the release of material non-public information.

In determining the size of equity awards the Compensation Committee takes into account the executive's current position with and responsibilities to us. In September 2016, the Compensation Committee approved an option grant for 300,000 shares to Mr. Miller vesting over three years.  This grants was a result of the review by our board of directors (absent Mr. Miller’s participation) of Mr. Miller's annual performance and its annual review of compensation of our other executives. The amount of the grant was determined by considering Mr. Miller's previous option grants and current options outstanding, as well as the size of grants made to other executives. The grants to Mr. Miller was equal to or larger than any grant to other executives because of his responsibilities as CEO.

In September 2016, the Compensation Committee approved an option grant of 300,000 shares to Mr. Harding and option grants of 75,000 shares each to Mr. Wetherell and Mr. Brown vesting over three years.

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

COMPENSATION COMMITTEE REPORT

 The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2016. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this in our Annual Report on Form 10-K for the year ended December 31, 2016.

The Compensation Committee of the Board of Directors:
David Carey (Chairman) John Cronin Neal Goldman

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2016, 2015 and 2014 to our Chief Executive Officer and each of our four most highly compensated executive officers who were serving as executive officers at December 31, 2016, 2015 and 2014, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards		Option Awards (1)(2)	All Other Compensation		Total

S. James Miller, Jr.	2016	$368,938		$-	$174,185	$19,816	(3)	$562,939
Chairman of the Board and Chief Executive Officer	2015	$370,284		$-	$184,850	$21,551		$576,685
	2014	$356,699		$-	$91,935	$21,310		$469,944

Wayne G. Wetherell	2016	$207,333	$		$48,676	$11,787	(4)	$267,796
Senior Vice President Chief Financial Officer,	2015	$211,320		$-	$92,425	$13,714		$317,459
Secretary, and Treasurer	2014	$207,333		$-	$18,387	$13,534		$239,254

David Harding	2016	$242,955	$		$150,807	$4,105	(5)	$397,867
Vice President and Chief Technical Officer	2015	$234,400		$-	$154,041	$3,768		$392,209
	2014	$230,000		$-	$91,935	$3,757		$325,692

Robert Brown(7)	2016	$187,292	$		$161,843	$1,301	(6)	$350,436
Vice President Sales and Business Development	2015	$97,500		$-	$466,042	$253		$563,795
	2014	$-		$-	$-	$-		$-
(1)	All option awards were granted under the 1999 Plan.

(2)
The amounts presented in this column do not reflect the cash value or realizable value of option grants to the named executive officers during the year ended December 31, 2016.  During the year ended December 31, 2016, no named executive officer exercised an option and therefore no value was realized during the reporting period.  The amounts reflect the grant date fair value of the options awarded in the fiscal year ended December 31, 2016, 2015 and 2014 respectively, in accordance with the provisions of ASC 718. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 74% to 121%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2016, 2015 and 2014 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2016, 2015 and 2014 was 2.6%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)	This amount includes premiums on life insurance and disability insurance of $9,216 and matching 401(k) contributions of $10,600.

(4)	This amount includes premiums on life insurance and disability insurance of $3,377 and matching 401(k) contributions of $8,408.

(5)	This amount includes premiums in life insurance and disability insurance of $2,905 and matching 401(k) contributions of $1,200.

(6)	This amount includes premiums on life insurance and disability insurance of $1,301.

(7)	Mr. Brown joined the Company in June 2015.

Grants of Plan Based Awards

The following table provides information on plan-based awards granted in 2016 to each of the Named Executive Officers:

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
S. James Miller, Jr.	09/20/2016	300,000	$1.37	$249,424
Wayne G. Wetherell	09/20/2016	75,000	$1.37	$62,356
David Harding	09/20/2016	300,000	$1.37	$249,424
Robert Brown	09/20/2016	75,000	$1.37	$62,356

(1)
Each option was granted at an exercise price equal to the fair market value of our Common Stock on the grant date which was equal to the closing price of a share of our common stock, as reported by the OTCQB, on the date of grant.

(2)
The amounts reflect the grant date fair value, in accordance with the provisions of ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2016:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
S. James Miller, Jr.	100,000	—		$0.20	1/27/2019	—	$—
	183,000	—		$0.73	1/29/2020	—	$—
	225,000	—		$1.11	3/10/2021	—	$—
	450,000	—		$0.92	2/2/2022	—	$—
	100,000	—		$0.93	2/8/2023	—	$—
	100,000	—		$1.93	10/29/2023	—	$—
	33,336	16,664		$2.29	12/15/2024	—	$—
	62,500	87,500		$1.73	9/14/2025	—	$—
	—	300,000		1.37	9/20/2026	—	$—

Wayne G. Wetherell	60,000	—		$0.20	1/27/2019	—	$—
	60,000	—		$0.73	1/29/2020	—	$—
	100,000	—		$0.92	2/2/2022	—	$—
	10,000	—		$1.93	10/29/2023	—	$—
	6,668	3,332		$2.29	12/15/2024	—	$—
	31,250	43,750		$1.73	9/14/2025	—	$—
	—	75,000		1.37	9/20/2026	—	$—

David Harding	50,000	—		$0.20	1/27/2019	—	$—
	80,000	—		$0.73	1/29/2020	—	$—
	325,000	—		$0.92	2/2/2022	—	$—
	100,000	—	$	..93	2/8/2023	—	$—
	75,000	—		$1.93	10/29/2023	—	$—
	33,336	16,664		$2.29	12/15/2024	—	$—
	52,088	72,912		$1.73	9/14/2025	—	$—
	—	300,000		1.37	9/20/2026	—	$—

Robert Brown	125,000	175,000		$1.70	7/16/2025	—	$—
	31,250	43,750		$1.73	9/14/2025	—	$—
	—	75,000		1.37	9/20/2026	—	$—

Employment Agreements

S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller serves as President and Chief Executive Officer, which agreement is currently set to expire on December 31, 2017. Historically, Mr. Miller’s employment agreement has been amended annually to extend the expiration date. The agreement provides for annual base compensation in the amount of $291,048, which amount, as a result of cost-of-living adjustments, has increased to $376,456. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

Wayne Wetherell. On October 1, 2005, we entered into an amended employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. This agreement was originally for a three-year term ending September 30, 2008; however, the agreement was amended to extend the expiration date to December 31, 2012.  Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Wetherell will serve as our Chief Financial Officer through December 31, 2017, as amended, for a semi-monthly base salary of $8,639.  Under the terms of the agreement, Mr. Wetherell will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months base salary; (ii) continuation of Mr. Wetherell’s medical and disability insurance for a period of six months; and (iii) immediate vesting of 50% of Mr. Wetherell’s outstanding unvested stock options and restricted stock awards. In the event that Mr. Wetherell’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Wetherell is entitled to the severance benefits described above, except that 100% of Mr. Wetherell’s outstanding stock options and restricted stock awards will immediately vest.

David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement was originally for a two-year term, ending on May 21, 2009; however, the agreement was amended to extend the expiration date to December 31, 2012. Upon termination, the agreement was replaced with an employment agreement, dated January 1, 2013, pursuant to which Mr. Harding will serve as our Vice President and Chief Technical Officer through December 31, 2017, as amended, for a semi-monthly base salary of $11,458. Under the terms of the agreement, Mr. Harding will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months base salary; and continuation of Mr. Harding’s medical and disability insurance for a period of six months.   In the event that Mr. Harding’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Harding is entitled to the severance benefits described above, except that 100% of Mr. Harding’s outstanding stock options and restricted stock awards will immediately vest.

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

Securities Authorized For Issuance Under Equity Compensation Plans

 The following table provides information as of December 31, 2016 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Award Plan, as amended and restated	6,506,843	$1.21	55,938

Total	6,506,843	$1.21	55,938

Description of Equity Compensation Plans

1999 Stock Option Plan

The 1999 Stock Option Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. Since then a majority of the Company’s shareholders subsequently approved an amendment to and restatement of the 1999 Plan to increase the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

Director Compensation

Each of our non-employee directors receives a monthly retainer of $3,000 for serving on the Board of Directors, which fee may be paid either in cash, options or shares of Common Stock. Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Chairman and $208 for the remaining members of the Audit Committee.   Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Chairman and $208 for the remaining members of the Compensation Committee.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2016 the total amounts paid to non-employee directors as compensation (excluding reimbursable expenses) was approximately $311,467, which amount was paid $20,500 in cash with the remainder paid in Stock Options of the Company.

Each of our non-employee directors is also eligible to receive stock option grants under the 1999 Plan. Options granted under the 1999 Plan are intended by us not to qualify as incentive stock options under the Code.

The term of options granted under the 1999 Plan is ten years. In the event of a merger of us with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving us, an equivalent option will be substituted by the successor corporation, provided, however, that we may cancel outstanding options upon consummation of the transaction by giving at least thirty (30) days’ notice.

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2016, other than a director who also served as an executive officer:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Guy Steve Hamm	$5,500	$—	$44,758	$—	$50,258

David Carey	$7,500	$—	$44,758	$—	$52,258

David Loesch	$2,500	$—	$44,758	$—	$47,258

John Cronin	$2,500	$—	$44,758	$—	$47,258

Neal Goldman	$2,500	$—	$44,758	$—	$47,258

Charles Crocker	$—	$—	$45,811	$—	$45,811

Dana Kammersgard	$—	$—	$21,366	$—	$21,366

(1)
The amounts reflect the grant date fair value of options recognized as compensation in 2016, in accordance with the provisions of ASC 718 and thus may include amounts from awards granted prior to 2016. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of  April 12, 2017, we had four classes of voting stock outstanding: (i) Common Stock; (ii) our Series B Convertible Redeemable Preferred Stock (“Series B Preferred”); (iii) our Series E Convertible Redeemable Preferred Stock (“Series E Preferred”); (iv) our Series F Convertible Redeemable Preferred Stock (“Series F Preferred”); and (v) our Series G Redeemable Convertible Preferred Stock ("Series G Preferred"). The following tables sets forth information regarding shares of Series B Preferred, Series E Preferred, Series F Preferred and Common Stock beneficially owned as of April 12, 2017 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock, Series B Preferred, Series E Preferred and Series F Preferred.  Percent ownership is calculated based on 239,400 shares of Series B Preferred, 12,000 shares of Series E Preferred, 2,000 shares of Series F Preferred, 6,021 shares of Series G Preferred and 92,326,286 shares Common Stock outstanding at April 12, 2017.

 Unless otherwise noted, the addresses of the individuals listed below are 10815 Rancho Bernardo Road, Suite 310, San Diego, California 92127.

Beneficial Ownership of Series B Preferred

Name, Address and Title (if applicable)	Series B Convertible Redeemable Preferred Stock (1)	% Ownership of Class (1)
Darrelyn Carpenter	28,000	12%

Frederick C. Orton	20,000	8%

Howard Harrison	20,000	8%

Wesley Hampton	16,000	7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series E Preferred

Name, Address and Title (if applicable)	Series E Convertible Redeemable Preferred Stock (1)	% Ownership of Class (1)
Charles L. Frischer	2,636	22%

Neal Goldman	2,278	19%

CF Special Situation Fund I LP(2)	2,286	19%

Wynnefield Partners Small Cap Value, LP I(3)	1,500	12.5%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes 120 shares held in the name of CF Special Situation Fund II, LP, and 286 shares held by Robert T. Clutterbuck. Mr. Clutterbuck has shared voting and dispositive power of these shares.
(3)	Includes 450 shares held in the name of Wynnefield Partners Small Cap Value, LP and 300 shares held by Wynnefield Small Cap Value Offshore Fund Ltd.

Beneficial Ownership of Series F Preferred

Name, Address and Title (if applicable)	Series F Convertible Redeemable Preferred Stock (1)	% Ownership of Class (1)
CAP 1, LLC	2,000	100%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series G Preferred

Name, Address and Title (if applicable)	Series G Convertible Redeemable Preferred Stock (1)	% Ownership of Class (1)
CF Special Situations Fund (2)	5,215	87%

Charles L. Frischer	469	8%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)
Includes 3,380 shares held in the name of CF Special Situation Fund I, LP, 223 shares held in the name of CF Special Situation Fund I, LP, 1,612 shares held by Robert T. Clutterbuck.  Mr. Clutterbuck has shared voting and dispositive power of these shares.

Beneficial Ownership of Common Stock

Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers:

S. James Miller, Jr. (3)	2,114,189	2.3%
Chairman, Chief Executive Officer

David Carey (4)	195,689	*
Director

G. Steve Hamm (5)	195,775	*
Director

David Loesch (6)	223,897	*
Director

Neal I. Goldman (7)	34,115,915	36.5%
Director

John Cronin (8)	156,189	*
Director

Charles Crocker (9)	631,189	*
Director

Wayne Wetherell (10)	586,201	*
SVP of Administration, Chief Financial Officer, Secretary

David Harding (11)	835,006	*
Chief Technical Officer

Robert Brown (12)	175,000	*
Vice President, Sales and Business Development

Total beneficial ownership of directors and officers as a group (10 persons):	39,281,550	42.0%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of  April 12, 2017.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 92,326,286 shares of Common Stock outstanding as of April 12, 2017. Options that are presently exercisable or exercisable within 60 days of April 12, 2017 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)	Includes 75,201 shares held jointly with spouse, 1,270,502 shares issuable upon exercise of stock options, each exercisable within 60 days of April 12, 2017.

(4)	Includes 94,003 shares issuable upon exercise of stock options exercisable within 60 days of April 12, 2017.

(5)	Includes 96,503 shares issuable upon exercise of stock options exercisable within 60 days of April 12, 2017.

(6)	Includes 94,003 shares issuable upon exercise of stock options, each exercisable within 60 days of April 12, 2017.

(7)
Includes 1,198,947 shares issuable upon the conversion of Series E Preferred Stock and 66,503 shares issuable upon exercise of stock options, each exercisable within 60 days of April 12, 2017. Mr. Goldman exercises sole voting and dispositive power over 30,968,215 shares, and shared voting and dispositive power over 3,147,700 reported shares, of which 3,000,000 shares are owned by the Goldman Family 2012 GST Trust and 147,700 shares are owed by The Neal and Marlene Goldman Foundation.

(8)	Includes 116,503 shares issuable upon exercise of stock options exercisable within 60 days of April 12, 2017.

(9)	Includes 116,503 shares issuable upon exercise of stock options exercisable within 60 days of April 12, 2017.

(10)	Includes 275,001 shares issuable upon exercise of stock options exercisable within 60 days of April 12, 2017.

(11)	Includes 730,006 shares issuable upon exercise of stock options exercisable within 60 days of April 12, 2017.

(12)	Includes 175,000 shares issuable upon exercise of stock options exercisable within 60 days of April 12, 2017.

* less than 1%

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Convertible Notes

On November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009. In conjunction with the original issuance of the Related-Party Convertible Notes in 2008, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of Common Stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. No warrants to purchase shares of Common Stock were outstanding and exercisable as of December 31, 2016, and no warrants were issued and outstanding as of December 31, 2016.

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

The following table sets forth the Company’s activity under its Lines of Credit for the periods indicated:

Balance outstanding under Lines of Credit as of December 31, 2014	$1,550
Borrowing under Lines of Credit	750
Repayments	(350
Exchange of Indebtedness for Series E Preferred Stock	(1,950)
Balance outstanding under Lines of Credit as of December 31, 2015	$—
Borrowings under Lines of Credit	2,650
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2016	$2,650

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

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2016 and 2015 by Mayer Hoffman McCann P.C. ("MHM"), the Company's independent registered public accounting firm.  MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Fiscal Year Ended
	2016	2015

Audit fees	$202,000	$214,000

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

Total Fees	$202,000	$214,000

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

21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32*	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed in Original Filing.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 21, 2017	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President