Form 10-Q
period 2017-03-31
IMAGEWARE SYSTEMS INC
filed 2017-05-12
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes [   ]    No [X]

The number of shares of common stock, with $0.01 par value, outstanding on May 11, 2017 was 92,489,876.

IMAGEWARE SYSTEMS, INC.
INDEX

			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	1
		Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited)	2
		Condensed Consolidated Statements of Comprehensive Loss for the three ended March 31, 2017 and 2016 (unaudited)	3
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	4
		Notes to unaudited Condensed Consolidated Financial Statements	5
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32
	ITEM 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	34
	ITEM1A	Risk Factors	34
	ITEM 2.	Unregistered Sales of Equity Securities	34
	ITEM 3.	Defaults Upon Senior Securities	34
	ITEM 4.	Mine Safety Disclosures	34
	ITEM 5.	Other Information	34
	ITEM 6.	Exhibits	39

SIGNATURES			35

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash	$475	$1,586
Accounts receivable, net of allowance for doubtful accounts of $16 at March 31, 2017 and $1 at December 31, 2016.	304	287
Inventory, net	43	23
Other current assets	142	135
Total Current Assets	964	2,031

Property and equipment, net	75	93
Other assets	34	34
Intangible assets, net of accumulated amortization	103	106
Goodwill	3,416	3,416
Total Assets	$4,592	$5,680

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$400	$425
Deferred revenue	959	1,045
Accrued expenses	984	1,047
Convertible lines of credit to related parties, net of discount	-	2,528
Total Current Liabilities	2,343	5,045

Convertible lines of credit to related parties, net of discount	3,938	-
Pension obligation	1,909	1,895
Total Liabilities	8,190	6,940

Shareholders’ Deficit:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at March 31, 2017 and December 31, 2016; liquidation preference $620 at March 31, 2017 and $607 at December 31, 2016.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference $12,000 at March 31, 2017 and December 31, 2016.	—	—
Series F Convertible Redeemable Preferred Stock, $0.01 par value; designated 2,000 shares, 2,000 shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference $2,000 at March 31, 2017 and December 31, 2016.	—	—
Series G Convertible Redeemable Preferred Stock, $0.01 par value; designated 6,120 shares, 6,021 shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference $6,021 at March 31, 2017 and December 31, 2016.	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 92,341,580 and 91,853,499 shares issued at March 31, 2017 and December 31, 2016, respectively, and 92,334,876 and 91,846,795 shares outstanding at March 31, 2017 and December 31, 2016, respectively.	922	917
Additional paid-in capital	157,091	156,195
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,560)	(1,543)
Accumulated deficit	(159,989)	(156,767)
Total Shareholders’ Deficit	(3,598)	(1,260)
Total Liabilities and Shareholders’ Deficit	$4,592	$5,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product	$273	$403
Maintenance	655	640
	928	1,043
Cost of revenues:
Product	54	74
Maintenance	208	205
Gross profit	666	764

Operating expenses:
General and administrative	1,044	1,006
Sales and marketing	761	673
Research and development	1,464	1,314
Depreciation and amortization	21	35
	3,290	3,028
Loss from operations	(2,624)	(2,264)

Interest expense, net	100	11
Other income, net	—	(1)
Loss before income taxes	(2,724)	(2,274)

Income tax expense	3	3
Net loss	(2,727)	(2,277)
Preferred dividends	(507)	(348)
Net loss available to common shareholders	$(3,234)	$(2,625)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.03)	$(0.03)
Preferred dividends	(0.01)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.03)
Basic and diluted weighted-average shares outstanding	91,864,174	94,073,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,727)	$(2,277)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	54
Comprehensive loss	$(2,744)	$(2,223)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,727)	$(2,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	21	35
Amortization of debt issuance costs and beneficial conversion feature	40	13
Provision for losses on accounts receivable	15	—
Stock-based compensation	274	286
Change in assets and liabilities
Accounts receivable	(32)	(27)
Inventory	(20)	2
Other assets	(12)	(47)
Accounts payable	(25)	2
Deferred revenue	(86)	(112)
Accrued expenses	(63)	(143)
Pension obligation	15	86
Total adjustments	127	95
Net cash used in operating activities	(2,600)	(2,182)

Cash flows from investing activities
Purchase of property and equipment	(1)	(21)
Net cash used in investing activities	(1)	(21)

Cash flows from financing activities
Proceeds from exercised stock options	7	—
Proceeds from line of credit, net	1,500	—
Net cash provided by financing activities	1,507	—

Effect of exchange rate changes on cash	(17)	(54)

Net decrease in cash	(1,111)	(2,257)

Cash at beginning of period	1,586	3,352

Cash at end of period	$475	$1,095

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature of convertible related party lines of credit	$125	$—
Stock dividend on Series E Preferred	$297	$335
Stock dividend on Series F Preferred	$49	$—
Stock dividend on Series G Preferred	$148	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

As used in this Quarterly Report, “we,” “us,” “our,” “ImageWare,” “ImageWare Systems,” “Company” or “our Company” refers to ImageWare Systems, Inc. and all of its subsidiaries. ImageWare Systems, Inc. is incorporated in the state of Delaware. The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s “flagship” product is the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or internet sites. Biometric technology is now an integral part of all markets the Company addresses and all of the products are integrated into the IWS Biometric Engine.

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

On December 29, 2016, the Company accepted subscriptions from certain accredited investors (the “Investors”) to purchase a total of 1,625 shares of Series G Preferred for $1,000 per share (the “Series G Financing”), resulting in gross proceeds to the Company of $1,625,000 net of issuance costs of approximately $11,000. In addition, the Company also received executed exchange agreements from the Investors pursuant to which the Company exchanged an aggregate total of approximately 3.4 million shares of Common Stock held by the Investors for an aggregate total of approximately 4,400 shares of Series G Preferred.

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

              In addition, on January 23, 2017, the Company and Charles Crocker, also a member of the Board of Directors of the Company (the “Second Holder”), amended the line of credit and promissory note, dated March 9, 2016 (the “New Crocker LOC”), to extend the maturity date thereof to December 31, 2017. No other amendments were made to the Crocker LOC.

As the aforementioned amendments to the Lines of Credit resulted in an increase to the borrowing capacity of the Lines of Credit, the Company adjusted the amortization period of any remaining unamortized deferred costs to the term of the new arrangement.

On May 10, 2017, the Holder and Second Holder agreed to further extend the maturity dates of the Goldman Line of Credit and Crocker LOC (together, "Lines of Credit") to December 31, 2018.  As a result of this amendment, in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 470-10-45, Liabilities - Other Presentation Matters, the Company has classified the aggregate amounts outstanding under the Lines of Credit as non-current liabilities in its condensed consolidated balance sheet as of March 31, 2017.

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

 Liquidity, Going Concern and Management’s Plan

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

Going Concern

At March 31, 2017, we had a working capital deficit of approximately $1.4 million. Our principal sources of liquidity at March 31, 2017 consisted of available borrowings under our Lines of Credit of $1.85 million and approximately $0.5 million of cash and $0.3 million of trade accounts receivable.

Considering our projected cash requirements, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management will access available borrowings under our existing Lines of Credit, and will continue to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities prior to the end of the quarter ended June 30, 2017. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, and no assurances can be given that we will be successful in raising additional debt and/or equity securities.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

 The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 30, 2017.

 Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017, or any other future periods.

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

Inventories

Finished goods inventories are stated at the lower of cost, determined using the average cost method, or market. See Note 4, “Inventory,” below.

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
Post-contract customer support (“ PCS”)

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

Customer Concentration

For the three months ended March 31, 2017, two customers accounted for approximately 32% or $299,000 of our total revenue and had trade receivables at March 31, 2017 of $67,000. For the three months ended March 31, 2016, two customers accounted for approximately 37% or $383,000 of our total revenue and had trade receivables at March 31, 2016 of approximately $155,000.

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

FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, “Leases”. This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and anticipates commencement of adoption planning in the first fiscal quarter of 2019.

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

FASB ASU No. 2016-15. In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. This guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

NOTE 3.  NET LOSS PER COMMON SHARE

 Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, convertible related party lines of credit, stock options and warrants, calculated using the treasury stock and if-converted methods.  For diluted loss per share calculation purposes, the net loss available to common shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the condensed consolidated statement of operations for the respective periods.

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted loss per share:
Net loss	$(2,727)	$(2,277)
Preferred dividends	(507)	(348)
Net loss available to common shareholders	$(3,234)	$(2,625)

Denominator for basic and dilutive loss per share — weighted-average shares outstanding	91,864,174	94,073,367
Net loss	$(0.03)	$(0.03)
Preferred dividends	(0.01)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.03)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive securities	Three Months Ended March 31,
	2017	2016

Related party lines of credit	3,450,940	—
Convertible redeemable preferred stock	11,710,102	6,362,779
Stock options	6,491,931	5,471,969
Warrants	175,000	450,000
Total potential dilutive securities	21,816,973	12,284,748

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $43,000 as of March 31, 2017 were comprised of work in process of $37,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $23,000 as of December 31, 2016 were comprised of work in process of $19,000 representing direct labor costs on in-process projects and finished goods of $4,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $103,000 and $106,000 as of March 31, 2017 and December 31, 2016, respectively, which includes accumulated amortization of $557,000 and $554,000 as of March 31, 2017 and December 31, 2016, respectively.  Amortization expense for patent intangible assets was $3,000 and $2,000 for the three months ended March 31, 2017 and 2016, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 9.2 years.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2017 (nine months)	$9
2018	12
2019	12
2020	12
2021	12
Thereafter	46
Totals	$103

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of March 31, 2017 and December 31, 2016.

NOTE 5.  LINES OF CREDIT WITH RELATED PARTIES

Outstanding lines of credit consist of the following:

($ in thousands)	March 31, 2017	December 31, 2016
Lines of Credit
8% convertible lines of credit. Face value of advances under lines of credit $4,150 and $2,650 at March 31, 2017 and December 31, 2016, respectively. Discount on advances under lines of credit is $212 at March 31, 2017 and $122 at December 31, 2016. Maturity date is December 31, 2018.	$3,938	$2,528

Total lines of credit to related parties	3,938	2,528
Less current portion	—	(2,528)
Long-term lines of credit to related parties	$(3,938)	$—

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

 During the three months ended March 31, 2017 and 2016, the Company recorded an aggregate of approximately $5,000 and $13,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

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

In February 2015, as a result of the Series E Financing, the Company issued 1,978 shares of Series E Preferred to the Holder to satisfy $1,950,000 in principal borrowings under the Goldman Line of Credit plus approximately $28,000 in accrued interest. As a result of the Series E Financing, the Company’s borrowing capacity under the Goldman Line of Credit was reduced to $3,050,000 with the maturity date unchanged and the Crocker LOC was terminated in accordance with its terms.

In March 2016, the Company and the Holder entered into a fourth amendment to the Goldman Line of Credit (the “Fourth Amendment”) solely to (i) increase available borrowings to $5.0 million; (ii) extend the maturity date to June 30, 2017; and (iii) provide for the conversion of the outstanding balance due under the terms of the Goldman Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new $500K Line of Credit (the “New Crocker LOC”) with available borrowings of up to $500,000 with the Second Holder, which replaced the original Crocker LOC that terminated as a result of the consummation of the Series E Financing.  Similar to the Fourth Amendment, the New Crocker LOC with the Second Holder originally matured on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the New Crocker LOC into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

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

In addition, on January 23, 2017, the Company and the Second Holder amended the New Crocker LOC to extend the maturity date thereof to December 31, 2017. No other amendments were made to the New Crocker LOC.

On May 10, 2017, the Holder and Second Holder agreed to further extend the maturity dates of the Lines of Credit to December 31, 2018.  As a result of this amendment, in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 470-10-45, Liabilities - Other Presentation Matters, the Company has classified the aggregate amounts outstanding under the Lines of Credit as non-current liabilities in its condensed consolidated balance sheet as of March 31, 2017.

As the aforementioned amendments to the Lines of Credit resulted in an increase to the borrowing capacity of the Lines of Credit, the Company adjusted the amortization period of any remaining unamortized deferred costs to the term of the new arrangement.

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. The Company incurred borrowings of $2,650,000 during the year ended December 31, 2016 and incurred borrowings of $1,500,000 during the three months ended March 31, 2017. As a result of these borrowings under the Lines of Credit, the Company recorded approximately $220,000 in debt discount attributable to the beneficial conversion feature during the year ended December 31, 2016 and recorded approximately $125,000 in debt discount attributable to beneficial conversion feature during the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company accreted approximately $35,000 of debt discount as a component of interest expense. At March 31, 2017, the unamortized debt discount was approximately $212,000. As there were no borrowings outstanding under the Lines of Credit during the three months ended March 31, 2016, the was no accretion of debt discount during this period.

NOTE 6.  EQUITY

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) outstanding as of March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of approximately $21,000 ($0.09 per share). There were no conversions of Series B Preferred into Common Stock during the three months ended March 31, 2017 and 2016.

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

The Company had 12,000 shares of Series E Preferred outstanding as of March 31, 2017 and December 31, 2016, respectively.  At March 31, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series E Preferred into Common Stock during the three months ended March 31, 2017 and 2016. The Company issued the holders of Series E Preferred 282,717 shares of Common Stock on March 31, 2017 as payment of dividends due on that date.

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

The Company had 2,000 shares of Series F Preferred outstanding as of March 31, 2017 and December 31, 2016.  At March 31, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0. There were no conversions of Series F Preferred into Common Stock during three months ended March 31, 2017 and 2016. The Company issued the holders of Series F Preferred 46,967 shares of Common Stock as payment of dividends due, on a quarterly basis, for the three months ended March 31, 2017.

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

Any time after the six-month period following the issuance date, in the event the arithmetic average of the closing sales price of the Company’s Common Stock is or was at least $2.50 for twenty (20) consecutive trading days, the Company may redeem all or a portion of the Series G Preferred outstanding upon thirty (30) calendar days prior written notice in cash at a price per share of Series G Preferred equal to 110% of the Series G Liquidation Preference, plus all accrued and unpaid dividends.  Also, simultaneous with the occurrence of a Change of Control transaction (as defined in the Certificate of Designations), the Company, at its option, shall have the right to redeem all or a portion of the outstanding Series G Preferred in cash at a price per share of Series G Preferred equal to 110% of the Liquidation Preference Amount plus all accrued and unpaid dividends.

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

The Company had 6,021 shares of Series G Preferred outstanding as of March 31, 2017 and December 31, 2016.  At March 31, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series G Preferred into Common Stock during the three months ended March 31, 2017 and 2016. The Company issued the holders of Series G Preferred 141,397 shares of Common Stock as payment of dividends due, on a quarterly basis, for the three months ended March 31, 2017.

Common Stock

 The following table summarizes Common Stock activity for the three months ended March 31, 2017:

Common Stock
Shares outstanding at December 31, 2016	91,846,795
Shares issued as payment of stock dividend on Series E Preferred	282,717
Shares issued as payment of stock dividend on Series F Preferred	46,967
Shares issued as payment of stock dividend on Series G Preferred	141,397
Shares issued pursuant to option exercises	17,000
Shares outstanding at March 31, 2017	92,334,876

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2016	175,000	$0.84
Granted	—
Expired / Canceled	—
Exercised	—
Balance at March 31, 2017	175,000	$0.84

As of March 31, 2017, warrants to purchase 175,000 shares of Common Stock at prices ranging from $0.80 to $1.10 were outstanding. There were 25,000 warrants exercisable as of March 31, 2017 which expire on September 1, 2017. There are 150,000 warrants which will become exercisable only upon the attainment of specified events. The intrinsic value of warrants outstanding at March 31, 2017 was approximately $37,500.

Stock-Based Compensation

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved. The number of authorized shares available under the plan for issuance at March 31, 2017 was 6,545,781. The number of available shares under the plan for issuance at March 31, 2017 was 53,850.

The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.  Stock-based compensation expense related to equity options was approximately $274,000 and $286,000 for the three months ended March 31, 2017 and 2016, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three months ended March 31, 2017 and 2016 ranged from 65% to 118%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the three months ended March 31, 2017 and 2016 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three months ended March 31, 2017 and 2016 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2016	6,506,843	$1.21
Granted	5,000	$1.35
Expired/Cancelled	(2,912)	$1.52
Exercised	(17,000)	$0.40
Balance at March 31, 2017	6,491,931	$1.21

The intrinsic value of options exercisable at March 31, 2017 was approximately $790,000.  The aggregate intrinsic value for all options outstanding as of March 31, 2017 was approximately $790,000. The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2017 was $0.74. At March 31, 2017, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,588,000 which will be recognized over a weighted-average period of 1.8 years.

In September 2016, the Company issued an aggregate of 168,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2017 through December 31, 2017. Such options will vest at the rate of 14,000 options per month on the last day of each month during the 2017 year. The options have an exercise price of $1.37 per share and a term of 10 years. The Company began recognition of compensation based on the grant-date fair value ratably over the 2017 requisite service period.

In September 2015, the Company issued an aggregate of 144,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2016 through December 31, 2016. Such options vest at the rate of 12,000 options per month on the last day of each month during the 2016 year. The options have an exercise price of $1.73 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation based on the grant-date fair value ratably over the 2016 requisite service period.

In May 2016, the Company issued an aggregate of 16,000 options to purchase shares of the Company’s Common Stock to a new member of the Company’s Board of Directors in return for their service from May 2016 through December 31, 2016. Such options vest at the rate of 2,000 options per month on the last day of each month during the 2016 year. The options have an exercise price of $1.29 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation based on the grant-date fair value ratably over the 2016 requisite service period.

Stock-based compensation related to equity options has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$5	$5
General and administrative	164	174
Sales and marketing	55	56
Research and development	50	51
Total	$274	$286

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

	Fair Value at March 31, 2017
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,672	$1,672	$—	$—
Totals	$1,672	$1,672	$—	$—

	Fair Value at December 31, 2016
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,645	$1,645	$—	$—
Totals	$1,645	$1,645	$—	$—

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company has certain Lines of Credit extended by certain members of the Company’s Board of Directors. For a more detailed discussion of the Company’s Lines of Credit, see Note 5 - Lines of Credit.  As of March 31, 2017, the Company had borrowed $3,650,000 under the terms of the Goldman LOC and $500,000 under the terms of the New Crocker LOC.

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

Under the terms of the employment agreements with our Senior Vice President of Administration and Chief Financial Officer, this executive will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; (ii) continuation of their fringe benefits and medical insurance for a period of six months; and (iii) immediate vesting of 50% of their outstanding stock options and restricted stock awards. In the event that their employment is terminated within six months prior to or thirteen months following a change of control (as defined in the employment agreements), they are entitled to the severance benefits described above, except that 100% of their outstanding stock options and restricted stock awards will immediately vest.

Under the terms of the employment agreement with our Chief Technical Officer, this executive will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months of base salary; and (ii) continuation of their fringe benefits and medical insurance for a period of six months. In the event that his employment is terminated within six months prior to or thirteen months following a change of control (as defined in the employment agreements), he is entitled to the severance benefits described above, except that 100% of his outstanding stock options and restricted stock awards will immediately vest.

Effective October 20, 2016, the employment agreements for the Company's Chief Executive Officer, Chief Financial Officer and Chief Technical Officer were amended to extend the term of each executive officer's employment agreement until December 31, 2017.

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

Leases

The Company’s corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at March 31, 2017:

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

●
8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2017.

 At March 31, 2017, future minimum lease payments are as follows:

($ in thousands)
2017 (nine months)	$330
2018	201
2019	34
2020	34
2021	9
Total	$608

 Rental expense incurred under operating leases for the three months ended March 31, 2017 and 2016 was approximately $125,000 and $119,000, respectively.

NOTE 10.  SUBSEQUENT EVENTS

Subsequent to March 31, 2017 and through May 10, 2017, (i) the Company borrowed an additional $1,000,000 under our existing Lines of Credit, (ii) the Holder and Second Holder agreed to further extend the maturity dates of the Lines of Credit to December 31, 2018, and (iii) the Company issued 155,000 shares of Common Stock pursuant to the exercise of 155,000 options resulting in cash proceeds to the Company of approximately $82,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

              In addition, on January 23, 2017, the Company and Charles Crocker, also a member of the Board of Directors of the Company (the "Second Holder"), amended the line of credit and promissory note, dated March 9, 2016 (the “New Crocker LOC”), to extend the maturity date thereof to December 31, 2017. No other amendments were made to the New Crocker LOC.

            On May 10, 2017, the Holder and Second Holder agreed to further extend the maturity dates of the Goldman Line of Credit and the New Crocker LOC (together, "Lines of Credit") to December 31, 2018.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2017 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Product Revenue

	Three Months Ended March 31,
Net Product Revenue	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$189	$219	$(30)	(14)%
Percentage of total net product revenue	69%	54%
Hardware and consumables	$47	$30	$17	57%
Percentage of total net product revenue	17%	8%
Services	$37	$154	$(117)	(76)%
Percentage of total net product revenue	14%	38%
Total net product revenue	$273	$403	$(130)	(32)%

Software and royalty revenue decreased 14% or approximately $30,000 during the three months ended March 31, 2017 as compared to the corresponding period in 2016. This decrease is attributable to lower sales of law enforcement project related revenue of approximately $8,000 and lower royalty revenue of approximately $53,000 offset by higher sales of boxed identity management software sold through our distribution channel of approximately $30,000 and higher identification project related revenue of approximately $1,000.

Revenue from the sale of hardware and consumables increased approximately $17,000 during the three months ended March 31, 2017 as compared to the corresponding period in 2016. This increase resulted from higher sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $117,000 during the three months ended March 31, 2017 as compared to the corresponding period in 2016, due primarily to the completion of the service element in certain identity management project solutions in the 2016 period.

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

During the quarter ended March 31, 2017, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets, and expanded our end-user market into non-government sectors including commercial, consumer and healthcare applications.  In November 2016, we introduced our new GoVerifyID Enterprise suite for customers that want to add biometric identity verification to their Microsoft infrastructure. While we anticipated results from these initiatives during the 2016 fiscal year, many of those initiatives were delayed to 2017.  As a result, we anticipate that we will see positive developments from these efforts beginning in the first half of 2017, which management believes should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

	Three Months Ended March 31,
Maintenance Revenue	2017	2016	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$655	$640	$15	2%

Maintenance revenue was approximately $655,000 for the three months ended March 31, 2017, as compared to approximately $640,000 for the corresponding period in 2016.  Identity management maintenance revenue generated from identification software solutions was approximately $304,000 for the three months ended March 31, 2017 as compared to approximately $289,000 during the comparable period in 2016.  Law enforcement maintenance revenue was approximately $351,000 for the three months ended March 31, 2017 and 2016. The increase of $15,000 in identification software solutions for the three months ended March 31, 2017 as compared to the corresponding period of 2016 reflects the expansion of our installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Three Months Ended March 31,
Cost of Product Revenue:	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$11	$21	$(10)	(48%)
Percentage of software and royalty product revenue	6%	10%
Hardware and consumables	$37	$12	$25	208%
Percentage of hardware and consumables product revenue	79%	40%
Services	$6	$41	$(35)	(85%)
Percentage of services product revenue	16%	27%
Total product cost of revenue	$54	$74	$(20)	(27%)
Percentage of total product revenue	20%	18%

The cost of software and royalty product revenue decreased approximately $10,000 for the three months ended March 31, 2017 as compared to the corresponding period in 2016 due primarily to lower software and royalty product revenue during the three months ended March 31, 2017 of approximately $30,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

The cost of hardware and consumable product revenue increased approximately $25,000 for the three months ended March 31, 2017 as compared to the corresponding period in 2016 due primarily to higher hardware and consumable product revenue of approximately $17,000 combined with higher procurement costs of needed hardware components.

The cost of services revenue decreased approximately $35,000 during the three months ended March 31, 2017 as compared to the corresponding period in 2016 due to lower services revenue of approximately $117,000 in the 2016 period. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

	Three Months Ended March 31,
Maintenance cost of revenue	2017	2016	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$208	$205	$3	2%
Percentage of total maintenance revenue	32%	32%

 Cost of maintenance revenue increased 2% or approximately $3,000 during the three months ended March 31, 2017 as compared to the corresponding period in 2016. This increase results from higher maintenance revenue of approximately $15,000 for the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Product Gross Profit

	Three Months Ended March 31,
Product gross profit	2017	2016	$ Change	% Change
(dollars in thousands)
Software and royalties	$178	$198	$(20)	(10)%
Percentage of software and royalty product revenue	94%	90%
Hardware and consumables	$10	$18	$(8)	(44)%
Percentage of hardware and consumables product revenue	21%	60%
Services	$31	$113	$(82)	(73)%
Percentage of services product revenue	84%	73%
Total product gross profit	$219	$329	$(110)	(33)%
Percentage of total product revenue	80%	82%

 Software and royalty gross profit decreased 10% or approximately $20,000 for the three months ended March 31, 2017 from the corresponding period in 2016 due primarily to lower software and royalty revenue of approximately $30,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

     Hardware and consumables gross profit decreased approximately $8,000 for the three months ended March 31, 2017 as compared to the corresponding period in 2016 due to higher hardware and consumable revenue of approximately $17,000 offset by higher cost of hardware and consumables product revenue of approximately $25,000 for the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Services gross profit decreased approximately $82,000 for the three months ended March 31, 2017 as compared to the corresponding period in 2016 due to lower service revenue of approximately $117,000 combined with lower cost of service revenue of approximately $35,000 for the three months ended March 31, 2017 as compared to the corresponding period in 2016.

 Maintenance Gross Profit
	Three Months Ended March 31,
Maintenance gross profit	2017	2016	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$447	$435	$12	3%
Percentage of total maintenance revenue	68%	68%

Gross profit related to maintenance revenue increased 3% or approximately $12,000 for the three months ended March 31, 2017 as compared to the corresponding period in 2016. This increase is due to higher maintenance revenue of approximately $15,000 combined with higher cost of maintenance revenue of approximately $3,000.

 Operating Expense
	Three Months Ended March 31,
Operating expense	2017	2016	$ Change	% Change
(dollars in thousands)

General and administrative	$1,044	$1,006	$38	4%
Percentage of total net revenue	113%	96%
Sales and marketing	$761	$673	$88	13%
Percentage of total net revenue	82%	65%
Research and development	$1,464	$1,314	$150	11%
Percentage of total net revenue	158%	126%
Depreciation and amortization	$21	$35	$(14)	(40)%
Percentage of total net revenue	2%	3%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $38,000 during the three months ended March 31, 2017 as compared to the corresponding period in 2016 is comprised of the following major components:
●
Increase in personnel related expense of approximately $79,000 due to increased salaries from headcount increases of approximately $62,000 and higher health insurances and 401(k) plan employer contributions of approximately $17,000.

●
Decreases in professional services of approximately $29,000 which includes lower Board of Director fees of approximately $9,000 and lower auditing fees of approximately $52,000 offset by higher contractor fees and contract services of approximately $7,000, higher patent-related expense of approximately $8,000, higher legal fees of approximately $10,000, higher public/investor relations expense of approximately $3,000 and higher corporate expense of approximately $4,000.

●
Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $30,000.

●
Decrease in foreign pension costs of approximately $42,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $88,000 during the three months ended March 31, 2017 as compared to the corresponding period in 2016 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $22,000 due to the re-tooling of our sales department with personnel resources having mobile software technical proficiencies.

●
Increase in contractor and contract services of approximately $28,000 resulting from increased utilization of certain sales consultants and increased marketing dues and subscription expenses.

●
Decrease in travel, trade show expense and office related expense of approximately $9,000.

●
Increase in advertising-related expenditures of approximately $29,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $150,000 for the three months ended March 31, 2017 as compared to the corresponding period in 2016 due primarily to the following major components:

●
Increase in personnel related expense of approximately $30,000 due to headcount increases needed for the accelerated development of the Company’s mobile identity management solutions.

●
Increase in contractor fees and contract services of approximately $104,000 for services related to the accelerated development of mobile identity management applications.

●
Increase in office related expense and engineering tools and supplies of approximately $16,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the three months ended March 31, 2017 and 2016, depreciation and amortization expense was approximately $21,000 and $35,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the three months ended March 31, 2017, we recognized interest expense of approximately $101,000 and interest income of approximately $1,000. For the three months ended March 31, 2016, we recognized interest expense of approximately $13,000 and interest income of approximately $2,000. Interest expense for the three months ended March 31, 2017 is comprised of approximately $5,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $61,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $35,000 related to the recognition of beneficial conversion feature related to the Lines of Credit.

Other Income

For the three months ended March 31, 2017, we recognized amounts of other income.  For the three months ended March 31, 2016, we recognized other income of approximately $1,000, is comprised of approximately $1,000 related to miscellaneous receipts.

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

At March 31, 2017, our principal sources of liquidity consisted of cash of $475,000, accounts receivable, net of $304,000, and available borrowings under the Lines of Credit of $1,850,000.  As of March 31, 2017, we had negative working capital of $1,379,000. We have a history of recurring losses, and as of March 31, 2017, we have incurred a cumulative net loss of approximately $159,989,000.

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

In addition, on January 23, 2017, the Company and the Second Holder amended the New Crocker LOC to extend the maturity date thereof to December 31, 2017. No other amendments were made to the New Crocker LOC.

On May 10, 2017, the Holder and Second Holder agreed to further extend the maturity dates of the Lines of Credit to December 31, 2018.

As of March 31, 2017, we have aggregate borrowings outstanding under our Lines of Credit of $4,150,000 and related accrued unpaid interest of approximately $164,000. These amounts are due on December 31, 2018.

Going Concern

At March 31, 2017, we had a working capital deficit of approximately $1.4 million. Our principal sources of liquidity at March 31, 2017 consisted of available borrowings under our Lines of Credit of $1.85 million and approximately $0.5 million of cash and $0.3 million of trade accounts receivable.

Considering our projected cash requirements, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management will access available borrowings under our existing Lines of Credit, and will continue to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities prior to the end of the quarter ended June 30, 2017. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, and no assurances can be given that we will be successful in raising additional debt and/or equity securities.

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

Operating Activities

We used net cash of $2,600,000 in operating activities for the three months ended March 31, 2017 as compared to net cash used of $ 2,182,000 during the comparable period in 2016. During the three months ended March 31, 2017, net cash used in operating activities consisted of net loss of $2,727,000 and a decrease in working capital and other assets and liabilities of $223,000. Those amounts were offset by $350,000 of non-cash costs including $274,000 in stock based compensation, $40,000 in debt issuance cost amortization and beneficial conversion feature amortization, $21,000 in depreciation and amortization and $15,000 in provision for losses on accounts receivables. During the three months ended March 31, 2017, we used cash of $64,000 to fund increases in current assets and used cash of $159,000 through increases in current liabilities and deferred revenue, excluding debt.

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

Investing Activities

Net cash used in investing activities was $1,000 for the three months ended March 31, 2017 as compared to $21,000 used in the three months ended March 31, 2016. For the three months ended March 31, 2017, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $1,000. This level of equipment purchases resulted primarily from the replacement of older equipment. For the three months ended March 31, 2016, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $21,000.

Financing Activities

During the three months ended March 31, 2017 and 2016, the Company received $1,500,000 in borrowings under the Lines of Credit. Also during the three months ended March 31, 2017, the Company received approximately $7,000 from the exercise of 17,000 options resulting in the issuance of 17,000 shares of Common Stock.

Debt

At March 31, 2017, the Company had $4,314,000 outstanding under the terms of the Lines of Credit, which amount included $164,000 in accrued but unpaid interest, as compared to no outstanding debt and no related accrued interest at March 31, 2016.

Contractual Obligations

Total contractual obligations and commercial commitments as of March 31, 2017 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$608	330	269	9	—
Lines of credit payable to related parties	$4,150	—	4,150	—	—
Total	$4,758	330	4,419	9	—

Real Property Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at March 31, 2017:

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

At March 31, 2017, future minimum lease payments are as follows:

($ in thousands)
2017 (nine months)	$330
2018	$201
2019	$34
2020	$34
2021	$9
Total	$608

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10K for our fiscal year ended December 31, 2016, filed on March 31, 2017, including our need to raise additional capital to continue as a going concern. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 10, 2017, there have been no material changes to the disclosures made in the above referenced Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	EXHIBITS

10.1	Amendment No. 2 to Convertible Promissory Note
10.2	Amendment No. 6 to Convertible Promissory Note
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2017	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 11, 2017	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)