Form 10-Q
period 2017-06-30
IMAGEWARE SYSTEMS INC
filed 2017-08-14
CIK 941685

DRAFT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock, with $0.01 par value, outstanding on August 14, 2017 was 93,141,118.

IMAGEWARE SYSTEMS, INC.

-i-

DRAFT

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash	$104	$1,586
Accounts receivable, net of allowance for doubtful accounts of $16 at June 30, 2017 and $1 at December 31, 2016.	332	287
Inventory, net	53	23
Other current assets	148	135
Total Current Assets	637	2,031

Property and equipment, net	62	93
Other assets	35	34
Intangible assets, net of accumulated amortization	100	106
Goodwill	3,416	3,416
Total Assets	$4,250	$5,680

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$343	$425
Deferred revenue	608	1,045
Accrued expenses	1,237	1,047
Convertible lines of credit to related parties, net of discount	—	2,528
Total Current Liabilities	2,188	5,045

Convertible lines of credit to related parties, net of discount	5,687	—
Pension obligation	1,955	1,895
Total Liabilities	9,830	6,940

Shareholders’ Deficit:
Preferred stock, authorized 4,000,000 shares:
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at June 30, 2017 and December 31, 2016; liquidation preference $607 at June 30, 2017 and December 31, 2016.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 12,000 shares issued and outstanding at June 30, 2017 and December 31, 2016; liquidation preference $12,000 at June 30, 2017 and December 31, 2016.	—	—
Series F Convertible Redeemable Preferred Stock, $0.01 par value; designated 2,000 shares, 2,000 shares issued and outstanding at June 30, 2017 and December 31, 2016; liquidation preference $2,000 at June 30, 2017 and December 31, 2016.	—	—
Series G Convertible Redeemable Preferred Stock, $0.01 par value; designated 6,120 shares, 6,021 shares issued and outstanding at June 30, 2017 and December 31, 2016; liquidation preference $6,021 at June 30, 2017 and December 31, 2016.	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 93,147,822 and 91,853,499 shares issued at June 30, 2017 and December 31, 2016, respectively, 93,141,118 and 91,846,795 shares outstanding at June 30, 2017 and December 31, 2016, respectively.	930	917
Additional paid-in capital	158,236	156,195
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,621)	(1,543)
Accumulated deficit	(163,063)	(156,767)
Total Shareholders’ Deficit	(5,580)	(1,260)
Total Liabilities and Shareholders’ Deficit	$4,250	$5,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRAFT

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$407	$356	$680	$759
Maintenance	653	640	1,309	1,280
	1,060	996	1,989	2,039
Cost of revenue:
Product	36	56	90	130
Maintenance	214	219	423	424
Gross profit	810	721	1,476	1,485

Operating expense:
General and administrative	1,042	899	2,087	1,905
Sales and marketing	702	743	1,463	1,416
Research and development	1,479	1,318	2,943	2,631
Depreciation and amortization	17	35	38	70
	3,240	2,995	6,531	6,022
Loss from operations	(2,430)	(2,274)	(5,055)	(4,537)

Interest expense, net	164	36	264	46
Other income, net	(50)	(200)	(50)	(200)
Loss before income taxes	(2,544)	(2,110)	(5,269)	(4,383)
Income tax expense	3	4	7	6
Net loss	(2,547)	(2,114)	(5,276)	(4,389)
Preferred dividends	(514)	(309)	(1,021)	(657)
Net loss available to common shareholders	$(3,061)	$(2,423)	$(6,297)	$(5,046)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.03)	$(0.02)	$(0.06)	$(0.05)
Preferred dividends	(0.00)	(0.01)	(0.01)	(0.00)
Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.03)	$(0.07)	$(0.05)
Basic and diluted weighted-average shares outstanding	92,539,230	94,298,567	92,203,567	94,185,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRAFT

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(2,547)	$(2,114)	$(5,276)	$(4,389)
Other comprehensive income (loss):
Foreign currency translation adjustment	(61)	23	(78)	(31)
Comprehensive loss	$(2,608)	$(2,091)	$(5,354)	$(4,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRAFT

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(5,276)	$(4,389)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	38	70
Amortization of debt issuance costs and beneficial conversion feature	97	37
Reduction in accrued expense from the expiration of statute of limitations	—	(200)
Provision for losses on accounts receivable	15	—
Stock-based compensation	550	565
Gain from sale of trademark	(50)	—
Change in assets and liabilities
Accounts receivable	(60)	75
Inventory	(30)	(28)
Other assets	(21)	(73)
Accounts payable	(82)	—
Deferred revenue	(438)	(434)
Accrued expenses	192	(129)
Pension obligation	60	81
Total adjustments	271	(36)
Net cash used in operating activities	(5,005)	(4,425)

Cash flows from investing activities
Purchase of property and equipment	(1)	(44)
Proceeds received from sale of trademark	50	—
Net cash used in investing activities	49	(44)

Cash flows from financing activities
Proceeds from exercised stock options	227	—
Proceeds from lines of credit, net	3,350	1,500
Dividends paid	(25)	(25)
Net cash provided by financing activities	3,552	1,475

Effect of exchange rate changes on cash	(78)	(31)

Net decrease in cash	(1,482)	(3,025)

Cash at beginning of period	1,586	3,352

Cash at end of period	$104	$327

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature on convertible related party lines of credit	$281	$121
Stock dividend on Convertible Redeemable Preferred Stock	$996	$631

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRAFT

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

Going Concern

At June 30, 2017, we had a working capital deficit of approximately $1,551,000. Our principal sources of liquidity at June 30, 2017 consisted of approximately $104,000 of cash and $332,000 of trade accounts receivable.

Considering our projected cash requirements, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management will continue to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities prior to the end of the quarter ended September 30, 2017. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, and no assurances can be given that we will be successful in raising additional debt and/or equity securities.

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

DRAFT

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

 Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017, or any other future periods.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

DRAFT

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

Customer Concentration

For the three months ended June 30, 2017, one customer accounted for approximately 17% or $184,000 of our total revenue and had trade receivables at June 30, 2017of $0.  For the six months ended June 30, 2017, one customer accounted for approximately 19% or $368,000 of our total revenue and had trade receivables at June 30, 2017of $0.

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

DRAFT

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

DRAFT

FASB ASU No. 2017-09. In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation”. The amendments in this updated guidance clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of this updated guidance on its consolidated financial statements.

FASB ASU No. 2017-11. In July 2017, the FASB issued ASU No 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral”. The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact of this updated guidance on its consolidated financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted loss per share:
Net loss	$(2,547)	$(2,114)	$(5,276)	$(4,389)
Preferred dividends	(514)	(309)	(1,021)	(657)

Net loss available to common shareholders	$(3,061)	$(2,423)	$(6,297)	$(5,046)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	92,539,230	94,298,567	92,203,567	94,185,967

Net loss	$(0.03)	$(0.02)	$(0.06)	$(0.05)
Preferred dividends	(0.00)	(0.01)	(0.01)	(0.00)

Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.03)	$(0.07)	$(0.05)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive securities	Three and Six Months Ended June 30,
	2017	2016

Related party lines of credit	5,016,236	1,209,635
Convertible redeemable preferred stock	11,709,151	6,361,818
Stock options	6,171,555	5,582,136
Warrants	175,000	450,000
Total potential dilutive securities	23,071,942	13,603,589

DRAFT

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $53,000 as of June 30, 2017 were comprised of work in process of $47,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $23,000 as of December 31, 2016 were comprised of work in process of $19,000 representing direct labor costs on in-process projects and finished goods of $4,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $100,000 and $106,000 as of June 30, 2017 and December 31, 2016, respectively, which includes accumulated amortization of $560,000 and $554,000 as of June 30, 2017 and December 31, 2016, respectively.  Amortization expense for patent intangible assets was $3,000 and $6,000 for the three and six months ended June 30, 2017 and 2016, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 9.0 years.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2017 (six months)	$6
2018	12
2019	12
2020	12
2021	12
Thereafter	46
Totals	$100

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of June 30, 2017 and December 31, 2016.

NOTE 5.  LINES OF CREDIT WITH RELATED PARTIES

Outstanding lines of credit consist of the following:

($ in thousands)	June 30, 2017	December 31, 2016
Lines of Credit
8% convertible lines of credit. Face value of advances under lines of credit $6,000 and $2,650 at June 30, 2017 and December 31, 2016, respectively. Discount on advances under lines of credit is $313 at June 30, 2017 and $122 at December 31, 2016. Maturity date is December 31, 2018.	$5,687	$2,528

Total lines of credit to related parties	5,687	2,528
Less current portion	(—)	(2,528)
Long-term lines of credit to related parties	$5,687	$—

DRAFT

Lines of Credit

In March 2013, the Company and Neal Goldman, a member of the Company’s Board of Directors (“Goldman”), entered into a line of credit (the “Goldman Line of Credit”) with available borrowings of up to $2.5 million. In March 2014, the Goldman Line of Credit’s borrowing was increased to an aggregate total of $3.5 million (the “Amendment”). Pursuant to the terms and conditions of the Amendment, Goldman had the right to convert up to $2.5 million of the outstanding balance of the Goldman Line of Credit into shares of the Company's Common Stock for $0.95 per share. Any remaining outstanding balance was convertible into shares of the Company's Common Stock for $2.25 per share.

As consideration for the initial Goldman Line of Credit, the Company issued a warrant to Goldman, exercisable for 1,052,632 shares of the Company’s Common Stock (the "Line of Credit Warrant"). The Goldman Line of Credit Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to Goldman a second warrant, exercisable for 177,778 shares of the Company’s Common Stock (the “Amendment Warrant”). The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

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

During the three and six months ended June 30, 2017, the Company recorded an aggregate of approximately $2,000 and $7,000, respectively in deferred financing fee amortization expense. During the three and six months ended June 30, 2016, the Company recorded an aggregate of approximately $12,000 and $24,000, respectively in deferred financing fee amortization expense. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

In April 2014, the Company and Goldman entered into a further amendment to the Goldman Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”).  Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with Charles Crocker, a member of the Company’s Board of Directors (“Crocker”), with available borrowings of up to $500,000 (the “Crocker LOC”), which amount was convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under the Lines of Credit available to the Company remained unchanged at a total of $3.5 million. In connection with the Second Amendment, Goldman assigned and transferred to Crocker one-half of the Amendment Warrant.

In December 2014, the Company and Goldman entered into a further amendment to the Goldman Line of Credit to increase the available borrowing to $5.0 million and extend the maturity date of the Goldman Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, Goldman had the right to convert up to $2.5 million outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5.0 million.

In February 2015, as a result of the Series E Financing, the Company issued 1,978 shares of Series E Preferred to Goldman to satisfy $1,950,000 in principal borrowings under the Goldman Line of Credit plus approximately $28,000 in accrued interest. As a result of the Series E Financing, the Company’s borrowing capacity under the Goldman Line of Credit was reduced to $3,050,000 with the maturity date unchanged and the Crocker LOC was terminated in accordance with its terms.

In March 2016, the Company and Goldman entered into a fourth amendment to the Goldman Line of Credit (the “Fourth Amendment”) solely to (i) increase available borrowings to $5.0 million; (ii) extend the maturity date to June 30, 2017, and (iii) provide for the conversion of the outstanding balance due under the terms of the Goldman Line of Credit into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new $500K Line of Credit (the “New Crocker LOC”) with available borrowings of up to $500,000 with Crocker, which replaced the original Crocker LOC that terminated as a result of the consummation of the Series E Financing.  Similar to the Fourth Amendment, the New Crocker LOC with Crocker originally matured on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the New Crocker LOC into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

DRAFT

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

In addition, on January 23, 2017, the Company and Crocker amended the New Crocker LOC to extend the maturity date thereof to December 31, 2017. No other amendments were made to the New Crocker LOC.

On May 10, 2017, Goldman and Crocker agreed to further extend the maturity dates of Lines of Credit to December 31, 2018.

As the aforementioned amendments to the Lines of Credit resulted in an increase to the borrowing capacity of the Lines of Credit, the Company adjusted the amortization period of any remaining unamortized deferred costs and note discounts to the term of the new arrangement.

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. The Company incurred borrowings of $2,650,000 during the year ended December 31, 2016 and incurred borrowings of $3,350,000 during the six months ended June 30, 2017. As a result of these borrowings under the Lines of Credit, the Company recorded approximately $220,000 in debt discount attributable to the beneficial conversion feature during the year ended December 31, 2016 and recorded approximately $281,000 in debt discount attributable to beneficial conversion feature during the six months ended June 30, 2017. During the three and six months ended June 30, 2017, the Company accreted approximately $55,000 and $90,000, respectively, of debt discount. During the three and six months ended June 30, 2016, the Company accreted approximately $12,000 of the note discount. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

NOTE 6.  EQUITY

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) outstanding as of June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of approximately $8,000. There were no conversions of Series B Preferred into Common Stock during the six months ended June 30, 2017 and 2016.

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

DRAFT

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

The Company had 12,000 shares of Series E Preferred outstanding as of June 30, 2017 and December 31, 2016, respectively.  At June 30, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series E Preferred into Common Stock during the six months ended June 30, 2017 and 2016. The Company issued the holders of Series E Preferred 301,720 shares of Common Stock on June 30, 2017 as payment of dividends due on that date. For the six months ended June 30, 2017, the Company has issued the holders of Series E Preferred 584,437 shares of Common Stock as payment of dividends due. With the payment of the quarterly dividends due June 30, 2017 to the holders of Series E Preferred in shares of Common Stock, the Director Appointment Provision became effective as of that date.

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

The Company had 2,000 shares of Series F Preferred outstanding as of June 30, 2017 and December 31, 2016.  At June 30, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0. There were no conversions of Series F Preferred into Common Stock during the six months ended June 30, 2017 and 2016. The Company issued the holders of Series F Preferred 49,749 shares of Common Stock on June 30, 2017 as payment of dividends due on that date. For the six months ended June 30, 2017, the Company has issued the holders of Series F Preferred 96,716 shares of Common Stock as payment of dividends due.

DRAFT

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

The Company had 6,021 shares of Series G Preferred outstanding as of June 30, 2017 and December 31, 2016.  At June 30, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series G Preferred into Common Stock during the six months ended June 30, 2017 and 2016. The Company issued the holders of Series G Preferred 149,773 shares of Common Stock on June 30, 2017 as payment of dividends due on that date. For the six months ended June 30, 2017, the Company has issued the holders of Series G Preferred 291,170 shares of Common Stock as payment of dividends due.

Common Stock

 The following table summarizes Common Stock activity for the six months ended June 30, 2017:

Common Stock
Shares outstanding at December 31, 2016	91,846,795
Shares issued as payment of stock dividend on Series E Preferred	584,437
Shares issued as payment of stock dividend on Series F Preferred	96,716
Shares issued as payment of stock dividend on Series G Preferred	291,170
Shares issued pursuant to option exercises	322,000
Shares outstanding at June 30, 2017	93,141,118

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2016	175,000	$0.84
Granted	—	—
Expired / Canceled	—	—
Exercised	—
Balance at June 30, 2017	175,000	$0.84

As of June 30, 2017, warrants to purchase 175,000 shares of Common Stock at prices ranging from $0.80 to $1.10 were outstanding. There were 25,000 warrants exercisable as of June 30, 2017 which expire on September 1, 2017. There are 150,000 warrants which will become exercisable only upon the attainment of specified events. The intrinsic value of warrants outstanding at June 30, 2017 was approximately $30,000.

DRAFT

Stock-Based Compensation

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved. The number of authorized shares available under the plan for issuance at June 30, 2017 was 6,240,781. The number of available shares under the plan for issuance at June 30, 2017 was 69,226.

The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital. Stock-based compensation expense related to equity options was approximately $240,000 and $480,000 for the three and six months ended June 30, 2017, respectively. Stock-based compensation expense related to equity options was approximately $233,000 and $475,000 for the three and six months ended June 30, 2016, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s Common Stock issued to certain members of the Company’s Board of Directors in return for their service (disclosed more fully below) was approximately $35,000 and $70,000 for the three and six months ended June 30, 2017, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s Common Stock issued to certain members of the Company’s Board of Directors in return for their service was approximately $46,000 and $90,000 for the three and six months ended June 30, 2016, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the six months ended June 30, 2017 and 2016 ranged from 58% to 121%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the six months ended June 30, 2017 and 2016 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the six months ended June 30, 2017 and 2016 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2016	6,506,843	$1.21
Granted	35,000	$1.05
Expired/Cancelled	(48,288)	$2.01
Exercised	(322,000)	$0.71
Balance at June 30, 2017	6,171,555	$1.22

DRAFT

The intrinsic value of options exercisable at June 30, 2017 was approximately $568,000.  The aggregate intrinsic value for all options outstanding as of June 30, 2017 was approximately $568,000. The weighted-average grant-date per share fair value of options granted during the six months ended June 30, 2017 was $0.53. At June 30, 2017, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,328,000 which will be recognized over a weighted-average period of 1.9 years.

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

Stock-based compensation related to equity options, including options granted to certain members of the Company’s Board of Directors, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$5	$5	$10	$10
General and administrative	165	172	329	346
Sales and marketing	55	54	110	109
Research and development	50	49	101	100

Total	$275	$280	$550	$565

DRAFT

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

	Fair Value at June 30, 2017
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,789	$1,789	$—	$—
Totals	$1,789	$1,789	$—	$—

	Fair Value at December 31, 2016
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,645	$1,645	$—	$—
Totals	$1,645	$1,645	$—	$—

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company has certain Lines of Credit extended by certain members of the Company’s Board of Directors. For a more detailed discussion of the Company’s Lines of Credit, see Note 5 - Lines of Credit.  As of June 30, 2017, the Company had borrowed $5,500,000 under the terms of the Goldman LOC and $500,000 under the terms of the New Crocker LOC.

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

DRAFT

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

Leases

The Company’s corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at June 30, 2017:

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

●
8,045 square feet in Portland, Oregon, at a cost of approximately $16,000 per month until the expiration of the lease on October 31, 2018; and

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2017.

 At June 30, 2017, future minimum lease payments are as follows:

($ in thousands)
2017 (six months)	$208
2018	203
2019	35
2020	35
2021	9
Total	$490

 Rental expense incurred under operating leases for the six months ended June 30, 2017 and 2016 was approximately $256,000 and $242,000, respectively.

NOTE 10.  SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company received an aggregate of $875,000 from Goldman and S. James Miller, the Company’s Chief Executive Officer, to provide for the Company’s short-term working capital requirements.

DRAFT

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

Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value of derivative liabilities, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2017 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016.

DRAFT

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Product Revenue

	Three Months Ended June 30,
Net Product Revenue	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$319	$284	$35	12%
Percentage of total net product revenue	78%	80%
Hardware and consumables	$39	$23	$16	70%
Percentage of total net product revenue	10%	6%
Services	$49	$49	$—	0%
Percentage of total net product revenue	12%	14%
Total net product revenue	$407	$356	$51	14%

Software and royalty revenue increased 12% or approximately $35,000 during the three months ended June 30, 2017 as compared to the corresponding period in 2016. This increase is attributable to higher sales of law enforcement project related revenue of approximately $15,000 and higher royalty revenue of approximately $47,000 offset by lower sales of boxed identity management software sold through our distribution channel of approximately $22,000 and lower identification project related revenue of approximately $5,000.

Revenue from the sale of hardware and consumables increased approximately $16,000 during the three months ended June 30, 2017 as compared to the corresponding period in 2016. This increase resulted from higher sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue was approximately $49,000 during the three months ended June 30, 2017 and 2016.

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

During the quarter ended June 30, 2017, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets, and expanded our end-user market into non-government sectors including commercial, consumer and healthcare applications.  In November 2016, we introduced our new GoVerifyID Enterprise suite for customers that want to add biometric identity verification to their Microsoft infrastructure. While we anticipated results from these initiatives during the 2016 fiscal year, many of those initiatives were delayed to 2017.  As a result, we anticipate that we will see positive developments from these efforts beginning in the second half of 2017, which management believes should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

Maintenance Revenue	Three Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	% Change
Total maintenance revenue	$653	$640	$13	2%

DRAFT

Maintenance revenue was approximately $653,000 for the three months ended June 30, 2017, as compared to approximately $640,000 for the corresponding period in 2016.  Identity management maintenance revenue generated from identification software solutions was approximately $308,000 for the three months ended June 30, 2017 as compared to approximately $294,000 during the comparable period in 2016.  Law enforcement maintenance revenue was approximately $345,000 and $346,000 for the three months ended June 30, 2017 and 2016, respectively. The increase of $14,000 in identification software solutions for the three months ended June 30, 2017 as compared to the corresponding period of 2016 reflects the expansion of our installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Three Months Ended June 30,
Cost of Product Revenue:	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$6	$26	$(20)	(77)%
Percentage of software and royalty product revenue	2%	9%
Hardware and consumables	$18	$22	$(4)	(18)%
Percentage of hardware and consumables product revenue	46%	96%
Services	$12	$8	$4	50%
Percentage of services product revenue	24%	16%
Total product cost of revenue	$36	$56	$(20)	(36)%
Percentage of total product revenue	9%	16%

The cost of software and royalty product revenue decreased approximately $20,000 for the three months ended June 30, 2017 as compared to the corresponding period in 2016. This decrease results primarily from lower personnel expenses allocated to software project implementation. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of hardware and consumable product revenue decreased approximately $4,000 for the three months ended June 30, 2017 as compared to the corresponding period in 2016 despite higher hardware and consumable revenue due primarily to certain hardware costs being previously expensed due to recoverability concerns.

The cost of services revenue increased approximately $4,000 during the three months ended June 30, 2017 as compared to the corresponding period in 2016 due to the composition of labor resources utilized in the completion of the service element. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Three Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Total maintenance cost of revenue	$214	$219	(5)	(2)%
Percentage of total maintenance revenue	33%	34%

 Cost of maintenance revenue decreased approximately $5,000 during the three months ended June 30, 2017 as compared to the corresponding period in 2016. This decrease, despite maintenance revenues increasing approximately $13,000 during the same period is due primarily to the composition of engineering resources used in the provision of maintenance services.

DRAFT

Product Gross Profit

	Three Months Ended June 30,
Product gross profit	2017	2016	$ Change	% Change
(dollars in thousands)
Software and royalties	$313	$258	$55	21%
Percentage of software and royalty product revenue	98%	91%
Hardware and consumables	$21	$1	$20	2000%
Percentage of hardware and consumables product revenue	54%	4%
Services	$37	$41	$(4)	(10)%
Percentage of services product revenue	76%	84%
Total product gross profit	$371	$300	$71	24%
Percentage of total product revenue	91%	84%

 Software and royalty gross profit increased 21% or approximately $55,000 for the three months ended June 30, 2017 from the corresponding period in 2016 due primarily to higher software and royalty revenue of approximately $35,000 combined with lower software and royalty cost of revenues of $20,000 for the same period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third -party software license content included in product sales during a given period.

     Hardware and consumables gross profit increased approximately $20,000 for the three months ended June 30, 2017 as compared to the corresponding period in 2016 due to higher hardware and consumable revenue of approximately $16,000 combined with lower cost of hardware and consumables product revenue of approximately $4,000 for the three months ended June 30, 2017 as compared to the corresponding period in 2016.

Services gross profit decreased approximately $4,000 for the three months ended June 30, 2017 as compared to the corresponding period in 2016 due to higher costs of service revenue of approximately $4,000 for the three months ended June 30, 2017 as compared to the corresponding period in 2016.

 Maintenance Gross Profit

Maintenance gross profit	Three Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change

Total maintenance gross profit	$439	$421	$18	4%
Percentage of total maintenance revenue	67%	66%

Gross profit related to maintenance revenue increased 4% or approximately $18,000 for the three months ended June 30, 2017 as compared to the corresponding period in 2016. This increase is due to higher maintenance revenue of approximately $13,000 combined with lower cost of maintenance revenue of approximately $5,000.

 Operating Expense

	Three Months Ended June 30,
Operating expense	2017	2016	$ Change	% Change
(dollars in thousands)

General and administrative	$1,042	$899	$143	16%
Percentage of total net revenue	98%	90%
Sales and marketing	$702	$743	$(41)	(6)%
Percentage of total net revenue	66%	75%
Research and development	$1,479	$1,318	$161	12%
Percentage of total net revenue	140%	132%
Depreciation and amortization	$17	$35	$(18)	(51)%
Percentage of total net revenue	2%	4%

DRAFT

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $143,000 during the three months ended June 30, 2017 as compared to the corresponding period in 2016 is comprised of the following major components:

●
Increase in personnel related expense of approximately $21,000 due to increased salaries from headcount increases of approximately $6,000 and higher health insurances and 401(k) plan employer contributions of approximately $15,000.

●
Decreases in professional services of approximately $35,000 which includes lower Board of Director fees of approximately $11,000, lower auditing fees of approximately $18,000, lower patent-related expense of approximately $9,000 offset by higher legal fees of approximately $3,000.

●
Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $26,000.

●
Increase in investment banking fees and financing expenses of approximately $131,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $41,000 during the three months ended June 30, 2017 as compared to the corresponding period in 2016 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $2,000 driven primarily by higher employee medical insurances.

●
Decrease in contractor and contract services of approximately $40,000 resulting from decreased utilization of certain sales consultants offset by increased marketing dues and subscription expenses.

●
Increase in travel, trade show expense and office related expense of approximately $20,000.

●
Decrease in our Mexico sales office expenses and other of approximately $23,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $161,000 for the three months ended June 30, 2017 as compared to the corresponding period in 2016 due primarily to the following major components:

●
Decrease in personnel related expense of approximately $13,000.

●
Increase in contractor fees and contract services of approximately $144,000 for services related to the accelerated development of mobile identity management applications.

●
Increase in office related expense and engineering tools and supplies of approximately $30,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

DRAFT

Depreciation and Amortization

 During the three months ended June 30, 2017 and 2016, depreciation and amortization expense was approximately $17,000 and $35,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the three months ended June 30, 2017, we recognized interest expense of approximately $165,000 and interest income of approximately $1,000. For the three months ended June 30, 2016, we recognized interest expense of approximately $36,000 and interest income of approximately $0. Interest expense for the three months ended June 30, 2017 is comprised of approximately $3,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $107,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $55,000 related to the amortization of beneficial conversion feature related to the Lines of Credit.

Other Income

For the three months ended June 30, 2017, we recognized $50,000 of other income from the sale of one of the Company’s non-utilized trademarks.  Other income for the three months ended June 30, 2016 is comprised of approximately $200,000 from the write off of certain accrued expense due to the expiration of the legal statute of limitations on such liabilities.

 Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

 Product Revenue

	Six Months Ended June 30,
Net Product Revenue	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$508	$502	$6	1%
Percentage of total net product revenue	74%	66%
Hardware and consumables	$86	$54	$32	59%
Percentage of total net product revenue	13%	7%
Services	$86	$203	$(117)	(58)%
Percentage of total net product revenue	13%	27%
Total net product revenue	$680	$759	$(79)	(10)%

Software and royalty revenue increased 1% or approximately $6,000 during the six months ended June 30, 2017 as compared to the corresponding period in 2016. This increase is attributable to higher sales of boxed identity management software sold through our distribution channel of approximately $8,000, higher sales of law enforcement project related revenue of approximately $7,000 offset by lower identification project related revenue of approximately $4,000 and lower royalty revenue of approximately $5,000.

Revenue from the sale of hardware and consumables increased approximately $32,000 during the six months ended June 30, 2017 as compared to the corresponding period in 2016. This increase resulted from higher sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $117,000 during the six months ended June 30, 2017 as compared to the corresponding period in 2016, due primarily to the completion of the service element in certain identity management project solutions in the 2016 period.

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

DRAFT

During the six months ended June 30, 2017, we continued to accelerate our efforts to move the Biometric Engine into cloud and mobile markets, and expanded our end-user market into non-government sectors including commercial, consumer and healthcare applications.  In November 2016, we introduced our new GoVerifyID Enterprise suite for customers that want to add biometric identity verification to their Microsoft infrastructure. While we anticipated results from these initiatives during the 2016 fiscal year, many of those initiatives were delayed to 2017.  As a result, we anticipate that we will see positive developments from these efforts beginning in the second half of 2017, which management believes should help us to begin to smooth out our period-to-period fluctuations in revenue and enable us to provide better visibility into the timing of future revenues.

 Maintenance Revenue

Maintenance Revenue	Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Total maintenance revenue	$1,309	$1,280	$29	2%

Maintenance revenue was approximately $1,309,000 for the six months ended June 30, 2017, as compared to approximately $1,280,000 for the corresponding period in 2016.  Identity management maintenance revenue generated from identification software solutions was approximately $613,000 for the six months ended June 30, 2017 as compared to approximately $583,000 during the comparable period in 2016.  Law enforcement maintenance revenue was approximately $696,000 for the six months ended June 30, 2017 as compared to approximately $697,000 during the comparable period in 2016. The increase of $30,000 in identification software solutions reflects the completion of certain projects and an increase to our installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Six Months Ended June 30,
Cost of Product Revenue:	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$17	$51	$(34)	(67)%
Percentage of software and royalty product revenue	3%	10%
Hardware and consumables	$55	$29	$26	90%
Percentage of hardware and consumables product revenue	64%	54%
Services	$18	$50	$(32)	(64)%
Percentage of services product revenue	21%	25%
Total product cost of revenue	$90	$130	$(40)	(31)%
Percentage of total product revenue	13%	17%

 The cost of software and royalty product revenue decreased approximately $34,000 for the six months ended June 30, 2017 and 2016. This decrease results primarily from lower personnel expenses allocated to software project implementation. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

 The increase in the cost of product revenue for our hardware and consumable sales of approximately $26,000 for the six months ended June 30, 2017 as compared to the corresponding period in 2016 reflects higher hardware and consumables product revenue of approximately $32,000 for the six months ended June 30, 2017 as compared to the corresponding period in 2016.

 The cost of services revenue decreased approximately $32,000 during the six months ended June 30, 2017 as compared to the corresponding period in 2016 due to lower services revenue of approximately $117,000 in the 2017 period. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

DRAFT

Cost of Maintenance Revenue

	Six Months Ended June 30,
Maintenance cost of revenue	2017	2016	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$423	$424 $	$(1)	0%
Percentage of total maintenance revenue	32%	33%

 Cost of maintenance revenue decreased approximately $1,000 during the six months ended June 30, 2017 as compared to the corresponding period in 2016. This decrease, despite maintenance revenues increasing approximately $29,000 during the same period is due primarily to the composition of engineering resources used in the provision of maintenance services.

 Product Gross Profit

	Six Months Ended June 30,
Product gross profit	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$491	$451	$40	9%
Percentage of software and royalty product revenue	97%	90%
Hardware and consumables	$30	$25	$5	20%
Percentage of hardware and consumables product revenue	35%	46%
Services	$68	$153	$(85)	(56)%
Percentage of services product revenue	79%	75%
Total product gross profit	$589	$629	$(40)	(6)%
Percentage of total product revenue	87%	83%

 Software and royalty gross profit increased 9% or approximately $40,000 for the six months ended June 30, 2017 from the corresponding period in 2016 due primarily to higher software and royalty revenue of approximately $6,000 combined with lower cost of software and royalty revenue of approximately $34,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third party software license content included in product sales during a given period.

Services gross profit decreased approximately $85,000 for the six months ended June 30, 2017 as compared to the corresponding period in 2016 due to lower service revenue of approximately $117,000 combined with lower cost of service revenue of approximately $32,000 for the six months ended June 30, 2017 as compared to the corresponding period in 2016.

 Maintenance Gross Profit

	Six Months Ended June 30,
Maintenance gross profit	2017	2016	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$886	$856	$30	4%
Percentage of total maintenance revenue	68%	67%

 Gross profit related to maintenance revenue increased 4% or approximately $30,000 for the six months ended June 30, 2017 as compared to the same period ended June 30, 2016. This increase is due to higher maintenance revenue of approximately $29,000 combined with lower cost of maintenance revenue of approximately $1,000.

 Operating Expense

	Six Months Ended June 30,
Operating expense	2017	2016	$ Change	% Change
(dollars in thousands)

General and administrative	$2,087	$1,905	$182	10%
Percentage of total net revenue	105%	93%
Sales and marketing	$1,463	$1,416	$47	3%
Percentage of total net revenue	74%	69%
Research and development	$2,943	$2,631	$312	12%
Percentage of total net revenue	148%	129%
Depreciation and amortization	$38	$70	$(32)	(46)%
Percentage of total net revenue	2%	3%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $182,000 during six months ended June 30, 2017 as compared to the corresponding period in 2016 is comprised of the following major components:

●
Increase in personnel related expense of approximately $51,000 due to increased salaries from headcount increases of approximately $95,000, higher 401(k) plan employer contributions of approximately $5,000 offset by lower pension expense of our foreign sales office of approximately $49,000.

●
Increase in stock-based compensation expense of approximately $3,000.

●
Increases in professional services of approximately $63,000 which includes decreases in Board of Director fees of approximately $20,000, lower auditing fees of approximately $70,000, lower patent expenses of approximately $1,000 offset by higher legal expense of approximately $14,000, higher contractor fees of approximately $9,000 and higher investor relations and financing fees of approximately $131,000.

●
Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $65,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $47,000 during the six months ended June 30, 2017 as compared to the corresponding period in 2016 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $25,000 driven primarily by higher salaries and employee health insurance.

●
Decrease in professional services of approximately $34,000 resulting from lower utilization of certain consultants.

●
Increase in advertising, travel and trade show expense and office related expense of approximately $79,000.

●
Increase in due and subscription expense of approximately $22,000.

●
Decrease in foreign sales office expense and other of approximately $45,000.

Research and Development

  Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $312,000 for the six months ended June 30, 2017 as compared to the corresponding period in 2016 due primarily to the following major components:

●
Increase in personnel related expense of approximately $18,000.

●
Increase in contractor fees and contract services of approximately $246,000 for services related to the accelerated development of mobile identity applications.

●
Increase in office related expense, engineering tools and supplies and travel of approximately of approximately $48,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

DRAFT

 Depreciation and Amortization

 During the six months ended June 30, 2017 and 2016, depreciation and amortization expense was approximately $38,000 and $70,000, respectively. The relatively small amount of depreciation and amortization is a reflection of the relatively small property and equipment carrying value.

 Interest Expense, Net

 For the six months ended June 30, 2017, we recognized interest expense of approximately $266,000 and interest income of approximately $2,000. For the six months ended June 30, 2016, we recognized interest expense of approximately $48,000 and interest income of approximately $2,000. Interest expense for the six months ended June 30, 2017 is comprised of approximately $8,000 of amortization expense of deferred financing fees related to the Lines of Credit, interest expense of approximately $168,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $90,000 related to the amortization of beneficial conversion feature related to the Lines of Credit.  Interest expense for the six months ended June 30, 2016 is comprised of approximately $12,000 of coupon interest on debt outstanding under our Line of Credit, approximately $24,000 in deferred financing fee amortization related to our Line of Credit and approximately $12,000 related to the amortization of beneficial conversion feature related to our Line of Credit.

 Other Income

For the six months ended June 30, 2017, we recognized $50,000 of other income from the sale of one of the Company’s non-utilized trademarks.  Other income for the six months ended June 30, 2016 is comprised of approximately $200,000 from the write off of certain accrued expense due to the expiration of the legal statute of limitations on such liabilities.

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

At June 30, 2017, our principal sources of liquidity consisted of cash of $104,000 and accounts receivable, net of $332,000.  As of June 30, 2017, we had negative working capital of $1,551,000. We have a history of recurring losses, and as of June 30, 2017, we have incurred a cumulative net loss of approximately $163,063,000.

Subsequent to June 30, 2017, the Company received $875,000 from Goldman and S. James Miller, the Company’s Chief Executive Officer, to provide for the Company’s short-term working capital requirements. While no assurances can be given, the Company is currently seeking additional working capital from third parties to meet it’s working capital requirements through December 31, 2017 (“Pending Financing”), and such Pending Financing may result in the issuance of debt or equity securities. Messrs. Goldman and Miller currently intend to roll their respective investments into the Pending Financing, on the same terms and conditions offered by such third parties, and agreed to by independent members of our Board of Directors. As of the date of this report, the Company has not received any commitments from third parties regarding the Pending Financing, and any such terms may result in dilution to the Company’s stockholders, and such dilution may be material.

Lines of Credit

On March 9, 2016, the Company and Goldman entered into the fourth amendment (the "Fourth Amendment") to the convertible promissory note and line of credit previously issued by the Company to Goldman on March 27, 2013 (the "Goldman LOC"). The Fourth Amendment (i) provides the Company with the ability to borrow up to $5.0 million under the terms of the Goldman LOC; (ii) permits Goldman to convert the outstanding principal, plus any accrued but unpaid interest due under the Goldman LOC (the "Outstanding Balance"), into shares of the Company's Common Stock for $1.25 per share; and (iii) extends the maturity date of the Goldman LOC to June 30, 2017.

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

DRAFT

In addition, on January 23, 2017, the Company and Crocker amended the New Crocker LOC to extend the maturity date thereof to December 31, 2017. No other amendments were made to the New Crocker LOC.

On May 10, 2017, Goldman and Crocker agreed to further extend the maturity dates of the Lines of Credit to December 31, 2018.

As of June 30, 2017, we have aggregate borrowings outstanding under our Lines of Credit of $6,000,000 and related accrued unpaid interest of approximately $270,000. These amounts are due on December 31, 2018.

 Going Concern

At June 30, 2017, we had a working capital deficit of approximately $1,551,000. Our principal sources of liquidity at June 30, 2017 consisted of approximately $0.1 million of cash and $0.3 million of trade accounts receivable.

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

Operating Activities

We used net cash of $5,005,000 in operating activities for the six months ended June 30, 2017 as compared to net cash used of $4,425,000 during the comparable period in 2016. During the six months ended June 30, 2017, net cash used in operating activities consisted of net loss of $5,276,000 and a decrease in working capital and other assets and liabilities of $379,000. Those amounts were offset by $650,000 of non-cash costs including $550,000 in stock based compensation, $97,000 in debt issuance cost amortization and beneficial conversion feature amortization, $38,000 in depreciation and amortization, $15,000 in provision for losses on accounts receivables offset by gains from the sale of a trademark of $50,000. During the six months ended June 30, 2017, we used cash of $111,000 to fund increases in current assets and used cash of $268,000 through reductions in current liabilities and deferred revenue, excluding debt.

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

DRAFT

Investing Activities

Net cash generated from investing activities was $49,000 for the six months ended June 30, 2017 as compared to $44,000 used in the six months ended June 30, 2016. For the six months ended June 30, 2017, we generated cash of $50,000 from the sale of one of our non-utilized trademarks and used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $1,000. For the six months ended June 30, 2016, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $44,000.

Financing Activities

During the six months ended June 30, 2017 and 2016, the Company received $3,350,000 and $1,500,000, respectively, from borrowings under the Lines of Credit. Also during the six months ended June 30, 2017, the Company received approximately $227,000 from the exercise of 322,000 options resulting in the issuance of 322,000 shares of Common Stock.

Debt

At June 30, 2017, the Company had $6,000,000 in outstanding debt under the terms of the Lines of Credit, and $270,000 in accrued but unpaid interest, as compared to $1,500,000 in outstanding debt and $12,000 in related accrued but unpaid interest at June 30, 2016.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2017 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$490	208	273	9	—
Lines of credit payable to related parties	$6,270	—	6,270	—	—
Total	$6,760	208	6,543	9	—

Real Property Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2017 at a cost of approximately $18,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at June 30, 2017:

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

At June 30, 2017, future minimum lease payments are as follows:

($ in thousands)
2017 (nine months)	$208
2018	$203
2019	$35
2020	$35
2021	$9
Total	$490

DRAFT

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10K for our fiscal year ended December 31, 2016, filed on March 31, 2017, including our need to raise additional capital to continue as a going concern. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 14, 2017, there have been no material changes to the disclosures made in the above referenced Form 10-K.

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

DRAFT

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2017	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: August 14, 2017	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)