Form 10-Q
period 2017-09-30
IMAGEWARE SYSTEMS INC
filed 2017-11-09
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of common stock, with $0.01 par value, outstanding on November 8, 2017 was 93,624,814.

IMAGEWARE SYSTEMS, INC.

- i -

PART I
ITEM 1.  FINANCIAL STATEMENTS
IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash	$9,866	$1,586
Accounts receivable, net of allowance for doubtful accounts of $16 at September 30, 2017 and $1 at December 31, 2016.	217	287
Inventory, net	100	23
Other current assets	196	135
Total Current Assets	10,379	2,031

Property and equipment, net	49	93
Other assets	35	34
Intangible assets, net of accumulated amortization	97	106
Goodwill	3,416	3,416
Total Assets	$13,976	$5,680

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$398	$425
Deferred revenue	1,393	1,045
Accrued expenses	1,263	1,047
Convertible lines of credit to related parties, net of discount	—	2,528
Total Current Liabilities	3,054	5,045

Convertible lines of credit to related parties, net of discount	5,729	—
Pension obligation	1,983	1,895
Total Liabilities	10,766	6,940

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Preferred Stock, $0.01 par value; designated 31,021 shares, 31,021 shares and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; liquidation preference $31,021 and $0 at September 30, 2017 and December 31, 2016, respectively.	—	—
Series B Convertible Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at September 30, 2017 and December 31, 2016; liquidation preference $620 at September 30, 2017 and December 31, 2016.	2	2
Series E Convertible Preferred Stock, $0.01 par value; designated 12,000 shares, 0 shares and 12,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; liquidation preference $0 and $12,000 at September 30, 2017 and December 31, 2016, respectively.	—	—
Series F Convertible Preferred Stock, $0.01 par value; designated 2,000 shares, 0 shares and 2,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; liquidation preference $0 and $2,000 at September 30, 2017 and December 31, 2016, respectively.	—	—
Series G Convertible Preferred Stock, $0.01 par value; designated 6,120 shares, 0 shares and 6,021 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; liquidation preference $0 and $6,021 at September 30, 2017 and December 31, 2016, respectively.	—	—
Common Stock, $0.01 par value, 150,000,000 shares authorized; 93,616,514 and 91,853,499 shares issued at September 30, 2017 and December 31, 2016, respectively, 93,609,810 and 91,846,795 shares outstanding at September 30, 2017 and December 31, 2016, respectively.	935	917
Additional paid-in capital	171,238	156,195
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,662)	(1,543)
Accumulated deficit	(167,239)	(156,767)
Total Shareholders’ Equity (Deficit)	3,210	(1,260)
Total Liabilities and Shareholders’ Equity (Deficit)	$13,976	$5,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$425	$209	$1,105	$968
Maintenance	659	639	1,967	1,919
	1,084	848	3,072	2,887
Cost of revenue:
Product	17	32	108	162
Maintenance	214	200	637	624
Gross profit	853	616	2,327	2,101

Operating expense:
General and administrative	968	904	3,055	2,810
Sales and marketing	656	717	2,119	2,133
Research and development	1,496	1,301	4,439	3,932
Depreciation and amortization	16	33	54	103
	3,136	2,955	9,667	8,978
Loss from operations	(2,283)	(2,339)	(7,340)	(6,877)

Interest expense, net	178	89	443	135
Other income, net	(75)	—	(125)	(200)
Loss before income taxes	(2,386)	(2,428)	(7,658)	(6,812)
Income tax expense	4	3	10	10
Net loss	(2,390)	(2,431)	(7,668)	(6,822)
Preferred dividends	(553)	(317)	(1,575)	(986)
Preferred stock exchange	(1,245)	—	(1,245)	—
Net loss available to common shareholders	$(4,188)	$(2,748)	$(10,488)	$(7,808)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.03)	$(0.03)	$(0.08)	$(0.07)
Preferred dividends	(0.00)	(0.00)	(0.02)	(0.01)
Preferred stock exchange	(0.01)	—	(0.01)	—
Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.03)	$(0.11)	$(0.08)
Basic and diluted weighted-average shares outstanding	93,197,689	94,550,721	92,538,582	94,309,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,390)	$(2,431)	$(7,668)	$(6,822)
Other comprehensive income (loss):
Foreign currency translation adjustment	(41)	(16)	(119)	(46)
Comprehensive loss	$(2,431)	$(2,447)	$(7,787)	$(6,868)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(7,668)	$(6,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	103
Amortization of debt issuance costs and beneficial conversion feature	152	85
Reduction in accrued expense from the expiration of statute of limitations	(75)	(200)
Stock-based compensation	823	859
Provision for losses on accounts receivable	15	—
Gain from sale of trademark	(50)	—
Change in assets and liabilities
Accounts receivable	55	150
Inventory	(77)	(35)
Other assets	(71)	(134)
Accounts payable	(26)	18
Deferred revenue	348	324
Accrued expense	291	(131)
Pension obligation	89	104
Total adjustments	1,528	1,143
Net cash used in operating activities	(6,140)	(5,679)

Cash flows from investing activities
Purchase of property and equipment	(1)	(47)
Proceeds received from sale of trademark	50	—
Net cash provided by (used in) in investing activities	49	(47)

Cash flows from financing activities
Proceeds from exercised stock options	227	1
Proceeds from issuance of preferred stock, net of issuance costs	10,937	1,979
Proceeds from lines of credit	3,350	2,150
Dividends paid	(25)	(25)
Net cash provided by financing activities	14,489	4,105

Effect of exchange rate changes on cash	(118)	(46)
Net increase (decrease) in cash	8,280	(1,667)

Cash at beginning of period	1,586	3,352

Cash at end of period	$9,866	$1,685

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature on related party lines of credit	$292	$176
Stock dividends on Convertible Preferred Stock	$1,575	$935
Preferred Stock Exchange	$1,245	$—

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

Recent Developments

Creation of Series A Convertible Preferred Stock

On September 15, 2017, the Company filed the Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock with the Delaware Division of Corporations, designating 31,021 shares of the Company’s preferred stock, par value $0.01 per share, as Series A Convertible Preferred Stock (“Series A Preferred”). See Note 6, Equity, below, for a description of the Series A Preferred.

Series A Financing and Preferred Stock Exchange

On September 18, 2017, the Company offered and sold a total of 11,000 shares of Series A Preferred at a purchase price of $1,000 per share (the “Series A Financing”), which amount includes an aggregate total of 875 shares of Series A Preferred issuable to Neal Goldman, a member of the Board, and S. James Miller, the Company’s Chief Executive Officer and member of the Board, in connection with cash advances of $875,000 previously made to the Company. The net proceeds to the Company from the Series A Financing were approximately $10.9 million. Concurrently with the Series A Financing, the Company entered into Exchange Agreements with holders of all outstanding shares of the Company’s Series E Convertible Preferred Stock, all outstanding shares of Series F Convertible Preferred Stock, and all outstanding shares of Series G Convertible Preferred Stock (collectively, “Exchanged Preferred”), pursuant to which the holders thereof agreed to cancel their Exchanged Preferred in exchange for the same number of shares of Series A Preferred (the “Preferred Stock Exchange”). As a result of the Preferred Stock Exchange, the Company issued to the holders of Exchanged Preferred an aggregate total of 20,021 shares of Series A Preferred.

The Company evaluated the Preferred Stock Exchange and determined that the Exchange Preferred Stock was both an induced conversion and an extinguishment transaction. Using the guidance in ASC 260-10-S99-2, Earnings Per Share – SEC Materials – SEC Staff Announcement: The Effect on the Calculations of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock and ASC 470-50, Debt – Modifications and Extinguishments, the Company recorded the fair value differential of the Exchanged Preferred as adjustments within Shareholders’ Deficit and in the computation of Net Loss Available to Common Shareholders in the computation of basic and diluted loss per share. The Company utilized the services an independent third-party valuation firm to perform the computation of the fair value of the Exchanged Preferred. Based on the fair value using these methodologies, the Company recorded approximately $1,245,000 in fair value differential as adjustments within Shareholders’ Deficit in the Company’s Condensed Consolidated Balance Sheet for the period ended September 30, 2017 and in the computation of basic and diluted loss per share in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017.

As a result of the Preferred Stock Exchange, on October 19, 2017, the Company filed Certificates of Elimination with the Delaware Secretary of State to eliminate the Exchanged Preferred.

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

Going Concern

At September 30, 2017, we had positive working capital of approximately $7,326,000. Our principal sources of liquidity at September 30, 2017 consisted of approximately $9,866,000 of cash and $217,000 of trade accounts receivable.

Considering our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash may be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities, or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

 Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017, or any other future periods.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of Exchanged Preferred, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Customer Concentration

For the three months ended September 30, 2017, two customers accounted for approximately 31% or $338,000 of our total revenue and had trade receivables at September 30, 2017 of $0. For the nine months ended September 30, 2017, one customer accounted for approximately 24% or $742,000 of our total revenue and had trade receivables at September 30, 2017 of $0.

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

FASB ASU No. 2014-09. In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB finalized a one-year deferral of the effective date of the new standard. For public entities, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end public companies are therefore required to apply the revenue guidance beginning in their 2018 interim and annual financial statements. We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation process. We intend to complete that process during the fourth quarter of 2017 and adopt the new standard on January 1, 2018 using the cumulative effect transition method during the first fiscal quarter in 2018. Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective January 1, 2018. As we implement the new standard, we are developing internal controls to ensure that we adequately evaluate or portfolio of contracts under the five-step model.

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

FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, “Leases”. This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and anticipates commencement of adoption planning in the third fiscal quarter of 2018.

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

For the three and nine month periods ended September 30, 2017, net loss available to common shareholders includes an adjustment for the Preferred Stock Exchange. Pursuant to the guidance in ASC 260-10-S99-2, Earnings Per Share – SEC Materials – SEC Staff Announcement: The Effect on the Calculations of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock, the Company recorded approximately $1,245,000 in fair value differential as adjustments in the computation of basic and diluted loss per share in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017.

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted loss per share:
Net loss	$(2,390)	$(2,431)	$(7,668)	$(6,822)
Preferred dividends	(553)	(317)	(1,575)	(986)
Preferred stock exchange	(1,245)	—	(1,245)	—

Net loss available to common shareholders	$(4,188)	$(2,748)	$(10,488)	$(7,808)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	93,197,689	94,550,721	92,538,582	94,309,309

Net loss	$(0.03)	$(0.03)	$(0.08)	$(0.07)
Preferred dividends	(0.00)	(0.00)	(0.02)	(0.01)
Preferred stock exchange	(0.01)	—	(0.01)	—

Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.03)	$(0.11)	$(0.08)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive securities	Three and Nine Months Ended September 30,
	2017	2016

Related party lines of credit	5,118,066	1,759,888
Convertible preferred stock	27,021,784	7,696,123
Stock options	6,116,318	6,529,510
Warrants	150,000	425,000
Total potential dilutive securities	38,406,168	16,410,521

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $100,000 as of September 30, 2017 were comprised of work in process of $70,000 representing direct labor costs on in-process projects and finished goods of $30,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $23,000 as of December 31, 2016 were comprised of work in process of $19,000 representing direct labor costs on in-process projects and finished goods of $4,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $97,000 and $106,000 as of September 30, 2017 and December 31, 2016, respectively, which includes accumulated amortization of $563,000 and $554,000 as of September 30, 2017 and December 31, 2016, respectively.  Amortization expense for patent intangible assets was $3,000 and $9,000 for the three and nine months ended September 30, 2017 and 2016, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 8.75 years.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2017 (three months)	$3
2018	12
2019	12
2020	12
2021	12
Thereafter	46
Totals	$97

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of September 30, 2017 and December 31, 2016.

NOTE 5.  LINES OF CREDIT WITH RELATED PARTIES

Outstanding lines of credit consist of the following:

($ in thousands)	September 30, 2017	December 31, 2016
Lines of Credit
8% convertible lines of credit. Face value of advances under lines of credit $6,000 and $2,650 at September 30, 2017 and December 31, 2016, respectively. Discount on advances under lines of credit is $271 at September 30, 2017 and $122 at December 31, 2016. Maturity date is December 31, 2018.	$5,729	$2,528

Total lines of credit to related parties	5,729	2,528
Less current portion	(—)	(2,528)
Long-term lines of credit to related parties	$5,729	$—

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

During the three and nine months ended September 30, 2017, the Company recorded an aggregate of approximately $3,000 and $9,000, respectively in deferred financing fee amortization expense. During the three and nine months ended September 30, 2016, the Company recorded an aggregate of approximately $9,000 and 33,000, respectively in deferred financing fee amortization expense. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

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

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. The Company incurred borrowings of $3,350,000 during the nine months ended September 30, 2017, and incurred borrowings of $2,650,000 during the year ended December 31, 2016. As a result of these borrowings under the Lines of Credit, the Company recorded approximately $292,000 in debt discount attributable to beneficial conversion feature during the nine months ended September 30, 2017, and recorded approximately $220,000 in debt discount attributable to the beneficial conversion feature during the year ended December 31, 2016. During the three and nine months ended September 30, 2017, the Company accreted approximately $53,000 and $143,000, respectively, of debt discount. During the three and nine months ended September 30, 2016, the Company accreted approximately $39,000 and $52,000 of the note discount. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

NOTE 6.  EQUITY

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series A Convertible Preferred Stock

On September 15, 2017, the Company filed the Certificate of Designations of the Series A Preferred with the Delaware Secretary of State, designating 31,021 shares of the Company’s preferred stock, par value $0.01 per share, as Series A Preferred. Shares of Series A Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series A Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Liquidation Preference, divided by $1.15. Each holder of the Series A Preferred is entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis.

Holders of Series A Preferred may elect to convert shares of Series A Preferred into Conversion Shares at any time. In the event the volume-weighted average price (“VWAP”) of the Company’s Common Stock is at least $2.15 per share for at least 20 consecutive trading days, the Company may elect to convert one-half of the shares of Series A Preferred issued and outstanding, on a pro-rata basis, into Conversion Shares, or, if the VWAP of the Company’s Common Stock is at least $2.15 for 80 consecutive trading days, the Company may convert all issued and outstanding shares of Series A Preferred into Conversion Shares. In addition, in the event of a Change of Control, the Company will have the option to redeem all issued and outstanding shares of Series A Preferred for 115% of the Liquidation Preference per share.

On September 18, 2017, the Company offered and sold a total of 11,000 shares of Series A Preferred at a purchase price of $1,000 per share. The total net proceeds to the Company from the Series A Financing were approximately $10.9 million.

Concurrently with the Series A Financing, the Company entered into Exchange Agreements with holders of all outstanding shares of the Company's Series E Convertible Preferred Stock, all outstanding shares of the Company's Series F Convertible Preferred Stock and all outstanding shares of the Company's Series G Convertible Preferred Stock (collectively "Exchanged Preferred") pursuant to which the holders thereof agreed to cancel their respective shares of Exchanged Preferred in exchange for shares of Series A Preferred. As a result of the Preferred Stock Exchange, the Company issued to the holders of the Exchanged Preferred an aggregate total of 20,021 shares of Series A Preferred.

The Company evaluated the Preferred Stock Exchange and determined that the Preferred Stock Exchange was both an induced conversion and an extinguishment transaction. Using the guidance in ASC 260-10-S99-2, Earnings Per Share – SEC Materials – SEC Staff Announcement: The Effect on the Calculations of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock and ASC 470-50, Debt – Modifications and Extinguishments, the Company recorded the fair value differential of the Exchanged Preferred as adjustments within Shareholders’ Deficit and in the computation of Net Loss Available to Common Shareholders in the computation of basic and diluted loss per share. The Company utilized the services an independent third-party valuation firm to perform the computation of the fair value of the Exchanged Preferred. Based on the fair value using these methodologies, the Company recorded approximately $1,245,000 in fair value differential as adjustments within Shareholders’ Deficit in the Company’s Condensed Consolidated Balance Sheet for the period ended September 30, 2017 and in the computation of basic and diluted loss per share in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017.

The Company had 31,021 shares and 0 shares of Series A Preferred outstanding as of September 30, 2017 and December 31, 2016, respectively.  At September 30, 2017, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series A Preferred into Common Stock during the nine months ended September 30, 2017. The Company issued the holders of Series A Preferred 74,036 shares of Common Stock on September 30, 2017 as payment of dividends due on that date.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding as of September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of approximately $21,000. There were no conversions of Series B Preferred into Common Stock during the nine months ended September 30, 2017 and 2016.

Series E Convertible Preferred Stock

On January 29, 2015, the Company filed the Certificate of Designations of the Series E Preferred Stock with the Delaware Secretary of State, designating 12,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series E Preferred. Shares of Series E Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series E Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Liquidation Preference, divided by $1.90. The Series E Preferred shall be subordinate to and rank junior to the Company's Series A Preferred, Series B Preferred and all indebtedness of the Company. Each holder of the Series E Preferred is entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis.

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

The Company had 0 shares of Series E Preferred outstanding as of September 30, 2017 as a result of the Preferred Stock Exchange, and 12,000 shares of Series E Preferred at December 31, 2016.  At September 30, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series E Preferred into Common Stock during the nine months ended September 30, 2017 and 2016. The Company issued the holders of Series E Preferred 237,685 shares of Common Stock on September 30, 2017 as payment of dividends due on that date. For the nine months ended September 30, 2017, the Company has issued the holders of Series E Preferred 822,122 shares of Common Stock as payment of dividends due. With the payment of the quarterly dividends due September 30, 2017 to the holders of Series E Preferred in shares of Common Stock, the Director Appointment Provision became effective as of that date resulting in the Company adding two Board members as of September 15, 2017.

Series F Convertible Preferred Stock

In September 2016, we filed the Certificate of Designations, Preferences, and Rights of the Series F Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Division of Corporations, designating 2,000 shares of our preferred stock as Series F Convertible Preferred Stock (“Series F Preferred”). Shares of Series F Preferred rank junior to shares of Series A Preferred, Series B Preferred and Series E Preferred, as well as our existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of Common Stock.

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

The Company had 0 shares of Series F Preferred outstanding as of September 30, 2017 as a result of the Preferred Stock Exchange, and 2,000 shares of Series F Preferred at December 31, 2016.  At September 30, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0. There were no conversions of Series F Preferred into Common Stock during the nine months ended September 30, 2017 and 2016. The Company issued the holders of Series F Preferred 39,139 shares of Common Stock on September 30, 2017 as payment of dividends due on that date. For the nine months ended September 30, 2017, the Company has issued the holders of Series F Preferred 135,855 shares of Common Stock as payment of dividends due.

Series G Convertible Preferred Stock

In December 27, 2016, the Company filed the Certificate of Designations, Preferences, and Rights of the Series G Convertible Preferred Stock with the Delaware Division of Corporations, designating 6,120 shares of the Company’s preferred stock, par value $0.01 per share, as Series G Convertible Preferred Stock (“Series G Preferred”). Shares of Series G Preferred rank junior to the Company’s Series A Preferred, Series B Preferred, Series E Preferred, Series F Preferred as well as the Company’s existing indebtedness, and accrue dividends at a rate of 10% per annum, payable on a quarterly basis in shares of the Company’s common stock, par value $0.01 per share. Each share of Series G Preferred has a liquidation preference of $1,000 per share (“Series G Liquidation Preference”), and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Series G Liquidation Preference, divided by $1.50.

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

The Company had 0 shares of Series G Preferred outstanding as of September 30, 2017 as a result of the Preferred Stock Exchange, and 6,021 shares of Series G Preferred at December 31, 2016.  At September 30, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series G Preferred into Common Stock during the nine months ended September 30, 2017 and 2016. The Company issued the holders of Series G Preferred 117,832 shares of Common Stock on September 30, 2017 as payment of dividends due on that date. For the nine months ended September 30, 2017, the Company has issued the holders of Series G Preferred 409,002 shares of Common Stock as payment of dividends due.

Common Stock

 The following table summarizes Common Stock activity for the nine months ended September 30, 2017:

Common Stock
Shares outstanding at December 31, 2016	91,846,795
Shares issued as payment of stock dividend on Series A Preferred	74,036
Shares issued as payment of stock dividend on Series E Preferred	822,122
Shares issued as payment of stock dividend on Series F Preferred	135,855
Shares issued as payment of stock dividend on Series G Preferred	409,002
Shares issued pursuant to option exercises	322,000
Shares outstanding at September 30, 2017	93,609,810

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2016	175,000	$0.84
Granted	—	—
Expired/Canceled	(25,000)	1.10
Exercised	—	—
Balance at September 30, 2017	150,000	$0.80

As of September 30, 2017, warrants to purchase 150,000 shares of Common Stock at an exercise price of $0.80 were outstanding. These 150,000 warrants become exercisable only upon the attainment of specified events. The intrinsic value of warrants outstanding at September 30, 2017 was approximately $104,000.

Stock-Based Compensation

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved. The number of authorized shares available under the plan for issuance at September 30, 2017 was 6,240,781. The number of available shares under the plan for issuance at September 30, 2017 was 124,263.

The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital. Stock-based compensation expense related to equity options was approximately $238,000 and $718,000 for the three and nine months ended September 30, 2017, respectively. Stock-based compensation expense related to equity options was approximately $243,000 and $718,000 for the three and nine months ended September 30, 2016, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s Common Stock issued to certain members of the Company’s Board of Directors in return for their service (disclosed more fully below) was approximately $35,000 and $105,000 for the three and nine months ended September 30, 2017, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s Common Stock issued to certain members of the Company’s Board of Directors in return for their service was approximately $49,000 and $139,000 for the three and nine months ended September 30, 2016, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2017 and 2016 ranged from 58% to 103%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the nine months ended September 30, 2017 and 2016 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial.  The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2017 and 2016 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2016	6,506,843	$1.21
Granted	35,000	$1.05
Expired/Cancelled	(103,325)	$1.63
Exercised	(322,000)	$0.71
Balance at September 30, 2017	6,116,318	$1.22

The intrinsic value of options exercisable at September 30, 2017 was approximately $2,039,000.  The aggregate intrinsic value for all options outstanding as of September 30, 2017 was approximately $2,197,000. The weighted-average grant-date per share fair value of options granted during the nine months ended September 30, 2017 was $0.56. At September 30, 2017, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,055,000 which will be recognized over a weighted-average period of 1.5 years.

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

Stock-based compensation related to equity options, including options granted to certain members of the Company’s Board of Directors, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$5	$5	$14	$14
General and administrative	163	180	493	529
Sales and marketing	55	56	165	165
Research and development	50	51	151	151

Total	$273	$292	$823	$859

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

	Fair Value at September 30, 2017
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,855	$1,855	$—	$—
Totals	$1,855	$1,855	$—	$—

	Fair Value at December 31, 2016
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,645	$1,645	$—	$—
Totals	$1,645	$1,645	$—	$—

NOTE 8.  RELATED PARTY TRANSACTIONS

Lines of Credit

The Company has certain Lines of Credit extended by certain members of the Company’s Board of Directors. For a more detailed discussion of the Company’s Lines of Credit, see Note 5, “Lines of Credit.”  As of September 30, 2017, the Company had borrowed $5,500,000 under the terms of the Goldman LOC and $500,000 under the terms of the New Crocker LOC. Each of Messrs. Goldman and Crocker are members of the Board of Directors of the Company.

Series A Financing

Messrs. Miller and Goldman, Wayne Wetherell, the Company’s Chief Financial Officer, Robert T. Clutterbuck and Charles Frischer, two directors appointed as members of the Company’s Board of Directors in connection with the Series A Financing, purchased an aggregate of 1,450 Series A Preferred in connection with the Series A Financing resulting in gross proceeds of $1,450,000 to the Company.  Messrs. Goldman, Clutterbuck and Frischer also exchanged an aggregate 11,364 shares of Series E Preferred, Series F Preferred and Series G Preferred for 11,364 shares of Series A Preferred in connection with the Series A Financing.

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

Effective September 15, 2017, the employment agreements for the Company's Chief Executive Officer, Chief Financial Officer and Chief Technical Officer were amended to extend the term of each executive officer's employment agreement until December 31, 2018.

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

Leases

The Company’s corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility’s lease was renewed in September 2017 through October 2018 at a cost of approximately $30,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at September 30, 2017:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. This lease was renewed in April 2016 for a five-year period ending on March 31, 2021. Renewal terms were substantially unchanged from the existing lease;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $21,000 per month until the expiration of the lease on December 31, 2021. This lease was renewed in September 2017 resulting in an additional 1,675 feet, an increase from approximately $18,000 to approximately $21,000 per month and the extension of the term from October 2018 to December 2021; and

●	304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2017.

 At September 30, 2017, future minimum lease payments are as follows:

($ in thousands)
2017 (three months)	$144
2018	546
2019	284
2020	292
2021	272
Total	$1,538

 Rental expense incurred under operating leases for the nine months ended September 30, 2017 and 2016 was approximately $389,000 and $364,000, respectively.

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

Recent Developments

Creation of Series A Convertible Preferred Stock

On September 15, 2017, the Company filed the Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock with the Delaware Division of Corporations, designating 31,021 shares of the Company’s preferred stock, par value $0.01 per share, as Series A Convertible Preferred Stock (“Series A Preferred”).

Series A Financing and Preferred Stock Exchange

On September 18, 2017, the Company offered and sold a total of 11,000 shares of Series A Preferred at a purchase price of $1,000 per share (the “Series A Financing”), which amount includes an aggregate total of 875 shares of Series A Preferred issuable to Neal Goldman, a member of the Board, and S. James Miller, the Company’s Chief Executive Officer and member of the Board, in connection with cash advances of $875,000 previously made to the Company. The net proceeds to the Company from the Series A Financing were approximately $10.93 million. Concurrently with the Series A Financing, the Company entered into Exchange Agreements with holders of all outstanding shares of the Company’s Series E Convertible Preferred Stock, all outstanding shares of Series F Convertible Preferred Stock and all outstanding shares of Series G Convertible Preferred Stock (collectively, “Exchanged Preferred”) pursuant to which the holders thereof agreed to cancel their Exchanged Preferred in exchange for the same number of shares of Series A Preferred (the “Preferred Stock Exchange”). As a result of the Preferred Stock Exchange, the Company issued to the holders of Exchanged Preferred an aggregate total of 20,021 shares of Series A Preferred.

As a result of the Preferred Stock Exchange, on October 19, 2017, the Company filed Certificates of Elimination with the Delaware Secretary of State to eliminate the Exchanged Preferred.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the nine months ended September 30, 2017 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Product Revenue

	Three Months Ended September 30
Net Product Revenue	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$395	$173	$222	128%
Percentage of total net product revenue	93%	83%
Hardware and consumables	$1	$—	$1	100%
Percentage of total net product revenue	0%	0%
Services	$29	$36	$(7)	(19)%
Percentage of total net product revenue	7%	17%
Total net product revenue	$425	$209	$216	103%

Software and royalty revenue increased 128% or approximately $222,000 during the three months ended September 30, 2017 as compared to the corresponding period in 2016. This increase is attributable to higher identification project related revenue of approximately $264,000 offset by lower sales of boxed identity management software sold through our distribution channel of approximately $17,000 and lower royalty revenue of approximately $25,000.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $7,000 during the three months ended September 30, 2017 as compared to the corresponding period of 2016 due to the level of professional services in certain completed project solutions during the three months ended September 30, 2017 and 2016.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives during 2018; however, government procurement initiatives, implementations and pilots are frequently delayed and extended, as was the case in the year ended December 31, 2016, and we cannot predict the timing of such initiatives.

During the three months ended September 30, 2017, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenues for our products to begin to ramp. For those opportunities that are approaching implementation, we are being told by our partners that we should expect revenues to commence in the first quarter of 2018.

 Maintenance Revenue

Maintenance Revenue	Three Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	% Change

Total maintenance revenue	$659	$639	$20	3%

Maintenance revenue was approximately $659,000 for the three months ended September 30, 2017, as compared to approximately $639,000 for the corresponding period in 2016.  Identity management maintenance revenue generated from identification software solutions was approximately $323,000 for the three months ended September 30, 2017 as compared to approximately $295,000 during the comparable period in 2016.  Law enforcement maintenance revenue was approximately $336,000 and $344,000 for the three months ended September 30, 2017 and 2016, respectively. The increase of $28,000 in identification software maintenance revenue for the three months ended September 30, 2017 as compared to the corresponding period of 2016 reflects the expansion of our installed base. The decrease of $8,000 in law enforcement maintenance revenue reflects the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Three Months Ended September 30,
Cost of Product Revenue:	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$14	$13	$1	8%
Percentage of software and royalty product revenue	4%	8%
Hardware and consumables	$1	$—	$1	100%
Percentage of hardware and consumables product revenue	100%	—%
Services	$2	$19	$(17)	(90%)
Percentage of services product revenue	7%	53%
Total product cost of revenue	$17	$32	$(15)	(47%)
Percentage of total product revenue	4%	15%

The cost of services revenue decreased approximately $17,000 during the three months ended September 30, 2017 as compared to the corresponding period in 2016 due to lower service revenue combined with the composition of labor resources utilized in the completion of the service element. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Three Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change

Total maintenance cost of revenue	$214	$200	$14	7%
Percentage of total maintenance revenue	33%	31%

 Cost of maintenance revenue increased approximately $14,000 during the three months ended September 30, 2017 as compared to the corresponding period in 2016. This increase is reflective of higher maintenance revenues of approximately $20,000 for the three months ended September 30, 2017 as compared to the corresponding period in 2016 combined with slightly higher maintenance labor costs incurred during the same period due primarily to the composition of engineering resources used in the provision of maintenance services.

 Product Gross Profit

	Three Months Ended September 30,
Product gross profit	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$381	$160	$221	138%
Percentage of software and royalty product revenue	97%	92%
Hardware and consumables	$—	$—	$—	0%
Percentage of hardware and consumables product revenue	—%	—%
Services	$27	$17	$10	59%
Percentage of services product revenue	93%	47%
Product gross profit	$408	$177	$231	131%
Percentage of total product revenue	96%	85%

Software and royalty gross profit increased 138% or approximately $221,000 for the three months ended September 30, 2017 from the corresponding period in 2016 due primarily to higher software and royalty revenue of approximately $222,000 combined with higher software and royalty cost of revenues of $1,000 for the same period. The increase in software and royalty was driven primarily by the impact of approximately $187,000 in additional software licenses to an existing customer with no corresponding cost of sale. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third -party software license content included in product sales during a given period.

Services gross profit increased approximately $10,000 for the three months ended September 30, 2017 as compared to the corresponding period in 2016 due to lower service revenue of approximately $7,000 for the three months ended September 30, 2017 as compared to the corresponding period in 2016 combined with lower costs of service revenue of approximately $17,000 for the three months ended September 30, 2017 as compared to the corresponding period in 2016.

 Maintenance Gross Profit

Maintenance gross profit	Three Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change

Total maintenance gross profit	$445	$439	$6	1%
Percentage of total maintenance revenue	68%	69%

Gross profit related to maintenance revenue increased 1% or approximately $6,000 for the three months ended September 30, 2017 as compared to the corresponding period in 2016. This increase is due to higher maintenance revenue of approximately $20,000 offset by higher cost of maintenance revenue of approximately $14,000.

 Operating Expense

	Three Months Ended September 30,
Operating expense	2017	2016	$ Change	% Change
(dollars in thousands)

General and administrative	$968	$904	$64	7%
Percentage of total net revenue	89%	107%
Sales and marketing	$656	$717	$(61)	(9%)
Percentage of total net revenue	61%	85%
Research and development	$1,496	$1,301	$195	15%
Percentage of total net revenue	138%	153%
Depreciation and amortization	$16	$33	$(17)	(52%)
Percentage of total net revenue	2%	4%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $64,000 during the three months ended September 30, 2017 as compared to the corresponding period in 2016 is comprised of the following major components:

●
Increase in personnel related expense of approximately $18,000 due to increased salaries from headcount offset by decreases of approximately $2,000 for employee insurances and lower 401(k) plan employer contributions of approximately $2,000.

●
Decreases in professional services of approximately $14,000 which includes lower Board of Director fees of approximately $14,000, lower legal fees of approximately $1,000, lower general corporate expenses of approximately $9,000 offset by higher audit fees of approximately $10,000.

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $30,000.

●	Increase in investment banking fees and financing expenses of approximately $30,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $61,000 during the three months ended September 30, 2017 as compared to the corresponding period in 2016 is primarily comprised of the following major components:

●	Decrease in personnel related expense of approximately $14,000 driven primarily by reduced headcount.

●	Decrease in contractor and contract services of approximately $49,000 resulting from decreased utilization of certain sales consultants offset by increased marketing dues and subscription expenses.

●	Increase in travel, trade show expense and office related expense of approximately $4,000.

●	Decrease in our Mexico sales office expenses and other of approximately $2,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $195,000 for the three months ended September 30, 2017 as compared to the corresponding period in 2016 due primarily to the following major components:

●	Decrease in personnel related expense of approximately $14,000.

●	Increase in contractor fees and contract services of approximately $181,000 for services related to the accelerated development of mobile identity management applications.

●	Increase in office related expense and engineering tools and supplies of approximately $28,000.

 Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

 During the three months ended September 30, 2017 and 2016, depreciation and amortization expense was approximately $16,000 and $33,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The decrease is reflective of the full depreciation of certain fixed assets.

 Interest Expense, Net

 For the three months ended September 30, 2017, we recognized interest expense of approximately $182,000 and interest income of approximately $4,000. For the three months ended September 30, 2016, we recognized interest expense of approximately $90,000 and interest income of approximately $1,000. Interest expense for the three months ended September 30, 2017 is comprised of approximately $2,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $127,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $53,000 related to the amortization of beneficial conversion feature related to the Lines of Credit.

Other Income

For the three months ended September 30, 2017, we recognized $75,000 of other income related to the write-off of certain accrued expenses due to the expiration of the legal statute of limitations on such liabilities. For the three months ended September 30, 2016, we recognized no components of other income.

 Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

 Product Revenue

	Nine Months Ended September 30,
Net Product Revenue	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$902	$675	$227	34%
Percentage of total net product revenue	82%	70%
Hardware and consumables	$87	$54	$33	61%
Percentage of total net product revenue	8%	5%
Services	$116	$239	$(123)	(52)%
Percentage of total net product revenue	10%	25%
Total net product revenue	$1,105	$968	$137	14%

Software and royalty revenue increased 34% or approximately $227,000 during the nine months ended September 30, 2017 as compared to the corresponding period in 2016. This increase is attributable to higher identification project related revenue of approximately $259,000, higher sales of law enforcement project related revenue of approximately $8,000 offset lower royalty revenue of approximately $30,000 and lower sales of boxed identity management software sold through our distribution channel of approximately $10,000.

Revenue from the sale of hardware and consumables increased approximately $33,000 during the nine months ended September 30, 2017 as compared to the corresponding period in 2016. This increase resulted from higher sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $123,000 during the nine months ended September 30, 2017 as compared to the corresponding period in 2016, due primarily to the completion of the service element in certain identity management project solutions in the 2016 period.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing.  Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives during 2018; however, government procurement initiatives, implementations and pilots are frequently delayed and extended, as was the case in the year ended December 31, 2016, and we cannot predict the timing of such initiatives.

During the nine months ended September 30, 2017, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenues for our products to begin to ramp. For those opportunities that are approaching implementation, we are being told by our partners that we should expect revenues to commence in the first quarter of 2018.

 Maintenance Revenue

Maintenance Revenue	Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Total maintenance revenue	$1,967	$1,919	$48	3%

Maintenance revenue was approximately $1,967,000 for the nine months ended September 30, 2017, as compared to approximately $1,919,000 for the corresponding period in 2016.  Identity management maintenance revenue generated from identification software solutions was approximately $935,000 for the nine months ended September 30, 2017 as compared to approximately $878,000 during the comparable period in 2016. Law enforcement maintenance revenue was approximately $1,032,000 for the nine months ended September 30, 2017 as compared to approximately $1,041,000 during the comparable period in 2016. The increase of $57,000 in identification software solutions reflects the completion of certain projects and an increase to our installed base.  The decrease of $9,000 in law enforcement maintenance solutions results from the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

 Cost of Product Revenue

	Nine Months Ended September 30,
Cost of Product Revenue:	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$31	$62	$(31)	(50%)
Percentage of software and royalty product revenue	3%	9%
Hardware and consumables	$57	$31	$26	84%
Percentage of hardware and consumables product revenue	66%	57%
Services	$20	$69	$(49)	(71%)
Percentage of services product revenue	17%	29%
Total product cost of revenue	$108	$162	$(54)	(33%)
Percentage of total product revenue	10%	17%

The cost of software and royalty product revenue decreased approximately $31,000 for the nine months ended September 30, 2017 and 2016 despite higher software and royalty revenue of $227,000 for the same period. This decrease results primarily from lower personnel expenses allocated to software project implementation. The 2016 period contained approximately $57,000 in identity management software project implementation costs as compared to $0 in the 2017 corresponding period. This decrease was partially offset by higher third-party software costs of approximately $16,000 incurred in the nine months ended September 30, 2017 but not in the corresponding 2016 period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

 The increase in the cost of product revenue for our hardware and consumable sales of approximately $26,000 for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 reflects higher hardware and consumables product revenue of approximately $33,000 for the nine months ended September 30, 2017 as compared to the corresponding period in 2016.

 The cost of services revenue decreased approximately $49,000 during the nine months ended September 30, 2017 as compared to the corresponding period in 2016 due to lower services revenue of approximately $123,000 in the 2017 period. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

	Nine months Ended September 30,
Maintenance cost of revenue	2017	2016	$ Change	% Change
(dollars in thousands)
Total maintenance cost of revenue	$637	$624	$13	2%
Percentage of total maintenance revenue	32%	33%

 Cost of maintenance revenue increased approximately $13,000 during the nine months ended September 30, 2017 as compared to the corresponding period in 2016. This increase is reflective of higher maintenance revenues of approximately $48,000 for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 combined with slightly higher maintenance labor costs incurred during the same period due primarily to the composition of engineering resources used in the provision of maintenance services.

 Product Gross Profit

	Nine Months Ended September 30,
Product gross profit	2017	2016	$ Change	% Change
(dollars in thousands)

Software and royalties	$871	$613	$258	42%
Percentage of software and royalty product revenue	97%	91%
Hardware and consumables	$30	$23	$7	30%
Percentage of hardware and consumables product revenue	35%	43%
Services	$96	$170	$(74)	(44%)
Percentage of services product revenue	83%	71%
Total product gross profit	$997	$806	$191	24%
Percentage of total product revenue	90%	83%

Software and royalty gross profit increased 42% or approximately $258,000 for the nine months ended September 30, 2017 from the corresponding period in 2016 due primarily to higher software and royalty revenue of approximately $227,000 combined with lower software and royalty cost of revenues of $31,000 for the same period. The increase in software and royalty was driven primarily by the impact of approximately $187,000 in additional software licenses to an existing customer with no corresponding cost of sale. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Services gross profit decreased approximately $74,000 for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 due to lower service revenue of approximately $123,000 combined with lower cost of service revenue of approximately $49,000 for the nine months ended September 30, 2017 as compared to the corresponding period in 2016.

 Maintenance Gross Profit

	Nine months Ended September 30,
Maintenance gross profit	2017	2016	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$1,330	$1,295	$35	3%
Percentage of total maintenance revenue	68%	67%

 Gross profit related to maintenance revenue increased 3% or approximately $35,000 for the nine months ended September 30, 2017 as compared to the same period ended September 30, 2016. This increase is due to higher maintenance revenue of approximately $48,000 offset by higher cost of maintenance revenue of approximately $13,000.

	Nine Months Ended September 30,
Operating expense	2017	2016	$ Change	% Change
(dollars in thousands)

General and administrative	$3,055	$2,810	$245	9%
Percentage of total net revenue	99%	97%
Sales and marketing	$2,119	$2,133	$(14)	(1%)
Percentage of total net revenue	69%	74%
Research and development	$4,439	$3,932	$507	13%
Percentage of total net revenue	145%	136%
Depreciation and amortization	$54	$103	$(49)	(48%)
Percentage of total net revenue	2%	4%

 General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.  The dollar increase of approximately $245,000 during the nine months ended September 30, 2017 as compared to the corresponding period in 2016 is comprised of the following major components:

●
Increase in personnel related expense of approximately $69,000 due to increased salaries from headcount increases of approximately $89,000, higher 401(k) plan employer contributions of approximately $3,000, higher employee insurances and taxes of approximately $22,000 offset by lower pension expense of our foreign sales office of approximately $45,000.

●
Increases in professional services of approximately $78,000 which includes higher legal expense of approximately $12,000, higher general corporate expense of $5,000 and higher investor relations and financing fees of approximately $160,000 offset by decreases in Board of Director fees of approximately $35,000, lower auditing fees of approximately $60,000, lower patent expenses of approximately $2,000 and lower contractor fees of approximately $2,000.

●
Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $98,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

 Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $14,000 during the nine months ended September 30, 2017 as compared to the corresponding period in 2016 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $11,000 driven primarily by higher employee health insurance.

●
Decrease in professional services and contract services of approximately $61,000 resulting from lower utilization of certain consultants.

●
Increase in advertising, travel and trade show expense and office related expense of approximately $77,000.

●
Decrease in foreign sales office expense and other of approximately $41,000.

Research and Development

  Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $507,000 for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 due primarily to the following major components:

●
Increase in contractor fees and contract services of approximately $426,000 for services related to the accelerated development of mobile identity applications.

●
Increase in office related expense, engineering tools and supplies and travel of approximately of approximately $81,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

 Depreciation and Amortization

 During the nine months ended September 30, 2017 and 2016, depreciation and amortization expense was approximately $54,000 and $103,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The decrease is reflective of the full depreciation of certain fixed assets.

 Interest Expense, Net

 For the nine months ended September 30, 2017, we recognized interest expense of approximately $447,000 and interest income of approximately $4,000. For the nine months ended September 30, 2016, we recognized interest expense of approximately $138,000 and interest income of approximately $3,000. Interest expense for the nine months ended September 30, 2017 is comprised of approximately $9,000 of amortization expense of deferred financing fees related to the Lines of Credit, interest expense of approximately $295,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $143,000 related to the amortization of beneficial conversion feature related to the Lines of Credit.  Interest expense for the nine months ended September 30, 2016 is comprised of approximately $50,000 of coupon interest on debt outstanding under our Line of Credit, approximately $33,000 in deferred financing fee amortization related to our Line of Credit and approximately $52,000 related to the amortization of beneficial conversion feature related to our Line of Credit.

 Other Income

Other income for the nine months ended September 30, 2017 is comprised of $75,000 from the write-off of certain accrued expense due to the expiration of the legal statute of limitations on such liabilities and $50,000 from the sale of one of the Company’s non-utilized trademarks. Other income for the nine months ended September 30, 2016 is comprised of approximately $200,000 from the write off of certain accrued expense due to the expiration of the legal statute of limitations on such liabilities.

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

Series A Financing

On September 18, 2017, the Company consummated the Series A Financing and Preferred Stock Exchange. As a result of the Series A Financing, the Company generated net proceeds to the Company of approximately $10.9 million. As a result of the Preferred Stock Exchange, the holders of all outstanding Exchanged Preferred, agreed to cancel their Exchanged Preferred in exchange for the same number of shares of Series A Preferred, resulting in the issuance to the holders of Exchanged Preferred of an aggregate total of 20,021 shares of Series A Preferred.

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

As of September 30, 2017, we have aggregate borrowings outstanding under our Lines of Credit of $6,000,000 and related accrued unpaid interest of approximately $398,000. These amounts are due on December 31, 2018.

Going Concern

At September 30, 2017, we had positive working capital of approximately $7,326,000. Our principal sources of liquidity at September 30, 2017 consisted of approximately $9,866,000 of cash and $217,000 of trade accounts receivable.

Considering our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash may be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities, or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Operating Activities

We used net cash of $6,140,000 in operating activities for the nine months ended September 30, 2017 as compared to net cash used of $5,679,000 during the comparable period in 2016. During the nine months ended September 30, 2017, net cash used in operating activities consisted of net loss of $7,668,000 and an increase in working capital and other assets and liabilities of $609,000. Those amounts were in addition to $919,000 of non-cash costs including $823,000 in stock based compensation, $152,000 in debt issuance cost amortization and beneficial conversion feature amortization, $54,000 in depreciation and amortization, $15,000 in provision for losses on accounts receivables offset by gains from the sale of a trademark of $50,000 and $75,000 from the write-off of accrued expense due to the expiration of the legal statute of limitations on such liabilities. During the nine months ended September 30, 2017, we used cash of $93,000 to fund increases in current assets and generated cash of $702,000 through increases in current liabilities and deferred revenue, excluding debt.

 We used net cash of $5,679,000 in operating activities for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, net cash used in operating activities consisted of net loss of $6,822,000 and an increase in working capital and other assets and liabilities of $296,000. Those amounts were offset by $847,000 of non-cash costs including $859,000 in stock based compensation, $85,000 in debt issuance cost amortization and beneficial conversion feature amortization, $103,000 in depreciation and amortization, offset by $200,000 from the write off of accrued expense due to the expiration of the legal statute of limitations on such liabilities. During the nine months ended September 30, 2016, we used cash of $19,000 to fund increases in current assets and generated cash of $316,000 through increases in current liabilities and deferred revenue, excluding debt.

Investing Activities

Net cash generated from investing activities was $49,000 for the nine months ended September 30, 2017 as compared to $47,000 used in the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we generated cash of $50,000 from the sale of one of our non-utilized trademarks and used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $1,000. For the nine months ended September 30, 2016, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $47,000.

Financing Activities

During the nine months ended September 30, 2017, the Company generated approximately $11,000,000 in gross proceeds from the Series A Financing offset by $63,000 in offering costs, generated $3,350,000 from borrowings under the Lines of Credit and generated approximately $227,000 from the exercise of 322,000 options resulting in the issuance of 322,000 shares of Common Stock.  We used cash of $25,000 for the payment of dividends on our Series B Convertible Preferred Stock.

During the nine months ended September 30, 2016, the Company received $2,150,000 in borrowings under the Lines of Credit and gross proceeds of $2,000,000 from the Series F Financing offset by $21,000 in offering costs. We also generated approximately $1,000 from the exercise of 2,626 options resulting in the issuance of 2,626 shares of our Common Stock. We used cash of $25,000 for the payment of dividends on our Series B Convertible Preferred Stock.

Debt

At September 30, 2017, the Company had $6,000,000 in outstanding debt under the terms of the Lines of Credit, and $398,000 in accrued but unpaid interest, as compared to $2,650,000 in outstanding debt and $102,000 in related accrued but unpaid interest at December 31, 2016.

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2017 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,538	144	1,122	272	—
Lines of credit payable to related parties	$6,398	—	6,398	—	—
Total	$7,936	144	7,520	272	—

Real Property Leases

The Company’s corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility’s lease was renewed in September 2017 through October 2018 at a cost of approximately $30,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at September 30, 2017:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. This lease was renewed in April 2016 for a five-year period ending on March 31, 2021. Renewal terms were substantially unchanged from the existing lease;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $21,000 per month until the expiration of the lease on December 31, 2021. This lease was renewed in September 2017 resulting in an additional 1,675 feet, increase from approximately $18,000 to approximately $21,000 per month and the extension of the term from October 2018 to December 2021; and

●
425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month, on a month-to-month basis until terminated by either party.

At September 30, 2017, future minimum lease payments are as follows:

($ in thousands)
2017 (three months)	$144
2018	$546
2019	$284
2020	$292
2021	$272
Total	$1,538

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed on March 31, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 9, 2017, there have been no material changes to the disclosures made in the above referenced Form 10-K.

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

Date: November 9, 2017	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 9, 2017	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)