Form 10-K
period 2017-12-31
IMAGEWARE SYSTEMS INC
filed 2018-03-19
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]
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

Large accelerated filer	☐	Accelerated filer	☒
Non–Accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [   ]  No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB marketplace was $57,178,319. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of March 13, 2018, there were 94,229,505 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.

Form 10-K
For the Year Ended December 31, 2017

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

ImageWare Systems, Inc., a Delaware corporation since 2005 and previously incorporated in California in 1987 as a Utah corporation, has its principal place of business at 10815 Rancho Bernardo Road, Suite 310, San Diego, California 92127. We maintain a corporate website at http://www.iwsinc.com. Our common stock, par value $0.01 per share (“Common Stock”), is currently listed for quotation on the OTCQB marketplace under the symbol “IWSY.” As used in this Annual Report, “we,” “us,” “our,” “ImageWare,” “ImageWare Systems,” “Company” or “our Company” refers to ImageWare Systems, Inc. and all of its subsidiaries.

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

The Company is also a leading developer of mobile and cloud-based identity management solutions providing patented biometric authentication solutions for the enterprise. The Company delivers next-generation biometrics as an interactive and scalable cloud-based solution. The Company brings together cloud and mobile technology to offer multi-factor authentication for smartphone users, for the enterprise, and across industries. The Company has introduced a set of mobile and cloud solutions to provide biometric user authentication, including the GoVerifyID® mobile application and cloud-based SaaS solutions. These solutions include GoMobile Interactive (“GMI”), which provides patented, secure, dynamic messaging. More recently the Company has introduced GoVerifyID® Enterprise Suite, which provides turnkey integration with Microsoft Windows, Microsoft Active Directory, and security products from CA, HPE, IBM, and SAP. These solutions are marketed and sold to businesses across many industries. For the healthcare industry, The Company also developed and markets a patented, FDA-Cleared, biometrically-secured, enterprise-level platform for patient engagement and medication adherence.

Historically, we have marketed our products to government entities at the federal, state and local levels; however, the emergence of cloud-based computing, a mobile market that demands increased security and interoperable systems, and the proven success of our products in the government markets, has enabled us to enlarge our target market focus to include the emerging consumer and non-government enterprise marketplace.

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

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and other biometrics as well as criminal history records on a stand-alone, networked, wireless or web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of five software modules: Capture and Investigative modules, which provide a criminal booking system with related databases as well asthe ability to create and print mug photo/SMT image lineups and electronic mug-books; a Facial Recognition module, which uses biometric facial recognition to identify suspects; a Web module, which provides access to centrally stored records over the Internet in a connected or wireless fashion; and a LiveScan module, which incorporates LiveScan capabilities into IWS Law Enforcement providing integrated fingerprint and palm print biometric management for civil and law enforcement use. The IWS Biometric Engine is also available to our law enforcement clients and allows them to capture and search using other biometrics such as iris or DNA.

Our secure credential solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging and biometrics in the production of photo identification cards, credentials and identification systems. Our products in this market consist of IWS EPI Suite and IWS EPI Builder. These products allow for production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments. We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine to our secure credential product line.

Our GoVerifyID products support multi-modal biometric authentication including, but not limited to, face, voice, fingerprint, iris, palm, and more. All the biometrics can be combined with or used as replacements for authentication and access control tools, including tokens, digital certificates, passwords, and PINS, to provide the ultimate level of assurance, accountability, and ease of use for corporate networks, web applications, mobile devices, and PC desktop environments. GoVerifyID provides patented multi-modal biometric identity authentication that can be used in place of passwords or as a strong second factor authentication method. GoVerifyID is provided as a cloud-based Software-as-a-Service (“SaaS”) solution; thereby, eliminating complex IT deployment of biometric software and eliminating startup costs. GoVerifyID works with existing mobile devices, eliminating the need for specialized biometric scanning devices typically used with most biometric solutions.

GoVerifyID was built to work seamlessly with our patented technology portfolio, including GoMobile Interactive®, the secure dynamic messaging system, and the ultra-scalable IWS Biometric Engine that provides anonymous biometric matching and storage. GoVerifyID is secure, simple to use, and designed to provide instant identity authentication by engaging with the biometric capture capabilities of each user’s mobile device. GoVerifyID also provides a fully open SDK for organizations that require the utmost in flexibility.

Our GoVerifyID Enterprise Suite for Windows easily and seamlessly integrates with a user’s existing Microsoft ecosystem/infrastructure to support the user’s extended workforce. GoVerifyID Enterprise Suite secures corporate networks from end-to-end – both applications and data – on client, server, and cloud systems with flexible user login policies to address varied trust requirements. Our GoVerifyID Enterprise Suite works with the smart devices that the workforce already uses, including iOS/Android smartphones and tablets.

Our GoVerifyID Enterprise Suite for Windows provides biometric authentication for the Microsoft ecosystem that secures enterprise security without compromising agility, productivity, or user experience. Its comprehensive architecture offers biometric authentication for the complete range of enterprise stakeholders, delivering secure enterprise applications and workspaces to internal employees, partners, suppliers and vendors, even customers. Out-of-band authentication is provided via universally available devices, such as smartphones and tablets. In-band authentication can be enabled via fingerprint readers, iris scanners, and any Windows Biometric Framework compatible device. The server component provides easy centralized management of biometric authentication policies for all users, using a standard Snap-In to the Microsoft Management Console. It provides greater user assurance and Single Sign-On (“SSO”) convenience for all corporate systems and cloud applications. There is no compromise in agility or user experience.

GoVerifyID Enterprise Suite also provides options for seamless integration with leading Enterprise Identity and Access Management (“IAM”) solutions including CA SSO, IBM Security Access Manager (“ISAM”), SAP Cloud Platform, and HPE’s Aruba ClearPass. These turnkey integrations provide multi-modal biometric authentication to replace or augment passwords for use with enterprise and consumer class systems.

Our pillphone® Platform:

●
Improves medication adherence and manages chronic conditions by enriching the relationship between the care team and the patient via its enterprise level, mobile communication platform;

●
Digitally connects healthcare providers with patients and provides support when the patients are outside of the medical facility;

●
Streamlines workflows and improves care team communication and collaboration with the patient by offering personalized, two-way interactive, secure messaging and real-time remote medication monitoring; and

●
Encances the human connection of the care team that is essential for quality patient-centered care.

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

Series A Financing and Preferred Stock Exchange

On September 18, 2017, the Company offered and sold a total of 11,000 shares of Series A Preferred at a purchase price of $1,000 per share (the “Series A Financing”), which amount includes an aggregate total of 875 shares of Series A Preferred issuable to Neal Goldman, a member of the Company’s Board of Directors, and S. James Miller, the Company’s Chief Executive Officer and member of the Board of Directors, in connection with cash advances of $875,000 previously made to the Company. The net proceeds to the Company from the Series A Financing were approximately $10.9 million. Concurrently with the Series A Financing, the Company entered into Exchange Agreements with holders of all outstanding shares of the Company’s Series E Convertible Preferred Stock, all outstanding shares of Series F Convertible Preferred Stock, and all outstanding shares of Series G Convertible Preferred Stock (collectively, “Exchanged Preferred”), pursuant to which the holders thereof agreed to cancel their Exchanged Preferred in exchange for the same number of shares of Series A Preferred (the “Preferred Stock Exchange”). As a result of the Preferred Stock Exchange, the Company issued to the holders of Exchanged Preferred an aggregate total of 20,021 shares of Series A Preferred.

As a result of the Preferred Stock Exchange, on October 19, 2017, the Company filed Certificates of Elimination with the Delaware Secretary of State to eliminate the Exchanged Preferred.

Industry Background

Biometrics and Secure Credential Markets

The identity and access management market is expected to grow from $7.2 billion in 2015 to $12.78 billion by 2020, at an expected Compound Annual Growth Rate (“CAGR”) of 12.2%. This growth is based on a growing demand for compliance management requirements and increasing trends in mobility devices and applications. The main drivers are:

●
Banking, Financial Services & Insurance
●
Telecommunications
●
Public Sectors

Audit and regulation compliance is a key driving force in the market; it is growing at the highest rate and will likely continue to grow through 2020.

Identity management solutions are rapidly moving into risk-based programs focused on enforcement of access control and entitlement management. The enterprise is achieving major benefits from costs, but still lacks the capability to manage time-sensitive processes, including manual approvals and provisioning.

Cloud services to date, though increasing, still suffer from a perceived lack of security. However, large enterprises are rapidly adopting cloud models, especially in centralizing the management of identities. This adoption is being done by still using on premise identity management solutions, but also venturing into the cloud as well. This means that the hybrid model, utilizing both cloud and in-house identity management solutions, is increasing.

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

Some of the industries that can benefit from biometric-based identity management and are a major part of our examples include:

Healthcare

●
Access to patient health records

●
Sharing patient records with other staff

●
Remote access to clinical portals

●
Entering Certified Physician Order Entry (“CPOE”) systems

●
Submitting electronic prescriptions (“e-Rx”)

Banking

●
Login for online banking

●
Verifying transactions made on a banking website

●
Mobile banking apps

●
ATM access

Retail/e-Commerce

●
Online store purchases

●
Login for a mobile store with a mobile device

●
Verifying purchases on a website or at mobile stores

●
Sending coupons & offers to mobile devices

Government

●
Airport security

●
Customs security

●
Rail ticketing

●
Internet access on trains & planes

●
Police & fire services

●
Armed forces

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

Products and Services

Our identity management solutions are primarily focused around biometrics and secure credentials providing complete, cross-functional and interoperable systems. Our biometric and secure credentialing products provide complete and interoperable solutions with features and functions required throughout the entire identity management life cycle, enabling users the flexibility to make use of any desired options, such as identity proofing and enrollment, card issuance, maintenance and access control. Our solutions offer a significant benefit that one vendor’s solution is used throughout the various stages, from establishing an applicant’s verified identity, to issuance of smart card-based credentials, to the usage and integration to physical and logical access control systems.

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

Biometrics

Our biometric product line consists of the following:

GoMobile InteractiveTM

In July 2013, the Company introduced its mobile biometric identity management platform, GoMobile InteractiveTM (“GMI”). Based upon acquired patented messaging platform technology combined with the Company’s patented IWS Biometric Engine®, GMI allows global business, service and content providers to offer users biometric security for their products, services and content on the Android or iPhone operating systems. GMI includes a standalone application that can be used as a turnkey solution, as well as an SDK, enabling integration with existing mobile applications for Android and iPhone. Targeted verticals for the product include mobile banking and value transfer, retail, healthcare and entertainment services. By supporting multi-modal biometrics on a mobile device, the Company is able to offer an out-of-band security solution that is far superior to traditional password or PIN protection, which are now failing and costing businesses billions of dollars. In addition, the GMI service supports dynamic information gathering, allowing clients to learn about their users through the use of interactive surveys that can be secured using biometrics.

IWS Biometric Engine

This is a biometric identity management platform for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes without regard to hardware or algorithm. Searches can be 1:1 (verification), 1:N (identification), X:N (investigative) and N:N (database integrity). IWS Biometric Engine is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, signature, DNA, voice, 3D face and retina. IWS Biometric Engine is a second-generation solution from the Company that is based on field-proven ImageWare technology solutions that have been used to manage millions of biometric records since 1997 and is ideal for a variety of applications, including: criminal booking, background checks (civil and criminal), watch list, visa/passport and border control (air, land and sea), physical and logical access control, and other highly-secure identity management environments. The Company believes that this product will be very attractive to the emerging commercial and consumer markets as they deploy biometric identity management systems.

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

The IWS Biometric Engine is available as an SDK, as well as a platform for custom configurations to meet specific customer requirements. The added suite of products provides government, law enforcement, border management and enterprise businesses a wide variety of application-specific solutions that address specific government mandates and technology standards. It also provides the ability to integrate into existing legacy systems and expand based upon specific customer requirements. This enables users to integrate a complete solution or components as needed. The application suite of products includes packaged solutions for:

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

IWS Desktop Security.  IWS Desktop Security is a highly flexible, scalable and modular authentication management platform that is optimized to enhance network security and usability. This architecture provides an additional layer of security to workstations, networks and systems through advanced encryption and authentication technologies. Biometric technologies (face, fingerprint, iris, voice or signature), can be seamlessly coupled with TPM chips to further enhance corporate security. USB tokens, smart cards and RFID technologies can also be readily integrated. Additional features include:

●
Support for multiple authentication tools, including Public Key Infrastructure (“PKI”) within a uniformed platform and Privilege Management Infrastructure (“PMI”) technology, to provide more advanced access control services and assure authentication and data integrity;

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

The IWS Biometric IQA&E improves the accuracy and effectiveness of biometric template enrollments. The software may be used stand-alone or in conjunction with the IWS Biometric Engine. IWS Biometric IQA&E provides automated image quality assessment with respect to relevant image quality standards from organizations such as International Civil Aviation Organization, National Institute of Standards and Technology (“NIST”), International Organization for Standards (“ISO”) and American Association of Motor Vehicle Association (“AAMVA”). IWS Biometric IQA&E also enables organizations to conduct multi-dimensional facial recognition, which further enhances accuracy for numerous applications, including driver licenses, passports and watch lists.

IWS Biometric IQA&E automatically provides real-time biometric image quality analysis and feedback to improve the overall effectiveness of biometric images, thus increasing the biometric verification performance, and maintaining database and image data integrity. IWS Biometric IQA&E provides a complete platform that includes an image enhancement library for biometric types including face, finger and iris.

Secure Credential

Our secure credential products consist of the following:

GoVerifyID®. On November 14, 2016, the Company introduced GoVerifyID® Enterprise Suite, a multi-modal, multi-factor biometric authentication solution for the enterprise market. An algorithm-agnostic solution, GoVerify ID Enterprise Suite is an end-to-end biometric platform that seamlessly integrates with an enterprise’s existing Microsoft infrastructure, offering businesses a turnkey biometric solution for quick deployment. The Company feels that this product has the potential to dramatically accelerate adoption of its biometric solution due to the worldwide prevalence of enterprise use of the Microsoft infrastructure. Working across the entire enterprise ecosystem, GoVerifyID Enterprise Suite offers a consistent user experience and centralized administration with the highest level of security, flexibility, and usability. GoVerifyID Enterprise Suite embodies the following characteristics:

●
Mobile-workforce friendly—With GoVerifyID Enterprise Suite user authentication logins are possible for a tablet or laptop even when disconnected from the corporate network. Additionally, GoVerifyID Enterprise Suite offers a consistent user authentication experience across all login environments;

●
Hybrid cloud— GoVerifyID Enterprise Suite is linked from the cloud to an enterprise’s Microsoft infrastructure and is backward compatible with Windows 7, 8 and 10. Additionally, because the solution is SaaS-based, it can easily scale to process hundreds of millions of transactions and store just as many biometrics; and

●
Seamless integration—GoVerifyID Enterprise Suite is a snap-in to the Microsoft Management console and can be centrally managed at the server. Additionally, the solution allows for seamless movement as it integrates with Active Directory using an organization’s existing Microsoft security infrastructure.

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

●
Customizable card life-cycle workflow managed by the CMS; and

●
Integration of the CMS data with other enterprise solutions, such as physical access control and logical access control (i.e. Single-Sign-On).

IWS EPI Suite.  This is an ID software solution for producing, issuing, and managing secure credentials and personal identification cards. Users can efficiently manage large amounts of data, images and card designs, as well as track and issue multiple cards per person, automatically populate multiple cards and eliminate redundant data entry. IWS EPI Suite was designed to integrate with our customers’ existing security and computing infrastructure. We believe that this compatibility may be an appealing feature to corporations, government agencies, transportation departments, school boards and other public institutions.

IWS EPI Builder.  This is an SDK and a leading secure credential component of identity management and security solutions, providing all aspects of ID functionality from image and biometric capture to the enrollment, issuance and management of secure documents. It contains components which developers or systems integrators can use to support and produce secure credentials, including national IDs, passports, International Civil Aviation Office -compliant travel documents, smart cards and driver licenses. IWS EPI Builder enables organizations to develop custom identification solutions or incorporate sophisticated identification capabilities into existing applications including the ability to capture images, biometric and demographic data; enable biometric identification and verification (1:1 and 1:X); as well as support numerous biometric hardware and software vendors. It also enables users to add electronic identification functionality for other applications, including access control, tracking of time and attendance, point of sale transactions, human resource systems, school photography systems, asset management, inventory control, warehouse management, facilities management and card production systems.

IWS EPI PrintFarm.  While it is the last stage of PIV Card Issuance, the PIV smart card printing process is by no means the least important stage. Production printing of tens of thousands of PIV cards requires a significant investment and a well-engineered system. The IWS EPI PrintFarm software offers a cost-effective, yet high-performance method for high-volume card printing.

IWS PIV Encoder.  PIV smart cards must be programmed with specific mandatory data, digital signatures and programs in order to maintain the interoperability as well as the security features specified for the cards. The IWS PIV Encoder could be considered to be a complex device driver that properly programs the PIV smart cards. The Encoder interacts with the CMS for data payload elements. It interacts with the Certificate Authority to encrypt or sign the PIV smart card data with trusted certificates. Finally, it acts as the application-level device driver to make the specific PIV smart card encoding system properly program the smart card, regardless if the system is a standalone encoding system or one integrated into a card printer.

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

Our IWS Law Enforcement solution consists of software modules, which may also be purchased individually. The IWS Law Enforcement Capture and Investigative modules make up our booking system and database. Our add-on modules include LiveScan, Facial Recognition, Law Enforcement Web and Witness View as well as the IWS Biometric Engine.

IWS Law Enforcement.  IWS Law Enforcement is a digital booking, identification and investigative solution that enables users to digitally capture, store, search and retrieve images and demographic data, including mug shots, fingerprints and SMT’s. Law enforcement may choose between submitting fingerprint data directly to the State Automated Fingerprint Identification System (“AFIS”), FBI criminal repository, or other agencies as required. Additional features and functionality include real-time access to images and data, creation of photo lineups and electronic mug books, and production of identification cards and credentials. IWS Law Enforcement also uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records/jail management system (“RMS/JMS”) or an automated fingerprint identification system.

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

LiveScan.  This software module is FBI certified and complies with the FBI Integrated Automated Fingerprint Identification System (“IAFIS”) Image Quality Specifications (“IQS”) while utilizing FBI certified LiveScan devices from most major vendors. LiveScan allows users to capture single to ten prints and palm data, providing an integrated biometric management solution for both civil and law enforcement use. By adding LiveScan capabilities, law enforcement organizations further enhance the investigative process by providing additional identifiers to identify suspects involved in a crime. In addition, officers no longer need to travel to multiple booking stations to capture fingerprints and mug shots. All booking information, including images, may be located at a central designation and from there routed to the State AFIS or FBI criminal history record repository.

Investigative.  This software module allows users to search the database created with IWS Law Enforcement. Officers can conduct text searches in many fields, including file number, name, alias, distinctive features, and other information, such as gang membership and criminal history. The Investigative module creates a catalogue of possible matches, allowing officers or witnesses to save time by looking only at mug shots that closely resemble the description of the suspect. This module can also be used to create a line-up of similar facial images from which a witness may identify the suspect.

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

EPI Designer for Law Enforcement.  The EPI Designer for LE software is a design solution created for the IWS Law Enforcement databases based on the IWS EPI Suite program. This program allows integration with various IWS databases for the production of unique booking/inmate reports, wristbands, photo ID cards, Wanted or BOLO fliers, etc., created from the information stored in booking records. Designs can be created in minutes and quickly added to the IWS Law Enforcement system, allowing all users with appropriate permissions immediate access to the newly added form.

Maintenance and Customer Support

We offer software and hardware support to our customers. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support.  For the years ended December 31, 2017, 2016 and 2015, maintenance revenues accounted for approximately 62%, 67% and 54% of our total revenues, respectively.

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

Customers

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Saudi Arabia, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. For the year ended December 31, 2017, one customer accounted for approximately 25% or $1,089,000 of total revenue and had $201,000 trade receivables as of the end of the year, as compared to two customers that accounted for approximately 30% or $1,162,000 of total revenue and had $78,000 trade receivables as of the end of the December 31, 2016. For the year ended December 31, 2015, two customers accounted for approximately 37% or $1,753,000 of total revenue and had $78,000 trade receivables as of the end of the year.

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

Fully Exploit the Biometrics, Access Control and Identification Markets

The establishment of the Department of Homeland Security coupled with the movement by governments around the world to authenticate the identity of their citizens, employees and contractors has accelerated the adoption of biometric identification systems that can provide secure credentials and instant access to centrally maintained records for real-time verification of identity and access (physical and logical) privileges. Using our products, an organization can create secure credentials that correspond to records, including images and biographic data, in a digital database. A border guard or customs agent can stop an individual to quickly and accurately verify his identity against a database of authorized persons, and either allow or deny access as required. Our technology is also standards based and applied to facilitate activities such as federal identification mandates while complying with personal identification verification standards such as HSPD-12, International Civil Aviation Organization standards, American Association of Motor Vehicle Administrators driver licenses, voter registration, immigration control and welfare fraud identification. We believe that these or very similar standards are applicable in markets throughout the world.

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

Expand Law Enforcement and Public Safety Markets

We intend to use our successful installations with customers such as the Arizona Department of Public Safety and the San Bernardino County Sheriff’s Department as reference accounts, and to market IWS Law Enforcement as a superior technological solution. Our recent addition of the LiveScan module and support for local AFIS to our IWS Law Enforcement will enhance its functionality and value to the law enforcement customer as well as increase the potential revenue the Company can generate from a system sale. We primarily sell directly to the law enforcement community. Our sales strategy is to increase sales to new and existing customers, including renewing supporting maintenance agreements. We have also established relationships with large systems integrators such as Sagem Morpho to OEM our law enforcement solution utilizing their worldwide sales force. We will focus our sales efforts in the near term to establish IWS Law Enforcement as the integrated mug shot and LiveScan system adopted in as many countries, states, large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer’s region and in neighboring regions. In addition, we plan to market our integrated investigative modules to the customer, including Facial Recognition, Web and WitnessView. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenues from sales of those modules, will also grow.

Software as a Service Business Model

With the advent of cloud-based computing and the proliferation of smart mobile devices, which allow for reliable biometric capture and the need to secure access to data, products and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets. The Company therefore intends to leverage the strength of its experience servicing existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the growing commercial and consumer market. As part of its marketing plan, the Company offered new versions of its product suite on a Software as a Service (“SaaS”) model during 2016. This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to biometrically verify identity in order to access data, products or services from mobile and desktop devices. As of December 2017, we have received significant interest and have entered into a number of proof of concept arrangements with customers and partners who we anticipate will initiate programs in the first half of 2018.

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

The combination of our biometric identification technologies and wireless technologies has led to the development of the IWS Interactive Messaging System, which is a push application platform secured by biometrics that transforms mobile devices into a complete mobile ID, enabling companies to create applications that allow a range of unprecedented activities, from secure sharing of sensitive information to biometrically securing a mobile wallet. Identity authentication, using multi-modal biometrics gives users the confidence that their personal information is secure while the push marketing capabilities of the technology allow companies unparalleled interactivity that can be personalized to the needs and interests of their customers.

Sales and Marketing

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2017, we had sales and account representatives based domestically in the District of Columbia, California, Colorado, Oregon and internationally in Mexico. Geographically, our sales and marketing force consisted of six persons in the United States, and one person in Mexico as of December 31, 2017.

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

Secure Credential Market

Due to the breadth of our software offering in the secure credential market space, we face differing degrees of competition in certain market segments. The strength of our competitive position is based upon:

●
our strong brand reputation with a customer base, which includes small and medium-sized businesses, Fortune 500 corporations and large government agencies;

●
the ease of integrating our technology into other complex applications; and

●
the leveraged strength that comes from offering customers software tools, packaged solutions and web-based service applications that support a wide range of hardware peripherals.

Our software faces competition from Datacard Corporation, a privately held manufacturer of hardware, software and consumables for the ID market, as well as small, regionally based companies.

Biometric Market

The market to provide biometric systems to the identity management market is evolving and we face competition from a number of sources. We believe that the strength of our competitive position is based on:

●
our ability to provide a system which enables the enrollment, management and authentication of multiple biometrics managing population databases of unlimited sizes;

●
searches can be 1:1 (verification), 1:N (identification), X:N (investigative), and N:N (database integrity); and

●
the system is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, hand geometry, palm, DNA, signature, voice, and 3D face and retina.

Our multi-biometric product faces competition from French-based Safran, Irish-based Daon, 3M and Aware Inc., none of which have offerings with the scope and flexibility of our IWS Biometric Engine and its companion suite of products or relevant patent protection.

Intellectual Property

We rely on trademark, patent, trade secret and copyright laws and confidentiality and license agreements to protect our intellectual property. We have several federally registered trademarks, including the trademark ImageWare and IWS Biometric Engine, as well as trademarks for which there are pending trademark registrations with the United States, Canadian and other International Patent & Trademark Offices.

We hold several issued patents and have several other patent applications pending for elements of our products. We believe we have the foundational patents regarding the use of multiple biometrics and continue to be an IP leader in the biometric arena. It is our belief that this intellectual property leadership will create a sustainable competitive advantage. We are an early pioneer in the first to file patents related to multi-modal biometrics and currently are the worldwide leader in multi-modal biometric patents, with 22 patents worldwide and 19 patents pending. These technologies allow biometric matching using any type of biometric modality for identity verification while protecting the privacy of an individual. It is our belief that such technology will be critical to providing biometric management solutions for the consumer market where privacy protection has been a historical issue and barrier to biometric adoption.

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

Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of our products. While our competitive position could be threatened by disclosure or reverse engineering of this proprietary information, we believe that copyright and trademark protection are less important than other factors, such as the knowledge, ability, and experience of our personnel, name recognition and ongoing product development and support.

Our software products are licensed to end users under a perpetual, nontransferable, nonexclusive license that stipulates which modules can be used and how many concurrent users may use them. These forms of licenses are typically not signed by the licensee and may be more difficult to enforce than signed agreements in some jurisdictions.

Research and Development

Our research and development team consisted of 32, 38 and 32 programmers, engineers and other employees as of December 31, 2017, 2016 and 2015, respectively. We also contract with outside programmers for specific projects as needed. We spent approximately $6.0 million, $5.3 million and $4.6 million on research and development in 2017, 2016 and 2015, respectively. We continually work to increase the speed, accuracy, and functionality of our existing products. We anticipate that our research and development efforts will continue to focus on new technology and products for the identity management markets.

Employees

We had a total of 64, 69 and 67 full-time employees as of December 31, 2017, 2016 and 2015, respectively. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

Additional Available Information

We make available, free of charge, at our corporate website (http://www.iwsinc.com) copies of our annual reports filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, and proxy statements at no charge to investors upon request.

All reports filed by us with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we have filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Available cash resources may be insufficient to provide for our working capital needs for the next twelve months. In the event such cash resources are insufficient to provide for our working capital requirements, we will need to raise additional capital to continue as a going concern.

During the years ended December 31, 2017, we consummated a public offering resulting in gross proceeds to the Company of approximately $10.9 million. In addition, during the years ended December 31, 2017 and 2016, we incurred borrowings under the Lines of Credit of approximately $6,000,000, which amounts are due and payable on December 31, 2018.

If we are unable to implement our business plan, we may not generate sufficient revenue and profit to repay the borrowings under the Lines of Credit in full when due. As a result, unless the holders of the notes issued under the Lines of Credit convert any outstanding balance into shares of Common Stock, we will need to seek an extension of the maturity date of the Lines of Credit on or before December 31, 2018. If we are unable to further extend the maturity date of the Lines of Credit, we will be required to raise additional capital through debt and/or equity financing to continue as a going concern. No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financing or for an extension of the maturity date of the Lines of Credit. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund repay amounts due under our Lines of Credit, our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition and results of operations.

We have a history of significant recurring losses totaling approximately $170.5 million at December 31, 2017, and these losses may continue in the future.

As of December 31, 2017, we had an accumulated deficit of approximately $170.5 million, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability, and we may never achieve profitability.

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

Our lengthy sales cycle may cause us to expend significant resources for one year or more in anticipation of a sale to certain customers, yet we still may fail to complete the sale.

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

During the year ended December 31, 2017, one customer accounted for approximately 25% of our total revenues. In the event of any material decrease in revenue from this customer, or if we are unable to replace the revenue with additional customers, our financial condition and results from operations could be materially and adversely affected.

   During the year ended December 31, 2017, one customer accounted for approximately 25% or $1,089,000 of our total revenues. If this customer were to significantly reduce its relationship with the Company, or in the event the we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would be material.

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

We are dependent upon third parties for the successful integration of our products, and/or the launch of our products. Any delay in the integration of our products, or the launch of third-party products may materially affect our results from operations and financial condition.

              Our current marketing strategy involves the distribution of our products through larger product partners and/or resellers that will either resell our product alongside theirs, OEM a white label version of our products, or sell our products fully integrated into their offerings. Our strategy leaves us largely dependent upon the successful rollout of our products by our distribution partners. We have experienced delays in the rollout of our products due to these factors during the years ended 2016 and 2017, and no assurances can be given that we will not experience delays in the future. Any delays negatively affect our results from operations and financial condition.

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

If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to a customer’s data, our data or our IT systems, or authorized access is blocked or disabled, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.

Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial information and other personally identifiable information. While we have security measures in place, they may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Our security measures could also be compromised by employee error or malfeasance, which could result in someone obtaining unauthorized access to, or denying authorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems.

We take extraordinary measures to ensure identity authentication of users who access critical IT infrastructure, including but not limited to, two-factor, multi-factor and biometric identity verification. This substantially reduces the threat of unauthorized access by bad actors using compromised user credentials.

Because the techniques used to breach, obtain unauthorized access to, or sabotage IT systems change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate or implement adequate measures to prevent against such techniques.

Our services operate in conjunction with and are dependent on products and components across a broad ecosystem and, as illustrated by the recent Spectre and Meltdown threats, if there are security vulnerabilities in one of these components, a security breach could occur. In addition, our internal IT systems continue to evolve and we are often early adapters of new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of our IT systems. These risks are mitigated by our ability to maintain and improve business and data governance policies and processes and internal security controls, including our ability to escalate and respond to known and potential risks.

In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our servers. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services.

A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to this data. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software may result in additional direct and indirect costs, for example additional infrastructure capacity to mitigate any system degradation that could result from remediation efforts.

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

We may have additional tax liabilities.

We are subject to income taxes in the United States. Significant judgments are required in determining our provisions for income taxes. In the course of preparing our tax provisions and returns, we must make calculations where the ultimate tax determination may be uncertain. Our tax returns are subject to examination by the Internal Revenue Service (“IRS”) and state tax authorities. There can be no assurance as to the outcome of these examinations. If the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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

Our Board of Directors has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the Common Stockholders, without any further vote or action by the Common Stockholders. The rights of our Common Stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights,including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued, and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of December 31, 2017, we had two series of preferred stock outstanding, Series A Convertible Redeemable Preferred Stock (“Series A Preferred”) and Series B Convertible Redeemable Preferred Stock (“Series B Preferred”).

The provisions of our Series A Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series A Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of December 31, 2017, we had cumulative undeclared dividends on our Series A Preferred of $0.

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2017, we had cumulative undeclared dividends on our Series B Preferred of approximately $8,000.

 Certain large shareholders may have certain personal interests that may affect the Company.

As a result of the shares issued to Goldman Capital Management and related entities controlled by Neal Goldman, a member of our Board of Directors (together, “Goldman”), Goldman beneficially owns, in the aggregate, approximately 40.8% of the Company’s outstanding voting securities.  As a result, Goldman has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

We have never paid cash dividends on our Common Stock and do not anticipate that any cash dividends will be paid on the Common Stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of our Series A Preferred and Series B Preferred directly limit our ability to pay cash dividends on our Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in San Diego, California, where we occupy 9,927 square feet of office space. This facility is leased through October 2018 at a cost of approximately $30,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2017:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. This lease was renewed in April 2016 for a five-year period ending on March 31, 2021. Renewal terms were substantially unchanged from the existing lease;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $21,000 per month until the expiration of the lease on December 31, 2021. This lease was renewed in September 2017, resulting in an additional 1,675 feet, an increase from approximately $18,000 to approximately $21,000 per month and the extension of the term from October 2018 to December 2021; and

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2018.

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

Market Information

 Our Common Stock does not trade on an established securities exchange. Our Common Stock is quoted under the symbol “IWSY” on the OTCQB marketplace. The following table sets forth the high and low sale prices for our Common Stock for each quarter in 2017 and 2016:

2017 Fiscal Quarters	High	Low
First Quarter	$1.39	$0.98
Second Quarter	$1.24	$0.81
Third Quarter	$1.50	$0.83
Fourth Quarter	$1.62	$1.25

2016 Fiscal Quarters	High	Low
First Quarter	$1.49	$0.85
Second Quarter	$1.52	$1.06
Third Quarter	$1.47	$1.12
Fourth Quarter	$1.35	$0.95

Holders

As of March 8, 2018, we had approximately 198 holders of record of our Common Stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock over the five-year period ending December 31, 2017 with the cumulative total returns during the same period on the NASDAQ Composite Index and the S&P Information Technology Index. The graph assumes that $100 was invested on December 31, 2012 in our Common Stock and in the shares represented by each of the other indices, and that all dividends were reinvested.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
ImageWare Systems, Inc.	$106.25	$241.25	$300.00	$162.50	$166.25	$198.75
NASDAQ Composite Index	$115.91	$160.32	$181.80	$192.21	$206.63	$264.99
S&P Information Technology	$114.82	$147.47	$177.13	$187.63	$213.61	$296.56

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

 As of December 31, 2017, 2016 and 2015, the Company had cumulative undeclared dividends of approximately $0 relating to our Series A Preferred, and $8,000 relating to our Series B Preferred.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 11 of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

The following data has been derived from our audited consolidated financial statements, including the consolidated balance sheets at December 31, 2017 and 2016 and the related consolidated statements of operations for the three years ended December 31, 2017 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

Statement of Operations Data:	Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Revenues:
Product	$1,614	$1,249	$2,192	$1,634	$2,686
Maintenance	2,679	2,563	2,577	2,525	2,618
	4,293	3,812	4,769	4,159	5,304
Cost of revenues:
Product	152	243	1,117	257	319
Maintenance	839	827	827	735	771
Gross profit	3,302	2,742	2,825	3,167	4,214

Operating expenses:
General and administrative	4,192	3,722	3,437	3,818	3,378
Sales and marketing	2,816	3,021	2,791	2,471	2,129
Research and development	5,953	5,332	4,643	4,495	3,869
Depreciation and amortization	68	129	164	179	125
	13,029	12,204	11,035	10,963	9,501
Loss from operations	(9,727)	(9,462)	(8,210)	(7,796)	(5,287)

Interest expense	591	245	447	416	221
Change in fair value of derivative liabilities	—	—	—	—	4,776
Other income, net	(125)	(201)	(145)	(297)	(443)
Loss before income taxes	(10,193)	(9,506)	(8,512)	(7,915)	(9,841)

Income tax expense (benefit)	(124)	21	22	25	8
Net loss	$(10,069)	$(9,527)	$(8,534)	$(7,940)	$(9,849)
Preferred dividends	(2,400)	(1,347)	(1,065)	(51)	(51)
Preferred stock exchange	(1,245)	—	—	—	—
Net loss available to common shareholders	$(13,714)	$(10,874)	$(9,599)	$(7,991)	$(9,900)

Basic and diluted loss per common share
Net loss	$(0.11)	$(0.10)	$(0.09)	$(0.09)	$(0.12)
Preferred dividends	(0.03)	(0.02)	(0.01)	—	—
Preferred stock exchange	(0.01)	—	—	—	—
Basic and diluted loss per share available to common shareholders	$(0.15)	$(0.12)	$(0.10)	$(0.09)	$(0.12)
Basic and diluted weighted-average shares outstanding	92,816,723	94,426,783	93,786,079	91,795,971	81,231,962

Balance Sheet Data:	December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
ASSETS
Current Assets:
Cash	$7,317	$1,586	$3,352	$218	$2,363
Accounts receivable, net of allowance for doubtful accounts	458	287	349	266	302
Inventory, net	79	23	46	916	505
Other current assets	163	135	69	86	148
Total Current Assets	8,017	2,031	3,816	1,486	3,318

Property and equipment, net	43	93	162	211	245
Other assets	35	34	98	153	395
Intangible assets, net of accumulated amortization	93	106	117	144	172
Goodwill	3,416	3,416	3,416	3,416	3,416
Total Assets	$11,604	$5,680	$7,609	$5,410	$7,546

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$457	$425	$198	$459	$486
Deferred revenue	1,016	1,045	1,059	1,827	1,662
Accrued expenses	1,185	1,047	1,149	1,013	924
Derivative liabilities	—	—	—	—	57
Convertible lines of credit to related parties, net	5,774	2,528	—	—	55
Total Current Liabilities	8,432	5,045	2,406	3,299	3,184

Convertible secured notes payable, net of discount	—	—	—	1,311	—
Pension obligation	2,024	1,895	1,511	1,834	1,031
Total Liabilities	10,456	6,940	3,917	6,444	4,215

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value	—	—	—	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value	2	2	2	2	2
Series E Convertible Redeemable Preferred stock, $0.01 par value	—	—	—	—	—
Series F Convertible Redeemable Preferred stock, $0.01 par value	—	—	—	—	—
Series G Convertible Redeemable Preferred stock, $0.01 par value	—	—	—	—	—
Common Stock, $0.01 par value	941	917	940	934	874
Additional paid-in capital	172,414	156,195	149,902	135,982	131,652
Treasury stock, at cost	(64)	(64)	(64)	(64)	(64)
Accumulated other comprehensive loss	(1,664)	(1,543)	(1,195)	(1,594)	(830)
Accumulated deficit	(170,481)	(156,767)	(145,893)	(136,294)	(128,303)
Total Shareholders’ Equity (Deficit)	1,148	(1,260)	3,692	(1,034)	3,331

Total Liabilities and Shareholders’ Equity (Deficit)	$11,604	$5,680	$7,609	$5,410	$7,546

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With the advent of cloud-based computing and the proliferation of smart mobile devices, which allow for reliable biometric capture and the need to secure access to data, products and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets. The Company therefore intends to leverage the strength of its experience servicing existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the growing commercial and consumer market.

Our biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing, identifying and verifying the identities of people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government (federal, state and local), law enforcement, commercial enterprises, and transportation and aviation markets for identification and verification purposes. Our IWS Biometric Engine is a patented biometric identity management software platform for multi-biometric enrollment, management and authentication, managing population databases of virtually unlimited sizes. It is hardware agnostic and can utilize different types of biometric algorithms. It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform. It is also offered as an SDK based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from pre-existing applications. The IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents.

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

Our secure credential solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems which utilize digital imaging and biometrics in the production of photo identification cards, credentials and identification systems. Our products in this market consist of IWS EPI Suite and IWS EPI Builder. These products allow for the production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments. We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine to our secure credential product line.

Our enterprise authentication software includes the IWS Desktop Security product, which is a comprehensive authentication management infrastructure solution providing added layers of security to workstations, networks and systems through advanced encryption and authentication technologies. IWS Desktop Security is optimized to enhance network security and usability, and uses multi-factor authentication methods to protect access, verify identity and help secure the computing environment without sacrificing ease-of-use features such as quick login. Additionally, IWS Desktop Security provides an easy integration with various smart card-based credentials including the Common Access Card (“CAC”), Homeland Security Presidential Directive 12 (“HSPD-12”), Personal Identity Verification (“PIV”) credential, and Transportation Worker Identification Credential (“TWIC”) with an organization’s access control process. IWS Desktop Security provides the crucial end-point component of a Logical Access Control System (“LACS”), and when combined with a Physical Access Control System (“PACS”), organizations benefit from a complete door to desktop access control and security model.

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

Significant estimates include the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value differential of the Preferred Stock Exchange, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

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

●
Sales of computer hardware and identification media; and

●
Post-contract customer support (“PCS”).

The Company’s revenue recognition policies are consistent with GAAP including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition,” ASC 605-35 “Revenue Recognition, Construction-Type and Production-Type Contracts,” “Securities and Exchange Commission Staff Accounting Bulletin 104,” and ASC 605-25, “Revenue Recognition, Multiple Element Arrangements.” Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amounts of hardware and software customization using the percentage of completion method based on costs incurred to date, compared to total estimated costs upon completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits. Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts.” Amounts billed to customers in excess of revenue recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts.” Revenue from contracts for which the Company cannot reliably estimate total costs, or there are not significant amounts of customization, are recognized upon completion. For contracts that require significant amounts of customization that the Company accounts for under the completed contract method of revenue recognition, the Company defers revenue recognition until customer acceptance is received. For contracts containing either extended or dependent payment terms, revenue recognition is deferred until such time as payment has been received by the Company. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable and when all other significant obligations have been fulfilled. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Amounts collected in advance for maintenance services are included in current liabilities under “Deferred revenues.”  Sales tax collected from customers is excluded from revenue.

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

Valuation of Goodwill, Other Intangible and Long-Lived Assets.  The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other.” In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 and intangible assets with an indefinite life are analyzed for impairment under ASC 360. In accordance with ASC 350, goodwill, or the excess of cost over fair value of net assets acquired is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company’s reporting unit is at the entity level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values.

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

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting units to the carrying value of the reporting unit. The Company determined that its only reporting unit is Identity Management. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired as of December 31, 2017.

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

Stock-Based Compensation.  At December 31, 2017, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation.” The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2017, 2016 and 2015, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2017, 2016 and 2015 ranged from 58% to 103%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company to value the grants issued in 2017, 2016 and 2015 as computed by this method was 5.17 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations were 2.6% for the years ended December 31, 2017, 2016 and 2015. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

We recognize and measure uncertain tax positions in accordance with GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Any tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Comparison of Results for Fiscal Years Ended December 31, 2017, 2016 and 2015

 Product Revenue

Net Product Revenue (dollars in thousands)	Year Ended December 31, 2017	$ Change	% Change	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015

Software and royalties	$1,248	$391	46%	$857	$(744)	(46)%	$1,601
Percentage of total net product revenue	77%			69%			73%
Hardware and consumables	$94	$26	38%	$68	$34	100%	$34
Percentage of total net product revenue	6%			5%			2%
Services	$272	$(52)	(16)%	$324	$(233)	(42)%	$557
Percentage of total net product revenue	17%			26%			25%
Total net product revenue	$1,614	$365	29%	$1,249	$(943)	(43)%	$2,192

Software and royalty revenue increased 46% or approximately $391,000 during the year ended December 31, 2017 as compared to the corresponding period in 2016. This increase is due to higher project related sales of our identity management software of approximately $397,000, higher sales of boxed identity management software sold through our distribution channel of approximately $5,000, higher law enforcement project revenue of approximately $8,000 offset by lower royalty revenue of approximately $19,000.

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

Revenue from the sale of hardware and consumables increased 38% or approximately $26,000 during the year ended December 31, 2017 as compared to the corresponding period in 2016. This increase resulted from higher sales of hardware and consumables in project solutions.

During the 2016 period, revenue from the sale of hardware and consumables increased 100% or approximately $34,000 as compared to the corresponding period in 2015. This increase resulted from higher sales of hardware and consumables in project solutions.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased 16% or approximately $52,000 during the year ended December 31, 2017 as compared to the corresponding period in 2016, due primarily to the completion of the service element in identity management project solutions in the 2015 period.

 Services revenue decreased 42% or approximately $233,000 during the year ended December 31, 2016 as compared to the corresponding period in 2015, due primarily to the completion of the service elements in certain identity management project solutions.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives during 2018; however, government procurement initiatives, implementations and pilots are frequently delayed and extended, as was the case in the year ended December 31, 2017, and we cannot predict the timing of such initiatives.

During the year ended December 31, 2017, we continued our efforts to move the Biometric Engine into cloud and mobile markets and to expand our end-user market into non-government sectors including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenues for our products to begin to ramp. For those opportunities that are approaching implementation, we are being told by our partners that we should expect revenues to commence in the first quarter of 2018.

Maintenance Revenue

Net Maintenance Revenue (dollars in thousands)	Year Ended December 31, 2017	$ Change	% Change	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015

Maintenance Revenue	$2,679	116	5%	$2,563	(14)	(1)%	$2,577

Maintenance revenue was approximately $2,679,000 for the year ended December 31, 2017, as compared to approximately $2,563,000 and $2,577,000 for the corresponding periods in 2016 and 2015, respectively. For the year ended December 31, 2017, identity management maintenance revenue was approximately $1,311,000 as compared to $1,181,000 for the comparable period in 2016. The increase in identity management maintenance revenue of approximately $130,000 reflects the expansion of our installed base. Law enforcement maintenance revenue was approximately $1,368,000 for the twelve months ended December 2017 as compared to $1,382,000 for the comparable period in 2016. This decrease of approximately $14,000 is primarily due to the expiration of certain law enforcement maintenance contracts.

For the year ended December 31, 2016, maintenance revenue decreased approximately $14,000 as compared to the comparable period in 2015. For the year ended December 31, 2016, identity management maintenance revenue was approximately $1,181,000 as compared to $1,114,000 for the comparable period in 2015. The increase in identity management revenue of approximately $67,000 reflects the expansion of our installed base. Law enforcement maintenance revenue was approximately $1,382,000 for the twelve months ended December 31, 2016 as compared to $1,463,000 for the comparable period in 2015. This decrease of approximately $81,000 is primarily due to the expiration of certain law enforcement maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the continued expansion of our installed base resulting from the completion of project-oriented work, however we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

Cost of Product Revenue (dollars in thousands)	Year Ended December 31, 2017	$ Change	% Change	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015

Software and royalties	$39	$(39)	(50)%	$78	$(11)	(12)%	$89
Percentage of software and royalty product revenue	3%			9%			6%
Hardware and consumables	$64	$21	49%	$43	$(2)	(4)%	$45
Percentage of hardware and consumables product revenue	68%			63%			132%
Services	$49	$(73)	(60)%	$122	$(861)	(88)%	$983
Percentage of services product revenue	18%			39%			176%
Total cost of product revenue	$152	$(91)	(37)%	$243	$(874)	(78)%	$1,117
Percentage of total product revenue	9%			20%			51%

The cost of software and royalty product revenue decreased approximately $39,000 during the year ended December 31, 2017 as compared to the corresponding period in 2016. The cost of software and royalty revenue decreased approximately $11,000 during the year ended December 31, 2016 as compared to the corresponding period in 2015. This decrease is due primarily to decreases in third party software costs despite higher sales of software. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of product revenue for our hardware and consumable sales during the year ended December 31, 2017 increased approximately $21,000 as compared to the corresponding period in 2016, due primarily to higher hardware and consumable revenue of approximately $26,000. During the year ended December 31, 2016, our cost of product revenue for our hardware and consumable sales decreased by approximately $2,000, as compared to the corresponding period in 2015 despite higher hardware and consumable revenue of approximately $34,000 primarily due to the 2015 period containing approximately $21,000 in hardware equipment written off due to substantial doubt as to recoverability.

Cost of services revenue decreased approximately $73,000 during the year ended December 31, 2017 as compared to the corresponding period in 2016. This decrease reflects lower professional service revenue of approximately $52,000. Costs of service revenue can vary depending upon the complexity of the project solution and the mix of labor resources utilized to complete the service element.

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

 Cost of Maintenance Revenue

Maintenance cost of revenue (dollars in thousands)	Year Ended December 31, 2017	$ Change	% Change	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015

Total maintenance cost of revenue	$839	$12	1%	$827	$—	0%	$827
Percentage of total maintenance revenue	31%			32%			32%

Cost of maintenance revenue increased approximately $12,000 during the year ended December 31, 2017 as compared to the corresponding period in 2016, resulting principally from higher labor costs driven primarily by the utilization of more expensive labor resources required to fulfill maintenance contract obligations for the year ended December 31, 2017 as compared to the corresponding period in 2016.

Product Gross Profit

Product gross profit (dollars in thousands)	Years Ended December 31, 2017	$ Change	% Change	Years Ended December 31, 2016	$ Change	% Change	Years Ended December 31, 2015

Software and royalties	$1,209	$430	55%	$779	$(733)	(48)%	$1,512
Percentage of software and royalty product revenue	97%			91%			94%
Hardware and consumables	$30	$5	20%	$25	$36	327%	$(11)
Percentage of hardware and consumables product revenue	32%			37%			(32)%
Services	$223	$21	10%	$202	$628	147%	$(426)
Percentage of services product revenue	82%			61%			(77)%
Total product gross profit	$1,462	$456	45%	$1,006	$(69)	(6)%	$1,075
Percentage of total product revenue	91%			81%			49%

Software and royalty gross profit increased 55% or approximately $430,000 for the year ended December 31, 2017 as compared to the corresponding period in 2016, due primarily to higher software and royalty product revenue of approximately $391,000 combined with lower cost of software and royalty revenue of approximately $39,000. This relationship is reflective of approximately $339,000 in license revenue with extremely low costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

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

Hardware and consumables gross profit increased approximately $5,000 for the year ended December 31, 2017, as compared to the 2016 period. This increase resulted from higher sales of hardware and consumables in project solutions of approximately $26,000 combined with corresponding higher cost of hardware and consumables product revenue of $21,000 for the year ended December 31, 2017 as compared to the corresponding period in 2016.

Hardware and consumables gross profit increased approximately $36,000 for the year ended December 31, 2016, as compared to the 2015 period. This increase resulted from lower sales of hardware and consumables in project solutions of approximately $34,000 combined with corresponding lower cost of hardware and consumables product revenue of $2,000 for the year ended December 31, 2016 as compared to the corresponding period in 2015.

Services gross profit increased approximately $21,000 during the year ended December 31, 2017, as compared to the corresponding period in 2016, due to lower service revenue of approximately $52,000 combined with lower cost of service revenue of approximately $73,000 for the year ended December 31, 2017 as compared to the corresponding period in 2016.  This inverse relationship is cause by the recognition of certain service revenues in the twelve months ended December 31, 2017 combined with the related costs of these revenues being written off in 2015 due to significant doubts as to the recoverability of such costs in the 2015 period.

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

 Maintenance Gross Profit

Maintenance gross profit (dollars in thousands)	Year Ended December 31, 2017	$ Change	% Change	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015

Total maintenance gross profit	$ 1,840	$104	6%	$1,736	$(14)	(1)%	$1,750
Percentage of total maintenance revenue	69%			68%			68%

Gross margins related to maintenance revenue were 69% and 68% for the years ended December 31, 2017 and 2016, respectively. The dollar increase of approximately $104,000 for the 2017 year as compared to the corresponding 2016 period primarily resulted from higher maintenance revenue of approximately $116,000 for the year ended December 31, 2017 as compared to the corresponding period in 2016. Gross margins related to maintenance revenue were 68% for the years ended December 31, 2016 and 2015, respectively, for the years ended December 31, 2016 and 2015. The decrease of approximately $14,000 for the 2016 year as compared to the corresponding 2015 period primarily resulted from lower maintenance revenue of approximately $14,000 for the year ended December 31, 2016 as compared to the corresponding period in 2015.

 Operating Expense
Operating Expense (dollars in thousands)	Year Ended December 31, 2017	$ Change	% Change	Year Ended December 31, 2016	$ Change	% Change	Year Ended December 31, 2015
General and administrative	$4,192	$470	13%	$3,722	$285	8%	$3,437
Percentage of total net revenue	98%			98%			72%
Sales and marketing	$2,816	$(205)	(7)%	$3,021	$230	8%	$2,791
Percentage of total net revenue	66%			79%			59%
Research and development	$5,953	$621	12%	$5,332	$689	15%	$4,643
Percentage of total net revenue	139%			140%			97%
Depreciation and amortization	$68	$(61)	(47)%	$129	$(35)	(22)%	$164
Percentage of total net revenue	2%			3%			3%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar increase of approximately $470,000 in general and administrative expense for the year ended December 31, 2017, as compared to the corresponding period in 2016, is comprised of the following major components:

●
Increase in personnel related expense of approximately $170,000 due to head count increases;

●
Increase in financing related expenses of approximately $160,000;

●
Increase in professional fees including consulting services and contract services of approximately $27,000 due primarily to decreases in audit fees of $75,000 offset by increases in legal fees of approximately $6,000, increases in various consulting, contract services and corporate expenses of approximately $82,000 and increases in patent related fees of approximately $14,000;

●
Decrease in stock-based compensation expense of approximately $59,000; and

●
Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $172,000.

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

The dollar decrease in sales and marketing expense of approximately $205,000 during the year ended December 31, 2017, as compared to the corresponding period in 2016, is primarily comprised of the following major components:

●
Decrease in personnel related expense of approximately $45,000 due primarily to decreases in headcount;

●
Decrease in professional services of approximately $194,000 resulting primarily from decreased utilization of sales consultants;

●
Increase in contract services and office related expense of approximately $18,000;

●
Decrease in our Mexico sales office related expense of approximately $39,000 due primarily to lower contractor utilization for the year ended December 31, 2017 as compared to the comparable period in 2016 due to the completion of certain identity management projects;

●
Increase in travel and trade show expense of approximately $33,000 and increases in advertising due and subscriptions and other selling expense of approximately $26,000; and

●
Decrease in stock-based compensation of approximately $4,000.

We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2018 will increase as we pursue large project solution opportunities.

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

We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2017 will increase as we pursue large project solution opportunities.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs.

Research and development expense increased approximately $621,000 for the year ended December 31, 2017, as compared to the corresponding period in 2016, due primarily to the following major components:

●
Decrease in personnel expenditures of approximately $72,000 due to the full year effect of several headcount changes combined with higher levels of capitalized labor for the year ended December 31, 2017 as compared to the comparable period in 2016;

●
Increase in contractor fees and contract services of approximately $570,000;

●
Decrease in stock-based compensation of approximately $4,000; and

●
Increase in office related expense including communications, engineering tools and supplies, dues and subscriptions and travel of approximately $127,000.

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

Depreciation and Amortization

During the year ended December 31, 2017, depreciation and amortization expense decreased approximately $61,000 as compared to the corresponding period in 2016. During the year ended December 31, 2016, depreciation and amortization expense decreased approximately $35,000 as compared to the corresponding period in 2015. The relatively small amount of depreciation and amortization in both periods reflects the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the year ended December 31, 2017, we recognized interest income of $43,000 and interest expense of $634,000. For the year ended December 31, 2016, we recognized interest income of $3,000 and interest expense of $248,000. For the year ended December 31, 2015, we recognized interest income of $7,000 and interest expense of $454,000.

 Interest expense for the year ended December 31, 2017 contains the following components:

●
Approximately $11,000 of amortization expense of deferred financing fees related to the Lines of Credit;

●
Approximately $198,000 of amortization expense of recognized beneficial conversion feature related to the Lines of Credit borrowings; and

●
Approximately $425,000 related to coupon interest on our 8% Line of Credit borrowings.

Interest expense for the year ended December 31, 2016 contains the following components:

●
Approximately $48,000 of amortization expense of deferred financing fees related to the Lines of Credit;

●
Approximately $97,000 of amortization expense of recognized beneficial conversion feature related to the Lines of Credit borrowings; and

●
Approximately $102,000 related to coupon interest on our 8% Line of Credit borrowings.

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

Other Income

For the year ended December 31, 2017, we recognized other income of approximately $125,000 and other expense of $0. Other income for the year ended December 31, 2017 is comprised of approximately $75,000 from the write off of certain accrued expenses due the expiration of the legal statute of limitations on such liabilities. Other income also includes $50,000 from the sale of one of the Company’s non-utilized trademarks.

For the year ended December 31, 2016, we recognized other income of approximately $201,000 and other expense of $0. Other income for the year ended December 31, 2016 is comprised of approximately $201,000 from the write off of certain accrued expenses due the expiration of the legal statute of limitations on such liabilities.

For the year ended December 31, 2015, we recognized other income of approximately $145,000 and other expense of $0. Other income for the year ended December 31, 2015 is comprised of approximately $46,000 relating to the litigation settlement of certain patent infringement matters in favor of the Company and approximately $99,000 from the recovery of a previously written-off accounts receivable.

Income Tax Expense

During the year ended December 31, 2017, we recorded a net benefit of approximately $124,000 from income taxes, as compared to an expense of $21,000 for the year ended December 31, 2016, and expense of $22,000 for the year ended December 31, 2015.

During the years ended December 31, 2017 and 2016, our benefit for income taxes of $124,000 and tax expense of $21,000, respectively. The tax benefit reflects the reversal of a prior year accrual related to foreign taxes which expired due to the expiration of the statute of limitation on this foreign tax liability. The 2016 tax expense relates to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

We have incurred consolidated pre-tax losses during the years ended December 31, 2017, 2016 and 2015, and have incurred operating losses in all prior periods. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity, Capital Resources and Going Concern

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, including our Lines of Credit (defined below). Our principal uses of cash have included cash used in operations, product development and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of SaaS capabilities for existing products as well as general working capital and capital expenditure requirements. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

Reliance on Lines of Credit

In March 2013, the Company and Neal Goldman, a member of the Company’s Board of Directors (“Goldman”), entered into a line of credit (the “Goldman Line of Credit”), as amended, with available borrowings of up to $5.5 million, and a maturity date, as amended, of December 31, 2018. Pursuant to the terms and conditions of the Goldman Line of Credit, as amended, Goldman has the right to convert the outstanding principal amount due under the terms of the Goldman Line of Credit, plus any accrued but unpaid interest due thereunder, into shares of the Company’s Common Stock for $1.25 per share.

As consideration for the Goldman Line of Credit, as amended, Goldman was granted warrants to purchase an aggregate of 1,230,410 shares of the Company’s Common Stock (the “Line of Credit Warrants”). The Goldman Line of Credit Warrants have exercise prices ranging between $0.95 and $2.25 per share and 177,778 of these warrants expired unexercised.

The Company estimated the fair value of the Line of Credit Warrants using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk-free interest rate of 2.58%, a dividend yield of 0%, and volatility between 74% and 79%. The Company recorded the fair value of the Line of Credit Warrants as a deferred financing fee of approximately $580,000 to be amortized over the life of the Goldman Line of Credit.

During the years ended December 31, 2017 and 2016, the Company recorded an aggregate of approximately $11,000 and $48,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s consolidated statements of operations.

The Company has also entered into an unsecured line of credit with Charles Crocker, a member of the Company’s Board of Directors (“Crocker”),  which, as amended, provides for available borrowings of up to $500,000 (the “Crocker LOC”).  All amounts due under the terms of the Crocker LOC, as amended, are convertible into shares of the Company’s Common Stock for $1.25 per share.

As the amendments to the Goldman Line of Credit and the Crocker LOC ("Lines of Credit") resulted in an increase to the borrowing capacity of the Lines of Credit, the Company adjusted the amortization period of any remaining unamortized deferred costs and note discounts to the term of the new arrangement.

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Lines of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Lines of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. As a result of $2,650,000 in borrowings under the Lines of Credit during the year ended December 31, 2016, the Company recorded approximately $219,000 in debt discount attributable to the beneficial conversion feature during the year ended December 31, 2016. As a result of additional borrowings of $3,350,000 under the Lines of Credit during the year ended December 31, 2017, the Company recorded approximately $302,000 in debt discount attributable to the beneficial conversion feature during the year ended December 31, 2017. During the years ended December 31, 2017 and 2016, the Company accreted approximately $198,000 and $97,000, respectively, of debt discount as a component of interest expense.

The following table sets forth the Company’s activity under its Lines of Credit for the periods indicated:

Balance outstanding under Lines of Credit as of December 31, 2015	$—
Borrowing under Lines of Credit	2,650
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2016	$2,650
Borrowings under Lines of Credit	3,350
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2017	$6,000

We currently do not anticipate generating sufficient revenue and profit to repay these borrowings in full when due. Therefore, unless the holders of the Lines of Credit convert any outstanding balance into shares of Common Stock, we will need to seek an extension of the maturity date of the Lines of Credit on or before December 31, 2018. If we are unable to extend the maturity date of the Lines of Credit, we will be required to raise additional capital through debt and/or equity financing to continue operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financing or for an extension of the maturity date of the Lines of Credit.

Going Concern and Management's Plan

At December 31, 2017, we had a working capital deficit of approximately $415,000, compared to a working capital deficit of approximately $3.0 million at December 31, 2016. Our principal sources of liquidity at December 31, 2017 consisted of cash and cash equivalents of $7,317,000, compared to available borrowings under our Lines of Credit of $3,350,000, and approximately $1,586,000 of cash and cash equivalents at December 31, 2016.

Considering our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash may be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities was $8,703,000 during the year ended December 31, 2017 as compared to $7,911,000 during the year ended December 31, 2016 and $7,183,000 during the year ended December 31, 2015.  During the year ended December 31, 2017, net cash used in operating activities consisted of net loss of $10,069,000 and an increase in operating cash from changes in assets and liabilities of $195,000. We also incurred $1,171,000 in net non-cash costs including $1,151,000 in stock based compensation, $209,000 in debt issuance cost amortization and debt discount amortization, $15,000 in provision for losses on accounts receivable and $68,000 in depreciation and amortization offset by $272,000 of non-cash income primarily from the write-off of certain accrued expenses due to the expiration of the statute of limitations of $222,000 and $50,000 from the sale of one of the Company’s non-utilized trademarks. During the year ended December 31, 2017, we used cash of $282,000 from increases in current assets and generated cash of $477,000 through increases in current liabilities and deferred revenues, excluding debt.

During the year ended December 31, 2016, net cash used in operating activities consisted of net loss of $9,527,000 and an increase in operating cash from changes in assets and liabilities of $383,000. We also incurred $1,235,000 in net non-cash costs including $1,162,000 in stock-based compensation, $145,000 in debt issuance cost amortization and debt discount amortization, and $129,000 in depreciation and amortization offset by $200,000 of non-cash income primarily from the write-off of certain accrued expenses due to the expiration of the statute of limitations. During the year ended December 31, 2016, we generated cash of $35,000 from reductions in current assets and generated cash of $348,000 through increases in current liabilities and deferred revenues, excluding debt.

During the year ended December 31, 2015, net cash used in operating activities consisted of net loss of $8,534,000 and a decrease in operating cash from changes in assets and liabilities of $572,000. We also incurred $1,923,000 in net non-cash costs including $1,040,000 in stock-based compensation (which includes $80,000 in warrants modified in lieu of cash as compensation), $438,000 in debt issuance cost amortization and debt discount amortization, $281,000 related to the write down of capitalized labor inventory to net realizable value, and $164,000 in depreciation and amortization. During the year ended December 31, 2015, we generated cash of $523,000 from reductions in current assets and used cash of $1,095,000 through reductions in current liabilities and deferred revenues, excluding debt.

Investing Activities

Net cash provided by investing activities was $45,000 for the year ended December 31, 2017, $49,000 for the year ended December 31, 2016 and $87,000 for the year ended December 31, 2015. For the years ended December 31, 2017, 2016 and 2015, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of $5,000, $49,000 and $87,000, respectively. This level of equipment purchases resulted primarily from the replacement of older equipment. For the year ended December 31, 2017, we generated cash of $50,000 from the sale of one of our non-utilized trademarks.

Financing Activities

We generated cash of $14,495,000 from financing activities for the year ended December 31, 2017, as compared to $6,195,000 for the year ended December 31, 2016 and $10,337,000 for the year ended December 31, 2015. During the year ended December 31, 2017, we generated cash of $11,000,000 from the Series A Financing offset by $63,000 in offering costs, generated $3,350,000 from borrowings under the Lines of Credit and generated approximately $259,000 from the exercise of 369,004 options resulting in the issuance of 369,004 shares of Common Stock. We used cash of approximately $51,000 for the payment of dividends on our Series B Convertible Preferred Stock.

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

Debt

At December 31, 2017, we had approximately $5,774,000 in outstanding debt, net of unamortized debt discount of approximately $226,000 and in addition we owed approximately $527,000 in related accrued interest.

   Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2017 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,770	$607	$847	$316	$—
Advances (including accrued interest of approximately $527,000) under related party lines of credit	$6,527	6,527	—	—	—
Total	$8,297	$7,134	$847	$316	$—

   Real Property Leases

Our corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility is leased through October 2018 at a cost of approximately $30,000 per month. In addition to our corporate headquarters, we also occupied and leased the following spaces at December 31, 2017:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. This lease was renewed in April 2016 for a five-year period ending on March 31, 2021. Renewal terms were substantially unchanged from the existing lease;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $21,000 per month until the expiration of the lease on December 31, 2021. This lease was renewed in September 2017, resulting in an additional 1,675 feet, an increase from approximately $18,000 to approximately $21,000 per month and the extension of the term from October 2018 to December 2021; and

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2018.

Stock-based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$19	$20	$15
General and administrative	655	714	618
Sales and marketing	220	224	171
Research and development	200	204	156

Total	$1,094	$1,162	$960

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies, which are adopted by us as of the specified effective date. Unless otherwise discussed, the Company’s management believes the impact of recently issued standards not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. See Note 2 to these consolidated financial statements for a detailed discussion of recently issued accounting pronouncements.

Impact of Inflation

The primary inflationary factor affecting our operations is labor costs, and we do not believe that inflation has materially affected earnings during the past four years. Substantial increases in costs and expenses, particularly labor and operating expenses, could have a significant impact on our operating results to the extent that such increases cannot be passed along to customers and end users.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business extends to countries outside the United States, and we intend to continue to expand our foreign operations. As a result, our revenues and results of operations are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

We had approximately $76,000 and $80,000 in revenue from sources outside the United States for the years ended December 31, 2017 and 2016, respectively. We made payments in foreign currencies to fund our foreign operations of approximately $889,000 and $958,000 for the years ended December 31, 2017 and 2016, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

The Board of Directors and executive officers consist of the persons named in the table below. Each director serves for a one-year term, until his or her successor is elected and qualified, or until earlier resignation or removal. Our bylaws provide that the number of directors shall not be less than four, but no more than ten. The directors and executive officers are as follows:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	64	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	65	Senior Vice President of Administration, Chief Financial Officer, Secretary and Treasurer
Mr. David Harding	48	Senior Vice President, Chief Technical Officer
Mr. Robert Brown	56	Vice President, Sales and Business Development
Mr. David Somerville	57	Senior Vice President, Sales and Marketing
Mr. David Carey	73	Director
Mr. Guy Steve Hamm	70	Director
Mr. David Loesch	73	Director
Mr. John Cronin	63	Director
Mr. Neal Goldman	73	Director
Mr. Charles Crocker	79	Director
Mr. Dana W. Kammersgard	62	Director
Mr. Charles Frischer	51	Director
Mr. Robert T. Clutterbuck	67	Director

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

David Harding. Mr. Harding has served as our Sr. Vice President and Chief Technology Officer since January 2006. Mr. Harding has more than 25 years of technology implementation and management experience, is responsible for strategic design, technology infrastructure and core strategy from concept through delivery. Before joining us, Mr. Harding was the Chief Technology Officer at IC Solutions, Inc., where he was responsible for all technology departments including the development and management of software development, IT and quality assurance, as well as their respective hardware, software and human resource budgets from 2001 to 2003. He was the Chief Technology Officer at Thirsty.com from 1999 to 2000, the Chief Technology Officer at Fulcrum Point Technologies, Inc., from 1996 to 1999, and consultant to Access360, which is now part of IBM/Tivoli, from 1995 to 1996.

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

David Somerville has served as our Senior Vice President of Sales and Marketing since January 2018. Mr. Somerville has spent over 20 years working in executive, consulting, and advisory board positions for public and private companies, supporting the world’s major service providers, enterprises, and government agencies. Mr. Somerville leads our Sales and Marketing efforts and is responsible for bringing our industry leading, patented biometric platforms to mobile and desktop users around the globe via strategic partnerships and direct sales. Prior to joining the Company, Mr. Somerville held senior executive sales and business development positions at leading companies in the cybersecurity industry, including Norse Networks Inc. from January 2017 to January 2018, Fortscale Inc. from March 2016 to January 2017, Norse Corporation Inc. from September 2014 to February 2016, Cloudmark Inc. (now Proofpoint Inc.) from 2005 to March 2014, and Network Equipment Technologies, where he has consistently achieved global market leadership positions in the service provider, enterprise, and government markets. From April 2014 to September 2014, he served as the Principal at David Somerville Consulting. Mr. Somerville holds a Bachelor of Science degree in communications and electronic engineering with a minor in business studies from Edinburgh Napier University, Scotland.

David Carey was appointed to the Board in February 2006. Mr. Carey is a former Executive Director of the Central Intelligence Agency. Mr. Carey briefly served on the Board of Cyberby, Inc., a public company, resigning in October 2015 and currently is the Chairman of Proxy Boards for Leonard DRS Technologies and OnPoint Consulting. In addition, heis a member of the Proxy Board for Informatica Federal Operations, Inc. as well as the Board of Trimpan, Inc. Mr. Carey also serves on a number of Advisory Boards. In addition, Mr. Carey consults with companies both independently and as an affiliate of the Command Consulting Group. From April 2005 to August of 2008, Mr. Carey served as Executive Director for Blackbird Technologies, which provides state-of-the-art IT security expertise, where he assisted the company with business development and strategic planning. Prior to joining Blackbird Technologies, Mr. Carey was Vice President, Information Assurance for Oracle Corporation from September 2001 to April 2005. In addition, Mr. Carey worked for the CIA for 32 years until 2001. During his career at the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer, or No. 3 person in the agency, from 1997 to 2001. Before assuming that position, Mr. Carey was Director of the DCI Crime and Narcotics Center, the Director of the Office of Near Eastern and South Asian Analysis, and Deputy Director of the Office of Global Issues. Mr. Carey is a graduate of Cornell University and the University of Delaware.

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

Guy Steve Hamm was appointed to the Board in October 2004. Mr. Hamm served as CFO of Aspen Holding, a privately held insurance provider, from December 2005 to February 2007. In 2003, Mr. Hamm retired from PricewaterhouseCoopers, where he was a national partner-in-charge of middle market. Mr. Hamm was instrumental in growing the Audit Business Advisory Services (“ABAS”) Middle Market practice at PricewaterhouseCoopers, where he was responsible for $300 million in revenue and more than 100 partners. Mr. Hamm is a graduate of San Diego State University.

The Nominating and Corporate Governance Committee believes that Mr. Hamm’s experience in public accounting, together with his management experience as a Chief Financial Officer, provide the Audit Committee of the Board with the expertise needed to oversee the Company’s finance and accounting professionals, and the Company’s independent public accountants.

David Loesch was appointed to the Board in September 2001 after 29 years of service as a Special Agent with the Federal Bureau of Investigations (“FBI”). At the time of his retirement from the FBI, Mr. Loesch was the Assistant Director in Charge of the Criminal Justice Information Services Division of the FBI. Mr. Loesch was awarded the Presidential Rank Award for Meritorious Executive in 1998 and has served on the board of directors of the Special Agents Mutual Benefit Association since 1996. He is also a member of the International Association of Chiefs of Police and the Society of Former Special Agents of the FBI, Inc. In 1999, Mr. Loesch was appointed by former Attorney General Janet Reno to serve as one of 15 original members of the Compact Council, an organization charged with promulgating rules and procedures governing the use and exchange of criminal history records for non-criminal justice use. Mr. Loesch served in the United States Army as an Officer with the 101st Airborne Division in Vietnam. He holds a Bachelor’s degree from Canisius College and a Master’s degree in Criminal Justice from George Washington University. Mr. Loesch continues to work as a private consultant on criminal justice information sharing and the use of biometrics to help identify criminals and individuals of special concern.

The Nominating and Corporate Governance Committee believes that Mr. Loesch’s extensive service as a Special Agent with the FBI, together with his knowledge of security issues relevant to the Company’s products and markets, provides the Company and the Board of Directors with relevant input regarding the industries in which the Company competes, and the markets served by the Company.

John Cronin was appointed to the Board in February 2012. Mr. Cronin is currently Managing Director and Chairman of ipCapital Group, Inc. (“ipCG”), an intellectual property consulting firm Mr. Cronin founded in 1998. During his time with ipCG, Mr. Cronin created both a unique ipCapital System(R) Methodology for consulting, as well as a world-class licensing and transaction process, and worked with over 700 companies, including more than 10% of the Fortune 500. Prior to forming ipCG, Mr. Cronin spent over 17 years at IBM and became its top inventor with over 100 patents and 150 patent publications. He created and ran the IBM Patent Factory, which was essential in helping IBM become number one in US patents, and the team that contributed to the startup and success of IBM’s licensing program. Additionally, Mr. Cronin serves as a member of the Board of Directors at Vermont Electric Power Company (“VELCO”), Armor Designs, Inc., Document Security Systems, and Primal Fusion, Inc., and GraphOn and as a member of the advisory board for innoPad, Inc. He holds a B.S. and a M.S.in electrical engineering, and a B.A. degree in Psychology from the University of Vermont.

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

Neal Goldman was appointed to the Board in August 2012. Mr. Goldman is currently president, chief compliance officer and a director of Goldman Capital Management, Inc., an employee owned investment advisor that he founded in 1985. Additionally, Mr. Goldman is Chairman of Charles and Colvard, LTD, a specialty jewelry company. Mr. Goldman also served as a member of the Board of Directors and Compensation Committee for Blyth, Inc., a New York Stock Exchange-listed designer and marketer of home decorative and fragrance products.

Mr. Goldman is the Company’s largest shareholder and has significant investment experience.  As a result, the Nominating and Corporate Governance Committee believes that Mr. Goldman can provide valuable guidance to the Board of Directors as it seeks to build shareholder value.

Charles Crocker was appointed to the Board in September 2012. Mr. Crocker currently serves as Chairman and CEO of Crocker Capital, a private investment company. Mr. Crocker also serves as a director of Teledyne Technologies, Inc. (NYSE:TDY), Bailard, Inc. and Mercator MedSystems. Beyond his corporate duties, Mr. Crocker serves as a Trustee of the Mary A. Crocker Trust, the Cypress Lawn Cemetery Association and the Fine Arts Museums Foundation of San Francisco. Mr. Crocker received his B.S. degree from Stanford University and M.B.A. from the University of California, Berkley.

The Nominating and Corporate Governance Committee believes that Mr. Crocker’s significant experience serving on boards of directors, together with his investment experience, assists the Company’s Board of Directors in its deliberations and contributes to the governance of the Board.

Dana Kammersgard was appointed to the Board in May of 2016. Mr. Kammersgard is currently the Executive Vice President, Cloud Systems and Solutions for Seagate Technology, where he is responsible for all storage systems related products and strategies. Prior to joining Seagate Systems in 2015, he served as the President, CEO and a director of Dot Hill System Corp. (“Dot Hill”) since March 2006. He served as President of Dot Hill from August 2004 to March 2006. From August 1999 to August 2004, Mr. Kammersgard served as Dot Hill’s Chief Technical Officer. Mr. Kammersgard was a founder of Artecon, where he served as a director from its inception in 1984 until the company’s merger with Box Hill Systems Corp. in August 1999. At Artecon, Mr. Kammersgard served in various positions, including Secretary and Senior Vice President of Engineering from March 1998 until August 1999, and as Vice President of Sales and Marketing from March 1997 until March 1998. Prior to cofounding Artecon, Mr. Kammersgard was the Director of Software Development at Calma, a division of General Electric Company. Mr. Kammersgard holds a B.A. in chemistry from the University of California, San Diego.

The Nominating and Corporate Governance Committee believes that Mr. Kammersgard’s engineering and technical experience, coupled with his senior executive management experience with technology companies, is valuable to the Company’s Board of Directors and senior management given the technical issues and marketing challenges facing the Company.

Charles Frischer was appointed to the Board in September of 2017. Mr. Frischer currently works as self-employed private investor, a role he has occupied since 2009, and serves as General Partner of LF Partners, LLC. Previously, he served as a Principal at Zephyr Management, L.P. from 2005 to 2008. Prior to that, he served as a Senior Vice President at Capri Capital, where he originated commercial loans, from 1995 to 2005, and as General Manager of Ericson Memorial Studios from 1993 to 1994. Mr. Frischer holds a B.A. from Cornell University.

The Nominating and Corporate Governance Committee believes that Mr. Frischer’s background with capital markets and public companies is valuable to the Company’s Board of Directors and senior management.

Robert T. Clutterbuck was appointed to the Board as a Series A Director in September of 2017. Mr. Clutterbuck is the Founder, and has served as the Managing Director and Portfolio Manager at Clutterbuck Capital Management LLC, since 2006. Mr. Clutterbuck gained more than 30 years of experience at McDonald & Company Investments, Inc., where he specialized in advising affluent clients, professionals and corporate executives on investment management, financial planning, estate preservation and wealth transfer strategies. During his time at McDonald & Company, Mr. Clutterbuck served as Chairman and Chief Executive Partner of Key Capital Partners, and as Chief Executive Officer of McDonald Investments Inc. from 2000 to 2002. Prior to 2000, Mr. Clutterbuck served in several senior management positions within McDonald Investments Inc., including as Chief Financial Officer and Executive Managing Director of McDonald & Co. Securities, Inc., as Treasurer of McDonald & Co. Investments, Inc., and as President and Chief Operating Officer of McDonald & Co. Securities, Inc. Currently, Mr. Clutterbuck serves as an Independent Director of Westmoreland Resources GP, LLC (NYSE: WMLP), a position he has held since January 6, 2015. Mr. Clutterbuck holds a B.A. from Ohio Wesleyan University and an M.B.A from the University of Pennsylvania Wharton School of Business.

The Nominating and Corporate Governance Committee believes that Mr. Clutterbuck’s background with capital markets and public companies is valuable to the Company’s Board of Directors and senior management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements were complied with in a timely manner.

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

Director Independence

Our Board of Directors has determined that all of its members, other than Mr. Miller, who serves as the Company’s Chief Executive Officer, and Mr. Goldman, who beneficially owns approximately 40.8% of the Company’s common stock, are “independent” within the meaning of the NASDAQ Stock Market Rules and SEC rules regarding independence.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Chairman), Carey and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert, as currently defined under current SEC rules. The Audit Committee met 4 times during the year ended December 31, 2017.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable NASDAQ Stock Market Rules and SEC rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans. The Compensation Committee currently consists of Messrs. Carey (Chairman), Cronin and Goldman, each of whom is a non-management member of our Board of Directors. The Compensation Committee met 4 times during the year ended December 31, 2017. Although Messrs. Carey and Cronin meet the criteria for independence under the applicable NASDAQ Stock Market Rules and SEC rules and regulations, Mr. Goldman is not considered independent under such requirements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the nonemployee members of the Board. The Nominating and Corporate Governance Committee met 4 times during the year ended December 31, 2017.

Indemnification of Officers and Directors

To the extent permitted by Delaware law, the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

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

 The compensation received by our named executive officers in fiscal year 2017 is set forth in the Summary Compensation Table, below. For 2017, the named executive officers included: (i) S. James Miller, Jr., Chairman of the Board of Directors and Chief Executive Officer; (ii) Wayne Wetherell, Senior Vice President, Chief Financial Officer, Secretary and Treasurer; (iii) David Harding, Senior Vice-President and Chief Technical Officer; and (iv) Robert Brown, Vice President, Sales and Business Development. David Somerville was appointed as an executive officer of the Company on January 8, 2018, after the end of the 2017 fiscal year, and thus is not included in the Summary Compensation Table, below.

Compensation Philosophy

 In general, our executive compensation policies are designed to recruit, retain and motivate qualified executives by providing them with a competitive total compensation package based in large part on the executive’s contribution to our financial and operational success, the executive’s personal performance and increases in stockholder value as measured by the price of our common stock. We believe that the total compensation paid to our executives should be fair, reasonable and competitive.

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

Role of Executive Officers in Compensation Decisions

The Compensation Committee considers action on executive compensation annually. They discuss their proposed actions with the Chief Executive Officer and make recommendations for any changes to the Company’s Board of Directors. Only the Compensation Committee and the Board of Directors are authorized to approve the compensation for any named executive officer. Because our CEO is also a member of our Board of Directors, he does not participate in any conversation or approvals related to his compensation. Compensation of new executives is based on hiring negotiations between the individuals and our CEO and/or Compensation Committee.

Elements of Compensation

 Consistent with our compensation philosophy and objectives, we offer executive compensation packages consisting of the following three components:

●
base salary;

●
annual incentive compensation (in the form of bonuses or otherwise); and

●
equity awards pursuant to the terms and conditions of our 1999 Stock Award Plan (the “1999 Plan”).

 In each fiscal year, the Compensation Committee determines the amount and relative weighting of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. For 2017, we had no incentive bonus programs.

We also have issued stock options focusing the recipients on the achievement of certain short- and longer-term goals and objectives. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and the vesting schedules align our employees’ interests even more closely with those of our investors.

Base Salary

  Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. Therefore, we target executive base salary at the median level of the compensation guidelines that have been approved by the Compensation Committee. In addition, the Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2017. In 2017, there were no changes to the base salaries paid to our named executive officers except for the contractually specified cost of living adjustments.

Annual Incentive Compensation

The Compensation Committee has not adopted an executive bonus plan for 2018.

Equity Awards

Although we do not have a mandated policy regarding the ownership of shares of common stock by officers and directors, we believe that granting equity awards to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our 1999 Plan enables us to grant equity awards, as well as other types of stock-based compensation, to our executive officers and other employees. Under authority delegated to it by the board of directors, the Compensation Committee reviews and approves all equity awards granted to named executive officers under the 1999 Plan. Typically, the options granted upon the executive’s hire vest over three years with a third vesting on the one-year anniversary, and the remainder vesting quarterly over the next eight quarters. The options granted to executives in connection with an annual performance review typically begin vesting on the one-year anniversary of the grant date, and vest ratably over the following eight quarters. Our general policy is to grant the options with an exercise price equal to fair market value, which currently is the closing price of our Common Stock, as reported by the OTCQB, on the grant date.

We intend to grant equity awards to achieve retention and motivation:

●
upon the hiring of key executives and other personnel;

●
annually, when we review progress against corporate and personal goals; and

●
when we believe that competitive forces or economic conditions threaten to cause our key executives to lose their motivation and/or where retention of these key executives is in jeopardy.

With the Compensation Committee’s approval, we grant options to purchase shares of Common Stock when we initially hire executives and other employees, as a long-term performance incentive. The Compensation Committee has determined the size of the initial option grants to newly hired executives with reference to existing guidelines and hiring negotiations with the individual, in addition to other relevant information regarding the size and type of compensation package considered necessary to enable us to recruit, retain and motivate the executive.

Historically, no employee was eligible for an annual performance grant until the employee had worked for us for at least sixty days. The Compensation Committee reviews the CEO’s and other executives’ performance and determines whether they should be granted an option to purchase additional shares. Aside from stock award grants in connection with annual performance reviews, we do not have a policy of granting additional awards to executives and, consequently, the Board of Directors and the Compensation Committee has not adopted a policy with respect to granting awards in coordination with the release of material non-public information.

In determining the size of equity awards the Compensation Committee takes into account the executive’s current position with and responsibilities to us.

Only the Board of Directors or the Compensation Committee may approve options or other equity-based compensation to our executives. However, the Board of Directors has authorized the CEO to approve option grants to non-executive employees. All such grants must be consistent with equity incentive guidelines approved by the Compensation Committee. The exercise price for such grants must be equal to the most recent closing price of a share of the Common Stock as reported by the OTCQB on the date of grant.

Going forward, we intend to continue to evaluate and consider equity grants to our executives on an annual basis. We expect to consider potential equity awards for executives at the same time as we annually review our employees’ performance and determine whether to award grants for all employees.

Accounting and Tax Considerations

 Our Compensation Committee has reviewed the impact of tax and accounting treatment on the various components of our executive compensation program. Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to publicly held companies for compensation paid to “covered” executive officers, to the extent that compensation paid to such an officer exceeds $1.0 million during the taxable year. We endeavor to award compensation that will be deductible for income tax purposes, though other factors will also be considered. Our Compensation Committee may authorize compensation payments that do not comply with the exemptions to Section 162(m) when we believe that such payments are appropriate to attract and retain executive talent.

Say-on-Pay

Our stockholders have not yet had the opportunity to provide feedback on our executive compensation through an advisory vote, as we have not held an annual meeting of stockholders since 2011, at which time we were not required to hold a “Say-on-Pay” vote as we followed the disclosure guidelines of a Smaller Reporting Company.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2017, the members of our Compensation Committee were, and currently are, David Carey (Chairman), John Cronin and Neal Goldman. None of the current or past members of our Compensation Committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or director of any entity that has one or more executive officers serving on our Compensation Committee or our Board of Directors.

COMPENSATION COMMITTEE REPORT

 The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2017. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Compensation Committee of the Board of Directors:
David Carey (Chairman) John Cronin Neal Goldman

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2017, 2016 and 2015 to our Chief Executive Officer and each of our four most highly compensated executive officers who were serving as executive officers at December 31, 2017, 2016 and 2015, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)(2)	All Other Compensation		Total

S. James Miller, Jr.	2017	$380,076	$-	$174,125	$19,913	(3)	$574,114
Chairman of the Board and Chief Executive Officer	2016	$368,938	$-	$174,185	$19,816		$562,939
	2015	$370,284	$-	$184,850	$21,551		$576,685

Wayne G. Wetherell	2017	$211,319	$-	$57,467	$11,715	(4)	$280,501
Senior Vice President Chief Financial Officer,	2016	$207,333	$-	$48,676	$11,787		$267,796
Secretary, and Treasurer	2015	$211,320	$-	$92,425	$13,714		$317,459

David Harding	2017	$280,288	$-	$163,885	4,788	(5)	$448,961
Vice President and Chief Technical Officer	2016	$242,955	$-	$150,807	$4,105		$397,867
	2015	$234,400	$-	$154,041	$3,768		$392,209

Robert Brown (7)	2017	$208,943	$-	$176,133	1,531	(6)	$386,607
Vice President Sales and Business Development	2016	$187,292	$-	$161,843	$1,301		$350,436
	2015	$97,500	$-	$466,042	$253		$563,795

(1)	All option awards were granted under the 1999 Plan.

(2)
The amounts presented in this column do not reflect the cash value or realizable value of option grants to the named executive officers during the year ended December 31, 2017. During the year ended December 31, 2017, no named executive officer exercised an option and therefore no value was realized during the reporting period. The amounts reflect the grant date fair value of the options awarded in the fiscal year ended December 31, 2017, 2016 and 2015 respectively, in accordance with the provisions of FASB ASC Topic 718. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations range from 58% to 103%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2017, 2016 and 2015 was 5.9 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2017, 2016 and 2015 was 2.6%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)	This amount includes premiums on life insurance and disability insurance of $9,113 and matching 401(k) contributions of $10,800.

(4)	This amount includes premiums on life insurance and disability insurance of $3,077 and matching 401(k) contributions of $8,638.

(5)	This amount includes premiums in life insurance and disability insurance of $2,888 and matching 401(k) contributions of $1,900.

(6)	This amount includes premiums on life insurance and disability insurance of $1,531.

(7)	Mr. Brown joined the Company in June 2015.

Grants of Plan Based Awards

There were no grants of plan-based awards in 2017 to any named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2017:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
S. James Miller, Jr.	100,000	—	$0.20	1/27/2019	—	$—
	183,000	—	$0.73	1/29/2020	—	$—
	225,000	—	$1.11	3/10/2021	—	$—
	450,000	—	$0.92	2/2/2022	—	$—
	100,000	—	$0.93	2/8/2023	—	$—
	100,000	—	$1.93	10/29/2023	—	$—
	50,000	-	$2.29	12/15/2024	—	$—
	112,500	37,500	$1.73	9/14/2025	—	$—
	125,000	175,000	$1.37	9/20/2026	—	$—

Wayne G. Wetherell	60,000	—	$0.20	1/27/2019	—	$—
	60,000	—	$0.73	1/29/2020	—	$—
	100,000	—	$0.92	2/2/2022	—	$—
	10,000	—	$1.93	10/29/2023	—	$—
	10,000	-	$2.29	12/15/2024	—	$—
	56,250	18,750	$1.73	9/14/2025	—	$—
	31,250	43,750	$1.37	9/20/2026	—	$—

David Harding	50,000	—	$0.20	1/27/2019	—	$—
	80,000	—	$0.73	1/29/2020	—	$—
	325,000	—	$0.92	2/2/2022	—	$—
	100,000	—	$.93	2/8/2023	—	$—
	75,000	—	$1.93	10/29/2023	—	$—
	50,000	-	$2.29	12/15/2024	—	$—
	93,752	31,248	$1.73	9/14/2025	—	$—
	125,000	175,000	$1.37	9/20/2026	—	$—

Robert Brown	225,000	75,000	$1.70	7/16/2025	—	$—
	56,250	18,750	$1.73	9/14/2025	—	$—
	31,250	43,750	$1.37	9/20/2026	—	$—

Employment Agreements

S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller pursuant to which Mr. Miller serves as President and Chief Executive Officer, which agreement is currently set to expire on December 31, 2018. Historically, Mr. Miller’s employment agreement has been amended annually to extend the expiration date. The agreement provides for annual base compensation in the amount of $291,048, which amount, as a result of cost-of-living adjustments, has increased to $376,456. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

Wayne Wetherell. On October 1, 2005, we entered into an employment agreement with Mr. Wetherell pursuant to which Mr. Wetherell will serve as our Chief Financial Officer, which, as amended, terminated on December 31, 2017.  Mr. Wetherell is paid a semi-monthly base salary of $8.369.

David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement was originally for a two-year term, ending on May 21, 2009; however, the agreement has been amended to extend the expiration date to December 31, 2018. Under the terms of the agreement, Mr. Harding is paid a semi-monthly base salary of $11,458, and is entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months base salary; and continuation of Mr. Harding’s medical and disability insurance for a period of six months. In the event that Mr. Harding’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Harding is entitled to the severance benefits described above, except that 100% of Mr. Harding’s outstanding stock options and restricted stock awards will immediately vest.

For purposes of the above-referenced agreements, termination for “cause” means the executive’s commission of a criminal act or an act of fraud, embezzlement, breach of trust or other act of gross misconduct; violations of policies or rules of the Company; refusal to follow the direction given by the Company from time to time or breach of any covenant or obligation under the above-referenced agreements or other agreements with the Company; neglect of duty; misappropriation, concealment, or conversion of any money or property of the Company; intentional damage or destruction of property of the Company; reckless conduct which endangers the safety of other persons or property during the course of employment or while on premises leased or owned by the Company; or a breach of any obligation or requirement set forth in the above-referenced agreements. A “change in control” as used in these agreements generally means the occurrence of any of the following events: (i) the acquisition by any person or group of 50% or more of our outstanding voting stock; (ii) the consummation of a merger, consolidation, reorganization, or similar transaction other than a transaction: (1) in which substantially all of the holders of our voting stock hold or receive directly or indirectly 50% or more of the voting stock of the resulting entity or a parent company thereof, in substantially the same proportions as their ownership of the Company immediately prior to the transaction, or (2) in which the holders of our capital stock immediately before such transaction will, immediately after such transaction, hold as a group on a fully diluted basis the ability to elect at least a majority of the directors of the surviving corporation (or a parent company); (iii)  there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of us and our Subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of us and our Subsidiaries to an entity, 50% or more of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or (iv)  individuals who, on the date the applicable agreement was adopted by the Board, are Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Directors; provided, however, that if the appointment or election (or nomination for election) of any new Director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of the applicable agreement, be considered as a member of the Incumbent Board.

Securities Authorized for Issuance Under Equity Compensation Plans

 The following table provides information as of December 31, 2017 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Award Plan, as amended and restated	6,093,512	$1.23	100,265

Total	6,093,512	$1.23	100,265

Description of Equity Compensation Plans

1999 Stock Option Plan

The 1999 Stock Option Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. Since then, a majority of the Company’s shareholders subsequently approved an amendment to and restatement of the 1999 Plan to increase the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K under the Securities Act of 1933, as amended, we are providing the following information regarding the ratio of the annual total compensation of Mr. Miller, our Chief Executive Officer compared to the median annual total compensation of our other employees. We consider the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with Item 402(u) of Regulation S-K.

We determined our median employee based on our year-to-date compensation from our Payroll Register for the period ending December 31, 2017. The employee base included all 63 of our employees in the United States and Canada. In determining annual compensation for our Canadian employees, we used a currency conversion rate of 1 CAD to 0.77940 USD. After we calculated the annual compensation for all of our employees excepting Mr. Miller, we sorted the list of employees by their total compensation and chose the median number.

The annual total compensation of our median employee (other than Mr. Miller) for the period ending December 31, 2017 was $90,939.03. Mr. Miller’s annual total compensation for the same period was $574,114.

Based on the foregoing, our estimate of the ratio of the annual total compensation of the Chief Executive Officer to the median of the annual compensation for all other employees was 6.3 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

Each of our non-employee directors receives equity compensation in the form of stock options that vest monthly during the year of service for serving on the Board of Directors. Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Chairman and $208 for the remaining members of the Audit Committee. Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Chairman and $208 for the remaining members of the Compensation Committee. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2017 the total amounts of compensation to non-employee directors (excluding reimbursable expenses) was approximately $426,281, which amount was paid $20,500 in cash with the remainder paid in Stock Options of the Company.

Each of our non-employee directors is also eligible to receive stock option grants under the 1999 Plan. Options granted under the 1999 Plan are intended by us not to qualify as incentive stock options under the Code.

The term of options granted under the 1999 Plan is ten years. In the event of a merger of us with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving us, an equivalent option will be substituted by the successor corporation; provided, however, that we may cancel outstanding options upon consummation of the transaction by giving at least thirty (30) days’ notice.

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2017, other than a director who also served as an executive officer:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($) (1)		All Other Compensation ($)		Total ($)
Guy Steve Hamm	$5,500		$—		$61,757		$—		$67,257

David Carey	$7,500		$—		$61,757		$—		$69,257

David Loesch	$2,500		$—		$61,757		$—		$64,257

John Cronin	$2,500		$—		$61,757		$—		$64,257

Neal Goldman	$2,500		$—		$61,757		$—		$64,257

Charles Crocker	$—		$—		$61,757		$—		$61,757

Dana Kammersgard	$—		$—		$35,239		$—		$35,239

Mr. Charles Frischer	$—	$		$		$		$

Mr. Robert T. Clutterbuck	$—	$		$		$		$

(1)
The amounts reflect the grant date fair value of options recognized as compensation in 2017, in accordance with the provisions of FASB ASC Topic 718, and thus may include amounts from awards granted prior to 2017. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 15, 2018, we had three classes of voting stock outstanding: (i) Common Stock; (ii) our Series A Preferred; and (iii) our Series B Preferred. The following tables sets forth information regarding shares of Series A Preferred, Series B Preferred and Common Stock beneficially owned as of March 15, 2018 by:

(i)
Each of our officers and directors;
(ii)
All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock, Series A Preferred and Series B Preferred. Percent ownership is calculated based on 31,021 shares of Series A Preferred, 239,400 shares of Series B Preferred and 94,167,836 shares Common Stock outstanding at December 31, 2017.

 Unless otherwise noted, the addresses of the individuals listed below are 10815 Rancho Bernardo Road, Suite 310, San Diego, California 92127.

Beneficial Ownership of Series A Preferred
Name, Address and Title (if applicable)	Series A Convertible Preferred Stock (2)	% Ownership of Class (2)

Directors and Named Executive Officers: (1)

S. James Miller, Jr., Chairman, Chief Executive Officer	100	*
Neal Goldman, Director	3,133	10.1%
Robert T. ClutterBuck, Director	2,148	6.9%
Charles Frischer, Director	3,105	10.0%
Wayne Wetherell, SVP of Administration, Chief Financial Officer, Secretary	25	*

Total beneficial ownership of directors and officers as a group (13 persons):	8,511	27.4%
5% Stockholders:
CF Special Situation Fund I, LP	5,605	18.1%
CAP 1 LLC	3,000	6.1%

* less than 1%

(1) (2)
Each of the Company’s officers and directors who do not hold shares of Series A Preferred were excluded from this table.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series B Preferred
Name, Address and Title (if applicable) (1)	Series B Convertible Preferred Stock (2)	% Ownership of Class (2)
Darrelyn Carpenter	28,000	12%
Frederick C. Orton	20,000	8%
Howard Harrison	20,000	8%
Wesley Hampton	16,000	7%

(1)	Each of the Company’s officers and directors who do not hold shares of Series A Preferred were excluded from this table.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Common Stock

Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers (3):

S. James Miller, Jr., Chairman, Chief Executive Officer (4)	2,415,530	2.5%
David Carey Director (5)	232,522	*
G. Steve Hamm, Director (6)	232,608	*
David Loesch, Director (7)	260,730	*
Neal Goldman, Director (8)	41,355,978	40.8%
John Cronin, Director (9)	193,022	*
Charles Crocker, Director (10)	1,068,022	1.1%
Dana W. Kammersgard (11)	175,838	*
Robert T. ClutterBuck, Director (12)	2,204,924	2.3%
Charles Frischer, Director (13)	2,978,509	3.1%
Wayne Wetherell, SVP of Administration, Chief Financial Officer, Secretary (14)	658,411	*
David Harding, Chief Technical Officer (15)	1,039,168	1.1%
Robert Brown, Vice President, Sales and Business Development (16)	312,500	*

Total beneficial ownership of directors and officers as a group (13 persons):	53,127,762	48.0%

* less than 1%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof, or which will not become vested or exercisable within 60 days of March 15, 2018.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 94,229,505 shares of Common Stock outstanding as of March 15, 2018. Options that are presently exercisable or exercisable within 60 days of March 15, 2018 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)	As of March 15, Mr. Somerville did not beneficially own any shares of Company Common Stock, and has thus been excluded from this table.

(4)
Includes 75,201 shares held jointly with spouse, 1,483,000 shares issuable upon exercise of stock options, each exercisable within 60 days of March 15, 2018, and 86,957 shares issuable upon the conversion of Series A Preferred.

(5)	Includes 130,836 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018.

(6)	Includes 133,336 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018.

(7)	Includes 130,836 shares issuable upon exercise of stock options, each exercisable within 60 days of March 15, 2018.

(8)
Includes 2,724,348 shares issuable upon the conversion of Series A Preferred and 103,336 shares issuable upon exercise of stock options, each exercisable within 60 days of March 15, 2018, and 4,400,000 shares issuable upon the conversion of Convertible Notes. Mr. Goldman exercises sole voting and dispositive power over 38,208,278 shares, and shared voting and dispositive power over 3,147,700 reported shares, of which 3,000,000 shares are owned by the Goldman Family 2012 GST Trust and 147,700 shares are owed by The Neal and Marlene Goldman Foundation.

(9)	Includes 153,336 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018.

(10)	Includes 153,336 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018and 400,000 shares issuable upon the conversion of Convertible Notes.

(11)	Includes 90,338 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018.

(12)	Includes 1,867,826 shares issuable upon the conversion of Series A Preferred and 19,000 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018.

(13)	Includes 2,700,000 shares issuable upon the conversion of Series A Preferred and 19,000 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018.

(14)	Includes 21,739 shares issuable upon the conversion of Series A Preferred and 340,000 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018.

(15)	Includes 934,168 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018.

(16)	Includes 312,500 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Convertible Notes

On November 14, 2008, the Company entered into a series of convertible promissory notes (the “Related-Party Convertible Notes”), aggregating $110,000 with certain officers and members of the Company’s Board of Directors, including S. James Miller, the Company’s Chief Executive Officer and Chairman. The Related-Party Convertible Notes bear interest at 7.0% per annum and were originally due February 14, 2009. In conjunction with the original issuance of the Related-Party Convertible Notes in 2008, the Company issued an aggregate of 149,996 warrants to the note holders to purchase shares of Common Stock of the Company. The warrants have an exercise price $0.50 per share and may be exercised at any time from November 14, 2008 until November 14, 2013. No warrants to purchase shares of Common Stock were outstanding and exercisable as of December 31, 2017, and no warrants were issued and outstanding as of December 31, 2017.

The Company did not repay the Related-Party Convertible Notes on the due date. In August 2009, the Company received from the Related-Party Convertible Note holders a waiver of default and extension to January 31, 2010 of the maturity date of the Related-Party Convertible Notes. As consideration for the waiver and note extension, the Company issued to the Related-Party Convertible Note holders an aggregate of 150,000 warrants to purchase shares of the Company’s Common Stock. The warrants have an exercise price of $0.50 per share and expire on August 25, 2014, of which no warrants to purchase shares of Common Stock were outstanding and exercisable as of December 31, 201.

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

Lines of Credit

In March 2013, the Company and Neal Goldman, a member of the Company’s Board of Directors (“Goldman”), entered into a line of credit (the “Goldman Line of Credit”) with available borrowings of up to $2.5 million. In March 2014, the Goldman Line of Credit’s borrowing was increased to an aggregate total of $3.5 million (the “Amendment”). Pursuant to the terms and conditions of the Amendment, Goldman had the right to convert up to $2.5 million of the outstanding balance of the Goldman Line of Credit into shares of the Company’s Common Stock for $0.95 per share. Any remaining outstanding balance was convertible into shares of the Company’s Common Stock for $2.25 per share.

As consideration for the initial Goldman Line of Credit, the Company issued a warrant to Goldman, exercisable for 1,052,632 shares of the Company’s Common Stock (the “Line of Credit Warrant”). The Goldman Line of Credit Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to Goldman a second warrant, exercisable for 177,778 shares of the Company’s Common Stock (the “Amendment Warrant”). The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

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

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new $500,000 Line of Credit (the “New Crocker LOC”) with available borrowings of up to $500,000 with Crocker, which replaced the original Crocker LOC that terminated as a result of the consummation of the Series E Financing. Similar to the Fourth Amendment, the New Crocker LOC with Crocker originally matured on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the New Crocker LOC into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

On December 27, 2016, in connection with the consummation of the Series G Financing, the Company and Goldman agreed to enter into the Fifth Amendment (the “Line of Credit Amendment”) to the Goldman Line of Credit to provide the Company with the ability to borrow up to $5.5 million under the terms of the Goldman Line of Credit. In addition, the Maturity Date, as defined in the Goldman Line of Credit was amended to be December 31, 2017. The Line of Credit Amendment was executed on January 23, 2017.

In addition, on January 23, 2017, the Company and Crocker amended the New Crocker LOC to extend the maturity date thereof to December 31, 2017.

On May 10, 2017, Goldman and Crocker agreed to further extend the maturity dates of Lines of Credit to December 31, 2018.

The following table sets forth the Company’s activity under its Lines of Credit for the periods indicated:

Balance outstanding under Lines of Credit as of December 31, 2015	$—
Borrowings under Lines of Credit	2,650
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2016	$2,650
Borrowings under Lines of Credit	3,350
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2017	$6,000

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2017 and 2016 by Mayer Hoffman McCann P.C. (“MHM”), the Company’s independent registered public accounting firm. MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Fiscal Year Ended
	2017	2016

Audit fees	$248,000	$202,000

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

Total Fees	$248,000	$202,000

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 27, 2005 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed October 14, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed February 16, 2017).
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

3.8
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 19, 2017).

3.9
Certificate of Elimination of the Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 19, 2017).

3.10	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 13, 2018).
4.1	Form of Amendment to Warrant, dated March 21, 2012, (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K, filed April 4, 2012).
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

10.42	Amendment No. 2 to Convertible Promissory Note, dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 12, 2017).
10.43	Amendment No. 6 to Convertible Promissory Note, dated May 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 12, 2017).
10.44	Form of Subscription Agreement for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 19, 2017).
10.45	Form of Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 19, 2017).
10.46
Fifth Amendment to Employment Agreement, by and between David E. Harding and the Company, dated February 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 13, 2018).

10.47
Tenth Amendment to Employment Agreement, by and between James Miller, Jr. and the Company, dated February 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 13, 2018).

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

Registrant Date: March 19, 2018	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: March 19, 2018	/s/ Wayne Wetherell
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 19, 2018	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chairman of the Board

Date: March 19, 2018	/s/ David Loesch
David Loesch
Director

Date: March 19, 2018	/s/ Steve Hamm
Steve Hamm
Director
/s/ David Carey
Date: March 19, 2018	David Carey
Director
/s/ John Cronin
Date: March 19, 2018	John Cronin
Director
/s/ Neal Goldman
Date: March 19, 2018	Neal Goldman
Director
/s/ Charles Crocker
Date: March 19, 2018	Charles Crocker
Director
/s/ Dana Kammersgard
Date: March 19, 2018	Dana Kammersgard
Director

/s/ Robert T. Clutterbuck
Date: March 19, 2018	Robert T. Clutterbuck
Director

/s/ Charles Frischer
Date: March 19, 2018	Charles Frischer
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
ImageWare Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. (“Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 19, 2018, expressed an unqualified opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2011.

San Diego, California
March 19, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
ImageWare Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ImageWare Systems, Inc.’s (“Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated  statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and our report dated March 19, 2018, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the uncertainty of the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Mayer Hoffman McCann P.C.
San Diego, California

March 19, 2018

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$7,317	$1,586
Accounts receivable, net of allowance for doubtful accounts of $15 and $1 at December 31, 2017 and 2016, respectively.	458	287
Inventory, net	79	23
Other current assets	163	135
Total Current Assets	8,017	2,031

Property and equipment, net	43	93
Other assets	35	34
Intangible assets, net of accumulated amortization	93	106
Goodwill	3,416	3,416
Total Assets	$11,604	$5,680

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$457	$425
Deferred revenue	1,016	1,045
Accrued expenses	658	945
Accrued interest payable to related parties	527	102
Convertible lines of credit to related parties, net of discount	5,774	2,528
Total Current Liabilities	8,432	5,045

Pension obligation	2,024	1,895
Total Liabilities	10,456	6,940

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 31,021 shares, 31,021 shares and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively; liquidation preference $31,021 and $0 at December 31, 2017 and 2016, respectively.		-
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued, and 239,400 shares outstanding at December 31, 2017 and 2016; liquidation preference $620 at December 31, 2017 and 2016.	2	2
Series E Convertible Redeemable Preferred Stock, $0.01 par value; designated 12,000 shares, 0 shares and 12,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively; liquidation preference $0 and $12,000 at December 31, 2017 and December 31, 2016, respectively.	-	-
Series F Convertible Redeemable Preferred Stock, $0.01 par value; designated 2,000 shares, 0 shares and 2,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively; liquidation preference $0 and $2,000 at December 31, 2017 and December 31, 2016, respectively.	-	-
Series G Convertible Redeemable Preferred Stock, $0.01 par value; designated 6,120 shares, 0 shares and 6,021 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively; liquidation preference $0 and $6,021 at December 31, 2017 and December 31, 2016, respectively.	-	-
Common Stock, $0.01 par value, 150,000,000 shares authorized; 94,174,540 and 91,853,499 shares issued at December 31, 2017 and 2016, respectively, and 94,167,836 and 91,846,795 shares outstanding at December 31, 2017 and 2016, respectively.	941	917
Additional paid-in capital	172,414	156,195
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,664)	(1,543)
Accumulated deficit	(170,481)	(156,767)
Total Shareholders’ Equity (Deficit)	1,148	(1,260)
Total Liabilities and Shareholders’ Equity (Deficit)	$11,604	$5,680

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product	$1,614	$1,249	$2,192
Maintenance	2,679	2,563	2,577
	4,293	3,812	4,769
Cost of revenues:
Product	152	243	1,117
Maintenance	839	827	827
Gross profit	3,302	2,742	2,825

Operating expenses:
General and administrative	4,192	3,722	3,437
Sales and marketing	2,816	3,021	2,791
Research and development	5,953	5,332	4,643
Depreciation and amortization	68	129	164
	13,029	12,204	11,035
Loss from operations	(9,727)	(9,462)	(8,210)

Interest expense, net	591	245	447
Other income, net	(125)	(201)	(145)
Loss before income taxes	(10,193)	(9,506)	(8,512)

Income tax expense (benefit)	(124)	21	22
Net loss	$(10,069)	$(9,527)	$(8,534)
Preferred dividends	(2,400)	(1,347)	(1,065)
Preferred stock exchange	(1,245)	—	—
Net loss available to common shareholders	$(13,714)	$(10,874)	$(9,599)

Basic and diluted loss per common share — see Note 2:
Net loss	$(0.11)	$(0.10)	$(0.09)
Preferred dividends	(0.03)	(0.02)	(0.01)
Preferred stock exchange	(0.01)	—	—
Basic and diluted loss per share available to common shareholders	$(0.15)	$(0.12)	$(0.10)
Basic and diluted weighted-average shares outstanding	92,816,723	94,426,783	93,786,079

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net loss	$(10,069)	$(9,527)	$(8,534)
Other comprehensive income (loss):
Reduction (increase) in additional minimum pension liability	(15)	(347)	332
Foreign currency translation adjustment	(106)	(1)	67
Comprehensive loss	$(10,190)	$(9,875)	$(8,135)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (In thousands, except share amounts)

	Series A Convertible, Redeemable Preferred		Series B Convertible, Redeemable Preferred		Series E Convertible, Preferred		Series F Convertible, Preferred		Series G Convertible, Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2014	-	$-	239,400	$2	-	$-	-	$-	-	$-	93,513,854	$934	(6,704)	$(64)	$135,982	$(1,594)	$(136,294)	$ (1,034)

Issuance of Series E Convertible Redeemable Preferred Stock for cash, net of issuance costs	-	-	-	-	10,022	-	-	-	-	-	-	-	-	-	9,955	-	-	9,955
Conversion of related party debt into Series E Convertible Redeemable Preferred Stock	-	-	-	-	1,978	-	-	-	-	-	-	-	-	-	1,978	-	-	1,978
Issuance of Common Stock in payment of Series E Preferred dividends	-	-	-	-	-	-	-	-	-	-	478,664	5	-	-	769	-	(774)	-
Issuance of Common Stock pursuant to cashless warrant exercises	-	-	-	-	-	-	-	-	-	-	45,376	1	-	-	(1)	-	-	-
Issuance of Common Stock pursuant to option exercises	-	-	-	-	-	-	-	-	-	-	39,705	-	-	-	33	-	-	33
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	146	-	-	146
Warrants modified in lieu of cash as compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	80	-	-	80
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	960	-	-	960
Reduction in minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	332	-	332
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	67	-	67
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(291)	(291)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,534)	(8,534)

 The accompanying notes are an integral part of these consolidated financial statements.

Series A Convertible, Redeemable Preferred		Series B Convertible, Redeemable Preferred		Series E Convertible, Preferred		Series F Convertible, Preferred		Series G Convertible, Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2015	-	$-	239,400	$2	12,000	$-	-	$-	-	$-	94,077,599	$940	(6,704)	$(64)	$149,902	$(1,195)	$(145,893)	$3,692

Issuance of Series F Convertible Redeemable Preferred Stock for cash, net of issuance costs	-	-	-	-	-	-	2,000	-	-	-	-	-	-	-	1,979	-	-	1,979
Issuance of Series GF Convertible Redeemable Preferred Stock for cash, net of issuance costs	-	-	-	-	-	-	-	-	1,625	-	-	-	-	-	1,614	-	-	1,614
Issuance of Series G Convertible Redeemable Preferred Stock in exchange for Common Stock	-	-	-	-	-	-	-	-	4,396	-	(3,383,830)	(34)	-	-	31	-	-	(3)
Issuance of Common Stock pursuant to cashless warrant exercises	-	-	-	-	-	-	-	-	-	-	144,459	1	-	-	(1)	-	-	-
Issuance of Common Stock pursuant to option exercises	-	-	-	-	-	-	-	-	-	-	12,626	-	-	-	3	-	-	3
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	219	-	-	219
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,162	-	-	1,162
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(347)	-	(347)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	1,002,645	10	-	-	1,286	-	(1,347)	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,527)	(9,527)

 The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (In thousands, except share amounts)
(continued)

Series A Convertible, Redeemable Preferred		Series B Convertible, Redeemable Preferred		Series E Convertible, Preferred		Series F Convertible, Preferred		Series G Convertible, Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2016	-	$-	239,400	$2	12,000	$-	2,000	$-	6,021	$-	91,853,499	$917	(6,704)	$(64)	$156,195	$(1,543)	$ (156,767)	$(1,260)

Issuance of Series A Convertible Redeemable Preferred Stock for cash, net of issuance costs	11,000	-	-	-	-	-	-	-	-	-	-	-	-	-	10,937	-	-	10,937
Issuance of Series A Convertible Redeemable Preferred Stock in exchange for preferred shares	20,021	-	-	-	(12,000)	-	(2,000)	-	(6,021)	-	-	-	-	-	1,245	-	(1,245)	-
Issuance of common stock warrants as compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	57	-	-	57
Issuance of Common Stock pursuant to option exercises	-	-	-	-	-	-	-	-	-	-	369,004	4	-	-	255	-	-	259
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	302	-	-	302
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,094	-	-	1,094
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(15)	-	(15)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(106)	-	(106)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	1,952,037	20	-	-	2,329	-	(2,400)	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,069)	(10,069)
Balance at December 31, 2017	31,021	$-	239,400	$2	-	$-	-	$-	-	$-	94,174,540	$941	(6,704)	$(64)	$172,414	$(1,664)	$(170,481)	$1,148

 The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
Cash flows from operating activities	2017	2016	2015
Net loss	$(10,069)	$(9,527)	$(8,534)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	68	129	164
Amortization of debt discounts and debt issuance costs	209	145	438
Stock-based compensation	1,094	1,162	960
Write down of capitalized labor inventory to net realizable value	—	—	281
Provision for losses on accounts receivable	15	—	—
Gain from sale of trademark	(50)	—	—
Reduction in accrued expenses from expiration of statute of limitations	(222)	(200)	—
Warrants modified/issued in lieu of cash as compensation for services	57	—	80
Change in assets and liabilities
Accounts receivable	(186)	62	(83)
Inventory	(56)	23	589
Other assets	(40)	(50)	17
Accounts payable	32	227	(261)
Accrued expenses	359	94	(76)
Deferred revenue	(29)	(13)	(768)
Pension obligation	115	37	10

Total adjustments	1,366	1,616	1,351

Net cash used by operating activities	(8,703)	(7,911)	(7,183)

Cash flows from investing activities
Purchase of property and equipment	(5)	(49)	(87)
Proceeds from sale of trademark	50	—	—
Net cash provided by (used by) investing activities	45	(49)	(87)

Cash flows from financing activities
Proceeds from line of credit	3,350	2,650	400
Proceeds from exercise of stock options	259	3	33
Proceeds from issuance of preferred stock, net of issuance costs	10,937	3,593	9,955
Dividends paid to preferred stockholders	(51)	(51)	(51)

Net cash provided by financing activities	14,495	6,195	10,337

Effect of exchange rate changes on cash	(106)	(1)	67
Net increase (decrease) in cash	5,731	(1,766)	3,134
Cash at beginning of year	1,586	3,352	218
Cash at end of year	$7,317	$1,586	$3,352
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$1
Cash paid for income taxes	$—	$—	$—
Summary of non-cash investing and financing activities:
Conversion of related party lines of credit balances into Series E Preferred	$—	$—	$1,978
Beneficial conversion feature of related party lines of credit	$302	$219	$146
Accrued unpaid dividends on Series E Preferred	$—	$—	$240
Stock dividends on Convertible Preferred Stock	$2,349	$1,296	$1,014
Issuance of Common Stock pursuant to cashless warrant exercises	$—	$1	$1
Exchange of Common Stock for Series G Preferred	$—	$34	$—
Reduction (increase) in additional minimum pension liability	$(15)	$(347)	$332
Preferred stock exchange	$1,245	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

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

Recent Developments

 Creation of Series A Convertible Preferred Stock

On September 15, 2017, the Company filed the Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock with the Delaware Division of Corporations, designating 31,021 shares of the Company’s preferred stock, par value $0.01 per share, as Series A Convertible Preferred Stock (“Series A Preferred”). See Note 12, Equity, below, for a description of the Series A Preferred.

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

The Company evaluated the Preferred Stock Exchange and determined that the Exchanged Preferred was both an induced conversion and an extinguishment transaction. Using the guidance in ASC 260-10-S99-2, Earnings Per Share – SEC Materials – SEC Staff Announcement: The Effect on the Calculations of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock and ASC 470-50, Debt – Modifications and Extinguishments, the Company recorded the fair value differential of the Exchanged Preferred as adjustments within Shareholders’ Deficit and in the computation of Net Loss Available to Common Shareholders in the computation of basic and diluted loss per share. The Company utilized the services of an independent third-party valuation firm to perform the computation of the fair value of the Exchanged Preferred. Based on the fair value using these methodologies, the Company recorded approximately $1,245,000 in fair value differential as adjustments within Shareholders’ Deficit in the Company’s Consolidated Balance Sheet for the year ended December 31, 2017 and in the computation of basic and diluted loss per share in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017.

As a result of the Preferred Stock Exchange, on October 19, 2017, the Company filed Certificates of Elimination with the Delaware Secretary of State to eliminate the Exchanged Preferred.

Liquidity, Going Concern and Management’s Plan

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, including our Lines of Credit (defined below). Our principal uses of cash have included cash used in operations, product development and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. Management expects that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenues to achieve and sustain income from operations.

At December 31, 2017, we had a working capital deficit of approximately $415,000, compared to a working capital deficit of approximately $3,014,000 at December 31, 2016. Our principal sources of liquidity at December 31, 2017 consisted of approximately $7,317,000 of cash, compared to available borrowings under our Lines of Credit of $3,350,000, and approximately $1,586,000 in cash at December 31, 2016.

Considering our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash may be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s wholly-owned subsidiaries are: XImage Corporation, a California Corporation; ImageWare Systems ID Group, Inc. a Delaware corporation (formerly Imaging Technology Corporation); I.W. Systems Canada Company, a Nova Scotia unlimited liability company; ImageWare Digital Photography Systems, Inc., LLC a Nevada limited liability company (formerly Castleworks LLC); Digital Imaging International GmbH, a company formed under German laws; and Image Ware Mexico S de RL de CV, a company formed under Mexican laws. All significant intercompany transactions and balances have been eliminated.

Operating Cycle

Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, although they will be liquidated in the normal course of contract completion which may take more than one operating cycle.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used to compute the fair value of the Exchanged Preferred, revenue and cost of revenues recognized under the percentage of completion method and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Inventories

Finished goods inventories are stated at the lower of cost, determined using the average cost method, or net realizable value. See Note 6.

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

●
Sales of computer hardware and identification media; and

●
Post-contract customer support (“PCS”).

The Company’s revenue recognition policies are consistent with U.S. GAAP including the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition,” ASC 605-35 “Revenue Recognition, Construction-Type and Production-Type Contracts,” “Securities and Exchange Commission Staff Accounting Bulletin 104,” and ASC 605-25 “Revenue Recognition, Multiple Element Arrangements.” Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured.

The Company recognizes revenue and profit as work progresses on long-term, fixed-price contracts involving significant amount of hardware and software customization using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The primary components of costs incurred are third party software and direct labor cost including fringe benefits. Revenues recognized in excess of amounts billed are classified as current assets under “Costs and estimated earnings in excess of billings on uncompleted contracts.” Amounts billed to customers in excess of revenues recognized are classified as current liabilities under “Billings in excess of costs and estimated earnings on uncompleted contracts.” Revenue from contracts for which the Company cannot reliably estimate total costs or there are not significant amounts of customization are recognized upon completion. For contracts that require significant amounts of customization that the Company accounts for under the completed contract method of revenue recognition, the Company defers revenue recognition until customer acceptance is received. For contracts containing either extended or dependent payment terms, revenue recognition is deferred until such time as payment has been received by the Company. The Company also generates non-recurring revenue from the licensing of its software. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, when fees are fixed and determinable, when collectability is probable, when all other significant obligations have been fulfilled and the Company has obtained vendor specific objective evidence (“VSOE”) of the fair value of the undelivered element. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. The Company also generates revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer. The Company’s revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Pricing of maintenance contracts is consistent period to period and calculated as a percentage of the software or hardware revenue. Amounts collected in advance for maintenance services are included in current liabilities under “Deferred revenue.” Sales tax collected from customers is excluded from revenue.

Goodwill

The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other.” In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 “Property, Plant and Equipment” and intangible assets with an indefinite life are analyzed for impairment under ASC 360 annually, or more often if circumstances dictate. The Company performs its annual goodwill impairment test in the fourth quarter of each year, or if required, at the end of each fiscal quarter.  In accordance with ASC 350, goodwill, or the excess of cost over fair value of net assets acquired is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company’s reporting unit is at the entity level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses fair value methodologies to establish fair values.

The Company did not record any goodwill impairment charges for the years ended December 31, 2017, 2016 or 2015.

Intangible and Long-Lived Assets

Intangible assets are carried at their cost less any accumulated amortization.  Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2017 and 2016 exceeded the FDIC insurance limits of $250,000. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $15,000 and $1,000 at December 31, 2017 and 2016, respectively.

For the year ended December 31, 2017 one customer accounted for approximately 25% or $1,089,000 of total revenues and had trade receivables of approximately $201,000 as of the end of the year.  For the year ended December 31, 2016 two customers accounted for approximately 30% or $1,162,000 of total revenues and had trade receivables of $78,000 as of the end of the year. For the year ended December 31, 2015, two customers accounted for approximately 37% or $1,753,000 of total revenues and $78,000 trade receivables as of the end of the year.

Stock-Based Compensation

 At December 31, 2017, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation.” The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $1,094,000, $1,162,000 and $744,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2017, 2016 and 2015 ranged from 58% to 103%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the years ended December 31, 2017, 2016 and 2015 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2017, 2016 and 2015 averaged 2.6%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has adopted the provisions of ASU 2016-09 and will continue to use an estimated annualized forfeiture rate of approximately 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at weighted-average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive loss, decreased approximately $106,000 for the year ended December 31, 2017, decreased approximately $1,000 for the year ended December 31, 2016 and increased approximately $67,000 for the year ended December 31, 2015.

Comprehensive Loss

Comprehensive loss consists of net gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net loss. For the Company, the only items are the cumulative translation adjustment and the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, “Compensation - Retirement Benefits - Defined Benefit Plans – Pension.”

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred approximately $45,000 in advertising expenses during the year ended December 31, 2017, $24,000 in advertising expenses during the year ended December 31, 2016, and $12,000 during the year ended December 31, 2015.

Loss Per Share

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, convertible notes payable, stock options and warrants, calculated using the treasury stock and if-converted methods.  For diluted loss per share calculation purposes, the net loss available to common shareholders is adjusted to add back any preferred stock dividends in the consolidated statement of operations for the respective periods.

(Amounts in thousands, except share and per share amounts)
	Year Ended December 31,
Numerator for basic and diluted loss per share:	2017	2016	2015
Net loss	$(10,069)	$(9,527)	$(8,534)
Preferred dividends	(2,400)	(1,347)	(1,065)
Preferred stock exchange	(1,245)	—	—
Net loss available to common shareholders	$(13,714)	$(10,874)	$(9,599)

Denominator for basic loss per share — weighted-average shares outstanding	92,816,723	94,426,783	93,786,079
Effect of dilutive securities	—	—	—
Denominator for diluted loss per share — weighted-average shares outstanding	92,816,723	94,426,783	93,786,079

Basic and diluted loss per share:
Net loss	$(0.11)	$(0.10)	$(0.09)
Preferred dividends	(0.03)	(0.02)	(0.01)
Preferred stock exchange	(0.01)	—	—
Net loss available to common shareholders	$(0.15)	$(0.12)	$(0.10)

 The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2017	Common Share Equivalents at December 31, 2016	Common Share Equivalents at December 31, 2015
Convertible lines of credit	5,221,964	2,201,903	—
Convertible redeemable preferred stock – Series A	26,974,783	—	—
Convertible redeemable preferred stock – Series B	46,029	46,029	46,029
Convertible redeemable preferred stock – Series E	—	6,315,789	6,442,105
Convertible redeemable preferred stock – Series F	—	1,333,333	—
Convertible redeemable preferred stock – Series G	—	4,014,000	—
Stock options	6,093,512	6,506,843	5,376,969
Warrants	230,000	175,000	450,000
Total Potential Dilutive Securities	38,566,288	20,592,897	12,315,103

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

FASB ASU No. 2014-09. In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB finalized a one-year deferral of the effective date of the new standard. For public entities, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Calendar year-end public companies are therefore required to apply the revenue guidance beginning in their 2018 interim and annual financial statements. The standard permits the use of either the retrospective or modified retrospective transition method. We have adopted this standard using the modified retrospective transition method during the first fiscal quarter in 2018.

In preparation for adoption of the standard, we have analyzed each of our revenue streams:

●   Long-term fixed-price contracts involving significant customization;

●   Fixed-price contracts involving minimal customization;

●   Software licensing;

●   Sales of computer hardware and identification media; and

●   Post-contract customer support (“PCS”).

Analysis of the above revenue streams in preparation for the adoption of the standard resulted in the identification of one of our revenue contracts requiring the customer to make a fixed payment for a one-year minimum royalty. Under current GAAP, we recognized the royalty revenue over the one year. Under the new standard, we will recognize the minimum royalty fee upon contract renewal.

Revenue recognition related to our other arrangements for software licenses, hardware and identification media, professional services and maintenance will remain substantially unchanged.

The Company is still evaluating the effect the standard will have on its financial statement disclosures.

FASB ASU No. 2016-01. In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall – Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and apply to all entities that hold financial assets or owe financial liabilities. The amendments in this ASU also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. That impairment assessment is similar to the qualitative assessment for long-lived assets, goodwill, and indefinite-lived intangible assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with earlier application permitted for financial statements that have not been issued. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We have adopted the provisions of this ASU for our fiscal year beginning January 1, 2018 and the adoption of this standard did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and anticipates commencement of adoption planning in the fourth fiscal quarter of 2018.

FASB ASU No. 2016-08. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. We have adopted the provisions this ASU in conjunction with our adoption of ASU 2014-09, Revenue from Contracts with Customers.

FASB ASU No. 2016-10. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 provides further implementation guidance on identifying performance obligations and also improves the operability and understandability of the licensing implementation guidance. This guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. We have adopted the provisions this ASU in conjunction with our adoption of ASU 2014-09, Revenue from Contracts with Customers.

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

FASB ASU No. 2016-15. In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. This guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. We have adopted the provisions of this ASU for our fiscal year beginning January 1, 2018 and the adoption of this standard did not have a significant impact on our consolidated financial statements.

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

FASB ASU No. 2017-09. In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting,” to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation.” The amendments in this updated guidance clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We have adopted the provisions of this ASU for our fiscal year beginning January 1, 2018 and the adoption of this standard did not have a significant impact on our consolidated financial statements.

FASB ASU No. 2017-11. In July 2017, the FASB issued ASU No 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral.” The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact of this updated guidance on its consolidated financial statements.

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

	Fair Value at December 31, 2017
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,806	$1,806	$—	$—
Totals	$1,806	$1,806	$—	$—

	Fair Value at December 31, 2016
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,645	$1,645	$—	$—
Totals	$1,645	$1,645	$—	$—

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

4.  INTANGIBLE ASSETS AND GOODWILL

The Company has intangible assets in the form of trademarks, trade names and patents. The carrying amount of the Company’s trademarks and trade names was $0 as of December 31, 2017 and 2016, respectively, which include accumulated amortization of $347,000 as of December 31, 2017 and 2016. Amortization expense related to trademarks and tradenames was $0, $0 and $15,000 for the years ended December 31, 2017, 2016 and 2015, respectively. All intangible assets are amortized over their estimated useful lives with no estimated residual values. Any costs incurred by the Company to renew or extend the life of intangible assets will be evaluated under ASC No. 350, Intangibles – Goodwill and Other, for proper treatment.

The carrying amounts of the Company’s patent intangible assets were $93,000 and $105,000 as of December 31, 2017 and 2016, respectively, which includes accumulated amortization of $566,000 and $554,000 as of December 31, 2017 and 2016, respectively.  Amortization expense for patent intangible assets was $12,000 for the years ended December 31, 2017, 2016 and 2015. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 8.5 years. There was no impairment of the Company’s intangible assets during the years ended December 31, 2017, 2016 and 2015.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired during the years ended December 31, 2017, 2016 and 2015.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2018	$12
2019	12
2020	12
2021	12
2022	12
Thereafter	33
Totals	$93

5.  RELATED PARTIES

Lines of Credit with Related Parties

In March 2013, the Company and Neal Goldman, a member of the Company’s Board of Directors (“Goldman”), entered into a line of credit (the “Goldman Line of Credit”) with available borrowings of up to $2.5 million. In March 2014, the Goldman Line of Credit’s borrowing was increased to an aggregate total of $3.5 million (the “Amendment”). Pursuant to the terms and conditions of the Amendment, Goldman had the right to convert up to $2.5 million of the outstanding balance of the Goldman Line of Credit into shares of the Company’s Common Stock for $0.95 per share. Any remaining outstanding balance was convertible into shares of the Company’s Common Stock for $2.25 per share.

As consideration for the initial Goldman Line of Credit, the Company issued a warrant to Goldman, exercisable for 1,052,632 shares of the Company’s Common Stock (the “Line of Credit Warrant”). The Goldman Line of Credit Warrant had a term of two years from the date of issuance and an exercise price of $0.95 per share.  As consideration for entering into the Amendment, the Company issued to Goldman a second warrant, exercisable for 177,778 shares of the Company’s Common Stock (the “Amendment Warrant”). The Amendment Warrant expired on March 27, 2015 and had an exercise price of $2.25 per share.

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

During the years ended December 31, 2017 and 2016, the Company recorded an aggregate of approximately $11,000 and $48,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s consolidated statements of operations.

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

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new $500,000 Line of Credit (the “New Crocker LOC”) with available borrowings of up to $500,000 with Crocker, which replaced the original Crocker LOC that terminated as a result of the consummation of the Series E Financing.  Similar to the Fourth Amendment, the New Crocker LOC with Crocker originally matured on June 30, 2017, and provides for the conversion of the outstanding balance due under the terms of the New Crocker LOC into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

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

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date). Pursuant to borrowings made during the 2015 year, the Company recognized approximately $146,000 in beneficial conversion feature as debt discount. As a result of the retirement of all amounts outstanding under the Lines of Credit in 2015, the Company recognized all remaining unamortized debt discount of approximately $385,000 as a component of interest expense during the three months ended March 31, 2015. As a result of $2,650,000 in borrowings under the Lines of Credit during the year ended December 31, 2016, the Company recorded approximately $219,000 in debt discount attributable to the beneficial conversion feature during the year ended December 31, 2016. During the year ended December 31, 2016, the Company accreted approximately $97,000 of debt discount as a component of interest expense. At December 31, 2016, unamortized note discount was approximately $122,000. As a result of an additional $3,350,000 in borrowings under the Lines of Credit during the year ended December 31, 2017, the Company recorded approximately $302,000 in debt discount attributable to the beneficial conversion feature during the year ended December 31, 2017. During the year ended December 31, 2017, the Company accreted approximately $198,000 of debt discount which is classified as a component of interest expense. At December 31, 2017, unamortized note discount was approximately $226,000.

The following table sets forth the Company’s activity under its Lines of Credit for the periods indicated:

Balance outstanding under Lines of Credit as of December 31, 2015	$—
Borrowing under Lines of Credit	2,650
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2016	$2,650
Borrowings under Lines of Credit	3,350
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2017	$6,000

Series A Preferred Stock

A member of the Company's Board of Directors and certain members of management participated in the Series A Preferred Stock financing on the same terms as all other participants. Management purchased an aggregate of 125 shares for $125,000 and our Board Member purchased 855 shares for $855,000.

6.  INVENTORY

Inventories of $79,000 as of December 31, 2017 were comprised of work in process of $53,000 representing direct labor costs on in-process projects and finished goods of $26,000 net of reserves for obsolete and slow-moving items of $3,000.

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

7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2017 and 2016, consists of:

($ in thousands)	2017	2016

Equipment	$946	$935
Leasehold improvements	11	11
Furniture	102	101
	1,059	1,047
Less accumulated depreciation	(1,016)	(954)
	$43	$93

Total depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $56,000, $117,000 and $137,000, respectively.

8.  ACCRUED EXPENSES

Principal components of accrued expenses consist of:

($ in thousands)	December 31, 2017	December 31, 2016

Compensated absences	$273	$313
Wages, payroll taxes and sales commissions	38	28
Customer deposits	40	198
Royalties	72	147
Pension and employee benefit plans	5	7
Professional services	100	—
Income and sales taxes	27	161
Dividends	34	27
Other	69	64
	$658	$945

9.  LINES OF CREDIT

Outstanding lines of credit consist of the following:

($ in thousands)	December 31, 2017	December 31, 2016
Lines of Credit with Related Parties
8% convertible lines of credit. Face value of advances under lines of credit $6,000 at December 31, 2017 and $2,650 at December 31, 2016. Discount on advances under lines of credit is $226 at December 31, 2017 and $122 at December 31, 2016. Maturity date is December 31, 2018.	$5,774	$2,528

Total lines of credit to related parties	5,774	2,528
Less current portion	(5,774)	(2,528)
Long-term lines of credit to related parties	$—	$—

For a more detailed discussion of the Company’s Lines of Credit, see Note 5, Related Parties.

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

ASC 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The amount accrued for uncertain tax positions was zero at December 31, 2017, 2016 and 2015, respectively.

The Company’s uncertain position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax position could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2017 and 2016 was approximately $10,000 and $12,000, respectively.

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

The significant components of the income tax provision are as follows:

($ in thousands)	Year Ended December 31,
Current	2017	2016	2015
Federal	$—	$—	$—
State	—	—	—
Foreign	(124)	21	22

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$(124)	$21	$22

The principal components of the Company’s deferred tax assets at December 31, 2017, 2016 and 2015 are as follows:

($ in thousands)	2017	2016	2015

Net operating loss carryforwards	$13,734	$17,829	$15,948
Intangible and fixed assets	(28)	102	220
Stock based compensation	1,954	2,324	1,861
Reserves and accrued expenses	38	8	8
Other	—	—	—
	15,698	20,263	18,037
Less valuation allowance	(15,698)	(20,263)	(18,037)

Net deferred tax assets	$—	$—	$—

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2017	2016	2015

Amounts computed at statutory rates	$(3,423)	$(3,239)	$(2,902)
State income tax, net of federal benefit	(497)	(462)	(262)
Expiration of net operating loss carryforwards	688	1,082	695
Non-deductible interest	250	49	149
Tax Act – federal rate change	7,276	—	—
Foreign taxes	143	362	413
Other	4	3	5
Net change in valuation allowance on deferred tax assets	(4,565)	2,226	1,924

	$(124)	$21	$22

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

On December 22, 2017 the 2017 Tax Cuts and Jobs Act (the “Act”) was enacted into laws and the new legislation reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, the Company remeasured the deferred tax assets and recorded a decrease in federal tax assets and valuation allowance of approximately $7,276,000. The Company believes that the one-time transition tax does not apply because there were no post-1986 earnings and profits previously deferred from US income taxes.

At December 31, 2017, 2016 and 2015, the Company had federal and state net operating loss carryforwards, a portion of which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2022 through 2037. The state net operating loss carryforwards expire at various dates from 2030 through 2037.

The Internal Revenue Code (the “Code”) limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes,” as defined under Section 382 of the Internal Revenue Code, in 1991, 1995, 2000, 2003, 2004, 2011 and 2012, though the Company has not performed a study to determine the limitation. The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations. The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount in the table above as the actual limitation has not yet been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fullyreserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

               Tax returns for the years 2013 through 2017 are subject to examination by taxing authorities.

11.  COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and its Chief Technical Officer. The Company may terminate the agreements with or without cause. Subject to the conditions and other limitations set forth in each respective employment agreement, each executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination (as defined in the employment agreements) by the Company or by the executive:

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

The employment agreements for the Company’s Chief Executive Officer and Chief Technical Officer were amended to extend the term of each executive officer's employment agreement until December 31, 2018.

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

Leases

The Company’s corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility’s lease was renewed in September 2017 through October 2018 at a cost of approximately $30,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2017:

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

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2018.

 At December 31, 2017, future minimum lease payments are as follows:

($ in thousands)
2018	$607
2019	284
2020	291
2021	272
2022	270
Thereafter	46
Total	$1,770

Rental expense incurred under operating leases for the years ended December 31, 2017, 2016 and 2015 was approximately $545,000, $492,000 and $477,000, respectively.

12.  EQUITY

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

Concurrently with the Series A Financing, the Company entered into Exchange Agreements with holders of all outstanding shares of the Company's Series E Convertible Preferred Stock, all outstanding shares of the Company's Series F Convertible Preferred Stock and all outstanding shares of the Company's Series G Convertible Preferred Stock (collectively “Exchanged Preferred”) pursuant to which the holders thereof agreed to cancel their respective shares of Exchanged Preferred in exchange for shares of Series A Preferred. As a result of the Preferred Stock Exchange, the Company issued to the holders of the Exchanged Preferred an aggregate total of 20,021 shares of Series A Preferred.

The Company evaluated the Preferred Stock Exchange and determined that the Preferred Stock Exchange was both an induced conversion and an extinguishment transaction. Using the guidance in ASC 260-10-S99-2, Earnings Per Share – SEC Materials – SEC Staff Announcement: The Effect on the Calculations of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock and ASC 470-50, Debt – Modifications and Extinguishments, the Company recorded the fair value differential of the Exchanged Preferred as adjustments within Shareholders’ Deficit and in the computation of Net Loss Available to Common Shareholders in the computation of basic and diluted loss per share. The Company utilized the services an independent third-party valuation firm to perform the computation of the fair value of the Exchanged Preferred. Based on the fair value using these methodologies, the Company recorded approximately $1,245,000 in fair value differential as adjustments within Shareholders’ Deficit in the Company’s Consolidated Balance Sheet for the year ended December 31, 2017 and in the computation of basic and diluted loss per share in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017.

The Company had 31,021 shares and 0 shares of Series A Preferred outstanding as of December 31, 2017 and December 31, 2016, respectively.  At December 31, 2017, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series A Preferred into Common Stock during the year ended December 31, 2017. During the year ended December 31, 2017, the Company issued the holders of Series A Preferred 585,058 shares of Common Stock as payment of dividends due.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) outstanding as of December 31, 2017 and 2016. At December 31, 2017 and 2016, the Company had cumulative undeclared dividends of approximately $8,000 ($0.03 per share). There were no conversions of Series B Preferred into Common Stock during the years ended December 31, 2017, 2016 and 2015. The Company paid dividends of approximately $51,000 to the holders of our Series B Preferred in 2017, 2016 and 2015.

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

The Company had 0 shares of Series E Preferred outstanding as of December 31, 2017 as a result of the Preferred Stock Exchange, and 12,000 shares of Series E Preferred outstanding at December 31, 2016.  At December 31, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series E Preferred into Common Stock during the years ended December 31, 2017 and 2016. For the year ended December 31, 2017, the Company has issued the holders of Series E Preferred 822,122 shares of Common Stock as payment of dividends due. With the payment of the quarterly dividends due September 30, 2017 to the holders of Series E Preferred in shares of Common Stock, the Director Appointment Provision became effective as of that date resulting in the Company adding two Board members as of September 15, 2017.

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

The Company had 0 shares of Series F Preferred outstanding as of December 31, 2017 as a result of the Preferred Stock Exchange, and 2,000 shares of Series F Preferred at December 31, 2016.  At December 31, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0. There were no conversions of Series F Preferred into Common Stock during the years ended December 31, 2017 and 2016. For the year ended December 31, 2017, the Company has issued the holders of Series F Preferred 135,855 shares of Common Stock as payment of dividends due.

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

The Company had 0 shares of Series G Preferred outstanding as of December 31, 2017 as a result of the Preferred Stock Exchange, and 6,021 shares of Series G Preferred at December 31, 2016.  At December 31, 2017 and December 31, 2016, the Company had cumulative undeclared dividends of $0.  There were no conversions of Series G Preferred into Common Stock during the years ended December 31, 2017 and 2016. For the year ended December 31, 2017, the Company has issued the holders of Series G Preferred 409,002 shares of Common Stock as payment of dividends due.

Common Stock

The following table summarizes outstanding Common Stock activity for the following periods:

Common Stock

Shares outstanding at December 31, 2014	93,507,150
Shares issued pursuant to payment of stock dividend on Series E Preferred	478,664
Shares issued pursuant to cashless warrants exercised	45,376
Shares issued pursuant to option exercises	39,705
Shares outstanding at December 31, 2015	94,070,895
Shares issued pursuant to payment of stock dividend on Series E Preferred	950,362
Shares issued pursuant to payment of stock dividend on Series F Preferred	48,513
Shares issued pursuant to payment of stock dividend on Series G Preferred	3,770
Shares issued pursuant to cashless warrants exercised	144,459
Shares issued pursuant to option exercises	12,626
Exchange of common shares for Series G Preferred	(3,383,830)
Shares outstanding at December 31, 2016	91,846,795
Shares issued pursuant to payment of stock dividend on Series A Preferred	585,058
Shares issued pursuant to payment of stock dividend on Series E Preferred	822,122
Shares issued pursuant to payment of stock dividend on Series F Preferred	135,855
Shares issued pursuant to payment of stock dividend on Series G Preferred	409,002
Shares issued pursuant to option exercises	369,004
Shares outstanding at December 31, 2017	94,167,836

Warrants

As of December 31, 2017, warrants to purchase 230,000 shares of Common Stock at prices ranging from $0.80 to $1.17 were outstanding. All warrants are exercisable as of December 31, 2017 and expire as of September 11, 2019, with the exception of an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events.

The following table summarizes warrant activity for the following periods:
	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2014	977,778	$1.22
Granted	—	$0.00
Expired / Canceled	(419,444)	$1.86
Exercised	(108,334)	$1.01
Balance at December 31, 2015	450,000	$0.67
Exercised	(275,000)	$0.55
Balance at December 31, 2016	175,000	$0.84
Granted	80,000	$1.13
Expired / Canceled	(25,000)	$1.10
Exercised	—	$—
Balance at December 31, 2017	230,000	$0.91

During the year ended December 31, 2017, the Company issued an aggregate of 80,000 warrants to certain members of the Company’s advisory board. The Company determined the grant date fair value of these warrants using the Black-Scholes option valuation model and recorded approximately $57,000 in expense for the year ended December 31, 2017. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price ranging between $1.09 and $1.17, a term of 2.0 years, a risk-free interest rate of 2.58%, a dividend yield of 0% and volatility of 59%. Such expense is recorded in the Company’s consolidated statement of operations as a component of general and administrative expense. There were no warrants exercised during the twelve months ended December 31, 2017 and 25,000 warrants expired unexercised during the 2017 year. The intrinsic value of warrants outstanding as of December 31, 2017 was approximately $155,000.

 13.  STOCK-BASED COMPENSATION

Stock Options

As of December 31, 2017, the Company had one active stock-based compensation plan: the 1999 Stock Option Plan (the “1999 Plan”).

1999 Plan

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock.  The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. On July 1, 2014, the Company began soliciting written consents from its shareholders to approve an amendment to the Company’s 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 4.0 million to approximately 7.0 million (the “Amendment”).  As of July 21, 2014, the Company had received written consents approving the Amendment from over 50% of the Company’s stockholders. As such, the Amendment was approved. The number of authorized shares available under the plan for issuance at December 31, 2017 was 6,193,777. The number of available shares under the plan for issuance at December 31, 2017 was 100,265.

A summary of the activity under the Company’s stock option plans is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2014	4,057,296	$1.06	6.8
Granted	2,110,000	$1.63	—
Expired/Cancelled	(750,622)	$1.86	—
Exercised	(39,705)	$0.87	—

Balance at December 31, 2015	5,376,969	$1.17	6.9
Granted	1,264,000	$1.34	—
Expired/Cancelled	(121,500)	$1.29	—
Exercised	(12,626)	$0.21	—
Balance at December 31, 2016	6,506,843	$1.21	6.6
Granted	112,500	$1.39	—
Expired/Cancelled	(156,827)	$1.67	—
Exercised	(369,004)	$0.70	—
Balance at December 31, 2017	6,093,512	$1.23	5.8

At December 31, 2017, a total of 6,093,512 options were outstanding of which 5,051,016 were exercisable at a weighted average price of $1.19 per share with a remaining weighted average contractual term of approximately 5.3 years.  The Company expects that, in addition to the 5,051,016 options that were exercisable as of December 31, 2017, another 1,042,496 will ultimately vest resulting in a combined total of 6,093,512.  Those 6,093,512 shares have a weighted average exercise price of $1.23 and an aggregate intrinsic value of approximately $2,595,000 as of December 31, 2017. Stock-based compensation expense related to equity options was approximately $1,094,000, $1,162,000 and $744,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2017, 2016 and 2015 was $0.77, $0.82 and $1.18, respectively. At December 31, 2017, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $847,000, which will be amortized over the weighted-average remaining requisite service period of 1.3 years.

During the year ended December 31, 2017, there were 369,004 options exercised for cash resulting in the issuance of 369,004 shares of the Company’s Common Stock and proceeds of approximately $259,000.   During the year ended December 31, 2016, there were 12,626 options exercised for cash resulting in the issuance of 12,626 shares of the Company’s Common Stock and proceeds of approximately $3,000.

The intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was approximately $177,000 and $11,000, respectively. The intrinsic value of options exercisable at December 31, 2017 and 2016 was approximately $2,388,000 and $1,679,000, respectively.  The intrinsic value of options that vested during 2017 was approximately $207,000. The aggregate intrinsic value for all options outstanding as of December 31, 2017 and 2016 was approximately $2,595,000 and $1,744,000, respectively.

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

In September 2016, the Company issued an aggregate of 168,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service from January 1, 2017 through December 31, 2017. Such options vested at the rate of 14,000 options per month on the last day of each month during the 2017 year. The options have an exercise price of $1.37 per share and a term of 10 years. The Company began recognition of compensation based on the grant-date fair value ratably over the 2017 requisite service period and recorded approximately $140,000 in expense. Such expense is recorded in the Company’s consolidated statement of operations as a component of general and administrative expense.

Restricted Stock Awards

There were no restricted stock awards issued during the years ended December 31, 2017 and 2016.

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

Stock-based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$19	$20	$15
General and administrative	655	714	618
Sales and marketing	220	224	171
Research and development	200	204	156

Total	$1,094	$1,162	$960

Common Stock Reserved for Future Issuance

The following table summarizes the Common Stock reserved for future issuance as of December 31, 2017:

Common Stock
Convertible preferred stock – Series A and Series B	27,020,812
Convertible lines of credit	5,221,964
Stock options outstanding	6,093,512
Warrants outstanding	230,000
Authorized for future grant under stock option plans	100,265

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2015, the Company authorized contributions of approximately $119,000 for the 2015 plan year of which $83,000 were paid prior to December 31, 2015. In 2016, the Company authorized contributions of approximately $150,000 for the 2016 plan year of which $111,000 were paid prior to December 31, 2016. In 2017, the Company authorized contributions of approximately $154,000 for the 2017 plan year of which $115,000 were paid prior to December 31, 2017.

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

($ in thousands)	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$3,540	$3,068	$3,488
Service cost	—	—	—
Interest cost	64	75	70
Actuarial (gain) loss	(167)	542	(123)
Effect of exchange rate changes	473	(114)	(356)
Effect of curtailment	—	—	—
Benefits paid	(80)	(31)	(11)
Benefit obligation at end of year	3,830	3,540	3,068

Change in plan assets:
Fair value of plan assets at beginning of year	1,645	1,557	1,654
Actual return of plan assets	7	142	40
Company contributions	12	28	34
Benefits paid	(80)	(31)	—
Effect of exchange rate changes	222	(51)	(171)
Fair value of plan assets at end of year	1,806	1,645	1,557
Funded status	(2,024)	(1,895)	(1,511)
Unrecognized actuarial loss (gain)	1,629	1,831	1,413
Unrecognized prior service (benefit) cost	—	—	—
Additional minimum liability	(1,629)	(1,831)	(1,413)
Unrecognized transition (asset) liability	—	—	—
Net amount recognized	$(2,024)	$(1,895)	$(1,511)

Plan Assets
Pension plan assets were comprised of the following asset categories at December 31,
Equity securities	5.7%	5.7%	5.0%
Debt securities	86.7%	87.2%	89.3%
Other	7.6%	7.1%	5.7%
Total	100%	100%	100%

Components of net periodic benefit cost are as follows:
Service cost	$—	$—	$—
Interest cost on projected benefit obligations	64	75	70
Expected return on plan assets	(70)	(63)	(61)
Amortization of prior service costs	—	—	—
Amortization of actuarial loss	104	73	80
Net periodic benefit costs	$98	$85	$89

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	1.9%	1.7%	2.4%
Expected return on plan assets	3.2%	4.0%	4.0%
Rate of pension increases	2.0%	2.0%	2.0%
Rate of compensation increase	N/A	N/A	N/A

The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$3,830	$3,540	$3,068
Accumulated benefit obligation	$3,830	$3,540	$3,068
Fair value of plan assets	$1,806	$1,645	$1,557

As of December 31, 2017, the following benefit payments are expected to be paid as follows (in thousands):

2018	$86
2019	$87
2020	$88
2021	$103
2022	$105
2023 — 2027	$676

The Company made contributions to the plan of approximately $12,000 during year 2017, $28,000 during year 2016 and approximately $34,000 during 2015.

The investment objectives for the plan are the preservation of capital, current income and long-term growth of capital. The Company’s pension assets are classified within Level 1 of the fair value hierarchy, as defined under ASC 820, because they are valued using market prices. The pension assets are primarily comprised of the cash surrender value of insurance contracts. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The measurement date used to determine the benefit information of the plan was January 1, 2018.

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

As of December 31, 2017, 2016 and 2015, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2017	2016	2015

Additional minimum pension liability	$(1,353)	$(1,338)	$(991)
Foreign currency translation adjustment	(311)	(205)	(204)
Ending balance	$(1,664)	$(1,543)	$(1,195)

17.  QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial data for 2017, 2016 and 2015 (in thousands, except share and per share data):

	2017 (by quarter)
	1	2	3	4

Revenues	$928	$1,060	$1,084	$1,221
Cost of sales	262	250	231	248
Operating expenses	3,290	3,240	3,136	3,363
Loss from operations	(2,624)	(2,430)	(2,283)	(2,390)
Interest expense (income), net	100	164	178	149
Other expense (income), net	-	(50)	(75)	-
Income tax expense (benefit)	3	3	4	(134)
Net loss	$(2,727)	$(2,547)	$(2,390)	$(2,405)

Net loss per share:
Net loss	(0.03)	(0.03)	(0.03)	(0.03)
Preferred dividends	(0.01)	-	-	-
Preferred stock exchange	-	-	(0.01)	-
Basic loss per share to common shareholders	(0.04)	(0.03)	(0.04)	(0.03)
Basic weighted-average shares outstanding	91,864,174	92,539,230	93,197,689	93,642,074

	2016 (by quarter)
	1	2	3	4

Revenues	$1,043	$996	$848	$925
Cost of Sales	279	275	232	284
Operating expenses	3,028	2,995	2,955	3,226
Loss from Operations	(2,264)	(2,274)	(2,339)	(2,585)
Interest expense (income), net	11	36	89	109
Other expense (income), net	(1)	(200)	-	-
Income tax expense (benefit)	3	4	3	11
Net loss	$(2,277)	$(2,114)	$(2,431)	$(2,705)

Net loss per share:
Net loss	$(0.03)	$(0.02)	$(0.03)	$(0.03)
Preferred dividends	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Basic loss per share to common shareholders	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Basic weighted-average shares outstanding	94,073,367	94,298,567	94,550,721	94,779,243

	2015 (by quarter)
	1	2	3	4

Revenues	$991	$1,695	$1,181	$902
Cost of Sales	286	798	321	539
Operating expenses	2,641	2,660	2,813	2,921
Loss from Operations	(1,936)	(1,763)	(1,953)	(2,558)
Interest expense (income), net	437	(2)	1	11
Other expense (income), net	(46)	—	(99)	—
Income tax expense (benefit)	3	6	3	10
Net loss	$(2,330)	$(1,767)	$(1,858)	$(2,579)

Net loss per share:
Net loss	$(0.03)	$(0.02)	$(0.02)	$(0.03)
Preferred dividends	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic loss per share to common shareholders	$(0.03)	$(0.02)	$(0.02)	$(0.03)
Basic weighted-average shares outstanding	93,515,640	93,674,349	93,876,339	94,070,895

 18.    SUBSEQUENT EVENTS

On February 8, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation, as amended, to increase the authorized number of shares of its Common Stock to 175,000,000 from 150,000,000 shares.

On January 4, 2018, the Company amended its 1999 Stock Option Plan to increase the number of shares authorized for issuance thereunder from approximately 6.2 million to 8.2 million

Subsequent to December 31, 2017, the Company issued an aggregate of 1,289,000 options to purchase Common Stock at an exercise price of $1.75 per share as follows: (i) 414,000 options issued to certain members of the Board of Directors, (ii) 650,000 options issued to certain members of senior management and (iii) 225,000 options issued to certain employees. In addition, the Company issued 61,669 shares of Common Stock pursuant to the exercise of 61,669 options resulting in cash proceeds to the Company of approximately $65,000.