Form 10-Q
period 2018-03-31
IMAGEWARE SYSTEMS INC
filed 2018-05-10
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of common stock, with $0.01 par value, outstanding on May 6, 2018 was 95,166,959.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,558	$7,317
Accounts receivable, net of allowance for doubtful accounts of $15 at March 31, 2018 and December 31, 2017.	284	458
Inventory, net	89	79
Other current assets	217	163
Total Current Assets	5,148	8,017

Property and equipment, net	40	43
Other assets	35	35
Intangible assets, net of accumulated amortization	90	93
Goodwill	3,416	3,416
Total Assets	$8,729	$11,604

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$432	$457
Deferred revenue	878	1,016
Accrued expenses	812	658
Accrued interest payable to related parties	657	527
Convertible lines of credit to related parties, net of discount	5,821	5,774
Total Current Liabilities	8,600	8,432

Pension obligation	2,060	2,024
Total Liabilities	10,660	10,456

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 31,021 shares, 30,571 shares and 31,021 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; liquidation preference $30,571 and $31,021 at March 31, 2018 and December 31, 2017, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at March 31, 2018 and December 31, 2017; liquidation preference $620 at March 31, 2018 and at December 31, 2017.	2	2
Common Stock, $0.01 par value, 175,000,000 shares authorized; 95,121,575 and 94,174,540 shares issued at March 31, 2018 and December 31, 2017, respectively, and 95,114,871 and 94,167,836 shares outstanding at March 31, 2018 and December 31, 2017, respectively.	950	941
Additional paid-in capital	173,595	172,414
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,692)	(1,664)
Accumulated deficit	(174,722)	(170,481)
Total Shareholders’ Equity (Deficit)	(1,931)	1,148
Total Liabilities and Shareholders’ Equity (Deficit)	$8,729	$11,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product	$97	$273
Maintenance	619	655
	716	928
Cost of revenue:
Product	26	54
Maintenance	222	208
Gross profit	468	666

Operating expense:
General and administrative	1,206	967
Sales and marketing	861	761
Research and development	1,799	1,541
Depreciation and amortization	12	21
	3,878	3,290
Loss from operations	(3,410)	(2,624)

Interest expense, net	173	100
Other income, net	—	—
Loss before income taxes	(3,583)	(2,724)
Income tax expense	—	3
Net loss	(3,583)	(2,727)
Preferred dividends	(769)	(507)
Net loss available to common shareholders	$(4,352)	$(3,234)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.04)	$(0.03)
Preferred dividends	(0.01)	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.05)	$(0.04)
Basic and diluted weighted-average shares outstanding	94,333,663	91,864,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,583)	$(2,727)
Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	(17)
Comprehensive loss	$(3,610)	$(2,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(3,583)	$(2,727)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12	21
Amortization of debt issuance costs and beneficial conversion feature	59	40
Stock-based compensation	335	274
Provision for losses on accounts receivable	—	15
Change in assets and liabilities
Accounts receivable	269	(32)
Inventory	(10)	(20)
Other assets	(56)	(12)
Accounts payable	(22)	(25)
Deferred revenue	(138)	(86)
Accrued expense	285	(63)
Pension obligation	35	15
Total adjustments	769	127
Net cash used in operating activities	(2,814)	(2,600)

Cash flows from investing activities
Purchase of property and equipment	(7)	(1)
Net cash used in in investing activities	(7)	(1)

Cash flows from financing activities
Proceeds from exercised stock options	88	7
Proceeds from line of credit	—	1,500
Net cash provided by financing activities	88	1,507

Effect of exchange rate changes on cash	(26)	(17)
Net decrease in cash	(2,759)	(1,111)

Cash at beginning of period	7,317	1,586

Cash at end of period	$4,558	$475

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature on related party lines of credit	$10	$125
Stock dividends on Convertible Preferred Stock	$756	$494
Conversion of Convertible Preferred Stock into Common Stock	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

As used in this Quarterly Report, “we,” “us,” “our,” “ImageWare,” “ImageWare Systems,” “Company” or “our Company” refers to ImageWare Systems, Inc. and all of its subsidiaries. ImageWare Systems, Inc. is incorporated in the state of Delaware. The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s “flagship” product is the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or internet sites. Biometric technology is now an integral part of all markets the Company addresses, and all the products are integrated into the IWS Biometric Engine.

Recent Developments

On February 8, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation, as amended, to increase the authorized number of shares of its common stock, par value $0.01 per share (“Common Stock”), to 175,000,000 from 150,000,000 shares.

Liquidity, Going Concern and Management’s Plan

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, including our Lines of Credit (defined below). Our principal uses of cash have included cash used in operations, product development, payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain income from operations.

Going Concern

At March 31, 2018, we had a working capital deficit of approximately $3,452,000. Our principal sources of liquidity at March 31, 2018 consisted of approximately $4,558,000 of cash and $284,000 of trade accounts receivable.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 19, 2018.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any other future periods.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

 Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s wholly-owned subsidiaries are: XImage Corporation, a California Corporation; ImageWare Systems ID Group, Inc., a Delaware corporation (formerly Imaging Technology Corporation): I.W. Systems Canada Company, a Nova Scotia unlimited liability company; ImageWare Digital Photography Systems, LLC, a Nevada limited liability company (formerly Castleworks LLC); Digital Imaging International GmbH, a company formed under German laws; and Image Ware Mexico S de RL de CV, a company formed under Mexican laws. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, inventory carrying values, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of Exchanged Preferred (defined below), assumptions used in the application of revenue recognition policies and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expense, deferred revenue and lines of credit payable to related parties, the carrying amounts approximate fair value due to their relatively short maturities.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method.

In accordance with ASC 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The core principle of the standard is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following five step model:

1.
Identify the contract with the customer;
2.
Identify the performance obligation in the contract;
3.
Determine the transaction price;
4.
Allocate the transaction price to the performance obligations in the contract; and
5.
Recognize revenue when (or as) each performance obligation is satisfied.

At contract inception, we assess the goods and services promised in a contract with a customer and identify as a performance obligation each promise to transfer to the customer either: (i) a good or service (or a bundle of goods or services) that is distinct or (ii) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. We recognize revenue only when we satisfy a performance obligation by transferring a promised good or service to a customer.

Determining the timing of the satisfaction of performance obligations as well as the transaction price and the amounts allocated to performance obligations requires judgement.

We disclose disaggregation of our customer revenue by classes of similar products and services as follows:

●
Software licensing and royalties;
●
Sales of computer hardware and identification media;
●
Services; and
●
Post-contract customer support.

Software licensing and royalties

Software licenses consist of revenue from the sale of software for identity management applications. Our software licenses are functional intellectual property and typically provide customers with the right to use our software in perpetuity as it exists when made available to the customer. We recognize revenue from software licensing at a point in time upon delivery, provided all other revenue recognition criteria are met.

Royalties consist of revenue from usage-based arrangements and guaranteed minimum-based arrangements. We recognize revenue for royalty arrangements at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied.

Computer hardware and identification media

We generate revenue from the sale of computer hardware and identification media. Revenue for these items is recognized upon delivery of these products to the customer, provided all other revenue recognition criteria are met.

Services

Services revenue is comprised primarily of software customization services, software integration services, system installation services and customer training. Revenue is generally recognized upon completion of services and customer acceptance provided all other revenue recognition criteria are met.

Post-contract customer support (“PCS”)

Post contract customer support consists of maintenance on software and hardware for our identity management solutions. We recognize PCS revenue from periodic maintenance agreements. Revenue is generally recognized ratably over the respective maintenance periods provided no significant obligations remain. Costs related to such contracts are expensed as incurred.

Arrangements with multiple performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. In addition to selling software licenses, hardware and identification media, services and post-contract customer support on a standalone basis, certain contracts include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on our best estimate of the relative standalone selling price. The standalone selling price for a performance obligation is the price at which we would sell a promised good or service separately to a customer. The primary methods used to estimate standalone selling price are as follows: (i) the expected cost-plus margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service and (ii) the percent discount off of list price approach.

Contract costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less.

Other items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The adoption of ASC 606 as of January 1, 2018 resulted in a cumulative positive adjustment to beginning accumulated deficit and accounts receivable of approximately $95,000. For the three months ended March 31, 2018, the adoption of ASC 606 resulted in a reduction in royalty revenue of approximately $28,000. The following table sets forth our disaggregated revenue for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Net Revenue	2018	2017
(dollars in thousands)

Software and royalties	$84	$189
Hardware and consumables	1	47
Services	12	37
Maintenance	619	655
Total revenue	$716	$928

Customer Concentration

For the three months ended March 31, 2018, two customers accounted for approximately 38% or $275,000 of our total revenue and had trade receivables at March 31, 2018 of $74,000.

For the three months ended March 31, 2017, two customers accounted for approximately 32% or $299,000 of our total revenue and had trade receivables at March 31, 2017 of $67,000.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies, which are adopted by us as of the specified effective date. Unless otherwise discussed, the Company’s management believes the impact of recently issued standards not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and anticipates commencement of adoption planning in the third fiscal quarter of 2018.

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

FASB ASU No. 2017-07. Effective January 1, 2018, we adopted ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Periodic Pension Cost and Net Periodic Postretirement Benefit Cost issued by the FASB which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted loss per share:
Net loss	$(3,583)	$(2,727)
Preferred dividends	(769)	(507)
Net loss available to common shareholders	$(4,352)	$(3,234)

Denominator for basic and dilutive loss per share — weighted-average shares outstanding	94,333,663	91,864,174
Net loss	$(0.04)	$(0.03)
Preferred dividends	(0.01)	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.05)	$(0.04)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities	Three Months Ended March 31,
	2018	2017

Related party lines of credit	5,325,651	3,450,940
Convertible redeemable preferred stock	26,630,458	11,710,102
Stock options	7,273,431	6,491,931
Warrants	230,000	175,000
Total potential dilutive securities	39,459,540	21,827,973

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $89,000 as of March 31, 2018 were comprised of work in process of $48,000 representing direct labor costs on in-process projects and finished goods of $41,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $43,000 as of March 31, 2017 were comprised of work in process of $37,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $90,000 and $93,000 as of March 31, 2018 and December 31, 2017, respectively, which includes accumulated amortization of $569,000 and $566,000 as of March 31, 2018 and December 31, 2017, respectively. Amortization expense for patent intangible assets was $3,000 for the three months ended March 31, 2018 and 2017. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 7.9 years.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2018 (nine months)	$9
2019	12
2020	12
2021	12
2022	12
Thereafter	33
Totals	$90

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of March 31, 2018 and December 31, 2017.

NOTE 5.  LINES OF CREDIT WITH RELATED PARTIES

Outstanding lines of credit consist of the following:

($ in thousands)	March 31, 2018	December 31, 2017
Lines of Credit with Related Parties
8% convertible lines of credit. Face value of advances under lines of credit $6,000 at March 31, 2018 and December 31, 2017. Discount on advances under lines of credit is $179 at March 31, 2018 and $226 at December 31, 2017. Maturity date is December 31, 2018.	$5,821	$5,774

Total lines of credit to related parties	5,821	5,774
Less current portion	(5,821)	(5,774)
Long-term lines of credit to related parties	$—	$—

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

The Company estimated the fair value of the Line of Credit Warrant using the Black-Scholes option pricing model using the following assumptions: term of two years, a risk-free interest rate of 2.58%, a dividend yield of 0%, and volatility of 79%. The Company recorded the fair value of the Line of Credit Warrant as a deferred financing fee of approximately $580,000 to be amortized over the life of the Goldman Line of Credit. The Company estimated the fair value of the Amendment Warrant using the Black-Scholes option pricing model using the following assumptions: term of one year, a risk-free interest rate of 2.58%, a dividend yield of 0% and volatility of 74%. The Company recorded the fair value of the Amendment Warrant as an additional deferred financing fee of approximately $127,000 to be amortized over the life of the Goldman Line of Credit.

During the three months ended March 31, 2018, the Company recorded an aggregate of approximately $2,000 in deferred financing fee amortization expense. During the three months ended March 31, 2017, the Company recorded an aggregate of approximately $5,000 in deferred financing fee amortization expense. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

In April 2014, the Company and Goldman entered into a further amendment to the Goldman Line of Credit to decrease the available borrowings to $3.0 million (the “Second Amendment”). Contemporaneous with the execution of the Second Amendment, the Company entered into a new unsecured line of credit with Charles Crocker, a member of the Company’s Board of Directors (“Crocker”), with available borrowings of up to $500,000 (the “Crocker LOC”), which amount was convertible into shares of the Company’s Common Stock for $2.25 per share. As a result of these amendments, total available borrowings under the lines of credit available to the Company remained unchanged an aggregate of $3.5 million. In connection with the Second Amendment, Goldman assigned and transferred to Crocker one-half of the Amendment Warrant.

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

In February 2015, as a result of the Series E Financing, the Company issued 1,978 shares of Series E Preferred to Goldman to satisfy $1,950,000 in principal borrowings under the Goldman Line of Credit, plus approximately $28,000 in accrued interest. As a result of the Series E Financing, the Company’s borrowing capacity under the Goldman Line of Credit was reduced to $3,050,000 with the maturity date unchanged and the Crocker LOC was terminated in accordance with its terms.

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

Contemporaneous with the execution of the Fourth Amendment, the Company entered into a new $500,000 line of credit with Crocker (the “New Crocker LOC”) with available borrowings of up to $500,000, which replaced the original Crocker LOC that terminated as a result of the consummation of the Series E Financing. Similar to the Fourth Amendment, the New Crocker LOC originally matured on June 30, 2017, and provided for the conversion of the outstanding balance due under the terms of the New Crocker LOC into that number of fully paid and non-assessable shares of the Company’s Common Stock as is equal to the quotient obtained by dividing the outstanding balance by $1.25.

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

On May 10, 2017, Goldman and Crocker agreed to further extend the maturity dates of the Goldman Line of Credit and the New Crocker Line of Credit (collectively, the “Lines of Credit”) to December 31, 2018.

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

The Company incurred no additional borrowings under the Lines of Credit during the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company incurred approximately $130,000 in accrued unpaid interest under the terms of the Lines of Credit. As a result of this interest accrual, the Company recorded an additional $10,000 in debt discount attributable to beneficial conversion feature and accreted approximately $59,000 of debt discount. During the three months ended March 31, 2017, the Company recorded approximately $125,000 in debt discount attributable to beneficial conversion feature and accreted approximately $35,000 of the note discount. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

NOTE 6.  EQUITY

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock.” The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series A Convertible Preferred Stock

On September 15, 2017, the Company filed the Certificate of Designations of the Series A Preferred with the Delaware Secretary of State, designating 31,021 shares of the Company’s preferred stock, par value $0.01 per share, as Series A Preferred. Shares of Series A Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay accrued dividends in cash, and 10% per annum if the Company chooses to pay accrued dividends in shares of Common Stock. Each share of Series A Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Liquidation Preference, divided by $1.15 (“Conversion Shares”). Each holder of the Series A Preferred is entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis.

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

Concurrently with the Series A Financing, the Company entered into Exchange Agreements with holders of all outstanding shares of the Company’s Series E Convertible Preferred Stock, all outstanding shares of the Company’s Series F Convertible Preferred Stock and all outstanding shares of the Company's Series G Convertible Preferred Stock (collectively, the “Exchanged Preferred”), pursuant to which the holders thereof agreed to cancel their respective shares of Exchanged Preferred in exchange for shares of Series A Preferred (the “Preferred Stock Exchange”). As a result of the Preferred Stock Exchange, the Company issued to the holders of the Exchanged Preferred an aggregate total of 20,021 shares of Series A Preferred.

The Company evaluated the Preferred Stock Exchange and determined that the Preferred Stock Exchange was both an induced conversion and an extinguishment transaction. Using the guidance in ASC 260-10-S99-2, Earnings Per Share – SEC Materials – SEC Staff Announcement: The Effect on the Calculations of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock and ASC 470-50, Debt – Modifications and Extinguishments, the Company recorded the fair value differential of the Exchanged Preferred as adjustments within Shareholders’ Deficit and in the computation of Net Loss Available to Common Shareholders in the computation of basic and diluted loss per share. The Company utilized the services an independent third-party valuation firm to perform the computation of the fair value of the Exchanged Preferred. Based on the fair value using these methodologies, the Company recorded approximately $1,245,000 in fair value differential as adjustments within Shareholders’ Deficit in the Company’s Condensed Consolidated Balance Sheet for the year ended December 31, 2017.

The Company had 30,571 shares and 31,021 shares of Series A Preferred outstanding as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had cumulative undeclared dividends of $0. During the three months ended March 31, 2018 certain holders of Series A Preferred converted 450 shares of Series A Preferred into 391,304 shares of the Company’s Common Stock. The Company issued the holders of Series A Preferred 472,562 shares of Common Stock on March 31, 2018 as payment of dividends due on that date.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding as of March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2018, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively. There were no conversions of Series B Preferred into Common Stock during the three months ended March 31, 2018 and 2017.

Common Stock

On February 8, 2018, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation, as amended, to increase the authorized number of shares of its Common Stock to 175,000,000 from 150,000,000 shares.

 The following table summarizes Common Stock activity for the three months ended March 31, 2018:

Common Stock
Shares outstanding at December 31, 2017	94,167,836
Shares issued as payment of stock dividend on Series A Preferred	472,562
Shares issued pursuant to conversion of Series A Preferred	391,304
Shares issued pursuant to option exercises	83,169
Shares outstanding at March 31, 2018	95,114,871

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2017	230,000	$0.91
Granted	—	—
Expired/Canceled	—	—
Exercised	—	—
Balance at March 31, 2018	230,000	$0.91

As of March 31, 2018, warrants to purchase 230,000 shares of Common Stock at an exercise prices ranging from $0.80 to $1.17 were outstanding. All warrants are exercisable as of March 31, 2018 and expire as of September 11, 2019, except for an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events. The intrinsic value of warrants outstanding at March 31, 2018 was approximately $158,000.

Stock-Based Compensation

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at March 31, 2018 was 837,177.

The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital. Stock-based compensation expense related to equity options was approximately $273,000 and $274,000 for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s Common Stock issued to certain members of the Company’s Board of Directors in return for their service (disclosed more fully below) was approximately $62,000 and $35,000 for the three months ended March 31, 2018 and 2017, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three months ended March 31, 2018 and 2017 ranged from 58% to 64%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the three months ended March 30, 2018 and 2017 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three months ended March 31, 2018 and 2017 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2017	6,093,512	$1.23
Granted	1,303,000	$1.76
Expired/Cancelled	(39,912)	$1.34
Exercised	(83,169)	$1.05
Balance at March 31, 2018	7,273,431	$1.32

The intrinsic value of options exercisable at March 31, 2018 was approximately $2,409,000. The aggregate intrinsic value for all options outstanding as of March 31, 2018 was approximately $2,577,000. The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2018 was $0.99. At March 31, 2018, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,780,000 which will be recognized over a weighted-average period of 1.87 years.

In January 2018, the Company issued an aggregate of 324,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service on the Board from January 1, 2018 through December 31, 2018. Such options vest at the rate of 27,000 options per month on the last day of each month during the 2018 year. The options have an exercise price of $1.75 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of $62,000 during the three months ended March 31, 2018 based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

Stock-based compensation related to equity options, including options granted to certain members of the Company’s Board of Directors, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$5	$5
General and administrative	216	164
Sales and marketing	60	55
Research and development	54	50
Total	$335	$274

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

	Fair Value at March 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,852	$1,852	$—	$—
Totals	$1,852	$1,852	$—	$—

	Fair Value at December 31, 2017
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,806	$1,806	$—	$—
Totals	$1,806	$1,806	$—	$—

NOTE 8.  RELATED PARTY TRANSACTIONS

Lines of Credit

The Company has certain Lines of Credit extended by certain members of the Company’s Board of Directors. For a more detailed discussion of the Company’s Lines of Credit, see Note 5, “Lines of Credit.”  As of March 31, 2018, the Company had borrowed $5,500,000 under the terms of the Goldman LOC and $500,000 under the terms of the New Crocker LOC. Each of Messrs. Goldman and Crocker are members of the Board of Directors of the Company.

Series A Financing

Messrs. Miller and Goldman, Wayne Wetherell, the Company’s Chief Financial Officer, Robert T. Clutterbuck and Charles Frischer, two directors appointed as members of the Company’s Board of Directors in connection with the Series A Financing during 2017, purchased an aggregate of 1,450 Series A Preferred in connection with the Series A Financing resulting in gross proceeds of $1,450,000 to the Company. Messrs. Goldman, Clutterbuck and Frischer also exchanged an aggregate 11,364 shares of Series E Preferred, Series F Preferred and Series G Preferred for 11,364 shares of Series A Preferred in connection with the Series A Financing.

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

Effective September 15, 2017, the employment agreements for the Company’s Chief Executive Officer and Chief Technical Officer were amended to extend the term of each executive officer's employment agreement until December 31, 2018.

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

Leases

The Company’s corporate headquarters are located in San Diego, California, where we occupy 9,927 square feet of office space. This facility’s lease was renewed in September 2017 through October 2018 at a cost of approximately $30,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at March 31, 2018:

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

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2017.

 At March 31, 2018, future minimum lease payments are as follows:

($ in thousands)
2018 (nine months)	$444
2019	283
2020	290
2021	271
2022	271
Thereafter	46
Total	$1,605

 Rental expense incurred under operating leases for the three months ended March 31, 2018 and 2017 was approximately $171,000 and $125,000, respectively.

NOTE 10. SUBSEQUENT EVENTS

During April 2018, the Company issued 52,088 shares of its Common Stock pursuant to the exercise of 52,088 options resulting in cash proceeds to the Company of approximately $59,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Developments

              On February 8, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation, as amended, to increase the authorized number of shares of its common stock, par value $0.01 per share (“Common Stock”), to 175,000,000 from 150,000,000 shares.

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the consolidated financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application.

Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, accounting for loss contingencies, recoverability of goodwill and acquired intangible assets and amortization periods, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value differential of the Preferred Stock Exchange, assumptions used in the application of revenue recognition policies and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Other than the adoption of ASC 606 “Revenue from Contracts with Customers”, management believes there have been no material changes during the three months ended March 31, 2018 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 2 “Significant Accounting Policies and Basis of Presentation” for a detailed discussion of this critical accounting policy.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Product Revenue
	Three Months Ended March 31,
Net Product Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$84	$189	$(105)	(56)%
Percentage of total net product revenue	87%	69%
Hardware and consumables	$1	$47	$(46)	(98)%
Percentage of total net product revenue	1%	17%
Services	$12	$37	$(25)	(68)%
Percentage of total net product revenue	12%	14%
Total net product revenue	$97	$273	$(176)	(64)%

Software and royalty revenue decreased 56% or approximately $105,000 during the three months ended March 31, 2018 as compared to the corresponding period in 2017. This decrease is attributable to lower identification project related revenue of approximately $17,000, lower sales of boxed identity management software sold through our distribution channel of approximately $40,000, lower royalty revenue of approximately $43,000 and lower law enforcement project related revenue of approximately $5,000. The decrease in identification project related revenue is reflective of the timing of our completion of in-process projects. The decrease in boxed identity management software sold through distribution channel reflects lower procurement from two of our channel partners and the decrease in royalty revenue results primarily from revenue recognition timing differences due to the adoption of ASC 606 – Revenue from Contracts with Customers effective January 1, 2018.

Revenue from the sale of hardware and consumables decreased approximately $46,000 during the three months ended March 31, 2018 as compared to the corresponding period in 2017 due to a decrease in project related solutions containing hardware and consumables and a decrease in replacement hardware procurement by our customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $25,000 during the three months ended March 31, 2018 as compared to the corresponding period of 2017 due to a decrease in the service element of project related work completed during the three months ended March 31, 2018.

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

During the three months ended March 31, 2018, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the first quarter we saw several customers implement GoVerify ID®, our cloud based mobile biometric  authentication software as a service and began to onboard identities on a small scale.  We are being told by our partners that we should expect to see additional implementations throughout the year with growing numbers of identities under management.

 Maintenance Revenue
	Three Months Ended March 31,
Maintenance Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$619	$655	$(36)	(5)%

Maintenance revenue was approximately $619,000 for the three months ended March 31, 2018, as compared to approximately $655,000 for the corresponding period in 2017. Identity management maintenance revenue generated from identification software solutions was approximately $295,000 for the three months ended March 31, 2018 as compared to approximately $304,000 during the comparable period in 2017. Law enforcement maintenance revenue was approximately $324,000 and $351,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease of $9,000 in identification software maintenance revenue for the three months ended March 31, 2018 as compared to the corresponding period of 2017 and the decrease of $27,000 in law enforcement maintenance revenue reflects the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue
	Three Months Ended March 31,
Cost of Product Revenue:	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$5	$11	$(6)	(55)%
Percentage of software and royalty product revenue	6%	6%
Hardware and consumables	$6	$37	$(31)	(84)%
Percentage of hardware and consumables product revenue	600%	79%
Services	$15	$6	$9	150%
Percentage of services product revenue	125%	16%
Total product cost of revenue	$26	$54	$(28)	(52)%
Percentage of total product revenue	27%	20%

The cost of hardware and consumable product revenue decreased approximately $31,000 for the three months ended March 31, 2018 as compared to the corresponding period in 2017 due primarily to lower hardware and consumable product revenue of approximately $46,000 during the 2018 period.

The cost of services revenue increased approximately $9,000 during the three months ended March 31, 2018 as compared to the corresponding period in 2017 despite lower service revenue of approximately $25,000. This increase reflects the write-off of approximately $15,000 in non-recoverable project costs incurred due to implementation difficulties combined with the composition of labor resources utilized in the completion of the service element. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue
	Three Months Ended March 31,
Maintenance cost of revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Total maintenance cost of revenue	$222	$208	$14	7%
Percentage of total maintenance revenue	36%	32%

 Cost of maintenance revenue increased approximately $14,000 during the three months ended March 31, 2018 as compared to the corresponding period in 2017. This increase is reflective of higher replacement hardware costs incurred during the three months ended March 31, 2018 as compared to the corresponding period in 2017 combined with lower higher maintenance labor costs incurred during the same period due primarily to the composition of engineering resources used in the provision of maintenance services.

 Product Gross Profit
	Three Months Ended March 31,
Product gross profit	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$79	$178	$(99)	(56)%
Percentage of software and royalty product revenue	94%	94%
Hardware and consumables	$(5)	$10	$(15)	(150)%
Percentage of hardware and consumables product revenue	(500)%	21%
Services	$(3)	$31	$(34)	(110)%
Percentage of services product revenue	(25)%	84%
Total product gross profit	$71	$219	$(148)	(68)%
Percentage of total product revenue	73%	80%

Software and royalty gross profit decreased 56% or approximately $99,000 for the three months ended March 31, 2018 from the corresponding period in 2017 due primarily to lower software and royalty revenue of approximately $105,000 combined with lower software and royalty cost of revenue of $6,000 for the same period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third -party software license content included in product sales during a given period.

Services gross profit decreased approximately $34,000 for the three months ended March 31, 2018 as compared to the corresponding period in 2017 due to lower service revenue of approximately $25,000 for the three months ended March 31, 2018 as compared to the corresponding period in 2017, combined with higher costs of service revenue of approximately $9,000 for the three months ended March 31, 2018 as compared to the corresponding period in 2017. These higher costs reflect the write-off of approximately $15,000 in non-recoverable project costs incurred due to implementation difficulties.

Maintenance Gross Profit
	Three Months Ended March 31,
Maintenance gross profit	2018	2017	$ Change	% Change
(dollars in thousands)

Total maintenance gross profit	$397	$447	$(50)	(11)%
Percentage of total maintenance revenue	70%	68%

Gross profit related to maintenance revenue decreased 11% or approximately $50,000 for the three months ended March 31, 2018 as compared to the corresponding period in 2017. This decrease reflects lower maintenance revenue of approximately $36,000 due to the cancellation of certain contracts combined with higher cost of maintenance revenue of approximately $14,000 due to the incurrence of certain hardware replacement costs combined with higher maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

 Operating Expense
	Three Months Ended March 31,
Operating expense	2018	2017	$ Change	% Change
(dollars in thousands)

General and administrative	$1,206	$967	$239	25%
Percentage of total net revenue	168%	104%
Sales and marketing	$861	$761	$100	13%
Percentage of total net revenue	120%	82%
Research and development	$1,799	$1,541	$258	17%
Percentage of total net revenue	251%	166%
Depreciation and amortization	$12	$21	$(9)	(43)%
Percentage of total net revenue	2%	2%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $239,000 during the three months ended March 31, 2018 as compared to the corresponding period in 2017 is comprised of the following major components:

●	Increase in personnel related expense of approximately $2,000;

●
Increases in professional services of approximately $180,000 which includes higher Board of Director fees of approximately $27,000 due to two additional members, higher patent-related fees of approximately $11,000, higher auditing fees of approximately $123,000, higher contractor fees of approximately $20,000, and higher general corporate expenses of approximately $10,000 offset by lower legal fees of approximately $6,000 and lower investor relations fees of approximately $5,000;

●	Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $32,000; and

●	Increase in stock-based compensation expense of approximately $25,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $100,000 during the three months ended March 31, 2018 as compared to the corresponding period in 2017 is primarily comprised of the following major components:

●	Increase in personnel related expense of approximately $122,000 driven primarily by headcount increases;

●
Decrease in contractor and contract services of approximately $17,000 resulting from decreased utilization of certain sales consultants of approximately $28,000 offset by increased marketing dues and subscription expense and contract services of approximately $11,000;

●	Increase in travel, trade show expense and office related expense of approximately $14,000;

●	Decrease in advertising expense of approximately $33,000;

●	Increase in stock-based compensation expense of approximately $5,000; and

●	Increase in our Mexico sales office expense and other of approximately $9,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $258,000 for the three months ended March 31, 2018 as compared to the corresponding period in 2017 due primarily to the following major components:

●	Increase in personnel related expense of approximately $33,000 due to headcount increases;

●	Increase in contractor fees and contract services of approximately $165,000 for services related to the accelerated development of mobile identity management applications;

●	Increase in stock based-compensation expense of approximately $4,000; and

●	Increase in office related expense and engineering tools and supplies of approximately $56,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended March 31, 2018 and 2017, depreciation and amortization expense was approximately $12,000 and $21,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The decrease is reflective of the full depreciation of certain fixed assets.

Interest Expense, Net

For the three months ended March 31, 2018, we recognized interest expense of approximately $189,000 and interest income of approximately $16,000. For the three months ended March 31, 2017, we recognized interest expense of approximately $101,000 and interest income of approximately $1,000. Interest expense for the three months ended March 31, 2018 is comprised of approximately $2,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $130,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $57,000 related to the amortization of beneficial conversion feature related to the Lines of Credit.

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

 Lines of Credit

On March 9, 2016, the Company and Goldman entered into the fourth amendment (the “Fourth Amendment”) to the convertible promissory note and line of credit previously issued by the Company to Goldman on March 27, 2013 (the “Goldman LOC”). The Fourth Amendment (i) provides the Company with the ability to borrow up to $5.0 million under the terms of the Goldman LOC; (ii) permits Goldman to convert the outstanding principal, plus any accrued but unpaid interest due under the Goldman LOC (the “Outstanding Balance”), into shares of the Company’s Common Stock for $1.25 per share; and (iii) extends the maturity date of the Goldman LOC to June 30, 2017.

In addition, on March 9, 2016, the Company and Charles Crocker, also a director of the Company (“Crocker”), entered into a new line of credit and promissory note (the “New Crocker LOC”), in the principal amount of $500,000. The New Crocker LOC accrues interest at a rate of 8% per annum and matures on the earlier to occur of June 30, 2017 or such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. All outstanding amounts due under the terms of the New Crocker LOC are convertible into shares of the Company’s Common Stock at $1.25 per share.

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

As of March 31, 2018, we have aggregate borrowings outstanding under our Lines of Credit of $6,000,000 and related accrued unpaid interest of approximately $657,000. These amounts are due on December 31, 2018.

Going Concern

At March 31, 2018, we had a working capital deficit of approximately $3,452,000. Our principal sources of liquidity at March 31, 2018 consisted of cash of $4,558,000 and $284,000 of trade accounts receivable.

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

Operating Activities

We used net cash of $2,814,000 in operating activities for the three months ended March 31, 2018 as compared to net cash used of $2,600,000 during the comparable period in 2017. During the three months ended March 31, 2018, net cash used in operating activities consisted of net loss of $3,583,000 and an increase in working capital and other assets and liabilities of $363,000. Those amounts were in addition to $406,000 of non-cash costs including $335,000 in stock-based compensation, $59,000 in debt issuance cost amortization and beneficial conversion feature amortization and $12,000 in depreciation and amortization. During the three months ended March 31, 2018, we generated cash of $203,000 from reductions in current assets and generated cash of $160,000 through increases in current liabilities and deferred revenue, excluding debt.

Investing Activities

Net cash used in investing activities was $7,000 for the three months ended March 31, 2018 and $1,000 for the three months ended March 31, 2017. For the three months ended March 31, 2018, we used cash of $7,000 to fund capital expenditures of leasehold improvements. For the three months ended March 31, 2017, we used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $1,000.

Financing Activities

During the three months ended March 31, 2018, we generated cash of approximately $88,000 from the exercise of 83,169 options resulting in the issuance of 83,169 shares of Common Stock.  For the three months ended March 31, 2017, we generated cash of $1,500,000 from borrowings under our Lines of Credit and generated approximately $7,000 from the exercise of 17,000 option resulting in the issuance of 17,000 shares of Common Stock.

Debt

At March 31, 2018, the Company had $6,000,000 in outstanding debt under the terms of the Lines of Credit, and $657,000 in accrued but unpaid interest, as compared to $6,000,000 in outstanding debt and $527,000 in related accrued but unpaid interest at December 31, 2017.

Contractual Obligations

Total contractual obligations and commercial commitments as of March 31, 2018 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,605	444	844	317	—
Lines of credit payable to related parties	$6,657	6,657	—	—	—
Total	$8,262	7,101	844	317	—

Real Property Leases

The Company’s corporate headquarters are located in San Diego, California where we occupy 9,927 square feet of office space. This facility’s lease was renewed in September 2017 through October 2018 at a cost of approximately $30,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at March 31, 2018:

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

●	425 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month, on a month-to-month basis until terminated by either party.

At March 31, 2018, future minimum lease payments are as follows:

($ in thousands)
2018 (nine months)	$444
2019	$283
2020	$290
2021	$271
2022	$271
Thereafter	$46
Total	$1,605

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on March 19, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 10, 2018, there have been no material changes to the disclosures made in the above referenced Form 10-K.

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

Date: May 10, 2018	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 10, 2018	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)