Form 10-Q
period 2018-06-30
IMAGEWARE SYSTEMS INC
filed 2018-08-09
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock, with $0.01 par value, outstanding on August 6, 2018 was 95,829,155.

IMAGEWA RE SYSTEMS, INC.

-i-

PART I
ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,213	$7,317
Accounts receivable, net of allowance for doubtful accounts of $15 at June 30, 2018 and December 31, 2017.	672	458
Inventory, net	19	79
Other current assets	203	163
Total Current Assets	3,107	8,017

Property and equipment, net	31	43
Other assets	35	35
Intangible assets, net of accumulated amortization	87	93
Goodwill	3,416	3,416
Total Assets	$6,676	$11,604

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$390	$457
Deferred revenue	552	1,016
Accrued expense	781	658
Accrued interest payable to related parties	791	527
Convertible lines of credit to related parties, net of discount	5,871	5,774
Total Current Liabilities	8,385	8,432

Pension obligation	2,039	2,024
Total Liabilities	10,424	10,456

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 31,021 shares, 30,571 shares and 31,021 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; liquidation preference $30,571 and $31,021 at June 30, 2018 and December 31, 2017, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at June 30, 2018 and December 31, 2017; liquidation preference $620 at June 30, 2018 and at December 31, 2017.	2	2
Common Stock, $0.01 par value, 175,000,000 shares authorized; 95,835,859 and 94,174,540 shares issued at June 30, 2018 and December 31, 2017, respectively, and 95,829,155 and 94,167,836 shares outstanding at June 30, 2018 and December 31, 2017, respectively.	957	941
Additional paid-in capital	174,749	172,414
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,649)	(1,664)
Accumulated deficit	(177,743)	(170,481)
Total Shareholders’ Equity (Deficit)	(3,748)	1,148
Total Liabilities and Shareholders’ Equity (Deficit)	$6,676	$11,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product	$1,182	$407	$1,279	$680
Maintenance	703	653	1,322	1,309
	1,885	1,060	2,601	1,989
Cost of revenue:
Product	139	36	165	90
Maintenance	167	214	390	423
Gross profit	1,579	810	2,046	1,476

Operating expense:
General and administrative	987	965	2,190	1,934
Sales and marketing	816	702	1,680	1,463
Research and development	1,865	1,556	3,664	3,096
Depreciation and amortization	11	17	24	38
	3,679	3,240	7,558	6,531
Loss from operations	(2,100)	(2,430)	(5,512)	(5,055)

Interest expense, net	184	164	356	264
Other income, net	—	(50)	—	(50)
Loss before income taxes	(2,284)	(2,544)	(5,868)	(5,269)
Income tax expense	—	3	1	7
Net loss	(2,284)	(2,547)	(5,869)	(5,276)
Preferred dividends	(720)	(514)	(1,489)	(1,021)
Net loss available to common shareholders	$(3,004)	$(3,061)	$(7,358)	$(6,297)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.02)	$(0.03)	$(0.06)	$(0.06)
Preferred dividends	(0.01)	(0.00)	(0.02)	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.03)	$(0.08)	$(0.07)
Basic and diluted weighted-average shares outstanding	95,161,570	92,539,230	94,749,904	92,203,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,284)	$(2,547)	$(5,869)	$(5,276)
Other comprehensive income (loss):
Foreign currency translation adjustment	43	(61)	15	(78)
Comprehensive loss	$(2,241)	$(2,608)	$(5,854)	$(5,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,869)	$(5,276)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	24	38
Amortization of debt issuance costs and beneficial conversion feature	122	97
Provision for losses on accounts receivable	—	15
Stock-based compensation	708	550
Warrants issued in lieu of cash as compensation for services	9	—
Gain from sale of trademark	—	(50)
Change in assets and liabilities
Accounts receivable	(118)	(60)
Inventory	60	(30)
Other assets	(44)	(21)
Accounts payable	(67)	(82)
Deferred revenue	(464)	(438)
Accrued expense	389	192
Pension obligation	14	60
Total adjustments	633	271
Net cash used in operating activities	(5,236)	(5,005)

Cash flows from investing activities
Purchase of property and equipment	(7)	(1)
Proceeds received from sale of trademark	—	50
Net cash provided by (used in) investing activities	(7)	49

Cash flows from financing activities
Proceeds from exercised stock options	149	227
Proceeds from lines of credit, net	—	3,350
Dividends paid	(25)	(25)
Net cash provided by financing activities	124	3,552

Effect of exchange rate changes on cash	15	(78)

Net decrease in cash	(5,104)	(1,482)

Cash at beginning of period	7,317	1,586

Cash at end of period	$2,213	$104

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature on convertible related party lines of credit	$21	$281
Stock dividend on Convertible Redeemable Preferred Stock	$1,464	$996
Conversion of Convertible Preferred Stock into Common Stock	$4	$—

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

Liquidity, Going Concern and Management’s Plan

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, including our Lines of Credit (defined below). Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain income from operations.

Going Concern

At June 30, 2018, we had a working capital deficit of approximately $5,278,000. Our principal sources of liquidity at June 30, 2018 consisted of approximately $2,213,000 of cash and $672,000 of trade accounts receivable.

Considering our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management intends to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities, or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any other future periods.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

 Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s wholly-owned subsidiaries are: XImage Corporation, a California Corporation; ImageWare Systems ID Group, Inc., a Delaware corporation (formerly Imaging Technology Corporation); I.W. Systems Canada Company, a Nova Scotia unlimited liability company; ImageWare Digital Photography Systems, LLC, a Nevada limited liability company (formerly Castleworks LLC); Digital Imaging International GmbH, a company formed under German laws; and Image Ware Mexico S de RL de CV, a company formed under Mexican laws. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of Exchanged Preferred (defined below), assumptions used in the application of revenue recognition policies and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Arrangements with multiple performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. In addition to selling software licenses, hardware and identification media, services and post-contract customer support on a standalone basis, certain contracts include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on our best estimate of the relative standalone selling price. The standalone selling price for a performance obligation is the price at which we would sell a promised good or service separately to a customer. The primary methods used to estimate standalone selling price are as follows: (i) the expected cost-plus margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service and (ii) the percent discount off of list price approach.

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

The adoption of ASC 606 as of January 1, 2018 resulted in a cumulative positive adjustment to beginning accumulated deficit and accounts receivable of approximately $95,000. For the three and six months ended June 30, 2018, the adoption of ASC 606 resulted in a reduction in royalty revenue of approximately $28,000 and $56,000, respectively. The following table sets forth our disaggregated revenue for the three months and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenue	2018	2017	2018	2017
(dollars in thousands)

Software and royalties	$871	$319	$955	$508
Hardware and consumables	122	39	122	86
Services	189	49	202	86
Maintenance	703	653	1,322	1,309
Total revenue	$1,885	$1,060	$2,601	$1,989

Customer Concentration

For the three months ended June 30, 2018, two customers accounted for approximately 60% or $1,133,000 of our total revenue and had trade receivables at June 30, 2018 of $213,000.  For the six months ended June 30, 2018, one customer accounted for approximately 43% or $1,121,000 of our total revenue and had trade receivables at June 30, 2018 of $0.

For the three months ended June 30, 2017, one customer accounted for approximately 17% or $184,000 of our total revenue and had trade receivables at June 30, 2017 of $0.  For the six months ended June 30, 2017, one customer accounted for approximately 19% or $368,000 of our total revenue and had trade receivables at June 30, 2017 of $0.

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

FASB ASU No. 2017-07. Effective January 1, 2018, we adopted ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Periodic Pension Cost and Net Periodic Postretirement Benefit Cost issued by the FASB, which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

FASB ASU No. 2018-07. In June 2018, the FASB issued ASU 2018-07, “Shared-Based Payment Arrangements with Nonemployees” (Topic 505), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted if financial statements have not yet been issued. The Company is currently evaluating the impact of the adoption of ASU 2018-07 on the Company’s financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted loss per share:
Net loss	$(2,284)	$(2,547)	$(5,869)	$(5,276)
Preferred dividends	(720)	(514)	(1,489)	(1,021)

Net loss available to common shareholders	$(3,004)	$(3,061)	$(7,358)	$(6,297)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	95,161,570	92,539,230	94,749,904	92,203,567

Net loss	$(0.02)	$(0.03)	$(0.06)	$(0.06)
Preferred dividends	(0.01)	(0.00)	(0.02)	(0.01)

Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.03)	$(0.08)	$(0.07)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive securities	Three and Six Months Ended June 30,
	2018	2017

Related party lines of credit	5,432,579	5,016,236
Convertible redeemable preferred stock	26,629,507	11,709,151
Stock options	7,341,093	6,171,555
Warrants	270,000	175,000
Total potential dilutive securities	39,673,179	23,071,942

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $19,000 as of June 30, 2018 were comprised of work in process of $1,000 representing direct labor costs on in-process projects and finished goods of $18,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $53,000 as of June 30, 2017 were comprised of work in process of $47,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $87,000 and $93,000 as of June 30, 2018 and December 31, 2017, respectively, which includes accumulated amortization of $572,000 and $566,000 as of June 30, 2018 and December 31, 2017, respectively. Amortization expense for patent intangible assets was $2,000 and $7,000 for the three and six months ended June 30, 2018 and 2017, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 7.7 years.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2018 (six months)	$6
2019	12
2020	12
2021	12
2022	12
Thereafter	33
Totals	$87

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of June 30, 2018 and December 31, 2017.

NOTE 5.  LINES OF CREDIT WITH RELATED PARTIES

Outstanding lines of credit consist of the following:

($ in thousands)	June 30, 2018	December 31, 2017
Lines of Credit with Related Parties
8% convertible lines of credit. Face value of advances under lines of credit $6,000 at June 30, 2018 and December 31, 2017. Discount on advances under lines of credit is $129 at June 30, 2018 and $226 at December 31, 2017. Maturity date is December 31, 2018.	$5,871	$5,774

Total lines of credit to related parties	5,871	5,774
Less current portion	(5,871)	(5,774)
Long-term lines of credit to related parties	$—	$—

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

During the three and six months ended June 30, 2018, the Company recorded an aggregate of approximately $2,000 and $4,000 in deferred financing fee amortization expense, respectively. During the three and six months ended June 30, 2017, the Company recorded an aggregate of approximately $3,000 and $8,000 in deferred financing fee amortization expense, respectively. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

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

In December 2014, the Company and Goldman entered into a further amendment to the Goldman Line of Credit to increase the available borrowing to $5.0 million and extend the maturity date of the Goldman Line of Credit to March 27, 2017 (the “Third Amendment”). Also, as a result of the Third Amendment, Goldman had the right to convert up to $2.5 million of outstanding principal, plus any accrued but unpaid interest (“Outstanding Balance”) into shares of the Company’s Common Stock for $0.95 per share, the next $500,000 Outstanding Balance into shares of Common Stock for $2.25 per share, and any remaining outstanding balance thereafter into shares of Common Stock for $2.30 per share. The Third Amendment also modified the definition of a “Qualified Financing” to mean a debt or equity financing resulting in gross proceeds to the Company of at least $5.0 million.

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

The Company evaluated the Lines of Credit and determined that the instruments contain a contingent beneficial conversion feature, i.e. an embedded conversion right that enables the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature is contingent, as the terms of the conversion do not permit the Company to compute the number of shares that the holder would receive if the contingent event occurs (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of future borrowings under the Line of Credit will be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date).

The Company incurred no additional borrowings under the Lines of Credit during the six months ended June 30, 2018. During the three and six months ended June 30, 2018, the Company incurred approximately $130,000 and $263,000, respectively, in accrued unpaid interest under the terms of the Lines of Credit. As a result of this interest accrual, during the three and six months ended June 30, 2018, the Company recorded an additional $10,000 and $21,000, respectively, in debt discount attributable to beneficial conversion feature. During the three and six months ended June 30, 2018, the Company accreted approximately $59,000 and $119,000, respectively, of debt discount. During the three and six months ended June 30, 2017, the Company recorded approximately $156,000 and $281,000, respectively in debt discount attributable to beneficial conversion feature and accreted approximately $55,000 and $90,000, respectively, of debt discount. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

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

The Company had 30,571 shares and 31,021 shares of Series A Preferred outstanding as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had cumulative undeclared dividends of $0. During the six months ended June 30, 2018 certain holders of Series A Preferred converted 450 shares of Series A Preferred into 391,304 shares of the Company’s Common Stock. The Company issued the holders of Series A Preferred 472,562 and 648,696 shares of Common Stock on March 31, 2018 and June 30, 2018, respectively, as payment of dividends due on that date.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred stock (“Series B Preferred”) outstanding as of June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, the Company had cumulative undeclared dividends of approximately $8,000. There were no conversions of Series B Preferred into Common Stock during the six months ended June 30, 2018 and 2017.

Common Stock

On February 8, 2018, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation, as amended, to increase the authorized number of shares of its Common Stock to 175,000,000 from 150,000,000 shares.

 The following table summarizes Common Stock activity for the six months ended June 30, 2018:

Common Stock
Shares outstanding at December 31, 2017	94,167,836
Shares issued as payment of stock dividend on Series A Preferred	1,121,258
Shares issued pursuant to conversion of Series A Preferred	391,304
Shares issued pursuant to option exercises	148,757
Shares outstanding at June 30, 2018	95,829,155

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2017	230,000	$0.91
Granted	40,000	1.46
Expired/Canceled	—	—
Exercised	—	—
Balance at June 30, 2018	270,000	$1.00

As of June 30, 2018, warrants to purchase 270,000 shares of Common Stock at an exercise prices ranging from $0.80 to $1.46 were outstanding. All warrants are exercisable as of June 30, 2018 except for an aggregate of 150,000 warrants, which become exercisable only upon the attainment of specified events and 20,000 warrants which become exercisable on June 7, 2019. Such warrants expire at various dates through June 6, 2020. The intrinsic value of warrants outstanding at June 30, 2018 was approximately $44,000.

In June 2018, the Company issued warrants to purchase 40,000 shares of Common Stock at an exercise price of $1.46 per share to a member of the Company’s Advisory Board. Such warrants have a two-year term with 50% immediately exercisable and the remaining 50% exercisable after one-year. Pursuant to this issuance, the Company recorded compensation expense of approximately $9,000 during the three months ended June 30, 2018 based on the grant-date fair value of the warrants determined using the Black-Scholes option-valuation model.

Stock-Based Compensation

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at June 30, 2018 was 703,927.

The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital. Stock-based compensation expense related to equity options was approximately $275,000 and $548,000 for the three and six months ended June 30, 2018, respectively. Stock-based compensation expense related to equity options was approximately $240,000 and $480,000 for the three and six months ended June 30, 2017, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s Common Stock issued to certain members of the Company’s Board of Directors in return for their service (disclosed more fully below) was approximately $98,000 and $160,000 for the three and six months ended June 30, 2018, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s Common Stock issued to certain members of the Company’s Board of Directors in return for their service was approximately $35,000 and $70,000 for the three and six months ended June 30, 2017, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the six months ended June 30, 2018 and 2017 ranged from 51% to 84%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the six months ended June 30, 2018 and 2017 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. The interest rate used in the Company’s Black-Scholes calculations for the six months ended June 30, 2018 and 2017 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2017	6,093,512	$1.23
Granted	1,455,500	$1.71
Expired/Cancelled	(59,162)	$1.39
Exercised	(148,757)	$1.00
Balance at June 30, 2018	7,341,093	$1.33

The intrinsic value of options exercisable at June 30, 2018 was approximately $742,000. The aggregate intrinsic value for all options outstanding as of June 30, 2018 was approximately $744,000. The weighted-average grant-date per share fair value of options granted during the three and six months ended June 30, 2018 was $0.75 and $0.97, respectively. The weighted-average grant-date per share fair value of options granted during the three and six months ended June 30, 2017 was $0.53 and $0.56, respectively. At June 30, 2018, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,515,000, which will be recognized over a weighted-average period of 2.3 years.

In January 2018, the Company issued an aggregate of 324,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service on the Board from January 1, 2018 through December 31, 2018. Such options vest at the rate of 27,000 options per month on the last day of each month during the 2018 year. The options have an exercise price of $1.75 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of $98,000 and $160,000 during the three and six months ended June 30, 2018 based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

Stock-based compensation related to equity options, including options granted to certain members of the Company’s Board of Directors, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$5	$5	$11	$10
General and administrative	246	165	462	329
Sales and marketing	63	55	123	110
Research and development	58	50	112	101

Total	$372	$275	$708	$550

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

	Fair Value at June 30, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,754	$1,754	$—	$—
Totals	$1,754	$1,754	$—	$—

	Fair Value at December 31, 2017
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,806	$1,806	$—	$—
Totals	$1,806	$1,806	$—	$—

NOTE 8.  RELATED PARTY TRANSACTIONS

Lines of Credit

The Company has certain Lines of Credit extended by certain members of the Company’s Board of Directors. For a more detailed discussion of the Company’s Lines of Credit, see Note 5, “Lines of Credit.” As of June 30, 2018, the Company had borrowed $5,500,000 under the terms of the Goldman LOC and $500,000 under the terms of the New Crocker LOC. Each of Messrs. Goldman and Crocker are members of the Board of Directors of the Company.

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

Effective September 15, 2017, the employment agreements for the Company’s Chief Executive Officer and Chief Technical Officer were amended to extend the term of each executive officer’s employment agreement until December 31, 2018.

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

Leases

The Company’s corporate headquarters are located in San Diego, California, where we occupy 9,927 square feet of office space. This facility’s lease was renewed in September 2017 through October 2018 at a cost of approximately $30,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at June 30, 2018:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $22,000 per month until the expiration of the lease on February 28, 2023; and

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2018.

 At June 30, 2018, future minimum lease payments are as follows:

($ in thousands)
2018 (six months)	$274
2019	282
2020	289
2021	271
2022	271
Thereafter	46
Total	$1,433

 Rental expense incurred under operating leases for the six months ended June 30, 2018 and 2017 was approximately $348,000 and $256,000, respectively.

In July 2018, the Company entered in a new leasing arrangement for 8,511 square feet of office space for its San Diego headquarters. The new lease commences on November 1, 2018 and terminates on April 30, 2025. Annual base rent over the lease term approximates $361,000 per year (which is not included in the future minimum lease payment totals above).

NOTE 10. SUBSEQUENT EVENTS

As described in Note 9, in July 2018, the Company entered into a new lease for 8,511 square feet of office space for the Company’s corporate headquarters in San Diego California. This facilities lease commences on November 1, 2018 and runs through April 30, 2025. Approximate annual rent over the life of the lease approximates $361,000.

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

The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere within this Quarterly Report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for our products, such as the timing of new product introductions by us and by our competitors and our customers’ political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

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

Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value differential of the Preferred Stock Exchange, assumptions used in the application of revenue recognition policies and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Other than the adoption of ASC 606 “Revenue from Contracts with Customers,” management believes there have been no material changes during the six months ended June 30, 2018 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 2 “Significant Accounting Policies and Basis of Presentation” for a detailed discussion of this critical accounting policy.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Product Revenue

	Three Months Ended June 30,
Net Product Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$871	$319	$552	173%
Percentage of total net product revenue	74%	78%
Hardware and consumables	$122	$39	$83	213%
Percentage of total net product revenue	10%	10%
Services	$189	$49	$140	286%
Percentage of total net product revenue	16%	12%
Total net product revenue	$1,182	$407	$775	190%

Software and royalty revenue increased 173% or approximately $552,000 during the three months ended June 30, 2018 as compared to the corresponding period in 2017. This increase is attributable to higher identification project related revenue of approximately $597,000 and higher law enforcement project related revenue of approximately $82,000, offset by lower sales of boxed identity management software sold through our distribution channel of approximately $7,000 and lower royalty revenue of approximately $120,000. The increase in identification project related revenue is reflective of additional software licenses sold into existing identification projects caused by increased end-user utilization. The decrease in boxed identity management software sold through our distribution channel reflects lower procurement from two of our channel partners and the decrease in royalty revenue results primarily from revenue recognition timing differences due to the adoption of ASC 606 – Revenue from Contracts with Customers effective January 1, 2018 combined with lower reported usage from certain customers.

Revenue from the sale of hardware and consumables increased approximately $83,000 during the three months ended June 30, 2018 as compared to the corresponding period in 2017 due to an increase in project related solutions containing hardware and consumables.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $140,000 during the three months ended June 30, 2018 as compared to the corresponding period of 2017 due to an increase in the service element of project related work completed during the three months ended June 30, 2018.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

During the three months ended June 30, 2018, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the second quarter we saw additional customers implement GoVerify ID®, our cloud based mobile biometric  authentication software as a service. Management believes that additional implementations will occur throughout the remainder of the year ended December 31, 2018, resulting in increased identities under management.

 Maintenance Revenue
	Three Months Ended June 30,
Maintenance Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$703	$653	$50	8%

Maintenance revenue was approximately $703,000 for the three months ended June 30, 2018, as compared to approximately $653,000 for the corresponding period in 2017. Identity management maintenance revenue generated from identification software solutions was approximately $381,000 for the three months ended June 30, 2018 as compared to approximately $308,000 during the comparable period in 2017. Law enforcement maintenance revenue was approximately $322,000 and $345,000 for the three months ended June 30, 2018 and 2017, respectively. The increase of $73,000 in identification software maintenance revenue for the three months ended June 30, 2018 as compared to the corresponding period of 2017 is due to the expansion of our installed base. The decrease of $23,000 in law enforcement maintenance revenue reflects the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Three Months Ended June 30,
Cost of Product Revenue:	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$2	$6	$(4)	(67)%
Percentage of software and royalty product revenue	0%	2%
Hardware and consumables	$77	$18	$59	328%
Percentage of hardware and consumables product revenue	63%	46%
Services	$60	$12	$48	400%
Percentage of services product revenue	32%	24%
Total product cost of revenue	$139	$36	$103	286%
Percentage of total product revenue	12%	9%

The cost of hardware and consumable product revenue increased approximately $59,000 for the three months ended June 30, 2018 as compared to the corresponding period in 2017 due primarily to higher hardware and consumable product revenue of approximately $83,000 during the 2018 period.

The cost of services revenue increased approximately $48,000 during the three months ended June 30, 2018 as compared to the corresponding period in 2017 due primarily to higher service revenue of approximately $140,000. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Three Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Total maintenance cost of revenue	$167	$214	(47)	(22)%
Percentage of total maintenance revenue	24%	33%

 Cost of maintenance revenue decreased approximately $47,000 during the three months ended June 30, 2018 as compared to the corresponding period in 2017. This decrease is reflective of lower maintenance labor costs incurred during the three months ended June 30, 2018 as compared to the corresponding period in 2017 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

 Product Gross Profit

	Three Months Ended June 30,
Product gross profit	2018	2017	$ Change	% Change
(dollars in thousands)
Software and royalties	$869	$313	$556	178%
Percentage of software and royalty product revenue	100%	98%
Hardware and consumables	$45	$21	$24	114%
Percentage of hardware and consumables product revenue	37%	54%
Services	$129	$37	$92	249%
Percentage of services product revenue	68%	76%
Total product gross profit	$1,043	$371	$672	181%
Percentage of total product revenue	88%	91%

Software and royalty gross profit increased 178% or approximately $556,000 for the three months ended June 30, 2018 from the corresponding period in 2017 due primarily to higher software and royalty revenue of approximately $552,000 combined with lower software and royalty cost of revenue of $4,000 for the same period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Services gross profit increased approximately $92,000 for the three months ended June 30, 2018 as compared to the corresponding period in 2017 due to higher service revenue of approximately $140,000 for the three months ended June 30, 2018 as compared to the corresponding period in 2017, combined with higher costs of service revenue of approximately $48,000 for the three months ended June 30, 2018 as compared to the corresponding period in 2017.

Maintenance Gross Profit

Maintenance gross profit	Three Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change

Total maintenance gross profit	$536	$439	$97	22%
Percentage of total maintenance revenue	76%	67%

Gross profit related to maintenance revenue increased 22% or approximately $97,000 for the three months ended June 30, 2018 as compared to the corresponding period in 2017. This increase reflects higher maintenance revenue of approximately $50,000 due to the expansion of our installed base combined with lower cost of maintenance revenue of approximately $47,000 due primarily to headcount reductions combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

 Operating Expense

	Three Months Ended June 30,
Operating expense	2018	2017	$ Change	% Change
(dollars in thousands)

General and administrative	$987	$965	$22	2%
Percentage of total net revenue	52%	90%
Sales and marketing	$816	$702	$114	16%
Percentage of total net revenue	43%	66%
Research and development	$1,865	$1,556	$309	20%
Percentage of total net revenue	99%	1,320%
Depreciation and amortization	$11	$17	$(6)	(35)%
Percentage of total net revenue	1%	2%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $22,000 during the three months ended June 30, 2018 as compared to the corresponding period in 2017 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $15,000 due to headcount decreases;

●
Increases in professional services of approximately $94,000, which includes higher Board of Director fees of approximately $72,000 due to two additional members and compensation to a member of the advisory board, higher patent-related fees of approximately $5,000, higher auditing fees of approximately $19,000 and higher general corporate expense of approximately $2,000, offset by lower legal fees of approximately $1,000 and lower investor relations fees of approximately $3,000;

●
Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $22,000;

●
Decrease in financing expense of approximately $98,000; and

●
Increase in stock-based compensation expense of approximately $19,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $114,000 during the three months ended June 30, 2018 as compared to the corresponding period in 2017 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $110,000 driven primarily by headcount increases;

●
Increase in contractor and contract services of approximately $14,000 resulting from decreased utilization of certain sales consultants of approximately $34,000, offset by increased marketing dues and subscription expense and contract services of approximately $48,000;

●
Decrease in travel, trade show expense and office related expense of approximately $16,000;

●
Increase in stock-based compensation expense of approximately $8,000; and

●
Decrease in our Mexico sales office expense and other of approximately $2,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $309,000 for the three months ended June 30, 2018 as compared to the corresponding period in 2017 due primarily to the following major components:

●
Increase in personnel related expense of approximately $126,000 due to headcount increases;

●
Increase in contractor fees and contract services of approximately $148,000 for services related to the accelerated development of mobile identity management applications;

●
Increase in stock based-compensation expense of approximately $7,000; and

●
Increase in office related expense and engineering tools, supplies and other of approximately $28,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended June 30, 2018 and 2017, depreciation and amortization expense was approximately $11,000 and $17,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The decrease is reflective of the full depreciation of certain fixed assets.

Interest Expense, Net

For the three months ended June 30, 2018, we recognized interest expense of approximately $197,000 and interest income of approximately $13,000. For the three months ended June 30, 2017, we recognized interest expense of approximately $165,000 and interest income of approximately $1,000. Interest expense for the three months ended June 30, 2018 is comprised of approximately $2,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $134,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $61,000 related to the amortization of beneficial conversion feature related to the Lines of Credit.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Product Revenue

	Six Months Ended June 30,
Net Product Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$955	$508	$447	88%
Percentage of total net product revenue	74%	74%
Hardware and consumables	$122	$86	$36	42%
Percentage of total net product revenue	10%	13%
Services	$202	$86	$116	135%
Percentage of total net product revenue	16%	13%
Total net product revenue	$1,279	$680	$599	88%

Software and royalty revenue increased 88% or approximately $447,000 during the six months ended June 30, 2018 as compared to the corresponding period in 2017. This increase is attributable to higher identification project related revenue of approximately $579,000 and higher law enforcement project related revenue of approximately $78,000, offset by lower sales of boxed identity management software sold through our distribution channel of approximately $47,000 and lower royalty revenue of approximately $163,000. The increase in identification project related revenue and law enforcement project revenue is reflective of additional software licenses sold into existing identification projects caused by increased end-user utilization. The decrease in boxed identity management software sold through our distribution channel reflects lower procurement from two of our channel partners and the decrease in royalty revenue results primarily from revenue recognition timing differences due to the adoption of ASC 606 – Revenue from Contracts with Customers effective January 1, 2018 combined with lower reported usage from certain customers.

Revenue from the sale of hardware and consumables increased approximately $36,000 during the six months ended June 30, 2018 as compared to the corresponding period in 2017 due to an increase in project related solutions containing hardware and consumables and a decrease in replacement hardware procurement by our customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $116,000 during the six months ended June 30, 2018 as compared to the corresponding period of 2017 due to an increase in the service element of project related work completed during the six months ended June 30, 2018.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

During the six months ended June 30, 2018, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the second quarter we saw additional customers implement GoVerify ID®, our cloud based mobile biometric  authentication software as a service. Management believes that additional implementations will occur throughout the remainder of the year ended December 31, 2018, resulting in increased identities under management.

 Maintenance Revenue

	Six Months Ended June 30,
Maintenance Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$1,322	$1,309	$13	1%

Maintenance revenue was approximately $1,322,000 for the six months ended June 30, 2018, as compared to approximately $1,309,000 for the corresponding period in 2017. Identity management maintenance revenue generated from identification software solutions was approximately $675,000 for the six months ended June 30, 2018 as compared to approximately $613,000 during the comparable period in 2017. Law enforcement maintenance revenue was approximately $647,000 and $696,000 for the six months ended June 30, 2018 and 2017, respectively. The increase of $62,000 in identification software maintenance revenue for the six months ended June 30, 2018 as compared to the corresponding period of 2017 reflects the expansion of our installed base and the decrease of $49,000 in law enforcement maintenance revenue reflects the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Six Months Ended June 30,
Cost of Product Revenue:	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$8	$17	$(9)	(53)%
Percentage of software and royalty product revenue	1%	3%
Hardware and consumables	$82	$55	$27	49%
Percentage of hardware and consumables product revenue	67%	64%
Services	$75	$18	$57	317%
Percentage of services product revenue	37%	21%
Total product cost of revenue	$165	$90	$75	83%
Percentage of total product revenue	13%	13%

The cost of software and royalty product revenue decreased approximately $9,000 despite higher software and royalty revenue for the six months ended June 30, 2018 as compared to the corresponding period in 2017 due to the 2018 period containing significant software license revenue with no associated customization costs.

The cost of hardware and consumable product revenue increased approximately $27,000 for the six months ended June 30, 2018 as compared to the corresponding period in 2017 due primarily to higher hardware and consumable product revenue of approximately $36,000 during the 2018 period.

The cost of services revenue increased approximately $57,000 during the six months ended June 30, 2018 as compared to the corresponding period in 2017 due primarily to higher service revenue of approximately $116,000 combined with the write-off of approximately $15,000 in non-recoverable project costs incurred due to implementation difficulties combined with the composition of labor resources utilized in the completion of the service element. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Total maintenance cost of revenue	$390	$423	(33)	(8)%
Percentage of total maintenance revenue	30%	32%

 Cost of maintenance revenue decreased approximately $33,000 during the six months ended June 30, 2018 as compared to the corresponding period in 2017. This decrease is reflective of lower maintenance labor costs incurred during the six months ended June 30, 2018 as compared to the corresponding period in 2017 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

 Product Gross Profit

	Six Months Ended June 30,
Product gross profit	2018	2017	$ Change	% Change
(dollars in thousands)
Software and royalties	$947	$491	$456	93%
Percentage of software and royalty product revenue	99%	97%
Hardware and consumables	$40	$30	$10	33%
Percentage of hardware and consumables product revenue	33%	35%
Services	$127	$68	$59	87%
Percentage of services product revenue	63%	79%
Total product gross profit	$1,114	$589	$525	89%
Percentage of total product revenue	87%	87%

Software and royalty gross profit increased 93% or approximately $456,000 for the six months ended June 30, 2018 from the corresponding period in 2017 due primarily to higher software and royalty revenue of approximately $447,000 combined with lower software and royalty cost of revenue of $9,000 for the same period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third -party software license content included in product sales during a given period.

Services gross profit increased approximately $59,000 for the six months ended June 30, 2018 as compared to the corresponding period in 2017 due to higher service revenue of approximately $116,000 for the six months ended June 30, 2018 as compared to the corresponding period in 2017, combined with higher costs of service revenue of approximately $57,000 for the six months ended June 30, 2018 as compared to the corresponding period in 2017. These higher costs reflect the write-off of approximately $15,000 in non-recoverable project costs incurred due to implementation difficulties.

Maintenance Gross Profit

Maintenance gross profit	Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change

Total maintenance gross profit	$932	$886	$46	5%
Percentage of total maintenance revenue	70%	68%

Gross profit related to maintenance revenue increased 5% or approximately $46,000 for the six months ended June 30, 2018 as compared to the corresponding period in 2017. This increase reflects higher maintenance revenue of approximately $13,000 due to the expansion of our installed base combined with lower cost of maintenance revenue of approximately $33,000 due to headcount reductions in our customer service department combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

 Operating Expense

	Six Months Ended June 30,
Operating expense	2018	2017	$ Change	% Change
(dollars in thousands)

General and administrative	$2,190	$1,934	$256	13%
Percentage of total net revenue	84%	97%
Sales and marketing	$1,680	$1,463	$217	15%
Percentage of total net revenue	65%	74%
Research and development	$3,664	$3,096	$568	18%
Percentage of total net revenue	141%	156%
Depreciation and amortization	$24	$38	$(14)	(37)%
Percentage of total net revenue	1%	2%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $256,000 during the six months ended June 30, 2018 as compared to the corresponding period in 2017 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $13,000 due to reductions in headcount;

●
Increases in professional services of approximately $273,000, which includes higher Board of Director fees of approximately $99,000 due to additional members, higher patent-related fees of approximately $16,000, higher auditing fees of approximately $141,000, higher contractor fees of approximately $19,000, and higher general corporate expense of approximately $11,000, offset by lower legal fees of approximately $7,000 and lower investor relations fees of approximately $6,000;

●
Increase in travel, insurances, licenses, dues, rent, office related costs and other of approximately $51,000;

●
Decrease in financing expense of approximately $98,000; and

●
Increase in stock-based compensation expense of approximately $43,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $217,000 during the six months ended June 30, 2018 as compared to the corresponding period in 2017 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $233,000 driven primarily by headcount increases;

●
Decrease in contractor and contract services of approximately $3,000 resulting from decreased utilization of certain sales consultants of approximately $61,000, offset by increased marketing dues and subscription expense and contract services of approximately $58,000;

●
Decrease in travel, trade show expense and office related expense of approximately $30,000;

●
Increase in stock-based compensation expense of approximately $13,000; and

●
Increase in our Mexico sales office expense and other of approximately $4,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $568,000 for the six months ended June 30, 2018 as compared to the corresponding period in 2017 due primarily to the following major components:

●
Increase in personnel related expense of approximately $159,000 due to headcount increases;

●
Increase in contractor fees and contract services of approximately $313,000 for services related to the accelerated development of mobile identity management applications;

●
Increase in stock based-compensation expense of approximately $11,000; and

●
Increase in rent, office related expense and engineering tools and supplies of approximately $85,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the six months ended June 30, 2018 and 2017, depreciation and amortization expense was approximately $24,000 and $38,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The decrease is reflective of the full depreciation of certain fixed assets.

Interest Expense, Net

For the six months ended June 30, 2018, we recognized interest expense of approximately $386,000 and interest income of approximately $30,000. For the six months ended June 30, 2017, we recognized interest expense of approximately $266,000 and interest income of approximately $2,000. Interest expense for the six months ended June 30, 2018 is comprised of approximately $4,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $263,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $119,000 related to the amortization of beneficial conversion feature related to the Lines of Credit.

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

As of June 30, 2018, we have aggregate borrowings outstanding under our Lines of Credit of $6,000,000 and related accrued unpaid interest of approximately $791,000. These amounts are due on December 31, 2018.

Going Concern

At June 30, 2018, we had a working capital deficit of approximately $5,278,000. Our principal sources of liquidity at June 30, 2018 consisted of cash of $2,213,000 and $672,000 of trade accounts receivable.

Considering our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management intends to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities, or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Operating Activities

We used net cash of $5,236,000 in operating activities for the six months ended June 30, 2018 as compared to net cash used of $5,005,000 during the comparable period in 2017. During the six months ended June 30, 2018, net cash used in operating activities consisted of net loss of $5,869,000 and a decrease in working capital and other assets and liabilities of $230,000. Those amounts were offset by approximately $863,000 of non-cash costs, including $717,000 in stock-based compensation, $122,000 in debt issuance cost amortization and beneficial conversion feature amortization and $24,000 in depreciation and amortization. During the six months ended June 30, 2018, we used cash of $102,000 from increases in current assets and used cash of $128,000 through reductions in current liabilities and deferred revenue, excluding debt.

Investing Activities

Net cash used in investing activities was $7,000 for the six months ended June 30, 2018 as compared to net cash generated by investing activities of $49,000 for the six months ended June 30, 2017. For the six months ended June 30, 2018, we used cash of $7,000 to fund capital expenditures of leasehold improvements. For the six months ended June 30, 2017, we generated cash of $50,000 from the sale of one of our non-utilized trademarks and used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $1,000.

Financing Activities

During the six months ended June 30, 2018, we generated cash of approximately $149,000 from the exercise of 148,757 options resulting in the issuance of 148,757 shares of Common Stock.  During the six months ended June 30, 2018, we used cash of approximately $25,000 for the payment of dividends on our Series B Preferred stock. For the six months ended June 30, 2017, we generated cash of $3,350,000 from borrowings under our Lines of Credit and generated approximately $227,000 from the exercise of 322,000 option resulting in the Issuance of 322,000 shares of Common Stock. For the six months ended June 30, 2017, we used cash of approximately $25,000 for the payment of dividends on our Series B Preferred stock.

Debt

At June 30, 2018, the Company had $6,000,000 in outstanding debt under the terms of the Lines of Credit, and $791,000 in accrued but unpaid interest, as compared to $6,000,000 in outstanding debt and $527,000 in related accrued but unpaid interest at December 31, 2017.

Contractual Obligations

Total contractual obligations and commercial commitments as of June 30, 2018 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,433	274	842	317	—
Lines of credit payable to related parties	$6,791	6,791	—	—	—
Total	$8,224	7,065	842	317	—

Real Property Leases

Our corporate headquarters are located in San Diego, California, where we occupy 9,927 square feet of office space. This facility’s lease was renewed in September 2017 through October 2018 at a cost of approximately $30,000 per month. In addition to our corporate headquarters, we also occupied the following spaces at June 30, 2018:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $22,000 per month until the expiration of the lease on February 28, 2023; and

●
304 square feet of office space in Mexico City, Mexico, at a cost of approximately $3,000 per month until November 30, 2018.

At June 30, 2018, future minimum lease payments are as follows:

($ in thousands)
2018 (six months)	$274
2019	$282
2020	$289
2021	$271
2022	$271
Thereafter	$46
Total	$1,433

As more fully described in Note 10 to these condensed consolidated financial statements, in July 2018, the Company entered in a new leasing arrangement for 8,511 square feet of office space for its San Diego headquarters. The new lease commences on November 1, 2018 and terminates on April 30, 2025. Annual base rent over the lease term approximates $361,000 per year (which is not included in the above future minimum lease payment totals).

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on March 19, 2018, including the risk that we may be unable to extend approximately $6.7 million of debt outstanding under our Lines of Credit as of June 30, 2018, which debt matures on December 31, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 9, 2018, there have been no material changes to the disclosures made in the above referenced Form 10-K.

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

Date: August 9, 2018	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: August 9, 2018	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)