Form 10-Q
period 2018-09-30
IMAGEWARE SYSTEMS INC
filed 2018-11-14
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[  ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 001-15757

IMAGEWARE SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0224167
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

13500 Evening Creek Drive N., Suite 550
San Diego, CA 92127
(Address of Principal Executive Offices)

(858) 673-8600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes [   ]    No [X]

The number of shares of common stock, $0.01 par value, outstanding on November 13, 2018 was 96,799,821.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,058	$7,317
Accounts receivable, net of allowance for doubtful accounts of $15 at September 30, 2018 and December 31, 2017.	600	458
Inventory, net	15	79
Other current assets	246	163
Total Current Assets	9,919	8,017

Property and equipment, net	45	43
Other assets	289	35
Intangible assets, net of accumulated amortization	84	93
Goodwill	3,416	3,416
Total Assets	$13,753	$11,604

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$556	$457
Deferred revenue	1,489	1,016
Accrued expense	790	658
Accrued interest payable to related parties	—	527
Derivative liabilities	1,019	—
Convertible lines of credit to related parties, net of discount	—	5,774
Total Current Liabilities	3,854	8,432

Pension obligation	2,051	2,024
Total Liabilities	5,905	10,456

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 1,000 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; liquidation preference $10,000 and $0 at September 30, 2018 and December 31, 2017, respectively.	7,966	—

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares and 31,021 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; liquidation preference $37,467 and $31,021 at September 30, 2018 and December 31, 2017, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 239,400 shares issued outstanding at September 30, 2018 and December 31, 2017; liquidation preference $620 and $607 at September 30, 2018 and December 31, 2017, respectively.	2	2
Common Stock, $0.01 par value, 175,000,000 shares authorized; 96,724,430 and 94,174,540 shares issued at September 30, 2018 and December 31, 2017, respectively, and 96,717,726 and 94,167,836 shares outstanding at September 30, 2018 and December 31, 2017, respectively.	966	941
Additional paid-in capital	182,783	172,414
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,645)	(1,664)
Accumulated deficit	(182,160)	(170,481)
Total Shareholders’ Equity (Deficit)	(118)	1,148
Total Liabilities, Mezzanine Equity and Shareholders’ Equity (Deficit)	$13,753	$11,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product	$78	$425	$1,357	$1,105
Maintenance	658	659	1,980	1,967
	736	1,084	3,337	3,072
Cost of revenue:
Product	9	17	175	108
Maintenance	151	214	540	637
Gross profit	576	853	2,622	2,327

Operating expense:
General and administrative	981	881	3,172	2,815
Sales and marketing	920	656	2,600	2,119
Research and development	1,820	1,583	5,483	4,679
Depreciation and amortization	10	16	34	54
	3,731	3,136	11,289	9,667
Loss from operations	(3,155)	(2,283)	(8,667)	(7,340)

Interest expense, net	141	178	497	443
Change in fair value of derivative liabilities	186	—	186	—
Other income, net	—	(75)	—	(125)
Loss before income taxes	(3,482)	(2,386)	(9,350)	(7,658)
Income tax expense	—	4	1	10
Net loss	(3,482)	(2,390)	(9,351)	(7,668)
Preferred dividends	(949)	(553)	(2,437)	(1,575)
Preferred stock exchange	—	(1,245)	—	(1,245)
Net loss available to common shareholders	$(4,431)	$(4,188)	$(11,788)	$(10,488)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.04)	$(0.03)	$(0.10)	$(0.08)
Preferred dividends	(0.01)	(0.00)	(0.02)	(0.02)
Preferred stock exchange	(0.00)	(0.01)	(0.00)	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.05)	$(0.04)	$(0.12)	$(0.11)
Basic and diluted weighted-average shares outstanding	95,838,813	93,197,689	95,116,862	92,538,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Net loss	$(3,482)	$(2,390)	$(9,351)	$(7,668)
Other comprehensive income (loss):
Foreign currency translation adjustment	4	(41)	19	(119)
Comprehensive loss	$(3,478)	$(2,431)	$(9,332)	$(7,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$ (9,351)	$(7,668)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	34	54
Amortization of debt issuance costs and beneficial conversion feature	168	152
Reduction in accrued expense from the expiration of statute of limitations	—	(75)
Stock-based compensation	1,014	823
Warrants issued in lieu of cash as compensation for services	9	—
Change in fair value of derivative liabilities	186	—
Provision for losses on accounts receivable	—	15
Gain from sale of trademark	—	(50)
Change in assets and liabilities
Accounts receivable	(46)	55
Inventory	64	(77)
Other assets	(343)	(71)
Accounts payable	99	(26)
Deferred revenue	473	348
Accrued expense	502	291
Pension obligation	27	89
Total adjustments	2,187	1,528
Net cash used in operating activities	(7,164)	(6,140)

Cash flows from investing activities
Purchase of property and equipment	(27)	(1)
Proceeds received from sale of trademark	—	50
Net cash provided by (used in) investing activities	(27)	49

Cash flows from financing activities
Proceeds from exercised stock options	149	227
Proceeds from issuance of Series A Preferred stock, net of issuance costs	—	10,937
Proceeds from issuance of Series C Preferred stock, net of issuance costs	8,789	—
Proceeds from lines of credit, net	—	3,350
Dividends paid	(25)	(25)
Net cash provided by financing activities	8,913	14,489

Effect of exchange rate changes on cash	19	(118)

Net increase in cash	1,741	8,280
Cash at beginning of period	7,317	1,586
Cash at end of period	$9,058	$9,866

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature on convertible related party lines of credit	$30	$292
Stock dividends on Series A Convertible Redeemable Preferred Stock	$2,346	$1,575
Stock dividends on Series C Convertible Redeemable Preferred Stock	$53	$—
Preferred Stock Exchange	$—	$1,245
Exchange of related-party indebtedness for Series A Preferred Stock	$6,802	$—
Conversion of Convertible Preferred Stock into Common Stock	$4	$—
Accretion of discount on Series C Preferred Stock	$11	$—
Recognition of derivative liabilities on preferred stock issuance	$833	$—

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

Recent Developments

Creation of Series C Convertible Redeemable Preferred Stock

On September 10, 2018, the Company filed the Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, designating 1,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), each share with a stated value of $10,000 per share.

Series C Financing

From September 10, 2018 through September 21, 2018, the Company offered and sold an aggregate of 1,000 shares of Series C Preferred at a purchase price of $10,000 per share (the “Series C Financing”). The aggregate gross proceeds to the Company from the Series C Financing were approximately $10,000,000. Issuance costs incurred in conjunction with the Series C Financing were approximately $1,211,000, resulting in net proceeds to the Company of approximately $8,789,000.

Amendment to Certificate of Designations of Series A Convertible Preferred Stock

On September 10, 2018, the Company filed an Amendment to the Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, to increase the number of shares of Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred”), authorized for issuance thereunder to 38,000 shares, in order to permit the Debt Exchange (as defined below).

Debt Exchange

On September 10, 2018, the Company entered into exchange agreements (the “Exchange Agreements”) with Neal Goldman and Charles Crocker, pursuant to which Messrs. Goldman and Crocker agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective lines of credit for an aggregate of 6,896 shares of Series A Preferred (the “Debt Exchange”). As a result of the Debt Exchange, all indebtedness, liabilities and other obligations arising under the respective lines of credit were cancelled and deemed satisfied in full. Messrs. Goldman and Crocker are members of the Company’s Board of Directors and related parties.

Declaration of Special Dividend

Concurrently with the Series C Financing, the Company’s Board of Directors declared a special dividend (the “Special Dividend”) for holders of the Series A Preferred (each a “Holder”), pursuant to which each Holder received a warrant (“Dividend Warrant”) to purchase 39.87 shares of Company common stock, par value $0.01 per share (“Common Stock”), for every share of Series A Preferred held, which resulted in the issuance of Dividend Warrants to the Holders as a group to purchase an aggregate of 1,493,856 shares of Common Stock. Each Dividend Warrant has an exercise price of $0.01 per share, and is exercisable immediately upon issuance; provided, however, that a Dividend Warrant may only be exercised concurrently with the conversion of shares of Series A Preferred held by a Holder into shares of Common Stock. In addition, each Dividend Warrant held by a Holder shall expire on the earliest to occur of (i) the conversion of all Series A Preferred held by such Holder into Common Stock, (ii) the redemption by the Company of all outstanding shares of Series A Preferred held by such Holder, (iii) the Dividend Warrant no longer representing the right to purchase any shares of Common Stock, and (iv) the tenth anniversary of the date of issuance. The Company evaluated this warrant issuance in conjunction with the Series A Preferred Stock becoming junior to the Series C in liquidation preference and determined such warrants and changes in liquidation preference to be in effect a modification of the Series A Preferred Stock. To determine the effect of this modification, the Company, using fair value methodologies, determined the value of the Series A Preferred Stock both pre and post warrant issuance. The valuation indicated an increase in the fair value of the Series A Preferred post issuance of approximately $92,000. The Company recorded this incremental increase as a deemed dividend.

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

Going Concern

At September 30, 2018, we had positive working capital of approximately $6,065,000. Our principal sources of liquidity at September 30, 2018 consisted of approximately $9,058,000 of cash and $600,000 of trade accounts receivable.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018, or any other future periods.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series C Preferred Financing (defined below), fair value of Exchanged Preferred (defined below), assumptions used in the application of revenue recognition policies and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

At contract inception, we assess the goods and services promised in a contract with a customer and identify as a performance obligation each promise to transfer to the customer either: (i) a good or service (or a bundle of goods or services) that is distinct, or (ii) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. We recognize revenue only when we satisfy a performance obligation by transferring a promised good or service to a customer.

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

Arrangements with Multiple Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. In addition to selling software licenses, hardware and identification media, services and post-contract customer support on a standalone basis, certain contracts include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on our best estimate of the relative standalone selling price. The standalone selling price for a performance obligation is the price at which we would sell a promised good or service separately to a customer. The primary methods used to estimate standalone selling price are as follows: (i) the expected cost-plus margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service, and (ii) the percent discount off of list price approach.

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

The adoption of ASC 606 as of January 1, 2018 resulted in a cumulative positive adjustment to beginning accumulated deficit and accounts receivable of approximately $95,000. For the three and nine months ended September 30, 2018, the adoption of ASC 606 resulted in a reduction in royalty revenue of approximately $28,000 and $84,000, respectively. The following table sets forth our disaggregated revenue for the three months and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenue	2018	2017	2018	2017
(dollars in thousands)

Software and royalties	$61	$395	$1,015	$902
Hardware and consumables	7	1	130	87
Services	10	29	212	116
Maintenance	658	659	1,980	1,967
Total revenue	$736	$1,084	$3,337	$3,072

Customer Concentration

For the three months ended September 30, 2018, two customers accounted for approximately 41% or $302,000 of our total revenue and had trade receivables at September 30, 2018 of $51,000.  For the nine months ended September 30, 2018, one customer accounted for approximately 40% or $1,348,000 of our total revenue and had trade receivables at September 30, 2018 of $0.

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

FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and began commencement of adoption planning in the third fiscal quarter of 2018.

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

FASB ASU No. 2018-13. In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) —Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments in this update improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years ending after December 15, 2019. Early adoption is permitted. The adoption of this standard should be applied to all periods presented. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

FASB ASU No. 2018-14. In August 2018, the FASB issued ASU 2018-14, “Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this standard should be applied to all periods presented. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

FASB ASU No. 2018-15. In August 2018, the FASB issued ASU 2018-15, “Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years ending after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted loss per share:
Net loss	$(3,482)	$(2,390)	$(9,351)	$(7,668)
Preferred dividends	(949)	(553)	(2,437)	(1,575)
Preferred stock exchange	—	(1,245)	—	(1,245)

Net loss available to common shareholders	$(4,431)	$(4,188)	$(11,788)	$(10,488)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	95,838,813	93,197,689	95,116,862	92,538,582

Net loss	$(0.04)	$(0.03)	$(0.10)	$(0.08)
Preferred dividends	(0.01)	(0.00)	(0.02)	(0.02)
Preferred stock exchange	—	(0.01)	—	(0.01)

Basic and diluted loss per share available to common shareholders	$(0.05)	$(0.04)	$(0.12)	$(0.11)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive securities	Three and Nine Months Ended September 30,
	2018	2017

Related party lines of credit	—	5,118,066
Convertible redeemable preferred stock	42,627,000	27,021,784
Stock options	7,318,179	6,116,318
Warrants	1,763,856	150,000
Total potential dilutive securities	51,709,035	38,406,168

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $15,000 as of September 30, 2018 were comprised of work in process of $2,000 representing direct labor costs on in-process projects and finished goods of $13,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $79,000 as of December 31, 2017 were comprised of work in process of $30,000 representing direct labor costs on in-process projects and finished goods of $26,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $84,000 and $93,000 as of September 30, 2018 and December 31, 2017, respectively, which includes accumulated amortization of $575,000 and $566,000 as of September 30, 2018 and December 31, 2017, respectively. Amortization expense for patent intangible assets was $3,000 and $9,000 for the three and nine months ended September 30, 2018 and 2017, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 7.5 years.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2018 (three months)	$3
2019	12
2020	12
2021	12
2022	12
Thereafter	33
Totals	$84

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step was conducted by determining and comparing the fair value, employing the market approach, of the Company’s reporting unit to the carrying value of the reporting unit. The Company continues to have only one reporting unit, Identity Management. Based on the results of this impairment test, the Company determined that its goodwill was not impaired as of September 30, 2018 and December 31, 2017.

NOTE 5.  LINES OF CREDIT WITH RELATED PARTIES

Outstanding lines of credit consist of the following:

($ in thousands)	September 30, 2018	December 31, 2017
Lines of Credit with Related Parties
8% convertible lines of credit. Face value of advances under lines of credit $0 and $6,000 at September 30, 2018 and December 31, 2017, respectively. Discount on advances under lines of credit was $0 at September 30, 2018 and $226 at December 31, 2017. Maturity date was December 31, 2018; however, the lines of credit were terminated on September 10, 2018, as more thoroughly discussed below.	$—	$5,774

Total lines of credit to related parties	—	5,774
Less current portion	—	(5,774)
Long-term lines of credit to related parties	$—	$—

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

During the three and nine months ended September 30, 2018, the Company recorded an aggregate of approximately $2,000 and $6,000 in deferred financing fee amortization expense, respectively. During the three and nine months ended September 30, 2017, the Company recorded an aggregate of approximately $3,000 and $9,000 in deferred financing fee amortization expense, respectively. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

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

The Company evaluated the Lines of Credit and determined that the instruments contained a contingent beneficial conversion feature, i.e. an embedded conversion right that enabled the holder to obtain the underlying Common Stock at a price below market value. The beneficial conversion feature was contingent, as the terms of the conversion did not permit the Company to compute the number of shares that the holder would receive if the contingent event occurred (i.e. future borrowings under the Line of Credit). The Company has considered the accounting for this contingent beneficial conversion feature using the guidance in ASC 470, Debt. The guidance in ASC 470 states that a contingent beneficial conversion feature in an instrument shall not be recognized in earnings until the contingency is resolved. The beneficial conversion features of borrowings under the Line of Credit were to be measured using the intrinsic value calculated at the date the contingency is resolved using the conversion price and trading value of the Company’s Common Stock at the date the Lines of Credit were issued (commitment date).

  For the three and nine months ended September 30, 2018, the Company recorded approximately $9,000 and $30,000, respectively, in debt discount attributable to beneficial conversion feature and accreted approximately $44,000 and $162,000, respectively, of debt discount. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

 The Company incurred borrowings of $3,350,00 during the nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, the Company recorded approximately $292,000 in debt discount attributable to beneficial conversion feature and accreted approximately $53,000 and $143,000, respectively, of debt discount. Such expense is recorded as a component of interest expense in the Company’s condensed consolidated statements of operations.

The Company incurred no additional borrowings under the Lines of Credit during the nine months ended September 30, 2018. On September 10, 2018, the Company entered into the Exchange Agreements with Goldman and Crocker, pursuant to which Goldman and Crocker agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective Lines of Credit for an aggregate of 6,896 shares of the Company’s Series A Preferred. As a result of the Debt Exchange, all indebtedness, liabilities and other obligations arising under the Lines of Credit were terminated, cancelled and deemed satisfied in full. As a result, no future borrowings are available under the Lines of Credit and the Lines of Credit were terminated on September 10, 2018. Because Messrs. Goldman and Crocker are members of the Company’s Board of Directors and shareholders of the Company, they are considered related parties and the Debt Exchanage transaction is considered a capital transaction and is recorded within the equity accounts of the Company.

NOTE 6.  MEZZANINE EQUITY

Series C Convertible Redeemable Preferred Stock

On September 10, 2018, the Company filed the Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred stock (the “Series C COD”) with the Secretary of State for the State of Delaware – Division of Corporations, designating 1,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series C Preferred, each share with a stated value of $10,000 per share (the “Stated Value”). Shares of Series C Preferred accrue dividends cumulatively and are payable quarterly at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of Common Stock. Each share of Series C Preferred has a liquidation preference equal to the greater of (i) the Stated Value plus all accrued and unpaid dividends, and (ii) such amount per share as would have been payable had each share been converted into Common Stock immediately prior to the occurrence of a Liquidation Event or Deemed Liquidation Event. Each share of Series C Preferred is convertible into that number of shares of the Company’s Common Stock (“Conversion Shares”) equal to the Stated Value, divided by $1.00, which conversion rate is subject to adjustment in accordance with the terms of the Series C COD. Holders of Series C Preferred may elect to convert shares of Series C Preferred into Conversion Shares at any time. Holders of the Series C Preferred may also require the Company to redeem all or any portion of such holder’s shares of Series C Preferred at any time from and after the third anniversary of the issuance date or in the event of the consummation of a Change of Control (as such term is defined in the Series C COD). Subject to the terms and conditions set forth in the Series C COD, in the event the volume-weighted average price of the Company’s Common Stock is at least $3.00 per share (subject to adjustment in accordance with the terms of the Series C COD) for at least 20 consecutive trading days, the Company may convert all, but not less than all, issued and outstanding shares of Series C Preferred into Conversion Shares. In addition, in the event of a Change of Control, the Company will have the option to redeem all, but not less than all, issued and outstanding shares of Series C Preferred for 115% of the Liquidation Preference Amount per share. Holders of Series C Preferred will have the right to vote, on an as-converted basis, with the holders of the Company’s Common Stock on any matter presented to the Company’s stockholders for their action or consideration. Shares of Series C Preferred rank senior to the Company’s Common Stock and Series A Preferred, and junior to the Company’s Series B Preferred.

On September 10, 2018, the Company offered and sold a total of 890 shares of Series C Preferred at a purchase price of $10,000 per share, and on September 21, 2018, the Company offered and sold an additional 110 shares of Series C Preferred at a purchase price of $10,000 per share. The total gross proceeds to the Company from the Series C Financing were $10,000,000. Issuance costs incurred in conjunction with the Series C Financing were approximately $1,211,000. Such costs have been recorded as a discount on the Series C Preferred Stock and will be accreted to the point of earliest redemption which is the third anniversary of the Series C Financing or September 10, 2021 using the effective interest rate method. The accretion of these costs is recorded as a deemed dividend.

The Company had 1,000 shares of Series C Preferred outstanding as of September 30, 2018. The Company issued the holders of Series C Preferred 55,736 shares of Common Stock on September 30, 2018, as payment of dividends due on that date.

Guidance for accounting for freestanding financial instruments that contain characteristics of both liabilities and equity are contained in ASC 480, Distinguishing Liabilities From Equity and Accounting Series Release 268 (“ASR 268”) Redeemable Preferred Stocks. The Company evaluated the provisions of the Series C Preferred and determined that the provisions of the Series C Preferred grant the holders of the Series C Preferred a redemption right whereby the holders of the Series C Preferred may, at any time after the third anniversary of the Series C Preferred issuance, require the Company to redeem in cash any or all of the holder’s outstanding Series C Preferred at an amount equal to the Liquidation Preference Amount (“Liquidation Preference Amount”). The Liquidation Preference Amount is defined as the greater of the stated value of the Series C Preferred plus any accrued unpaid interest or such amount per share as would have been payable had each such share been converted into Common Stock. In the event of a Change of Control, the holders of Series C Preferred shall have the right to require the Company to redeem in cash all or any portion of such holder’s shares at the Liquidation Preference Amount. The Company has concluded that because the redemption features of the Series C Preferred are outside of the control of the Company, the instrument is to be recorded as temporary or mezzanine equity in accordance with the provisions of ASR 268.

The Company noted that the Series C Preferred Stock instrument was a hybrid instrument that contains several embedded features. In November 2014, the FASB issued ASU 2014-16 to amend ASC 815, “Derivatives and Hedging,” (“ASC 815”) and require the use of the whole instrument approach (described below) to determine whether the nature of the host contract in a hybrid instrument issued in the form of a share is more akin to debt or to equity. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015.

 The whole instrument approach requires an issuer or investor to consider the economic characteristics and risks of the entire hybrid instrument, including all of its stated and implied substantive terms and features. Under this approach, all stated and implied features, including the embedded feature being evaluated for bifurcation, must be considered. Each term and feature should be weighed based on the relevant facts and circumstances to determine the nature of the host contract. This approach results in a single, consistent determination of the nature of the host contract, which is then used to evaluate each embedded feature for bifurcation. That is, the host contract does not change as each feature is evaluated.

The revised guidance further clarifies that the existence or omission of any single feature, including an investor-held, fixed-price, noncontingent redemption option, does not determine the economic characteristics and risks of the host contract. Instead, an entity must base that determination on an evaluation of the entire hybrid instrument, including all substantive terms and features.

However, an individual term or feature may be weighed more heavily in the evaluation based on facts and circumstances. An evaluation of all relevant terms and features, including the circumstances surrounding the issuance or acquisition of the equity share, as well as the likelihood that an issuer or investor is expected to exercise any options within the host contract, to determine the nature of the host contract, requires judgement.

Using the whole instrument approach, the Company concluded that the host instrument is more akin to debt than equity as the majority of identified features contain more characteristics of debt.

The Company evaluated the identified embedded features of the Series C Preferred host instrument and determined that certain features meet the definition of and contained the characteristics of derivative financial instruments requiring bifurcation at fair value from the host instrument.

Accordingly, the Company has bifurcated from the Series C Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $833,000 at issuance and have been recorded as a discount to the Series C Preferred. Such amount will be accreted to the point of earliest redemption which is the third anniversary of the Series C Financing or September 10, 2021 using the effective interest rate method. The accretion of these features is recorded as a deemed dividend.

For the three and nine months ended September 30, 2018 the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $11,000 using the effective interest rate method.

NOTE 7.  DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging.” Under the provisions of ASC 815, the Company identified embedded features within the Series C Preferred host contract that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s condensed consolidated balance sheet under the caption “Derivative liabilities.” The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss. Such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s consolidated statement of operations. During the three and nine months ended September 30, 2018, the Company recorded an increase to these derivative liabilities using fair value methodologies of approximately $186,000.

NOTE 8.  EQUITY

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

On September 18, 2017, the Company offered and sold a total of 11,000 shares of Series A Preferred at a purchase price of $1,000 per share (the “Series A Financing”). The total net proceeds to the Company from the Series A Financing were approximately $10.9 million.

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

The Company evaluated the Preferred Stock Exchange and determined that the Preferred Stock Exchange was both an induced conversion and an extinguishment transaction. Using the guidance in ASC 260-10-S99-2, Earnings Per Share – SEC Materials – SEC Staff Announcement: The Effect on the Calculations of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock and ASC 470-50, Debt – Modifications and Extinguishments, the Company recorded the fair value differential of the Exchanged Preferred as adjustments within Shareholders’ Deficit and in the computation of Net Loss Available to Common Shareholders in the computation of basic and diluted loss per share. The Company performed the computation of the fair value of the Exchanged Preferred. Based on the fair value using these methodologies, the Company recorded approximately $1,245,000 in fair value differential as adjustments within Shareholders’ Deficit in the Company’s Condensed Consolidated Balance Sheet for the year ended December 31, 2017.

On September 10, 2018, the Company filed an Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock with the Delaware Division of Corporations to increase the number of shares of Series A Preferred authorized for issuance thereunder to 38,000 shares.

On September 10, 2018, the Company entered into the Exchange Agreements with Goldman and Crocker, pursuant to which Goldman and Crocker agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective Lines of Credit for an aggregate of 6,896 shares of Series A Preferred.

On September 10, 2018 the Company’s Board of Directors also declared a Special Dividend for Holders of the Series A Preferred, pursuant to which each Holder received a Dividend Warrant to purchase 39.87 shares of Common Stock for every share of Series A Preferred held, which resulted in the issuance of Dividend Warrants to the Holders as a group to purchase an aggregate of 1,493,856 shares of Common Stock. Each Dividend Warrant has an exercise price of $0.01 per share, and is exercisable immediately upon issuance; provided, however, that a Dividend Warrant may only be exercised concurrently with the conversion of shares of Series A Preferred held by a Holder into shares of Common Stock. In addition, each Dividend Warrant held by a Holder shall expire on the earliest to occur of (i) the conversion of all Series A Preferred held by such Holder into Common Stock, (ii) the redemption by the Company of all outstanding shares of Series A Preferred held by such Holder, (iii) the Dividend Warrant no longer representing the right to purchase any shares of Common Stock, and (iv) the tenth anniversary of the date of issuance.

The Company evaluated this warrant issuance in conjunction with the Series A Preferred becoming junior to the Series C Preferred in liquidation preference and determined such warrants and changes in liquidation preference to be in effect a modification of the Series A Preferred. To determine the effect of this modification, the Company, using fair value methodologies, determined the value of the Series A Preferred both pre and post warrant issuance. The valuation indicated an increase in the fair value of the Series A Preferred post issuance of approximately $92,000. The Company recorded this incremental increase as a deemed dividend.

The Company had 37,467 shares and 31,021 shares of Series A Preferred outstanding as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had cumulative undeclared dividends of $0. During the nine months ended September 30, 2018 certain holders of Series A Preferred converted 450 shares of Series A Preferred into 391,304 shares of the Company’s Common Stock. The Company issued the holders of Series A Preferred 472,562, 648,696 and 832,835 shares of Common Stock on March 31, 2018, June 30, 2018 and September 30, 2018, respectively, as payment of dividends due on that date.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred stock, par value $0.01 per share (“Series B Preferred”), outstanding as of September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively. There were no conversions of Series B Preferred into Common Stock during the nine months ended September 30, 2018 and 2017. The Company paid dividends of approximately $51,000 to the holders of our Series B Preferred during the twelve months ended December 31, 2017, and approximately $25,000 during the nine months ended September 30, 2018.

Common Stock

On February 8, 2018, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation, as amended, to increase the authorized number of shares of its Common Stock to from 150,000,000 shares to 175,000,000 shares.

 The following table summarizes Common Stock activity for the nine months ended September 30, 2018:

Common Stock
Shares outstanding at December 31, 2017	94,167,836
Shares issued as payment of stock dividend on Series A Preferred	1,954,093
Shares issued as payment of stock dividend on Series C Preferred	55,736
Shares issued pursuant to conversion of Series A Preferred	391,304
Shares issued pursuant to option exercises	148,757
Shares outstanding at September 30, 2018	96,717,726

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2017	230,000	$0.91
Granted	1,533,856	0.05
Expired/Canceled	—	—
Exercised	—	—
Balance at September 30, 2018	1,763,856	$0.16

As of September 30, 2018, warrants to purchase 1,763,856 shares of Common Stock at exercise prices ranging from $0.01 to $1.46 were outstanding. All warrants are exercisable as of September 30, 2018 except for an aggregate of 1,643,856 warrants, which become exercisable only upon the attainment of specified events, and 20,000 warrants that become exercisable on June 7, 2019. Such warrants expire at various dates through September 2028. The intrinsic value of warrants outstanding at September 30, 2018 was approximately $22,500. The Company has excluded from this computation any intrinsic value of the 1,426,725 warrants issued to the Series A Preferred stockholders due to the conversion exercise contingency more fully described below.

As discussed above, on September 10, 2018 the Company’s Board of Directors declared a Special Dividend for Holders of the Series A Preferred, pursuant to which each Holder received a Dividend Warrant to purchase 39.87 shares of Common Stock for every share of Series A Preferred held, which resulted in the issuance of Dividend Warrants to the Holders as a group to purchase an aggregate of 1,493,856 shares of Common Stock. Each Dividend Warrant has an exercise price of $0.01 per share, and is exercisable immediately upon issuance; provided, however, that a Dividend Warrant may only be exercised concurrently with the conversion of shares of Series A Preferred held by a Holder into shares of Common Stock. In addition, each Dividend Warrant held by a Holder shall expire on the earliest to occur of (i) the conversion of all Series A Preferred held by such Holder into Common Stock, (ii) the redemption by the Company of all outstanding shares of Series A Preferred held by such Holder, (iii) the Dividend Warrant no longer representing the right to purchase any shares of Common Stock, and (iv) the tenth anniversary of the date of issuance. The accounting treatment for the issuance of these warrants is discussed above in the Company’s description of its Series A Preferred Stock.

Stock-Based Compensation

The Company’s 1999 Stock Award Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at September 30, 2018 was 726,841.

The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital. Stock-based compensation expense related to equity options was approximately $227,000 and $774,000 for the three and nine months ended September 30, 2018, respectively. Stock-based compensation expense related to equity options was approximately $238,000 and $718,000 for the three and nine months ended September 30, 2017, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s Common Stock issued to certain members of the Company’s Board of Directors in return for their service (disclosed more fully below) was approximately $80,000 and $240,000 for the three and nine months ended September 30, 2018, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s Common Stock issued to certain members of the Company’s Board of Directors in return for their service was approximately $35,000 and $105,000 for the three and nine months ended September 30, 2017, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2018 and 2017 ranged from 58% to 64%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 110. The expected term used by the Company during the nine months ended September 30, 2018 and 2017 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. The interest rate used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2018 and 2017 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2017	6,093,512	$1.23
Granted	1,505,500	$1.69
Expired/Cancelled	(132,076)	$0.83
Exercised	(148,757)	$1.00
Balance at September 30, 2018	7,318,179	$1.32

The intrinsic value of options exercisable at September 30, 2018 was approximately $412,000. The aggregate intrinsic value for all options outstanding as of September 30, 2018 was approximately $412,000. The weighted-average grant-date per share fair value of options granted during the three and nine months ended September 30, 2018 was $0.55 and $0.95, respectively. The weighted-average grant-date per share fair value of options granted during the three and nine months ended September 30, 2017 was $0.87 and $0.56, respectively. At September 30, 2018, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $1,235,000, which will be recognized over a weighted-average period of 2.0 years.

In January 2018, the Company issued an aggregate of 324,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service on the Board from January 1, 2018 through December 31, 2018. Such options vest at the rate of 27,000 options per month on the last day of each month during the 2018 year. The options have an exercise price of $1.75 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of approximately $80,000 and $240,000 during the three and nine months ended September 30, 2018, respectively, based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

Stock-based compensation related to equity options, including options granted to certain members of the Company’s Board of Directors, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$5	$5	$16	$14
General and administrative	202	163	663	493
Sales and marketing	52	55	175	165
Research and development	49	50	160	151

Total	$308	$273	$1,014	$823

NOTE 9.  FAIR VALUE ACCOUNTING

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

	Fair Value at September 30, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,743	$1,743	$—	$—
Totals	$1,743	$1,743	$—	$—

Liabilities:
Derivative liabilities	$1,019	$—	$—	$1,019
Totals	$1,019	$—	$—	$1,019

	Fair Value at December 31, 2017
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,806	$1,806	$—	$—
Totals	$1,806	$1,806	$—	$—

Liabilities:
Derivative liabilities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

As of September 30, 2018, the Company had embedded features contained in the Series C Preferred host instrument (issued in September 2018) that qualified for derivative liability treatment.  The recorded fair market value of these features at September 30, 2018 was approximately $1,019,000, which is reflected as a current liability in the consolidated balance sheet as of September 30, 2018. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses the lattice framework, Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities.

The aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events.

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

 A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2017	$—
Total unrealized gains	—
Included in earnings	186
Settlements	—
Issuances	833
Transfers in and/or out of Level 3	—
Balance at September 30, 2018	$1,019

All unrealized gains or losses resulting from changes in value of any Level 3 instruments are reflected as a separate line in the condensed consolidated statement of operations in arriving at net income (loss).  The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.

NOTE 10.  RELATED PARTY TRANSACTIONS

Lines of Credit

Prior to their termination on September 10, 2018, the Company had certain Lines of Credit extended by certain members of the Company’s Board of Directors. On September 10, 2018, the Company entered into Exchange Agreements with Neal Goldman and Charles Crocker, pursuant to which Messrs. Goldman and Crocker agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective lines of credit for an aggregate of 6,896 shares of Series A Preferred. As a result of the Debt Exchange, all indebtedness, liabilities and other obligations arising under the respective lines of credit were cancelled and deemed satisfied in full. For a more detailed discussion of the Lines of Credit and Debt Exchange, see Note 5, “Lines of Credit.”

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

NOTE 11. CONTINGENT LIABILITIES

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

Leases

The Company’s corporate headquarters are located in San Diego, California, where it occupies 8,511 square feet of office space at a cost of approximately $30,000 per month. This facility’s lease was entered into by the Company in July 2018. This new lease commenced on November 1, 2018 and terminates on April 30, 2025. In addition to its corporate headquarters, the Company also occupied the following spaces at September 30, 2018:

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

Prior to entering into the new lease agreement in July 2018 and moving its corporate headquarters to a new location, the Company occupied 9,927 of office space in San Diego, at a cost of approximately $30,000 per month.

At September 30, 2018, future minimum lease payments are as follows:

($ in thousands)
2018 (three months)	$147
2019	464
2020	634
2021	625
2022	635
Thereafter	940
Total	$3,445

 Rental expense incurred under operating leases for the nine months ended September 30, 2018 and 2017 was approximately $522,000 and $389,000, respectively.

NOTE 12. SUBSEQUENT EVENTS

During October and November 2018, the Company issued 82,095 shares of Common Stock pursuant to the exercise of  82,095 option, resulting in proceeds to the Company of approximately $14,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in Item 1A of Part II of this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Recent Developments

Creation of Series C Convertible Redeemable Preferred Stock

On September 10, 2018, the Company filed the Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, designating 1,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series C Convertible Redeemable Preferred Stock (“Series C Preferred”), each share with a stated value of $10,000 per share.

Series C Financing

From September 10, 2018 through September 21, 2018, the Company offered and sold an aggregate of 1,000 shares of Series C Preferred at a purchase price of $10,000 per share (the “Series C Financing”). The aggregate gross proceeds to the Company from the Series C Financing were approximately $10,000,000. Issuance cost incurred in conjunction with the Series C Financing were approximately $1,211,000 resulting in net proceeds to the Company of approximately $8,789,000.

Amendment to Certificate of Designations of Series A Convertible Preferred Stock

On September 10, 2018, the Company filed an Amendment to the Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, to increase the number of shares of Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred”), authorized for issuance thereunder to 38,000 shares, in order to permit the Debt Exchange (as defined below).

Debt Exchange

On September 10, 2018, the Company entered into exchange agreements (the “Exchange Agreements”) with Neal Goldman and Charles Crocker, pursuant to which Messrs. Goldman and Crocker agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective lines of credit for an aggregate of 6,896 shares of Series A Preferred (the “Debt Exchange”). As a result of the Debt Exchange, all indebtedness, liabilities and other obligations arising under the respective lines of credit were cancelled and deemed satisfied in full. Messrs. Goldman and Crocker are members of the Company’s Board of Directors and related parties.

Declaration of Special Dividend

Concurrently with the Series C Financing, the Company’s Board of Directors declared a special dividend (the “Special Dividend”) for holders of the Series A Preferred (each a “Holder”), pursuant to which each Holder received a warrant (“Dividend Warrant”) to purchase 39.87 shares of Company common stock, par value $0.01 per share (“Common Stock”), for every share of Series A Preferred held, which resulted in the issuance of Dividend Warrants to the Holders as a group to purchase an aggregate of 1,493,856 shares of Common Stock. Each Dividend Warrant has an exercise price of $0.01 per share, and is exercisable immediately upon issuance; provided, however, that a Dividend Warrant may only be exercised concurrently with the conversion of shares of Series A Preferred held by a Holder into shares of Common Stock. In addition, each Dividend Warrant held by a Holder shall expire on the earliest to occur of (i) the conversion of all Series A Preferred held by such Holder into Common Stock, (ii) the redemption by the Company of all outstanding shares of Series A Preferred held by such Holder, (iii) the Dividend Warrant no longer representing the right to purchase any shares of Common Stock, and (iv) the tenth anniversary of the date of issuance.

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

Going Concern

At September 30, 2018, we had positive working capital of approximately $6,065,000. Our principal sources of liquidity at September 30, 2018 consisted of approximately $9,058,000 of cash and $600,000 of trade accounts receivable.

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

Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value differential of the Preferred Stock Exchange, fair value of financial instruments issued with and affected by the Series C Financing, assumptions used in the application of revenue recognition policies and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Other than the adoption of ASC 606 “Revenue from Contracts with Customers,” and authoritative guidance utilized in accounting for the Company’s Series C Preferred Stock issuance, namely ASC 480, “Distinguishing Liabilities From Equity,” Accounting Series Release 268 (“ASR 268”), “Redeemable Preferred Stock” and ASC 815, “Derivatives and Hedging,” management believes there have been no material changes during the nine months ended September 30, 2018 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 2 “Significant Accounting Policies and Basis of Presentation”, Note 6 “Mezzanine Equity”, Note 7 “Derivative Liabilities” and Note 9 “Fair Value Accounting” for a detailed discussion of these critical accounting policies. for a detailed discussion of this critical accounting policy.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Product Revenue
	Three Months Ended September 30,
Net Product Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$61	$395	$(334)	(85)%
Percentage of total net product revenue	78%	93%
Hardware and consumables	$7	$1	$6	600%
Percentage of total net product revenue	10%	0%
Services	$9	$29	$(19)	(66)%
Percentage of total net product revenue	13%	7%
Total net product revenue	$78	$425	$(347)	(82)%

Software and royalty revenue decreased 85% or approximately $334,000 during the three months ended September 30, 2018 as compared to the corresponding period in 2017. This decrease is attributable to lower identification project related revenue of approximately $271,000, lower sales of boxed identity management software sold through our distribution channel of approximately $4,000, lower royalty revenue of approximately $63,000 offset by higher law enforcement project related revenue of approximately $4,000. The decrease in identification project related revenue is reflective of the 2017 period containing revenue from additional software licenses sold into existing identification projects caused by increased end-user utilization. In 2018, such additional software licenses revenue was realized in the second quarter of 2018. The decrease in boxed identity management software sold through our distribution channel reflects lower procurement from two of our channel partners and the decrease in royalty revenue results primarily from revenue recognition timing differences due to the adoption of ASC 606 – Revenue from Contracts with Customers effective January 1, 2018 combined with lower reported usage from certain customers.

Revenue from the sale of hardware and consumables increased approximately $6,000 during the three months ended September 30, 2018 as compared to the corresponding period in 2017 due to an increase in project related solutions containing hardware and consumables.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $19,000 during the three months ended September 30, 2018 as compared to the corresponding period of 2017 due to a decrease in the service element of project related work completed during the three months ended September 30, 2018.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

During the three months ended September 30, 2018, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the third quarter we saw additional customers implement GoVerify ID®, our cloud based mobile biometric  authentication software as a service. Management believes that additional implementations will occur throughout the remainder of the year ended December 31, 2018, resulting in increased identities under management.

 Maintenance Revenue
	Three Months Ended September 30,
Maintenance Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$658	$659	$(1)	0%

Maintenance revenue was approximately $658,000 for the three months ended September 30, 2018, as compared to approximately $659,000 for the corresponding period in 2017. Identity management maintenance revenue generated from identification software solutions was approximately $333,000 for the three months ended September 30, 2018 as compared to approximately $323,000 during the comparable period in 2017. Law enforcement maintenance revenue was approximately $325,000 and $336,000 for the three months ended September 30, 2018 and 2017, respectively. The increase of $10,000 in identification software maintenance revenue for the three months ended September 30, 2018 as compared to the corresponding period of 2017 is due to the expansion of our installed base. The decrease of $11,000 in law enforcement maintenance revenue reflects the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Three Months Ended September 30,
Cost of Product Revenue:	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$2	$14	$(12)	(86)%
Percentage of software and royalty product revenue	3%	4%
Hardware and consumables	$5	$1	$4	400%
Percentage of hardware and consumables product revenue	71%	100%
Services	$2	$2	$—	0%
Percentage of services product revenue	22%	7%
Total product cost of revenue	$9	$17	$(8)	(47)%
Percentage of total product revenue	12%	4%

The cost of software and royalty product revenue decreased approximately $12,000 for the three months ended September 30, 2018 as compared to the corresponding period in 2017 due primarily to lower software and royalty product revenue of approximately $334,000 during the 2018 period.

The cost of services revenue was $2,000 during the three months ended September 30, 2018 and for the corresponding period in 2017 despite lower service revenue of approximately $19,000. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Total maintenance cost of revenue	$151	$214	$(63)	(29)%
Percentage of total maintenance revenue	23%	33%

 Cost of maintenance revenue decreased approximately $63,000 during the three months ended September 30, 2018 as compared to the corresponding period in 2017. This decrease is reflective of lower maintenance labor costs incurred during the three months ended September 30, 2018 as compared to the corresponding period in 2017 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

 Product Gross Profit
	Three Months Ended September 30,
Product gross profit	2018	2017	$ Change	% Change
(dollars in thousands)
Software and royalties	$59	$381	$(322)	(85)%
Percentage of software and royalty product revenue	97%	97%
Hardware and consumables	$2	$—	$2	100%
Percentage of hardware and consumables product revenue	29%	—%
Services	$8	$27	$(19)	(70)%
Percentage of services product revenue	80%	93%
Total product gross profit	$69	$408	$(339)	(83)%
Percentage of total product revenue	88%	96%

Software and royalty gross profit decreased 85% or approximately $322,000 for the three months ended September 30, 2018 from the corresponding period in 2017 due primarily to lower software and royalty revenue of approximately $334,000 combined with lower software and royalty cost of revenue of $12,000 for the same period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Services gross profit decreased approximately $19,000 for the three months ended September 30, 2018 as compared to the corresponding period in 2017 due to lower service revenue of approximately $19,000 for the three months ended September 30, 2018 as compared to the corresponding period in 2017.

Maintenance Gross Profit
Maintenance gross profit	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change

Total maintenance gross profit	$507	$445	$62	14%
Percentage of total maintenance revenue	77%	68%

Gross profit related to maintenance revenue increased 14% or approximately $62,000 for the three months ended September 30, 2018 as compared to the corresponding period in 2017. This increase reflects lower maintenance revenue of approximately $1,000 combined with lower cost of maintenance revenue of approximately $63,000 due primarily to headcount reductions combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services. Services gross profit can change due to revenue level fluctuations and from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Operating Expense
	Three Months Ended September 30,
Operating expense	2018	2017	$ Change	% Change
(dollars in thousands)

General and administrative	$981	$881	$100	11%
Percentage of total net revenue	133%	81%
Sales and marketing	$920	$656	$264	40%
Percentage of total net revenue	125%	61%
Research and development	$1,820	$1,583	$237	15%
Percentage of total net revenue	247%	146%
Depreciation and amortization	$10	$16	$(6)	(38)%
Percentage of total net revenue	1%	2%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $100,000 during the three months ended September 30, 2018 as compared to the corresponding period in 2017 is comprised of the following major components:

●
Increase in personnel related expense of approximately $6,000;

●
Increases in professional services of approximately $113,000, which includes higher Board of Director fees of approximately $45,000 due to two additional members, higher patent-related fees of approximately $7,000, higher auditing fees of approximately $4,000, higher legal fees of approximately $34,000 and higher investor relations fees of approximately $27,000, offset by lower general corporate expenses of approximately $2,000 and lower contractor fees of approximately $2,000;

●
Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $34,000;

●
Decrease in financing expense of approximately $47,000; and

●
Decrease in stock-based compensation expense of approximately $6,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $264,000 during the three months ended September 30, 2018 as compared to the corresponding period in 2017 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $210,000, driven primarily by headcount increases;

●
Increase in contractor and contract services of approximately $59,000 resulting from decreased utilization of certain sales consultants of approximately $53,000, offset by increased marketing dues and subscription expense and contract services of approximately $112,000;

●
Increase in travel, trade show expense and office related expense of approximately $11,000;

●
Decrease in stock-based compensation expense of approximately $3,000; and

●
Decrease in our Mexico sales office expense and other of approximately $13,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $237,000 for the three months ended September 30, 2018 as compared to the corresponding period in 2017 due primarily to the following major components:

●
Increase in personnel related expense of approximately $165,000 due to headcount increases;

●
Increase in contractor fees and contract services of approximately $44,000 for services related to the accelerated development of mobile identity management applications;

●
Decrease in stock based-compensation expense of approximately $3,000; and

●
Increase in office related expense and engineering tools, supplies and other of approximately $31,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended September 30, 2018 and 2017, depreciation and amortization expense was approximately $10,000 and $16,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The decrease is reflective of the full depreciation of certain fixed assets.

Interest Expense, Net

For the three months ended September 30, 2018, we recognized interest expense of approximately $154,000 and interest income of approximately $13,000. For the three months ended September 30, 2017, we recognized interest expense of approximately $182,000 and interest income of approximately $4,000. Interest expense for the three months ended September 30, 2018 is comprised of approximately $2,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $108,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $44,000 related to the amortization of beneficial conversion feature related to the Lines of Credit.

            Change in Fair Value of Derivative Liabilities

For the three months ended September 30, 2018, we recognized approximately $186,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such increase was determined by management using fair value methodologies and is included as an expense under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Product Revenue

	Nine Months Ended September 30,
Net Product Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$1,015	$902	$113	13%
Percentage of total net product revenue	75%	82%
Hardware and consumables	$130	$87	$43	49%
Percentage of total net product revenue	10%	8%
Services	$212	$116	$96	83%
Percentage of total net product revenue	16%	10%
Total net product revenue	$1,357	$1,105	$252	23%

Software and royalty revenue increased 13% or approximately $113,000 during the nine months ended September 30, 2018 as compared to the corresponding period in 2017. This increase is attributable to higher identification project related revenue of approximately $312,000 and higher law enforcement project related revenue of approximately $78,000, offset by lower sales of boxed identity management software sold through our distribution channel of approximately $51,000 and lower royalty revenue of approximately $226,000. The increase in identification project related revenue and law enforcement project revenue is reflective of additional software licenses sold into existing identification projects caused by increased end-user utilization. The decrease in boxed identity management software sold through our distribution channel reflects lower procurement from two of our channel partners and the decrease in royalty revenue results primarily from revenue recognition timing differences due to the adoption of ASC 606 – Revenue from Contracts with Customers effective January 1, 2018 combined with lower reported usage from certain customers.

Revenue from the sale of hardware and consumables increased approximately $43,000 during the nine months ended September 30, 2018 as compared to the corresponding period in 2017 due to an increase in project related solutions containing hardware and consumables and a decrease in replacement hardware procurement by our customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $96,000 during the nine months ended September 30, 2018 as compared to the corresponding period of 2017 due to an increase in the service element of project related work completed during the nine months ended September 30, 2018.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

During the nine months ended September 30, 2018, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the second quarter we saw additional customers implement GoVerify ID®, our cloud based mobile biometric authentication software as a service. Management believes that additional implementations will occur throughout the remainder of the year ended December 31, 2018, resulting in increased identities under management.

 Maintenance Revenue

	Nine Months Ended September 30,
Maintenance Revenue	2018	2017	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$1,980	$1,967	$13	1%

Maintenance revenue was approximately $1,980,000 for the nine months ended September 30, 2018, as compared to approximately $1,967,000 for the corresponding period in 2017. Identity management maintenance revenue generated from identification software solutions was approximately $1,008,000 for the nine months ended September 30, 2018 as compared to approximately $935,000 during the comparable period in 2017. Law enforcement maintenance revenue was approximately $972,000 and $1,032,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase of $73,000 in identification software maintenance revenue for the nine months ended September 30, 2018 as compared to the corresponding period of 2017 reflects the expansion of our installed base and the decrease of $60,000 in law enforcement maintenance revenue reflects the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Nine Months Ended September 30,
Cost of Product Revenue:	2018	2017	$ Change	% Change
(dollars in thousands)

Software and royalties	$10	$31	$(21)	(68)%
Percentage of software and royalty product revenue	1%	3%
Hardware and consumables	$88	$57	$31	54%
Percentage of hardware and consumables product revenue	68%	66%
Services	$77	$20	$57	285%
Percentage of services product revenue	36%	17%
Total product cost of revenue	$175	$108	$67	62%
Percentage of total product revenue	13%	10%

The cost of software and royalty product revenue decreased approximately $21,000 despite higher software and royalty revenue for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 due to the 2018 period containing significant software license revenue with no associated customization costs.

The cost of hardware and consumable product revenue increased approximately $31,000 for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 due primarily to higher hardware and consumable product revenue of approximately $43,000 during the 2018 period.

The cost of services revenue increased approximately $57,000 during the nine months ended September 30, 2018 as compared to the corresponding period in 2017 due primarily to higher service revenue of approximately $96,000 combined with the write-off of approximately $15,000 in non-recoverable project costs incurred due to implementation difficulties combined with the composition of labor resources utilized in the completion of the service element. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Total maintenance cost of revenue	$540	$637	$(97)	(15)%
Percentage of total maintenance revenue	27%	32%

 Cost of maintenance revenue decreased approximately $97,000 during the nine months ended September 30, 2018 as compared to the corresponding period in 2017. This decrease is reflective of lower maintenance labor costs incurred during the nine months ended September 30, 2018 as compared to the corresponding period in 2017 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

 Product Gross Profit

	Nine Months Ended September 30,
Product gross profit	2018	2017	$ Change	% Change
(dollars in thousands)
Software and royalties	$1,005	$871	$134	15%
Percentage of software and royalty product revenue	99%	97%
Hardware and consumables	$42	$30	$12	40%
Percentage of hardware and consumables product revenue	32%	35%
Services	$135	$96	$39	41%
Percentage of services product revenue	64%	83%
Total product gross profit	$1,182	$997	$185	19%
Percentage of total product revenue	87%	90%

Software and royalty gross profit increased 15% or approximately $134,000 for the nine months ended September 30, 2018 from the corresponding period in 2017 due primarily to higher software and royalty revenue of approximately $113,000 combined with lower software and royalty cost of revenue of $21,000 for the same period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third -party software license content included in product sales during a given period.

Services gross profit increased approximately $39,000 for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 due to higher service revenue of approximately $96,000 for the nine months ended September 30, 2018 as compared to the corresponding period in 2017, combined with higher costs of service revenue of approximately $57,000 for the nine months ended September 30, 2018 as compared to the corresponding period in 2017. These higher costs reflect the write-off of approximately $15,000 in non-recoverable project costs incurred due to implementation difficulties.

Maintenance Gross Profit

Maintenance gross profit	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change

Total maintenance gross profit	$1,440	$1,330	$110	8%
Percentage of total maintenance revenue	73%	68%

Gross profit related to maintenance revenue increased 8% or approximately $110,000 for the nine months ended September 30, 2018 as compared to the corresponding period in 2017. This increase reflects higher maintenance revenue of approximately $13,000 due to the expansion of our installed base combined with lower cost of maintenance revenue of approximately $97,000 due to headcount reductions in our customer service department combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

 Operating Expense

	Nine Months Ended September 30,
Operating expense	2018	2017	$ Change	% Change
(dollars in thousands)

General and administrative	$3,172	$2,815	$357	13%
Percentage of total net revenue	95%	92%
Sales and marketing	$2,600	$2,119	$481	23%
Percentage of total net revenue	78%	69%
Research and development	$5,483	$4,679	$804	17%
Percentage of total net revenue	164%	152%
Depreciation and amortization	$34	$54	$(20)	(37)%
Percentage of total net revenue	1%	2%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $357,000 during the nine months ended September 30, 2018 as compared to the corresponding period in 2017 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $7,000 and;

●
Increases in professional services of approximately $386,000, which includes higher Board of Director fees of approximately $144,000 due primarily to additional members, higher patent-related fees of approximately $23,000, higher auditing fees of approximately $145,000, higher contractor fees of approximately $16,000, higher general corporate expense of approximately $11,000, higher investor relations fees of approximately $20,000 and higher legal fees of approximately $27,000;

●
Increase in travel, insurances, licenses, dues, rent, office related costs and other of approximately $86,000;

●
Decrease in financing expense of approximately $145,000; and

●
Increase in stock-based compensation expense of approximately $37,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $481,000 during the nine months ended September 30, 2018 as compared to the corresponding period in 2017 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $443,000 driven primarily by headcount increases;

●
Increase in contractor and contract services of approximately $56,000 resulting from decreased utilization of certain sales consultants of approximately $114,000, offset by increased marketing dues and subscription expense and contract services of approximately $170,000;

●
Decrease in travel, trade show expense and office related expense of approximately $17,000;

●
Increase in stock-based compensation expense of approximately $10,000; and

●
Decrease in our Mexico sales office expense and other of approximately $11,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $804,000 for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 due primarily to the following major components:

●
Increase in personnel related expense of approximately $324,000 due to headcount increases;

●
Increase in contractor fees and contract services of approximately $357,000 for services related to the accelerated development of mobile identity management applications;

●
Increase in stock based-compensation expense of approximately $9,000; and

●
Increase in rent, office related expense and engineering tools and supplies of approximately $114,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the nine months ended September 30, 2018 and 2017, depreciation and amortization expense was approximately $34,000 and $54,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The decrease is reflective of the full depreciation of certain fixed assets.

Interest Expense, Net

For the nine months ended September 30, 2018, we recognized interest expense of approximately $539,000 and interest income of approximately $42,000. For the nine months ended September 30, 2017, we recognized interest expense of approximately $447,000 and interest income of approximately $4,000. Interest expense for the nine months ended September 30, 2018 is comprised of approximately $6,000 of amortization expense of deferred financing fees related to the Goldman LOC, interest expense of approximately $371,000 of coupon interest on debt outstanding under the Lines of Credit, and approximately $162,000 related to the amortization of beneficial conversion feature related to the Lines of Credit.

            Change in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2018, we recognized approximately $186,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such increase was determined by management using fair value methodologies and is included as an expense under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for nine months ended September 30, 2018.

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

Going Concern

At September 30, 2018, we had positive working capital of approximately $6,065,000. Our principal sources of liquidity at September 30, 2018 consisted of approximately $9,058,000 of cash and $600,000 of trade accounts receivable.

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

Series C Financing

On September 10, 2018, the Company offered and sold a total of 890 shares of Series C Preferred at a purchase price of $10,000 per share, and on September 21, 2018, the Company sold an additional 110 shares of Series C Preferred as a purchase price of $10,000 per share. The total gross proceeds to the Company from the Series C Financing were $10,000,000. Issuance cost incurred in conjunction with the Series C Financing were approximately $1,211,000 resulting in net proceeds to the Company of approximately $8,789,000.

 Lines of Credit

On March 9, 2016, the Company and Goldman entered into the fourth amendment (the “Fourth Amendment”) to the convertible promissory note and line of credit previously issued by the Company to Goldman on March 27, 2013 (the “Goldman LOC”). The Fourth Amendment (i) provided the Company with the ability to borrow up to $5.0 million under the terms of the Goldman LOC; (ii) permitted Goldman to convert the outstanding principal, plus any accrued but unpaid interest due under the Goldman LOC (the “Outstanding Balance”), into shares of the Company’s Common Stock for $1.25 per share; and (iii) extended the maturity date of the Goldman LOC to June 30, 2017.

In addition, on March 9, 2016, the Company and Charles Crocker, also a director of the Company (“Crocker”), entered into a new line of credit and promissory note (the “New Crocker LOC”), in the principal amount of $500,000. The New Crocker LOC accrued interest at a rate of 8% per annum and was to mature on the earlier to occur of June 30, 2017 or such date that the Company consummated a debt and/or equity financing resulting in net proceeds to the Company of at least $3.5 million. All outstanding amounts due under the terms of the New Crocker LOC were convertible into shares of the Company’s Common Stock at $1.25 per share.

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

On September 10, 2018, the Company entered into the Exchange Agreements with Goldman and Crocker, pursuant to which Goldman and Crocker agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective Lines of Credit for an aggregate of 6,896 shares of Series A Preferred. As a result of the Debt Exchange, all indebtedness, liabilities and other obligations arising under the Lines of Credit were terminated, cancelled and deemed satisfied in full. As a result, no future borrowings are available under the Lines of Credit.

Operating Activities

We used net cash of $7,164,000 in operating activities for the nine months ended September 30, 2018 as compared to net cash used of $6,140,000 during the comparable period in 2017. During the nine months ended September 30, 2018, net cash used in operating activities consisted of net loss of $9,351,000 and a decrease in working capital and other assets and liabilities of $776,000. Those amounts were offset by approximately $1,411,000 of non-cash costs, including $1,023,000 in stock-based compensation, $168,000 in debt issuance cost amortization and beneficial conversion feature amortization, $34,000 in depreciation and amortization, and $186,000 in the change in fair value of derivative liabilities. During the nine months ended September 30, 2018, we used cash of $325,000 from increases in current assets and generated cash of $1,101,000 through increases in current liabilities and deferred revenue, excluding debt.

Investing Activities

Net cash used in investing activities was $27,000 for the nine months ended September 30, 2018 as compared to net cash generated by investing activities of $49,000 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we used cash of $27,000 to fund capital expenditures of leasehold improvements and software. For the nine months ended September 30, 2017, we generated cash of $50,000 from the sale of one of our non-utilized trademarks and used cash to fund capital expenditures of computer equipment, software and furniture and fixtures of approximately $1,000.

Financing Activities

During the nine months ended September 30, 2018, we generated cash of approximately $149,000 from the exercise of 148,757 stock options resulting in the issuance of 148,757 shares of Common Stock, and generated cash of $10,000,000 in gross proceeds from the Series C Financing, offset by $1,211,000 in offering costs. During the nine months ended September 30, 2018, we used cash of approximately $25,000 for the payment of dividends on our Series B Preferred stock. For the nine months ended September 30, 2017, we generated cash of $11,000,000 in gross proceeds from the Series A Financing offset by $63,000 in offering costs, generated $3,350,000 from borrowings under the Lines of Credit and generated approximately $227,000 from the exercise of 322,000 stock options resulting in the issuance of 322,000 shares of Common Stock. We used cash of $25,000 for the payment of dividends on our Series B Preferred.

Debt

At September 30, 2018, the Company had $0 in outstanding debt under the terms of the Lines of Credit, and $0 in accrued but unpaid interest, as compared to $5,774,000 in outstanding debt, net of unamortized debt discount of approximately $226,000, and an additional $527,000 in related accrued but unpaid interest at December 31, 2017. The Lines of Credit were terminated in conjunction with the September 10, 2018 Exchange Agreements.

Contractual Obligations

Total contractual obligations and commercial commitments as of September 30, 2018 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,445	147	1,098	1,260	940
Total	$3,445	147	1,098	1,260	940

Real Property Leases

Our corporate headquarters are located in San Diego, California, where we now occupy 8,511 square feet of office space at a cost of approximately $30,000 per month. We entered into this facility’s lease was in July 2018. This new lease commenced on November 1, 2018 and terminates on April 30, 2025. In addition to our corporate headquarters, we also occupied the following spaces at September 30, 2018:

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

Prior to entering into the new lease agreement in July 2018 and moving our corporate headquarters to a new location, we occupied 9,927 of office space in San Diego, at a cost of approximately $30,000 per month.

At September 30, 2018, future minimum lease payments are as follows:

($ in thousands)
2018 (three months)	$147
2019	464
2020	634
2021	625
2022	635
Thereafter	940
Total	$3,445

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on March 19, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 14, 2018, we have identified the following risk factor in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017:

The holders of our preferred stock have certain rights and privileges that are senior to our Common Stock, and we may issue additional shares of preferred stock without stockholder approval that could have a material adverse effect on the market value of the Common Stock.

Our Board of Directors has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the Common Stockholders, without any further vote or action by the Common Stockholders. The rights of our Common Stockholders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued, and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of September 30, 2018, we had three series of preferred stock outstanding, Series A Convertible Redeemable Preferred Stock (“Series A Preferred”), Series B Convertible Redeemable Preferred Stock (“Series B Preferred”) and Series C Convertible Preferred Stock (“Series C Preferred”).

The provisions of our Series A Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series A Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of September 30, 2018, we did not have any cumulative undeclared dividends on our Series A Preferred.

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of September 30, 2018, we had cumulative undeclared dividends on our Series B Preferred of approximately $21,000.

The provisions of our Series C Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series A Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $10,000 per share, plus all accrued but unpaid dividends. As of September 30, 2018, we did not have any cumulative undeclared dividends on our Series C Preferred.

Upon the occurrence of certain events, we may be required to redeem all or a portion of our Series C Preferred.

On September 10, 2018, we filed the Series C COD with the Secretary of State of the State of Delaware, pursuant to which Holders of the Series C Preferred may require us to redeem all or any portion of such Holder’s shares of Series C Preferred at a price per share equal to the Stated Value plus all accrued and unpaid dividends at any time from and after the third anniversary of the issuance date or in the event of the consummation of a Change of Control (as such term is defined in the Series C COD). We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to redeem our shares of Series C Preferred if and when required to do so. In the event we have insufficient cash available or do not have access to additional third-party financings on commercially reasonable terms or at all to complete such redemption, our business, results of operations, and financial condition may be materially adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6 ..  EXHIBITS

(a)	EXHIBITS

3.1
Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of ImageWare Systems, Inc., dated September 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed September 13, 2018).

3.2
Amendment to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated September 10, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed September 13, 2018).

4.1	Form of Warrant (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed September 13, 2018).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 13, 2018).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed September 13, 2018).
10.3	Placement Agent Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed September 13, 2018).
10.4	Form of Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed September 13, 2018).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2018	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 14, 2018	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)