Form 10-K
period 2018-12-31
IMAGEWARE SYSTEMS INC
filed 2019-03-28
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]
Commission file number 001-15757

IMAGEWARE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	33-0224167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13500 Evening Creek Drive N., Suite 550 San Diego, CA 92128 (Address of principal executive offices)
(858) 673-8600 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non–Accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [   ]  No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB marketplace was $67,362,450. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of March 26, 2019, there were 98,510,466 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.

Form 10-K
For the Year Ended December 31, 2018

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

ImageWare Systems, Inc., a Delaware corporation since 2005 and previously incorporated in California in 1987 as a California corporation, has its principal place of business at 13500 Evening Creek Drive N, Suite 550, San Diego, California 92128. We maintain a corporate website at http://www.iwsinc.com. Our common stock, par value $0.01 per share (“Common Stock”), is currently listed for quotation on the OTCQB marketplace under the symbol “IWSY.” As used in this Annual Report, “we,” “us,” “our,” “ImageWare,” “ImageWare Systems,” “Company” or “our Company” refers to ImageWare Systems, Inc. and all of its subsidiaries.

Overview

ImageWare Systems, Inc. (the “Company”) is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s “flagship” product is the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug-shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or internet sites. Biometric technology is now an integral part of all markets the Company addresses and all of the products are integrated into the IWS Biometric Engine.

The Company is also a leading developer of mobile and cloud-based identity management solutions providing patented biometric authentication solutions for the enterprise. The Company delivers next-generation biometrics as an interactive and scalable cloud-based solution. The Company brings together cloud and mobile technology to offer multi-factor authentication for smartphone users, for the enterprise, and across industries. The Company has introduced a set of mobile and cloud solutions to provide biometric user authentication, including the GoVerifyID® mobile application and cloud-based SaaS solutions. These solutions include GoMobile Interactive (“GMI”), which provides patented, secure, dynamic messaging. More recently, the Company has introduced GoVerifyID® Enterprise Suite, which provides turnkey integration with Microsoft Windows, Microsoft Active Directory, and security products from CA, HPE, IBM, and SAP. These solutions are marketed and sold to businesses across many industries. For the healthcare industry, the Company also developed and markets a patented, FDA-Cleared, biometrically-secure enterprise-level platform for patient engagement and medication adherence.

Historically, we have marketed our products to government entities at the federal, state and local levels. However, the emergence of cloud-based computing, a mobile market that demands increased security and interoperable systems, and the proven success of our products in the government markets, have enabled us to enlarge our target market focus to include the emerging consumer and non-government enterprise marketplace.

Our biometric technology is a core software component of an organization’s security infrastructure and includes a multi-biometric identity management solution for enrolling, managing, identifying and verifying the identities of people by the physical characteristics of the human body. We develop, sell and support various identity management capabilities within government (federal, state and local), law enforcement, commercial enterprises, and transportation and aviation markets for identification and verification purposes. Our IWS Biometric Engine is a patented biometric identity management software platform for multi-biometric enrollment, management and authentication, managing population databases of virtually unlimited sizes. It is hardware agnostic and can utilize different types of biometric algorithms. It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform. It is also offered as a Software Development Kit (“SDK”) based search engine, enabling developers and system integrators to implement a biometric solution or integrate biometric capabilities into existing applications without having to derive biometric functionality from preexisting applications. The IWS Biometric Engine combined with our secure credential platform, IWS EPI Builder, provides a comprehensive, integrated biometric and secure credential solution that can be leveraged for high-end applications such as passports, driver licenses, national IDs, and other secure documents.

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and other biometrics as well as criminal history records on a stand-alone, networked, wireless or web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of five software modules: Capture and Investigative modules, which provide a criminal booking system with related databases as well as the ability to create and print mug photo/SMT image lineups and electronic mug-books; a Facial Recognition module, which uses biometric facial recognition to identify suspects; a Web module, which provides access to centrally stored records over the Internet in a connected or wireless fashion; and a LiveScan module, which incorporates LiveScan capabilities into IWS Law Enforcement providing integrated fingerprint and palm print biometric management for civil and law enforcement use. The IWS Biometric Engine is also available to our law enforcement clients and allows them to capture and search using other biometrics such as iris or DNA.

Our secure credential solutions empower customers to create secure and smart digital identification documents with complete ID systems. We develop, sell and support software and design systems that utilize digital imaging and biometrics in the production of photo identification cards, credentials and identification systems. Our products in this market consist of IWS EPI Suite and IWS EPI Builder. These products allow for production of digital identification cards and related databases and records and can be used by, among others, schools, airports, hospitals, corporations or governments. We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine to our secure credential product line.

Our GoVerifyID products support multi-modal biometric authentication including, but not limited to, face, voice, fingerprint, iris, palm, and more. All the biometrics can be combined with or used as replacements for authentication and access control tools, including tokens, digital certificates, passwords, and PINS, to provide the ultimate level of assurance, accountability, and ease of use for corporate networks, web applications, mobile devices, and PC desktop environments. GoVerifyID provides patented multi-modal biometric identity authentication that can be used in place of passwords or as a strong second factor authentication method. GoVerifyID is provided as a cloud-based Software-as a-Service (“SaaS”) solution, thereby, eliminating complex IT deployment of biometric software and eliminating startup costs. GoVerifyID works with existing mobile devices, eliminating the need for specialized biometric scanning devices typically used with most biometric solutions.

GoVerifyID was built to work seamlessly with our patented technology portfolio, including GoMobile Interactive®, the secure dynamic messaging system, and the ultrascalable IWS Biometric Engine that provides anonymous biometric matching and storage. GoVerifyID is secure, simple to use, and designed to provide instant identity authentication by engaging with the biometric capture capabilities of each user’s mobile device. GoVerifyID also provides a fully open SDK for organizations that require the utmost in flexibility.

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

Our GoVerifyID Enterprise Suite for Windows provides biometric authentication for the Microsoft ecosystem that secures enterprise security without compromising agility, productivity, or user experience. Its comprehensive architecture offers biometric authentication for the complete range of enterprise stakeholders, delivering secure enterprise applications and workspaces to internal employees, partners, suppliers and vendors, and customers. Out of Band authentication is provided via universally available devices, such as smartphones and tablets. In-band authentication can be enabled via fingerprint readers, iris scanners, and any Windows Biometric Framework compatible device. The server component provides easy centralized management of biometric authentication policies for all users, using a standard Snap-In to the Microsoft Management Console. It provides greater user assurance and Single Sign-On (“SSO”) convenience for all corporate systems and cloud applications. There is no compromise in agility or user experience.

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

Recent Developments

Creation of Series C Convertible Redeemable Preferred Stock

On September 10, 2018, the Company filed the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, designating 1,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series C Convertible Preferred Stock (“Series C Preferred”), each share with a stated value of $10,000 per share.

Series C Financing

From September 10, 2018 through September 21, 2018, the Company offered and sold an aggregate of 1,000 shares of Series C Preferred at a purchase price of $10,000 per share (the “Series C Financing”). The aggregate gross proceeds to the Company from the Series C Financing were $10,000,000. Issuance costs incurred in conjunction with the Series C Financing were approximately $1,211,000, resulting in net proceeds to the Company of approximately $8,789,000.

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

Declaration of Special Dividend

Concurrently with the Series C Financing, the Company’s Board of Directors declared a special dividend (the “Special Dividend”) for holders of the Series A Preferred (each a “Holder”), pursuant to which each Holder received a warrant (“Dividend Warrant”) to purchase 39.87 shares of Company Common Stock for every share of Series A Preferred held, which resulted in the issuance of Dividend Warrants to the Holders as a group to purchase an aggregate of 1,493,856 shares of Common Stock. Each Dividend Warrant has an exercise price of $0.01 per share, and is exercisable immediately upon issuance; provided, however, that a Dividend Warrant may only be exercised concurrently with the conversion of shares of Series A Preferred held by a Holder into shares of Common Stock. In addition, each Dividend Warrant held by a Holder shall expire on the earliest to occur of (i) the conversion of all Series A Preferred held by such Holder into Common Stock, (ii) the redemption by the Company of all outstanding shares of Series A Preferred held by such Holder, (iii) the Dividend Warrant no longer representing the right to purchase any shares of Common Stock, and (iv) the tenth anniversary of the date of issuance.

Industry Background

Biometrics and Secure Credential Markets

The identity and access management market are expected to grow from $7.2 billion in 2015 to $12.78 billion by 2020, at an expected Compound Annual Growth Rate (“CAGR”) of 12.2%. This growth is based on a growing demand for compliance management requirements and increasing trends in mobility devices and applications. The main drivers are:

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

Cloud services to date, though increasing, still suffer from a perceived lack of security. However, large enterprises are rapidly adopting cloud models, especially in centralizing the management of identities. This adoption is being done by still using on premise identity management solutions, but also venturing into the cloud as well. This means that the use of the hybrid model, utilizing both cloud and in-house identity management solutions, is increasing.

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

●
Sending coupons and offers to mobile devices

Government

●
Airport security

●
Customs security

●
Rail ticketing

●
Internet access on trains and planes

●
Police and fire services

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

Law enforcement customers require demanding end-to-end solutions that incorporate robust features and functionalities, such as biometric and secure credentialing capabilities, as well as instant access to centrally maintained records for real time verification of identity and privileges. Law enforcement has long used the multiple biometrics of fingerprint and face in establishing an individual’s identity record. More recently, law enforcement is seeking capability to utilize additional biometrics such as iris and DNA. The Company’s multi-biometric platform product, the IWS Biometric Engine, allows Company customers to use as many different biometrics as desired all on a single, integrated platform.

Many law enforcement agencies are also moving toward a more shared experience where specific pieces of suspect/arrest data may be viewed by outside agencies allowing a suspect’s identity to be quickly defined with the end goal being the swift apprehension of the subject.

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

Biometrics

Our biometric product line consists of the following:

GoMobile InteractiveTM

In July 2013, the Company introduced its mobile biometric identity management platform, GoMobile InteractiveTM (“GMI”). Based upon acquired patented messaging platform technology, combined with the Company’s patented IWS Biometric Engine®, GMI allows global business, service and content providers to offer users biometric security for their products, services and content on the Android or iPhone operating systems. GMI includes a standalone application that can be used as a turnkey solution, as well as an SDK, enabling integration with existing mobile applications for Android and iPhone. Targeted verticals for the product include mobile banking and value transfer, retail, healthcare and entertainment services. By supporting multi-modal biometrics on a mobile device, the Company is able to offer an out-of-band security solution that is far superior to traditional password or PIN protection, which are now failing and costing businesses billions of dollars. In addition, the GMI service supports dynamic information gathering, allowing clients to learn about their users through the use of interactive surveys that can be secured using biometrics.

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

The IWS Biometric Engine is available as an SDK, as well as a platform for custom configurations to meet specific customer requirements. The added suite of products provides government, law enforcement, border management and enterprise businesses with a wide variety of application-specific solutions that address specific government mandates and technology standards. It also provides users with the ability to integrate into existing legacy systems and expand based upon specific customer requirements. This enables users to integrate a complete solution or components as needed. The application suite of products includes packaged solutions for:

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

●
Supports a Single-Sign-On feature that securely manages Internet Explorer and Windows application ID and password information;

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

IWS EPI Builder.  This is an SDK and a leading secure credential component of identity management and security solutions, providing all aspects of ID functionality from image and biometric capture to the enrollment, issuance and management of secure documents. It contains components which developers or systems integrators can use to support and produce secure credentials, including national IDs, passports, International Civil Aviation Office -compliant travel documents, smartcards and driver licenses. IWS EPI Builder enables organizations to develop custom identification solutions or incorporate sophisticated identification capabilities into existing applications including the ability to capture images, biometric and demographic data; enable biometric identification and verification (1:1 and 1:X); as well as support numerous biometric hardware and software vendors. It also enables users to add electronic identification functionality for other applications, including access control, tracking of time and attendance, point of sale transactions, human resource systems, school photography systems, asset management, inventory control, warehouse management, facilities management and card production systems.

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

Maintenance and Customer Support

We offer software and hardware support to our customers. Customers can contract with us for technical support that enables them to use a toll-free number to speak with our technical support center for software support and general assistance 24 hours a day, seven days a week. As many of our government customers operate around the clock and perceive our systems as critical to their day-to-day operations, a very high percentage contract for technical support.  For the years ended December 31, 2018 and 2017, maintenance revenue accounted for approximately 60% and 62% of our total revenue, respectively.

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

Customers

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Saudi Arabia, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. For the year ended December 31, 2018, one customer accounted for approximately 36% or $1,573,000 of total revenue and had $0 trade receivables as of the end of the year, as compared to one customer that accounted for approximately 25% or $1,089,000 of total revenue and had $201,000 trade receivables as of the end of the December 31, 2017.

Our Strategy

Our strategy is to provide patented open-architected identity management solutions including multi-biometric, secure credential and law enforcement technologies that are stand alone, integrated and/or bundled with key partners including channel relationships and large systems integrators such as United Technology Security, GCR, Unisys, Lockheed Martin, IBM and Fujitsu, among others. Key elements of our strategy for growth include the following:

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

Expand Law Enforcement and Public Safety Markets

We intend to use our successful installations with customers such as the Arizona Department of Public Safety and the San Bernardino County Sheriff’s Department as reference accounts, and to market IWS Law Enforcement as a superior technological solution. Our recent addition of the LiveScan module and support for local AFIS to our IWS Law Enforcement will enhance its functionality and value to the law enforcement customer as well as increase the potential revenue the Company can generate from a system sale. We primarily sell directly to the law enforcement community. Our sales strategy is to increase sales to new and existing customers, including renewing supporting maintenance agreements. We have also established relationships with large systems integrators such as Sagem Morpho to OEM our law enforcement solution utilizing their worldwide sales force. We will focus our sales efforts in the near term to establish IWS Law Enforcement as the integrated mug shot and LiveScan system adopted in as many countries, states, large counties and municipalities as possible. Once we have a system installed in a region, we intend to then sell additional systems or retrieval seats to other agencies within the primary customer’s region and in neighboring regions. In addition, we plan to market our integrated investigative modules to the customer, including Facial Recognition, Web and WitnessView. As customer databases of digital mug shots grow, we expect that the perceived value of our investigative modules, and corresponding revenue from sales of those modules, will also grow.

Software as a Service Business Model

With the advent of cloud-based computing and the proliferation of smart mobile devices, which allow for reliable biometric capture and the need to secure access to data, products and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets. The Company therefore intends to leverage the strength of its experience servicing existing government clients who have deployed the Company’s products for large populations, as well as its foundational patent portfolio in the field of multi-modal biometrics and the fusion of multiple biometric algorithms, to address the growing commercial and consumer market. As part of its marketing plan, the Company offered new versions of its product suite on a SaaS model during 2016. This new business model, which is intended to supplement the Company’s existing business model, will allow new commercial and consumer clients to biometrically verify identity in order to access data, products or services from mobile and desktop devices.

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

Sales and Marketing

We market and sell our products through our direct sales force and through indirect distribution channels, including systems integrators. As of December 31, 2018, we had sales and account representatives based domestically in the District of Columbia, California, Colorado, Oregon, Pennsylvania, Texas and Illinois and internationally in Japan, Chile and Mexico. Geographically, our sales and marketing force consisted of thirteen persons: ten persons in the United States, and three persons internationally as of December 31, 2018.

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

We hold several issued patents and have several other patent applications pending for elements of our products. We believe we have the foundational patents regarding the use of multiple biometrics and continue to be an IP leader in the biometric arena. It is our belief that this intellectual property leadership will create a sustainable competitive advantage. We are an early pioneer in the first to file patents related to multi-modal biometrics and currently are the worldwide leader in multi-modal biometric patents, with 22 issued patents worldwide and 25 patents pending. These technologies allow biometric matching using any type of biometric modality for identity verification while protecting the privacy of an individual. It is our belief that such technology will be critical to providing biometric management solutions for the consumer market where privacy protection has been a historical issue and barrier to biometric adoption.

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

Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of our products. Although our competitive position could be threatened by disclosure or reverse engineering of this proprietary information, we believe that copyright and trademark protection are less important than other factors, such as the knowledge, ability, and experience of our personnel, name recognition and ongoing product development and support.

Our software products are licensed to end users under a perpetual, nontransferable, nonexclusive license that stipulates which modules can be used and how many concurrent users may use them. These forms of licenses are typically not signed by the licensee and may be more difficult to enforce than signed agreements in some jurisdictions.

Employees

We had a total of 73 and 64 full-time employees as of December 31, 2018 and 2017, respectively. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

Additional Available Information

We make available, free of charge, at our corporate website (http://www.iwsinc.com) copies of our annual reports filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, and proxy statements at no charge to investors upon request. Additionally, all reports filed by us with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business is subject to significant risks. You should carefully consider the risks described below and the other information in this Annual Report, including our financial statements and related notes, before you decide to invest in our Common Stock. If any of the following risks or uncertainties actually occur, our business, results of operations or financial condition could be materially harmed, the trading price of our Common Stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

 Available cash resources may be insufficient to provide for our working capital needs for the next twelve months. In the event such cash resources are insufficient to provide for our working capital requirements, we will need to raise additional capital to continue as a going concern.

Duringthe year ended December 31, 2018, we consummated a preferred stock offering resulting in gross proceeds to the Company of approximately $10.0 million. In addition, during the year ended December 31, 2018, we entered into an Exchange Agreement with the holders of our related party lines of credit aggregating $6.0 million in principal borrowings and accrued unpaid interest incurred under the lines of credit of approximately $0.9 million, whereby the holders agreed to exchange their notes and interest for an aggregate 6,896 shares of the Company’s Series A Preferred stock. As a result of this exchange, all amounts owed by the Company under the lines of credit were deemed satisfied in full. At December 31, 2018, we had positive working capital of approximately $3,078,000. Our principal source of liquidity at December 31, 2018 consisted of cash of $5,694,000.

Considering our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash may be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

We have a history of significant recurring losses totaling approximately $186.6 million at December 31, 2018 and $170.5 million at December 31, 2017, and these losses may continue in the future.

As of December 31, 2018 and 2017, we had an accumulated deficit of approximately $186.6 million and $170.5 million, respectively, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expense. As a result, we will need to generate significant revenue to achieve profitability, and we may never achieve profitability.

Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future.

Our operating results have fluctuated in the past. These fluctuations in operating results are the consequence of the following, amongst other things:

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

●
our accounting and legal expense; and

●
general economic conditions.

These factors, some of which are not within our control, will likely continue in the future. To respond to these and other factors, we may need to make business decisions that could result in failure to meet financial expectations. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. Most of our expense, such as employee compensation and inventory, is relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our revenue for a particular period was below our expectations, we may not be able to proportionately reduce our operating expense for that period. Any revenue shortfall would have a disproportionately negative effect on our operating results for the period.

We depend upon a small number of large system sales ranging from $100,000 to in excess of $2,000,000 and we may fail to achieve one or more large system sales in the future.

Historically, we have derived a substantial portion of our revenue from a small number of sales of large, relatively expensive systems, typically ranging in price from $100,000 to $2,000,000. If we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts and investors, in which case the market price of our Common Stock may decrease significantly.

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

A significant number of our customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend from quarter-to-quarter or year-to-year. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that may frequently occur relating to the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenue or payments from these agencies may be substantially delayed. In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding requirements, provisions permitting the purchasing agency to modify or terminate at will the contract without penalty, and provisions permitting the agency to perform investigations or audits of our business practices, any of which may limit our ability to enter into new contracts or maintain our current contracts.

One customer accounted for approximately 36% of our total revenue during the year ended December 31, 2018, and approximately 25% of our total revenue during the year ended December 31, 2017. In the event of any material decrease in revenue from this customer, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be materially and adversely affected.

   During the years ended December 31, 2018 and 2017, one customer accounted for approximately 36% or $1,573,000 of our total revenue, and 25% or $1,089,000 of our total revenue, respectively. If this customer were to significantly reduce its relationship with the Company, or in the event the we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would be material.

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

We are dependent upon third parties for the successful integration of our products, and/or the launch of our products. Any delay in the integration of our products or the launch of third-party products may materially affect our results from operations and financial condition.

              Our current marketing strategy involves the distribution of our products through larger product partners and/or resellers that will either resell our product alongside theirs, OEM a white label version of our products, or sell our products fully integrated into their offerings. Our strategy leaves us largely dependent upon the successful rollout of our products by our distribution partners. We have experienced delays in the rollout of our products due to these factors during the years ended December 31, 2017 and 2018, and no assurances can be given that we will not experience delays in the future. Any delays negatively affect our results from operations and financial condition.

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

Our Board of Directors has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the Common Stock, without any further vote or action by the holders of our Common Stock. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued, or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of our preferred stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued, and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of March 18, 2019, we had three series of preferred stock outstanding, Series A Preferred stock, Series B Preferred stock and Series C Preferred stock.

The provisions of our Series A Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series A Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of December 31, 2018 and 2017, we had no cumulative undeclared dividends on our Series A Preferred.

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2018 and 2017, we had cumulative undeclared dividends on our Series B Preferred of approximately $8,000.

The provisions of our Series C Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series C Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $10,000 per share, plus all accrued but unpaid dividends. As of December 31, 2017, there were no shares of Series C Preferred outstanding. As of December 31, 2018, we had cumulative undeclared dividends on our Series C Preferred of approximately $0.

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

As a result of the securities issued to Goldman Capital Management and related entities controlled by Neal Goldman, a member of our Board of Directors (together, “Goldman”), Goldman beneficially owns, in the aggregate, approximately 39.5% of the Company’s outstanding voting securities as of March 26, 2019.  As a result, Goldman has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

We have never paid cash dividends on our Common Stock and do not anticipate that any cash dividends will be paid on the Common Stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of our Series A Preferred, Series B Preferred and Series C Preferred directly limit our ability to pay cash dividends on our Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in San Diego, California, where we occupy 8,511 square feet of office space. The lease for such office space commenced on November 1, 2018 and terminates on April 30, 2025. Annual base rent over the lease term approximates $361,000 per year. Prior to November 1, 2018, we leased 9,927 square feet of office space in San Diego, California for approximately $30,000 per month pursuant to a lease agreement that expired in October 2018.

In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2018:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021;
●
9,720 square feet in Portland, Oregon, at a cost of approximately $22,000 per month until the expiration of the lease on February 28, 2023; and
●
183 square feet of office space in Mexico City, Mexico, at a cost of approximately $2,000 per month until September 30, 2019.

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

Market Information

Our Common Stock does not trade on an established securities exchange. Our Common Stock is quoted under the symbol “IWSY” on the OTCQB marketplace. Any OTCQB marketplace quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

The following table sets forth the high and low sale prices for our Common Stock for each quarter in 2018 and 2017:

2018 Fiscal Quarters	High	Low
First Quarter	$2.24	$1.50
Second Quarter	$1.90	$1.08
Third Quarter	$1.44	$0.86
Fourth Quarter	$1.01	$0.55

2017 Fiscal Quarters	High	Low
First Quarter	$1.39	$0.98
Second Quarter	$1.24	$0.81
Third Quarter	$1.50	$0.83
Fourth Quarter	$1.62	$1.25

Holders

As of March 26, 2019, we had approximately 197 registered holders of record of our Common Stock. A significant number of our shares of Common Stock were held in street name and, as such, we believe that the actual number of beneficial owners of our Common Stock is significantly higher.

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

 As of December 31, 2018, and 2017, we had cumulative undeclared dividends of approximately $0 relating to our Series A Preferred, $8,000 relating to our Series B Preferred and $0 related to our Series C Preferred.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 11 of this Annual Report.

Recent Sales of Unregistered Securities

We issued certain equity securities in unregistered transactions during fiscal year 2018. All of the securities issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and in the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

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

Recent Developments

Creation of Series C Convertible Redeemable Preferred Stock

On September 10, 2018, the Company filed the Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, designating 1,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series C Convertible Preferred stock, each share with a stated value of $10,000 per share.

Series C Financing

From September 10, 2018 through September 21, 2018, the Company offered and sold an aggregate of 1,000 shares of Series C Preferred at a purchase price of $10,000 per share. The aggregate gross proceeds to the Company from the Series C Financing was $10,000,000. Issuance costs incurred in conjunction with the Series C Financing were approximately $1,211,000, resulting in net proceeds to the Company of approximately $8,789,000.

Amendment to Certificate of Designations of Series A Convertible Preferred Stock

On September 10, 2018, the Company filed an Amendment to the Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, to increase the number of shares of Series A Preferred authorized for issuance thereunder to 38,000 shares, in order to permit the Debt Exchange.

Debt Exchange

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

Declaration of Special Dividend

Concurrently with the Series C Financing, the Company’s Board of Directors declared the Special Dividend for Holders of the Series A Preferred, pursuant to which each Holder received a Dividend Warrant to purchase 39.87 shares of Company Common Stock for every share of Series A Preferred held, which resulted in the issuance of Dividend Warrants to the Holders as a group to purchase an aggregate of 1,493,856 shares of Common Stock. Each Dividend Warrant has an exercise price of $0.01 per share, and is exercisable immediately upon issuance; provided, however, that a Dividend Warrant may only be exercised concurrently with the conversion of shares of Series A Preferred held by a Holder into shares of Common Stock. In addition, each Dividend Warrant held by a Holder shall expire on the earliest to occur of (i) the conversion of all Series A Preferred held by such Holder into Common Stock, (ii) the redemption by the Company of all outstanding shares of Series A Preferred held by such Holder, (iii) the Dividend Warrant no longer representing the right to purchase any shares of Common Stock, and (iv) the tenth anniversary of the date of issuance.

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

Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, assumptions used in the application of fair value methodologies to calculate the fair value differential of the Preferred Stock Exchange (as defined below), fair value of financial instruments issued with and affected by the Series C Financing, assumptions used in the application of revenue recognition policies and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

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

Valuation of Goodwill, Other Intangible and Long-Lived Assets.  The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other.” In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 “Property, Plant and Equipment” and intangible assets with an indefinite life are analyzed for impairment under ASC 360 annually, or more often if circumstances dictate. The Company performs its annual goodwill impairment test in the fourth quarter of each year, or if required, at the end of each fiscal quarter.  In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test.

The Company did not record any goodwill impairment charges for the years ended December 31, 2018 or 2017.

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

There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but reasonable, assumptions could produce significantly different results. Significant assumptions include estimates of future levels of revenue and operating expense. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. There can be no assurance that goodwill impairment will not occur in the future.

Stock-Based Compensation.  At December 31, 2018, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2018 and 2017, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2018 and 2017 ranged from 57% and 64%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company to value the grants issued in 2018 and 2017 as computed by this method was 5.17 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations were 2.6% for the years ended December 31, 2018 and 2017. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

Assessing the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability. Determining whether a fair value measurement is based on Level 1, Level 2, or Level 3 inputs is important because certain disclosures are applicable only to those fair value measurements that use Level 3 inputs. The use of Level 3 inputs may include information derived through extrapolation or interpolation which involves management assumptions as well as valuation techniques employing Monte Carlo simulation methodologies, binomial stock price models and variable conversion probabilities.

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

Comparison of Results for Fiscal Years Ended December 31, 2018 and 2017

Product Revenue
	Twelve Months Ended December 31,
Net Product Revenue	2018	2017	$ Change	% Change
(dollars in thousands)
Software and royalties	$1,334	$1,248	$86	7%
Percentage of total net product revenue	76%	77%
Hardware and consumables	$133	$94	$39	41%
Percentage of total net product revenue	7%	6%
Services	$294	$272	$22	8%
Percentage of total net product revenue	17%	17%
Total net product revenue	$1,761	$1,614	$147	9%

Software and royalty revenue increased 7% or approximately $86,000 during the year ended December 31, 2018 as compared to the corresponding period in 2017. This increase is attributable to higher identification project related revenue of approximately $193,000 and higher law enforcement project related revenue of approximately $76,000, offset by lower sales of boxed identity management software sold through our distribution channel of approximately $18,000 and lower royalty revenue of approximately $165,000. The increase in identification project related revenue and law enforcement project revenue is reflective of additional software licenses sold into existing identification projects caused by increased end-user utilization. The decrease in boxed identity management software sold through our distribution channel reflects lower procurement from two of our channel partners and the decrease in royalty revenue results primarily from lower reported usage from certain customers.

Revenue from the sale of hardware and consumables increased 41% or approximately $39,000 during the year ended December 31, 2018 as compared to the corresponding period in 2017 due to an increase in project related solutions containing hardware.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased 8% or approximately $22,000 during the year ended December 31, 2018 as compared to the corresponding period in 2017, due to an increase in the service element of project related work completed during the year ended December 31, 2018.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives during 2019; however, government procurement initiatives, implementations and pilots are frequently delayed and extended, as was the case in the year ended December 31, 2018, and we cannot predict the timing of such initiatives.

During the twelve months ended December 31, 2018, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. During the year ended December 31, 2018 we saw additional customers implement GoVerify ID®, our cloud based mobile biometric authentication software as a service. Management believes that additional implementations will occur throughout 2019 resulting in increased identities under management, although no assurances can be given.

 Maintenance Revenue
	Twelve Months Ended December 31,
Maintenance Revenue	2018	2017	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$2,643	$2,679	$(36)	(1)%

Maintenance revenue was approximately $2,643,000 for the year ended December 31, 2018, as compared to approximately $2,679,000 for the corresponding periods in 2017. For the year ended December 31, 2018, identity management maintenance revenue was approximately $1,344,000 as compared to $1,311,000 for the comparable period in 2017. The increase in identity management maintenance revenue of approximately $33,000 reflects the expansion of our installed base. Law enforcement maintenance revenue was approximately $1,299,000 for the twelve months ended December 2018 as compared to $1,368,000 for the comparable period in 2017. This decrease of approximately $69,000 is primarily due to the expiration of certain law enforcement maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the continued expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth, if ever.

Cost of Product Revenue

	Twelve Months Ended December 31,
Cost of Product Revenue:	2018	2017	$ Change	% Change
(dollars in thousands)
Software and royalties	$11	$39	$(28)	(72)%
Percentage of software and royalty product revenue	1%	3%
Hardware and consumables	$92	$64	$28	44%
Percentage of hardware and consumables product revenue	69%	68%
Services	$102	$49	$53	108%
Percentage of services product revenue	35%	18%
Total product cost of revenue	$205	$152	$53	(35)%
Percentage of total product revenue	12%	9%

The cost of software and royalty product revenue decreased approximately $28,000 during the year ended December 31, 2018 as compared to the corresponding period in 2017. This decrease, despite higher software and royalty product revenue of approximately $86,000, is due primarily to the 2018 period containing significant software license revenue with no associated customization costs.

The cost of product revenue for our hardware and consumable sales during the year ended December 31, 2018 increased approximately $28,000 as compared to the corresponding period in 2017, due primarily to higher hardware and consumable product revenue of approximately $39,000 during the 2018 period.

Cost of services revenue increased approximately $53,000 during the year ended December 31, 2018 as compared to the corresponding period in 2017. This increase reflects higher service revenue of approximately $22,000 combined with the incurrence of certain non-recoverable project costs incurred due to implementation difficulties combined with the composition of labor resources utilized in the completion of the service element. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Twelve Months Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Total maintenance cost of revenue	$671	$839	$(168)	(20)%
Percentage of total maintenance revenue	25%	31%

Cost of maintenance revenue decreased approximately $168,000 during the year ended December 31, 2018 as compared to the corresponding period in 2017, resulting principally from lower maintenance labor costs incurred during the year ended December 31, 2018 as compared to the corresponding period in 2017 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

 Product Gross Profit
	Twelve Months Ended December 31,
Product gross profit	2018	2017	$ Change	% Change
(dollars in thousands)
Software and royalties	$1,323	$1,209	$114	9%
Percentage of software and royalty product revenue	99%	97%
Hardware and consumables	$41	$30	$11	37%
Percentage of hardware and consumables product revenue	31%	32%
Services	$192	$223	$(31)	(14)%
Percentage of services product revenue	65%	82%
Total product gross profit	$1,556	$1,462	$94	6%
Percentage of total product revenue	88%	91%

Software and royalty gross profit increased 9% or approximately $114,000 for the year ended December 31, 2018 as compared to the corresponding period in 2017, due primarily to higher software and royalty revenue of approximately $86,000 combined with lower software and royalty cost of revenue of approximately $28,000 for the same period. This relationship is reflective of approximately $694,000 in license revenue with extremely low costs for the 2018 year. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumables gross profit increased approximately $11,000 for the year ended December 31, 2018, as compared to the 2017 period. This increase resulted from higher sales of hardware and consumables in project solutions of approximately $39,000 combined with corresponding higher cost of hardware and consumables product revenue of $28,000 for the year ended December 31, 2018 as compared to the corresponding period in 2017.

Services gross profit decreased approximately $94,000 during the year ended December 31, 2018, as compared to the corresponding period in 2017, with such decrease primarily resulting from higher service revenue of approximately $22,000 offset by higher cost of service revenue of approximately $53,000 for the year ended December 31, 2018 as compared to the corresponding period in 2017.  These higher costs reflect the incurrence of certain non-recoverable project costs incurred due to implementation difficulties combined with a higher composition of more expensive labor resources.

Maintenance Gross Profit
Maintenance gross profit	Twelve Months Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Total maintenance gross profit	$1,972	$1,840	$132	7%
Percentage of total maintenance revenue	75%	69%

Gross profit related to maintenance revenue increased 7% or approximately $132,000 for the year ended December 31, 2018 as compared to the corresponding period in 2017. This increase results from lower maintenance revenue of approximately $36,000 due to the expiration of certain Law Enforcement maintenance contracts offset by lower cost of maintenance revenue of approximately $168,000 due to headcount reductions in our customer service department combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

Operating Expense
	Twelve Months Ended December 31,
Operating expense	2018	2017	$ Change	% Change
(dollars in thousands)
General and administrative	$4,285	$3,723	$562	15%
Percentage of total net revenue	97%	87%
Sales and marketing	$3,571	$2,816	$755	27%
Percentage of total net revenue	81%	66%
Research and development	$7,351	$6,324	$1,027	16%
Percentage of total net revenue	167%	147%
Depreciation and amortization	$51	$68	$(17)	(25)%
Percentage of total net revenue	1%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar increase of approximately $562,000 in general and administrative expense for the year ended December 31, 2018 as compared to the corresponding period in 2017 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $49,000;

●
Increases in professional services of approximately $538,000, which includes higher Board of Director fees of approximately $132,000 due primarily to additional members, higher patent-related fees of approximately $29,000, higher auditing fees of approximately $304,000, higher general corporate expense of approximately $10,000, higher investor relations fees of approximately $39,000 and higher legal fees of approximately $24,000;

●
Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $199,000;

●
Decrease in financing related expense of approximately $131,000; and

●
Increase in stock-based compensation expense of approximately $5,000.

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

The dollar increase in sales and marketing expense of approximately $755,000 during the year ended December 31, 2018 as compared to the corresponding period in 2017, is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $689,000 driven primarily by headcount increases;

●
Increase in contractor and contract services of approximately $88,000 resulting from decreased utilization of certain sales consultants of approximately $171,000 offset by increased marketing dues and subscription expense and contract services of approximately $259,000;

●
Decrease in travel, trade show expense and office related expense of approximately $5,000;

●
Decrease in stock-based compensation expense of approximately $4,000; and

●
Decrease in our Mexico sales office expense and other of approximately $13,000.

We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2019 will increase as we pursue large project solution opportunities.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs.

Research and development expense increased approximately $1,027,000 for the year ended December 31, 2018, as compared to the corresponding period in 2017, due primarily to the following major components:

●
Increase in personnel related expense of approximately $552,000 due to headcount increases;

●
Increase in contractor fees and contract services of approximately $350,000 for services related to the accelerated development of mobile identity management applications;

●
Decrease in stock-based compensation of approximately $3,000; and

●
Increase in rent, office related expense and engineering tools and supplies of approximately $128,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the year ended December 31, 2018, depreciation and amortization expense decreased approximately $17,000 as compared to the corresponding period in 2017. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The decrease is reflective of the full depreciation of certain fixed assets.

Interest Expense (Income), Net

For the year ended December 31, 2018, we recognized interest income of $78,000 and interest expense of $541,000. For the year ended December 31, 2017, we recognized interest income of $43,000 and interest expense of $634,000.

 Interest expense for the year ended December 31, 2018 contains the following components:

●
Approximately $8,000 of amortization expense of deferred financing fees related to the Lines of Credit;

●
Approximately $162,000 of amortization expense of recognized beneficial conversion feature related to the Lines of Credit borrowings; and

●
Approximately $371,000 related to coupon interest on our 8% Line of Credit borrowings.

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

Other Income

For the year ended December 31, 2018, we recognized other income of approximately $4,000 and other expense of $0. Other income for the year ended December 31, 2018 is comprised of approximately $4,000 from miscellaneous receipts.

For the year ended December 31, 2017, we recognized other income of approximately $125,000 and other expense of $0. Other income for the year ended December 31, 2017 is comprised of approximately $75,000 from the write off of certain accrued expense due the expiration of the legal statute of limitations on such liabilities. Other income also includes $50,000 from the sale of one of the Company’s non-utilized trademarks.

Change in Fair Value of Derivative Liabilities

For the year ended December 31, 2018, we recognized approximately $232,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such increase was determined by management using fair value methodologies and is included as an expense under the caption “Change in fair value of derivative liabilities” in our consolidated statement of operations for twelve months ended December 31, 2018.

Income Tax Expense

During the year ended December 31, 2018, we recorded a net expense of approximately $11,000 from income taxes, as compared to a benefit of $124,000 for the year ended December 31, 2017.

During the years ended December 31, 2018 and 2017, we recorded an expense for income taxes of $11,000 and a tax benefit of $124,000, respectively. The tax benefit reflects the reversal of a prior year accrual related to foreign taxes which expired due to the expiration of the statute of limitation on this foreign tax liability. The 2018 tax expense relates to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

We have incurred consolidated pre-tax losses during the years ended December 31, 2018, and 2017, and have incurred operating losses in all prior periods. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

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

Series A Financing

On September 18, 2017, the Company offered and sold a total of 11,000 shares of Series A Preferred at a purchase price of $1,000 per share (the “Series A Financing”). As a result of the Series A Financing, the Company generated net proceeds of approximately $10.9 million.

In addition, on September 18, 2017, the Company entered into exchange agreements with holders of all outstanding shares of the Company’s Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock (collectively, the “Exchanged Preferred”), pursuant to which holders of the Exchanged Preferred agreed to cancel their respective shares of Exchanged Preferred in exchange for shares of Series A Preferred (the “Preferred Stock Exchange”), resulting in the issuance to the holders of Exchanged Preferred of an aggregate total of 20,021 shares of Series A Preferred.

Series C Financing

On September 10, 2018, the Company offered and sold a total of 890 shares of Series C Preferred at a purchase price of $10,000 per share, and on September 21, 2018, the Company sold an additional 110 shares of Series C Preferred at a purchase price of $10,000 per share. The total net proceeds to the Company were approximately $8,789,000, after deducting insurance costs incurred in conjunction with the Series C Financing.

Lines of Credit

Lines of credit consist of the following:
($ in thousands)	December 31, 2018	December 31, 2017
Lines of Credit with Related Parties
8% convertible lines of credit. Face value of advances under lines of credit $0 at December 31, 2018 and $6,000 at December 31, 2017. Discount on advances under lines of credit is $0 at December 31, 2018 and $226 at December 31, 2017. Maturity date was December 31, 2018; however, the lines of credit were terminated on September 10, 2018, as more thoroughly discussed below.	$—	$5,774
Total lines of credit to related parties	—	5,774
Less current portion	—	(5,774)
Long-term lines of credit to related parties	$—	$—

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

The following table sets forth the Company’s activity under its former Lines of Credit for the periods indicated:

Balance outstanding under Lines of Credit as of December 31, 2016	$2,650
Borrowings under Lines of Credit	3,350
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2017	$6,000
Borrowings under Lines of Credit	—
Exchanges	(6,000)
Balance outstanding under Lines of Credit as of December 31, 2018	$—

For a more detailed discussion of the Company’s former Lines of Credit, see Note 5, Related Parties to these consolidated financial statements.

Going Concern and Management’s Plan

At December 31, 2018, we had positive working capital of approximately $3,078,000, as compared to a working capital deficit of approximately $415,000 at December 31, 2017. Our principal sources of liquidity at December 31, 2018 consisted of cash and cash equivalents of $5,694,000. Our principal sources of liquidity at December 31, 2017 consisted of cash and cash equivalents of $7,317,000.

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

Operating Activities

Net cash used in operating activities was $10,310,000 during the year ended December 31, 2018 as compared to $8,703,000 during the year ended December 31, 2017.  During the year ended December 31, 2018, net cash used in operating activities consisted of net loss of $12,550,000 and an increase in working capital and other assets and liabilities of $489,000. Those amounts were offset by approximately $1,751,000 of non-cash costs, including $1,298,000 in stock-based compensation, $170,000 in debt issuance cost amortization and beneficial conversion feature amortization, $51,000 in depreciation and amortization, and $232,000 in the change in fair value of derivative liabilities. During the year ended December 31, 2018, we used cash of $593,000 from increases in current assets and generated cash of $1,081,000 through increases in current liabilities and deferred revenue, excluding debt.

During the year ended December 31, 2017, net cash used in operating activities consisted of net loss of $10,069,000 and an increase in operating cash from changes in assets and liabilities of $195,000. We also incurred $1,171,000 in net non-cash costs including $1,151,000 in stock based compensation, $209,000 in debt issuance cost amortization and debt discount amortization, $15,000 in provision for losses on accounts receivable and $68,000 in depreciation and amortization offset by $272,000 of non-cash income primarily from the write-off of certain accrued expense due to the expiration of the statute of limitations of $222,000 and $50,000 from the sale of one of the Company’s non-utilized trademarks. During the year ended December 31, 2017, we used cash of $282,000 from increases in current assets and generated cash of $477,000 through increases in current liabilities and deferred revenue, excluding debt.

Investing Activities

Net cash used in investing activities was $240,000 for the year ended December 31, 2018 as compared to net cash provided by investing activities of $45,000 for the year ended December 31, 2017. For the year ended December 31, 2018, we used cash of $240,000 to fund capital expenditures of leasehold improvements and office furniture. For the year ended December 31, 2017, we used cash of $5,000 to fund capital expenditures of computer equipment, software and furniture and fixtures. This level of fixed asset purchases resulted primarily from the replacement of older items.

Financing Activities

We generated cash of $8,900,000 from financing activities for the year ended December 31, 2018, as compared to $14,495,000 for the year ended December 31, 2017. During the year ended December 31, 2018, we generated cash of approximately $162,000 from the exercise of 235,852 stock options resulting in the issuance of 235,852 shares of Common Stock, and generated cash of $10,000,000 in gross proceeds from the Series C Financing, offset by $1,211,000 in offering costs. During the year ended December 31, 2018, we used cash of approximately $51,000 for the payment of dividends on our Series B Preferred stock. During the year ended December 31, 2017 we generated cash of $11,000,000 from the Series A Financing, offset by $63,000 in offering costs, generated $3,350,000 from borrowings under the former Lines of Credit and generated approximately $259,000 from the exercise of 369,004 options resulting in the issuance of 369,004 shares of Common Stock. We used cash of approximately $51,000 for the payment of dividends on our Series B Preferred stock.

Debt

At December 31, 2017, the Company had $6,000,000 in outstanding debt and $527,000 in related accrued but unpaid interest. As a result of the Debt Exchange consummated on September 10, 2018, the Lines of Credit and all indebtedness, liabilities and other obligations arising thereunder were terminated, cancelled and deemed satisfied in full. As a result, no future borrowings are available under the Lines of Credit.

Contractual Obligations

Total contractual obligations and commercial commitments as of December 31, 2018 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,312	$480	$1,257	$1,575	$—
Total	$3,312	$480	$1,257	$1,575	$—

Real Property Leases

              Our corporate headquarters are located in San Diego, California, where we now occupy 8,511 square feet of office space at a cost of approximately $30,000 per month. We entered into this facility’s lease was in July 2018 and this new lease commenced on November 1, 2018 and terminates on April 30, 2025. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2018:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $22,000 per month until the expiration of the lease on February 28, 2023; and

●
183 square feet of office space in Mexico City, Mexico, at a cost of approximately $2,000 per month until September 30, 2019.

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

Stock-Based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenue	$19	$19
General and administrative	840	655
Sales and marketing	216	220
Research and development	197	200

Total	$1,272	$1,094

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

Impact of Inflation

The primary inflationary factor affecting our operations is labor costs, and we do not believe that inflation has materially affected earnings during the past four years. Substantial increases in costs and expense, particularly labor and operating expense, could have a significant impact on our operating results to the extent that such increases cannot be passed along to customers and end users.

ITEM 7A.	QUANTITATIVE AND QUALIT ATIVE DISCLOSURES ABOUT MARKET RISK

Our business extends to countries outside the United States, and we intend to continue to expand our foreign operations. As a result, our revenue and results of operations are affected by fluctuations in currency exchange rates, interest rates, and other uncertainties inherent in doing business in more than one currency. In addition, our operations are exposed to risks that are associated with changes in social, political, and economic conditions in the foreign countries in which we operate, including changes in the laws and policies that govern foreign investment, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

We had approximately $88,000 and $76,000 in revenue from sources outside the United States for the years ended December 31, 2018 and 2017, respectively. We made payments in foreign currencies to fund our foreign operations of approximately $1,009,000 and $889,000 for the years ended December 31, 2018 and 2017, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2018 and 2017 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Mayer Hoffman McCann P.C., our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Part IV below.

(c) Changes in Internal Controls over Financial Reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and executive officers currently consist of the persons named in the table below. Each director serves for a one-year term, until his or her successor is elected and qualified, or until earlier resignation or removal. Our bylaws provide that the number of directors shall not be less than four, but no more than ten. The directors and executive officers are as follows:

Name	Age	Principal Occupation/Position Held With the Company
Mr. S. James Miller, Jr.	65	Chief Executive Officer and Chairman of the Board of Directors
Mr. Wayne Wetherell	66	Senior Vice President of Administration, Chief Financial Officer, Secretary and Treasurer
Mr. David Harding	49	Senior Vice President, Chief Technical Officer
Mr. David Somerville	58	Senior Vice President, Sales and Marketing
Mr. David Carey	74	Director
Mr. Guy Steve Hamm	71	Director
Mr. David Loesch	74	Director
Mr. John Cronin	64	Director
Mr. Neal Goldman	74	Director
Mr. Dana W. Kammersgard	63	Director
Mr. Charles Frischer	52	Director
Mr. Robert T. Clutterbuck	68	Director

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

Wayne Wetherell has served as our Senior Vice President, Administration and Chief Financial Officer since August 1996 and additionally as our Secretary and Treasurer since October 2005. From 1996 to May 2001, he served as Vice President of Finance and Chief Financial Officer. From 1991 to 1996, Mr. Wetherell was the Vice President and Chief Financial Officer of Bilstein Corporation of America, a manufacturer and distributor of automotive parts. From 1980 to 1990 Mr. Wetherell served in various financial roles culminating as Director of Financial Planning and Analysis for Oak Industries, Inc., a manufacturer of components for the telecommunications industry traded on the NYSE. Mr. Wetherell holds a B.S. degree in Management and a M.S. degree in Finance from San Diego State University.

David Harding has served as our Sr. Vice President and Chief Technology Officer since January 2006. Mr. Harding has more than 25 years of technology implementation and management experience, is responsible for strategic design, technology infrastructure and core strategy from concept through delivery. Before joining us, Mr. Harding was the Chief Technology Officer at IC Solutions, Inc., where he was responsible for all technology departments including the development and management of software development, IT and quality assurance, as well as their respective hardware, software and human resource budgets from 2001 to 2003. He was the Chief Technology Officer at Thirsty.com from 1999 to 2000, the Chief Technology Officer at Fulcrum Point Technologies, Inc., from 1996 to 1999, and consultant to Access360, which is now part of IBM/Tivoli, from 1995 to 1996.

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

David Carey was appointed to the Board in February 2006. Mr. Carey is a former Executive Director of the Central Intelligence Agency. Mr. Carey briefly served on the Board of Cybergy, Inc., a public company, resigning in October 2015 and currently is the Chairman of Proxy Boards for Leonard DRS Technologies and OnPoint Consulting. In addition, he is a member of the Proxy Board for Informatica Federal Operations, Corp. Mr. Carey also serves on a number of Advisory Boards. In addition, Mr. Carey worked for the CIA for 32 years until 2001. During his career at the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer, or No. 3 person in the agency. Mr. Carey is a graduate of Cornell University and the University of Delaware.

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

John Cronin was appointed to the Board in February 2012. Mr. Cronin is currently Managing Director and Chairman of ipCapital Group, Inc. (“ipCG”), an intellectual property consulting firm Mr. Cronin founded in 1998. During his time with ipCG, Mr. Cronin created both a unique ipCapital SysI(R) Methodology for consulting, as well as a world-class licensing and transaction process, and worked with over 700 companies, including more than 10% of the Fortune 500. Prior to forming ipCG, Mr. Cronin spent over 17 years at IBM and became its top inventor with over 100 patents and 150 patent publications. He created and ran the IBM Patent Factory, which was essential in helping IBM become number one in US patents, and the team that contributed to the startup and success of IBM’s licensing program. Additionally, Mr. Cronin serves as a member of the Board of Directors at Vermont Electric Power Company (“VELCO”), Armor Designs, Inc., Document Security Systems, and Primal Fusion, Inc., and GraphOn and as a member of the advisory board for innoPad, Inc. He holds a B.S. and a M.S.in electrical engineering, and a B.A. degree in Psychology from the University of Vermont.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements were complied with in a timely manner except the following:

●
Charles Crocker, a director of the Company, filed a Form 4 reporting two late transactions;

●
Wayne Wetherell, the Company’s Senior Vice President and Chief Financial Officer, filed a Form 4 reporting one late transaction;

●
Robert Clutterbuck, a director of the Company, filed a Form 4 reporting four late transactions;

●
James Miller, the Company’s Chief Executive Officer and Chairman, filed a Form 4 reporting one late transaction;

●
Neal Goldman, a director of the Company, filed a Form 4 reporting two late transactions; and

●
Charles Frischer, a director of the Company, filed a Form 4 reporting one late transaction.

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

Director Independence

Our Board of Directors has determined that all of its members, other than Mr. Miller, who serves as the Company’s Chief Executive Officer, and Mr. Goldman, who beneficially owns approximately 39.4% of the Company’s Common Stock, are “independent” within the meaning of the Nasdaq Stock Market Rules and SEC rules regarding independence.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Chairman), Carey and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert, as currently defined under current SEC rules. The Audit Committee met four times during the year ended December 31, 2018.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable Nasdaq Stock Market Rules and SEC rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans. The Compensation Committee currently consists of Messrs. Carey (Chairman), Cronin and Goldman, each of whom is a non-management member of our Board of Directors. The Compensation Committee met one time during the year ended December 31, 2018. Although Messrs. Carey and Cronin meet the criteria for independence under the applicable Nasdaq Stock Market Rules and SEC rules and regulations, Mr. Goldman is not considered independent under such requirements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the nonemployee members of the Board. The Nominating and Corporate Governance Committee met four times during the year ended December 31, 2018.

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

 The compensation received by our named executive officers in fiscal year 2018 is set forth in the Summary Compensation Table, below. For 2018, the named executive officers included: (i) S. James Miller, Jr., Chairman of the Board of Directors and Chief Executive Officer; (ii) David Harding, Senior Vice President Engineering, Chief Technical Officer, and (iii) David Somerville, Senior Vice President Sales and Marketing.

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

Role of Executive Officers in Compensation Decisions

The Compensation Committee considers action on executive compensation annually. They discuss their proposed actions with the Chief Executive Officer and make recommendations for any changes to the Company’s Board of Directors. Only the Compensation Committee and the Board of Directors are authorized to approve the compensation for any named executive officer. Because our Chief Executive Officer is also a member of our Board of Directors, he does not participate in any conversation or approvals related to his compensation. Compensation of new executives is based on hiring negotiations between the individuals and our Chief Executive Officer and/or Compensation Committee.

Elements of Compensation

 Consistent with our compensation philosophy and objectives, we offer executive compensation packages consisting of the following three components:

●
base salary;

●
annual incentive compensation (in the form of bonuses or otherwise); and

●
equity awards pursuant to the terms and conditions of our 1999 Stock Award Plan (the “1999 Plan”).

 In each fiscal year, the Compensation Committee determines the amount and relative weight of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. For 2018, we had no incentive bonus programs.

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

Base Salary

  Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. Therefore, we target executive base salary at the median level of the compensation guidelines that have been approved by the Compensation Committee. In addition, the Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2018. In 2018, there were no changes to the base salaries paid to our named executive officers except for the contractually specified cost of living adjustments.

Annual Incentive Compensation

The Compensation Committee has not adopted an executive bonus plan for 2019.

Equity Awards

Although we do not have a mandated policy regarding the ownership of shares of Common Stock by officers and directors, we believe that granting equity awards to executives and other key employees on an ongoing basis gives them a strong incentive to maximize stockholder value and aligns their interests with those of our other stockholders on a long-term basis. Our 1999 Plan enables us to grant equity awards, as well as other types of stock-based compensation, to our executive officers and other employees. Under authority delegated to it by the board of directors, the Compensation Committee reviews and approves all equity awards granted to named executive officers under the 1999 Plan. Typically, the options granted upon the executive’s hire vest over three years with a third vesting on the one-year anniversary, and the remainder vesting quarterly over the next eight quarters. The options granted to executives in connection with an annual performance review typically begin vesting on the one-year anniversary of the grant date, and vest ratably over the following eight quarters. Our general policy is to grant the options with an exercise price equal to fair market value, which currently is the closing price of our Common Stock, as reported by the OTCQB marketplace, on the grant date.

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

Historically, no employee was eligible for an annual performance grant until the employee had worked for us for at least sixty days. The Compensation Committee reviews our Chief Executive Officer’s and other executives’ performance and determines whether they should be granted an option to purchase additional shares. Aside from stock award grants in connection with annual performance reviews, we do not have a policy of granting additional awards to executives and, consequently, the Board of Directors and the Compensation Committee has not adopted a policy with respect to granting awards in coordination with the release of material non-public information.

In determining the size of equity awards the Compensation Committee takes into account the executive’s current position with and responsibilities to us.

Only the Board of Directors or the Compensation Committee may approve options or other equity-based compensation to our executives. However, the Board of Directors has authorized our Chief Executive Officer to approve option grants to non-executive employees. All such grants must be consistent with equity incentive guidelines approved by the Compensation Committee. The exercise price for such grants must be equal to the most recent closing price of a share of the Common Stock as reported by the OTCQB marketplace on the date of grant.

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

Compensation Committee Interlocks and Insider Participation

As of December 31, 2018, the members of our Compensation Committee were, and currently are, David Carey (Chairman), John Cronin and Neal Goldman. None of the current or past members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served,as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or director of any entity that has one or more executive officers serving on our Compensation Committee or our Board of Directors.

COMPENSATION COMMITTEE REPORT

 The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2018. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this in our Annual Report on Form 10-K for the year ended December 31, 2018.

The Compensation Committee of the Board of Directors:
David Carey (Chairman) John Cronin Neal Goldman

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2018 and 2017 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2018, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total

S. James Miller, Jr.	2018	$387,787	$-	$199,408	$19,967(3)	$607,163
Chairman of the Board and	2017	$380,076	$-	$174,125	$19,913	$574,114
Chief Executive Officer
David Harding	2018	$275,000	$-	$161,481	$5,288(4)	$441,769
Vice President and	2017	$280,288	$-	$163,885	$4,788	$448,961
Chief Technical Officer
David Somerville	2018	$230,631	$-	$90,400	$67,089(5)	$388,120
Sr. Vice President Sales and Marketing

(1)	All option awards were granted under the 1999 Plan.

(2)
The amounts presented in this column do not reflect the cash value or realizable value of option grants to the named executive officers during the year ended December 31, 2018. During the year ended December 31, 2018, no named executive officer exercised an option and therefore no value was realized during the reporting period. The amounts reflect the grant date fair value of the options awarded in the fiscal year ended December 31, 2018 and 2017, respectively, in accordance with the provisions of FASB ASC Topic 718. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations for options granted during the years ended December 31, 2018 and 2017 ranged from 57% to 64%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2018 and 2017 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2018 and 2017 was 2.58%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)	This amount includes premiums on life insurance and disability insurance of $8,967 and matching 401(k) contributions of $11,000.

(4)	This amount includes premiums on life insurance and disability insurance of $2,888 and matching 401(k) contributions of $2,400.

(5)	This amount includes premiums in life insurance and disability insurance of $1,232, matching 401(k) contributions of $7,106, and $58,750 as a guaranteed draw against commissions.

Grants of Plan Based Awards

The following table provides information on plan-based awards granted in 2018 to each of the Named Executive Officers:

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
S. James Miller, Jr.	1/31/2018	200,000	1.75	$197,236

David Harding	1/31/2018	100,000	1.75	$98,618

David Somerville	1/31/2018	300,000	1.75	$298,853

(1)
Each option was granted at an exercise price equal to the fair market value of our Common Stock on the grant date which was equal to the closing price of a share of our common stock, as reported by the OTCQB marketplace, on the date of grant.

(2)
The amounts reflect the grant date fair value, in accordance with the provisions of ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2018:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
S. James Miller, Jr.	100,000	—	$0.20	1/27/2019	—	$—
	183,000	—	$0.73	1/29/2020	—	$—
	225,000	—	$1.11	3/10/2021	—	$—
	450,000	—	$0.92	2/2/2022	—	$—
	100,000	—	$0.93	2/8/2023	—	$—
	100,000	—	$1.93	10/29/2023	—	$—
	50,000	—	$2.29	12/15/2024	—	$—
	150,000	—	$1.73	9/14/2025	—	$—
	225,000	75,000	$1.37	9/20/2026	—	$—
	—	200,000	1.75	1/31/2028

David Harding	50,000	—	$0.20	1/27/2019	—	$—
	80,000	—	$0.73	1/29/2020	—	$—
	325,000	—	$0.92	2/2/2022	—	$—
	100,000	—	$0.93	2/8/2023	—	$—
	75,000	—	$1.93	10/29/2023	—	$—
	50,000	—	$2.29	12/15/2024	—	$—
	125,000	—	$1.73	9/14/2025	—	$—
	225,000	75,000	$1.37	9/20/2026	—	$—
	—	100,000	$1.75	1/31/2028	—	$—

David Somerville	—	300,000	$1.75	1/31/2028	—	$—

Employment Agreements

S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller, pursuant to which Mr. Miller serves as President and Chief Executive Officer. Historically, Mr. Miller’s employment agreement has been amended annually to extend the expiration date, and was amended on January 31, 2019 to extend the expiration date of the agreement to December 31, 2019. The agreement provides for annual base compensation in the amount of $291,048, which amount, as a result of cost-of-living adjustments, has increased to $400,856. Under this agreement, we will reimburse Mr. Miller for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller will be entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller is entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest.

Wayne Wetherell. On October 1, 2005, we entered into an employment agreement with Mr. Wetherell, pursuant to which Mr. Wetherell will serve as our Chief Financial Officer. Mr. Wetherell’s employment agreement, as amended, terminated on December 31, 2017 and was not subsequently replaced by a new employment agreement. However, he continues to serve as our Chief Financial Officer.

David Harding. On May 21, 2007, we entered into a Change of Control and Severance Benefits Agreement with Mr. David Harding, our Vice President and Chief Technical Officer. This agreement was originally for a two-year term, ending on May 21, 2009; however, the agreement has been amended to extend the expiration date to December 31, 2019. Under the terms of the agreement, Mr. Harding is paid a semi-monthly base salary of $11,458, and is entitled to the following severance benefits if we terminate his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to six months base salary; and continuation of Mr. Harding’s medical and disability insurance for a period of six months. In the event that Mr. Harding’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Harding is entitled to the severance benefits described above, except that 100% of Mr. Harding’s outstanding stock options and restricted stock awards will immediately vest.

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

Securities Authorized for Issuance Under Equity Compensation Plans

 The following table provides information as of December 31, 2018 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Award Plan, as amended and restated	7,227,248	$1.34	730,677

Total	7,227,248	$1.34	730,677

Description of Equity Compensation Plans

 1999 Stock Option Plan

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at December 31, 2018 was 7,957,925.

Director Compensation

Each of our non-employee directors receives equity compensation in the form of stock options that vest monthly during the year of service for serving on the Board of Directors. Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Chairman and $208 for the remaining members of the Audit Committee. Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Chairman and $208 for the remaining members of the Compensation Committee. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2018 the total amounts of compensation to non-employee directors (excluding reimbursable expenses) was approximately $425,799, which amount was paid $20,500 in cash with the remainder paid in stock options of the Company.

Each of our non-employee directors is also eligible to receive stock option grants under the 1999 Plan. Stock options granted under the 1999 Plan are intended by us not to qualify as incentive stock options under the Code.

The term of stock options granted under the 1999 Plan is ten years. In the event of a merger of us with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving us, an equivalent option will be substituted by the successor corporation; provided, however, that we may cancel outstanding options upon consummation of the transaction by giving at least thirty (30) days’ notice.

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2018, other than a director who also served as an executive officer:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Guy Steve Hamm	$5,500	$-	$41,538	$-	$47,038

David Carey	$7,500	$-	$41,538	$-	$49,038

David Loesch	$2,500	$-	$41,538	$-	$44,038

John Cronin	$2,500	$-	$41,538	$-	$44,038

Neal Goldman	$2,500	$-	$41,538	$-	$44,038

Charles Crocker (2)	$-	$-	$41,538	$-	$41,538

Dana Kammersgard	$-	$-	$51,704	$-	$51,704

Charles Frischer	$-	$-	$52,184	$-	$52,184

Robert T. Clutterbuck	$-	$-	$52,184	$-	$52,184

(1)
The amounts reflect the grant date fair value of options recognized as compensation in 2018, in accordance with the provisions of FASB ASC Topic 718, and thus may include amounts from awards granted prior to 2018. Assumptions used in the calculation of these amounts are included in Notes to the Consolidated Financial Statements.

(2)	Mr. Crocker resigned from his position as a member of our Board of Directors on February 14, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 26, 2019, we had four classes of voting stock outstanding: (i) Common Stock; (ii) Series A Preferred; (iii) Series B Preferred; and (iv) Series C Preferred. The following tables sets forth information regarding shares of Series A Preferred, Series B Preferred, Series C Preferred and Common Stock beneficially owned as of March 26, 2019 by:

(i)	Each of our Named Executive Officers and directors;

(ii)	All Named Executive Officers and directors as a group; and

(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock, Series A Preferred, Series B Preferred and Series C Preferred. Percent ownership is calculated based on 37,467 shares of Series A Preferred, 239,400 shares of Series B Preferred, 1,000 shares of Series C Preferred and 98,510,466 shares Common Stock outstanding at March 26, 2019.

  Unless otherwise noted, the addresses of the individuals listed in the below tables are 13500 Evening Creek Drive N., Suite 550, San Diego, California 92128.

Beneficial Ownership of Series A Preferred Name, Address and Title (if applicable)	Series A Preferred Stock (2)	% Ownership of Class (2)

Directors and Named Executive Officers: (1)
S. James Miller, Jr., Chairman, Chief Executive Officer	100	*
Neal Goldman, Director	9,434	25.2%
Robert T. Clutterbuck, Director	2,148	5.7%
Charles Frischer, Director	3,105	8.3%
Total beneficial ownership of directors and Named Executive Officers as a group (12 persons):	14,812	39.5%

5% Stockholders:
CF Special Situation Fund I, LP (3) 1360 East 9th Street, Suite 1250 Cleveland, OH 44114	5,605	15.0%
CAP 1 LLC (4) 14000 Quail Spring Parkway, Suite 2200 Oklahoma City, OK 73134	3,000	8.0%
Richard Leahy 322 Pilots Point Mt. Pleasant, SC 29464	2,000	5.3%

* less than 1%

(1)	Each of the Company’s Named Executive Officers and directors who do not hold shares of Series A Preferred were excluded from this table.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(3)	Mr. Robert T. Clutterbuck, Managing Partner of CF Special Situation Fund I, LP, may be deemed to have voting and investment discretion over the securities identified herein.
(4)	Mr. David Sackler, President of CAP I LLC, may be deemed to have voting and investment discretion over the securities identified herein.

Beneficial Ownership of Series B Preferred Name, Address and Title (if applicable) (1)	Series B Preferred Stock (2)	% Ownership of Class (2)
Darrelyn Carpenter	28,000	12%
Frederick C. Orton	20,000	8%
Howard Harrison	20,000	8%
Wesley Hampton	16,000	7%

(1)	Each of the Company’s Named Executive Officers and directors who do not hold shares of Series B Preferred were excluded from this table.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series C Preferred Name, Address and Title (if applicable) (1)	Series C Preferred Stock (2)	% Ownership of Class (2)
Blackwell Partners LLC – Series A (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	128	12.8%
Geode Capital Management LP 1 Post Office Square, 20th Floor Boston, MA 02109	100	10.0%
Nantahala Capital Partners Limited Partnership (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	54	5.4%
Nantahala Capital Partners II Limited Partnership (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	112	11.2%
Nantahala Capital Partners SI LP (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	397	39.7%
Shellback Financial, LLC 16405 45th Avenue North Minneapolis, MN 55446	100	10.0%
Silver Creek CS SAV, L.L.C. (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	59	5.9%

(1)	Each of the Company’s Named Executive Officers and directors who do not hold shares of Series C Preferred were excluded from this table.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)
Nantahala Capital Management, LLC is a Registered Investment Adviser and has been delegated the legal power to vote and/or direct the disposition of securities on behalf of these entities as a General Partner or Investment Manager and would be considered the beneficial owner of such securities. The above shall not be deemed to be an admission by the record owners that they are themselves beneficial owners of these shares of Series C Preferred for purposes of Section 13(d) of the Exchange Act or any other purpose.

Beneficial Ownership of Common Stock

Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers:
S. James Miller, Jr., Chairman, Chief Executive Officer (3)	2,642,736	2.6%
David Carey Director (4)	265,689	*
G. Steve Hamm, Director (5)	265,775	*
David Loesch, Director (6)	293,897	*
Neal Goldman, Director (7)	42,547,329	39.5%
John Cronin, Director (8)	226,189	*
Dana W. Kammersgard, Director (9)	224,003	*
Robert T. Clutterbuck, Director (10)	2,549,538	2.5%
Charles Frischer, Director (11)	3,592,469	3.5%
David Harding, Chief Technical Officer (12)	1,096,725	1.1%
David Somerville, Senior Vice President of Sales and Marketing (13)	125,000	*

Total beneficial ownership of directors and Named Executive Officers as a group (12 persons):	53,829,350	52.6%

* less than 1%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof, or which will not become vested or exercisable within 60 days of March 26, 2019.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 98,443,632 shares of Common Stock outstanding as of March 26, 2019. Options that are presently exercisable or exercisable within 60 days of March 26, 2019 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)
Includes 75,201 shares held jointly with spouse, 1,591,338 shares issuable upon exercise of stock options, each exercisable within 60 days of March 26, 2019, and 92,603 shares issuable upon the conversion of Series A Preferred, and 3,987 shares issuable upon the exercise of warrants.

(4)	Includes 159,003 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 2019.

(5)	Includes 161,503 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 2019.

(6)	Includes 159,003 shares issuable upon exercise of stock options, each exercisable within 60 days of March 26, 2019.

(7)
Includes 8,736,142 shares issuable upon the conversion of Series A Preferred and 136,503 shares issuable upon exercise of stock options, each exercisable within 60 days of March 26, 2019. Mr. Goldman exercises sole voting and dispositive power over 33,298,556 shares, and shared voting and dispositive power over 3,147,700 reported shares, of which 3,000,000 shares are owned by the Goldman Family 2012 GST Trust and 147,700 shares are owed by The Neal and Marlene Goldman Foundation, and 376,128 shares issuable upon the exercise of warrants.

(8)	Includes 186,503 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 2019.

(9)	Includes 138,503 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 2019.

(10)
Includes 1,989,107 shares issuable upon the conversion of Series A Preferred and 47,169 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 2019, and 85,642 shares issuable upon the exercise of warrants.

(11)
Includes 2,875,315 shares issuable upon the conversion of Series A Preferred and 47,169 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 2019, and 123,795 shares issuable upon the exercise of warrants.

(12)	Includes 1,046,725 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 2019.

(13)	Includes 125,000 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the Company’s activity under its Lines of Credit for the periods indicated:

Balance outstanding under Lines of Credit as of December 31, 2015	$—
Borrowings under Lines of Credit	2,650
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2016	$2,650
Borrowings under Lines of Credit	3,350
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2017	$6,000
Borrowings under Lines of Credit	—
Exchanges	(6,000)
Balance outstanding under Lines of Credit as of December 31, 2018	$—

Series A Financing

In September 2017, Messrs. Miller, Goldman, Wetherell, Clutterbuck and Frischer purchased an aggregate of 1,450 Series A Preferred in connection with the Series A Financing resulting in gross proceeds of $1,450,000 to the Company. Messrs. Goldman, Clutterbuck and Frischer also exchanged an aggregate 11,364 shares of Series E Preferred, Series F Preferred and Series G Preferred for 11,364 shares of Series A Preferred in connection with the Series A Financing.

Professional Services Agreement

During the year ended December 31, 2018, the Company entered into professional services agreement with a firm whose managing director is also a member of the Company’s Board of Directors. During the year ended December 31, 2018 the Company recorded and paid one-half of the aggregate fee of $50,000.

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2018 and 2017 by Mayer Hoffman McCann P.C. (“MHM”), the Company’s independent registered public accounting firm. MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Fiscal Year Ended
	2018	2017

Audit fees	$396,000	$248,000

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

Total Fees	$396,000	$248,000

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

The Audit Committee has applied the de minimis exception to fees paid of approximately $2,000 or 1% of total fees paid to the Company’s independent accountant. Such fees relate to tax return preparation fees for one of the Company’s dormant foreign subsidiaries.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 27, 2005 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 14, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed February 16, 2017).
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
3.11
Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 13, 2018)

3.12
Amendment No. 1 to the Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed September 13, 2018)

4.1	Form of Amendment to Warrant, dated March 21, 2012, (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K, filed April 4, 2012).
4.2	Form of Warrant, dated September 10, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed September 13, 2018)
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

10.48	Form of Securities Purchase Agreement for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2018).
10.49	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 13, 2018).
10.50	Placement Agency Agreement, by and between the Company and Northland Capital Markets (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 13, 2018).
10.51	Form of Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed September 13, 2018).
10.52
Eleventh Amendment to Employment Agreement, by and between James Miller, Jr. and the Company, dated January 31, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 1, 2019).

10.53
Sixth Amendment to Employment Agreement, by and between David Harding and the Company, dated January 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 1, 2019).

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

Registrant Date: March 27, 2019	ImageWare Systems, Inc. /s/ S. James Miller, Jr.
S. James Miller, Jr.
Chief Executive Officer (Principal Executive Officer), President

Date: March 27, 2019	/s/ Wayne Wetherell
Wayne Wetherell
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 27, 2019	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Chairman of the Board

Date: March 27, 2019	/s/ David Loesch
David Loesch
Director

Date: March 27, 2019	/s/ Steve Hamm
Steve Hamm
Director
/s/ David Carey
Date: March 27, 2019	David Carey
Director
/s/ John Cronin
Date: March 27, 2019	John Cronin
Director
/s/ Neal Goldman
Date: March 27, 2019	Neal Goldman
Director
/s/ Dana Kammersgard
Date: March 27, 2019	Dana Kammersgard
Director

/s/ Robert T. Clutterbuck
Date: March 27, 2019	Robert T. Clutterbuck
Director

/s/ Charles Frischer
Date: March 27, 2019	Charles Frischer
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
ImageWare Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. (“Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2018, under the modified retrospective method.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 27, 2019, expressed an unqualified opinion.

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
March 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
ImageWare Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ImageWare Systems, Inc.’s (“Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated  statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and our report dated March 27, 2019, expressed an unqualified opinion on those financial statements, and included explanatory paragraphs regarding the Company’s change in method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, as well as the Company’s ability to continue as a going concern.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California
March 27, 2019

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$5,694	$7,317
Accounts receivable, net of allowance for doubtful accounts of $0 and $15 at December 31, 2018 and 2017, respectively.	968	458
Inventory, net	29	79
Other current assets	233	163
Total Current Assets	6,924	8,017

Property and equipment, net	244	43
Other assets	332	35
Intangible assets, net of accumulated amortization	82	93
Goodwill	3,416	3,416
Total Assets	$10,998	$11,604

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$678	$457
Deferred revenue	1,215	1,016
Accrued expense	888	658
Accrued interest payable to related parties	—	527
Convertible lines of credit to related parties, net of discount	—	5,774
Derivative liabilities	1,065	—
Total Current Liabilities	3,846	8,432

Other long-term liabilities	147	—
Pension obligation	1,876	2,024
Total Liabilities	5,869	10,456

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 1,000 and 0 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively; liquidation preference $10,000 and $0 at December 31, 2018 and December 31, 2017, respectively.	8,156	—

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares and 31,021 shares issued and outstanding at December 31, 2018 and 2017, respectively; liquidation preference $37,467 and $31,021 at December 31, 2018 and 2017, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at December 31, 2018 and 2017; liquidation preference $607 at December 31, 2018 and 2017, respectively.	2	2
Common Stock, $0.01 par value, 175,000,000 shares authorized; 98,230,336 and 94,174,540 shares issued at December 31, 2018 and 2017, respectively, and 98,223,632 and 94,167,836 shares outstanding at December 31, 2018 and 2017, respectively.	981	941
Additional paid-in capital	184,130	172,414
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,428)	(1664)
Accumulated deficit	(186,648)	(170,481)
Total Shareholders’ Equity (Deficit)	(3,027)	1,148
Total Liabilities, Mezzanine Equity and Shareholders’ Equity (Deficit)	$10,998	$11,604

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Revenue:
Product	$1,761	$1,614
Maintenance	2,643	2,679
	4,404	4,293
Cost of revenue:
Product	205	152
Maintenance	671	839
Gross profit	3,528	3,302

Operating expense:
General and administrative	4,285	3,723
Sales and marketing	3,571	2,816
Research and development	7,351	6,324
Depreciation and amortization	51	68
	15,258	12,931
Loss from operations	(11,730)	(9,727)

Interest expense, net	463	591
Change in fair value of derivative liabilities	232	—
Other components of net periodic pension expense	118	98
Other income, net	(4)	(125)
Loss before income taxes	(12,539)	(10,193)

Income tax expense (benefit)	11	(124)
Net loss	$(12,550)	$(10,069)
Preferred dividends, deemed dividends and accretion	(3,913)	(2,400)
Preferred stock exchange	—	(1,245)
Net loss available to common shareholders	$(16,463)	$(13,714)

Basic and diluted loss per common share — see Note 2:
Net loss	$(0.13)	$(0.11)
Preferred dividends, deemed dividends and accretion	(0.04)	(0.03)
Preferred stock exchange	—	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.17)	$(0.15)
Basic and diluted weighted-average shares outstanding	95,210,572	92,816,723

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017

Net loss	$(12,550)	$(10,069)
Other comprehensive income (loss):
Reduction (increase) in additional minimum pension liability	209	(15)
Foreign currency translation adjustment	27	(106)
Comprehensive loss	$(12,314)	$(10,190)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (In thousands, except share amounts)

	Series A Convertible, Redeemable		Series B Convertible, Redeemable		Series E Convertible		Series F Convertible		Series G Convertible		Common		Treasury		Additional	Accumulated Other
	Preferred		Preferred		Preferred		Preferred		Preferred		Stock		Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2016	-	$-	239,400	$2	12,000	$-	2,000	$-	6,021	$-	91,853,499	$917	(6,704)	$(64)	$156,195	$(1,543)	$(156,767)	$(1,260)

Issuance of Series A Convertible Redeemable Preferred Stock for cash, net of issuance costs	11,000	-	-	-	-	-	-	-	-	-	-	-	-	-	10,937	-	-	10,937
Issuance of Series A Convertible Redeemable Preferred Stock in exchange for preferred shares	20,021	-	-	-	(12,000)	-	(2,000)	-	(6,021)	-	-	-	-	-	1,245	-	(1,245)	-
Issuance of common stock warrants as compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	57	-	-	57
Issuance of Common Stock pursuant to option exercises	-	-	-	-	-	-	-	-	-	-	369,004	4	-	-	255	-	-	259
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	302	-	-	302
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,094	-	-	1,094
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(15)	-	(15)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(106)	-	(106)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	1,952,037	20	-	-	2,329	-	(2,400)	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,069)	(10,069)
Balance at December 31, 2017	31,021	$-	239,400	$2	-	$-	-	$-	-	$-	94,174,540	$941	(6,704)	$(64)	$172,414	$(1,664)	$(170,481)	$1,148

Issuance of common stock pursuant to Series A Preferred Stock conversions	(450)	-	-	-	-	-	-	-	-	-	391,304	4	-	-	(4)	-	-	-
Related Party debt exchange for Series A Preferred Stock	6,896	-	-	-	-	-	-	-	-	-	-	-	-	-	6,802	-	-	6,802
Cumulative effect of ASC 606 adoption	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	96	96
Accretion of Series A Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(200)	-	-	(200)
Issuance of common stock warrants as compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	26	-	-	26
Issuance of Common Stock pursuant to option exercises	-	-	-	-	-	-	-	-	-	-	235,852	2	-	-	162	-	-	164
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	30	-	-	30
Modification of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	92	-	(92)	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,272	-	-	1,272
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	209	-	209
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	27	-	27
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	3,428,640	34	-	-	3,536	-	(3,621)	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,550)	(12,550)
Balance at December 31, 2018	37,467	$-	239,400	$2	-	$-	-	$-	-	$-	98,230,336	$981	(6,704)	$(64)	$184,130	$(1,428)	$(186,648)	$(3,027)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
Cash flows from operating activities	2018	2017
Net loss	$(12,550)	$(10,069)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	51	68
Amortization of debt discounts and debt issuance costs	170	209
Stock-based compensation	1,272	1,094
Provision for losses on accounts receivable	—	15
Gain from sale of trademark	—	(50)
Reduction in accrued expense from expiration of statute of limitations	—	(222)
Warrants issued in lieu of cash as compensation for services	26	57
Loss from change in fair value of derivative liabilities	232	—
Change in assets and liabilities
Accounts receivable	(414)	(186)
Inventory	50	(56)
Other assets	(229)	(40)
Accounts payable	221	32
Accrued expense	600	359
Deferred revenue	200	(29)
Pension obligation	61	115
Total adjustments	2,240	1,366

Net cash used by operating activities	(10,310)	(8,703)

Cash flows from investing activities
Purchase of property and equipment	(240)	(5)
Proceeds from sale of trademark	—	50
Net cash provided by (used by) investing activities	(240)	45

Cash flows from financing activities
Proceeds from line of credit	—	3,350
Proceeds from exercise of stock options	162	259
Proceeds from issuance of preferred stock, net of issuance costs	8,789	10,937
Dividends paid to preferred stockholders	(51)	(51)

Net cash provided by financing activities	8,900	14,495

Effect of exchange rate changes on cash and cash equivalents	27	(106)
Net increase (decrease) in cash and cash equivalents	(1,623)	5,731
Cash and cash equivalents at beginning of year	7,317	1,586
Cash and cash equivalents at end of year	$5,694	$7,317
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Exchange of related party indebtedness for Series A Convertible Preferred Stock	$6,802	$—
Beneficial conversion feature of related party lines of credit	$30	$302
Stock dividends on Series A Convertible Preferred Stock	$3,251	$923
Stock dividends on Series C Convertible Redeemable Preferred Stock	$319	$—
Stock dividends on Series E, Series F and Series G Convertible Preferred Stocks	$—	$1,426
Conversion of Series A Convertible Preferred Stock into Common Stock	$4	$—
Recognition of derivative liabilities on preferred stock issuance	$833	$—
Deemed dividend on preferred stock modification	$92	$—
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$200	$—
Reduction (increase) in additional minimum pension liability	$209	$(15)
Preferred stock exchange	$—	$1,245

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

1.  DESCRIPTION OF BUSINESS AND OPERATIONS

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

Declaration of Special Dividend

Concurrently with the Series C Financing, the Company’s Board of Directors declared a special dividend (the “Special Dividend”) for holders of the Series A Preferred (each a “Holder”), pursuant to which each Holder received a warrant (“Dividend Warrant”) to purchase 39.87 shares of Company Common Stock for every share of Series A Preferred held, which resulted in the issuance of Dividend Warrants to the Holders as a group to purchase an aggregate of 1,493,856 shares of Common Stock. Each Dividend Warrant has an exercise price of $0.01 per share, and is exercisable immediately upon issuance; provided, however, that a Dividend Warrant may only be exercised concurrently with the conversion of shares of Series A Preferred held by a Holder into shares of Common Stock. In addition, each Dividend Warrant held by a Holder shall expire on the earliest to occur of (i) the conversion of all Series A Preferred held by such Holder into Common Stock, (ii) the redemption by the Company of all outstanding shares of Series A Preferred held by such Holder, (iii) the Dividend Warrant no longer representing the right to purchase any shares of Common Stock, and (iv) the tenth anniversary of the date of issuance.

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

At December 31, 2018, we had positive working capital of approximately $3,078,000, as compared to a working capital deficit of approximately $415,000 at December 31, 2017. Our principal sources of liquidity at December 31, 2018 consisted of cash and cash equivalents of $5,694,000. Our principal sources of liquidity at December 31, 2017 consisted of cash and cash equivalents of $7,317,000.

Considering our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash may be insufficient to satisfy our cash requirements for the next 12 months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series C Preferred Financing (defined above), fair value of Exchanged Preferred (defined below), assumptions used in the application of revenue recognition policies and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Revenue Recognition. Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method.

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

The adoption of ASC 606 as of January 1, 2018 resulted in a cumulative positive adjustment to beginning accumulated deficit and accounts receivable of approximately $96,000. The following table sets forth our disaggregated revenue for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
Net Revenue	2018	2017
(dollars in thousands)

Software and royalties	$1,334	$1,248
Hardware and consumables	133	94
Services	294	272
Maintenance	2,643	2,679
Total net revenue	$4,404	$4,293

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expense, deferred revenue and lines of credit payable to related parties, the carrying amounts approximate fair value due to their relatively short maturities.

Goodwill

The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other.” In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 “Property, Plant and Equipment” and intangible assets with an indefinite life are analyzed for impairment under ASC 360 annually, or more often if circumstances dictate. The Company performs its annual goodwill impairment test in the fourth quarter of each year, or if required, at the end of each fiscal quarter.  In December 2018, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements or results of operations.

The Company did not record any goodwill impairment charges for the years ended December 31, 2018 or 2017.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2018 and 2017 exceeded the FDIC insurance limits of $250,000. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $0 and $15,000 at December 31, 2018 and 2017, respectively.

For the year ended December 31, 2018 one customer accounted for approximately 36% or $1,573,000 of total revenue and had trade receivables of approximately $0 as of the end of the year.  For the year ended December 31, 2017 one customer accounted for approximately 25% or $1,089,000 of total revenue and had trade receivables of approximately $201,000 as of the end of the year.

Stock-Based Compensation

 At December 31, 2018, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation.” The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $1,272,000 and $1,094,000 for the years ended December 31, 2018 and 2017, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2018 and 2017 ranged from 57% to 64%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2018 and 2017 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2018 and 2017 averaged 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenue and expense of such subsidiaries have been translated into U.S. dollars at weighted-average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive loss, increased approximately $27,000 for the year ended December 31, 2018, and decreased approximately $106,000 for the year ended December 31, 2017.

Comprehensive Loss

Comprehensive loss consists of net gains and losses affecting shareholders’ equity (deficit) that, under generally accepted accounting principles, are excluded from net loss. For the Company, the only items are the cumulative translation adjustment and the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, “Compensation - Retirement Benefits - Defined Benefit Plans – Pension.”

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred approximately $5,000 in advertising expense during the year ended December 31, 2018, and $45,000 in advertising expense during the year ended December 31, 2017.

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

(Amounts in thousands, except share and per share amounts)
	Year Ended December 31,
Numerator for basic and diluted loss per share:	2018	2017
Net loss	$(12,550)	$(10,069)
Preferred dividends, deemed dividends and accretion	(3,913)	(2,400)
Preferred stock exchange	—	(1,245)
Net loss available to common shareholders	$(16,463)	$(13,714)

Denominator for basic loss per share — weighted-average shares outstanding	95,210,572	92,816,723
Effect of dilutive securities	—	—
Denominator for diluted loss per share — weighted-average shares outstanding	95,210,572	92,816,723

Basic and diluted loss per share:
Net loss	$(0.13)	$(0.11)
Preferred dividends, deemed dividends and accretion	(0.04)	(0.03)
Preferred stock exchange	—	(0.01)
Net loss available to common shareholders	$(0.17)	$(0.15)

 The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2018	Common Share Equivalents at December 31, 2017
Convertible lines of credit	—	5,221,964
Convertible redeemable preferred stock – Series A	32,580,000	26,974,783
Convertible redeemable preferred stock – Series B	46,029	46,029
Convertible redeemable preferred stock – Series C	10,000,000	—
Stock options	7,227,248	6,093,512
Warrants	1,813,856	230,000
Total Potential Dilutive Securities	51,667,133	38,566,288

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

FASB ASU No. 2016-02. In February 2016, the FASB issued ASU No. 2016-02, (Topic 842): “Leases.” This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Although the Company is in the process of finalizing the impact of adoption of the ASU on its consolidated financial statements, the Company will elect the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company expects to elect certain practical expedients permitted under the transition guidance. The Company will record a right-of-use asset and liability upon adoption of the guidance pertaining to its long-term real estate lease for its corporate facilities. The Company is currently finalizing its review of contracts and may identify additional embedded leases and additional amounts to be recorded.

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

FASB ASU No. 2017-04. In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments of this ASU eliminate step 2 from the goodwill impairment test. The annual, or interim test is performed by comparing the fair value of a reporting unit with its carrying amount. The amendments of this ASU also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and if it fails that qualitative test, to perform step 2 of the goodwill impairment test. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this ASU in December 2018 as more fully described in Note 4 to these consolidated financial statements.

FASB ASU No. 2017-07. Effective January 1, 2018, we adopted ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Periodic Pension Cost and Net Periodic Postretirement Benefit Cost issued by the FASB, which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The adoption of this standard resulted in the reclassification of other components of net periodic pension expense to a separate line item outside loss from operations in the Company’s Consolidated Statement of Operations for the years ended December 31, 2018 and 2017.

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

Reclassifications

Certain prior period operating expenses have been reclassified to conform with the current period presentation. These reclassifications are between general and administrative expense and research and development expense and approximate $371,000. Pursuant to the Company’s adoption of ASU 2017-07, the Company is presenting certain elements of periodic pension expense as a separate line item “Other components of net periodic pension expense” outside the loss from operations, in the Company’s Consolidated Statements of Operations. Such costs aggregate approximately $118,000 and $98,000 for the years ended December 31, 2018 and 2017, respectively. These reclassifications have no impact on net loss.

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

	Fair Value at December 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,733	$—	$—	$1,733
Totals	$1,733	$—	$—	$1,733
Liabilities:
Derivative liabilities	$1,065	$—	$—	$1,065
Totals	$1,065	$—	$—	$1,065

	Fair Value at December 31, 2017
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,806	$—	$—	$1,806
Totals	$1,806	$—	$—	$1,806
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

The Company’s German pension plan is funded by insurance contract policies whereby the insurance company guarantees a fixed minimum return. The Company has determined that the pension assets are more appropriately classified within Level 3 of the fair value hierarchy because they are valued using actuarial valuation methodologies which approximate cash surrender value that cannot be corroborated with observable market data. Accordingly, the Company has reclassified the classification level of the pension plan insurance contracts to Level 3 for all periods presented. Such pension plan insurance contracts were previously classified by the Company as Level 1. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The investment manager is responsible for the investment strategy of the insurance premiums that Company submits and does not hold individual assets per participating employer. The German Federal Financial Supervisory oversees and supervises the insurance contracts.

As of December 31, 2018, the Company had embedded features contained in the Series C Preferred host instrument (issued in September 2018) that qualified for derivative liability treatment.  The recorded fair market value of these features at December 31, 2018 was approximately $1,065,000, which is reflected as a current liability in the consolidated balance sheet as of December 31, 2018. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses the lattice framework, Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities.

As more fully described in Note 14 to these Consolidated Financial Statements, on September 10, 2018, the Company’s Board of directors declared a Dividend Warrant for Holders of Series A Preferred. The Company evaluated this warrant issuance in conjunction with the Series A Preferred becoming junior to the Series C Preferred in liquidation preference and determined such warrants and changes in liquidation preference to be in effect a modification of the Series A Preferred. To determine the effect of this modification, the Company, using fair value methodologies, determined the value of the Series A Preferred both pre and post warrant issuance. The valuation indicated an increase in the fair value of the Series A Preferred post issuance of approximately $92,000. The Company recorded this incremental increase as a deemed dividend.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary.  That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value in 2018 and 2017 are presented below:

($ in thousands)	December 31, 2018	December 31, 2017

Pension assets:
Fair value at beginning of year	$1,806	$1,646
Return on plan assets	82	7
Company contributions and benefits paid, net	(71)	(68)
Effect of rate changes	(84)	221
Fair value at end of year	$1,733	$1,806

The reconciliations of Level 3 derivative liabilities measured at fair value in 2018 and 2017 are presented below:

($ in thousands)	December 31, 2018	December 31, 2017

Derivative liabilities
Fair value at beginning of year	$-	$-
Issuances from Series C Preferred Financing	833	-
Change in fair value included in earnings	232	-
Fair value at end of year	$1,065	$-

4.  INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s patent intangible assets were $82,000 and $93,000 as of December 31, 2018 and 2017, respectively, which includes accumulated amortization of $577,000 and $566,000 as of December 31, 2018 and 2017, respectively.  Amortization expense for patent intangible assets was $11,000 for the years ended December 31, 2018 and 2017. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 7.5 years. There was no impairment of the Company’s intangible assets during the years ended December 31, 2018 and 2017.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at December 31, 2018, had a negative carrying amount of approximately $3,027,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired during the years ended December 31, 2018 and 2017.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2019	$12
2020	12
2021	12
2022	12
2023	12
Thereafter	22
Totals	$82

5.   RELATED PARTIES

Outstanding lines of credit consist of the following:

($ in thousands)	December 31, 2018	December 31, 2017
Lines of Credit with Related Parties
8% convertible lines of credit. Face value of advances under lines of credit $0 and $6,000 at December 31, 2018 and 2017, respectively. Discount on advances under lines of credit was $0 at December 31, 2018 and $226 at December 31, 2017. Maturity date was December 31, 2018; however, the lines of credit were terminated on September 10, 2018, as more thoroughly discussed below.	$—	$5,774

Total lines of credit to related parties	—	5,774
Less current portion	—	(5,774)
Long-term lines of credit to related parties	$—	$—

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

During the years ended December 31, 2018 and 2017, the Company recorded an aggregate of approximately $8,000 and $11,000, respectively in deferred financing fee amortization expense which is recorded as a component of interest expense in the Company’s consolidated statements of operations.

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

  For the years ended December 31, 2018 and 2017, the Company recorded approximately $30,000 and $302,000, respectively, in debt discount attributable to beneficial conversion feature and accreted approximately $162,000 and $198,000, respectively, of debt discount. Such expense is recorded as a component of interest expense in the Company’s consolidated statements of operations.

The Company incurred no additional borrowings under the Lines of Credit during the year ended December 31, 2018.

On September 10, 2018, the Company entered into the Exchange Agreements with Goldman and Crocker, pursuant to which Goldman and Crocker agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective Lines of Credit for an aggregate of 6,896 shares of the Company’s Series A Preferred. As a result of the Debt Exchange, all indebtedness, liabilities and other obligations arising under the Lines of Credit were terminated, cancelled and deemed satisfied in full. As a result, no future borrowings are available under the Lines of Credit and the Lines of Credit were terminated on September 10, 2018. Because Messrs. Goldman and Crocker are members of the Company’s Board of Directors and shareholders of the Company, they are considered related parties and the Debt Exchange transaction is considered a capital transaction and is recorded within the equity accounts of the Company.

The following table sets forth the Company’s activity under its Lines of Credit for the periods indicated:

Balance outstanding under Lines of Credit as of December 31, 2016	$2,650
Borrowing under Lines of Credit	3,350
Repayments	—
Balance outstanding under Lines of Credit as of December 31, 2017	$6,000
Borrowings under Lines of Credit	-
Repayments	-
Conversion of Lines of Credit into Series A Preferred Stock	(6,000)
Balance outstanding under Lines of Credit as of December 31, 2018	$-

Series A Financing

During the year ended December 31, 2017, Messrs. Miller, Goldman, Wetherell, Clutterbuck and Frischer purchased an aggregate of 1,450 Series A Preferred in connection with the Series A Financing resulting in gross proceeds of $1,450,000 to the Company. Also, during the year ended December 31, 2017, Messrs. Goldman, Clutterbuck and Frischer exchanged an aggregate 11,364 shares of Series E Preferred, Series F Preferred and Series G Preferred for 11,364 shares of Series A Preferred in connection with the Series A Financing.

Professional Services Agreement

During the year ended December 31, 2018, the Company entered into professional services agreement with a firm whose managing director is also a member of the Company’s Board of Directors. During the year ended December 31, 2018, the Company recorded and paid one-half of the aggregate fee of $50,000.

6.  INVENTORY

Inventories of $29,000 as of December 31, 2018 were comprised of work in process of $21,000, representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000.

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

7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2018 and 2017, consisted of:

($ in thousands)	2018	2017

Equipment	$967	$946
Leasehold improvements	77	11
Furniture	255	102
	1,299	1,059
Less accumulated depreciation	(1,055)	(1,016)
	$244	$43

Total depreciation expense for the years ended December 31, 2018 and 2017 was approximately $39,000 and $56,000, respectively.

8.  ACCRUED EXPENSE

Principal components of accrued expense consist of:

($ in thousands)	December 31, 2018	December 31, 2017

Compensated absences	$352	$273
Wages, payroll taxes and sales commissions	44	38
Customer deposits	30	40
Rent	14	—
Royalties	72	72
Pension and employee benefit plans	48	5
Professional services	145	100
Income and sales taxes	79	27
Dividends	42	34
Other	62	69
	$888	$658

9.  LINES OF CREDIT

Outstanding lines of credit consist of the following:

($ in thousands)	December 31, 2018	December 31, 2017
Lines of Credit with Related Parties
8% convertible lines of credit. Face value of advances under lines of credit $0 at December 31, 2018 and $6,000 at December 31, 2017. Discount on advances under lines of credit is $0 at December 31, 2018 and $226 at December 31, 2017. Maturity date was December 31, 2018; however, the lines of credit were terminated on September 10, 2018, as more thoroughly discussed below.	$—	$5,774

Total lines of credit to related parties	—	5,774
Less current portion	—	(5,774)
Long-term lines of credit to related parties	$—	$—

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

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s consolidated balance sheet under the caption “Derivative liabilities.” The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss. Such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s consolidated statement of operations. During the twelve months ended December 31, 2018, the Company recorded an increase to these derivative liabilities using fair value methodologies of approximately $232,000. As a result of this increase, such liabilities aggregated approximately $1,065,000 at December 31, 2018.

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

ASC 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The amount accrued for uncertain tax positions was zero at December 31, 2018 and 2017, respectively.

The Company’s uncertain position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax position could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2018 and 2017 was approximately $0 and $10,000, respectively.

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

The significant components of the income tax provision are as follows:

($ in thousands)	Year Ended December 31,
Current	2018	2017
Federal	$—	$—
State	—	—
Foreign	11	(124)

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$11	$(124)

The principal components of the Company’s deferred tax assets at December 31, 2018 and 2017 were as follows:

($ in thousands)	2018	2017

Net operating loss carryforwards	$19,881	$13,734
Intangible and fixed assets	(85)	(28)
Stock based compensation	2,318	1,954
Reserves and accrued expense	45	38
Other	—	—
	22,159	15,698
Less valuation allowance	(22,159)	(15,698)

Net deferred tax assets	$—	$—

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2018	2017

Amounts computed at statutory rates	$(2,636)	$(3,423)
State income tax, net of federal benefit	(1,051)	(497)
Change in net operating loss carryforwards	(3,012)	688
Non-deductible interest	36	250
Tax Act – federal rate change	—	7,276
Foreign taxes	210	143
Other	3	4
Net change in valuation allowance on deferred tax assets	6,461	(4,565)

	$11	$(124)

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

At December 31, 2018 and 2017, the Company had federal and state net operating loss carryforwards, a portion of which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards expire at various dates from 2023 through 2038. The state net operating loss carryforwards expire at various dates from 2031 through 2038. Due to an incorrect application of the NOL carryforward periods, the Company reinstated approximately $4,200,000 in deferred tax assets.  Such amounts continue to be fully offset by a valuation allowance due to the uncertainty surrounding the realization of such assets.  As such amounts are fully reserved, the Company considers such amounts immaterial.

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $67,222,000 that begin to expire in 2023. The Company has federal net operating losses of approximately $10,300,000 that arose after the 2017 tax year and will carryforward indefinitely, the utilization of which is limited to 80% of taxable income in any given year. The Company has net operating losses carryforwards of approximately $50,434,000 for the state of California that will begin to expire in 2035. The Internal Revenue Code (the “Code”) limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes,” as defined under Section 382 of the Internal Revenue Code, in 1991, 1995, 2000, 2003, 2004, 2011 and 2012, though the Company has not performed a study to determine the limitation. The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations. The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount in the table above as the actual limitation has not yet been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

               Tax returns for the years 2014 through 2018 are subject to examination by taxing authorities.

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

Effective September 15, 2017, the employment agreements for the Company’s Chief Executive Officer and Chief Technical Officer were amended to extend the term of each executive officer’s employment agreement until December 31, 2018, and on January 30, 2019, both agreements were amended again to further extend the term of each executive officer’s employment agreement until December 31, 2019.

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

Leases

The Company’s corporate headquarters are located in San Diego, California, where it occupies 8,511 square feet of office space at a cost of approximately $30,000 per month. This facility’s lease was entered into by the Company in July 2018 and commenced on November 1, 2018 and terminates on April 30, 2025. In addition to its corporate headquarters, the Company also occupied the following spaces at December 31, 2018:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $22,000 per month until the expiration of the lease on February 28, 2023; and

●
183 square feet of office space in Mexico City, Mexico, at a cost of approximately $2,000 per month until September 30, 2019.

Prior to entering into the new lease agreement in July 2018 and moving its corporate headquarters to a new location, the Company occupied 9,927 of office space in San Diego, at a cost of approximately $30,000 per month.

At December 31, 2018, future minimum lease payments are as follows:

($ in thousands)
2019	$480
2020	$632
2021	$625
2022	$635
2023	$421
Thereafter	$519
Total	$3,312

Rental expense incurred under operating leases for the years ended December 31, 2018 and 2017 was approximately $672,000 and $545,000, respectively.

13.  MEZZANINE EQUITY

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

The Company had 1,000 shares of Series C Preferred outstanding as of September 30, 2018. The Company issued the holders of Series C Preferred 55,736 shares of Common Stock on September 30, 2018, as payment of dividends due on that date and on December 31, 2018, the Company issued the holders of Series C Preferred 298,896 shares of Common Stock as payment of dividends due on that date.

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

Accordingly, the Company has bifurcated from the Series C Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $834,000 at issuance and have been recorded as a discount to the Series C Preferred. Such amount will be accreted to the point of earliest redemption which is the third anniversary of the Series C Financing or September 10, 2021 using the effective interest rate method. The accretion of these features is recorded as a deemed dividend.

For the twelve months ended December 31, 2018 the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $200,000 using the effective interest rate method.

The Company reflected the following in Mezzanine Equity for the Series C Preferred Stock as of December 31, 2018:

	Series C
	Convertible,
	Redeemable
	Preferred
(amounts in thousands, except share amounts)	Shares	Amount	Total

Issuance of Series C Preferred Stock	1,000	$10,000	$10,000

Discount - transaction costs	-	$(1,211)	$(1,211)

Net Proceeds	-	$8,789	$8,789

Discount - bifurcated derivative	-	$(833)	$(833)

Accretion of discount - deemed dividend	-	$200	$200

Total Series C Preferred Stock	1,000	$8,156	$8,156

14.  EQUITY

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

The Company evaluated the Preferred Stock Exchange and determined that the Preferred Stock Exchange was both an induced conversion and an extinguishment transaction. Using the guidance in ASC 260-10-S99-2, Earnings Per Share – SEC Materials – SEC Staff Announcement: The Effect on the Calculations of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock and ASC 470-50, Debt – Modifications and Extinguishments, the Company recorded the fair value differential of the Exchanged Preferred as adjustments within Shareholders’ Equity (deficit) and in the computation of Net Loss Available to Common Shareholders in the computation of basic and diluted loss per share. The Company performed the computation of the fair value of the Exchanged Preferred. Based on the fair value using these methodologies, the Company recorded approximately $1,245,000 in fair value differential as adjustments within Shareholders’ Deficit in the Company’s Consolidated Balance Sheet for the year ended December 31, 2017.

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

The Company evaluated this warrant issuance in conjunction with the Series A Preferred becoming junior to the Series C Preferred in liquidation preference and determined such warrants and changes in liquidation preference to be in effect a modification of the Series A Preferred. To determine the effect of this modification, the Company, using fair value methodologies, determined the value of the Series A Preferred both pre and post warrant issuance. The valuation indicated an increase in the fair value of the Series A Preferred post issuance of approximately $92,000. The Company recorded this increase as a deemed dividend.

The Company had 37,467 shares and 31,021 shares of Series A Preferred outstanding as of December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company had cumulative undeclared dividends of $0. During the year ended December 31, 2018, certain holders of Series A Preferred converted 450 shares of Series A Preferred into 391,304 shares of the Company’s Common Stock. The Company issued the holders of Series A Preferred an aggregate of 3,074,008 shares of Common Stock during the year ended December 31, 2018 as payment of dividends due during the 2018 year. The Company issued the holders of Series A Preferred an aggregate of 585,058 shares of Common Stock during the year ended December 31, 2017 as payment of dividends due during the 2017 year.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred stock, par value $0.01 per share (“Series B Preferred”), outstanding as of December 31, 2018 and 2017. At December 31, 2018 and 2017, the Company had cumulative undeclared dividends of approximately and $8,000. There were no conversions of Series B Preferred into Common Stock during the year ended December 31, 2018 and 2017. The Company paid dividends of approximately $51,000 to the holders of our Series B Preferred during the twelve months ended December 31, 2018 and December 31, 2017.

Common Stock

On February 8, 2018, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation, as amended, to increase the authorized number of shares of its Common Stock to from 150,000,000 shares to 175,000,000 shares.

The following table summarizes outstanding Common Stock activity for the following periods:

Common Stock
Shares outstanding at December 31, 2016	91,846,795
Shares issued pursuant to payment of stock dividend on Series E Preferred	585,058
Shares issued pursuant to payment of stock dividend on Series F Preferred	822,122
Shares issued pursuant to payment of stock dividend on Series G Preferred	135,855
Shares issued pursuant to cashless warrants exercised	409,002
Shares issued pursuant to option exercises	369,004
Shares outstanding at December 31, 2017	94,167,836
Shares issued pursuant to payment of stock dividend on Series A Preferred	3,074,008
Shares issued as payment of stock dividend on Series C Preferred	354,632
Shares issued pursuant to conversion of Series A Preferred	391,304
Shares issued pursuant to option exercises	235,852
Shares outstanding at December 31, 2018	98,223,632

Warrants

As of December 31, 2018, warrants to purchase 1,813,856 shares of Common Stock at prices ranging from $0.01 to $1.46 were outstanding. All warrants are exercisable as of December 31, 2018 and expire as of September 11, 2019, except for an aggregate of 1,643,856 warrants, which become exercisable only upon the attainment of specified events and 20,000 warrants that become exercisable on June 7, 2019. Such warrants expire at various dates through September 2028.The intrinsic value of warrants outstanding at December 31, 2018 was approximately $14,000. The Company has excluded from this computation any intrinsic value of the 1,493,856 warrants issued to the Series A Preferred stockholders due to the conversion exercise contingency more fully described below.

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

During the year ended December 31, 2018, the Company issued an aggregate of 40,000 warrants to certain members of the Company’s advisory board. The Company determined the grant date fair value of these warrants using the Black-Scholes option valuation model and recorded approximately $9,000 in expense for the year ended December 31, 2018. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price ranging between $1.09 and $1.17, a term of 2.0 years, a risk-free interest rate of 2.58%, a dividend yield of 0% and volatility of 59%. Such expense is recorded in the Company’s consolidated statement of operations as a component of general and administrative expense. The Company also issued, during the year ended December 31, 2018, an aggregate of 50,000 warrants to a certain professional services provider firm. The Company determined the grant date fair value of these warrants using the Black-Scholes option valuation model and recorded approximately $17,000 in expense for the year ended December 31, 2018. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price of $1.14, a term of 2.0 years, a risk-free interest rate of 2.58%, a dividend yield of 0% and volatility of 51%. Such expense is recorded in the Company’s consolidated statement of operations as a component of general and administrative expense.

The following table summarizes warrant activity for the following periods:
	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2016	175,000	$0.84
Granted	80,000	$1.13
Expired / Canceled	(25,000)	$1.10
Exercised	—	$—
Balance at December 31, 2017	230,000	$0.91
Granted	1,583,856	$0.08
Expired / Canceled	—	$—
Exercised	—	$—
Balance at December 31, 2018	1,813,856	$0.19

There were no warrants exercised during the twelve months ended December 31, 2018 and zero warrants expired unexercised during the 2018 year.

15.  STOCK-BASED COMPENSATION

Stock Options

As of December 31, 2018, the Company had one active stock-based compensation plan: the 1999 Stock Option Plan (the “1999 Plan”).

1999 Plan

The Company’s 1999 Stock Award Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at December 31, 2018 was 730,677.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation.” The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expense based upon the departments to which substantially all the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $1,272,000 and 1,094,000 for the years ended December 31, 2018 and 2017, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2018 and 2017 ranged from 57% to 64%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2018 and 2017 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2018 and 2017 averaged 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2016	6,506,843	$1.21	6.6
Granted	112,500	$1.39	—
Expired/Cancelled	(156,827)	$1.67	—
Exercised	(369,004)	$0.70	—
Balance at December 31, 2017	6,093,512	$1.23	5.8
Granted	1,545,500	$1.67	—
Expired/Cancelled	(175,912)	$1.33	—
Exercised	(235,852)	$0.70	—
Balance at December 31, 2018	7,227,248	$1.34	5.8

At December 31, 2018, a total of 7,227,248 options were outstanding, of which 5,753,529 were exercisable at a weighted average price of $1.27 per share with a remaining weighted average contractual term of approximately 5.0 years.  The Company expects that, in addition to the 5,753,529 options that were exercisable as of December 31, 2018, another 1,473,719 will ultimately vest resulting in a combined total of 7,227,248.  Those 7,227,248 shares have a weighted average exercise price of $1.34 and an aggregate intrinsic value of approximately $248,000 as of December 31, 2018. Stock-based compensation expense related to equity options was approximately $1,272,000 and $1,094,000 for the years ended December 31, 2018 and 2017, respectively.

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2018 and 2017 was $0.94 and $0.77, respectively. At December 31, 2018, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $995,000, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.

During the year ended December 31, 2018, there were 235,852 options exercised for cash resulting in the issuance of 235,852 shares of the Company’s Common Stock and proceeds of approximately $164,000. During the year ended December 31, 2017, there were 369,004 options exercised for cash resulting in the issuance of 369,004 shares of the Company’s Common Stock and proceeds of approximately $259,000.

The intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was approximately $175,000 and $177,000, respectively. The intrinsic value of options exercisable at December 31, 2018 and 2017 was approximately $248,000 and $2,388,000, respectively.  The intrinsic value of options that vested during 2018 was approximately $0. The aggregate intrinsic value for all options outstanding as of December 31, 2018 and 2017 was approximately $248,000 and $2,595,000, respectively.

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

In January 2018, the Company issued an aggregate of 324,000 options to purchase shares of the Company’s Common Stock to certain members of the Company’s Board of Directors in return for their service on the Board from January 1, 2018 through December 31, 2018. Such options vest at the rate of 27,000 options per month on the last day of each month during the 2018 year. The options have an exercise price of $1.75 per share and a term of 10 years. Pursuant to this issuance, the Company recorded compensation expense of approximately $320,000 during the year ended December 31, 2018 based on the grant-date fair value of the options determined using the Black-Scholes option-valuation model.

Stock-based Compensation

Stock-based compensation related to equity options has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenue	$19	$19
General and administrative	840	655
Sales and marketing	216	220
Research and development	197	200

Total	$1,272	$1,094

Common Stock Reserved for Future Issuance

The following table summarizes the Common Stock reserved for future issuance as of December 31, 2018:

Common Stock
Convertible preferred stock – Series A, Series B and Series C	42,626,029
Stock options outstanding	7,227,248
Warrants outstanding	1,813,856
Authorized for future grant under stock option plans	730,677

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2017, the Company authorized contributions of approximately $154,000 for the 2017 plan year of which $115,000 were paid prior to December 31, 2017. In 2018, the Company authorized contributions of approximately $166,000 for the 2018 plan year of which $128,000 were paid prior to December 31, 2018.

17.  PENSION PLAN

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

($ in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$3,830	$3,540
Service cost	—	—
Interest cost	72	64
Actuarial (gain) loss	(34)	(167)
Effect of exchange rate changes	(174)	473
Effect of curtailment	—	—
Benefits paid	(84)	(80)
Benefit obligation at end of year	3,610	3,830

Change in plan assets:
Fair value of plan assets at beginning of year	1,806	1,645
Actual return of plan assets	82	7
Company contributions	13	12
Benefits paid	(84)	(80)
Effect of exchange rate changes	(83)	222
Fair value of plan assets at end of year	1,734	1,806
Funded status	(1,876)	(2,024)
Unrecognized actuarial loss (gain)	1,542	1,629
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(1,542)	(1,629)
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(1,876)	$(2,024)

Components of net periodic benefit cost are as follows:
Service cost	$—	$—
Interest cost on projected benefit obligations	72	64
Expected return on plan assets	(56)	(70)
Amortization of prior service costs		—
Amortization of actuarial loss	102	104
Net periodic benefit costs	$118	$98

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	2.0%	1.9%
Expected return on plan assets	3.2%	3.2%
Rate of pension increases	2.0%	2.0%
Rate of compensation increase	N/A	N/A

The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$3,610	$3,830
Accumulated benefit obligation	$3,610	$3,830
Fair value of plan assets	$1,733	$1,806

As of December 31, 2018, the following benefit payments are expected to be paid as follows (in thousands):

2019	$82
2020	$83
2021	$97
2022	$99
2023	$106
2024 — 2028	$679

The Company made contributions to the plan of approximately $13,000 during the year ended December 31, 2018, and $12,000 during the year ended December 31, 2017. The company anticipates to make contributions at similar levels during the next fiscal year.

In accordance with the Company’s adoption of ASU 2017-07, the components of net periodic pension expense is shown in the Company’s Consolidated Statement of Operations for the years ended December 31, 2018 and 2017 under the caption “Other components of net periodic pension expense”.

The Company’s German pension plan is funded by insurance contract policies whereby the insurance company guarantees a fixed minimum return. The Company has determined that the pension assets are more appropriately classified within Level 3 of the fair value hierarchy because they are valued using actuarial valuation methodologies which approximate cash surrender value. Accordingly, the Company has reclassified the classification level of the pension plan insurance contracts to Level 3 for all periods presented. Such pension plan insurance contracts were previously classified by the Company as Level 1. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The investment manager is responsible for the investment strategy of the insurance premiums that Company submits and does not hold individual assets per participating employer. The German Federal Financial Supervisory oversees and supervises the insurance contracts.

The measurement date used to determine the benefit information of the plan was January 1, 2019.

18.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is the combination of the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, “Compensation - Retirement Benefits - Defined Benefit Plans – Pension” and the accumulated gains or losses from foreign currency translation adjustments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries into U.S. dollars using the period end exchange rate. Revenue and expense were translated using the weighted-average exchange rates for the reporting period.  All items are shown net of tax.

As of December 31, 2018 and 2017, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2018	2017

Additional minimum pension liability	$(1,144)	$(1,353)
Foreign currency translation adjustment	(284)	(311)
Ending balance	$(1,428)	$(1,664)

19.    SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company issued 286,834 shares of its Common Stock pursuant to the exercise of 286,834 options and received aggregate proceeds of approximately $106,000.