Form 10-Q
period 2019-03-31
IMAGEWARE SYSTEMS INC
filed 2019-05-09
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act).  Yes [   ]    No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IWSY	OTCQB Marketplace

The number of shares of common stock, par value $0.01 per share, outstanding on May 8, 2019 was 105,219,259.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,925	$5,694
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2019 and December 31, 2018.	1,119	968
Inventory, net	105	29
Other current assets	209	233
Total Current Assets	4,358	6,924

Property and equipment, net	236	244
Other assets	284	332
Operating lease right-of-use assets	2,157	—
Intangible assets, net of accumulated amortization	79	82
Goodwill	3,416	3,416
Total Assets	$10,530	$10,998

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$449	$678
Deferred revenue	1,490	1,215
Accrued expense	1,074	888
Operating lease liabilities, current portion	185	—
Derivative liabilities	1,489	1,065
Total Current Liabilities	4,687	3,846

Other long-term liabilities	118	147
Lease liabilities, net of current portion	2,032	—
Pension obligation	1,889	1,876
Total Liabilities	8,726	5,869

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 1,000 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference $10,000 at March 31, 2019 and December 31, 2018.	8,342	8,156

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively; liquidation preference $37,467 at March 31, 2019 (unaudited) and December 31, 2018, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively; liquidation preference $620 and $607 at March 31, 2019 (unaudited) and December 31, 2018, respectively.	2	2
Common Stock, $0.01 par value, 175,000,000 shares authorized; 99,266,918 and 98,230,336 shares issued at March 31, 2019 (unaudited) and December 31, 2018, respectively, and 99,260,214 and 98,223,632 shares outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively.	992	981
Additional paid-in capital	185,300	184,130
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,413)	(1,428)
Accumulated deficit	(191,355)	(186,648)
Total Shareholders’ Deficit	(6,538)	(3,027)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$10,530	$10,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product	$278	$97
Maintenance	653	619
	931	716
Cost of revenue:
Product	84	26
Maintenance	120	222
Gross profit	727	468

Operating expense:
General and administrative	1,107	1,175
Sales and marketing	1,005	861
Research and development	1,774	1,799
Depreciation and amortization	19	12
	3,905	3,847
Loss from operations	(3,178)	(3,379)

Interest expense (income), net	(22)	173
Change in fair value of derivative liabilities	424	—
Other components of net periodic pension expense	32	31
Loss before income taxes	(3,612)	(3,583)
Income tax expense	—	—
Net loss	(3,612)	(3,583)
Preferred dividends and preferred stock discount accretion	(1,294)	(769)
Net loss available to common shareholders	$(4,906)	$(4,352)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.04)	$(0.04)
Preferred dividends and preferred stock discount accretion	(0.01)	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.05)	$(0.05)
Basic and diluted weighted-average shares outstanding	98,398,239	94,333,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(3,612)	$(3,583)
Other comprehensive income (loss):
Foreign currency translation adjustment	15	(27)
Comprehensive loss	$(3,597)	$(3,610)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands, except share amounts)
(Unaudited)

Three Months Ended March 31, 2019

	Series A Convertible,		Series B Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2018	37,467	$-	239,400	$2	98,230,336	$981	(6,704)	$(64)	$184,130	$(1,428)	$(186,648)	$(3,027)

Accretion of Series A Preferred Stock discount	-	-	-	-	-	-	-	-	(186)	-	-	(186)
Issuance of Common Stock pursuant to option exercises	-	-	-	-	286,834	3	-	-	103	-	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	166	-	-	166
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	0	15	-	15
Dividends on preferred stock	-	-	-	-	749,748	8	-	-	1,087	-	(1,095)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,612)	(3,612)
Balance at March 31, 2019	37,467	$-	239,400	$2	99,266,918	$992	(6,704)	$(64)	$185,300	$(1,413)	$(191,355)	$(6,538)

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands, except share amounts)
(Unaudited)

Three Months Ended March 31, 2018
	Series A Convertible,		Series B Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2017	31,021	$-	239,400	$2	94,174,540	$941	(6,704)	$(64)	$172,414	$(1,664)	$(170,481)	$1,148

Issuance of common stock pursuant to Series A Preferred Stock conversions	(450)	-	-	-	391,304	4	-	-	(4)	-	-	-
Cumulative effect of ASC 606 adoption	-	-	-	-	-	-	-	-	-	-	96	96
Issuance of Common Stock pursuant to option exercises	-	-	-	-	83,169	1	-	-	87	-	-	88
Recognition of beneficial conversion feature on convertible related party lines of credit	-	-	-	-	-	-	-	-	12	-	-	12
Stock-based compensation expense	-	-	-	-	-	-	-	-	335	-	-	335
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(27)	-	(27)
Dividends on preferred stock	-	-	-	-	472,562	4	-	-	750	-	(754)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,583)	(3,583)
Balance at March 31, 2018	30,571	$-	239,400	$2	95,121,575	$950	(6,704)	$(64)	$173,594	$(1,691)	$(174,722)	$(1,931)

  IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(3,612)	$(3,583)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	19	12
Amortization of debt issuance costs and beneficial conversion feature	—	59
Stock-based compensation	166	335
Change in fair value of derivative liabilities	424	—
Change in assets and liabilities:
Accounts receivable	(151)	269
Inventory	(75)	(10)
Other assets	71	(56)
Operating lease right-of-use assets	46	—
Accounts payable	(230)	(22)
Deferred revenue	275	(138)
Accrued expense	201	285
Contract costs	(29)	—
Pension obligation	13	35
Total adjustments	730	769
Net cash used in operating activities	(2,882)	(2,814)

Cash flows from investing activities
Purchase of property and equipment	(8)	(7)
Net cash used in investing activities	(8)	(7)

Cash flows from financing activities
Proceeds from exercised stock options	106	88
Net cash provided by financing activities	106	88

Effect of exchange rate changes on cash and cash equivalents	15	(26)
Net decrease in cash and cash equivalents	(2,769)	(2,759)

Cash and cash equivalents at beginning of period	5,694	7,317

Cash and cash equivalents at end of period	$2,925	$4,558

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature on convertible related party lines of credit	$—	$12
Stock dividends on Series A Convertible Preferred Stock	$864	$754
Stock dividends on Series C Convertible Redeemable Preferred Stock	$231	$—
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$186	$—
Recognition of operating lease right-of-use assets from adoption of ASC 842	$2,265	$—
Recognition of lease liabilities from adoption of ASC 842	$(2,280)	$—
Conversion of Convertible Preferred Stock into Common Stock	$—	$4

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

Recent Developments

In May 2019, the Company completed a registered direct offering of 5,954,545 shares of its Common Stock at a price of $1.10 per share, resulting in gross proceeds to the Company of approximately $6.55 million. Net proceeds to the Company were approximately $6.125 million after payment of offering expenses. The Company intends to use the net proceeds received from the sale of the common stock for general corporate purposes.

The shares of common stock described above were offered by the Company pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission (“SEC”) on June 28, 2018 and declared effective on July 10, 2018.

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

Going Concern

At March 31, 2019, we had negative working capital of approximately $329,000. Our principal sources of liquidity at March 31, 2019 consisted of approximately $2,925,000 of cash and cash equivalents.

Considering the common stock financing completed in May 2019, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash may be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 28, 2019.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, or any other future periods.

Certain prior period amounts have been reclassified to conform with current period presentation. Pursuant to the Company’s adoption of Accounting Standards Update 2017-07 - Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), the Company is presenting certain elements of periodic pension expense as a separate line item “Other components of net periodic pension expense” outside the loss from operations, in the Company’s condensed Consolidated Statements of Operations. These reclassifications have no impact on net loss.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series C Preferred Financing, assumptions used in the application of revenue recognition policies, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expense, and deferred revenue, the carrying amounts approximate fair value due to their relatively short maturities.

Lease Liabilities and Operating Lease Right-of-Use Assets

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under Accounting Standards Codification (“ASC”) Topic 842 – Leases (“ASC 842”). In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5%. The Company has utilized the practical expedient regarding lease and nonlease components and has combined such items into a single combined component. The Company has also utilized the practical expedient regarding leases of twelve months or less and has excluded such leases from its computation of lease liability and related right-of-use assets. The Company has also elected the optional transition package of practical expedients which include:

 A package of practical expedient to not reassess:

●
Whether a contract is or contains a lease
●
Lease classification
●
Initial direct costs

Revenue Recognition

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method.

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

The adoption of ASC 606 as of January 1, 2018 resulted in a cumulative positive adjustment to beginning accumulated deficit and accounts receivable of approximately $96,000. The following table sets forth our disaggregated revenue for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Net Revenue	2019	2018
(dollars in thousands)

Software and royalties	$111	$84
Hardware and consumables	11	1
Services	156	12
Maintenance	653	619
Total revenue	$931	$716

Customer Concentration

For the three months ended March 31, 2019, two customers accounted for approximately 46% or $424,000 of our total revenue and had trade receivables at March 31, 2019 of $651,000.

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

FASB ASU No. 2017-11. In July 2017, the FASB issued ASU No 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral.” The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

FASB ASU No. 2018-07. In June 2018, the FASB issued ASU 2018-07, “Shared-Based Payment Arrangements with Nonemployees” (Topic 505), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted if financial statements have not yet been issued. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted loss per share:
Net loss	$(3,612)	$(3,583)
Preferred dividends and preferred stock discount accretion	(1,294)	(769)
Net loss available to common shareholders	$(4,906)	$(4,352)

Denominator for basic and dilutive loss per share — weighted-average shares outstanding	98,398,239	94,333,663
Net loss	$(0.04)	$(0.04)
Preferred dividends and preferred stock discount accretion	(0.01)	(0.01)
Basic and diluted loss per share available to common shareholders	$(0.05)	$(0.05)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive securities	Three Months Ended March 31,
	2019	2018

Related party lines of credit	—	5,325,651
Convertible redeemable preferred stock	42,626,980	26,630,458
Stock options	7,225,421	7,273,431
Warrants	1,813,856	230,000
Total potential dilutive securities	51,666,257	39,459,540

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $105,000 as of March 31, 2019 were comprised of work in process of $94,000 representing direct labor costs on in-process projects and finished goods of $11,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $29,000 as of December 31, 2018 were comprised of work in process of $21,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $79,000 and $82,000 as of March 31, 2019 and December 31, 2018, respectively, which includes accumulated amortization of $580,000 and $577,000 as of March 31, 2019 and December 31, 2018, respectively. Amortization expense for patent intangible assets was $3,000 for the three months ended March 31, 2019 and 2018. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 7.25 years. There was no impairment of the Company’s intangible assets during the three months ended March 31, 2019 and 2018.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2019 (nine months)	$9
2020	12
2021	12
2022	12
2023	12
Thereafter	22
Totals	$79

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at March 31, 2019, had a negative carrying amount of approximately $6,574,000. Based on the results of the Company’s impairment testing, the Company determined that its goodwill was not impaired during the three months ended March 31, 2019 and December 31, 2018.

NOTE 5.  LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 – Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5%. Such assets and liabilities aggregated approximately $2,265,000 and $2,280,000 as of January 1, 2019, respectively. The Company determined that it had no arrangements representing finance leases.

The Company’s operating leasing arrangements are summarized below:

●
The Company’s corporate headquarters is located in San Diego, California, where it occupies 8,511 square feet of office space at an average cost of approximately $28,000 per month. This facility’s lease was entered into by the Company in July 2018. This new lease commenced on November 1, 2018 and terminates on April 30, 2025.
●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $23,000 per month until the expiration of the lease on February 28, 2023; and

●
183 square feet of office space in Mexico City, Mexico, at a cost of approximately $2,000 per month until September 30, 2019.

The above leases contain no residual value guarantees provided by the Company and there are no options to either extend or terminate the leases. The Company is not a party to any subleasing arrangements.

For the three months ended March 31, 2019 the Company recorded approximately $154,000 in lease expense using the straight-line method. Lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of March 31, 2019 is 5.16 years. Cash payments under operating leases aggregated approximately $117,000 for the three months ended March 31, 2019 and are included in operating cash flows.

The Company’s lease liability was computed using the present value of future lease payments. The Company has utilized the practical expedient regarding lease and non-lease components and combined such components into a single combined component in the determination of the lease liability. The Company has excluded the lease of its office space in Mexico City, Mexico in the determination of the lease liability as of January 1, 2019 as its term is less than 12 months.

At March 31, 2019, future minimum undiscounted lease payments are as follows:

($ in thousands)
2019 (9 months)	$376
2020	649
2021	642
2022	652
2023	425
Thereafter	519
Total	3,263
Short-term leases not included in lease liability	(12)
Present Value effect on future minimum undiscounted lease payments at March 31, 2019	(1,034)
Lease liability at March 31, 2019	$2,217

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

The Company had 1,000 shares of Series C Preferred outstanding as of March 31, 2019 and December 31, 2018. The Company issued the holders of Series C Preferred 157,945 shares of common stock on March 31, 2019, as payment of dividends due on that date.

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

For the three months ended March 31, 2019, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $186,000 using the effective interest rate method. There was no Series C Preferred outstanding at any time during the three months ended March 31, 2018.

The Company reflected the following in Mezzanine Equity for the Series C Preferred Stock as of December 31, 2018 and March 31, 2019:

	Series C
	Convertible,
	Redeemable
	Preferred
(amounts in thousands, except share amounts)	Shares	Amount	Total

Total Series C Preferred Stock as of December 31, 2018	1,000	$8,156	$8,156

Accretion of discount – deemed dividend		186	186

Total Series C Preferred Stock as of March 31, 2019	1,000	$8,342	$8,342

NOTE 7.  DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging.” Under the provisions of ASC 815, the Company identified embedded features within the Series C Preferred host contract that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s condensed consolidated balance sheet under the caption “Derivative liabilities.” The Company revalued these features at each balance sheet date and has recorded any change in fair value in the determination of period net income or loss. Such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2019, the Company recorded an increase to these derivative liabilities using fair value methodologies of approximately $424,000. See Note 9 to these condensed consolidated financial statements for a reconciliation of amounts recorded at March 31, 2019.

NOTE 8.  EQUITY

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock.” The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series A Convertible Preferred Stock

The Company had 37,467 shares of Series A Preferred outstanding as of March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, the Company had cumulative undeclared dividends of $0. The Company issued the holders of Series A Preferred 591,803 shares of common stock on March 31, 2019 as payment of dividends due on that date.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Preferred stock, par value $0.01 per share (“Series B Preferred”), outstanding as of March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively. There were no conversions of Series B Preferred into common stock during the three months ended March 31, 2019 and 2018.

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2018	1,813,856	$0.19
Granted	—	—
Expired/Canceled	—	—
Exercised	—	—
Balance at March 31, 2019	1,813,856	$0.19

As of March 31, 2019, warrants to purchase 1,813,856 shares of common stock at exercise prices ranging from $0.01 to $1.46 were outstanding. All warrants are exercisable as of March 31, 2019 except for an aggregate of 1,643,856 warrants, which become exercisable only upon the attainment of specified events, and 20,000 warrants that become exercisable on June 7, 2019. Such warrants expire at various dates through September 2028. The intrinsic value of warrants outstanding at March 31, 2019 was approximately $141,000. The Company has excluded from this computation any intrinsic value of the 1,493,856 warrants issued to the Series A Preferred stockholders due to such warrants becoming exercisable only upon conversion of Series A Preferred into shares of Common Stock.

Stock-Based Compensation

The Company’s 1999 Stock Award Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s common stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of the Company’s common stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at March 31, 2019 was 445,670.

The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital. Stock-based compensation expense related to equity options was approximately $166,000 and $273,000 for the three months ended March 31, 2019 and 2018, respectively. Stock-based compensation expense related to options to purchase shares of the Company’s common stock issued to certain members of the Company’s Board of Directors in return for their service (disclosed more fully below) was approximately $0 and $62,000 for the three months ended March 31, 2019 and 2018, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the three months ended March 31, 2019 and 2018 ranged from 57% to 84%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the three months ended March 31, 2019 and 2018 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. The interest rate used in the Company’s Black-Scholes calculations for the three months ended March 31, 2019 and 2018 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s common stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2018	7,227,248	$1.34
Granted	345,000	$0.92
Expired/Cancelled	(59,993)	$1.44
Exercised	(286,834)	$0.37
Balance at March 31, 2019	7,225,421	$1.36

The intrinsic value of options exercisable at March 31, 2019 was approximately $1,483,000. The aggregate intrinsic value for all options outstanding as of March 31, 2019 was approximately $1,739,000. The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2019 was $0.47. The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2018 was $0.99. At March 31, 2019, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $980,000, which will be recognized over a weighted-average period of 2.0 years.

Stock-based compensation related to equity options, including options granted to certain members of the Company’s Board of Directors, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$3	$5
General and administrative	93	216
Sales and marketing	39	60
Research and development	31	54
Total	$166	$335

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

	Fair Value at March 31, 2019
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,699	$—	$—	$1,699
Totals	$1,699	$—	$—	$1,699
Liabilities:
Derivative liabilities	$1,489	$—	$—	$1,489
Totals	$1,489	$—	$—	$1,489

	Fair Value at December 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,733	$—	$—	$1,733
Totals	$1,733	$—	$—	$1,733
Liabilities:
Derivative liabilities	$1,065	$—	$—	$1,065
Totals	$1,065	$—	$—	$1,065

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

The Series C Preferred host instrument (issued in September 2018) had embedded features contained in the host instrument that qualified for derivative liability treatment.  The recorded fair market value of these features at March 31, 2019 and December 31, 2018 was approximately $1,489,000 and $1,065,000, respectively which is reflected as a current liability in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. The fair value of the Company’s derivative liabilities is classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses the lattice framework, Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities.

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

A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2019:

($ in thousands)	Pension Assets

Balance at December 31, 2018	$1,733
Return on plan assets	15
Company contributions and benefits paid, net	(11)
Effect of rate changes	(38)
Balance at March 31, 2019	$1,699

 A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2018:

($ in thousands)	Pension Assets

Balance at December 31, 2017	$1,806
Return on plan assets	11
Company contributions and benefits paid, net	(21)
Effect of rate changes	56
Balance at March 31, 2018	$1,852

 A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2019:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2018	$1,065
Change in fair value included in earnings	424
Balance at March 31, 2019	$1,489

There were no derivative liabilities at either December 31, 2017 nor at any time during the three months ended March 31, 2018. The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.

NOTE 10.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company entered into a professional services agreement with a firm whose managing director is also a member of the Company’s Board of Directors. During the three months ended March 31, 2019, the Company recorded and paid the remaining one-half of the aggregate fee of $50,000 related to this professional services agreement.  During the three months ended March 31, 2018, the Company had Convertible Lines of Credit outstanding with two members of the Company’s Board of Directors. At March 31, 2018, aggregate borrowing under the Lines of Credit were approximately $5,821,000 net of discount. Such Lines of Credit and all accrued unpaid interest were converted into shares of the Company’s Series A Preferred in September 2018, at which times the Lines of Credit were deemed satisfied in full and terminated.

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

Effective September 15, 2017, the employment agreements for the Company’s Chief Executive Officer and Chief Technical Officer were amended to extend the term of each executive officer’s employment agreement until December 31, 2018, and on January 30, 2019, both agreements were amended again to further extend the term of each executive officer’s employment until December 31, 2019.

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

NOTE 12. SUBSEQUENT EVENTS

In May 2019, the Company completed a registered direct offering of 5,954,545 shares of its common stock at a price of $1.10 per share, resulting in gross proceeds to the Company of approximately $6.55 million. Net proceeds to the Company were approximately $6.125 million after payment of offering expenses. The Company intends to use the net proceeds received from the sale of the common stock for general corporate purposes.

The shares of common stock described above were offered by the Company pursuant to a shelf registration statement previously filed with the SEC on June 28, 2018 and declared effective on July 10, 2018.

In May 2019, the Company issued 4,500 shares of its common stock pursuant to the exercise of stock options, resulting in proceeds to the Company of approximately $3,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in Item 1A of Part II of this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Recent Developments

 In May 2019, the Company completed a registered direct offering of 5,954,545 shares of its common stock at a price of $1.10 per share, resulting in gross proceeds to the Company of approximately $6.55 million. Net proceeds to the Company were approximately $6.125 million after payment of offering expenses. The Company intends to use the net proceeds received from the sale of the common stock for general corporate purposes.

The shares of Common Stock described above were offered by the Company pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission (“SEC”) on June 28, 2018 and declared effective on July 10, 2018.

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

Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series C Financing, assumptions used in the application of revenue recognition policies, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Other than the adoption of ASC 842 “Leases” management believes there have been no material changes during the three months ended March 31, 2019 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 2 “Significant Accounting Policies and Basis of Presentation” and Note 5 “Leases” for a detailed discussion of this critical accounting policy.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Product Revenue

	Three Months Ended March 31,
Net Product Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$111	$84	$27	32%
Percentage of total net product revenue	40%	87%
Hardware and consumables	$11	$1	$10	1,000%
Percentage of total net product revenue	4%	1%
Services	$156	$12	$144	1,200%
Percentage of total net product revenue	56%	12%
Total net product revenue	$278	$97	$181	187%

Software and royalty revenue increased 32% or approximately $27,000 during the three months ended March 31, 2019 as compared to the corresponding period in 2018. This increase is attributable to higher identification project related revenue of approximately $28,000, higher sales of boxed identity management software sold through our distribution channel of approximately $4,000, higher law enforcement project related revenue of approximately $5,000 offset by lower royalty revenue of approximately $10,000. The increase in identification project related revenue is reflective of the 2019 period containing revenue from additional software licenses sold into existing identification projects caused by increased end-user utilization. The decrease in royalty revenue reflects lower reported usage from certain customers.

Revenue from the sale of hardware and consumables increased approximately $10,000 during the three months ended March 31, 2019 as compared to the corresponding period in 2018 due to an increase in project related solutions containing hardware and consumables.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $144,000 during the three months ended March 31, 2019 as compared to the corresponding period of 2018 due to the completion of the service element of project related work completed during the three months ended March 31, 2019.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives during 2019; however, government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

During the three months ended March 31, 2019, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to these markets is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the first quarter we saw additional customers implement GoVerify ID®, our cloud based mobile biometric authentication software as a service. Management believes that additional implementations will occur throughout the remainder of the year ended December 31, 2019, resulting in increased identities under management.

 Maintenance Revenue

	Three Months Ended March 31,
Maintenance Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$653	$619	$34	5%

Maintenance revenue was approximately $653,000 for the three months ended March 31, 2019, as compared to approximately $619,000 for the corresponding period in 2018. Identity management maintenance revenue generated from identification software solutions was approximately $328,000 for the three months ended March 31, 2019 as compared to approximately $295,000 during the comparable period in 2018. Law enforcement maintenance revenue was approximately $325,000 and $324,000 for the three months ended March 31, 2019 and 2018, respectively. The increase of $33,000 in identification software maintenance revenue for the three months ended March 31, 2019 as compared to the corresponding period of 2018 is due to the expansion of our installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Three Months Ended March 31,
Cost of Product Revenue:	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$—	$5	$(5)	(100)%
Percentage of software and royalty product revenue	—	6%
Hardware and consumables	$8	$6	$2	33%
Percentage of hardware and consumables product revenue	73%	600%
Services	$76	$15	$61	407%
Percentage of services product revenue	49%	125%
Total product cost of revenue	$84	$26	$58	223%
Percentage of total product revenue	30%	27%

The cost of software and royalty product revenue decreased approximately $5,000 for the three months ended March 31, 2019 as compared to the corresponding period in 2018 despite higher software and royalty product revenue of approximately $27,000 during the 2019 period due to the 2018 period containing third-party software costs whereas the 2019 period did not contain any such costs.

The cost of services revenue increased approximately $61,000 during the three months ended March 31, 2019 as compared to the corresponding period in 2018 due to higher service revenue of approximately $144,000. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Total maintenance cost of revenue	$120	$222	$(102)	(46)%
Percentage of total maintenance revenue	18%	36%

 Cost of maintenance revenue decreased approximately $102,000 during the three months ended March 31, 2019 as compared to the corresponding period in 2018. This decrease is reflective of lower maintenance labor costs incurred during the three months ended March 31, 2019 as compared to the corresponding period in 2018 due primarily to the composition of engineering resources used in the provision of maintenance services combined with reductions in headcount in our customer support department.

 Product Gross Profit

	Three Months Ended March 31,
Product gross profit	2019	2018	$ Change	% Change
(dollars in thousands)
Software and royalties	$111	$79	$32	41%
Percentage of software and royalty product revenue	100%	94%
Hardware and consumables	$3	$(5)	$8	160%
Percentage of hardware and consumables product revenue	27%	(500)%
Services	$80	$(3)	$83	2,767%
Percentage of services product revenue	51%	(25)%
Total product gross profit	$194	$71	$123	173%
Percentage of total product revenue	70%	73%

Software and royalty gross profit increased approximately $32,000 for the three months ended March 31, 2019 from the corresponding period in 2018 due primarily due to higher software and royalty revenue of approximately $27,000 combined with lower software and royalty cost of revenue of $5,000 for the same period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Services gross profit increased approximately $83,000 for the three months ended March 31, 2019 as compared to the corresponding period in 2018 due to higher service revenue of approximately $144,000 for the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Maintenance Gross Profit

Maintenance gross profit	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change

Total maintenance gross profit	$533	$397	$136	34%
Percentage of total maintenance revenue	82%	70%

Gross profit related to maintenance revenue increased 34% or approximately $136,000 for the three months ended March 31, 2019 as compared to the corresponding period in 2018. This increase reflects higher maintenance revenue of approximately $34,000 combined with lower cost of maintenance revenue of approximately $102,000 due primarily to headcount reductions combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services. Services gross profit can change due to revenue level fluctuations and from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Operating Expense
	Three Months Ended March 31,
Operating expense	2019	2018	$ Change	% Change
(dollars in thousands)

General and administrative	$1,107	$1,175	$(68)	(6)%
Percentage of total net revenue	119%	164%
Sales and marketing	$1,005	$861	$144	17%
Percentage of total net revenue	108%	120%
Research and development	$1,774	$1,799	$(25)	(1)%
Percentage of total net revenue	191%	251%
Depreciation and amortization	$19	$12	$7	58%
Percentage of total net revenue	2%	2%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar decrease of approximately $68,000 during the three months ended March 31, 2019 as compared to the corresponding period in 2018 is comprised of the following major components:

●
Increases in professional services of approximately $18,000, which includes higher Board of Director fees of approximately $10,000, higher patent-related fees of approximately $5,000, higher contractor fees of approximately $12,000, higher contract services of approximately $55,000 and higher investor relations fees of approximately $25,000, offset by lower audit fees of approximately $75,000, lower general corporate expenses of approximately $13,000 and lower legal fees of approximately $1,000;

●
Decrease in travel, insurances, licenses, dues and other costs of approximately $13,000;

●
Decrease in rent and office related costs of approximately $12,000; and

●
Decrease in stock-based compensation expense of approximately $61,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $144,000 during the three months ended March 31, 2019 as compared to the corresponding period in 2018 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $43,000, driven primarily by headcount increases;

●
Increase in contractor and contract services of approximately $71,000 resulting from decreased utilization of certain sales consultants of approximately $12,000, offset by increased marketing dues and subscription expense and contract services of approximately $83,000;

●
Increase in travel, trade show expense and office related expense of approximately $39,000;

●
Decrease in stock-based compensation expense of approximately $20,000; and

●
Increase in our Mexico sales office expense and other of approximately $11,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $25,000 for the three months ended March 31, 2019 as compared to the corresponding period in 2018 due primarily to the following major components:

●
Increase in personnel related expense of approximately $129,000 due to headcount increases;

●
Decrease in contractor fees and contract services of approximately $122,000 for services related to the development of mobile identity management applications;

●
Decrease in stock based-compensation expense of approximately $23,000; and

●
Decrease in office related expense and engineering tools, supplies and other of approximately $9,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended March 31, 2019 and 2018, depreciation and amortization expense was approximately $19,000 and $12,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The increase is reflective of certain furniture and leasehold improvement asset additions in the fourth quarter of 2018.

Interest Expense (Income), Net

For the three months ended March 31, 2019, we recognized interest expense of approximately $0 and interest income of approximately $22,000. For the three months ended March 31, 2018, we recognized interest expense of approximately $189,000 and interest income of approximately $16,000. The decrease in interest expense of approximately $189,000 for the three months ended March 31, 2019 reflects the conversion of all amounts outstanding under the Company’s related-party lines of credit into shares of Series A Preferred stock in September 2018.

   Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2019, we recognized approximately $424,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such increase was determined by management using fair value methodologies and is included as an expense under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended March 31, 2019.

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

In May 2019, the Company completed a registered direct offering of 5,954,545 shares of its common stock at a price of $1.10 per share, resulting in gross proceeds to the Company of approximately $6,550,000. Net proceeds to the Company were approximately $6,125,000 after payment of offering expenses. The Company intends to use the net proceeds received from the sale of the common stock for general corporate purposes.

 The shares of common stock described above were offered by the Company pursuant to a shelf registration statement previously filed with the SEC on June 28, 2018 and declared effective on July 10, 2018.

Going Concern

At March 31, 2019, we had negative working capital of approximately $329,000. Our principal sources of liquidity at March 31, 2019 consisted of approximately $2,925,000 of cash and cash equivalents.

Considering the common stock financing completed in May 2019, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash may be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Operating Activities

We used net cash of $2,882,000 in operating activities for the three months ended March 31, 2019 as compared to net cash used of $2,814,000 during the comparable period in 2018. During the three months ended March 31, 2019, net cash used in operating activities consisted of net loss of $3,612,000 and a decrease in working capital and other assets and liabilities of $121,000. Those amounts were offset by approximately $609,000 of non-cash costs, including $166,000 in stock-based compensation, $19,000 in depreciation and amortization, and $424,000 in the change in fair value of derivative liabilities. During the three months ended March 31, 2019, we used cash of $109,000 from increases in current assets and generated cash of $230,000 through increases in current liabilities and deferred revenue, excluding debt.

Investing Activities

Net cash used in investing activities was $8,000 for the three months ended March 31, 2019 as compared to net cash used in investing activities of $7,000 for the three months ended March 31, 2018. For the three months ended March 31, 2019, we used cash of $8,000 to fund capital expenditures of software. For the three months ended March 31, 2018, we used cash of $7,000 to fund capital expenditures of computer equipment.

Financing Activities

During the three months ended March 31, 2019, we generated cash of approximately $106,000 from the exercise of 286,834 stock options resulting, in the issuance of 286,834 shares of our common stock. For the three months ended March 31, 2018, we generated cash of approximately $88,000 from the exercise of 83,169 stock options, resulting in the issuance of 83,169 shares of our common stock.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on March 28, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 9, 2019, there have been no material changes to the disclosures made in the above referenced Annual Report on Form 10-K.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6 .  EXHIBITS

(a)	EXHIBITS

10.1
Eleventh Amendment to Employment Agreement, by and between S. James Miller and ImageWare Systems, Inc., dated January 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 1, 2019).

10.2
Sixth Amendment to Employment Agreement, by and between David E. Harding and ImageWare Systems, Inc., dated January 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 1, 2019).

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

Date: May 9, 2019	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller
S. James Miller Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: May 9, 2019	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)