Form 10-Q
period 2019-06-30
IMAGEWARE SYSTEMS INC
filed 2019-08-14
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of common stock, par value $0.01 per share, outstanding on August 7, 2019 was 106,545,685.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,734	$5,694
Accounts receivable, net of allowance for doubtful accounts of $7 at June 30, 2019 and $0 at December 31, 2018.	376	968
Inventory, net	319	29
Other current assets	271	233
Total Current Assets	7,700	6,924

Property and equipment, net	222	244
Other assets	286	332
Operating lease right-of-use assets	2,060	—
Intangible assets, net of accumulated amortization	76	82
Goodwill	3,416	3,416
Total Assets	$13,760	$10,998

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$552	$678
Deferred revenue	1,073	1,215
Accrued expense	1,346	888
Operating lease liabilities, current portion	239	—
Derivative liabilities	1,008	1,065
Total Current Liabilities	4,218	3,846

Other long-term liabilities	118	147
Lease liabilities, net of current portion	1,942	—
Pension obligation	1,928	1,876
Total Liabilities	8,206	5,869

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 1,000 shares issued and outstanding at June 30, 2019 and December 31, 2018; liquidation preference $10,000 at June 30, 2019 and December 31, 2018.	8,526	8,156

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively; liquidation preference $37,467 at June 30, 2019 (unaudited) and December 31, 2018, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively; liquidation preference $607 at June 30, 2019 (unaudited) and December 31, 2018, respectively.	2	2
Common Stock, $0.01 par value, 175,000,000 shares authorized; 106,552,389 and 98,230,336 shares issued at June 30, 2019 (unaudited) and December 31, 2018, respectively, and 106,545,685 and 98,223,632 shares outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively.	1,065	981
Additional paid-in capital	192,565	184,130
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,433)	(1,428)
Accumulated deficit	(195,107)	(186,648)
Total Shareholders’ Deficit	(2,972)	(3,027)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$13,760	$10,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product	$160	$1,182	$438	$1,279
Maintenance	652	703	1,305	1,322
	812	1,885	1,743	2,601
Cost of revenue:
Product	34	139	117	165
Maintenance	106	167	226	390
Gross profit	672	1,579	1,400	2,046

Operating expense:
General and administrative	894	970	2,001	2,141
Sales and marketing	934	816	1,939	1,680
Research and development	1,840	1,865	3,614	3,664
Depreciation and amortization	17	11	36	24
	3,685	3,662	7,590	7,509
Loss from operations	(3,013)	(2,083)	(6,190)	(5,463)

Interest expense (income), net	(31)	184	(53)	356
Other expense	1	—	1	—
Change in fair value of derivative liabilities	(481)	—	(57)	—
Other components of net periodic pension expense	45	17	78	49
Loss before income taxes	(2,547)	(2,284)	(6,159)	(5,868)
Income tax expense	1	—	1	1
Net loss	(2,548)	(2,284)	(6,160)	(5,869)
Preferred dividends and preferred stock discount accretion	(1,374)	(720)	(2,668)	(1,489)
Net loss available to common shareholders	$(3,922)	$(3,004)	$(8,828)	$(7,358)

Basic and diluted loss per common share - see Note 3:
Net loss	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Preferred dividends and preferred stock discount accretion	(0.01)	(0.01)	(0.03)	(0.02)
Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.03)	$(0.09)	$(0.08)
Basic and diluted weighted-average shares outstanding	103,431,623	95,161,570	100,928,835	94,749,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,548)	$(2,284)	$(6,160)	$(5,869)
Other comprehensive income (loss):
Foreign currency translation adjustment	(20)	43	(5)	15
Comprehensive loss	$(2,568)	$(2,241)	$(6,615)	$(5,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands, except share amounts)
(Unaudited)

Three and Six Months Ended June 30, 2019

	Series A		Series B
	Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2018	37,467	$-	239,400	$2	98,230,336	$981	(6,704)	$(64)	$184,130	$(1,428)	$(186,648)	$(3,027)

Accretion of Series A Preferred Stock discount	-	-	-	-	-	-	-	-	(186)	-	-	(186)
Issuance of Common Stock pursuant to option exercises	-	-	-	-	286,834	3	-	-	103	-	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	166	-	-	166
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	15	-	15
Dividends on preferred stock	-	-	-	-	749,748	8	-	-	1,087	-	(1,095)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,612)	(3,612)
Balance at March 31, 2019	37,467	$-	239,400	$2	99,266,918	$992	(6,704)	$(64)	$185,300	$(1,413)	$(191,355)	$(6,538)

Accretion of Series A Preferred Stock discount	-	-	-	-	-	-	-	-	(184)	-	-	(184)
Issuance of Common Stock net of financing costs	-	-	-	-	5,954,545	60	-	-	6,035	-	-	6,095
Issuance of Common Stock pursuant to option exercises	-	-	-	-	64,500	1	-	-	59	-	-	60
Stock-based compensation expense	-	-	-	-	-	-	-	-	181	-	-	181
Issuance of Common Stock warrants as compensation	-	-	-	-	-	-	-	-	8	-	-	8
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(20)	-	(20)
Dividends on preferred stock	-	-	-	-	1,266,426	12	-	-	1,166	-	(1,204)	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,548)	(2,548)
Balance at June 30, 2019	37,467	$-	239,400	$2	106,552,389	$1,065	(6,704)	$(64)	$192,565	$(1,433)	$(195,107)	$(2,972)

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands, except share amounts)
(Unaudited)

Three and Six Months Ended June 30, 2018

	Series A		Series B
	Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2017	31,021	$-	239,400	$2	94,174,540	$941	(6,704)	$(64)	$172,414	$(1,664)	$(170,481)	$1,148

Issuance of Common Stock pursuant to Series A Preferred Stock conversions	(450)	-	-	-	391,304	4	-	-	(4)	-	-	-
Cumulative effect of ASC 606 adoption	-	-	-	-	-	-	-	-	-	-	96	96
Issuance of Common Stock pursuant to option exercises	-	-	-	-	83,169	1	-	-	87	-	-	88
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	12	-	-	12
Stock-based compensation expense	-	-	-	-	-	-	-	-	335	-	-	335
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(27)	-	(27)
Dividends on preferred stock	-	-	-	-	472,562	4	-	-	750	-	(754)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,583)	(3,583)
Balance at March 31, 2018	30,571	$-	239,400	$2	95,121,575	$950	(6,704)	$(64)	$173,594	$(1,691)	$(174,722)	$(1,931)
Issuance of Common Stock pursuant to option exercises	-	-	-	-	65,588	1	-	-	60	-	-	61
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	9	-	-	9
Stock-based compensation expense	-	-	-	-	-	-	-	-	373	-	-	373
Issuance of Common Stock warrants as compensation	-	-	-	-	-	-	-	-	9	-	-	9
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	42	-	42
Dividends on preferred stock	-	-	-	-	648,696	6	-	-	704	-	(737)	(27)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,284)	(2,284)
Balance at June 30, 2018	30,571	$-	239,400	$2	95,835,859	$957	(6,704)	$(64)	$174,749	$(1,649)	$(177,743)	$(3,748)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(6,160)	$(5,869)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	36	24
Amortization of debt issuance costs and beneficial conversion feature	—	122
Stock-based compensation	347	708
Warrants issued in lieu of cash as compensation for services	8	9
Change in fair value of derivative liabilities	(57)	—
Change in assets and liabilities:
Accounts receivable	592	(118)
Inventory	(290)	60
Other assets	8	(44)
Operating lease right-of-use assets	106	—
Accounts payable	(127)	(67)
Deferred revenue	(142)	(464)
Accrued expense	473	389
Contract costs	(29)	—
Pension obligation	52	14
Total adjustments	977	633
Net cash used in operating activities	(5,183)	(5,236)

Cash flows from investing activities
Purchase of property and equipment	(8)	(7)
Net cash used in investing activities	(8)	(7)

Cash flows from financing activities
Proceeds from issuance of Common Stock, net of financing costs	6,095	—
Dividends paid	(25)	(25)
Proceeds from exercised stock options	166	149
Net cash provided by financing activities	6,236	124

Effect of exchange rate changes on cash and cash equivalents	(5)	15
Net increase (decrease) in cash and cash equivalents	1,040	(5,104)

Cash and cash equivalents at beginning of period	5,694	7,317

Cash and cash equivalents at end of period	$6,734	$2,213

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature on convertible related party lines of credit	$—	$21
Stock dividends on Series A Convertible Preferred Stock	$1,794	$1,464
Stock dividends on Series C Convertible Redeemable Preferred Stock	$479	$—
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$370	$—
Recognition of operating lease right-of-use assets from adoption of ASC 842	$2,265	$—
Recognition of lease liabilities from adoption of ASC 842	$(2,280)	$—
Conversion of Convertible Preferred Stock into Common Stock	$—	$4

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

Recent Developments

In May 2019, the Company completed a registered direct offering of 5,954,545 shares of its common stock, $0.01 par value (“Common Stock”) at a price of $1.10 per share, resulting in gross proceeds to the Company of approximately $6,550,000. Net proceeds to the Company were approximately $6,095,000 after recognition of offering expenses.

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

Going Concern

At June 30, 2019, we had positive working capital of approximately $3,482,000. Our principal sources of liquidity at June 30, 2019 consisted of approximately $6,734,000 of cash and cash equivalents.

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, or any other future periods.

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

The adoption of ASC 606 as of January 1, 2018 resulted in a cumulative positive adjustment to beginning accumulated deficit and accounts receivable of approximately $96,000. The following table sets forth our disaggregated revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenue	2019	2018	2019	2018
(dollars in thousands)

Software and royalties	$122	$871	$234	$955
Hardware and consumables	27	122	38	122
Services	11	189	166	202
Maintenance	652	703	1,305	1,322
Total revenue	$812	$1,885	$1,743	$2,601

Customer Concentration

For the three months ended June 30, 2019, one customer accounted for approximately 27% or $216,000 of our total revenue and had trade receivables at June 30, 2019 of $0.  For the six months ended June 30, 2019, two customers accounted for approximately 41% or $717,000 of our total revenue and had trade receivables at June 30, 2019 of $161,000.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted loss per share:
Net loss	$(2,548)	$(2,284)	$(6,160)	$(5,869)
Preferred dividends and preferred stock discount accretion	(1,374)	(720)	(2,668)	(1,489)

Net loss available to common shareholders	$(3,922)	$(3,004)	$(8,828)	$(7,358)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	103,431,623	95,161,570	100,928,835	94,749,904

Net loss	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Preferred dividends and preferred stock discount accretion	(0.01)	(0.01)	(0.03)	(0.02)

Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.03)	$(0.09)	$(0.08)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive Securities	Three and Six Months Ended June 30,
	2019	2018

Related party lines of credit	—	5,432,579
Convertible redeemable preferred stock	42,626,028	26,629,507
Stock options	7,232,346	7,341,093
Warrants	1,813,856	270,000
Total potential dilutive securities	51,672,230	39,673,179

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $319,000 as of June 30, 2019 were comprised of work in process of $312,000 representing direct labor costs on in-process projects and finished goods of $7,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $29,000 as of December 31, 2018 were comprised of work in process of $21,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $76,000 and $82,000 as of June 30, 2019 and December 31, 2018, respectively, which includes accumulated amortization of $583,000 and $577,000 as of June 30, 2019 and December 31, 2018, respectively. Amortization expense for patent intangible assets was $3,000 and $6,000 for the three and six months ended June 30, 2019 and 2018. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 7.00 years. There was no impairment of the Company’s intangible assets during the three and six months ended June 30, 2019 and 2018.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2019 (six months)	$6
2020	12
2021	12
2022	12
2023	12
Thereafter	22
Totals	$76

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management, which at June 30, 2019, had a negative carrying amount of approximately $2,972,000. Based on the results of the Company’s impairment testing, the Company determined that its goodwill was not impaired as of June 30, 2019 and December 31, 2018.

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

For the three and six months ended June 30, 2019 the Company recorded approximately $182,000 and $349,000, respectively, in lease expense using the straight-line method. Lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of June 30, 2019 is 4.95 years. Cash payments under operating leases aggregated approximately $122,000 and $243,000 for the three and six months ended June 30, 2019, respectively, and are included in operating cash flows.

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

At June 30, 2019, future minimum undiscounted lease payments are as follows:

($ in thousands)
2019 (six months)	$254
2020	649
2021	642
2022	652
2023	425
Thereafter	519
Total	3,141
Short-term leases not included in lease liability	(6)
Present Value effect on future minimum undiscounted lease payments at June 30, 2019	(954)
Lease liability at June 30, 2019	$2,181

NOTE 6.  MEZZANINE EQUITY

Series C Convertible Redeemable Preferred Stock

On September 10, 2018, the Company filed the Certificate of Designations, Preferences, and Rights of Series C Convertible Redeemable Preferred Stock (the “Series C COD”) with the Delaware Secretary of State, designating 1,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series C Preferred, each share with a stated value of $10,000 per share (the “Stated Value”). Shares of Series C Preferred accrue dividends cumulatively and are payable quarterly at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of Common Stock. Each share of Series C Preferred has a liquidation preference equal to the greater of (i) the Stated Value plus all accrued and unpaid dividends, and (ii) such amount per share as would have been payable had each share been converted into Common Stock immediately prior to the occurrence of a Liquidation Event or Deemed Liquidation Event. Each share of Series C Preferred is convertible into that number of shares of the Company’s Common Stock (“Conversion Shares”) equal to the Stated Value, divided by $1.00, which conversion rate is subject to adjustment in accordance with the terms of the Series C COD. Holders of Series C Preferred may elect to convert shares of Series C Preferred into Conversion Shares at any time. Holders of the Series C Preferred may also require the Company to redeem all or any portion of such holder’s shares of Series C Preferred at any time from and after the third anniversary of the issuance date or in the event of the consummation of a Change of Control (as such term is defined in the Series C COD). Subject to the terms and conditions set forth in the Series C COD, in the event the volume-weighted average price of the Company’s Common Stock is at least $3.00 per share (subject to adjustment in accordance with the terms of the Series C COD) for at least 20 consecutive trading days, the Company may convert all, but not less than all, issued and outstanding shares of Series C Preferred into Conversion Shares. In addition, in the event of a Change of Control, the Company will have the option to redeem all, but not less than all, issued and outstanding shares of Series C Preferred for 115% of the Liquidation Preference Amount per share. Holders of Series C Preferred will have the right to vote, on an as-converted basis, with the holders of the Company’s Common Stock on any matter presented to the Company’s stockholders for their action or consideration. Shares of Series C Preferred rank senior to the Company’s Common Stock and Series A Preferred, and junior to the Company’s Series B Preferred.

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

The Company had 1,000 shares of Series C Preferred outstanding as of June 30, 2019 and December 31, 2018. The Company issued the holders of Series C Preferred 157,945 and 266,793 shares of Common Stock on March 31, 2019 and June 30, 2019, respectively, as payment of dividends due on these dates.

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

For the three and six months ended June 30, 2019, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $184,000 and $370,000, respectively, using the effective interest rate method. There was no Series C Preferred outstanding at any time during the three and six months ended June 30, 2018.

The Company reflected the following in Mezzanine Equity for the Series C Preferred Stock as of December 31, 2018 and June 30, 2019:

	Series C
	Convertible,
	Redeemable
	Preferred
(amounts in thousands, except share amounts)	Shares	Amount	Total

Total Series C Preferred Stock as of December 31, 2018	1,000	$8,156	$8,156

Accretion of discount – deemed dividend for the three months ended March 31, 2019	—	186	186

Total Series C Preferred Stock as of March 31, 2019	1,000	8,342	8,342

Accretion of discount – deemed dividend for the three months ended June 30, 2019	—	184	184

Total Series C Preferred Stock as of June 30, 2019	1,000	$8,526	$8,526

NOTE 7.  DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging.” Under the provisions of ASC 815, the Company identified embedded features within the Series C Preferred host contract that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s condensed consolidated balance sheet under the caption “Derivative liabilities.” The Company revalued these features at each balance sheet date and has recorded any change in fair value in the determination of period net income or loss. Such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2019, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately 481,000 and $57,000, respectively. See Note 9 to these condensed consolidated financial statements for a reconciliation of amounts recorded at June 30, 2019.

NOTE 8.  EQUITY

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock.” The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series A Convertible Preferred Stock

The Company had 37,467 shares of Series A Preferred outstanding as of June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, the Company had cumulative undeclared dividends of $0. The Company issued the holders of Series A Preferred 591,803 and 999,633 shares of Common Stock on March 31, 2019 and June 30, 2019, respectively, as payment of dividends due on these dates.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Preferred stock, par value $0.01 per share (“Series B Preferred”), outstanding as of June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, the Company had cumulative undeclared dividends of approximately $8,000. There were no conversions of Series B Preferred into Common Stock during the three and six months ended June 30, 2019 and 2018.

Common Stock

 The following table summarizes Common Stock activity for the six months ended June 30, 2019:

Common Stock
Shares outstanding at December 31, 2018	98,223,632
Shares issued as payment of stock dividend on Series A Preferred	1,591,436
Shares issued as payment of stock dividend on Series C Preferred	424,738
Shares issued pursuant to option exercises	351,334
Shares issued for cash	5,954,545
Shares outstanding at June 30, 2019	106,545,685

In May 2019, the Company completed a registered direct offering of 5,954,545 shares of its Common Stock at a price of $1.10 per share, resulting in gross proceeds to the Company of approximately $6,550,000. Net proceeds to the Company were approximately $6,095,000 after recognition of offering expenses. The Company intends to use the net proceeds received from the sale of the Common Stock for general corporate purposes.

The shares of Common Stock described above were offered by the Company pursuant to a shelf registration statement filed with the SEC on June 28, 2018 and declared effective on July 10, 2018.

During the six months ended June 30, 2019, the Company issued 351,334 shares of its Common Stock pursuant to the exercise of stock options, resulting in proceeds to the Company of approximately $166,000.

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2018	1,813,856	$0.19
Granted	—	—
Expired/Canceled	—	—
Exercised	—	—
Balance at June 30, 2019	1,813,856	$0.19

As of June 30, 2019, warrants to purchase 1,813,856 shares of Common Stock at exercise prices ranging from $0.01 to $1.46 were outstanding. All warrants are exercisable as of June 30, 2019 except for an aggregate of 1,643,856 warrants, which become exercisable only upon the attainment of specified events. Such warrants expire at various dates through September 2028. The intrinsic value of warrants outstanding at June 30, 2019 was approximately $20,000. The Company has excluded from this computation any intrinsic value of the 1,493,856 warrants issued to the Series A Preferred stockholders due to such warrants becoming exercisable only upon conversion of Series A Preferred into shares of Common Stock.

Stock-Based Compensation

The Company’s 1999 Stock Award Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of the Company’s Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at June 30, 2019 was 374,245.

The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital. Stock-based compensation expense related to equity options was approximately $181,000 and $347,000 for the three and six months ended June 30, 2019, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the six months ended June 30, 2019 and 2018 ranged from 57% to 84%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the six months ended June 30, 2019 and 2018 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. The interest rate used in the Company’s Black-Scholes calculations for the six months ended June 30, 2019 and 2018 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2018	7,227,248	$1.34
Granted	595,000	$0.96
Expired/Cancelled	(238,568)	$1.57
Exercised	(351,334)	$0.47
Balance at June 30, 2019	7,232,346	$1.34

The intrinsic value of options exercisable at June 30, 2019 was approximately $124,000. The aggregate intrinsic value for all options outstanding as of June 30, 2019 was approximately $144,000. The weighted-average grant-date per share fair value of options granted during the six months ended June 30, 2019 was $0.52. The weighted-average grant-date per share fair value of options granted during the six months ended June 30, 2018 was $0.97. At June 30, 2019, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $925,000, which will be recognized over a weighted-average period of 2.0 years.

Stock-based compensation related to equity options, including options granted to certain members of the Company’s Board of Directors, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$4	$5	$7	$11
General and administrative	97	246	190	462
Sales and marketing	42	63	81	123
Research and development	38	58	69	112

Total	$181	$372	$347	$708

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

	Fair Value at June 30, 2019
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,721	$—	$—	$1,721
Totals	$1,721	$—	$—	$1,721
Liabilities:
Derivative liabilities	$1,008	$—	$—	$1,008
Totals	$1,008	$—	$—	$1,008

	Fair Value at December 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,733	$—	$—	$1,733
Totals	$1,733	$—	$—	$1,733
Liabilities:
Derivative liabilities	$1,065	$—	$—	$1,065
Totals	$1,065	$—	$—	$1,065

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

The Series C Preferred host instrument (issued in September 2018) had embedded features contained in the host instrument that qualified for derivative liability treatment.  The recorded fair market value of these features at June 30, 2019 and December 31, 2018 was approximately $1,008,000 and $1,065,000, respectively which is reflected as a current liability in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. The fair value of the Company’s derivative liabilities is classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses the lattice framework, Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities.

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

A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended June 30, 2019:

($ in thousands)	Pension Assets

Balance at March 31, 2019	$1,699
Return on plan assets	15
Company contributions and benefits paid, net	(19)
Effect of rate changes	26
Balance at June 30, 2019	$1,721

A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the six months ended June 30, 2019:

($ in thousands)	Pension Assets

Balance at December 31, 2018	$1,733
Return on plan assets	30
Company contributions and benefits paid, net	(30)
Effect of rate changes	(12)
Balance at June 30, 2019	$1,721

A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended June 30, 2018:

($ in thousands)	Pension Assets

Balance at March 31, 2018	$1,852
Return on plan assets	21
Company contributions and benefits paid, net	(3)
Effect of rate changes	(116)
Balance at June 30, 2018	$1,754

A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the six months ended June 30, 2018:

($ in thousands)	Pension Assets

Balance at December 31, 2017	$1,806
Return on plan assets	32
Company contributions and benefits paid, net	(24)
Effect of rate changes	(60)
Balance at June 30, 2018	$1,754

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended June 30, 2019:

($ in thousands)	Derivative Liabilities

Balance at March 31, 2019	$1,489
Change in fair value included in earnings	(481)
Balance at June 30, 2019	$1,008

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the six months ended June 30, 2019:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2018	$1,065
Change in fair value included in earnings	(57)
Balance at June 30, 2019	$1,008

There were no derivative liabilities at either December 31, 2017 or at any time during the six months ended June 30, 2018. The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.

NOTE 10.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company entered into a professional services agreement with a firm whose managing director is also a member of the Company’s Board of Directors. During the first quarter of the fiscal year ended December 31, 2019, the Company recorded and paid the remaining one-half of the aggregate fee of $50,000 related to this professional services agreement.

During the six months ended June 30, 2018, the Company had Convertible Lines of Credit outstanding with two members of the Company’s Board of Directors. At June 30, 2018, aggregate borrowing under the Lines of Credit were approximately $5,871,000 net of discount. Such Lines of Credit and all accrued unpaid interest were converted into shares of the Company’s Series A Preferred Stock in September 2018, at which time the Lines of Credit were deemed satisfied in full and terminated.

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

Recent Developments

 In May 2019, the Company completed a registered direct offering of 5,954,545 shares of its Common Stock at a price of $1.10 per share, resulting in gross proceeds to the Company of approximately $6,550,000. Net proceeds to the Company were approximately $6,095,000 after recognition of offering expenses.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Other than the adoption of ASC 842 “Leases” management believes there have been no material changes during the six months ended June 30, 2019 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 2 “Significant Accounting Policies and Basis of Presentation” and Note 5 “Leases” for a detailed discussion of this critical accounting policy.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
Net Product Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$122	$871	$(749)	(86)%
Percentage of total net product revenue	76%	74%
Hardware and consumables	$27	$122	$(95)	(78)%
Percentage of total net product revenue	17%	10%
Services	$11	$189	$(178)	(94)%
Percentage of total net product revenue	7%	16%
Total net product revenue	$160	$1,182	$(1,022)	(86)%

Software and royalty revenue decreased 86% or approximately $749,000 during the three months ended June 30, 2019 as compared to the corresponding period in 2018. This decrease is attributable to lower identification project related revenue of approximately $663,000, lower law enforcement project related revenue of approximately $81,000, lower royalty revenue of approximately $19,000 offset by higher sales of boxed identity management software sold through our distribution channel of approximately $14,000. The decrease in identification project related revenue is reflective of additional software licenses sold into existing identification projects caused by increased end-user utilization during the three months ended June 30, 2018. The decrease in royalty revenue results primarily from lower reported usage from certain customers and the decrease in our law enforcement project revenue resulted from a decrease in the timing of procurement by our law enforcement customers. The increase in boxed identity management software sold through our distribution channel reflects higher procurement from international customers.

Revenue from the sale of hardware and consumables decreased approximately $95,000 during the three months ended June 30, 2019 as compared to the corresponding period in 2018 due to a decrease in project related solutions containing hardware and consumables.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $178,000 during the three months ended June 30, 2019 as compared to the corresponding period of 2018 due to a decrease in the service element of project related work completed during the three months ended June 30, 2019.

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

During the three months ended June 30, 2019, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to these markets is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the second quarter we saw additional customers implement GoVerify ID®, our cloud based mobile biometric authentication software as a service. Management believes that additional implementations will occur throughout the remainder of the year ended December 31, 2019, resulting in increased identities under management.

	Three Months Ended June 30,
Maintenance Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$652	$703	$(51)	(7)%

Maintenance revenue was approximately $652,000 for the three months ended June 30, 2019, as compared to approximately $703,000 for the corresponding period in 2018. Identity management maintenance revenue generated from identification software solutions was approximately $328,000 for the three months ended June 30, 2019 as compared to approximately $381,000 during the comparable period in 2018. Law enforcement maintenance revenue was approximately $324,000 and $322,000 for the three months ended June 30, 2019 and 2018, respectively. The decrease of $53,000 in identification software maintenance revenue for the three months ended June 30, 2019 as compared to the corresponding period of 2018 is reflective of the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Three Months Ended June 30,
Cost of Product Revenue:	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$16	$2	$14	700%
Percentage of software and royalty product revenue	13%	0%
Hardware and consumables	$15	$77	$(62)	(81)%
Percentage of hardware and consumables product revenue	56%	63%
Services	$3	$60	$(57)	(95)%
Percentage of services product revenue	27%	32%
Total product cost of revenue	$34	$139	$(105)	(76)%
Percentage of total product revenue	21%	12%

The cost of software and royalty product revenue increased approximately $14,000 for the three months ended June 30, 2019 as compared to the corresponding period in 2018 despite lower software and royalty product revenue of approximately $749,000. This increase during the 2019 period as compared to the comparable 2018 period reflects the 2018 period containing third-party software revenue with extremely minimal third-party software costs whereas the 2019 period did not contain similar revenues with related costs.

The cost of hardware and consumables revenue decreased approximately $62,000 during the three months ended June 30, 2019 as compared to the corresponding period in 2018 results from lower hardware and consumables revenue of approximately $95,000 due to a decrease in project related solutions containing hardware and consumables components.

The cost of services revenue decreased approximately $57,000 during the three months ended June 30, 2019 as compared to the corresponding period in 2018 due to lower service revenue of approximately $178,000. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance cost of revenue	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Total maintenance cost of revenue	$106	$167	$(61)	(37)%
Percentage of total maintenance revenue	16%	24%

 Cost of maintenance revenue decreased approximately $61,000 during the three months ended June 30, 2019 as compared to the corresponding period in 2018. This decrease is reflective of lower maintenance labor costs incurred during the three months ended June 30, 2019 as compared to the corresponding period in 2018 due primarily to the composition of engineering resources used in the provision of maintenance services combined with reductions in headcount in our customer support department.

	Three Months Ended June 30,
Product gross profit	2019	2018	$ Change	% Change
(dollars in thousands)
Software and royalties	$106	$869	$(763)	(88)%
Percentage of software and royalty product revenue	87%	100%
Hardware and consumables	$12	$45	$(33)	(73)%
Percentage of hardware and consumables product revenue	44%	37%
Services	$8	$129	$(121)	(94)%
Percentage of services product revenue	73%	68%
Total product gross profit	$126	$1,043	$(917)	(88)%
Percentage of total product revenue	79%	88%

Software and royalty gross profit decreased approximately $763,000 for the three months ended June 30, 2019 from the corresponding period in 2018 due primarily to lower software and royalty revenue of approximately $749,000 combined with higher software and royalty cost of revenue of $14,000 for the same period. This increase in software and royalty cost of revenue despite lower software and royalty revenue during the 2019 period as compared to the comparable 2018 period reflects the 2018 period containing third-party software revenue with extremely minimal third-party software costs whereas the 2019 period did not contain similar revenues with related costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumable gross profit decreased approximately $33,000 for the three months ended June 30, 2019 from the corresponding period in 2018 due primarily to lower hardware and consumable revenue of approximately $95,000 combined with lower cost of hardware and consumable revenue of approximately $62,000. These decreases result from a decrease in project related solutions containing hardware and consumable components.

Services gross profit decreased approximately $121,000 for the three months ended June 30, 2019 as compared to the corresponding period in 2018 due to lower service revenue of approximately $178,000 combined with lower service cost of revenue of $57,000 for the three months ended June 30, 2019 as compared to the corresponding period in 2018.

Maintenance gross profit	Three Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change

Total maintenance gross profit	$546	$536	$10	2%
Percentage of total maintenance revenue	84%	76%

Gross profit related to maintenance revenue increased 2% or approximately $10,000 for the three months ended June 30, 2019 as compared to the corresponding period in 2018. This increase reflects lower maintenance revenue of approximately $51,000 combined with lower cost of maintenance revenue of approximately $61,000 due primarily to headcount reductions combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services. Services gross profit can change due to revenue level fluctuations and from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

	Three Months Ended June 30,
Operating expense	2019	2018	$ Change	% Change
(dollars in thousands)

General and administrative	$894	$970	$(76)	(8)%
Percentage of total net revenue	110%	51%
Sales and marketing	$934	$816	$118	14%
Percentage of total net revenue	115%	43%
Research and development	$1,840	$1,865	$(25)	(1)%
Percentage of total net revenue	227%	99%
Depreciation and amortization	$17	$11	$6	55%
Percentage of total net revenue	2%	1%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar decrease of approximately $76,000 during the three months ended June 30, 2019 as compared to the corresponding period in 2018 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $5,000 due to headcount reductions.

●
Decrease in professional services of approximately $32,000, which includes lower Board of Director fees of approximately $98,000, lower financing related expenses of approximately $33,000, lower legal fees of approximately $2,000 offset by higher patent-related fees of approximately $21,000, higher investor relations fees of approximately $23,000, higher general corporate expense of approximately $2,000, higher audit fees of approximately $26,000 and higher contract service expense of approximately $29,000;

●
Increase in travel, insurances, licenses, dues and other costs of approximately $24,000;

●
Decrease in rent and office related costs of approximately $12,000; and

●
Decrease in stock-based compensation expense of approximately $51,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $118,000 during the three months ended June 30, 2019 as compared to the corresponding period in 2018 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $76,000, driven primarily by headcount increases;

●
Increase in contractor and contract services of approximately $28,000 resulting from increased utilization of certain sales consultants of approximately $20,000, higher contract service expense of approximately $36,000 offset by lower marketing dues and subscription expense of approximately $28,000;

●
Increase in travel, trade show expense and office related expense of approximately $22,000;

●
Decrease in stock-based compensation expense of approximately $21,000; and

●
Increase in our Mexico sales office expense and other of approximately $13,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $25,000 for the three months ended June 30, 2019 as compared to the corresponding period in 2018 due primarily to the following major components:

●
Decrease in personnel related expense of approximately $61,000 driven primarily by the capitalization to work-in-process inventory of approximately $125,000 offset by the effect of headcount increases of approximately $64,000;

●
Increase in contractor fees and contract services of approximately $40,000 for services related to the development of mobile identity management applications;

●
Decrease in stock based-compensation expense of approximately $20,000; and

●
Increase in office related expense and engineering tools, supplies and other of approximately $16,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended June 30, 2019 and 2018, depreciation and amortization expense was approximately $17,000 and $11,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The increase is reflective of certain furniture and leasehold improvement asset additions in the fourth quarter of 2018.

Interest Expense (Income), Net

For the three months ended June 30, 2019, we recognized interest expense of approximately $0 and interest income of approximately $31,000. For the three months ended June 30, 2018, we recognized interest expense of approximately $197,000 and interest income of approximately $13,000. The decrease in interest expense of approximately $197,000 for the three months ended June 30, 2019 reflects the conversion of all amounts outstanding under the Company’s related-party lines of credit into shares of Series A Preferred stock in September 2018.

   Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2019, we recognized approximately $481,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
Net Product Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$234	$955	$(721)	(75)%
Percentage of total net product revenue	53%	74%
Hardware and consumables	$38	$122	$(84)	(68)%
Percentage of total net product revenue	9%	10%
Services	$166	$202	$(36)	(18)%
Percentage of total net product revenue	38%	16%
Total net product revenue	$438	$1,279	$(841)	(66)%

Software and royalty revenue decreased 75% or approximately $721,000 during the six months ended June 30, 2019 as compared to the corresponding period in 2018. This decrease is attributable to lower identification project related revenue of approximately $635,000, lower law enforcement project related revenue of approximately $77,000, lower royalty revenue of approximately $29,000 offset by higher sales of boxed identity management software sold through our distribution channel of approximately $20,000. The decrease in identification project related revenue is reflective of additional software licenses sold into existing identification projects caused by increased end-user utilization during the six months ended June 30, 2018. The decrease in royalty revenue results primarily from lower reported usage from certain customers and the decrease in our law enforcement project revenue resulted from a decrease in the timing of procurement by our law enforcement customers. The increase in boxed identity management software sold through our distribution channel reflects higher procurement from international customers.

Revenue from the sale of hardware and consumables decreased approximately $84,000 during the six months ended June 30, 2019 as compared to the corresponding period in 2018 due to a decrease in project related solutions containing hardware and consumables and a decrease in replacement hardware procurement by our customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $36,000 during the six months ended June 30, 2019 as compared to the corresponding period of 2018 due to a decrease in the service element of project related work completed during the six months ended June 30, 2019.

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

During the six months ended June 30, 2019, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to these markets is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the second quarter we saw additional customers implement GoVerify ID®, our cloud based mobile biometric authentication software as a service. Management believes that additional implementations will occur throughout the remainder of the year ended December 31, 2019, resulting in increased identities under management.

	Six Months Ended June 30,
Maintenance Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$1,305	$1,322	$(17)	(1)%

Maintenance revenue was approximately $1,305,000 for the six months ended June 30, 2019, as compared to approximately $1,322,000 for the corresponding period in 2018. Identity management maintenance revenue generated from identification software solutions was approximately $656,000 for the six months ended June 30, 2019 as compared to approximately $675,000 during the comparable period in 2018. Law enforcement maintenance revenue was approximately $649,000 and $647,000 for the six months ended June 30, 2019 and 2018, respectively. The decrease of $19,000 in identification software maintenance revenue for the six months ended June 30, 2019 as compared to the corresponding period of 2018 is reflective of the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Six Months Ended June 30,
Cost of Product Revenue:	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$16	$8	$8	100%
Percentage of software and royalty product revenue	7%	1%
Hardware and consumables	$23	$82	$(59)	(72)%
Percentage of hardware and consumables product revenue	61%	67%
Services	$78	$75	$3	4%
Percentage of services product revenue	47%	37%
Total product cost of revenue	$117	$165	$(48)	(29)%
Percentage of total product revenue	27%	13%

The cost of software and royalty product revenue increased approximately $8,000 despite lower software and royalty revenue for the six months ended June 30, 2019 as compared to the corresponding period in 2018 due to the 2019 period containing certain third-party software license costs and the 2018 period containing significant software license revenue with minimal third-party license costs and minimal associated customization costs.

The cost of hardware and consumable product revenue decreased approximately $59,000 for the six months ended June 30, 2019 as compared to the corresponding period in 2018 due primarily to lower hardware and consumable product revenue of approximately $84,000 during the 2019 period.

The cost of services revenue increased approximately $3,000 during the six months ended June 30, 2019 as compared to the corresponding period in 2018 despite lower service revenue of approximately $36,000 due to the 2019 period containing a higher level and complexity of services resource utilization. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance cost of revenue	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Total maintenance cost of revenue	$226	$390	(164)	(42)%
Percentage of total maintenance revenue	17%	30%

 Cost of maintenance revenue decreased approximately $164,000 during the six months ended June 30, 2019 as compared to the corresponding period in 2018. This decrease is reflective of lower maintenance labor costs incurred during the six months ended June 30, 2019 as compared to the corresponding period in 2018 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

	Six Months Ended June 30,
Product gross profit	2019	2018	$ Change	% Change
(dollars in thousands)
Software and royalties	$218	$947	$(729)	(77)%
Percentage of software and royalty product revenue	93%	99%
Hardware and consumables	$15	$40	$(25)	(63)%
Percentage of hardware and consumables product revenue	40%	33%
Services	$88	$127	$(39)	31%
Percentage of services product revenue	53%	63%
Total product gross profit	$321	$1,114	$(793)	(71)%
Percentage of total product revenue	73%	87%

Software and royalty gross profit decreased 77% or approximately $729,000 for the six months ended June 30, 2019 from the corresponding period in 2018 due primarily to lower software and royalty revenue of approximately $721,000 combined with higher software and royalty cost of revenue of $8,000 for the same period. This increase in software and royalty cost of revenue despite lower software and royalty revenue during the 2019 period as compared to the comparable 2018 period reflects the 2018 period containing software revenue with extremely minimal third-party software costs and minimal associated software customization costs whereas the 2019 period did not contain similar revenues with related costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third -party software license content included in product sales during a given period.

Hardware and consumable gross profit decreased approximately $25,000 for the six months ended June 30, 2019 from the corresponding period in 2018 due primarily to lower hardware and consumable revenue of approximately $84,000 combined with lower cost of hardware and consumable revenue of approximately $59,000. These decreases result from a decrease in project related solutions containing hardware and consumable components.

Services gross profit decreased approximately $39,000 for the six months ended June 30, 2019 as compared to the corresponding period in 2018 due to lower service revenue of approximately $36,000 for the six months ended June 30, 2019 as compared to the corresponding period in 2018 combined with higher costs of service revenue of approximately $3,000 for the six months ended June 30, 2019 as compared to the corresponding period in 2018. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance gross profit	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change

Total maintenance gross profit	$1,079	$932	$147	16%
Percentage of total maintenance revenue	83%	70%

Gross profit related to maintenance revenue increased 16% or approximately $147,000 for the six months ended June 30, 2019 as compared to the corresponding period in 2018. This increase reflects lower maintenance revenue of approximately $17,000 due to the timing of maintenance revenue recognition combined with lower cost of maintenance revenue of approximately $164,000 due to headcount reductions in our customer service department combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

	Six Months Ended June 30,
Operating expense	2019	2018	$ Change	% Change
(dollars in thousands)

General and administrative	$2,001	$2,141	$(140)	(7)%
Percentage of total net revenue	115%	82%
Sales and marketing	$1,939	$1,680	$259	15%
Percentage of total net revenue	111%	65%
Research and development	$3,614	$3,664	$(50)	(1)%
Percentage of total net revenue	207%	141%
Depreciation and amortization	$36	$24	$12	50%
Percentage of total net revenue	2%	1%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar decrease of approximately $140,000 during the six months ended June 30, 2019 as compared to the corresponding period in 2018 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $6,000 due to reductions in headcount;

●
Increases in professional services of approximately $19,000, which includes lower Board of Director fees of approximately $88,000, lower auditing fees of approximately $49,000, lower general corporate expense of approximately $10,000, lower legal fees of approximately $3,000 offset by higher patent-related fees of approximately $26,000, higher contractor fees of approximately $11,000, higher investor relations fees of approximately $47,000 and higher contract service expense of approximately $85,000;

●
Decrease in travel, insurances, licenses, dues, rent, office related costs and other of approximately $8,000;

●
Decrease in financing expense of approximately $33,000; and

●
Decrease in stock-based compensation expense related to options and warrants of approximately $112,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $259,000 during the six months ended June 30, 2019 as compared to the corresponding period in 2018 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $119,000 driven primarily by headcount increases;

●
Increase in contractor and contract services of approximately $99,000 resulting from increased utilization of certain sales consultants of approximately $8,000, higher contract service expense of approximately $99,000 offset by lower marketing dues and subscription expense of approximately $8,000;

●
Increase in travel, trade show expense and office related expense of approximately $58,000;

●
Decrease in stock-based compensation expense of approximately $42,000 ; and

●
Increase in our Mexico sales office expense and other of approximately $25,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $50,000 for the six months ended June 30, 2019 as compared to the corresponding period in 2018 due primarily to the following major components:

●
Increase in personnel related expense of approximately $68,000 which is comprise of higher personnel costs of approximately $258,000 driven primarily by headcount increases offset by approximately $190,000 in capitalized labor into work in process inventory related in in-process projects;

●
Decrease in contractor fees and contract services of approximately $81,000 for services related to the accelerated development of mobile identity management applications;

●
Decrease in stock based-compensation expense of approximately $43,000 ; and

●
Increase in rent, office related expense and engineering tools and supplies of approximately $6,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the six months ended June 30, 2019 and 2018, depreciation and amortization expense was approximately $36,000 and $24,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The increase is reflective of certain furniture and leasehold improvement asset additions in the fourth quarter of 2018.

Interest Expense, Net

For the six months ended June 30, 2019, we recognized interest expense of approximately $0 and interest income of approximately $53,000. For the six months ended June 30, 2018, we recognized interest expense of approximately $386,000 and interest income of approximately $30,000. The decrease in interest expense of approximately $386,000 for the six months ended June 30, 2019 reflects the conversion of all amounts outstanding under the Company’s related-party lines of credit into shares of Series A Preferred stock in September 2018.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2019, we recognized approximately $57,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for six months ended June 30, 2019.

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

In May 2019, the Company completed a registered direct offering of 5,954,545 shares of its Common Stock at a price of $1.10 per share, resulting in gross proceeds to the Company of approximately $6,550,000. Net proceeds to the Company were approximately $6,095,000 after payment of financing related expense.

Going Concern

Our principal sources of liquidity at June 30, 2019 consisted of approximately $6,734,000 of cash and cash equivalents. At June 30, 2019, we had positive working capital of approximately $3,482,000.

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

Operating Activities

We used net cash of $5,183,000 in operating activities for the six months ended June 30, 2019 as compared to net cash used of $5,236,000 during the comparable period in 2018. During the six months ended June 30, 2019, net cash used in operating activities consisted of net loss of $6,160,000 and an increase in working capital and other assets and liabilities of $643,000. Those amounts were offset by approximately $334,000 of non-cash costs, including $355,000 in stock-based compensation, $36,000 in depreciation and amortization offset by $57,000 in the change in fair value of derivative liabilities. During the six months ended June 30, 2019, we generated cash of $416,000 from decreases in current assets and generated cash of $226,000 through increases in current liabilities and deferred revenue, excluding debt.

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

Investing Activities

Net cash used in investing activities was $8,000 for the six months ended June 30, 2019 as compared to net cash used in investing activities of $7,000 for the six months ended June 30, 2018. For the six months ended June 30, 2019, we used cash of $8,000 to fund capital expenditures of software. For the six months ended June 30, 2018, we used cash of $7,000 to fund capital expenditures of computer equipment.

Financing Activities

Cash generated from financing activities was approximately $6,236,000 for the six months ended June 30, 2019 as compared to approximately $124,000 for the comparable period in 2018. During the six months ended June 30, 2019, we generated cash of approximately $166,000 from the exercise of 351,334 stock options resulting, in the issuance of 351,334 shares of our Common Stock, generated cash of $6,550,000 from the sale of 5,954,545 shares of Common Stock offset by financing transaction cost of $455,000 and used cash of approximately $25,000 for the payment of dividends on our Series B Preferred Stock.

For the six months ended June 30, 2018, we generated cash of approximately $149,000 from the exercise of 148,757 stock options, resulting in the issuance of 148,757 shares of our Common Stock and used cash of $25,000 for the payment of dividends on our Series B Preferred Stock.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on March 28, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 14, 2019, there have been no material changes to the disclosures made in the above referenced Annual Report on Form 10-K.

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

Date: August 14, 2019	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller, Jr.
S. James Miller, Jr. Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: August 14, 2019	By: /s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)