Form 10-Q
period 2019-09-30
IMAGEWARE SYSTEMS INC
filed 2019-11-12
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

The number of shares of common stock, par value $0.01 per share, outstanding on November 4, 2019 was 108,898,636.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,363	$5,694
Accounts receivable, net of allowance for doubtful accounts of $7 at September 30, 2019 and $0 at December 31, 2018.	566	968
Inventory, net	509	29
Other current assets	337	233
Total Current Assets	5,775	6,924

Property and equipment, net	218	244
Other assets	286	332
Operating lease right-of-use assets	1,991	—
Intangible assets, net of accumulated amortization	73	82
Goodwill	3,416	3,416
Total Assets	$11,759	$10,998

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$525	$678
Deferred revenue	1,989	1,215
Accrued expense	1,347	888
Operating lease liabilities, current portion	294	—
Derivative liabilities	620	1,065
Total Current Liabilities	4,775	3,846

Other long-term liabilities	118	147
Lease liabilities, net of current portion	1,849	—
Pension obligation	1,921	1,876
Total Liabilities	8,663	5,869

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 1,000 shares issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018; liquidation preference $10,000 at September 30, 2019 (unaudited) and December 31, 2018.	8,707	8,156

Shareholders’ Equity (Deficit):
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively; liquidation preference $37,467 at September 30, 2019 (unaudited) and December 31, 2018, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively; liquidation preference $620 and $607 at September 30, 2019 (unaudited) and December 31, 2018, respectively.	2	2
Common Stock, $0.01 par value, 175,000,000 shares authorized; 108,905,340 and 98,230,336 shares issued at September 30, 2019 (unaudited) and December 31, 2018, respectively, and 108,898,636 and 98,223,632 shares outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively.	1,089	981
Additional paid-in capital	193,634	184,130
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,394)	(1,428)
Accumulated deficit	(198,878)	(186,648)
Total Shareholders’ Deficit	(5,611)	(3,027)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$11,759	$10,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product	$155	$78	$592	$1,357
Maintenance	630	658	1,935	1,980
	785	736	2,527	3,337
Cost of revenue:
Product	41	9	158	175
Maintenance	97	151	323	540
Gross profit	647	576	2,046	2,622

Operating expense:
General and administrative	791	958	2,793	3,100
Sales and marketing	985	920	2,924	2,600
Research and development	1,898	1,820	5,511	5,483
Depreciation and amortization	17	10	53	34
	3,691	3,708	11,281	11,217
Loss from operations	(3,044)	(3,132)	(9,235)	(8,595)

Interest expense (income), net	(27)	141	(80)	497
Other expense	—	—	1	—
Change in fair value of derivative liabilities	(388)	186	(445)	186
Other components of net periodic pension expense	35	23	113	72
Loss before income taxes	(2,664)	(3,482)	(8,824)	(9,350)
Income tax expense	1	—	1	1
Net loss	(2,665)	(3,482)	(8,825)	(9,351)
Preferred dividends and preferred stock discount accretion	(1,300)	(949)	(3,968)	(2,437)
Net loss available to common shareholders	$(3,965)	$(4,431)	$(12,793)	$(11,788)

Basic and diluted loss per common share - see Note 3:
Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.05)	$(0.13)	$(0.12)
Basic and diluted weighted-average shares outstanding	106,571,261	95,838,813	102,830,312	95,116,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Net loss	$(2,665)	$(3,482)	$(8,825)	$(9,351)
Other comprehensive income (loss):
Foreign currency translation adjustment	39	4	34	19
Comprehensive loss	$(2,626)	$(3,478)	$(8,791)	$(9,332)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands, except share amounts)
(Unaudited)

	Series A Convertible,		Series B Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	37,467	$-	239,400	$2	98,230,336	$981	6,704	$(64)	$184,130	$(1,428)	$(186,648)	$(3,027)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(186)	-	-	(186)
Issuance of Common Stock pursuant to option exercises	-	-	-	-	286,834	3	-	-	103	-	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	166	-	-	166
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	15	-	15
Dividends on Series A preferred stock, $(23.06)/share	-	-	-	-	591,803	6	-	-	858	-	(864)	-
Divedends on Series C preferred stock, $(230.60)/share	-	-	-	-	157,945	2	-	-	229	-	(231)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,612)	(3,612)
Balance at March 31, 2019	37,467	$-	239,400	$2	99,266,918	$992	6,704	$(64)	$185,300	$(1,413)	$(191,355)	$(6,538)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(184)	-	-	(184)
Issuance of common stock net of financing costs	-	-	-	-	5,954,545	60	-	-	6,035	-	-	6,095
Issuance of Common Stock pursuant to option exercises	-	-	-	-	64,500	1	-	-	59	-	-	60
Stock-based compensation expense	-	-	-	-	-	-	-	-	181	-	-	181
Issuance of common stock warrants as compensation	-	-	-	-	-	-	-	-	8	-	-	8
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(20)	-	(20)
Dividends on Series A preferred stock, $(24.81)/share	-	-	-	-	999,633	9	-	-	921	-	(930)	-
Dividends on Series B preferred stock, $(0.11)/share	-	-	-	-	-	-	-	-	-	-	(26)	(26)
Dividends on Series C preferred stock, $(248.12)/share	-	-	-	-	266,793	3	-	-	245	-	(248)	-

Net loss	-	-	-	-	-	-	-	-	-	-	(2,548)	(2,548)
Balance at June 30, 2019	37,467	$-	239,400	$2	106,552,389	$1,065	6,704	$(64)	$192,565	$(1,433)	$(195,107)	$(2,972)
Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(181)	-	-	(181)
Stock-based compensation expense	-	-	-	-	-	-	-	-	168	-	-	168
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	39	-	39
Dividends on Series A preferred stock, $(23.30)/share	-	-	-	-	1,857,263	19	-	-	854	-	(873)	-
Dividends on Series C preferred stock, $(232.97)/share	-	-	-	-	495,688	5	-	-	228		(233)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,665)	(2,665)
Balance at September 30, 2019	37,467	$-	239,400	$2	108,905,340	$1,089	6,704	$(64)	$193,634	$(1,394)	$(198,878)	$(5,611)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands, except share amounts)
(Unaudited)

	Series A		Series B
	Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	31,021	$-	239,400	$2	94,174,540	$941	6,704	$(64)	$172,414	$(1,664)	$(170,481)	$1,148

Issuance of common stock pursuant to Series A Preferred Stock conversions	(450)	-	-	-	391,304	4	-	-	(4)	-	-	-
Cumulative effect of ASC 606 adoption	-	-	-	-	-	-	-	-	-	-	96	96
Issuance of Common Stock pursuant to option exercises	-	-	-	-	83,169	1	-	-	87	-	-	88
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	12	-	-	12
Stock-based compensation expense	-	-	-	-	-	-	-	-	335	-	-	335
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(27)	-	(27)
Dividends on Series A preferred stock, $(24.47)/share	-	-	-	-	472,562	4	-	-	750	-	(754)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,583)	(3,583)
Balance at March 31, 2018	30,571	$-	239,400	$2	95,121,575	$950	6,704	$(64)	$173,594	$(1,691)	$(174,722)	$(1,931)
Issuance of Common Stock pursuant to option exercises	-	-	-	-	65,588	1	-	-	60	-	-	61
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	9	-	-	9
Stock-based compensation expense	-	-	-	-	-	-	-	-	373	-	-	373
Issuance of Common Stock warrants as compensation	-	-	-	-	-	-	-	-	9	-	-	9
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	42	-	42
Dividends on Series A preferred stock, $(23.13)/share	-	-	-	-	648,696	6	-	-	704	-	(710)	-
Dividends on Series B preferred stock, $(0.11)/share	-	-	-	-	-	-	-	-	-	-	(27)	(27)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,284)	(2,284)
Balance at June 30, 2018	30,571	$-	239,400	$2	95,835,859	$957	6,704	$(64)	$174,749	$(1,649)	$(177,743)	$(3,748)
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	9	-	-	9
Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(11)	-	-	(11)
Related party debt exchange for Series A Preferred Stock	6,896	-	-	-	-	-	-	-	6,802	-	-	6,802
Stock-based compensation expense	-	-	-	-	-	-	-	-	308	-	-	308
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	4	-	4
Modification of preferred stock	-	-	-	-	-	-	-	-	92		(92)	-
Dividends on Series A preferred stock, $(24.67)/share	-	-	-	-	832,835	8	-	-	782	-	(790)	-
Dividends on Series C preferred stock, $(246.15)/share	-	-	-	-	55,736	1	-	-	52	-	(53)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,482)	(3,482)
Balance at September 30, 2018	37,467	$-	239,400	$2	96,724,430	$966	6,704	$(64)	$182,783	$(1,645)	$(182,160)	$(118)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(8,825)	$(9,351)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	53	34
Amortization of debt issuance costs and beneficial conversion feature	—	168
Stock-based compensation	515	1,014
Warrants issued in lieu of cash as compensation for services	9	9
Change in fair value of derivative liabilities	(445)	186
Change in assets and liabilities:
Accounts receivable	402	(46)
Inventory	(479)	64
Other assets	(56)	(343)
Operating lease right-of-use assets	138	—
Accounts payable	(154)	99
Deferred revenue	775	473
Accrued expense	44	502
Contract costs	(29)	—
Pension obligation	45	27
Total adjustments	818	2,187
Net cash used in operating activities	(8,007)	(7,164)

Cash flows from investing activities
Purchase of property and equipment	(19)	(27)
Net cash used in investing activities	(19)	(27)

Cash flows from financing activities
Proceeds from issuance of Common Stock, net of financing costs	6,520	—
Proceeds from issuance of Series C Preferred stock, net of issuance costs	—	8,789
Dividends paid	(26)	(25)
Proceeds from exercised stock options	167	149
Net cash provided by financing activities	6,661	8,913

Effect of exchange rate changes on cash and cash equivalents	34	19
Net increase (decrease) in cash and cash equivalents	(1,331)	1,741

Cash and cash equivalents at beginning of period	5,694	7,317

Cash and cash equivalents at end of period	$4,363	$9,058

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Beneficial conversion feature on convertible related party lines of credit	$—	$30
Stock dividends on Series A Convertible Preferred Stock	$2,667	$2,346
Stock dividends on Series C Convertible Redeemable Preferred Stock	$712	$53
Exchange of related-party indebtedness for Series A Preferred Stock	—	6,802
Recognition of derivative liabilities on preferred stock issuance	—	833
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$551	$11
Recognition of operating lease right-of-use assets from adoption of ASC 842	$2,265	$—
Recognition of lease liabilities from adoption of ASC 842	$(2,280)	$—
Conversion of Convertible Preferred Stock into Common Stock	$—	$4
Accrued financing costs	$425	$-

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

Going Concern

At September 30, 2019, we had positive working capital of approximately $1,000,000. Our principal sources of liquidity at September 30, 2019 consisted of approximately $4,363,000 of cash and cash equivalents.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, or any other future periods.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of derivatives issued with and affected by the Series C Preferred Financing, assumptions used in the application of revenue recognition policies, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

Accounts Receivable

In the normal course of business, the Company extends credit without collateral requirements to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. Accounts receivable are considered delinquent when the due date on the invoice has passed. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the account receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful.

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

The adoption of ASC 606 as of January 1, 2018 resulted in a cumulative positive adjustment to beginning accumulated deficit and accounts receivable of approximately $96,000. The following table sets forth our disaggregated revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenue	2019	2018	2019	2018
(dollars in thousands)

Software and royalties	$73	$61	$306	$1,015
Hardware and consumables	15	7	53	130
Services	67	10	233	212
Maintenance	630	658	1,935	1,980
Total revenue	$785	$736	$2,527	$3,337

Customer Concentration

For the three months ended September 30, 2019, one customer accounted for approximately 28% or $216,000 of our total revenue and had trade receivables at September 30, 2019 of $0.  For the nine months ended September 30, 2019, two customers accounted for approximately 40% or $1,009,000 of our total revenue and had trade receivables at September 30, 2019 of $161,000.

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

FASB ASU No. 2016-13. In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This guidance is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted loss per share:
Net loss	$(2,665)	$(3,482)	$(8,825)	$(9,351)
Preferred dividends and preferred stock discount accretion	(1,300)	(949)	(3,968)	(2,437)

Net loss available to common shareholders	$(3,965)	$(4,431)	$(12,793)	$(11,788)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	106,571,261	95,838,813	102,830,312	95,116,862

Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.05)	$(0.13)	$(0.12)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive Securities	Three and Nine Months Ended September 30,
	2019	2018

Convertible redeemable preferred stock	42,627,000	42,627,000
Stock options	7,199,668	7,318,179
Warrants	1,733,856	1,763,856
Total potential dilutive securities	51,560,524	51,709,035

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $509,000 as of September 30, 2019 were comprised of work in process of $503,000 representing direct labor costs on in-process projects and finished goods of $6,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $29,000 as of December 31, 2018 were comprised of work in process of $21,000 representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $73,000 and $82,000 as of September 30, 2019 and December 31, 2018, respectively, which includes accumulated amortization of $586,000 and $577,000 as of September 30, 2019 and December 31, 2018, respectively. Amortization expense for patent intangible assets was $3,000 and $9,000 for the three and nine months ended September 30, 2019 and 2018. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 6.75 years. There was no impairment of the Company’s intangible assets during the three and nine months ended September 30, 2019 and 2018.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2019 (three months)	$3
2020	12
2021	12
2022	12
2023	12
Thereafter	22
Totals	$73

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management, which at September 30, 2019, had a negative carrying amount of approximately $5,611,000. Based on the results of the Company’s impairment testing, the Company determined that its goodwill was not impaired as of September 30, 2019 and December 31, 2018.

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

The Company’s operating leasing arrangements are summarized below:

●
The Company’s corporate headquarters is located in San Diego, California, where it occupies 8,511 square feet of office space at an average cost of approximately $28,000 per month. This facility’s lease was entered into by the Company in July 2018. This lease commenced on November 1, 2018 and terminates on April 30, 2025.

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $23,000 per month until the expiration of the lease on February 28, 2023; and

●
183 square feet of office space in Mexico City, Mexico, at a cost of approximately $2,000 per month until September 30, 2020.

The above leases contain no residual value guarantees provided by the Company and there are no options to either extend or terminate the leases. The Company is not a party to any subleasing arrangements.

For the three and nine months ended September 30, 2019 the Company recorded approximately $154,000 and $503,000, respectively, in lease expense using the straight-line method. For the three and nine months ended September 30, 2018, prior to the adoption of ASC 842, the Company recorded approximately $174,000 and $522,000, respectively, in lease expense. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of September 30, 2019 is 4.73 years. Cash payments under operating leases aggregated approximately $122,000 and $366,000 for the three and nine months ended September 30, 2019, respectively, and are included in operating cash flows.

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

At September 30, 2019, future minimum undiscounted lease payments are as follows:

($ in thousands)
2019 (three months)	$139
2020	671
2021	642
2022	652
2023	425
Thereafter	519
Total	3,048
Short-term leases not included in lease liability	(29)
Present Value effect on future minimum undiscounted lease payments at September 30, 2019	(876)
Lease liability at September 30, 2019	$2,143
Less current portion	(294)
Non-current lease liability at September 30, 2019	$1,849

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

The Company had 1,000 shares of Series C Preferred outstanding as of September 30, 2019 and December 31, 2018. The Company issued the holders of Series C Preferred 157,945, 266,793 and 495,688 shares of Common Stock on March 31, 2019, June 30, 2019 and September 30, 2019, respectively, as payment of dividends due on these dates.

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

For the three and nine months ended September 30, 2019, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $181,000 and $551,000, respectively, using the effective interest rate method. For the three and nine months ended September 30, 2018, the Company recorded the accretion of debt issuance costs and derivative liabilities of approximately $11,000 using the effective interest rate method.

The Company reflected the following in Mezzanine Equity for the Series C Preferred Stock as of December 31, 2018 and September 30, 2019:

	Series C
	Convertible,
	Redeemable
	Preferred
(amounts in thousands, except share amounts)	Shares	Amount	Total

Total Series C Preferred Stock as of December 31, 2018	1,000	$8,156	$8,156

Accretion of discount – deemed dividend for the three months ended March 31, 2019	—	186	186

Total Series C Preferred Stock as of March 31, 2019	1,000	8,342	8,342

Accretion of discount – deemed dividend for the three months ended June 30, 2019	—	184	184

Total Series C Preferred Stock as of June 30, 2019	1,000	8,526	8,526

Accretion of discount – deemed dividend for the three months ended September 30, 2019	—	181	181

Total Series C Preferred Stock as of September 30, 2019	1,000	$8,707	$8,707

NOTE 7.  DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging.” Under the provisions of ASC 815, the Company identified embedded features within the Series C Preferred host contract that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s condensed consolidated balance sheet under the caption “Derivative liabilities.” The Company revalued these features at each balance sheet date and has recorded any change in fair value in the determination of period net income or loss. Such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2019, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $388,000 and $445,000, respectively. During the three and nine months ended September 30, 2018, the Company recorded an increase to these derivative liabilities using fair value methodologies of approximately $186,000. See Note 9 to these condensed consolidated financial statements for a reconciliation of amounts recorded at September 30, 2019 and 2018 and for the three and nine months ended September 30, 2019 and 2018.

NOTE 8.  EQUITY

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock.” The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series A Convertible Preferred Stock

The Company had 37,467 shares of Series A Preferred outstanding as of September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the Company had cumulative undeclared dividends of $0. The Company issued the holders of Series A Preferred 591,803, 999,633 and 1,857,263 shares of Common Stock on March 31, 2019, June 30, 2019 and September 30, 2019, respectively, as payment of dividends due on these dates.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Preferred stock, par value $0.01 per share (“Series B Preferred”), outstanding as of September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively. There were no conversions of Series B Preferred into Common Stock during the three and nine months ended September 30, 2019 and 2018.

Common Stock

 The following table summarizes Common Stock activity for the nine months ended September 30, 2019:

Common Stock
Shares outstanding at December 31, 2018	98,223,632
Shares issued as payment of stock dividend on Series A Preferred	3,448,699
Shares issued as payment of stock dividend on Series C Preferred	920,426
Shares issued pursuant to option exercises	351,334
Shares issued for cash	5,954,545
Shares outstanding at September 30, 2019	108,898,636

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

During the nine months ended September 30, 2019, the Company issued 351,334 shares of its Common Stock pursuant to the exercise of stock options, resulting in proceeds to the Company of approximately $167,000.

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2018	1,813,856	$0.19
Granted	—	—
Expired/Canceled	(80,000)	1.13
Exercised	—	—
Balance at September 30, 2019	1,733,856	$0.14

As of September 30, 2019, warrants to purchase 1,733,856 shares of Common Stock at exercise prices ranging from $0.01 to $1.46 were outstanding. All warrants are exercisable as of September 30, 2019 except for an aggregate of 1,643,856 warrants, which become exercisable only upon the attainment of specified events. Such warrants expire at various dates through September 2028. The intrinsic value of warrants outstanding at September 30, 2019 was approximately $0. The Company has excluded from this computation any intrinsic value of the 1,493,856 warrants issued to Series A Preferred stockholders due to such warrants becoming exercisable only upon conversion of Series A Preferred into shares of Common Stock.

Stock-Based Compensation

The Company’s 1999 Stock Award Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of the Company’s Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at September 30, 2019 was 406,923 shares.

The Company estimates the fair value of its stock options using a Black-Scholes option-valuation model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital. Stock-based compensation expense related to equity options was approximately $168,000 and $515,000 for the three and nine months ended September 30, 2019, respectively. Stock-based compensation expense related to equity options was approximately $308,000 and $1,014,000 for the three and nine months ended September 30, 2018, respectively.

ASC No. 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-valuation model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2019 and 2018 ranged from 51% to 84%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the nine months ended September 30, 2019 and 2018 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. The interest rate used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2019 and 2018 was 2.6%. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s Common Stock in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2018	7,227,248	$1.34
Granted	712,500	$0.92
Expired/Cancelled	(388,746)	$1.53
Exercised	(351,334)	$0.47
Balance at September 30, 2019	7,199,668	$1.34

The intrinsic value of options exercisable at September 30, 2019 was $0. The aggregate intrinsic value for all options outstanding as of September 30, 2019 was $0. The weighted-average grant-date per share fair value of options granted during the nine months ended September 30, 2019 was $0.48. The weighted-average grant-date per share fair value of options granted during the nine months ended September 30, 2018 was $0.95. At September 30, 2019, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $801,000, which will be recognized over a weighted-average period of 1.9 years.

Stock-based compensation related to equity options, including options granted to certain members of the Company’s Board of Directors, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$3	$5	$10	$16
General and administrative	92	202	282	663
Sales and marketing	38	52	119	175
Research and development	35	49	104	160

Total	$168	$308	$515	$1,014

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

	Fair Value at September 30, 2019
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,649	$—	$—	$1,649
Totals	$1,649	$—	$—	$1,649
Liabilities:
Derivative liabilities	$620	$—	$—	$620
Totals	$620	$—	$—	$620

	Fair Value at December 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,733	$—	$—	$1,733
Totals	$1,733	$—	$—	$1,733
Liabilities:
Derivative liabilities	$1,065	$—	$—	$1,065
Totals	$1,065	$—	$—	$1,065

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

The Series C Preferred host instrument (issued in September 2018) had embedded features contained in the host instrument that qualified for derivative liability treatment.  The recorded fair value of these features at September 30, 2019 and December 31, 2018 was approximately $620,000 and $1,065,000, respectively which is reflected as a current liability in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. The fair value of the Company’s derivative liabilities is classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses the lattice framework, Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities.

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

A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended September 30, 2019:

($ in thousands)	Pension Assets

Balance at June 30, 2019	$1,721
Return on plan assets	14
Company contributions and benefits paid, net	(4)
Effect of exchange rate changes	(82)
Balance at September 30, 2019	$1,649

A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2019:

($ in thousands)	Pension Assets

Balance at December 31, 2018	$1,733
Return on plan assets	44
Company contributions and benefits paid, net	(34)
Effect of exchange rate changes	(94)
Balance at September 30, 2019	$1,649

A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended September 30, 2018:

($ in thousands)	Pension Assets

Balance at June 30, 2018	$1,754
Return on plan assets	15
Company contributions and benefits paid, net	41
Effect of exchange rate changes	(67)
Balance at September 30, 2018	$1,743

A reconciliation of the Company’s pension assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2018:

($ in thousands)	Pension Assets

Balance at December 31, 2017	$1,806
Return on plan assets	47
Company contributions and benefits paid, net	17
Effect of exchange rate changes	(127)
Balance at September 30, 2018	$1,743

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended September 30, 2019:

($ in thousands)	Derivative Liabilities

Balance at June 30, 2019	$1,008
Change in fair value included in earnings	(388)
Balance at September 30, 2019	$620

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2019:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2018	$1,065
Change in fair value included in earnings	(445)
Balance at September 30, 2019	$620

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and nine months ended September 30, 2018:

($ in thousands)	Derivative Liabilities

Balance at December 31, 2017	$—
Issued in conjunction with Series C financing	833
Change in fair value included in earnings	186
Balance at September 30, 2018	$1,019

There were no derivative liabilities at either December 31, 2017 or at any time during the 2018 year prior to the consummation of the Series C financing in September 2018. The Company is not a party to any hedge arrangements, commodity swap agreement or any other derivative financial instruments.

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

During the nine months ended September 30, 2018, the Company had Convertible Lines of Credit outstanding with two members of the Company’s Board of Directors. At September 30, 2018, aggregate borrowing under the Lines of Credit were $0. Such Lines of Credit and all accrued unpaid interest were converted into shares of the Company’s Series A Preferred Stock in September 2018, at which time the Lines of Credit were deemed satisfied in full and terminated.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Other than the adoption of ASC 842 “Leases” management believes there have been no material changes during the nine months ended September 30, 2019 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 2 “Significant Accounting Policies and Basis of Presentation” and Note 5 “Leases” for a detailed discussion of this critical accounting policy.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
Net Product Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$73	$61	$12	20%
Percentage of total net product revenue	47%	78%
Hardware and consumables	$15	$7	$8	114%
Percentage of total net product revenue	10%	9%
Services	$67	$10	$57	570%
Percentage of total net product revenue	43%	13%
Total net product revenue	$155	$78	$77	99%

Software and royalty revenue increased 20% or approximately $12,000 during the three months ended September 30, 2019 as compared to the corresponding period in 2018. This increase is attributable to higher identification project related revenue of approximately $4,000 and higher sales of boxed identity management software sold through our distribution channel of approximately $8,000.

Revenue from the sale of hardware and consumables increased approximately $8,000 during the three months ended September 30, 2019 as compared to the corresponding period in 2018 due to an increase in project related solutions containing hardware and consumables.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $57,000 during the three months ended September 30, 2019 as compared to the corresponding period of 2018 due to an increase in the service element of project related work completed during the three months ended September 30, 2019.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to our identity management initiatives; however, government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

During the three months ended September 30, 2019, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to these markets is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the third quarter we saw additional customers implement GoVerify ID®, our cloud based mobile biometric authentication software as a service. Management believes that additional implementations will continue to occur resulting in increased identities under management.

	Three Months Ended September 30,
Maintenance Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$630	$658	$(28)	(4)%

Maintenance revenue was approximately $630,000 for the three months ended September 30, 2019, as compared to approximately $658,000 for the corresponding period in 2018. Identity management maintenance revenue generated from identification software solutions was approximately $302,000 for the three months ended September 30, 2019 as compared to approximately $333,000 during the comparable period in 2018. Law enforcement maintenance revenue was approximately $328,000 and $325,000 for the three months ended September 30, 2019 and 2018, respectively. The decrease of $31,000 in identification software maintenance revenue for the three months ended September 30, 2019 as compared to the corresponding period of 2018 is reflective of the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Three Months Ended September 30,
Cost of Product Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$11	$2	$9	450%
Percentage of software and royalty product revenue	15%	3%
Hardware and consumables	$12	$5	$7	140%
Percentage of hardware and consumables product revenue	80%	71%
Services	$18	$2	$16	800%
Percentage of services product revenue	27%	20%
Total product cost of revenue	$41	$9	$32	356%
Percentage of total product revenue	27%	12%

The cost of software and royalty product revenue increased approximately $9,000 for the three months ended September 30, 2019 as compared to the corresponding period in 2018 due primarily to higher software and royalty product revenue combined with higher third-party software costs.

The cost of hardware and consumables revenue increased approximately $7,000 during the three months ended September 30, 2019 as compared to the corresponding period in 2018 results from higher hardware and consumables revenue of approximately $8,000 due to an increase in consumables sold.

The cost of services revenue increased approximately $16,000 during the three months ended September 30, 2019 as compared to the corresponding period in 2018 due to higher service revenue of approximately $57,000. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Cost of Revenue	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Total maintenance cost of revenue	$97	$151	$(54)	(36)%
Percentage of total maintenance revenue	15%	23%

 Cost of maintenance revenue decreased approximately $54,000 during the three months ended September 30, 2019 as compared to the corresponding period in 2018. This decrease is reflective of lower maintenance labor costs incurred during the three months ended September 30, 2019 as compared to the corresponding period in 2018 due primarily to the composition of engineering resources used in the provision of maintenance services combined with reductions in headcount in our customer support department.

	Three Months Ended September 30,
Product Gross Profit	2019	2018	$ Change	% Change
(dollars in thousands)
Software and royalties	$62	$59	$3	5%
Percentage of software and royalty product revenue	85%	97%
Hardware and consumables	$3	$2	$1	50%
Percentage of hardware and consumables product revenue	20%	29%
Services	$49	$8	$41	513%
Percentage of services product revenue	73%	80%
Total product gross profit	$114	$69	$45	65%
Percentage of total product revenue	74%	88%

Software and royalty gross profit increased approximately $3,000 for the three months ended September 30, 2019 from the corresponding period in 2018 due primarily to higher software and royalty revenue of approximately $12,000 combined with higher software and royalty cost of revenue of $9,000 for the same period. This increase in software and royalty cost of revenue reflects higher third-party software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumable gross profit increased approximately $1,000 for the three months ended September 30, 2019 from the corresponding period in 2018 due primarily to higher hardware and consumable revenue of approximately $8,000 combined with higher cost of hardware and consumable revenue of approximately $7,000. These increases result from an increase in consumables sales during the 2019 period.

Services gross profit increased approximately $41,000 for the three months ended September 30, 2019 as compared to the corresponding period in 2018 due to higher service revenue of approximately $57,000 combined with higher service cost of revenue of $16,000 for the three months ended September 30, 2019 as compared to the corresponding period in 2018.

Maintenance Gross Profit	Three Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change

Total maintenance gross profit	$533	$507	$26	5%
Percentage of total maintenance revenue	85%	77%

Gross profit related to maintenance revenue increased 5% or approximately $26,000 for the three months ended September 30, 2019 as compared to the corresponding period in 2018. This increase reflects lower maintenance revenue of approximately $28,000 combined with lower cost of maintenance revenue of approximately $54,000 due primarily to headcount reductions combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services. The decrease in maintenance revenue results from the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts. Services gross profit can change due to revenue level fluctuations and from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

	Three Months Ended September 30,
Operating Expense	2019	2018	$ Change	% Change
(dollars in thousands)

General and administrative	$791	$958	$(167)	(17)%
Percentage of total net revenue	101%	130%
Sales and marketing	$985	$920	$65	7%
Percentage of total net revenue	125%	125%
Research and development	$1,898	$1,820	$78	4%
Percentage of total net revenue	242%	247%
Depreciation and amortization	$17	$10	$7	70%
Percentage of total net revenue	2%	1%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar decrease of approximately $167,000 during the three months ended September 30, 2019 as compared to the corresponding period in 2018 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $23,000 due to headcount reductions.

●
Decrease in professional services of approximately $102,000, which includes lower Board of Director fees of approximately $80,000, lower legal fees of approximately $33,000, lower investor relations fees of approximately $13,000, lower audit fees of approximately $7,000, lower patent-related fees of approximately $3,000 offset by higher general corporate expense of approximately $7,000, and higher contract service expense of approximately $27,000;

●
Increase in travel, insurances, licenses, dues and other costs of approximately $10,000;

●
Decrease in rent and office related costs of approximately $19,000; and

●
Decrease in stock-based compensation expense of approximately $33,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $65,000 during the three months ended September 30, 2019 as compared to the corresponding period in 2018 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $2,000, driven primarily by the effect of headcount increases of $23,000 offset by lower sales commission expense of approximately $21,000;

●
Increase in contractor and contract services of approximately $57,000 resulting from increased utilization of certain sales consultants of approximately $63,000, higher contract service expense of approximately $20,000 offset by lower marketing dues and subscription expense of approximately $26,000;

●
Increase in travel, trade show expense and office related expense of approximately $14,000;

●
Decrease in stock-based compensation expense of approximately $14,000; and

●
Increase in our Mexico sales office expense and other of approximately $6,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $78,000 for the three months ended September 30, 2019 as compared to the corresponding period in 2018 due primarily to the following major components:

●
Decrease in personnel related expense of approximately $13,000 driven primarily by the capitalization to work-in-process inventory of approximately $98,000 offset by the effect of headcount increases of approximately $85,000;

●
Increase in contractor fees and contract services of approximately $87,000 for services related to the development of mobile identity management applications;

●
Decrease in stock based-compensation expense of approximately $13,000; and

●
Increase in office related expense and engineering tools, supplies and other of approximately $17,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended September 30, 2019 and 2018, depreciation and amortization expense was approximately $17,000 and $10,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The increase is reflective of certain furniture and leasehold improvement asset additions in the fourth quarter of 2018.

Interest Expense (Income), Net

For the three months ended September 30, 2019, we recognized interest expense of approximately $0 and interest income of approximately $27,000. For the three months ended September 30, 2018, we recognized interest expense of approximately $154,000 and interest income of approximately $13,000. The decrease in interest expense of approximately $154,000 for the three months ended September 30, 2019 reflects the conversion of all amounts outstanding under the Company’s related-party lines of credit into shares of Series A Preferred stock in September 2018.

   Change in Fair Value of Derivative Liabilities

For the three months ended September 30, 2019, we recognized approximately $388,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended September 30, 2019. For the three months ended September 30, 2018, we recognized an increase of approximately $186,000 from the increase of derivative liabilities measured using fair value methodologies.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
Net Product Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$306	$1,015	$(709)	(70)%
Percentage of total net product revenue	52%	75%
Hardware and consumables	$53	$130	$(77)	(59)%
Percentage of total net product revenue	9%	10%
Services	$233	$212	$21	10%
Percentage of total net product revenue	39%	16%
Total net product revenue	$592	$1,357	$(765)	(56)%

Software and royalty revenue decreased 70% or approximately $709,000 during the nine months ended September 30, 2019 as compared to the corresponding period in 2018. This decrease is attributable to lower identification project related revenue of approximately $635,000, lower law enforcement project related revenue of approximately $75,000, lower royalty revenue of approximately $29,000 offset by higher sales of boxed identity management software sold through our distribution channel of approximately $30,000. The decrease in identification project related revenue is reflective of additional software licenses sold into existing identification projects caused by increased end-user utilization during the nine months ended September 30, 2018. The decrease in royalty revenue results primarily from lower reported usage from certain customers and the decrease in our law enforcement project revenue resulted from a decrease in the timing of procurement by our law enforcement customers. The increase in boxed identity management software sold through our distribution channel reflects higher procurement from both domestic and international customers.

Revenue from the sale of hardware and consumables decreased approximately $77,000 during the nine months ended September 30, 2019 as compared to the corresponding period in 2018 due to a decrease in project related solutions containing hardware and consumables and a decrease in replacement hardware procurement by our customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $21,000 during the nine months ended September 30, 2019 as compared to the corresponding period of 2018 due to an increase in the service element of project related work completed during the nine months ended September 30, 2019.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to our identity management initiatives; however, government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

During the nine months ended September 30, 2019, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to these markets is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. In the third quarter we saw additional customers implement GoVerify ID®, our cloud based mobile biometric authentication software as a service. Management believes that additional implementations will continue to occur resulting in increased identities under management.

	Nine Months Ended September 30,
Maintenance Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$1,935	$1,980	$(45)	(2)%

Maintenance revenue was approximately $1,935,000 for the nine months ended September 30, 2019, as compared to approximately $1,980,000 for the corresponding period in 2018. Identity management maintenance revenue generated from identification software solutions was approximately $958,000 for the nine months ended September 30, 2019 as compared to approximately $1,008,000 during the comparable period in 2018. Law enforcement maintenance revenue was approximately $977,000 and $972,000 for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $50,000 in identification software maintenance revenue for the nine months ended September 30, 2019 as compared to the corresponding period of 2018 is reflective of the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Nine Months Ended September 30,
Cost of Product Revenue	2019	2018	$ Change	% Change
(dollars in thousands)

Software and royalties	$27	$10	$17	170%
Percentage of software and royalty product revenue	9%	1%
Hardware and consumables	$35	$88	$(53)	(60)%
Percentage of hardware and consumables product revenue	66%	68%
Services	$96	$77	$19	25%
Percentage of services product revenue	41%	36%
Total product cost of revenue	$158	$175	$(17)	(10)%
Percentage of total product revenue	27%	13%

The cost of software and royalty product revenue increased approximately $17,000 despite lower software and royalty revenue for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 due to the 2019 period containing certain third-party software license costs and the 2018 period containing significant software license revenue with minimal third-party license costs and minimal associated customization costs.

The cost of hardware and consumable product revenue decreased approximately $53,000 for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 due primarily to lower hardware and consumable product revenue of approximately $77,000 during the 2019 period.

The cost of services revenue increased approximately $19,000 during the nine months ended September 30, 2019 as compared to the corresponding period in 2018 and is reflective of higher service revenue of approximately $21,000 combined with the 2019 period containing a higher level and complexity of services resource utilization and resulting costs. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Cost of Revenue	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Total maintenance cost of revenue	$323	$540	(217)	(40)%
Percentage of total maintenance revenue	17%	27%

 Cost of maintenance revenue decreased approximately $217,000 during the nine months ended September 30, 2019 as compared to the corresponding period in 2018. This decrease is reflective of lower maintenance labor costs incurred during the nine months ended September 30, 2019 as compared to the corresponding period in 2018 due primarily to the composition of engineering resources used in the provision of maintenance services combined with reductions in headcount in our customer support department.

	Nine Months Ended September 30,
Product Gross Profit	2019	2018	$ Change	% Change
(dollars in thousands)
Software and royalties	$279	$1,005	$(726)	(72)%
Percentage of software and royalty product revenue	91%	99%
Hardware and consumables	$18	$42	$(24)	(57)%
Percentage of hardware and consumables product revenue	34%	32%
Services	$137	$135	$2	1%
Percentage of services product revenue	59%	64%
Total product gross profit	$434	$1,182	$(748)	(63)%
Percentage of total product revenue	73%	87%

Software and royalty gross profit decreased 72% or approximately $726,000 for the nine months ended September 30, 2019 from the corresponding period in 2018 due primarily to lower software and royalty revenue of approximately $709,000 combined with higher software and royalty cost of revenue of $17,000 for the same period. This increase in software and royalty cost of revenue despite lower software and royalty revenue during the 2019 period as compared to the comparable 2018 period reflects the 2018 period containing software revenue with extremely minimal third-party software costs and minimal associated software customization costs whereas the 2019 period did not contain similar revenues with related costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third -party software license content included in product sales during a given period.

Hardware and consumable gross profit decreased approximately $24,000 for the nine months ended September 30, 2019 from the corresponding period in 2018 due primarily to lower hardware and consumable revenue of approximately $77,000 combined with lower cost of hardware and consumable revenue of approximately $53,000. These decreases result from a decrease in project related solutions containing hardware and consumable components.

Services gross profit increased approximately $2,000 for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 due to higher service revenue of approximately $21,000 for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 combined with higher costs of service revenue of approximately $19,000 for the nine months ended September 30, 2019 as compared to the corresponding period in 2018. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Gross Profit	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change

Total maintenance gross profit	$1,612	$1,440	$172	12%
Percentage of total maintenance revenue	83%	73%

Gross profit related to maintenance revenue increased 12% or approximately $172,000 for the nine months ended September 30, 2019 as compared to the corresponding period in 2018. This increase reflects lower maintenance revenue of approximately $45,000 due to the timing of maintenance revenue recognition combined with lower cost of maintenance revenue of approximately $217,000 due to headcount reductions in our customer service department combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

	Nine Months Ended September 30,
Operating Expense	2019	2018	$ Change	% Change
(dollars in thousands)

General and administrative	$2,793	$3,100	$(307)	10%
Percentage of total net revenue	111%	93%
Sales and marketing	$2,924	$2,600	$324	12%
Percentage of total net revenue	116%	78%
Research and development	$5,511	$5,483	$28	1%
Percentage of total net revenue	218%	164%
Depreciation and amortization	$53	$34	$19	56%
Percentage of total net revenue	2%	1%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar decrease of approximately $307,000 during the nine months ended September 30, 2019 as compared to the corresponding period in 2018 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $29,000 due to reductions in headcount;

●
Decreases in professional services of approximately $84,000, which includes lower Board of Director fees of approximately $168,000, lower auditing fees of approximately $57,000, lower general corporate expense of approximately $3,000, lower legal fees of approximately $36,000 offset by higher patent-related fees of approximately $23,000, higher contractor fees of approximately $11,000, higher investor relations fees of approximately $36,000 and higher contract service expense of approximately $110,000;

●
Decrease in travel, insurances, licenses, dues, rent, office related costs and other of approximately $34,000;

●
Decrease in financing expense of approximately $15,000; and

●
Decrease in stock-based compensation expense related to options and warrants of approximately $145,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $324,000 during the nine months ended September 30, 2019 as compared to the corresponding period in 2018 is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $121,000 driven primarily by headcount increases;

●
Increase in contractor and contract services of approximately $156,000 resulting from increased utilization of certain sales consultants of approximately $71,000, higher contract service expense of approximately $119,000 offset by lower marketing dues and subscription expense of approximately $34,000;

●
Increase in travel, trade show expense and office related expense of approximately $72,000;

●
Decrease in stock-based compensation expense of approximately $56,000 ; and

●
Increase in our Mexico sales office expense and other of approximately $31,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense increased approximately $28,000 for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 due primarily to the following major components:

●
Increase in personnel related expense of approximately $55,000 which is comprised of higher personnel costs of approximately $313,000 driven primarily by headcount increases offset by approximately $258,000 in capitalized labor into work in process inventory related to in-process projects;

●
Increase in contractor fees and contract services of approximately $6,000. Such increase is comprised of approximately $153,000 for services related to the accelerated development of mobile identity management applications offset by approximately $147,000 in capitalized labor into work in process inventory related in in-process projects;

●
Decrease in stock based-compensation expense of approximately $56,000 ; and

●
Increase in rent, office related expense and engineering tools and supplies of approximately $23,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the nine months ended September 30, 2019 and 2018, depreciation and amortization expense was approximately $53,000 and $34,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The increase is reflective of certain furniture and leasehold improvement asset additions in the fourth quarter of 2018.

Interest Expense, Net

For the nine months ended September 30, 2019, we recognized interest expense of approximately $0 and interest income of approximately $80,000. For the nine months ended September 30, 2018, we recognized interest expense of approximately $539,000 and interest income of approximately $42,000. The decrease in interest expense of approximately $539,000 for the nine months ended September 30, 2019 reflects the conversion of all amounts outstanding under the Company’s related-party lines of credit into shares of Series A Preferred stock in September 2018.

Change in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2019, we recognized approximately $445,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for nine months ended September 30, 2019. For the nine months ended September 30, 2018, we recognized an increase in derivative liabilities of approximately $186,000. Such increase was determined by management using fair value methodologies.

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

Going Concern

Our principal sources of liquidity at September 30, 2019 consisted of approximately $4,363,000 of cash and cash equivalents. At September 30, 2019, we had positive working capital of approximately $1,000,000.

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

Operating Activities

We used net cash of $8,007,000 in operating activities for the nine months ended September 30, 2019 as compared to net cash used of $7,164,000 during the comparable period in 2018. During the nine months ended September 30, 2019, net cash used in operating activities consisted of net loss of $8,825,000 and a decrease in working capital and other assets and liabilities of $686,000. Those amounts are in addition to approximately $132,000 of non-cash costs, including $524,000 in stock-based compensation, $53,000 in depreciation and amortization offset by $445,000 in the change in fair value of derivative liabilities. During the nine months ended September 30, 2019, we generated cash of $5,000 from decreases in current assets and generated cash of $681,000 through increases in current liabilities and deferred revenue.

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

Investing Activities

Net cash used in investing activities was $19,000 for the nine months ended September 30, 2019 as compared to net cash used in investing activities of $27,000 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we used cash of $19,000 to fund capital expenditures of software. For the nine months ended September 30, 2018, we used cash of $27,000 to fund capital expenditures of computer equipment.

Financing Activities

Cash generated from financing activities was approximately $6,661,000 for the nine months ended September 30, 2019 as compared to approximately $8,913,000 for the comparable period in 2018. During the nine months ended September 30, 2019, we generated cash of approximately $167,000 from the exercise of 351,334 stock options resulting, in the issuance of 351,334 shares of our Common Stock, generated cash of $6,520,000 from the sale of 5,954,545 shares of Common Stock and used cash of approximately $26,000 for the payment of dividends on our Series B Preferred Stock.

For the nine months ended September 30, 2018, we generated cash of approximately $149,000 from the exercise of 148,757 stock options resulting in the issuance of 148,757 shares of our Common Stock and generated cash of $10,000,000 in gross proceeds for the Series C Financing, offset by $1,211,000 in offering costs. During the nine months ended September 30, 2018, we used cash of $25,000 for the payment of dividends on our Series B Preferred Stock.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on March 28, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 12, 2019, there have been no material changes to the disclosures made in the above referenced Annual Report on Form 10-K.

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

Date: November 12, 2019	IMAGEWARE SYTEMS, INC

By: /s/ S. James Miller, Jr.
S. James Miller, Jr. Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: November 12, 2019	By:/s/ Wayne Wetherell
Wayne Wetherell Chief Financial Officer (Principal Financial and Accounting Officer)