Form 10-K
period 2019-12-31
IMAGEWARE SYSTEMS INC
filed 2020-05-15
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [   ]  No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB marketplace was $65,351,159. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of May 13, 2020, there were 127,352,722 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.

Form 10-K
For the Year Ended December 31, 2019

-i-

CAUTIONARY STATEMENT

 This Annual Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

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

-ii-

PART I

ITEM 1.	BUSINESS

ImageWare Systems, Inc., a Delaware corporation since 2005 and previously incorporated in California in 1987 as a California corporation, has its principal place of business at 13500 Evening Creek Drive N, Suite 550, San Diego, California 92128. We maintain a corporate website at www.iwsinc.com. Our common stock, par value $0.01 per share (“Common Stock”), is currently listed for quotation on the OTCQB marketplace under the symbol “IWSY”. As used in this Annual Report, “we”, “us”, “our”, “ImageWare”, “ImageWare Systems” or the “Company” refers to ImageWare Systems, Inc. and all of its subsidiaries.

Overview

The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity and its “flagship” product is the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mugshot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or internet sites. Biometric technology is now an integral part of all markets the Company addresses, and all the products are integrated into the IWS Biometric Engine.

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

The Company is also a developer of a biometric based multi-factor authentication (MFA) cloud-based service. The service, GoVerifyID® brings together cloud and mobile technologies to offer multi-factor authentication for smartphone users, for the enterprise, and across industries. GoVerifyID® consists of mobile and desktop client applications and a cloud-based Software-as-a-Service (“SaaS”) which services cloud-based template matching requests for authentication requests. GoVerifyID® is leveraged by product developers to enable biometric authentication for their consumers and enterprises securing access to company property and IP. For the enterprise, GoVerifyID® provides turnkey integration with Microsoft Windows, Microsoft Active Directory, CA SSO, IBM Security Access Manager (“ISAM”), SAP Cloud Platform, and HPE’s Aruba ClearPass. These integrations provide multi-modal biometric authentication to replace or augment passwords for use with enterprise and consumer class systems.

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

Coronavirus (COVID-19) Pandemic

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Our offices are currently under a shelter-in-place mandate and many of our clients worldwide are similarly impacted.  The global outbreak of COVID-19  continues to rapidly evolve, and the extent to which COVID-19  may impact our business and the markets we serve will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

 Solutions and Products

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

GoVerifyID®.  The Company introduced GoVerifyID®, a multi-factor biometric authentication solution for the enterprise markets on November 14, 2016. Our GoVerifyID products support multi-modal biometric authentication including, but not limited to, face, voice, fingerprint, iris, palm, and more. All the biometrics can be combined with or used as replacements for authentication and access control tools, including tokens, digital certificates, passwords, and PINS, to provide the ultimate level of assurance, accountability, and ease of use for corporate networks, web applications, mobile devices, and PC desktop environments. GoVerifyID provides patented multi-modal biometric identity authentication that can be used in place of passwords or as a strong second factor authentication method. GoVerifyID is provided as a cloud-based Software-as a-Service (“SaaS”) solution, thereby, eliminating complex IT deployment of biometric software and eliminating startup costs. GoVerifyID works with existing mobile devices, eliminating the need for specialized biometric scanning devices typically used with most biometric solutions.

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

IWS Law Enforcement.  IWS Law Enforcement is a digital booking, identification and investigative solution that enables users to digitally capture, store, search and retrieve images and demographic data, including mugshots, fingerprints and SMT’s. Law enforcement may choose between submitting fingerprint data directly to the State Automated Fingerprint Identification System (“AFIS”), FBI criminal repository, or other agencies as required. Additional features and functionality include real-time access to images and data, creation of photo lineups and electronic mug books, and production of identification cards and credentials. IWS Law Enforcement also uses off-the-shelf hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer to a wide area network. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records/jail management system (“RMS/JMS”) or an automated fingerprint identification system.

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

LiveScan.  This software module is FBI certified and complies with the FBI Integrated Automated Fingerprint Identification System (“IAFIS”) Image Quality Specifications (“IQS”) while utilizing FBI certified LiveScan devices from most major vendors. LiveScan allows users to capture single to ten prints and palm data, providing an integrated biometric management solution for both civil and law enforcement use. By adding LiveScan capabilities, law enforcement organizations further enhance the investigative process by providing additional identifiers to identify suspects involved in a crime. In addition, officers no longer need to travel to multiple booking stations to capture fingerprints and mugshots. All booking information, including images, may be located at a central designation and from there routed to the State AFIS or FBI criminal history record repository.

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

Quick Capture. QuickCapture is a multiple biometric capture application that dynamically adapts to a client’s required use case, including different city, state, and federal charge codes. With it, you can collect a variety of biometrics (face, finger, palm, iris, voice, etc.) using a variety of biometric hardware in the order desired as well as any needed biographic information associated with the subjects.

Maintenance and Customer Support

Maintenance and support enrollment entitle software license customers to technical support services, including telephone and internet support and problem resolution services, and the right to receive unspecified product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if-available basis. Maintenance and support service fees are an important source of recurring revenue, and we invest significant resources in providing maintenance and support services.

Customers

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States. Our secure credential products are also being used in Australia, Canada, the United Arab Emirates, Kuwait, Saudi Arabia, Mexico, Colombia, Costa Rica, Venezuela, Singapore, Indonesia and the Philippines. For the year ended December 31, 2019, two customers accounted for approximately 37% or $1,301,000 of total revenue and had $161,000 trade receivables as of the end of the year, as compared to one customer that accounted for approximately 36% or $1,573,000 of total revenue and had $0 trade receivables as of the end of the December 31, 2018.

Our Strategy

Our strategy is to provide biometric-based identity management solutions to governments and enterprises through key partners and large systems integrators and by our own direct sales team.

With recent COVID-19 events, remote work and social distancing have quickly been brought to the forefront of society. And while the impact of these events will be uncovered over the coming years, many problems have been immediately realized by corporations and government agencies, which are diligently looking for solutions to these new challenges.

Within a matter of weeks corporations and government agencies have had to heavily rely upon remote access technologies to enable work continuity through the pandemic. This increase in employees remotely accessing sensitive corporate systems has increased the risk of both cybercrime and unintentional information leaks. This risk is also increased by the fact that many employees now use a mixture of personal and corporate owned devices on the job, a trend known as Bring Your Own Device (BYOD).

Verification of an individual through biometrics is an effective way to authenticate users accessing sensitive information and systems. GoVerifyID® provides this functionality and is already integrated in many of the authentication systems leveraged by large companies and agencies to manage the identities of their employees and users. We will market and sell GoVerifyID® as a solution as a solution for protecting corporate systems during this time of increased awareness and opportunity, leveraging targeted web ads and our inside sales team to increase sales through the increased need to securely provide remote access to employees.

Additionally, social distancing and the need to limit personal contact throughout everyday life is driving governments and corporations to deploy new ways to continue work and commerce while minimizing contact points between individuals. We believe this trend will increase the acceptance and use of biometrics as a means of contactless authentication for retail, finance, government services and transportation.

Scaling out biometrics across these verticals is going to require new methods and solutions to support the increased number of users and transactions. With our decades of experience innovating and scaling government grade biometric solutions and our years executed strategy of creating multimodal, vendor agnostic solutions, Imageware has had a rich portfolio of products and solutions to address these new challenges brought on by the pandemic. Over the next year we will work with customers, partners, and sales prospects to leverage and integrate existing product assets to support an end-to-end workflow. Enroll, Validate, Credential and Authenticate. A streamlined, scalable solution to capture biometric data from individuals and then make them usable through smart card and mobile-based access management and authentication to support the operationalization of biometrics in a way that is cost effective, transparent and secure.

Additionally, the law enforcement community continues to be an important market and customer base. Over the past few years innovation within our law enforcement product line has been static, which has resulted in revenue being primarily driven from support and maintenance. Recently Imageware released a new product offering to the law enforcement sector called, Quick Capture. Quick Capture streamlines the process of capturing biometrics from perpetrators. The law enforcement market will immediately benefit from this product, but we also believe we can leverage this into new places such as; corporate, academia, hospitality, entertainment. We will continue to strategically invest our law enforcement product offerings.

We believe the increasing demand for biometric technology will drive demand for our solutions. Our identity management products are built to accommodate the use of biometrics and meet the demanding requirements across the entire identity life cycle.

 The recent outbreak of the novel coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity and may impact our strategy. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time and causing shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business.

Sales and Marketing

We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners, including resellers, distributors and systems integrators. Our sales force includes both field, and an inside sales which provides us a lower-cost channel for additional sales into existing customers and for expanding our customer base.

International Operations

We are a global company that conducts sales, sales support, professional services, and support, marketing and product distribution services from a number of international offices. In addition to our sales offices located in San Diego CA, we also conduct Sales activities in Canada, Mexico, Chile, Australia, and Japan. Our product manufacturing and distribution operations are based in San Diego CA, and Portland OR. We regularly seek out opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness.

Software Licenses

We license our software under both perpetual and term license models for customer on-premise use. Under perpetual license arrangements, our customers receive the perpetual license right to use our software in conjunction with related maintenance and support services that are generally purchased on an annual or multi-year basis. Under term license arrangements, our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract. The majority of our contracts provide customers with the right to use one or more of our products up to a specific license capacity. Capacity can be measured in many ways, including the number of servers, number of users, or identities.

Software as a Service Business Model

We also provide on-demand SaaS offerings for certain of our products. With the advent of cloud-based computing and the proliferation of smart mobile devices, which allow for reliable biometric capture and the need to secure access to data, products and services, the Company believes that the market for multi-biometric solutions will expand to encompass significant deployments of biometric systems in the commercial and consumer markets.

Competition

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

We are an early pioneer in the first to file patents related to multi-modal biometrics and currently are the worldwide leader in multi-modal biometric patents, with 23 issued patents worldwide and 18 patents pending. These technologies allow biometric matching using any type of biometric modality for identity verification while protecting the privacy of an individual. It is our belief that such technology will be critical to providing biometric management solutions for the consumer market where privacy protection has been a historical issue and barrier to biometric adoption.

Employees

We had a total of 75 and 73 full-time employees as of December 31, 2019 and 2018, respectively. In 2019, we had 66 employees based in the United States, six employees based in Canada and three employees based in other countries. In 2018, we had 64 employees based in the United States, six employees based in Canada and three employees based in other countries. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

Additional Available Information

We make available, free of charge, at our corporate website www.iwsinc.com copies of our annual reports filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, and proxy statements at no charge to investors upon request. Additionally, all reports filed by us with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business is subject to significant risks. You should carefully consider the risks described below and the other information in this Annual Report, including our financial statements and related notes, before you decide to invest in our Common Stock. If any of the following risks or uncertainties actually occur, our business, results of operations or financial condition could be materially harmed, the trading price of our Common Stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

 Available cash resources will be insufficient to provide for our working capital needs for the next twelve months. As a result, we will need to raise additional capital to continue as a going concern.

At December 31, 2019, we had negative working capital of approximately $1,653,000. Our principal source of liquidity at December 31, 2019 consisted of cash and cash equivalents of $1,030,000. Considering our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management intends to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities and may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

We have a history of significant recurring losses totaling approximately $203.2 million at December 31, 2019 and $186.6 million at December 31, 2018, and these losses may continue in the future.

As of December 31, 2019 and 2018, we had an accumulated deficit of approximately $203.2 million and $186.6 million, respectively, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expense. As a result, we will need to generate significant revenue to achieve profitability, and we may never achieve profitability.

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of the novel coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. In addition, we are currently under a shelter-in-place mandate and many of our clients worldwide are similarly impacted.

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
Two customers accounted for approximately 37% of our total revenue during the year ended December 31, 2019, and one customer accounted for approximately 36% of our total revenue during the year ended December 31, 2018. In the event of any material decrease in revenue from these customers, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be materially and adversely affected.

During the years ended December 31, 2019 and 2018, two customers accounted for approximately 37% or $1,301,000 of our total revenue, and 36% or $1,573,000 of our total revenue, respectively. If this customer were to significantly reduce its relationship with the Company, or in the event the we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would be material.

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

              Our current marketing strategy involves the distribution of our products through larger product partners and/or resellers that will either resell our product alongside theirs, OEM a white label version of our products, or sell our products fully integrated into their offerings. Our strategy leaves us largely dependent upon the successful rollout of our products by our distribution partners. We have experienced delays in the rollout of our products due to these factors during the years ended December 31, 2018 and 2019, and no assurances can be given that we will not experience delays in the future. Any delays negatively affect our results from operations and financial condition.

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

Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial information and other personally identifiable information. While we have security measures in place, they may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Our security measures could also be compromised by employee error or malfeasance, which could result in someone obtaining unauthorized access to, or denying authorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our customers’ data, our data or our IT systems.

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

Our services operate in conjunction with and are dependent on products and components across a broad ecosystem and, as illustrated by the recent Spectre and Meltdown threats, if there are security vulnerabilities in one of these components, a security breach could occur. In addition, our internal IT systems continue to evolve, and we are often early adapters of new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of our IT systems. These risks are mitigated by our ability to maintain and improve business and data governance policies and processes and internal security controls, including our ability to escalate and respond to known and potential risks.

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

We may have additional tax assessments.

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

Our Common Stock is currently defined as a “penny stock” under Rule 3a51-1 promulgated under the Exchange Act which are subject to Rules 15g-2 through 15g-7 and Rule 15g-9, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our Common Stock and affect the ability of holders to sell their shares of our Common Stock in the secondary market. To the extent our Common Stock is subject to the penny stock regulations, the market liquidity for our shares will be adversely affected.

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

Our Board of Directors has the authority to issue a total of up to four million shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the Common Stock, without any further vote or action by the holders of our Common Stock. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued or might be issued in the future. Preferred stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of our preferred stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued and may from time to time in the future issue, preferred stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of May 15, 2020, we had three series of preferred stock outstanding, the Series A Preferred, Series B Preferred and Series C Preferred.

The provisions of our Series A Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series A Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of December 31, 2019 and 2018, we had no cumulative undeclared dividends on our Series A Preferred.

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2019 and 2018, we had cumulative undeclared dividends on our Series B Preferred of approximately $8,000.

The provisions of our Series C Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series C Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $10,000 per share, plus all accrued but unpaid dividends. As of December 31, 2018, there were no shares of Series C Preferred outstanding. As of December 31, 2019, we had no cumulative undeclared dividends on our Series C Preferred.

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

As a result of the securities issued to Goldman Capital Management and related entities controlled by Neal Goldman, a member of our Board of Directors (together, “Goldman”), Goldman beneficially owns, in the aggregate, approximately 24% of the Company’s outstanding voting securities as of May 12, 2020.  As a result, Goldman has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder”, we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

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

In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2019:

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

N/A.

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

The following table sets forth the high and low sale prices for our Common Stock for each quarter in 2019 and 2018:

2019 Fiscal Quarters	High	Low
First Quarter	$1.80	$0.75
Second Quarter	$1.60	$0.88
Third Quarter	$0.95	$0.38
Fourth Quarter	$0.50	$0.23

2018 Fiscal Quarters	High	Low
First Quarter	$2.24	$1.50
Second Quarter	$1.90	$1.08
Third Quarter	$1.44	$0.86
Fourth Quarter	$1.01	$0.55

Holders

As of May 12, 2020, we had approximately 194 registered holders of record of our Common Stock. A significant number of our shares of Common Stock were held in street name and, as such, we believe that the actual number of beneficial owners of our Common Stock is significantly higher.

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

 As of December 31, 2019, and 2018, we had cumulative undeclared dividends of approximately $0 relating to our Series A Preferred, $8,000 relating to our Series B Preferred and $0 related to our Series C Preferred.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 11 of this Annual Report.

Recent Sales of Unregistered Securities

We issued certain equity securities in unregistered transactions during 2020 and fiscal year 2019. All of the securities issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal year ended December 31, 2019 and through the date of this report.

ITEM 6.	SELECTED FINANCIAL DATA

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, and in the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

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

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”).

The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects in February through April, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. In the interest of public health and safety, jurisdictions (international, national, state and local), required and continue to require mandatory office closures. As of the date of this report, while our employees are working remotely, all of our facilities are closed. The situation is rapidly changing and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property.

The Company continues to examine the impact that the CARES Act may have on our business. Currently the Company is unable to determine the impact that the CARES Act will have on our financial condition, results of operation or liquidity.

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

Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of Series A Preferred, fair value of derivatives issued with and affected by the Series C Preferred Financing, assumptions used in the application of revenue recognition policies, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

The Company did not record any goodwill impairment charges for the years ended December 31, 2019 or 2018.

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

Stock-Based Compensation.  At December 31, 2019, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2019 and 2018, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2019 and 2018 ranged from 64% and 57%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company to value the grants issued in 2019 and 2018 as computed by this method was 5.17 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations were 2.58% for the years ended December 31, 2019 and 2018. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

The Internal Revenue Code (the “Revenue Code”) limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes”, as defined under Section 382 of the Revenue Code, in 1991, 1995, 2000, 2003, 2004, 2011 and 2012, though the Company has not performed a study to determine the limitation. The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations. The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount as the actual limitation has not yet been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

      On March 27, 2020, President Trump signed the CARES Act into law, which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property.

     The Company continues to examine the impact that the CARES Act may have on our business. Currently the Company is unable to determine the impact that the CARES Act will have on our financial condition, results of operation or liquidity.

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

Comparison of Results for Fiscal Years Ended December 31, 2019 and 2018

Product Revenue
	Twelve Months Ended December 31,
Net Product Revenue	2019	2018	$ Change	% Change
(dollars in thousands)
Software and royalties	$489	$1,334	$(845)	(63)%
Percentage of total net product revenue	53%	76%
Hardware and consumables	$96	$133	$(37)	(28)%
Percentage of total net product revenue	10%	7%
Services	$338	$294	$44	15%
Percentage of total net product revenue	37%	17%
Total net product revenue	$923	$1,761	$(838)	(48)%

Software and royalty revenue decreased 63% or approximately $845,000 during the year ended December 31, 2019 as compared to the corresponding period in 2018. This decrease is attributable to lower identification project related revenue of approximately $705,000, lower law enforcement project related revenue of approximately $76,000, lower sales of boxed identity management software sold through our distribution channel of approximately $21,000 and lower royalty revenue of approximately $43,000. The decrease in identification project related revenue is reflective of additional software licenses sold into existing identification projects caused by increased end-user utilization during the twelve months ended December 31, 2018. The decrease in royalty revenue results primarily from lower reported usage from certain customers and the decrease in our law enforcement project revenue resulted from a decrease in the timing of procurement by our law enforcement customers. The decrease in boxed identity management software sold through our distribution channel reflects slightly lower procurement from both domestic and international customers.

Revenue from the sale of hardware and consumables decreased approximately $37,000 during the year ended December 31, 2019 as compared to the corresponding period in 2018 due to a decrease in project related solutions containing hardware  and consumables and a decrease in replacement hardware procurement by our customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased $44,000 during the year ended December 31, 2019 as compared to the corresponding period in 2018, due to an increase in the service element of project related work completed during the year ended December 31, 2019.

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

As discussed more fully elsewhere in this Annual Report, the full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

 During the twelve months ended December 31, 2019, we continued our efforts to move the Biometric Engine into cloud and mobile markets, and expand our end-user market into non-government sectors, including commercial, consumer and healthcare applications. Our approach to the markets we serve is to partner with larger integrators as resellers who have both the infrastructure and resources to sell into the worldwide market. We rely upon these partners for guidance as to when they expect revenue for our products to begin to ramp. During the year ended December 31, 2019 we saw additional customers implement GoVerify ID®, our cloud based mobile biometric authentication software as a service. Management believes that additional implementations will occur resulting in increased identities under management.

 Maintenance Revenue
	Twelve Months Ended December 31,
Maintenance Revenue	2019	2018	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$2,583	$2,643	$(60)	(2)%

Maintenance revenue was approximately $2,583,000 for the year ended December 31, 2019, as compared to approximately $2,643,000 for the corresponding periods in 2018. For the year ended December 31, 2019, identity management maintenance revenue was approximately $1,275,000 as compared to $1,344,000 for the comparable period in 2018. The decrease in identity management maintenance revenue of approximately $69,000 reflects the expiration of certain maintenance contracts. Law enforcement maintenance revenue was approximately $1,308,000 for the twelve months ended December 2019 as compared to $1,299,000 for the comparable period in 2018. This increase of approximately $9,000 is primarily due to the expansion of our law enforcement customer installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the continued expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth, if ever. Furthermore, we cannot predict how the effects of the COVID-19 pandemic, discussed more fully elsewhere in this Annual Report may affect our future growth.

Cost of Product Revenue

	Twelve Months Ended December 31,
Cost of Product Revenue:	2019	2018	$ Change	% Change
(dollars in thousands)
Software and royalties	$36	$11	$25	227%
Percentage of software and royalty product revenue	7%	1%
Hardware and consumables	$66	$92	$(26)	(28)%
Percentage of hardware and consumables product revenue	69%	69%
Services	$116	$102	$14	14%
Percentage of services product revenue	34%	35%
Total product cost of revenue	$218	$205	$13	6%
Percentage of total product revenue	24%	12%

The cost of software and royalty product revenue increased approximately $25,000 despite lower software and royalty revenue for the year ended December 31, 2019 as compared to the corresponding period in 2018 due to the 2019 period containing certain fixed third-party software license costs and the 2018 period containing significant software license revenue with minimal third-party license costs.

The cost of product revenue for our hardware and consumable sales during the year ended December 31, 2019 decreased approximately $26,000 as compared to the corresponding period in 2018 due primarily to lower hardware and consumable product revenue of approximately $37,000 during the 2019 period.

Cost of services revenue increased approximately $14,000 during the year ended December 31, 2019 as compared to the corresponding period in 2018. This increase reflects higher service revenue of approximately $44,000. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Twelve Months Ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Total maintenance cost of revenue	$425	$671	$(246)	(37)%
Percentage of total maintenance revenue	16%	25%

Cost of maintenance revenue decreased approximately $246,000 during the year ended December 31, 2019 as compared to the corresponding period in 2018, resulting principally from lower maintenance labor costs incurred during the year ended December 31, 2019 as compared to the corresponding period in 2018 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

Product Gross Profit
	Twelve Months Ended December 31,
Product gross profit	2019	2018	$ Change	% Change
(dollars in thousands)
Software and royalties	$453	$1,323	$(870)	(66)%
Percentage of software and royalty product revenue	93%	99%
Hardware and consumables	$30	$41	$(11)	(27)%
Percentage of hardware and consumables product revenue	31%	31%
Services	$222	$192	$30	16%
Percentage of services product revenue	66%	65%
Total product gross profit	$705	$1,556	$(851)	(55)%
Percentage of total product revenue	76%	88%

Software and royalty gross profit decreased 66% or approximately $870,000 for the year ended December 31, 2019 as compared to the corresponding period in 2018, due primarily to lower software and royalty revenue of approximately $845,000 combined with higher software and royalty cost of revenue of approximately $25,000 for the same period. This increase in software and royalty cost of revenue despite lower software and royalty revenue during the 2019 period as compared to the comparable 2018 period reflects the 2018 period containing software revenue with extremely minimal third-party software costs whereas the 2019 period did not contain similar revenues with related costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third -party software license content included in product sales during a given period.

Hardware and consumables gross profit decreased approximately $11,000 for the year ended December 31, 2019, as compared to the 2018 period. This decrease resulted from lower sales of hardware and consumables revenues of approximately $37,000 combined with corresponding lower cost of hardware and consumables product revenue of $26,000 for the year ended December 31, 2019 as compared to the corresponding period in 2018.

Services gross profit increased approximately $30,000 during the year ended December 31, 2019, as compared to the corresponding period in 2018, with such increase primarily resulting from higher service revenue of approximately $44,000 combined with higher cost of service revenue of approximately $14,000 for the year ended December 31, 2019 as compared to the corresponding period in 2018.

Maintenance Gross Profit
Maintenance gross profit	Twelve Months Ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Total maintenance gross profit	$2,158	$1,972	$186	9%
Percentage of total maintenance revenue	84%	75%

Gross profit related to maintenance revenue increased 9% or approximately $186,000 for the year ended December 31, 2019 as compared to the corresponding period in 2018. This increase results from lower maintenance revenue of approximately $60,000 due to the expiration of certain Identification customer maintenance contracts offset by lower cost of maintenance revenue of approximately $246,000 due to headcount reductions in our service department combined with lower maintenance labor cost incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

Operating Expense
	Twelve Months Ended December 31,
Operating expense	2019	2018	$ Change	% Change
(dollars in thousands)
General and administrative	$3,614	$4,285	$(671)	(16)%
Percentage of total net revenue	103%	97%
Sales and marketing	$3,937	$3,571	$366	10%
Percentage of total net revenue	112%	81%
Research and development	$7,488	$7,351	$137	2%
Percentage of total net revenue	214%	167%
Depreciation and amortization	$71	$51	$20	39%
Percentage of total net revenue	2%	1%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar decrease of approximately $671,000 in general and administrative expense for the year ended December 31, 2019 as compared to the corresponding period in 2018 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $24,000;

●
Decreases in professional services of approximately $395,000, which includes lower Board of Director fees of approximately $320,000, lower auditing fees of approximately $183,000 and lower legal fees of approximately $40,000 offset by higher general corporate expense of approximately $54,000, higher investor relations fees of approximately $21,000, higher patent-related fees of approximately $15,000, higher contractor fees of approximately $16,000 and higher contract services of approximately $42,000;

●
Decrease in travel, insurances, licenses, dues, rent, and office related costs of approximately $50,000;

●
Decrease in financing related expense of approximately $29,000; and

●
Decrease in stock-based compensation expense of approximately $173,000.

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

The dollar increase in sales and marketing expense of approximately $366,000 during the year ended December 31, 2019 as compared to the corresponding period in 2018, is primarily comprised of the following major components:

●
Increase in personnel related expense of approximately $108,000 driven primarily by headcount increases;

●
Increase in contractor and contract services of approximately $200,000 resulting from increased utilization of certain sales consultants of approximately $136,000 combined with higher marketing dues and subscription expense and contract services of approximately $64,000;

●
Increase in travel, trade show expense and office related expense of approximately $72,000;

●
Decrease in stock-based compensation expense of approximately $68,000; and

●
Increase in our Mexico sales office expense and other of approximately $54,000.

We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2020 will increase as we pursue large project solution opportunities, however we cannot predict how the effects of the COVID-19 pandemic, discussed more fully elsewhere in this Annual Report may affect our level of anticipated expenditures.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs.

Research and development expense increased approximately $137,000 for the year ended December 31, 2019, as compared to the corresponding period in 2018, due primarily to the following major components:

●
Increase in personnel related expense of approximately $354,000 due to headcount increases offset by approximately $335,000 in capitalized labor into work in process inventory related to in-process projects;

●
Increase in contractor fees and contract services of approximately $242,000 for services related to the accelerated development of mobile identity management applications offset by approximately $167,000 in capitalized labor into work in process inventory related to in-process projects;

●
Decrease in stock-based compensation of approximately $62,000; and

●
Increase in rent, office related expense and engineering tools and supplies of approximately $105,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the year ended December 31, 2019, depreciation and amortization expense increased approximately $20,000 as compared to the corresponding period in 2018. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The increase is reflective of certain furniture and leasehold improvement asset additions in the fourth quarter of 2018.

Interest Expense (Income), Net

For the year ended December 31, 2019, we recognized interest income of $90,000 and interest expense of $0. For the year ended December 31, 2018, we recognized interest income of $78,000 and interest expense of $541,000. The decrease in interest expense reflects the conversion of all amounts outstanding under the Company’s related-party lines of credit into shares of Series A Preferred stock in September 2018.

Interest expense for the year ended December 31, 2018 contains the following components:

●
Approximately $8,000 of amortization expense of deferred financing fees related to our Lines of Credit;

●
Approximately $162,000 of amortization expense of recognized beneficial conversion feature related to our Lines of Credit; and

●
Approximately $371,000 related to coupon interest on our 8% Line of Credit borrowings.

 Other Income

For the year ended December 31, 2019, we recognized other income of approximately $0 and other expense of $1,000. Other expense for the year ended December 31, 2019 is comprised of approximately $1,000 in foreign transaction expense.

For the year ended December 31, 2018, we recognized other income of approximately $4,000 and other expense of $0. Other income for the year ended December 31, 2018 is comprised of approximately $4,000 from miscellaneous receipts.

Change in Fair Value of Derivative Liabilities

For the year ended December 31, 2019, we recognized approximately $696,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2019. Such decrease was determined by management using fair value methodologies and is included as non-cash income under the caption “Change in fair value of derivative liabilities” in our consolidated statement of operations for twelve months ended December 31, 2019.

For the year ended December 31, 2018, we recognized approximately $232,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such increase was determined by management using fair value methodologies and is included as a non-cash expense under the caption “Change in fair value of derivative liabilities” in our consolidated statement of operations for the year ended December 31, 2018.

Income Tax Expense

During the years ended December 31, 2019 and 2018, we recorded an expense for income taxes of $10,000 and $11,000, respectively. These tax expenses relates to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

We have incurred consolidated pre-tax losses during the years ended December 31, 2019, and 2018, and have incurred operating losses in all prior periods. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized and has established a full valuation allowance for any tax benefits. Accordingly, we did not record a benefit for income taxes for these periods.

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

Related Party Financings

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and are due no later than 21 days after February 12, 2020. As of May 15, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member.

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. Terms of repayment are currently being negotiated between the Company and the Board members.

 2020 Common Stock Financings

On February 20, 2020, the Company entered into a securities purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP, (a Delaware limited partnership ("Triton" or the "Investor"). The Triton Purchase Agreement provides the Company the right to sell to Triton, and Triton is obligated to purchase, up to $2.0 million worth of shares of the Company's Common Stock under the Triton Purchase Agreement ( the ”Offering”). Pursuant to the terms and conditions set forth in the Triton Purchase Agreement, the purchase price of the Common Stock will be based on the number of shares of Common Stock equal to the amount in U.S. Dollars that the Company intends to sell to the Investor to be set forth in each written notice sent to the Investor by the Company (the "Purchase Notice") and delivered to the Investor (the "Purchase Notice Amount"), divided by the lowest daily volume weighted average price of the Company's Common stock listed on the OTC Markets during the five business days prior to closing (the "Purchased Shares"). The Closing of the purchase of the Purchased Shares as set forth in the Purchase Notice will occur no later than three business days following receipt of the Purchased Shares by the Investor.

The Offering was made pursuant to an effective registration statement on Form S-3, as previously filed with the SEC on July 10, 2018, and a related prospectus supplement filed on February 21, 2020. The Offering will terminate upon the earlier date of either (i) that date which the Investor has purchased an aggregate of $2.0 million in Purchased Shares pursuant to the Triton Purchase Agreement; or (i) March 31, 2020. The Company intends to use the proceeds from the Offering for general working capital purposes.

On April 29, 2020, the Company closed on the offer and sale to Triton of 6.0 million shares of Common Stock resulting in gross proceeds to the Company of $765,000, or a per share purchase price of $0.13 per share. The offering follows the offer and sale to Triton of 4.0 million shares of Common Stock for $0.16 per share, which offering closed on March 10, 2020, resulting in gross proceeds to the Company of $640,000.

On April 28, 2020 (the "Execution Date"), the "Company" entered into a purchase agreement, dated as of the Execution Date (the "Purchase Agreement"), and a registration rights agreement, dated as of the Execution Date (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $10,250,000 of the Company's Common Stock.

Under the terms and subject to the conditions of the Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of the Company’s common stock to 345 million shares, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 worth of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the "Commencement Date"). The Company has 30 business days to file the registration statement from the Execution Date.

Under the Purchase Agreement, on any business day over the term of the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a "Purchase Notice") directing Lincoln Park to purchase up to 125,000 shares of Common Stock per business day, which increases to up to 425,000 shares in the event the price of the Company’s Common Stock is not below $0.55 per share (the "Regular Purchase") (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). In each case, Lincoln Park's maximum commitment in any single Regular Purchase may not exceed $500,000. The Purchase Agreement provides for a purchase price per Purchase Share (the "Purchase Price") equal to the lesser of:

●
the lowest sale price of the Company's Common Stock on the purchase date; and

●
the average of the three lowest closing sale prices for the Company's Common Stock during the fifteen consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an "Accelerated Purchase Notice") directing Lincoln Park to purchase an amount of stock (the "Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company's Common Stock traded during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the "Accelerated Purchase Measurement Period"), provided that Lincoln Park will not be required to buy shares of Common Stock pursuant to an Accelerated Purchase Notice that was received by Lincoln Park on any business day on which the last closing trade price of the Company's Common Stock on the OTC Markets (or alternative national exchange in accordance with the Purchase Agreement) is below $0.25 per share. The purchase price per share of Common Stock for each such Accelerated Purchase will be equal to the lesser of:

●
95% of the volume weighted average price of the Company's Common Stock during the applicable Accelerated Purchase Measurement Period on the applicable Accelerated Purchase Date; and

●
the closing sale price of the Company's Common Stock on the applicable Accelerated Purchase Date.

The Company may also direct Lincoln Park on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the Purchase Agreement, to purchase an amount of stock (the "Additional Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate number of shares of the Company's Common Stock traded during a certain portion of the normal trading hours on the applicable Additional Accelerated Purchase date as determined in accordance with the Purchase Agreement (such period of time on the applicable Additional Accelerated Purchase date, the "Additional Accelerated Purchase Measurement Period"), provided that the closing price of the Company's Common Stock on the business day immediately preceding such business day is not below $0.25 (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). Additional Accelerated Purchases will be equal to the lower of:

●
95% of the volume weighted average price of the Company's Common Stock during the applicable Additional Accelerated Purchase Measurement Period on the applicable Additional Accelerated Purchase date; and

●
The closing sale price of the Company's Common Stock on the applicable Additional Accelerated Purchase date.

The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed that number which, together with Lincoln Park’s then current holdings of Common Stock, exceed 4.99% of the Common Stock outstanding immediately prior to the delivery of the Purchase Notice.

Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock.

The Company has agreed with Lincoln Park that it will not enter into any "variable rate" transactions with any third party for a period defined in the Purchase Agreement.

The Company issued to Lincoln Park 2,500,000 shares of Common Stock as commitment shares in consideration for entering into the Purchase Agreement on the Execution Date.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty, subject to the survival of certain provisions set forth in the Purchase Agreement. During any "event of default" under the Purchase Agreement, which are not outside of Lincoln Park's control, Lincoln Park does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the Purchase Agreement will automatically terminate.

Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's shares.

In April 2020, in connection with the execution of the Purchase Agreement, the Company sold, and Lincoln Park purchased, 1.0 million shares of Common Stock for a purchase price of $100,000 (“Original Purchase”).

CARES Act Financing

       On March 27, 2020, President Trump signed the CARES Act into law. On May 4, 2020, the Company entered into a loan agreement (“PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of approximately $1,571,000, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate.

2019 Common Stock Financings

In May 2019, the Company completed a registered direct offering of 5,954,545 shares of its Common Stock at a price of $1.10 per share, resulting in gross proceeds to the Company of approximately $6,550,000. Net proceeds to the Company were approximately $6,095,000 after recognition of direct offering costs.

2018 Series C Financing

On September 10, 2018, the Company offered and sold a total of 890 shares of Series C Preferred at a purchase price of $10,000 per share, and on September 21, 2018, the Company sold an additional 110 shares of Series C Preferred at a purchase price of $10,000 per share. The total net proceeds to the Company were approximately $8,789,000, after deducting financing related costs incurred in conjunction with the Series C Financing.

Related-Party Lines of Credit

On September 10, 2018, the Company entered into agreements with two members of the Company’s Board of Directors, Neal Goldman and Charles Crocker, pursuant to which Messrs. Goldman and Crocker agreed to exchange approximately $6,300,000 and $600,000, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective lines of credit for an aggregate of 6,896 shares of Series A Preferred. As a result of this agreement, all indebtedness, liabilities and other obligations arising under the respective lines of credit were cancelled and deemed satisfied in full.

For a more detailed discussion of the Company’s former Lines of Credit, see Note 5, Related Parties to these consolidated financial statements.

Going Concern and Management’s Plan

At December 31, 2019, we had negative working capital of approximately $1,653,000, as compared to positive working capital of approximately $3,078,000 at December 31, 2018. Our principal sources of liquidity at December 31, 2019 consisted of cash and cash equivalents of $1,030,000. Our principal sources of liquidity at December 31, 2018 consisted of cash and cash equivalents of $5,694,000.

Considering the financings consummated in 2020 and in May 2019, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. Based on the Company’s rate of cash consumption in the first quarter of 2020 and the last quarter of 2019, the Company estimates it will need additional capital in the third quarter of 2020 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has begun instituting several cost cutting measures and may utilize cash proceeds available under the Lincoln Park facility. Additionally, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities or may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities was $11,267,000 during the year ended December 31, 2019 as compared to $10,310,000 during the year ended December 31, 2018.  During the year ended December 31, 2019, net cash used in operating activities consisted of net loss of $11,581,000 and an increase in working capital and other assets and liabilities of $287,000. Those amounts were offset by approximately $723,000 of non-cash costs and $696,000 in non-cash income. Non-cash costs were $652,000 in stock-based compensation and $71,000 in depreciation and amortization. Non-cash income consisted of $696,000 in the change in fair value of derivative liabilities. During the year ended December 31, 2019, we used cash of $209,000 from increases in current assets offset by $168,000 from decreases in our operating leases right-of-use assets and generated cash of $357,000 through increases in current liabilities and deferred revenue offset by $32,000 used from decreases in contract costs.

During the year ended December 31, 2018, net cash used in operating activities consisted of net loss of $12,550,000 and an increase in working capital and other assets and liabilities of $489,000. Those amounts were offset by approximately $1,751,000 of non-cash costs, including $1,298,000 in stock-based compensation, $170,000 in debt issuance cost amortization and debt discount amortization, $51,000 in depreciation and amortization, and $232,000 in the change in fair value of derivative liabilities. During the year ended December 31, 2018, we used cash of $539,000 from increases in current assets and generated cash of $1,081,000 through increases in current liabilities and deferred revenue.

Investing Activities

Net cash used in investing activities was $31,000 for the year ended December 31, 2019 as compared to $240,000 for the year ended December 31, 2018. For the year ended December 31, 2019, we used cash of $31,000 to fund capital expenditures of software. For the year ended December 31, 2018, we used cash of $240,000 to fund capital expenditures of leasehold improvements and office furniture.

Financing Activities

We generated cash of $6,635,000 from financing activities for the year ended December 31, 2019, as compared to $8,900,000 for the year ended December 31, 2018. During the year ended December 31, 2019, we generated cash of approximately $166,000 from the exercise of 351,334 stock options resulting in the issuance of 351,334 shares of Common Stock, and $6,520,000 from the sale of 5,954,545 shares of Common Stock and used cash of approximately $51,000 for the payment of dividends on our Series B Preferred Stock. During the year ended December 31, 2018, we generated cash of approximately $162,000 from the exercise of 235,852 stock options resulting in the issuance of 235,852 shares of Common Stock, and generated cash of $10,000,000 in gross proceeds from the Series C Financing, offset by $1,211,000 in offering costs. During the year ended December 31, 2018, we used cash of approximately $51,000 for the payment of dividends on our Series B Preferred.

Debt

As a result of the conversion of amounts outstanding under the Company’s related-party lines of credit on September 10, 2018, at December 31, 2018, the Lines of Credit and all indebtedness, liabilities and other obligations arising thereunder were terminated, cancelled and deemed satisfied in full. As a result, no future borrowings are available under the Lines of Credit.

Real Property Leases

              Our corporate headquarters is located in San Diego, California, where we now occupy 8,511 square feet of office space at a cost of approximately $30,000 per month. We entered into this facility’s lease was in July 2018 and this new lease commenced on November 1, 2018 and terminates on April 30, 2025. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2019:

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

Stock-Based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenue	$13	$19
General and administrative	347	840
Sales and marketing	148	216
Research and development	135	197

Total	$643	$1,272

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

We had approximately $104,000 and $88,000 in revenue from sources outside the United States for the years ended December 31, 2019 and 2018, respectively. We made payments in foreign currencies to fund our foreign operations of approximately $983,000 and $1,009,000 for the years ended December 31, 2019 and 2018, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2019 and 2018 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

As previously disclosed by the Company, the following directors resigned from the Company: (i) Charles Croker resigned from the Board effective February 14, 2019; (ii) Robert T. Clutterbuck and Charles Frischer resigned from the Board effective May 8, 2019; and (iii) John Cronin resigned from the Board effective April 1, 2020. In addition, S. James Miller, Jr. resigned from his position as Chief Executive Officer but will remain as Executive Chairman of the Board of Directors and Wayne Wetherell resigned from his position as the Company’s Senior Vice President, Chief Financial Officer and Corporate Secretary, effective May 1, 2020.

Name	Age	Principal Occupation/Position Held With the Company
Kristin Taylor	53	Chief Executive Officer
Jonathan D. Morris	44	Senior Vice President, Chief Financial Officer
David Harding	50	Senior Vice President, Chief Technical Officer
S. James Miller, Jr.	66	Chair of the Board
David Carey	75	Director
Neal Goldman	75	Director
Guy Steve Hamm	72	Director
Dana W. Kammersgard	64	Director
David Loesch	75	Director

Kristin Taylor serves as our Chief Executive Officer since her appointment in March 2020, and is a seasoned innovative technology executive with over 20 years of experience in leading organizational modernization and developing go-to-market strategies. She currently serves as Principal at Veritas Lux since November 2019 and previously served as a consultant with Kristin Taylor Consulting since 2012, in which she developed a proprietary patented and algorithmic methodology to weigh and rank the most influential global technical analysts. From 2017 to 2019, Ms. Taylor served as Vice President of Worldwide Analyst Relations at IBM and led the efforts to modernize and transform IBM's analyst relations organization. From 2013 to 2017, she served as Vice President, Global Analyst and Public Relations at MediaTek, the third largest fabless semiconductor company worldwide with a $30 billion market cap, where she led the buildout of a new global public and analyst relations organization to penetrate the North American, European, Latin American, Russian and Indian markets. Prior to that, she served in various positions of increasing responsibility with Qualcomm from 1998 to 2010 including as Head of Industry Analyst Relations, Senior Director of Business Development, and as a Director in Information Technology. Ms. Taylor earned her Bachelor's degree in Sociology and Business Management from the University of New Hampshire.

Jonathan D. Morris serves as our Senior Vice President, Chief Financial Officer since his appointment in May 2020. Mr. Morris has over 23 years of experience as a finance executive holding key leadership positions in financial management, mergers & acquisitions, private equity, and both merchant banking and investment banking. Mr. Morris previously served as Chief Financial Officer of American Patriot Brands, a provider of consumer staples since joining the organization in 2019. Prior to that, Mr. Morris served in Direct Investments and Special Opportunities with Private Family Office from 2015 to 2019, where his primary responsibilities included the investment sourcing and long-term strategic partnerships with core stakeholders both domestically and internationally. From 2012 to 2015, he served in technology, media and telecommunications with Blackstone Group and from 2005 to 2012, he held positions within investment banking divisions of Credit Suisse. Mr. Morris began his career in 1997 within the merchant banking division of Lombard, Odier et Cie, private bank in Switzerland. Mr. Morris earned his Bachelor's degree in Finance from the University of Virginia and an MBA from Georgetown University.

David Harding serves as our Senior Vice President and Chief Technology Officer since his appointment in January 2006. Mr. Harding has more than 25 years of technology implementation and managerial experience and is responsible for strategic design, technology infrastructure and core strategy from concept through delivery. Before joining the Company, from 2001 to 2003, Mr. Harding was the Chief Technology Officer at IC Solutions, Inc., where he was responsible for all technology departments including the development and management of software, IT and quality assurance, as well as their respective hardware, software and human resource budgets. From 1999 to 2000, he served as the Chief Technology Officer at Thirsty.com and from 1996 to 1999, he served as the Chief Technology Officer at Fulcrum Point Technologies, Inc., and as a consultant to Access360, which is now part of IBM/Tivoli, from 1995 to 1996.

S. James Miller, Jr.  served as our Chief Executive Officer and President since 1990 until March 2, 2020 and currently serves as Chair of the Board since 1996. Prior to joining the Company, from 1980 to 1990, Mr. Miller was an executive with Oak Industries, Inc., a manufacturer of components for the telecommunications industry. While at Oak Industries, Mr. Miller served as a director and as Senior Vice President, General Counsel, Corporate Secretary and Chairman/President of Oak Industries’ Pacific Rim subsidiaries. He has a J.D. from the University of San Diego School of Law and a B.A. from the University of California, San Diego.

The Nominating and Corporate Governance Committee believes that Mr. Miller possesses substantial managerial expertise necessary to lead the Company through its various stages of development and growth. Additionally, the historical knowledge of the Company and his knowledge of the daily operations of the Company is extremely valuable to the Board of Directors and management as it executes the Company’s business plan. In addition, the Board of Directors values the input provided by Mr. Miller given his legal expertise.

David Carey was appointed to the Board in February 2006. Mr. Carey currently serves as the Chairman of Proxy Boards for Leonard DRS Technologies and OnPoint Consulting. In addition, he is a member of the Proxy Board for Informatica Federal Operations, Corp. and serves on a number of Advisory Boards. Mr. Carey briefly served on the Board of Cybergy, Inc., a publicly-listed company prior to his resignation in 2015. He is a former Executive Director of the Central Intelligence Agency (“CIA”), where he served for 32 years until 2001. During his career with the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer within the agency. Mr. Carey earned his B.S. in Economics from Cornell University and a MBA from the University of Delaware.

The Board of Directors believes that Mr. Carey’s experience as a former Executive Director of the CIA and his in-depth knowledge and expertise with IT security matters as well as his extensive network within the intelligence and security community, provides the Board with specialized expertise and insight into the specific markets in which the Company operates.

Neal Goldman was appointed to the Board in August 2012. Mr. Goldman is currently President, Chief Compliance Officer and a director of Goldman Capital Management, Inc., an employee owned investment advisor that he founded in 1985. Additionally, Mr. Goldman is Chairman of Charles and Colvard, LTD, a specialty jewelry company. Mr. Goldman has previously served as a member of the Board of Directors and its Compensation Committee for Blyth, Inc., a New York Stock Exchange-listed designer and marketer of home decorative and fragrance products.

Mr. Goldman is the Company’s largest shareholder and has significant investment experience.  As a result, the Board of Directors believes that Mr. Goldman provides valuable insight to the Board of Directors as it seeks to build shareholder value.

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

The Board of Directors believes that Mr. Hamm’s experience in public accounting, together with his managerial experience as a Chief Financial Officer, provides the Audit Committee with the expertise needed to oversee the Company’s finance and accounting functions and oversight of its independent registered public accountants.

Dana Kammersgard was appointed to the Board in May of 2016. He is currently the Executive Vice President, Cloud Systems and Solutions for Seagate Technology (“Seagate Systems”), where he is responsible for all storage systems related products and strategies. Prior to joining Seagate Systems in 2015, he served as the President, Chief Executive Officer and a director of Dot Hill System Corp. (“Dot Hill”) since 2006. Mr. Kammersgard served as President of Dot Hill from 2004 to 2006 and from 1999 to 2004, he served as its Chief Technical Officer. Mr. Kammersgard was a Founder of Artecon, Inc. (“Articon”) a storage systems company, where he served as a director from its inception in 1984 until the Articon’s merger with a competitor, Box Hill Systems Corp. in 1999. While at Artecon, Mr. Kammersgard served in various positions, including Secretary and Senior Vice President of Engineering from March 1998 until August 1999, and as Vice President of Sales and Marketing from March 1997 until March 1998. Prior to that, Mr. Kammersgard was the Director of Software Development at Calma, a division of General Electric Company. Mr. Kammersgard holds a B.A. in chemistry from the University of California, San Diego.

The Board of Directors believes that Mr. Kammersgard’s engineering and technical experience, coupled with his senior executive management experience with technology companies, is valuable to the Company’s Board of Directors and senior management in navigating the technical and marketing challenges within the industry.

David Loesch was appointed to the Board in September 2001. Prior to that, he served as a Special Agent with the Federal Bureau of Investigations (“FBI”) for 29 years and upon his retirement from the FBI, Mr. Loesch was the Assistant Director in Charge of the Criminal Justice Information Services Division. He was awarded the Presidential Rank Award for Meritorious Executive in 1998 and has served on the Board of Directors of the Special Agents Mutual Benefit Association since 1996. He is also a member of the International Association of Chiefs of Police and the Society of Former Special Agents of the FBI, Inc. In 1999, Mr. Loesch was appointed by former Attorney General Janet Reno to serve as one of 15 original members of the Compact Council, an organization charged with promulgating rules and procedures governing the use and exchange of criminal history records for non-criminal justice use. Mr. Loesch served in the United States Army as an Officer with the 101st Airborne Division in Vietnam. He holds a Bachelor’s degree from Canisius College and a Master’s degree in Criminal Justice from George Washington University. Mr. Loesch continues to work as a private consultant on criminal justice information sharing and the use of biometrics to help identify criminals and individuals of special concern.

The Board of Directors believes that Mr. Loesch’s extensive service as a Special Agent with the FBI, together with his knowledge of security issues relevant to the Company’s products and markets, provides the Board of Directors and the Company with valuable input regarding the Company’s competitors and the markets in which the Company serves.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements were complied with in a timely manner.

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

Board Leadership Structure

Our Board of Directors has discretion to determine whether to separate or combine the roles of Chief Executive Officer and Chair of the Board. Prior to the appointment of Kristin Taylor as President and Chief Executive Officer on March 2, 2020, and during the year ended December 31, 2019, S. James Miller held the roles of both Chief Executive Officer and Chair of the Board since 1996, and our Board believed that at the time, his combined role was advantageous to the Company and its stockholders. The Board now believes it to be in the best interest of the Company and its stockholders as well as the Board, to separate these roles to allow Mr. Miller to focus solely on the Chair’s responsibility to develop meeting agendas that focus the Board’s time and attention on the most critical matters and to facilitate constructive dialogue among Board members on strategic issues. Ms. Taylor will then be able to focus her time and attention on the in-depth knowledge of the issues, opportunities and risks facing the Company, our business and our industry to fulfill the responsibilities of our Chief Executive Officer.

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

Director Independence

Our Board of Directors has determined that all of its members, other than Mr. Goldman, who beneficially owns approximately 31.9% of the Company’s Common Stock, are “independent” within the meaning of the Nasdaq Stock Market Rules and SEC rules regarding independence.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Hamm (Committee Chair), Carey and Loesch, each of whom is a non-management member of our Board of Directors. Mr. Hamm is also our Audit Committee financial expert, as currently defined under current SEC rules. The Audit Committee met three times during the year ended December 31, 2019.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable Nasdaq Stock Market Rules and SEC rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans. The Compensation Committee currently consists of Messrs. Carey (Committee Chair) and Goldman, each of whom is a non-management member of our Board of Directors. The Compensation Committee met one time during the year ended December 31, 2019. Although Mr. Carey meet the criteria for independence under the applicable Nasdaq Stock Market Rules and SEC rules and regulations, Mr. Goldman is not considered independent under such requirements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the nonemployee members of the Board. The Nominating and Corporate Governance Committee met three times during the year ended December 31, 2019.

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

The compensation received by our named executive officers in fiscal year 2019 is set forth in the Summary Compensation Table, below. For 2019, the named executive officers included: (i) S. James Miller, Jr., Chair of the Board of Directors and former Chief Executive Officer; (ii) David Harding, Senior Vice President Engineering, Chief Technical Officer, and (iii) David Somerville, former Senior Vice President Sales and Marketing.

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

In each fiscal year, the Compensation Committee determines the amount and relative weight of each component for all executives, including the named executive officers. Base salaries are paid in fixed amounts and thus do not encourage risk taking. For 2019, we had no incentive bonus programs.

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

Base Salary

Because our compensation philosophy stresses performance-based awards, base salary is intended to be a smaller portion of total executive compensation relative to long-term equity. Therefore, we target executive base salary at the median level of the compensation guidelines that have been approved by the Compensation Committee. In addition, the Compensation Committee takes into account the executive’s scope of responsibility and significance to the execution of our long-term strategy, past accomplishments, experience and personal performance and compares each executive’s base salary with those of the other members of senior management. The Compensation Committee may give different weighting to each of these factors for each executive, as it deems appropriate. The Compensation Committee did not retain a compensation consultant or determine a compensation peer group for 2019. In 2019, there were no changes to the base salaries paid to our named executive officers except for the contractually specified cost of living adjustments.

Annual Incentive Compensation

The Compensation Committee has not adopted an executive bonus plan for 2020.

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

Compensation Committee Interlocks and Insider Participation

As of December 31, 2019, the members of our Compensation Committee were, David Carey (Committee Chair), John Cronin and Neal Goldman. As a result of Mr. Cronin’s resignation from the Board, the Compensation Committee currently consists of Messrs. Carey and Goldman. None of the current or past members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or director of any entity that has one or more executive officers serving on our Compensation Committee or our Board of Directors.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions included in our Annual Report on Form 10-K for the year ended December 31, 2019. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The Compensation Committee of the Board of Directors:
David Carey, Committee Chair Neal Goldman

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2019 and 2018 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2019, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (1)(2)	All Other Compensation		Total

S. James Miller, Jr.	2019	$400,856	$-	$-	$16,799		$417,655
Chair of the Board and	2018	$387,787	$-	$199,408	$19,967	(3)	$607,162
Former Chief Executive Officer
David Harding	2019	$275,000	$-	$-	$4,784		$279,784
Vice President and	2018	$275,000	$-	$161,481	$5,288	(4)	$441,769
Chief Technical Officer
David Somerville	2019	235,000	$-	-	8,963		243,963
Former Sr. Vice President Sales	2018	$230,631	$-	$90,400	$67,089	(5)	$388,120
and Marketing

(1)	All option awards were granted under the 1999 Plan.

(2)
The amounts presented in this column do not reflect the cash value or realizable value of option grants to the named executive officers during the year ended December 31, 2019 or 2018. During the year ended December 31, 2019 and 2018, no named executive officer exercised an option and therefore no value was realized during the reporting period. The amounts reflect the grant date fair value of the options awarded in the fiscal years ended December 31, 2019 and 2018, respectively, in accordance with the provisions of FASB ASC Topic 718. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our common stock. Historical volatility factors utilized in our Black-Scholes computations for options granted during the years ended December 31, 2019 and 2018 ranged from 64% to 57%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2019 and 2018 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2019 and 2018 was 2.58%. Dividend yield is zero, as we do not expect to declare any dividends on our common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(3)	This amount includes premiums on life insurance and disability insurance of $2,984 and matching 401(k) contributions of $1,800.

(4)	This amount includes premiums on life insurance and disability insurance of $8,399 and matching 401(k) contributions of $8,400.

(5)
This amount includes premiums in life insurance and disability insurance of $1,848 and matching 401(k) contributions of $7,115. Effective March 9, 2020, Mr. Somerville resigned from his position with the Company.

Grants of Plan Based Awards

There were no plan-based awards granted in 2019 to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the then Named Executive Officers outstanding as of December 31, 2019:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
David Harding	325,000	—	$0.92	2/2/2022	—	$—
	100,000	—	$0.93	2/8/2023	—	$—
	75,000	—	$1.93	10/29/2023	—	$—
	50,000	—	$2.29	12/15/2024	—	$—
	125,000	—	$1.73	9/14/2025	—	$—
	300,000	---	$1.37	9/20/2026	—	$—
	58,375	41,625	$1.75	1/31/2028	—	$—
Former Named Executive Officers
S. James Miller, Jr.	225,000	—	$1.11	3/10/2021	—	$—
	450,000	—	$0.92	2/2/2022	—	$—
	100,000	—	$0.93	2/8/2023	—	$—
	100,000	—	$1.93	10/29/2023	—	$—
	50,000	—	$2.29	12/15/2024	—	$—
	150,000	—	$1.73	9/14/2025	—	$—
	300,000	---	$1.37	9/20/2026	—	$—
	116,679	83,330	$1.75	1/31/2028		$—

David Somerville	175.000	125,000	$1.75	1/31/2028	—	$—

Employment Agreements

Kristin Taylor. On March 2, 2020, we entered into an employment agreement with Ms. Kristin Taylor, our President and Chief Executive Officer. This agreement provides for an annual base salary of $330,000 for a period of 24 months effective April 10, 2020. The agreement is also provides for (i) the grant of a stock option to purchase 1.75 million shares of the Company's Common Stock, which stock option shall vest in three equal annual installments beginning one year from the date of issuance; (ii) an annual bonus equal to 100% of Ms. Taylor's annual salary upon meeting the following performance objectives: (a) the Company establishing a major partnership that generates $1.5 million in revenue during the calendar year 2020; (b) the Company achieving positive cash flow by the year ended December 31, 2020; (c) the Company's operating loss being reduced by a minimum of 50% by the year ended December 31, 2020; and (d) total sales exceeding $10.0 million in 2020, with each objective equal to 25% of the total bonus objective. If all performance objectives are met, Ms. Taylor will be granted an additional stock option to purchase 500,000 shares of Common Stock. In the event of termination of her employment other than by reason of death or disability, or for cause, the employment agreement is also anticipated to provide Ms. Taylor with certain severance payments, including continuation of her salary for the greater of one year or the remaining term under her employment agreement.

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

Former Named Executive Officers

S. James Miller, Jr. On October 1, 2005, we entered into an employment agreement with Mr. Miller, pursuant to which Mr. Miller served as President and Chief Executive Officer until his resignation on March 2, 2020. Historically, Mr. Miller’s employment agreement was amended annually to extend the expiration date, and was amended on January 31, 2019 to extend the expiration date of the agreement to December 31, 2019. The agreement provided for annual base compensation in the amount of $291,048, which amount, as a result of cost-of-living adjustments, was increased to $400,856. Under this agreement, Mr. Miller was entitled to reimbursement for reasonable expenses incurred in connection with our business. Under the terms of the agreement, Mr. Miller was entitled to the following severance benefits if we terminated his employment without cause or in the event of an involuntary termination: (i) a lump sum cash payment equal to twenty-four months base salary; (ii) continuation of Mr. Miller’s fringe benefits and medical insurance for a period of three years; and (iii) immediate vesting of 50% of Mr. Miller’s outstanding stock options and restricted stock awards. In the event that Mr. Miller’s employment is terminated within six months prior to or thirteen months following a change of control (defined below), Mr. Miller was entitled to the severance benefits described above, except that 100% of Mr. Miller’s outstanding stock options and restricted stock awards will immediately vest. As a result of Mr. Miller’s resignation as President and Chief Executive Officer on March 2, 2020, all outstanding options will continue to vest as long as Mr. Miller remains as a member of the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan Category Equity compensation plans approved by	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
security holders:	(a)	(b)	(c)

1999 Stock Award Plan, as amended and restated	7,204,672	$1.32	401,919

Description of Equity Compensation Plans

1999 Stock Option Plan

The 1999 Plan was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at December 31, 2019 was approximately 402,000.

Director Compensation

Board members who also serve on the Audit Committee receive additional monthly compensation of $458 for the Committee Chair and $208 for the remaining members of the Audit Committee. Board members who also serve on the Compensation Committee receive additional monthly compensation of $417 for the Committee Chair and $208 for the remaining members of the Compensation Committee. The members of the Board are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policies. For the fiscal year ended December 31, 2019 the total amounts of compensation to non-employee directors (excluding reimbursable expenses) was approximately $82,564, which amount was paid $20,500 in cash with the remainder paid in stock options.

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

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2019, other than a director who also served as an executive officer:

Current Directors	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
David Carey	$7,500	$-	$8,131	$-	$15,631

Neal Goldman	$2,500	$-	$8,131	$-	$10,631

Guy Steve Hamm	$5,500	$-	$8,131	$-	$13,631

Dana Kammersgard	$0	$-	$12,865	$-	$12,865

David Loesch	$2,500	$-	$8,131	$-	$10,631

Former Directors
Robert T. Clutterbuck (2)	$-	$-	$3,152	$-	$3,152

Charles Crocker (3)	$-	$-	$2,240	$-	$2,240

John Cronin (4)	$2,500	$-	$8,131	$-	$10,631

Charles Frischer (2)	$-	$-	$3,152	$-	$3,152

(1)
The amounts reflect the grant date fair value of options recognized as compensation in 2019, in accordance with the provisions of FASB ASC Topic 718, and thus may include amounts from awards granted prior to 2019.

(2)	Messrs. Clutterbuck and Frischer resigned from their positions as members of our Board of Directors on May 6, 2019.

(3)	Mr. Crocker resigned from his position as a member of our Board of Directors on February 14, 2019.

(4)	Mr. Cronin resigned from his position as a member of our Board of Directors on April 1, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of May 13, 2020, we had four classes of voting stock outstanding: (i) Common Stock; (ii) our Series A Preferred; (iii) our Series B Preferred and (iv) our Series C Preferred. The following tables sets forth information regarding shares of Series A Preferred, Series B Preferred, Series C Preferred, and Common Stock beneficially owned as of May 13, 2020 by:

(i)
Each of our officers and directors;
(ii)
All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock, Series A Preferred, Series B, and Series C. Percent ownership is calculated based on 37,467 shares of Series A Preferred, 239,400 shares of Series B Preferred, 1,000 shares of Series C Preferred and 127,352,722 shares Common Stock outstanding as of May 13, 2020.

Beneficial Ownership of Series A Preferred Name, Address and Title (if applicable) (1)	Series A Preferred Stock (2)	% Ownership of Class (2)

Directors and Named Executive Officers: (3)
S. James Miller, Jr., Chair of the Board	100	*
Wayne Wetherell, Former Chief Financial Officer	25	*
Neal Goldman, Director	9,434	25.2%
Total beneficial ownership of directors and officers as a group (9 persons):	9,559	25.5%

5% Stockholders:
Charles Frischer 4404 52nd Avenue NE Seattle, WA 98105	3,105	8.3%
Robert C. Clutterbuck 1360 East 9th Street, Suite 1250 Cleveland, OH 44114	2,148	5.7%
CF Special Situation Fund I, LP (4) 1360 East 9th Street, Suite 1250 Cleveland, OH 44114	5,605	15.0%
CAP 1 LLC (5) 14000 Quail Spring Parkway, Suite 2200 Oklahoma City, OK 73134	3,000	8.0%
Richard Leahy 322 Pilots Point Mt. Pleasant, SC 29464	2,000	5.3%

* less than 1%

(1)	The business address of each of the executive officers and directors is 13500 Evening Creek Drive N., Suite 550, San Diego, CA 92128.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Each of the Company’s Named Executive Officers and directors who do not hold shares of Series A Preferred are excluded from this table.

(4)	Robert T. Clutterbuck is President of CF Special Situation Fund I, LP.

(5)	Mr. David Sackler, President of CAP I LLC, may be deemed to have voting and investment discretion over the securities identified herein.

Beneficial Ownership of Series B Preferred Name, Address and Title (if applicable) (1)	Series B Preferred Stock (2)	% Ownership of Class (2)
Darrelyn Carpenter	28,000	12%
Frederick C. Orton	20,000	8%
Howard Harrison	20,000	8%
Wesley Hampton	16,000	7%

(1)
Each of the Company’s Named Executive Officers and directors who do not hold shares of Series B Preferred are excluded from this table. The business address of each of the executive officers and directors is 13500 Evening Creek Drive N., Suite 550, San Diego, CA  92128.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series C Preferred Name, Address and Title (if applicable) (1)	Series C Preferred Stock (2)	% Ownership of Class (2)
Blackwell Partners LLC – Series A (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	128	12.8%
Geode Capital Management LP 1 Post Office Square, 20th Floor Boston, MA 02109	100	10.0%
Nantahala Capital Partners Limited Partnership (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	54	5.4%
Nantahala Capital Partners II Limited Partnership (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	112	11.2%
Nantahala Capital Partners SI LP (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	397	39.7%
Shellback Financial, LLC 16405 45th Avenue North Minneapolis, MN 55446	100	10.0%
Silver Creek CS SAV, L.L.C. (3) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	59	5.9%

(1)	Each of the Company’s Named Executive Officers and directors who do not hold shares of Series C Preferred are excluded from this table.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

Beneficial Ownership of Common Stock Name and Address	Number of Shares (1)	Percent of Class (2)

Directors and Named Executive Officers:
S. James Miller, Jr., Chair of the Board (3)	2,623,951	2.0%
David Carey, Director (4)	267,356	*
Neal Goldman, Director (5)	42,459,853	31.1%
G. Steve Hamm, Director (6)	264,942	*
Dana W. Kammersgard, Director (7)	233,170	*
David Loesch, Director (8)	295,564	*
Kristin Taylor, Chief Executive Officer	0	*
Jonathan D. Morris, Chief Financial Officer	0	*
Wayne Wetherell, Former Chief Financial Officer (9)	693,380	*
David Harding, Chief Technical Officer (10)	1,100,025	*%

Total beneficial ownership of directors and Named Executive Officers as a group (9 persons):	47,938,240	31.5%

* less than 1%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof, or which will not become vested or exercisable within 60 days of May 13, 2020.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 127,352,722 shares of Common Stock outstanding as of May 13, 2020. Options that are presently exercisable or exercisable within 60 days of May 13, 2020 are deemed to be beneficially owned by the stockholder holding the options for the purpose of computing the percentage ownership of that stockholder, but are not treated as outstanding for the purpose of computing the percentage of any other stockholder.

(3)
Includes 75,201 shares held jointly with spouse, 1,525,002 shares issuable upon exercise of stock options, each exercisable within 60 days of May 13, 2020, and 91,578 shares issuable upon the conversion of Series A Preferred, and 3,987 shares issuable upon the exercise of warrants.

(4)	Includes 160,670 shares issuable upon exercise of stock options exercisable within 60 days of May 13, 2020.

(5)
Includes 8,639,499 shares issuable upon the conversion of Series A Preferred and 145,670 shares issuable upon exercise of stock options, each exercisable within 60 days of May 13, 2020. Mr. Goldman exercises sole voting and dispositive power over 33,298,556 shares, and shared voting and dispositive power over 3,147,700 reported shares, of which 3,000,000 shares are owned by the Goldman Family 2012 GST Trust and 147,700 shares are owed by The Neal and Marlene Goldman Foundation, and 376,128 shares issuable upon the exercise of warrants.

(6)	Includes 160,670 shares issuable upon exercise of stock options exercisable within 60 days of May 13, 2020.

(7)	Includes 147,670 shares issuable upon exercise of stock options exercisable within 60 days of May 13, 2020.

(8)	Includes 160,670 shares issuable upon exercise of stock options, each exercisable within 60 days of May 13, 2020.

(9)	Includes 365,861 shares issuable upon exercise of stock options exercisable within 60 days of May 13, 2020.

(10)	Includes 1,050,025 shares issuable upon exercise of stock options exercisable within 60 days of May 13, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Lines of Credit

At January 1, 2018, the Company had certain convertible Lines of Credit borrowing facilities with two members of the Company’s Board of Directors. Before their termination, (described more fully below), these convertible Lines of Credit bore interest at 8% per annum and were convertible into that number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding balance by $1.25. These convertible Lines of Credit had a maturity date of December 31, 2018.

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

  For the years ended December 31, 2019 and 2018, the Company recorded approximately $0 and $30,000, respectively, in debt discount attributable to beneficial conversion feature and accreted approximately $0 and $162,000, respectively, of debt discount. Such expense is recorded as a component of interest expense in the Company’s consolidated statements of operations.

On September 10, 2018, the Company entered into an agreement with the board members, pursuant to which they agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective Lines of Credit for an aggregate of 6,896 shares of the Company’s Series A Preferred. As a result of this exchange, all indebtedness, liabilities and other obligations arising under the Lines of Credit were terminated, cancelled and deemed satisfied in full. Because the holders of the Lines of Credit are members of the Company’s Board of Directors and shareholders of the Company, they are considered related parties and the exchange transaction is considered a capital transaction and is recorded within the equity accounts of the Company.

Notes Payable

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and are due no later than 21 days after February 12, 2020. As of May 15, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member.

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. Terms of repayment are currently being negotiated between the Company and Board Members.

Professional Services Agreement

During the year ended December 31, 2018, the Company entered into professional services agreement with a firm whose managing director is also a member of the Company’s Board of Directors. During the year ended December 31, 2018, the Company recorded and paid one-half of the aggregate fee of $50,000 with the remaining payment being made during the year ended December 31, 2019.

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2019 and 2018 by Mayer Hoffman McCann P.C. (“MHM”), the Company’s independent registered public accounting firm. Substantially all of MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

	Fiscal Year Ended
	2019	2018

Audit fees	$374,000	$396,000

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

Total Fees	$374,000	$396,000

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

During 2018, the Audit Committee has applied the de minimis exception to fees paid of approximately $2,000 or 1% of total fees paid to the Company’s independent accountant. Such fees relate to tax return preparation fees for one of the Company’s dormant foreign subsidiaries.

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
3.11
Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 13, 2018).

3.12
Amendment No. 1 to the Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed September 13, 2018).

4.1	Form of Amendment to Warrant, dated March 21, 2012, (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K, filed April 4, 2012).
4.2	Form of Warrant, dated September 10, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed September 13, 2018).
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

10.54
Securities Purchase Agreement by and between the Company and Triton, dated February 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 27, 2020.

10.54
Purchase Agreement, by and between ImageWare Systems, Inc. and Lincoln Park Capital Fund, LLC, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 30, 2020).

10.55
Registration Rights Agreement, by and between ImageWare Systems, Inc. and Lincoln Park Capital Fund, LLC, dated April 28, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 30, 2020).

10.56
Note Payable Agreement by and between ImageWare Systems, Inc. and COMERICA BANK, dated April 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 11, 2020).

10.55
Purchase Agreement, by and between ImageWare Systems, Inc. and Lincoln Park Capital Fund, LLC, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 30, 2020).

10.56
Registration Rights Agreement, by and between ImageWare Systems, Inc. and Lincoln Park Capital Fund, LLC, dated April 28, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 30, 2020).

10.57
Note Payable Agreement by and between ImageWare Systems, Inc. and COMERICA BANK, dated April 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 11, 2020).

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

Registrant Date: May 15, 2020	ImageWare Systems, Inc. /s/ Kristin Taylor
Kristin Taylor
Chief Executive Officer (Principal Executive Officer) and President

Date: May 15, 2020	/s/ Jonathan D. Morris
Jonathan D. Morris
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 15, 2020	/s/ S. James Miller, Jr.
S. James Miller, Jr.
Executive Chair

Date: May 15, 2020	/s/ David Carey
David Carey
Director
/s/ Neal Goldman
Date: May 15, 2020	Neal Goldman
Director
/s/ Steve Hamm
Date: May 15, 2020	Steve Hamm
Director
/s/ Dana Kammersgard
Date: May 15, 2020	Dana Kammersgard
Director

Date: May 15, 2020	/s/ David Loesch
David Loesch
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
ImageWare Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated  statements of operations, comprehensive loss, shareholders’ deficit and cash flows for each of the two  years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for lease agreements as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019, under the modified retrospective method.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate sufficient cash flows from operations to maintain operations and, therefore, is dependent on additional financing to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 15, 2020, expressed an unqualified opinion.

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
May 15, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
ImageWare Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ImageWare Systems, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated  statements of operations, comprehensive loss, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and our report dated May 15, 2020, expressed an unqualified opinion on those consolidated financial statements, and included explanatory paragraphs regarding the Company’s change in method of accounting for lease agreements as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019, as well as the existence of substantial doubt about the Company’s ability to continue as a going concern.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California
May 15, 2020

 IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,030	$5,694
Accounts receivable, net of allowance for doubtful accounts of $7 and $0 at December 31, 2019 and 2018, respectively.	657	968
Inventory, net	615	29
Other current assets	243	233
Total Current Assets	2,545	6,924

Property and equipment, net	216	244
Other assets	257	332
Operating lease right-of-use assets	1,906	—
Intangible assets, net of accumulated amortization	70	82
Goodwill	3,416	3,416
Total Assets	$8,410	$10,998

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$515	$678
Deferred revenue	1,629	1,215
Accrued expense	1,312	888
Operating lease liabilities, current portion	373	—
Derivative liabilities	369	1,065
Total Current Liabilities	4,198	3,846

Other long-term liabilities	118	147
Lease liabilities, net of current portion	1,716	—
Pension obligation	2,256	1,876
Total Liabilities	8,288	5,869

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 1,000 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively; liquidation preference $10,000 at December 31, 2019 and December 31, 2018, respectively.	8,884	8,156

Shareholders’ Deficit:
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and outstanding at December 31, 2019 and 2018, respectively; liquidation preference $37,467 at December 31, 2019 and 2018, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at December 31, 2019 and 2018, respectively; liquidation preference $607 at December 31, 2019 and 2018, respectively.	2	2
Common Stock, $0.01 par value, 175,000,000 shares authorized; 113,353,176 and 98,230,336 shares issued at December 31, 2019 and 2018, respectively, and 113,346,472 shares and 98,223,632 shares outstanding at December 31, 2019 and 2018, respectively.	1,133	981
Additional paid-in capital	195,079	184,130
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,741)	(1,428)
Accumulated deficit	(203,171)	(186,648)
Total Shareholders’ Deficit	(8,762)	(3,027)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$8,410	$10,998

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue:
Product	$923	$1,761
Maintenance	2,583	2,643
	3,506	4,404
Cost of revenue:
Product	218	205
Maintenance	425	671
Gross profit	2,863	3,528

Operating expense:
General and administrative	3,614	4,285
Sales and marketing	3,937	3,571
Research and development	7,488	7,351
Depreciation and amortization	71	51
	15,110	15,258
Loss from operations	(12,247)	(11,730)

Interest (income) expense, net	(90)	463
Change in fair value of derivative liabilities	(696)	232
Other components of net periodic pension expense	109	118
Other (income) expense, net	1	(4)
Loss before income taxes	(11,571)	(12,539)

Income tax expense	10	11
Net loss	$(11,581)	$(12,550)
Preferred dividends, deemed dividends and accretion	(5,670)	(3,913)
Net loss available to common shareholders	$(17,251)	$(16,463)

Basic and diluted loss per common share — see Note 2:
Basic and diluted loss per share available to common shareholders	$(0.17)	$(0.17)
Basic and diluted weighted-average shares outstanding	104,372,048	95,210,572

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018

Net loss	$(11,581)	$(12,550)
Other comprehensive income (loss):
Reduction (increase) in additional minimum pension liability	(312)	209
Foreign currency translation adjustment	(1)	27
Comprehensive loss	$(11,894)	$(12,314)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
 (In thousands, except share amounts)

	Series A Convertible, Redeemable Preferred		Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2018	37,467	$-	239,400	$2	98,230,336	$981	(6,704)	$(64)	$184,130	$(1,428)	$(186,648)	$(3,027)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(728)	-	-	(728)
Issuance of common stock net of financing costs	-	-	-	-	5,954,545	60	-	-	6,060	-	-	6,120
Issuance of common stock pursuant to option exercises	-	-	-	-	351,334	4	-	-	162	-	-	166
Stock-based compensation expense	-	-	-	-	-	-	-	-	643	-	-	643
Warrants issued in lieu of cash as compensation for services	-	-	-	-	-	-	-	-	9	-	-	9
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	(312)	-	(312)
Dividends on Series A preferred stock, $(103.03)/share	-	-	-	-	6,959,523	70	-	-	3,791	-	(3,861)	-
Dividends on Series B preferred stock, $(0.21)/share	-	-	-	-	-	-	-	-	-	-	(51)	(51)
Divedends on Series C preferred stock, $(1,030.28)/share	-	-	-	-	1,857,438	18	-	-	1,012	-	(1,030)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(11,581)	(11,581)
Balance at December 31, 2019	37,467	$-	239,400	$2	113,353,176	$1,133	(6,704)	$(64)	$195,079	$(1,741)	$(203,171)	$(8,762)

	Series A Convertible, Redeemable Preferred		Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2017	31,021	-	239,400	2	94,174,540	941	(6,704)	(64)	172,414	(1,664)	(170,481)	1,148

Issuance of common stock pursuant to Series A Preferred Stock conversions	(450)	-	-	-	391,304	4	-	-	(4)	-	-	-
Related Party debt exchange for Series A Preferred Stock	6,896	-	-	-	-	-	-	-	6,802	-	-	6,802
Cumulative effect of ASC 606 adoption	-	-	-	-	-	-	-	-	-	-	96	96
Accretion of Series A Preferred Stock discount	-	-	-	-	-	-	-	-	(200)	-	-	(200)
Issuance of common stock warrants as compensation	-	-	-	-	-	-	-	-	26	-	-	26
Issuance of Common Stock pursuant to option exercises	-	-	-	-	235,852	2	-	-	162	-	-	164
Recognition of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	30	-	-	30
Modification of preferred stock	-	-	-	-	-	-	-	-	92	-	(92)	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,272	-	-	1,272
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	209	-	209
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	27	-	27
Dividends on Series A Preferred Stock, $(99.14)/share	-	-	-	-	3,074,008	31	-	-	3,220	-	(3,251)	-
Dividends on Series B Preferred stock, $(0.21)/share	-	-	-	-	-	-	-	-	-	-	(51)	(51)
Dividends on Series C Preferred Stock, $(1,042.38)/share	-	-	-	-	354,632	3	-	-	316	-	(319)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(12,550)	(12,550)
Balance at December 31, 2018	37,467	-	239,400	2	98,230,336	981	(6,704)	(64)	184,130	(1,428)	(186,648)	(3,027)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
Cash flows from operating activities	2019	2018
Net loss	$(11,581)	$(12,550)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	71	51
Amortization of debt discounts and debt issuance costs	—	170
Stock-based compensation	643	1,272
Warrants issued in lieu of cash as compensation for services	9	26
(Gain) loss from change in fair value of derivative liabilities	(696)	232
Change in assets and liabilities
Accounts receivable	311	(414)
Inventory	(586)	50
Other assets	66	(229)
Operating lease right-of-use assets	168	—
Accounts payable	(162)	221
Accrued expense	37	600
Deferred revenue	415	200
Contract costs	(29)	—
Pension obligation	67	61
Total adjustments	314	2,240

Net cash used by operating activities	(11,267)	(10,310)

Cash flows from investing activities
Purchase of property and equipment	(31)	(240)
Net cash used by investing activities	(31)	(240)

Cash flows from financing activities
Proceeds from issuance of common stock, net	6,520	—
Proceeds from exercise of stock options	166	162
Proceeds from issuance of preferred stock, net of issuance costs	—	8,789
Dividends paid to preferred stockholders	(51)	(51)

Net cash provided by financing activities	6,635	8,900

Effect of exchange rate changes on cash and cash equivalents	(1)	27
Net increase (decrease) in cash and cash equivalents	(4,664)	(1,623)
Cash and cash equivalents at beginning of year	5,694	7,317
Cash and cash equivalents at end of year	$1,030	$5,694
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Exchange of related party indebtedness for Series A Convertible Preferred Stock	$—	$6,802
Beneficial conversion feature of related party lines of credit	$—	$30
Stock dividends on Series A Convertible Preferred Stock	$3,861	$3,251
Stock dividends on Series C Convertible Redeemable Preferred Stock	$1,030	$319
Recognition of operating lease right-of-use assets from adoption of ASC 842	$2,265	$—
Recognition of lease liabilities of ASC 842	$(2,280)	$—
Conversion of Series A Convertible Preferred Stock into Common Stock	$—	$4
Recognition of derivative liabilities on preferred stock issuance	$—	$833
Deemed dividend on preferred stock modification	$—	$92
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$728	$200
Reduction in additional minimum pension liability	$312	$209
Accrued financing costs	$400	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

1.  DESCRIPTION OF BUSINESS AND OPERATIONS

Overview

As used in this Report, “we”, “us”, “our”, “ImageWare”, “ImageWare Systems” or the “Company” refers to ImageWare Systems, Inc. and all of its subsidiaries. ImageWare Systems, Inc. is incorporated in the state of Delaware. The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s “flagship” product is the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or internet sites. Biometric technology is now an integral part of all markets the Company addresses, and all the products are integrated into the IWS Biometric Engine.

Liquidity, Going Concern and Management’s Plan

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations.

At December 31, 2019, we had negative working capital of approximately $1,653,000. Our principal sources of liquidity at December 31, 2019 consisted of cash and cash equivalents of $1,030,000.

Related Party Financings

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and were due no later than 21 days after February 12, 2020. As of May 15, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member.

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. Terms of repayment are currently being negotiated between the Company and Board Members.

 2020 Common Stock Financings

On February 20, 2020, the Company entered into a securities purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP, (a Delaware limited partnership ("Triton" or the "Investor"). The Triton Purchase Agreement provides the Company the right to sell to Triton, and Triton is obligated to purchase, up to $2.0 million worth of shares of the Company's common stock, par value $0.01 per share ("Common Stock"), under the Triton Purchase Agreement ( the ”Offering”). Pursuant to the terms and conditions set forth in the Triton Purchase Agreement, the purchase price of the Common Stock will be based on the number of shares of Common Stock equal to the amount in U.S. Dollars that the Company intends to sell to the Investor to be set forth in each written notice sent to the Investor by the Company (the "Purchase Notice") and delivered to the Investor (the "Purchase Notice Amount"), divided by the lowest daily volume weighted average price of the Company's Common stock listed on the OTC Markets during the five business days prior to closing (the "Purchased Shares"). The Closing of the purchase of the Purchased Shares as set forth in the Purchase Notice will occur no later than three business days following receipt of the Purchased Shares by the Investor.

The Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement Number 333-225935), as previously filed with the Securities and Exchange Commission (the "SEC") on July 10, 2018, and a related prospectus supplement filed on February 21, 2020. The Offering will terminate upon the earlier date of either (i) that date which the Investor has purchased an aggregate of $2.0 million in Purchased Shares pursuant to the Triton Purchase Agreement; or (i) March 31, 2020. The Company intends to use the proceeds from the Offering for general working capital purposes.

On April 29, 2020, the Company closed on the offer and sale to Triton of 6.0 million shares of Common Stock resulting in gross proceeds to the Company of $765,000, or a per share purchase price of $0.13 per share. The offering follows the offer and sale to Triton of 4.0 million shares of Common Stock for $0.16 per share, which offering closed on March 10, 2020, resulting in gross proceeds to the Company of $640,000. Aggregate net proceeds from this financing approximated $1,389,000 after recognition of direct offering costs.

On April 28, 2020 (the "Execution Date"), the "Company" entered into a purchase agreement, dated as of the Execution Date (the "Purchase Agreement"), and a registration rights agreement, dated as of the Execution Date (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $10,250,000 of the Company's common stock, $0.01 par value per share (the "Common Stock").

Under the terms and subject to the conditions of the Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of the Company’s common stock to 345 million shares, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 worth of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the "Commencement Date"). The Company has 30 business days to file the registration statement from the Execution Date.

Under the Purchase Agreement, on any business day over the term of the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a "Purchase Notice") directing Lincoln Park to purchase up to 125,000 shares of Common Stock per business day, which increases to up to 425,000 shares in the event the price of the Company’s Common Stock is not below $0.55 per share (the "Regular Purchase") (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). In each case, Lincoln Park's maximum commitment in any single Regular Purchase may not exceed $500,000. The Purchase Agreement provides for a purchase price per Purchase Share (the "Purchase Price") equal to the lesser of:

●
the lowest sale price of the Company's Common Stock on the purchase date; and

●
the average of the three lowest closing sale prices for the Company's Common Stock during the fifteen consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, the Purchase Agreement also provides for accelerated purchases and other terms and conditions as more fully described in Note 18.

Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's shares.

In April 2020, in connection with the execution of the Purchase Agreement, the Company sold, and Lincoln Park purchased, 1.0 million shares of Common Stock for a purchase price of $100,000 (“Original Purchase”). Due to the terms of the Purchase Agreement as described above, management is not currently expecting the related proceeds from this agreement to be sufficient to sustain operations for an extended period of time.

CARES Act Financing

       On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On May 4, 2020, the Company entered into a loan agreement (“PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company's operations and those of third parties on which the Company relies. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the financial markets may reduce our ability to access capital, which could negatively impact the Company's short-term and long-term liquidity. These effects could have a material impact on the Company's liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At May 6, 2020, cash on hand approximated $2,012,000 of which approximately $1,571,000 was the PPP loan and is to be used primarily for payroll costs, rent and utilities. Based on the Company’s rate of cash consumption in the first quarter of 2020 and the last quarter of 2019, the Company estimates it will need additional capital in the third quarter of 2020 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has begun instituting several cost cutting measures and may utilize cash proceeds available under the Lincoln Park facility. Additionally, management may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities or may seek strategic or other transactions intended to increase shareholder value. There are currently no financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

 In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, operate at a profit or generate positive cash flows in the future. Therefore, management’s plans do not alleviate the substantial doubt of the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements are prepared under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105-10, Generally Accepted Accounting Principles, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, recoverability of goodwill, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series C Preferred Financing (defined below), fair value of Series A Preferred (defined below), assumptions used in the application of revenue recognition policies, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Contract costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At December 31, 2018, we had recorded approximately $147,000 in contract costs relating to capitalized commissions. During the year ended December 31, 2019, we recognized approximately $29,000 of capitalized contract costs as expense. Such expense is included as a component of operating expense and is included under the caption “Sales and marketing” in our consolidated statement of operations for the year ended December 31, 2019. We recorded no additional contract costs in the year ended December 31, 2019. We recognized approximately $132,000 of revenue during the year ended December 31, 2019 that was related to contract costs at the beginning of the period.

Other items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The adoption of ASC 606 as of January 1, 2018 resulted in a cumulative positive adjustment to beginning accumulated deficit and accounts receivable of approximately $96,000. The following table sets forth our disaggregated revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
Net Revenue	2019	2018
(dollars in thousands)

Software and royalties	$489	$1,334
Hardware and consumables	96	133
Services	338	294
Maintenance	2,583	2,643
Total net revenue	$3,506	$4,404

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

 A package of practical expedient to not reassess:

●
Whether a contract is or contains a lease

●
Lease classification

●
Initial direct costs

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management, which at December 31, 2019, had a negative carrying amount of approximately $8,762,000. Based on the results of the Company’s impairment testing, the Company determined that its goodwill was not impaired as of December 31, 2019 and December 31, 2018.

Intangible and Long-Lived Assets

Intangible assets are carried at their cost less any accumulated amortization.  Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of December 31, 2019, and through the date of this Annual Report, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Derivative Liabilities

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging”. Under the provisions of ASC 815, the Company identified embedded features within the Series C Preferred host contract that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s consolidated balance sheets under the caption “Derivative liabilities”. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss. Such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s consolidated statements of operations. During the twelve months ended December 31, 2019, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $696,000. As a result of this decrease, such liabilities aggregated approximately $369,000 at December 31, 2019. During the twelve months ended December 31, 2018, the Company recorded an increase to these derivative liabilities using fair value methodologies of approximately $232,000 which resulted in a December 31, 2018 aggregated balance of approximately $1,065,000

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2019 and 2018, exceeded the FDIC insurance limits of $250,000. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $7,000 and $0 at December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, two customers accounted for approximately 37% or $1,301,000 of total revenue and had trade receivables of approximately $161,000 as of the end of the year.  For the year ended December 31, 2018, one customer accounted for approximately 36% or $1,573,000 of total revenue and had trade receivables of approximately $0 as of the end of the year.

Stock-Based Compensation

At December 31, 2019, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $643,000 and $1,272,000 for the years ended December 31, 2019 and 2018, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2019 and 2018 ranged from 64% to 57%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2019 and 2018 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2019 and 2018 averaged 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, (ASC 740).Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The amount accrued for uncertain tax positions was $0 at December 31, 2019 and 2018.

The Company’s uncertain tax position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax positions could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2019 and 2018 was $0.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenue and expense of such subsidiaries have been translated into U.S. dollars at weighted-average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive loss, decreased approximately $1,000 for the year ended December 31, 2019, and increased approximately $27,000 for the year ended December 31, 2018.

Comprehensive Loss

Comprehensive loss consists of net gains and losses affecting shareholders’ deficit that, under generally accepted accounting principles, are excluded from net loss. For the Company, the only items are the cumulative translation adjustment and the additional minimum liability related to the Company’s defined benefit pension plan, recognized pursuant to ASC 715-30, “Compensation - Retirement Benefits - Defined Benefit Plans – Pension”.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred approximately $5,000 in advertising expense during the years ended December 31, 2019 and December 31, 2018.

Loss Per Share

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, convertible lines of credit, stock options and warrants, calculated using the treasury stock and if-converted methods.  For diluted loss per share calculation purposes, the net loss available to common shareholders is adjusted to add back any preferred stock dividends in the consolidated statements of operations for the respective periods.

(Amounts in thousands, except share and per share amounts)
	Year Ended December 31,
Numerator for basic and diluted loss per share:	2019	2018
Net loss	$(11,581)	$(12,550)
Preferred dividends, deemed dividends and accretion	(5,670)	(3,913)
Net loss available to common shareholders	$(17,251)	$(16,463)

Denominator for basic and diluted loss per share — weighted-average shares outstanding	104,372,048	95,210,572

Basic and diluted loss per share:
Net loss available to common shareholders	$(0.17)	$(0.17)

 The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2019	Common Share Equivalents at December 31, 2018
Convertible redeemable preferred stock – Series A	32,580,000	32,580,000
Convertible redeemable preferred stock – Series B	46,029	46,029
Convertible redeemable preferred stock – Series C	10,000,000	10,000,000
Stock options	7,204,672	7,227,248
Warrants	1,733,856	1,813,856
Total Potential Dilutive Securities	51,564,557	51,667,133

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

FASB ASU No. 2016-13. In June 2016, the FASB issued Accounting Standard Update (“ASU No. 2016-13”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This guidance is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU No. 2018-15. In August 2018, the FASB issued ASU 2018-15, “Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years ending after December 15, 2019. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FASB ASU No. 2018-18. In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”.  The ASU provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants and only allows a company to present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.  The amendments in ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

FASB ASU No. 2019-12. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740).  The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  Early adoption of the amendments is permitted.  For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

	Fair Value at December 31, 2019
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,713	$—	$—	$1,713
Totals	$1,713	$—	$—	$1,713
Liabilities:
Derivative liabilities	$369	$—	$—	$369
Totals	$369	$—	$—	$369

	Fair Value at December 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,734	$—	$—	$1,734
Totals	$1,734	$—	$—	$1,734
Liabilities:
Derivative liabilities	$1,065	$—	$—	$1,065
Totals	$1,065	$—	$—	$1,065

The Company’s German pension plan is funded by insurance contract policies whereby the insurance company guarantees a fixed minimum return. The Company has determined that the pension assets are appropriately classified within Level 3 of the fair value hierarchy because they are valued using actuarial valuation methodologies which approximate cash surrender value that cannot be corroborated with observable market data. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The investment manager is responsible for the investment strategy of the insurance premiums that Company submits and does not hold individual assets per participating employer. The German Federal Financial Supervisory oversees and supervises the insurance contracts.

As of December 31, 2019, the Company had embedded features contained in the Series C Preferred host instrument (issued in September 2018) that qualified for derivative liability treatment.  The recorded fair market value of these features was approximately $369,000 and $1,065,000 at December 31, 2019 and 2018, respectively, and are classified as a current liability in the consolidated balance sheets as of December 31, 2019 and 2018. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses the lattice framework, Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities.

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

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the fair value methodologies during 2019 and 2018 are a risk-free rate of 2.47% to 1.57%, equity volatility of 75.0% to 57%, effective life of 4.69 years to 1.69 years , and a preferred stock dividend rate of 10.0%.Additionally, management has made certain estimates regarding the timing of potential change of control events.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary.  That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value in 2019 and 2018 are presented below:

($ in thousands)	December 31, 2019	December 31, 2018

Pension assets:
Fair value at beginning of year	$1,734	$1,806
Return on plan assets	80	82
Company contributions and benefits paid, net	(68)	(70)
Effect of rate changes	(33)	(84)
Fair value at end of year	$1,713	$1,734

The reconciliations of Level 3 derivative liabilities measured at fair value in 2019 and 2018 are presented below:

($ in thousands)	December 31, 2019	December 31, 2018

Derivative liabilities
Fair value at beginning of year	$1,065	$-
Issuances from Series C Preferred Financing	-	833
Change in fair value included in earnings	(696)	232
Fair value at end of year	$369	$1,065

4.  INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s patent intangible assets were $70,000 and $82,000 as of December 31, 2019 and 2018, respectively, which includes accumulated amortization of $589,000 and $577,000 as of December 31, 2019 and 2018, respectively.  Amortization expense for patent intangible assets was $12,000 for the years ended December 31, 2019 and 2018. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 6.5 years. There was no impairment of the Company’s intangible assets during the years ended December 31, 2019 and 2018.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2019, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at December 31, 2019, had a negative carrying amount of approximately $8,762,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired during the years ended December 31, 2019 and 2018.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2020	$12
2021	12
2022	12
2023	12
2024	12
Thereafter	10
Totals	$70

5.  RELATED PARTIES

Convertible Lines of Credit

At January 1, 2018, the Company had certain convertible Lines of Credit borrowing facilities with two members of the Company’s Board of Directors. Before their termination, (described more fully below), these convertible Lines of Credit bore interest at 8% per annum and were convertible into that number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding balance by $1.25. These convertible Lines of Credit had a maturity date of December 31, 2018.

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

For the years ended December 31, 2019 and 2018, the Company recorded approximately $0 and $30,000, respectively, in debt discount attributable to beneficial conversion feature and accreted approximately $0 and $162,000, respectively, of debt discount. Such expense is recorded as a component of interest expense in the Company’s consolidated statements of operations.

On September 10, 2018, the Company entered into an agreement with the board members, pursuant to which they agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective Lines of Credit for an aggregate of 6,896 shares of the Company’s Series A Preferred. As a result of this exchange, all indebtedness, liabilities and other obligations arising under the Lines of Credit were terminated, cancelled and deemed satisfied in full. Because the holders of the Lines of Credit are members of the Company’s Board of Directors and shareholders of the Company, they are considered related parties and the exchange transaction is considered a capital transaction and is recorded within the equity accounts of the Company.

Notes Payable

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and are due no later than 21 days after February 12, 2020. As of May 15, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member.

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. Terms of repayment are currently being negotiated between the Company and Board Members.

Professional Services Agreement

During the year ended December 31, 2018, the Company entered into professional services agreement with a firm whose managing director is also a member of the Company’s Board of Directors. During the year ended December 31, 2018, the Company recorded and paid one-half of the aggregate fee of $50,000 with the remaining payment being made during the year ended December 31, 2019.

6.  INVENTORY

Inventories of $615,000 as of December 31, 2019 were comprised of work in process of $608,000, representing direct labor costs on in-process projects and finished goods of $7,000 net of reserves for obsolete and slow-moving items of $3,000.

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

7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2019 and 2018, consisted of:

($ in thousands)	2019	2018

Equipment	$996	$967
Leasehold improvements	77	77
Furniture	257	255
	1,330	1,299
Less accumulated depreciation	(1,114)	(1,055)
	$216	$244

Total depreciation expense for the years ended December 31, 2019 and 2018 was approximately $59,000 and $39,000, respectively.

8.  ACCRUED EXPENSE

Principal components of accrued expense consist of:

($ in thousands)	December 31, 2019	December 31, 2018

Compensated absences	$385	$352
Wages, payroll taxes and sales commissions	6	44
Customer deposits	18	30
Rent	—	14
Royalties	72	72
Pension and employee benefit plans	58	48
Accrued financing fees	500	100
Professional services	121	45
Income and sales taxes	50	79
Dividends	40	42
Other	62	62
	$1,312	$888

9.  INCOME TAXES

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

The significant components of the income tax provision are as follows:

($ in thousands)	Year Ended December 31,
Current	2019	2018
Federal	$—	$—
State	—	—
Foreign	10	11

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$10	$11

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2019 and 2018:

($ in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$21,981	$19,881
Stock based compensation	1,678	2,318
Reserves and accrued expense	118	45
Gross deferred tax assets	23,777	22,244
Valuation allowance	(23,643)	(22,159)
Gross deferred tax assets after valuation allowance	134	85
Deferred tax liability - Intangible and fixed assets	(134)	(85)

Net deferred tax liabilities	$—	$—

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2019	2018

Amounts computed at statutory rates	$(2,432)	$(2,636)
State income tax, net of federal benefit	(579)	(1,051)
Change in net operating loss carryforwards	879	(3,012)
Equity compensation	617	—
Non-deductible interest	(146)	36
Foreign tax rate differential	184	210
Other	3	3
Net change in valuation allowance on deferred tax assets	1,484	6,461

	$10	$11

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $63,216,000, that begin to expire in 2023. The Company has federal net operating losses of approximately $23,753,000 that arose after the 2017 tax year and will carryforward indefinitely, the utilization of which is limited to 80% of taxable income in any given year. The Company has net operating loss carryforwards of approximately for the state of California that will begin to expire in 2035.

The Internal Revenue Code (the “Revenue Code”) limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes”, as defined under Section 382 of the Revenue Code, in several years, though the Company has not performed a study to determine the limitation. The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount in the table above as the actual limitation has not yet been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

Tax returns for the years 2015 through 2019 are subject to examination by taxing authorities. The Company and its subsidiaries are subject to U.S. federal and state income tax, and in the normal course of business, its income tax returns are subject to examination by the relevant taxing authorities. As of December, 31, 2019, the 2015 – 2019 tax years remain subject to examination in the U.S. federal tax state and foreign jurisdictions. However, to the extent allowed by law, the taxing authorities may have the right to examine the period from 2000 through 2019 where net operating losses and income tax credits were generated and carried forward and make adjustments to the amount of the net operating loss and income tax credit carryforward amount. The Company is not currently under examination by federal, state, or foreign jurisdictions.

10.  LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 – Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% as the discount rates implicit in the Company’s leases cannot be readily determined. Such assets and liabilities aggregated approximately $2,265,000 and $2,280,000 as of January 1, 2019, respectively. The Company determined that it had no arrangements representing finance leases.

The Company’s operating leasing arrangements are summarized below:

●
The Company’s corporate headquarters is located in San Diego, California, where it occupies 8,511 square feet of office space at an average cost of approximately $28,000 per month. This facility’s lease was entered into by the Company in July 2018. This lease commenced on November 1, 2018 and terminates on April 30, 2025;

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

For the twelve months ended December 31, 2019, the Company recorded approximately $673,000 in lease expense using the straight-line method. For the twelve months ended December 31, 2018, prior to the adoption of ASC 842, the Company recorded approximately $672,000 in operating lease expense. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of December 31, 2019 is 4.52 years. Cash payments under operating leases aggregated approximately $481,000 for the twelve months ended December 31, 2019 and are included in operating cash flows.

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

At December 31, 2019, future minimum undiscounted lease payments are as follows:

($ in thousands)
2020	671
2021	642
2022	652
2023	425
2024	387
Thereafter	130
Total	2,907
Short-term leases not included in lease liability	(22)
Present Value effect on future minimum undiscounted lease payments at December 31, 2019	(796)
Lease liability at December 31, 2019	$2,089
Less current portion	(373)
Non-current lease liability at December 31, 2019	$1,716

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

Effective September 15, 2017, the employment agreements for the Company’s Chief Executive Officer and Chief Technical Officer were amended to extend the term of each executive officer’s employment agreement until December 31, 2018, and on January 30, 2019, both agreements were amended again to further extend the term of each executive officer’s employment agreement until December 31, 2019. Such employment agreements were not renewed and expired on December 31, 2019.

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

12.  MEZZANINE EQUITY

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

There were no issuances or conversions of Series C Preferred during the year ended December 31, 2019. The Company issued the holders of Series C Preferred an aggregate of 1,857,438 shares of Common Stock during the year ended December 31, 2019 as dividends. Such shares of Common Stock were paid as dividends on the following dates:

●
157,945 shares of Common Stock on March 31, 2019,
●
266,793 shares of Common Stock on June 30, 2019,
●
495,688 shares of Common Stock on September 30, 2019 and
●
937,012 shares of Common Stock on December 31, 2019.

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

The Company noted that the Series C Preferred Stock instrument was a hybrid instrument that contains several embedded features. In November 2014, the FASB issued ASU 2014-16 to amend ASC 815, “Derivatives and Hedging”, (“ASC 815”) and require the use of the whole instrument approach (described below) to determine whether the nature of the host contract in a hybrid instrument issued in the form of a share is more akin to debt or to equity. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015.

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

For the twelve months ended December 31, 2019 and 2018, the Company recorded the accretion of the Series C discount of approximately $728,000 and $200,000, respectively, using the effective interest rate method.

The Company reflected the following in Mezzanine Equity for the Series C Preferred Stock as of December 31, 2019 and 2018:

	Series C
	Convertible,
	Redeemable
	Preferred
(amounts in thousands, except share amounts)	Shares	Amount

Issuance of Series C Preferred Stock	1,000	$10,000

Discount - transaction costs	—	$(1,211)

Net Proceeds	—	$8,789

Discount - bifurcated derivative	—	$(833)

Accretion of discount - deemed dividend	—	$200

Total Series C Preferred Stock – December 31, 2018	1,000	$8,156
Accretion of discount – deemed dividend for the twelve months ended December 31, 2019	—	$728

Total Series C Preferred Stock – December 31, 2019	1,000	$8,884

13.  EQUITY

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

On September 10, 2018, the Company entered into exchange agreements with two members of the Company's Board of Directors, Messrs. Goldman and Crocker, pursuant to which Goldman and Crocker agreed to exchange approximately $6.3 million and $0.6 million, respectively, of outstanding debt (including accrued and unpaid interest) owed under the terms of their respective Lines of Credit for an aggregate of 6,896 shares of Series A Preferred. See Note 5. - Related Parties for a further description of the Lines of Credit.

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

The Company had 37,467 shares of Series A Preferred outstanding as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company had cumulative undeclared dividends of $0. There were no conversions of Series A Preferred into Common Stock during the year ended December 31, 2019. During the year ended December 31, 2018, certain holders of Series A Preferred converted 450 shares of Series A Preferred into 391,304 shares of the Company’s Common Stock. The Company issued the holders of Series A Preferred an aggregate of 6,959,523 shares of Common Stock during the year ended December 31, 2019 as payment of dividends due during the 2019 year and issued an aggregate of 3,074,008 shares of Common Stock during the year ended December 31, 2018 as payment of dividends due during the 2018 year.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred stock, par value $0.01 per share (“Series B Preferred”), outstanding as of December 31, 2019 and 2018. At December 31, 2019 and 2018, the Company had cumulative undeclared dividends of approximately and $8,000. There were no conversions of Series B Preferred into Common Stock during the year ended December 31, 2019 and 2018. The Company paid dividends of approximately $51,000 to the holders of our Series B Preferred during the twelve months ended December 31, 2019 and December 31, 2018.

Common Stock

On February 8, 2018, the Company filed with the Secretary of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation, as amended, to increase the authorized number of shares of its Common Stock to from 150,000,000 shares to 175,000,000 shares.

The following table summarizes outstanding Common Stock activity for the following periods:

Common Stock
Shares outstanding at December 31, 2017	94,167,836
Shares issued pursuant to payment of stock dividend on Series A Preferred	3,074,008
Shares issued as payment of stock dividend on Series C Preferred	354,632
Shares issued pursuant to conversion of Series A Preferred	391,304
Shares issued pursuant to option exercises	235,852
Shares outstanding at December 31, 2018	98,223,632
Shares issued pursuant to payment of stock dividend on Series A Preferred	6,959,523
Shares issued as payment of stock dividend on Series C Preferred	1,857,438
Shares issued for cash	5,954,545
Shares issued pursuant to option exercises	351,334
Shares outstanding at December 31, 2019	113,346,472

Warrants

As of December 31, 2019, warrants to purchase 1,733,856 shares of Common Stock at prices ranging from $0.01 to $1.46 were outstanding. All warrants are exercisable as of December 31, 2019 and expire as of July 29, 2020, except for an aggregate of 1,643,856 warrants, which become exercisable only upon the attainment of specified events. Such warrants expire at various dates through September 2028.The intrinsic value of warrants outstanding at December 31, 2019 was $0. The Company has excluded from this computation any intrinsic value of the 1,493,856 warrants issued to the Series A Preferred stockholders due to the conversion exercise contingency more fully described above.

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

The following table summarizes warrant activity for the following periods:
	Warrants	Weighted- Average Exercise Price

Balance at December 31, 2017	230,000	$0.91
Granted	1,583,856	$0.08
Expired / Canceled	—	$—
Exercised	—	$—
Balance at December 31, 2018	1,813,856	$0.19
Granted	—
Expired / Canceled	(80,000)	$1.13
Exercised	—
Balance at December 31, 2019	1,733,856	$0.14

There were no warrants issued or exercised during the twelve months ended December 31, 2019 and 80,000 warrants expired unexercised during the 2019 year.

14.  STOCK-BASED COMPENSATION

Stock Options

As of December 31, 2019, the Company had one active stock-based compensation plan: the 1999 Stock Option Plan (the “1999 Plan”).

1999 Plan

The Company’s 1999 Stock Award Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at December 31, 2019 was 401,919.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expense based upon the departments to which substantially all the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $643,000 and $1,272,000 for the years ended December 31, 2019 and 2018, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2019 and 2018 ranged from 64% to 57%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2019 and 2018 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2019 and 2018 averaged 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2017	6,093,512	$1.23	5.8
Granted	1,545,500	$1.67	—
Expired/Cancelled	(175,912)	$1.33	—
Exercised	(235,852)	$0.70	—
Balance at December 31, 2018	7,227,248	$1.4	5.8
Granted	750,000	$0.89	--
Expired/Cancelled	(421,242)	$1.52	--
Exercised	(351,334)	$0.47	--
Balance at December 31, 2019	7,204,672	$1.32	5.3

At December 31, 2019, a total of 7,204,672 options were outstanding, of which 6,004,187 were exercisable at a weighted average price of $1.35 per share with a remaining weighted average contractual term of 4.6 years.  The Company expects that, in addition to the 6,004,187 options that were exercisable as of December 31, 2019, another 1,200,485 will ultimately vest resulting in a combined total of 7,204,672.  Those 7,204,672 shares have a weighted average exercise price of $1.32 and an aggregate intrinsic value of approximately $1,000 as of December 31, 2019. Stock-based compensation expense related to equity options was approximately $643,000 and $1,272,000 for the years ended December 31, 2019 and 2018, respectively.

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2019 and 2018 was $0.47 and $0.94, respectively. At December 31, 2019, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $683,000, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

During the year ended December 31, 2019, there were 351,334 options exercised for cash resulting in the issuance of 351,334 shares of the Company’s Common Stock and proceeds of approximately $166,000. During the year ended December 31, 2018, there were 235,852 options exercised for cash resulting in the issuance of 235,852 shares of the Company’s Common Stock and proceeds of approximately $164,000.

The intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was approximately $222,000 and $175,000, respectively. The intrinsic value of options exercisable at December 31, 2019 and 2018 was approximately $0 and $248,000, respectively.  The intrinsic value of options that vested during 2019 was approximately $0. The aggregate intrinsic value for all options outstanding as of December 31, 2019 and 2018 was approximately $1,000 and $248,000, respectively.

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

Stock-based Compensation

Stock-based compensation related to equity options has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenue	$13	$19
General and administrative	347	840
Sales and marketing	148	216
Research and development	135	197

Total	$643	$1,272

Common Stock Reserved for Future Issuance

The following table summarizes the Common Stock reserved for future issuance as of December 31, 2019:

Common Stock
Convertible preferred stock – Series A, Series B and Series C	42,626,029
Stock options outstanding	7,204,672
Warrants outstanding	1,733,856
Authorized for future grant under stock option plans	401,919

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service. In 2018, the Company authorized contributions of approximately $166,000 for the 2018 plan year of which $128,000 were paid prior to December 31, 2018. In 2019, the Company authorized contributions of approximately $184,000 for the 2019 plan year of which $138,000 were paid prior to December 31, 2019.

16.  PENSION PLAN

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

($ in thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$3,610	$3,830
Service cost	—	—
Interest cost	70	72
Actuarial (gain) loss	436	(34)
Effect of exchange rate changes	(67)	(174)
Effect of curtailment	—	—
Benefits paid	(80)	(84)
Benefit obligation at end of year	3,969	3,610

Change in plan assets:
Fair value of plan assets at beginning of year	1,734	1,806
Actual return of plan assets	80	82
Company contributions	12	13
Benefits paid	(80)	(84)
Effect of exchange rate changes	(33)	(83)
Fair value of plan assets at end of year	1,713	1,734
Funded status	(2,256)	(1,876)
Unrecognized actuarial loss (gain)	1,778	1,542
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(1,778)	(1,542)
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(2,256)	$(1,876)

Components of net periodic benefit cost are as follows:
Service cost	$—	$—
Interest cost on projected benefit obligations	70	72
Expected return on plan assets	(53)	(56)
Amortization of prior service costs	—	—
Amortization of actuarial loss	92	102
Net periodic benefit costs	$109	$118

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	1.3%	2.0%
Expected return on plan assets	3.2%	3.2%
Rate of pension increases	2.0%	2.0%
Rate of compensation increase	N/A	N/A

The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$3,969	$3,610
Accumulated benefit obligation	$3,969	$3,610
Fair value of plan assets	$1,713	$1,734

As of December 31, 2019, the following benefit payments are expected to be paid as follows (in thousands):

2020	$81
2021	$95
2022	$97
2023	$103
2024	$122
2025 — 2029	$687

The Company made contributions to the plan of approximately $12,000 during the year ended December 31, 2019, and $13,000 during the year ended December 31, 2018. The company anticipates making contributions at similar levels during the next fiscal year.

In accordance with the Company’s adoption of ASU 2017-07, the components of net periodic pension expense is shown in the Company’s Consolidated Statement of Operations for the years ended December 31, 2019 and 2018 under “Other components of net periodic pension expense”.

The measurement date used to determine the benefit information of the plan was January 1, 2020.

17.  ACCUMULATED OTHER COMPREHENSIVE LOSS

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

As of December 31, 2019 and 2018, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2019	2018

Additional minimum pension liability	$(1,456)	$(1,144)
Foreign currency translation adjustment	(285)	(284)
Ending balance	$(1,741)	$(1,428)

18.    SUBSEQUENT EVENTS

     CARES Act

     On March 27, 2020, President Trump signed the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property.

The Company continues to examine the impact that the CARES Act may have on our business. Currently the Company is unable to determine the impact that the CARES Act will have on our financial condition, results of operation or liquidity.

Financing and liquidity developments

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount was to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and was due no later than 21 days after February 12, 2020. As of May 15, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member.

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. Terms of repayment are currently being negotiated between the Company and Board Members.

On February 20, 2020, the Company entered into a securities purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP, (a Delaware limited partnership ("Triton" or the "Investor"), which Triton Purchase Agreement provides the Company the right to sell to Triton, and Triton is obligated to purchase, up to $2.0 million worth of shares of the Company's Common Stock under the Triton Purchase Agreement ( the “Offering”). Pursuant to the terms and conditions set forth in the Triton Purchase Agreement, the purchase price of the Common Stock will be based on the number of shares of Common Stock equal to the amount in U.S. Dollars that the Company intends to sell to the Investor to be set forth in each written notice sent to the Investor by the Company (the "Purchase Notice") and delivered to the Investor (the "Purchase Notice Amount"), divided by the lowest daily volume weighted average price of the Company's Common stock listed on the OTC Markets during the five business days prior to closing (the "Purchased Shares"). The Closing of the purchase of the Purchased Shares as set forth in the Purchase Notice will occur no later than three business days following receipt of the Purchased Shares by the Investor.

The Offering was made pursuant to an effective registration statement on Form S-3, as previously filed with the SEC on July 10, 2018, and a related prospectus supplement filed on February 21, 2020. The Offering will terminate upon the earlier date of either (i) that date which the Investor has purchased an aggregate of $2.0 million in Purchased Shares pursuant to the Purchase Agreement; or (i) March 31, 2020. The Company intends to use the proceeds from the Offering for general working capital purposes.

On April 29, 2020, the Company closed on the offer and sale to Triton of 6.0 million shares of Common Stock resulting in gross proceeds to the Company of $765,000, or a per share purchase price of $0.13 per share. The offering follows the offer and sale to Triton of 4.0 million shares of Common Stock for $0.16 per share, which offering closed on March 10, 2020, resulting in gross proceeds to the Company of $640,000.

On April 28, 2020 (the "Execution Date"), the "Company" entered into a purchase agreement, dated as of the Execution Date (the "Purchase Agreement"), and a registration rights agreement, dated as of the Execution Date (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $10,250,000 of the Company's Common Stock.

Under the terms and subject to the conditions of the Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of the Company’s capital stock to 350 million shares, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 worth of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the "SEC") pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the "Commencement Date"). The Company has 30 business days to file the registration statement from the Execution Date.

Under the Purchase Agreement, on any business day over the term of the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a "Purchase Notice") directing Lincoln Park to purchase up to 125,000 shares of Common Stock per business day, which increases to up to 425,000 shares in the event the price of the Company’s Common Stock is not below $0.55 per share (the "Regular Purchase") (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). In each case, Lincoln Park's maximum commitment in any single Regular Purchase may not exceed $500,000. The Purchase Agreement provides for a purchase price per Purchase Share (the "Purchase Price") equal to the lesser of:

●
the lowest sale price of the Company's Common Stock on the purchase date; and

●
the average of the three lowest closing sale prices for the Company's Common Stock during the fifteen consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an "Accelerated Purchase Notice") directing Lincoln Park to purchase an amount of stock (the "Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company's Common Stock traded during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the "Accelerated Purchase Measurement Period"), provided that Lincoln Park will not be required to buy shares of Common Stock pursuant to an Accelerated Purchase Notice that was received by Lincoln Park on any business day on which the last closing trade price of the Company's Common Stock on the OTC Markets (or alternative national exchange in accordance with the Purchase Agreement) is below $0.25 per share. The purchase price per share of Common Stock for each such Accelerated Purchase will be equal to the lesser of:

●
95% of the volume weighted average price of the Company's Common Stock during the applicable Accelerated Purchase Measurement Period on the applicable Accelerated Purchase Date; and

●
the closing sale price of the Company's Common Stock on the applicable Accelerated Purchase Date.

The Company may also direct Lincoln Park on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the Purchase Agreement, to purchase an amount of stock (the "Additional Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate number of shares of the Company's Common Stock traded during a certain portion of the normal trading hours on the applicable Additional Accelerated Purchase date as determined in accordance with the Purchase Agreement (such period of time on the applicable Additional Accelerated Purchase date, the "Additional Accelerated Purchase Measurement Period"), provided that the closing price of the Company's Common Stock on the business day immediately preceding such business day is not below $0.25 (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). Additional Accelerated Purchases will be equal to the lower of:

●
95% of the volume weighted average price of the Company's Common Stock during the applicable Additional Accelerated Purchase Measurement Period on the applicable Additional Accelerated Purchase date; and

●
the closing sale price of the Company's Common Stock on the applicable Additional Accelerated Purchase date.

The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed that number which, together with Lincoln Park’s then current holdings of Common Stock, exceed 4.99% of the Common Stock outstanding immediately prior to the delivery of the Purchase Notice.

Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock.

The Company has agreed with Lincoln Park that it will not enter into any "variable rate" transactions with any third party for a period defined in the Purchase Agreement.

The Company issued to Lincoln Park 2,500,000 shares of Common Stock as commitment shares in consideration for entering into the Purchase Agreement on the Execution Date.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty, subject to the survival of certain provisions set forth in the Purchase Agreement. During any "event of default" under the Purchase Agreement, all of which are outside of Lincoln Park's control, Lincoln Park does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the Purchase Agreement will automatically terminate.

Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's shares.

In connection with the execution of the Purchase Agreement, the Company sold, and Lincoln Park purchased, 1.0 million shares of Common Stock for a purchase price of $100,000 (“Original Purchase”).

On May 4, 2020, the Company entered into a loan agreement (“PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of approximately $1,571,000, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate.

Organizational Developments

On February 26, 2020, the Company announced the appointment of Kristin Taylor as President and Chief Executive Officer of the Company, effective March 2, 2020. Ms. Taylor replaced S. James Miller, Jr. who resigned as Chief Executive Officer of the Company effective March 2, 2020 but will remain as Executive Chair of the Board of Directors.

The Company and Ms. Taylor entered into an employment agreement effective April 20, 2020. A copy of the employment contract that sets forth Ms. Taylor’s base compensation, equity compensation and termination provisions was filed with the SEC on April 15, 2020 on Form 8-K.

On April 1, 2020, John Cronin resigned from his position as a member of the Board of Directors of the Company. Mr. Cronin indicated that his resignation from the Board of Directors was not the result of any disagreements with respect to the Company’s operations, policies, or practices. Mr. Cronin will continue his work with the Company on intellectual property matters, including intellectual property monetization.

The Company announced the appointment of Jonathan D. Morris as Senior Vice President and Chief Financial Officer effective May 1, 2020. A copy of the press release announcing Mr. Morris’ appointment was filed with the SEC on May 6, 2020 on Form 8-K.

In April 2020, the Company issued 506,250 shares of its Common Stock to certain terminated employees as part of such employees’ severance in exchange for 1,012,500 outstanding options held by such employees. Such shares of stock vested immediately.

COVID–19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally.  It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s products, and harm the Company’s business and results of operations.  It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity, at this time.