Form 10-K/A
period 2019-12-31
IMAGEWARE SYSTEMS INC
filed 2020-05-19
CIK 941685

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

Large accelerated filer	☐	Accelerated filer	☒
Non–Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

EXPLANATORY NOTE

ImageWare Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 16, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On March 16, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. After the diagnosis of COVID-19 virus in close proximity of Company employees, the Company has closed its corporate offices and has requested all employees to work remotely until further notice. Employees affected include certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. In view of these circumstances, the Company was unable to timely provide its auditors and accountants with financial records to provide consent, and therefore unable Company to file a timely and accurate Annual Report on Form 10-K for its year ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company.

Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K in a timely manner, and therefore relied on the Order due to circumstances related to COVID-19.  The Company filed ithe Original Form 10-K on May 15, 2020, after utilizing a subsequent additional 15-day extension in reliance on Rule 12b-25(b) under the Exchange Act.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment No. 1 an amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K.

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

Date: May 19, 2020	ImageWare Systems, Inc. /s/ Kristin Taylor
Kristin Taylor
Chief Executive Officer (Principal Executive Officer) and President

Date: May 19, 2020	/s/ Jonathan D. Morris
Jonathan D. Morris
Chief Financial Officer (Principal Financial Officer)