Form 10-Q
period 2020-03-31
IMAGEWARE SYSTEMS INC
filed 2020-06-26
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

The number of shares of common stock, par value $0.01 per share, outstanding on June 20, 2020 was 129,035,167.

IMAGEWARE SYSTEMS, INC.

-i-

PART I
ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$53	$1,030
Accounts receivable, net of allowance for doubtful accounts of $7 at March 31, 2020 and December 31, 2019.	489	657
Inventory, net	679	615
Stock subscription receivable	765	—
Other current assets	214	243
Total Current Assets	2,200	2,545

Property and equipment, net	198	216
Other assets	256	257
Operating lease right-of-use assets	1,822	1,906
Intangible assets, net of accumulated amortization	67	70
Goodwill	3,416	3,416
Total Assets	$7,959	$8,410

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,178	$515
Deferred revenue	1,865	1,629
Accrued expense	2,594	1,312
Notes payable to related parties	350	—
Operating lease liabilities, current portion	391	373
Derivative liabilities	172	369
Total Current Liabilities	6,550	4,198

Other long-term liabilities	118	118
Lease liabilities, net of current portion	1,611	1,716
Pension obligation	2,265	2,256
Total Liabilities	10,544	8,288

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 1,000 shares issued and outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively; liquidation preference $10,250 at March 31, 2020 (unaudited) and $10,000 at December 31, 2019.	9,059	8,884

Shareholders’ Deficit:
Preferred stock, authorized 4,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and outstanding at March 31, 2020 (unaudited) and December 31, 2019; liquidation preference $38,404 at March 31, 2020 (unaudited) and $37,467 at December 31, 2019.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at March 31, 2020 (unaudited) and December 31, 2019; liquidation preference $620 and $607 at March 31, 2020 (unaudited) and December 31, 2019, respectively.	2	2
Common Stock, $0.01 par value, 175,000,000 shares authorized; 123,753,176 and 113,353,176 shares issued at March 31, 2020 (unaudited) and December 31, 2019, respectively, and 123,746,472 and 113,346,472 shares outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively.	1,237	1,133
Additional paid-in capital	196,373	195,079
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,710)	(1,741)
Accumulated deficit	(207,482)	(203,171)
Total Shareholders’ Deficit	(11,644)	(8,762)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$7,959	$8,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product	$150	$278
Maintenance	646	653
	796	931
Cost of revenue:
Product	21	84
Maintenance	98	120
Gross profit	677	727

Operating expense:
General and administrative	983	1,107
Sales and marketing	1,058	1,005
Research and development	1,868	1,774
Depreciation and amortization	18	19
	3,927	3,905
Loss from operations	(3,250)	(3,178)

Interest (income) expense, net	24	(22)
(Gain) Loss on change in fair value of derivative liabilities	(197)	424
Other components of net periodic pension expense	47	32
Loss before income taxes	(3,124)	(3,612)
Income tax expense	—	—
Net loss	(3,124)	(3,612)
Preferred dividends and preferred stock discount accretion	(1,374)	(1,294)
Net loss available to common shareholders	$(4,498)	$(4,906)

Basic and diluted loss per common share - see Note 3:
Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.05)
Basic and diluted weighted-average shares outstanding	116,196,197	98,398,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,124)	$(3,612)
Other comprehensive income (loss):
Foreign currency translation adjustment	31	15
Comprehensive loss	$(3,093)	$(3,597)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands, except share amounts)
(Unaudited)

	Series A		Series B
	Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2019	37,467	$-	239,400	$2	113,353,176	$1,133	(6,704)	$(64)	$195,079	$(1,741)	$(203,171)	$(8,762)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(175)	-	-	(175)
Issuance of common stock net of financing costs	-	-	-	-	10,000,000	100	-	-	1,287	-	-	1,387
Stock-based compensation expense	-	-	-	-	-	-	-	-	124	-	-	124
Common stock issued in exchange for unexercised options	-	-	-	-	400,000	4	-	-	58	-	-	62
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	31	-	31
Dividends on Series A preferred stock, $(25.01)/share	-	-	-	-	-	-	-	-	-	-	(937)	(937)
Dividends on Series C preferred stock, $(250.00)/share	-	-	-	-	-	-	-	-	-	-	(250)	(250)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,124)	(3,124)
Balance at March 31, 2020	37,467	$-	239,400	$2	123,753,176	$1,237	(6,704)	$(64)	$196,373	$(1,710)	$(207,482)	$(11,644)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands, except share amounts)
(Unaudited)
Three Months Ended March 31, 2019

	Series A		Series B
	Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2018	37,467	$-	239,400	$2	98,230,336	$981	(6,704)	$(64)	$184,130	$(1,428)	$(186,648)	$(3,027)

Accretion Preferred Stock discount	-	-	-	-	-	-	-	-	(186)	-	-	(186)
Issuance of Common Stock pursuant to option exercises	-	-	-	-	286,834	3	-	-	103	-	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	166	-	-	166
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	15	-	15
Dividends on Series A preferred stock, $(23.06)/share	-	-	-	-	591,803	6	-	-	858	-	(864)	-
Dividends on Series C preferred stock, $(231.00)/share	-	-	-	-	157,945	2	-	-	229	-	(231)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,612)	(3,612)
Balance at March 31, 2019	37,467	$-	239,400	$ 2	99,266,918	$992	(6,704)	$(64)	$185,300	$(1,413)	$(191,355)	$(6,538)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(3,124)	$(3,612)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	18	19
Stock-based compensation	124	166
Issuance of common stock in exchange for unexercised options	62	—
Change in fair value of derivative liabilities	(197)	424
Change in assets and liabilities:
Accounts receivable	168	(151)
Inventory	(64)	(75)
Other assets	30	71
Operating lease right-of-use assets	(3)	46
Accounts payable	662	(230)
Deferred revenue	234	275
Accrued expense	102	201
Contract costs	—	(29)
Pension obligation	8	13
Total adjustments	1,144	730
Net cash used in operating activities	(1,980)	(2,882)

Cash flows from investing activities
Purchase of property and equipment	—	(8)
Net cash used in investing activities	—	(8)

Cash flows from financing activities
Proceeds from issuance of common stock, net	622	—
Proceeds from exercise of stock options	—	106
Proceeds from issuance of related party notes payable	350	—
Net cash provided by financing activities	972	106

Effect of exchange rate changes on cash and cash equivalents	31	15
Net decrease in cash and cash equivalents	(977)	(2,769)

Cash and cash equivalents at beginning of period	1,030	5,694

Cash and cash equivalents at end of period	$53	$2,925

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Accrued stock dividends on Series A Convertible Preferred Stock	$937	$864
Accrued stock dividends on Series C Convertible Redeemable Preferred Stock	$250	$231
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$175	$186
Recognition of operating lease right-of-use assets from adoption of ASC 842	$—	$2,265
Recognition of lease liabilities from adoption of ASC 842	$—	$(2,280)
Stock subscription receivable	$765	—

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

Liquidity, Going Concern and Management’s Plan

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations. Historically the Company has not been able to generate sufficient net revenue to achieve and sustain positive cash flows from operations and management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Related Party Financings

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and were due no later than 21 days after February 12, 2020. As of June 25, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member.

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. Terms of repayment are currently being negotiated between the Company and Board Members, although it is currently anticipated that the Company will issue subordinated promissory notes that will convert into shares of the Company’s common stock, par value $0.01 per share ("Common Stock"), at a conversion price to be agreed to by the lenders and the Company.

2020 Common Stock Financings

Triton Funds LP

On February 20, 2020, the Company entered into a securities purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP, a Delaware limited partnership ("Triton" or the "Investor"). The Triton Purchase Agreement provides the Company the right to sell to Triton, and Triton is obligated to purchase, up to $2.0 million worth of shares of the Company's Common Stock under the Triton Purchase Agreement (the "Offering”). Pursuant to the terms and conditions set forth in the Triton Purchase Agreement, the purchase price of the Common Stock will be based on the number of shares of Common Stock equal to the amount in U.S. Dollars that the Company intends to sell to the Investor to be set forth in each written notice sent to the Investor by the Company (the "Purchase Notice") and delivered to the Investor (the "Purchase Notice Amount"), divided by the lowest daily volume weighted average price of the Company's Common stock listed on the OTC Markets during the five business days prior to closing (the "Purchased Shares"). The Closing of the purchase of the Purchased Shares as set forth in the Purchase Notice will occur no later than three business days following receipt of the Purchased Shares by the Investor.

In February and March of 2020, the Company sold, and Triton purchased, an aggregate of 10,000,000 shares of the Company’s Common Stock for cash. In February, the Company sold 4,000,000 shares of Common Stock for $0.16 per share resulting in gross proceeds to the Company of $640,000. In March 2020, the Company sold 6,000,000 shares of Common Stock resulting in gross proceeds to the Company of $765,000, or a per share purchase price of $0.13 per share. Proceeds from the March 2020 sale were received on April 29, 2020. Aggregate net proceeds from this financing approximated $1,387,000 after recognition of direct offering costs.

As prescribed by ASC topic 505, Equity, stock subscription receivable represents the purchase of Common Stock for which the Company has not yet received payment from the purchaser. As of March 31, 2020, the Company has recorded a stock subscription receivable in the amount of $765,000 in its condensed consolidated balance sheet. This amount was received by the Company on April 29, 2020.

Lincoln Park Capital Fund, LLC

On April 28, 2020, we entered into a purchase agreement, as amended on June 11, 2020 (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our Common Stock.

Under the terms and subject to the conditions of the Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of the Company’s capital stock to 350 million shares, obtained from our shareholders effective June 9, 2020, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 of shares of our Common Stock. On April 28, 2020, we sold 1,000,000 shares of Common Stock to Lincoln Park under the Purchase Agreement for an aggregate purchase price of $100,000 (the “Initial Purchase Shares)”. On June 11, 2020, we sold an additional 1,500,000 shares of Common Stock to Lincoln Park under the Purchase Agreement for an aggregate purchase price of $150,000 (the “Commencement Purchase Shares”). Future sales of Common Stock under the Purchase Agreement, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement of which this prospectus forms a part, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).

After the Commencement Date, on any business day over the term of the Purchase Agreement, the Company has the right, in its sole discretion, to direct Lincoln Park to purchase up to 125,000 shares on such business day (the “Regular Purchase”), subject to increases under certain circumstances as provided in the Purchase Agreement. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of the Company’s Common Stock immediately preceding the time of sale as computed under the Purchase Agreement. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. In addition to Regular Purchases, provided that the Company presents Lincoln Park with a purchase notice for the full amount allowed for a Regular Purchase, the Company may also direct Lincoln Park to make accelerated purchases and additional accelerated purchases as described in the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, in no event may the Company issue or sell to Lincoln Park under the shares of the Company’s Common Stock under the Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by the Investor and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”).

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions and indemnification obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. The Company issued to Lincoln Park 2,500,000 shares of Common Stock in consideration for entering into the Purchase Agreement.

Due to the terms of the Purchase Agreement as described above, management is not currently expecting the related proceeds from this agreement to be sufficient to sustain operations for an extended period of time.

CARES Act Financing

       On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate.

Going Concern

At March 31, 2020, we had negative working capital of approximately $4,350,000. Our principal sources of liquidity at March 31, 2020 consisted of approximately $53,000 of cash and cash equivalents.

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

Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At June 23, 2020, cash on hand approximated $945,000. Based on the Company’s rate of cash consumption in the first quarter of 2020 and the last quarter of 2019, the Company will need additional capital in the third quarter of 2020 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has begun instituting several cost cutting measures and may utilize cash proceeds available under the Lincoln Park facility at such time as the Company is able to register shares to be issued to Lincoln Park. Additionally, management is currently negotiating a restructuring of certain of our issued and outstanding Preferred Stock to facilitate additional equity and/or debt financing, and may seek strategic or other transactions intended to provide necessary working capital and increase shareholder value. There are currently no agreements with the holders of our issued and outstanding Preferred Stock or financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in such efforts, including our ability to raise additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

 In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, operate at a profit or generate positive cash flows in the future. Therefore, management’s plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on May 15, 2020.

Operating results for the three months ending March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future periods.

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

Inventories

Finished goods inventories are stated at the lower of cost, determined using the average cost method, or net realizable value. See Note 4.

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

Lease Liabilities and Operating Lease Right-of-Use Assets

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under Accounting Standards Codification (“ASC”) Topic 842 – Leases (“ASC 842”). In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% using a capital asset pricing model. The Company has utilized the practical expedient regarding lease and nonlease components and has combined such items into a single combined component. The Company has also utilized the practical expedient regarding leases of twelve months or less and has excluded such leases from its computation of lease liability and related right-of-use assets. The Company has also elected the optional transition package of practical expedients which include:

 A package of practical expedients to not reassess:

●
Whether a contract is or contains a lease

●
Lease classification, and

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

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At March 31, 2020 and December 31, 2019, we had capitalized incremental costs of obtaining a contract with a customer of approximately $118,000. We recorded no additional contract costs during the three months ended March 31, 2020. Additionally, we recognized no revenue during the three months ended March 31, 2020 that was related to contract costs at the beginning of the period.

Other Items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The following table sets forth our disaggregated revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Net Revenue	2020	2019
(dollars in thousands)

Software and royalties	$125	$111
Hardware and consumables	14	11
Services	11	156
Maintenance	646	653
Total revenue	$796	$931

Customer Concentration

For the three months ended March 31, 2020, one customer accounted for approximately 27% or $216,000 of our total revenue and had trade receivables at March 31, 2020 of $0.

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

FASB Accounting Standards Update (‘ASU”) No. 2018-14. In August 2018, the FASB issued ASU 2018-14, “Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this standard should be applied to all periods presented. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU No. 2020-01. In January 2020, the FASB issued ASU 2020-01 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”, to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020.  Early adoption is permitted, including adoption in any interim period.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted loss per share:
Net loss	$(3,124)	$(3,612)
Preferred dividends, deemed dividends and accretion	(1,374)	(1,294)
Net loss available to common shareholders	$(4,498)	$(4,906)

Denominator for basic and dilutive loss per share — weighted-average shares outstanding	116,196,197	98,398,239

Basic and diluted loss per share available to common shareholders	$(0.04)	$(0.05)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive securities	Three Months Ended March 31,
	2020	2019

Convertible redeemable preferred stock	43,685,695	42,626,980
Stock options	5,927,332	7,225,421
Warrants	1,733,856	1,813,856
Total potential dilutive securities	51,346,883	51,666,257

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $679,000 as of March 31, 2020 were comprised of work in process of $666,000 representing direct labor costs on in-process projects and finished goods of $13,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $615,000 as of December 31, 2019 were comprised of work in process of $608,000, representing direct labor costs on in-process projects and finished goods of $7,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $67,000 and $70,000 as of March 31, 2020 and December 31, 2019, respectively, which includes accumulated amortization of $592,000 and $589,000 as of March 31, 2020 and December 31, 2019, respectively. Amortization expense for patent intangible assets was $3,000 for the three months ended March 31, 2020 and 2019. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 6.25 years. There was no impairment of the Company’s intangible assets during the three months ended March 31, 2020 and 2019.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2020 (nine months)	$9
2021	12
2022	12
2023	12
2024	12
Thereafter	10
Totals	$67

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at March 31, 2020, had a negative carrying amount of approximately $11,841,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired during the three months ended March 31, 2020 and the year ended December 31, 2019.

NOTE 5.  LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 – Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% as the discount rates implicit in the Company’s leases cannot be readily determined. Such assets and liabilities aggregated approximately $2,265,000 and $2,280,000 as of January 1, 2019, respectively and $1,906,000 and $2,089,000 as of December 31, 2019, respectively. At March 31, 2020, such assets and liabilities aggregated approximately $1,822,000 and $2,002,000, respectively. The Company determined that it had no arrangements representing finance leases.

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

For the three months ended March 31, 2020 and 2019, the Company recorded approximately $154,000, in lease expense using the straight-line method. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of March 31, 2020 is 4.29 years. Cash payments under operating leases aggregated approximately $161,000 and $117,000 for the three months ended March 31, 2020 and 2019, respectively, and are included in operating cash flows.

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

At March 31, 2020, future minimum undiscounted lease payments are as follows:

($ in thousands)
2020 (nine months)	$502
2021	642
2022	652
2023	425
2024	387
Thereafter	130
Total	2,738
Short-term leases not included in lease liability	(14)
Present Value effect on future minimum undiscounted lease payments at March 31, 2020	(722)
Lease liability at March 31, 2020	$2,002
Less current portion	(391)
Non-current lease liability at March 31, 2020	$1,611

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

There were no issuances or conversions of Series C Preferred during the three months ended March 31, 2020 or March 31, 2019. The Company issued the holders of Series C Preferred an aggregate of 157,945 shares of Common Stock on March 31, 2019 as dividends.

At March 31, 2020 and December 31, 2019, the Company had cumulative dividends of approximately $250,000 and $0, respectively. At March 31, 2020, the unpaid Series C dividend of $250,000 is included as a current liability under the caption “Accrued expense” in the Company’s condensed consolidated balance sheet.

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

For the three months ended March 31, 2020, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $175,000 using the effective interest rate method. For the three months ended March 31, 2019, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $186,000 using the effective interest rate method.

There were no conversions of Series C Preferred into Common Stock during the three months ended March 31, 2020 and 2019.

The Company reflected the following in Mezzanine Equity for the Series C Preferred Stock as of December 31, 2019 and March 31, 2020:

	Series C
	Convertible,
	Redeemable
	Preferred
(amounts in thousands, except share amounts)	Shares	Amount

Total Series C Preferred Stock as of December 31, 2019	1,000	$8,884

Accretion of discount – deemed dividend for the three months ended March 31, 2020	—	175

Total Series C Preferred Stock as of March 31, 2020	1,000	$9,059

NOTE 7.  DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging”. Under the provisions of ASC 815, the Company identified embedded features within the Series C Preferred host contract that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s condensed consolidated balance sheets under the caption “Derivative liabilities”. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss. Such amounts are recorded in the caption “(Gain) loss on change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2020, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $197,000. As a result of this decrease, such liabilities aggregated approximately $172,000 at March 31, 2020. During the three months ended March 31, 2019, the Company recorded an increase to these derivative liabilities using fair value methodologies of approximately $424,000.

NOTE 8.  EQUITY

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

Series A Convertible Preferred Stock

The Company had 37,467 shares of Series A Preferred outstanding as of March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, the Company had cumulative dividends of approximately $937,000 and $0, respectively. There were no conversions of Series A Preferred into Common Stock during the three months ended March 31, 2020 and 2019. At March 31, 2020, the unpaid Series A dividend of approximately $937,000 is included as a current liability under the caption “Accrued expense” in the Company’s condensed consolidated balance sheet.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred stock, par value $0.01 per share (“Series B Preferred”), outstanding as of March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000. There were no conversions of Series B Preferred into Common Stock during the three months ended March 31, 2020 and 2019.

Common Stock

  The following table summarizes Common Stock activity for the three months ended March 31, 2020:

Common Stock
Shares outstanding at December 31, 2019	113,346,472
Shares issued pursuant to option exchange	400,000
Shares issued for cash and stock subscription receivable	10,000,000
Shares outstanding at March 31, 2020	123,746,472

In February and March of 2020, the Company sold, and Triton purchased, an aggregate of 10,000,000 shares of the Company’s Common Stock for cash. In February, the Company sold 4,000,000 shares of Common Stock for $0.16 per share resulting in gross proceeds to the Company of $640,000. In March 2020, the Company sold 6,000,000 shares of Common Stock resulting in gross proceeds to the Company of $765,000, or a per share purchase price of $0.13 per share. Proceeds from the March 2020 sale were received on April 29, 2020. Aggregate net proceeds from this financing approximated $1,387,000 after recognition of direct offering costs.

As prescribed by ASC topic 505, Equity, stock subscription receivable represents the purchase of Common Stock for which the Company has not yet received payment from the purchaser. As of March 31, 2020, the Company has recorded a stock subscription receivable in the amount of $765,000. This amount was received by the Company on April 29, 2020.

During the three months ended March 31, 2020, the Company issued 400,000 shares of its Common Stock pursuant to an exchange agreement with certain terminated employees whereby such employees exchanged 800,000 Common Stock purchase options for 400,000 shares of Common Stock as a component of their severance agreement. The Company recorded the grant date fair value of this Common Stock issuance as severance expense in the amount of approximately $62,000.

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2019	1,733,856	$0.14
Granted	—	—
Expired/Canceled	—	—
Exercised	—	—
Balance at March 31, 2020	1,733,856	$0.14

As of March 31, 2020, warrants to purchase 1,733,856 shares of Common Stock at prices ranging from $0.01 to $1.46 were outstanding. All warrants are exercisable as of March 31, 2020 and expire as of July 29, 2020, except for an aggregate of 1,643,856 warrants, which become exercisable only upon the attainment of specified events. Such warrants expire at various dates through September 2028. The intrinsic value of warrants outstanding at March 31, 2020 was $0. The Company has excluded from this computation any intrinsic value of the 1,493,856 warrants issued to the Series A Preferred stockholders due to the conversion exercise contingency more fully described above.

Stock-Based Compensation

The Company’s 1999 Stock Award Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company could, originally, issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the share reserve for issuance to approximately 7.0 million shares of the Company’s Common Stock. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the share reserve for issuance by an additional 2.0 million shares. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or the Company’s stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares available for issuance under the plan at March 31, 2020 was 1,679,259.

On June 9, 2020, pursuant to authorization obtained from the Company’s stockholders, the Company adopted the 2020 Omnibus Stock Incentive Plan (the ”2020 Plan”). Such plan had been previously unanimously approved by the Company’s Board of Directors. The purposes of our 2020 Plan are to enhance our ability to attract and retain highly qualified officers, non-employee directors, key employees and consultants, and to motivate those service providers to serve the Company and to expend maximum effort to improve our business results by providing to those service providers an opportunity to acquire or increase a direct proprietary interest in our operations and future success. The 2020 Plan also will allow us to promote greater ownership in our Company by the service providers in order to align the service providers’ interests more closely with the interests of our stockholders. Awards granted under the 2020 Plan are designed to qualify for special tax treatment under Section 422 of the Internal Revenue Code of 1986 (the “Code”).

Pursuant to the adoption of the 2020 Plan, such plan will supersede and replace the Company’s 1999 Stock Option Plan (the “1999 Plan”) and no new awards will be granted under the 1999 Plan thereafter. Any awards outstanding under the 1999 Plan on the date of approval of the 2020 Plan will remain subject to the 1999 Plan. Upon approval of our 2020 Plan, all shares of Common Stock remaining authorized and available for issuance under the 1999 Plan and any shares subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2020 Plan.

A more detailed description of the 2020 Plan is set forth in Note 12.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expense based upon the departments to which substantially all the associated employees report and credited to additional paid-in-capital. Stock-based compensation expense related to equity options was approximately $124,000 and $166,000 for the three months ended March 31, 2020 and 2019, respectively.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. There were no options granted during the three months ended March 31, 2020. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the three months March 31, 2019 ranged from 57% to 59%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the three months ended March 31, 2019 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the three months ended March 31, 2019 averaged 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has adopted the provisions of ASU 2016-09 and will continue to use an estimated annualized forfeiture rate of approximately 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees. The Company is currently in the process of reviewing the expected forfeiture rate to determine if that percent is still reasonable based on recent historical experience.

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2019	7,204,672	$1.32
Granted	—	$—
Expired/Cancelled	(1,277,340)	$1.31
Exercised	—	$—
Balance at March 31, 2020	5,927,332	$1.32

During the three months ended March 31, 2020, the Company issued 400,000 shares of its Common Stock pursuant to an exchange agreement with certain terminated employees whereby such employees exchanged 800,000 Common Stock purchase options for 400,000 shares of Common Stock as a component of their severance agreement. The Company recorded the grant date fair value of this Common Stock issuance as severance expense in the amount of approximately $62,000. In addition to these 800,000 options, an additional 477,340 options expired unexercised during the three months ended March 31, 2020.

The intrinsic value of options exercisable and outstanding at March 31, 2020 was $0. The aggregate intrinsic value for all options outstanding as of March 31, 2020 was $0. The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2020 was $0 as there were no option grants during this period. At March 31, 2020, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $558,000, which will be recognized over a weighted-average period of 1.5 years.

Stock-based compensation related to equity options, including options granted to certain members of the Company’s Board of Directors, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$2	$3
General and administrative	67	93
Sales and marketing	29	39
Research and development	26	31
Total	$124	$166

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

	Fair Value at March 31, 2020
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,675	$—	$—	$1,675
Totals	$1,675	$—	$—	$1,675
Liabilities:
Derivative liabilities	$172	$—	$—	$172
Totals	$172	$—	$—	$172

	Fair Value at December 31, 2019
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,713	$—	$—	$1,713
Totals	$1,713	$—	$—	$1,713
Liabilities:
Derivative liabilities	$369	$—	$—	$369
Totals	$369	$—	$—	$369

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

As of March 31, 2020, the Company had embedded features contained in the Series C Preferred host instrument (issued in September 2018) that qualified for derivative liability treatment.  The recorded fair market value of these features was approximately $172,000 and $369,000 at March 31, 2020 and December 31, 2019, respectively, and are classified as a current liability in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. The fair value of the Company’s derivative liabilities is classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses the lattice framework, Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the fair value methodologies during the three months ended March 31, 2020 and 2019 are a risk-free rate of 0.20% to 2.45% equity volatility of 63% to 109%, effective life of 1.44 years to 4.45 years, and a preferred stock dividend rate of 10.0%. Additionally, management has made certain estimates regarding the timing of potential change of control events.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary.  That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value during the three months ended March 31, 2020 and 2019 are presented below:

($ in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019

Pension assets:
Fair value at beginning of period	$1,713	$1,733
Return on plan assets	14	15
Company contributions and benefits paid, net	(10)	(11)
Effect of rate changes	(42)	(38)
Fair value at end of period	$1,675	$1,699

The reconciliations of Level 3 derivative liabilities measured at fair value during the three months ended March 31, 2020 and 2019 are presented below:

($ in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019

Derivative liabilities
Fair value at beginning of period	$369	$1,065
Change in fair value included in earnings	(197)	424
Fair value at end of period	$172	$1,489

NOTE 10.  RELATED PARTY TRANSACTIONS

Notes Payable

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and are due no later than 21 days after February 12, 2020. As of June 25, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member. Under the terms of the factoring agreement, factored money will bear interest at the rate of 1% of the factoring money for the first seven days, and 1% for each additional seven days until the factoring money is paid in full.

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. Terms of repayment are currently being negotiated between the Company and Board Members, although it is currently anticipated that the Company will issue subordinated promissory notes that will convert into shares of the Company’s Common Stock, par value $0.01 per share ("Common Stock"), at a conversion price to be agreed to by the lenders and the Company.

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

Under the terms of the employment agreement with our Chief Executive Officer, executed April 10, 2020, the Chief Executive Officer will be entitled to the following severance benefits if we terminate her employment without cause or in the event of an involuntary termination: (i) severance payments equal to the lesser of twelve (12) months of salary or the remaining period prior to the expiration of the employment period; (ii) continuation of medical insurance for a period of twelve months.

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

On February 28, 2020, the employment agreement for the Company’s Chief Technical Officer was amended to extend the term of the employment agreement until December 31, 2020.

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

12.    SUBSEQUENT EVENTS

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. Terms of repayment are currently being negotiated between the Company and Board Members, although it is currently anticipated that the Company will issue subordinated promissory notes that will convert into shares of the Company’s Common Stock, at a conversion price to be agreed to by the lenders and the Company.

On April 28, 2020, we entered into a purchase agreement, as amended on June 11, 2020 (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our Common Stock.

Under the terms and subject to the conditions of the Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of the Company’s capital stock to 350 million shares, obtained from our shareholders effective June 9, 2020, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 of shares of our Common Stock. On April 28, 2020, we sold 1,000,000 shares of Common Stock to Lincoln Park under the Purchase Agreement for an aggregate purchase price of $100,000 (the “Initial Purchase Shares)”. On June 11, 2020, we sold an additional 1,500,000 shares of Common Stock to Lincoln Park under the Purchase Agreement for an aggregate purchase price of $150,000 (the “Commencement Purchase Shares”). Future sales of Common Stock under the Purchase Agreement, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement, which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement on June 9, 2020, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).

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

Pursuant to the terms of the Purchase Agreement, in no event may we issue or sell to Lincoln Park under the shares of our Common Stock under the Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by the Lincoln Park and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by the Investor and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”).

The Company has agreed with Lincoln Park that it will not enter into any "variable rate" transactions with any third party for a period defined in the Purchase Agreement.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions and indemnification obligations of the parties. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty. We issued to Lincoln Park 2,500,000 shares of Common Stock in consideration for entering into the Purchase Agreement.

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

Organizational Developments

The Company and Ms. Kristin Taylor entered into an employment agreement effective April 10, 2020 resulting from her appointment as President and Chief Executive Office effective March 2, 2020. A copy of the employment contract that sets forth Ms. Taylor’s base compensation, equity compensation and termination provisions was filed with the SEC on April 15, 2020 on the Company’s Current Report on Form 8-K. On May 27, 2020, the Company announced the appointment Ms. Taylor to serve as a director on the Board of Directors (the "Board") of the Company for a period of one year or until her successor is duly elected. In connection with her service on the Board and as an employee director, Ms. Taylor is not entitled to receive any additional compensation.

On April 1, 2020, John Cronin resigned from his position as a member of the Board of Directors of the Company. Mr. Cronin will continue his work with the Company on intellectual property matters, including intellectual property monetization.

The Company announced the appointment of Jonathan D. Morris as Senior Vice President and Chief Financial Officer effective May 1, 2020.

Subsequent to March 31, 2020, the Company issued 200,000 shares of its Common Stock to certain terminated employees as part of such employees’ severance in exchange for 400,000 outstanding options held by such employees. Such shares of stock vested immediately. Additionally, on May 8, 2020 the Company granted 708,916 restricted stock units to certain active employees in exchange for 1,417,832 outstanding options held by such employees. On May 8, 2020, 88,695 shares of these restricted stock units vested with the remainder of such shares of stock vesting quarterly over a period of two years.

On June 9, 2020, the Company amended its Certificate of Incorporation, as amended (the “Charter’) to increase the number of shares of the Company’s Common Stock and the number of shares of the Company’s Preferred Stock authorized thereunder from an aggregate of 179 million to 350 million, consisting of 345 million shares of Common Stock and 5.0 million shares of Preferred Stock. Such amendment was made pursuant to authorization obtained from the Company’s stockholders.

On June 9, 2020, pursuant to authorization obtained from the Company’s stockholders, the Company adopted the 2020 Omnibus Stock Incentive Plan (the “2020 Plan”). Such plan had been previously unanimously approved by the Company’s Board of Directors. The purposes of our 2020 Plan are to enhance our ability to attract and retain highly qualified officers, non-employee directors, key employees and consultants, and to motivate those service providers to serve the Company and to expend maximum effort to improve our business results by providing to those service providers an opportunity to acquire or increase a direct proprietary interest in our operations and future success. The 2020 Plan also will allow us to promote greater ownership in our Company by the service providers in order to align the service providers’ interests more closely with the interests of our stockholders. Awards granted under the 2020 Plan are designed to qualify for special tax treatment under Section 422 of the Internal Revenue Code of 1986 (the “Code”).

Key provisions of the 2020 Plan are:

Eligibility

Awards may be granted under the 2020 Plan to officers, employees and consultants of our Company and our subsidiaries and to our non-employee directors. Incentive stock options may be granted only to employees of our Company or one of our subsidiaries.

Administration

The 2020 Plan will be administered by the Compensation Committee of the Board. The Compensation Committee, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The Compensation Committee may delegate its authority to the extent permitted by applicable law.

Number of Authorized Shares

A total of 25.0 million shares of Common Stock are authorized for issuance under the 2020 Plan. In addition, any awards then outstanding under the 1999 Plan will remain subject to the 1999 Plan. Upon approval of the 2020 Plan, all shares of Common Stock remaining authorized and available for issuance under the 1999 Plan, approximately 1.68 million shares at March 31, 2020, and any shares then subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2020 Plan.

Limits on Immediate Vesting

No more than 25% of any equity-based awards granted under the 2020 Plan will vest on the grant date of such award. This requirement does not apply to (i) substitute awards resulting from acquisitions or (ii) shares delivered in lieu of fully vested cash awards. In addition, the minimum vesting requirement does not apply to the Compensation Committee’s discretion to provide for accelerated exercisability or vesting of any award, including in cases of retirement, death, disability or a change in control, in the terms of the award or otherwise.

Term, Termination and Amendment of the 2020 Plan

Unless earlier terminated by the Board, the 2020 Plan will terminate, and no further awards may be granted, ten years after the date on which it is approved by stockholders. The board may amend, suspend or terminate the 2020 Plan at any time, except that, if required by applicable law, regulation or stock exchange rule, stockholder approval will be required for any amendment. The amendment, suspension or termination of the 2020 Plan or the amendment of an outstanding award generally may not, without a participant’s consent, materially impair the participant’s rights under an outstanding award.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in Item 1A of Part II of this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects in February through the date of this report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. In the interest of public health and safety, jurisdictions (international, national, state and local), required and continue to require mandatory office closures. As of the date of this report, while our employees are working remotely, all of our facilities are closed. The situation is rapidly changing and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2020 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Product Revenue

	Three Months Ended March 31,
Net Product Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$125	$111	$14	13%
Percentage of total net product revenue	83%	40%
Hardware and consumables	$14	$11	$3	27%
Percentage of total net product revenue	9%	4%
Services	$11	$156	$(145)	(93)%
Percentage of total net product revenue	7%	56%
Total net product revenue	$150	$278	$(128)	(46)%

Software and royalty revenue increased approximately $14,000 during the three months ended March 31, 2020 as compared to the corresponding period in 2019. This increase is attributable to higher royalty revenue of approximately $19,000, higher law enforcement project related revenue of approximately $2,000 offset by lower identification project related revenue of approximately $7,000.

Revenue from the sale of hardware and consumables increased approximately $3,000 during the three months ended March 31, 2020 as compared to the corresponding period in 2019 due to an increase in consumables procurement by our customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $145,000 during the three months ended March 31, 2020 as compared to the corresponding period in 2019. The decrease results from the completion of the service element in certain project related work completed during the three months ended March 31, 2019.

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

As discussed more fully elsewhere in this Quarterly Report, the full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

During the three months ended March 31, 2020, we have focused on strategically updating our products with the latest mobile and cloud technology prioritized by market opportunities. We will be relaunching GoVerify ID® in July 2020. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our GoVerify ID® solution. Additionally, we have focused on the integration of the suite of products that comprise out Identity Platform. Throughout the remainder of 2020 we plan to continue to enhance our Identity Platform products, including our EPI (our biometric smart access cards) and law enforcement offerings by leveraging cloud and mobile technologies to improve both functionality and value to the customer. Management believes that these initiatives will result in the expansion of our solutions into the both law enforcement and non-governmental sectors including commercial, consumer and healthcare applications further resulting in additional implementations of both our GoVerify ID® products and Identity Platform products.

 Maintenance Revenue

	Three Months Ended March 31,
Maintenance Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	646	$653	$(7)	(1)%

Maintenance revenue was approximately $646,000 for the three months ended March 31, 2020, as compared to approximately $653,000 for the corresponding period in 2019. For the three months ended March 31, 2020, identity management maintenance revenue was approximately $317,000 as compared to $328,000 for the comparable period in 2019. The decrease in identity management maintenance revenue of approximately $11,000 reflects the expiration of certain maintenance contracts. Law enforcement maintenance revenue was approximately $329,000 and $325,000 for the three months ended March 31, 2020 and 2019. This increase of approximately $4,000 is primarily due to the expansion of our law enforcement customer installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the continued expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth, if ever. Furthermore, we cannot predict how the effects of the COVID-19 pandemic, discussed more fully elsewhere in this Quarterly Report may affect our future growth.

Cost of Product Revenue

	Three Months Ended March 31,
Cost of Product Revenue:	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$14	$—	$14	100%
Percentage of software and royalty product revenue	11%	0%
Hardware and consumables	$6	$8	$(2)	(25)%
Percentage of hardware and consumables product revenue	43%	73%
Services	$1	$76	$(75)	(99)%
Percentage of services product revenue	9%	49%
Total product cost of revenue	$21	$84	$(63)	75%
Percentage of total product revenue	14%	30%

The cost of software and royalty product revenue increased approximately $14,000 for the three months ended March 31, 2020 as compared to the corresponding period in 2019 due primarily to certain fixed third-party software license costs.

The cost of services revenue decreased approximately $75,000 during the three months ended March 31, 2020 as compared to the corresponding period in 2019. This decrease reflects lower service revenue of approximately $145,000. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Total maintenance cost of revenue	$98	$120	$(22)	(18)%
Percentage of total maintenance revenue	15%	18%

 Cost of maintenance revenue decreased approximately $22,000 during the three months ended March 31, 2020 as compared to the corresponding period in 2019, resulting principally from lower maintenance labor costs incurred during the months ended March 31, 2020 as compared to the corresponding period in 2019, due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

 Product Gross Profit

	Three Months Ended March 31,
Product gross profit	2020	2019	$ Change	% Change
(dollars in thousands)
Software and royalties	$111	$111	$—	—%
Percentage of software and royalty product revenue	89%	100%
Hardware and consumables	$8	$3	$5	167%
Percentage of hardware and consumables product revenue	57%	27%
Services	$10	$80	$(70)	(88)%
Percentage of services product revenue	91%	51%
Total product gross profit	$129	$194	$(65)	(34)%
Percentage of total product revenue	86%	70%

  Software and royalty gross profit approximated $111,000 for the three months ended March 31, 2020 and the corresponding period in 2019. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Services gross profit decreased approximately $70,000 during the three months ended March 31, 2020 as compared to the corresponding period in 2019, with such decrease primarily resulting from lower service revenue of approximately $145,000 combined with lower cost of service revenue of approximately $75,000 for the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Maintenance Gross Profit

Maintenance gross profit	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change

Total maintenance gross profit	$548	$533	$15	3%
Percentage of total maintenance revenue	85%	82%

Gross profit related to maintenance revenue increased approximately $15,000 for the three months ended March 31, 2020 as compared to the corresponding period in 2019. This increase results from lower maintenance revenue of approximately $7,000 due to the expiration of certain Identification customer maintenance contracts offset by lower cost of maintenance revenue of approximately $22,000 due to headcount reductions in our service department combined with lower maintenance labor cost incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

Operating Expense
	Three Months Ended March 31,
Operating expense	2020	2019	$ Change	% Change
(dollars in thousands)

General and administrative	$983	$1,107	$(124)	(11)%
Percentage of total net revenue	123%	119%
Sales and marketing	$1,058	$1,005	$53	5%
Percentage of total net revenue	133%	108%
Research and development	$1,868	$1,774	$94	5%
Percentage of total net revenue	235%	191%
Depreciation and amortization	$18	$19	$(1)	(5)%
Percentage of total net revenue	2%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar decrease of approximately $124,000 in general and administrative expense for the three months ended March 31, 2020 as compared to the corresponding period in 2019 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $56,000;

●
Decreases in professional services of approximately $106,000, which includes lower Board of Director fees of approximately $72,000, lower contractor fees of approximately $2,000, lower contract services of approximately $43,000 and lower investor relations fees of approximately $26,000 offset by higher general corporate expense of approximately $11,000, higher legal fees of approximately $22,000, and audit fees of approximately $4,000;

●
Increase in travel, insurances, licenses, dues, rent, and office related costs of approximately $13,000;

●
Increase in financing related expense of approximately $50,000; and

●
Decrease in stock-based compensation expense of approximately $25,000.

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

The dollar increase in sales and marketing expense of approximately $53,000 during the three months ended March 31, 2020 as compared to the corresponding period in 2019, is primarily comprised of the following major components:

●
Decrease in personnel related expense of approximately $18,000 driven primarily by headcount reductions;

●
Recognition of approximately $154,000 in severance related costs;

●
Decrease in contractor fees, contract services and dues and subscriptions of approximately $2,000 resulting from increased utilization of certain sales consultants of approximately $13,000, higher contract services of approximately $47,000 offset by lower marketing dues and subscription expense of approximately $62,000;

●
Decrease in travel, trade show expense and office related expense of approximately $67,000;

●
Decrease in stock-based compensation expense of approximately $11,000; and

●
Decrease in our Mexico sales office expense and other of approximately $3,000.

We anticipate that the level of expense incurred for sales and marketing during the year ended December 31, 2020 will increase as we pursue large project solution opportunities, however we cannot predict how the effects of the COVID-19 pandemic, discussed more fully elsewhere in this Quarterly Report may affect our level of anticipated expenditures.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs.

Research and development expense increased approximately $94,000 for the three months ended March 31, 2020, as compared to the corresponding period in 2019, due primarily to the following major components:

●
Decrease in personnel related expense of approximately $13,000 due to headcount reductions offset by lower capitalized labor into work in process inventory of approximately $13,000 related to in-process projects;

●
Increase in contractor fees and contract services of approximately $64,000 for services related to the accelerated development of mobile identity management;

●
Decrease in stock-based compensation of approximately $5,000; and

●
Increase in rent, office related expense and engineering tools and supplies of approximately $35,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended March 31, 2020 and 2019, depreciation and amortization expense was approximately $18,000 and $19,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the three months ended March 31, 2020, we recognized interest income of $1,000 and interest expense of approximately $25,000. For the three months ended March 31, 2019, we recognized interest income of approximately $22,000 and interest expense of $0. The decrease in interest income of approximately $21,000 for the three months ended March 31, 2020 as compared to the corresponding period in 2019 reflects lower interest earned on lower cash balances. Interest expense of approximately $25,000 for the three months ended March 31, 2020 reflects interest incurred on a related party factoring agreement.

   Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2020, we recognized income of approximately $197,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as other income under the caption “(Gain) loss on change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended March 31, 2020.

For the three months ended March 31, 2019, we recognized expense of approximately $424,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such increase was determined by management using fair value methodologies and is included as an expense under the caption “(Gain) loss on change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended March 31, 2019.

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

Related Party Financings

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and are due no later than 21 days after February 12, 2020. As of June 25, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member. Under the terms of the factoring agreement, factored money will bear interest at the rate of 1% of the factoring money for the first seven days, and 1% for each additional seven days until the factoring money is paid in full.

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. Terms of repayment are currently being negotiated between the Company and Board Members, although it is currently anticipated that the Company will issue subordinated promissory notes that will convert into shares of the Company’s Common Stock at a conversion price to be agreed to by the lenders and the Company.

 2020 Common Stock Financings

On February 20, 2020, the Company entered into a securities purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP, (a Delaware limited partnership ("Triton" or the "Investor"). The Triton Purchase Agreement provides the Company the right to sell to Triton, and Triton is obligated to purchase, up to $2.0 million worth of shares of the Company's Common Stock under the Triton Purchase Agreement (the “Offering”). Pursuant to the terms and conditions set forth in the Triton Purchase Agreement, the purchase price of the Common Stock will be based on the number of shares of Common Stock equal to the amount in U.S. Dollars that the Company intends to sell to the Investor to be set forth in each written notice sent to the Investor by the Company (the "Purchase Notice") and delivered to the Investor (the "Purchase Notice Amount"), divided by the lowest daily volume weighted average price of the Company's Common stock listed on the OTC Markets during the five business days prior to closing (the "Purchased Shares"). The Closing of the purchase of the Purchased Shares as set forth in the Purchase Notice will occur no later than three business days following receipt of the Purchased Shares by the Investor.

The Offering was made pursuant to an effective registration statement on Form S-3, as previously filed with the SEC on July 10, 2018, and a related prospectus supplement filed on February 21, 2020. The Offering will terminate upon the earlier date of either (i) that date which the Investor has purchased an aggregate of $2.0 million in Purchased Shares pursuant to the Triton Purchase Agreement; or (ii) March 31, 2020. The Company intends to use the proceeds from the Offering for general working capital purposes.

In February and March of 2020, the Company sold, and Triton purchased, an aggregate of 10,000,000 shares of the Company’s Common Stock for cash. In February, the Company sold 4,000,000 shares of Common Stock for $0.16 per share resulting in gross proceeds to the Company of $640,000. In March 2020, the Company sold 6,000,000 shares of Common Stock resulting in gross proceeds to the Company of $765,000, or a per share purchase price of $0.13 per share. Proceeds from the March 2020 sales were received April 29, 2020. Aggregate net proceeds from this financing approximated $1,387,000 after recognition of direct offering costs.

As prescribed by ASC topic 505, Equity, stock subscription receivable represents the purchase of Common Stock for which the Company has not yet received payment from the purchaser. As of March 31, 2020, the Company has recorded a stock subscription receivable in the amount of $765,000 in its condensed consolidated balance sheet. This amount was received by the Company on April 29, 2020.

On April 28, 2020, we entered into a purchase agreement, as amended on June 11, 2020 (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our Common Stock.

  Under the terms and subject to the conditions of the Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of the Company’s capital stock to 350 million shares, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 of shares of our Common Stock. On April 28, 2020, we sold 1,000,000 shares of Common Stock to Lincoln Park under the Purchase Agreement for an aggregate purchase price of $100,000 (the “Initial Purchase Shares”). On June 11, 2020, we sold an additional 1,500,000 shares of Common Stock to Lincoln Park under the Purchase Agreement for an aggregate purchase price of $150,000 (the “Commencement Purchase Shares”). Future sales of Common Stock under the Purchase Agreement, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement of which this prospectus forms a part, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).

After the Commencement Date, on any business day over the term of the Purchase Agreement, we have the right, in our sole discretion, to direct Lincoln Park to purchase up to 125,000 shares on such business day (the “Regular Purchase”), subject to increases under certain circumstances as provided in the Purchase Agreement. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of the Company’s Common Stock immediately preceding the time of sale as computed under the Purchase Agreement. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. In addition to Regular Purchases, provided that we present Lincoln Park with a purchase notice for the full amount allowed for a Regular Purchase, we may also direct Lincoln Park to make accelerated purchases and additional accelerated purchases as described in the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, in no event may we issue or sell to Lincoln Park under the shares of our Common Stock under the Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by the Investor and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”).

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions and indemnification obligations of the parties. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty. We issued to Lincoln Park 2,500,000 shares of Common Stock in consideration for entering into the Purchase Agreement.

Due to the terms of the Purchase Agreement as described above, management is not currently expecting the related proceeds from this agreement to be sufficient to sustain operations for an extended period of time.

CARES Act Financing

 On March 27, 2020, President Trump signed the CARES Act into law. On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of approximately $1,571,000, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate.

Going Concern and Management’s Plan

At March 31, 2020, we had negative working capital of approximately $4,350,000. Our principal sources of liquidity at March 31, 2020 consisted of approximately $53,000 of cash and cash equivalents.

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

Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At June 23, 2020, cash on hand approximated $945,000. Based on the Company’s rate of cash consumption in the first quarter of 2020 and the last quarter of 2019, the Company will need additional capital in the third quarter of 2020 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has begun instituting several cost cutting measures and may utilize cash proceeds available under the Lincoln Park facility at such time as the Company is able to register shares to be issued to Lincoln Park. Additionally, management is currently negotiating a restructuring of certain of our issued and outstanding Preferred Stock to facilitate additional equity and/or debt financing, and may seek strategic or other transactions intended to provide necessary working capital and increase shareholder value. There are currently no agreements with the holders of our issued and outstanding Preferred Stock or financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in such efforts, including our ability to raise additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, operate at a profit or generate positive cash flows in the future. Therefore, management’s plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities was $1,980,000 during the three months ended March 31, 2020 as compared to $2,882,000 during the three months ended March 31, 2019.  During the three months ended March 31, 2020, net cash used in operating activities consisted of net loss of $3,124,000 and a decrease in working capital and other assets and liabilities of $1,137,000. Those amounts are in addition to $7,000 of non-cash costs consisting of $186,000 in stock-based compensation and $18,000 in depreciation and amortization offset by approximately $197,000 in non-cash income from the change in fair value of derivative liabilities. During the three months ended March 31, 2020, we generated cash of $134,000 from decreases in current assets offset by $3,000 from increases in our operating leases right-of-use assets and generated cash of $1,006,000 through increases in current liabilities and deferred revenue.

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

Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2020 as compared to $8,000 for the three months ended March 31, 2019. For the three months ended March 31, 2019, we used cash of $8,000 to fund capital expenditures of software.

Financing Activities

We generated cash of $972,000 from financing activities for the three months ended March 31, 2020. During the three months ended March 31, 2020, we generated cash of approximately $622,000 from the sale of 4,000,000 shares of Common Stock for $0.16 per share, or $640,000 before recognition of approximately $18,000 in direct offering costs. We also generated cash of $350,000 from the issuance of a related party note payable. During the three months ended March 31, 2019, we generated cash of approximately $106,000 from the exercise of 286,834 stock options resulting in the issuance of 286,834 shares of our Common Stock.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on May 15, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 25, 2020, there have been no material changes to the disclosures made in the above referenced Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is required to pay quarterly dividends on its Series A Preferred Stock and its Series C Preferred Stock. Shares of Series A Preferred and Series C Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay in cash, and 10% per annum if the Company chooses to pay in shares of Common Stock. Such dividends were not paid at March 31, 2020 nor within 30 days of the due date. The Company has accrued such dividends, aggregating approximately $1,187,000 at March 31, 2020 at the 10% per annum rate.

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

Date: June 25, 2020	IMAGEWARE SYTEMS, INC

By: /s/ Kristin Taylor
Kristin Taylor Chief Executive Officer (Principal Executive Officer) and President

Date: June 25, 2020	By: /s/ Jonathan D. Morris
Jonathan D. Morris Chief Financial Officer (Principal Financial Officer)