Form 10-Q/A
period 2020-03-31
IMAGEWARE SYSTEMS INC
filed 2020-06-29
CIK 941685

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

EXPLANATORY NOTE

ImageWare Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “Original Form 10-Q”), solely to disclose that the Company had filed the Original Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of its Form 10-Q in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 11, 2020, the Company filed a Current Report on Form 8-K, as amended June 26, 2020, (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. After the diagnosis of the coronavirus ("COVID-19") in close proximity of the Company's employees in March 2020, the Company closed its corporate offices and requested that all employees work remotely until further notice. Employees affected include certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. In view of these ongoing circumstances, the Company was unable to timely provide its auditors and accountants with financial records, and therefore allow the Company to file a timely and accurate Quarterly Report on Form 10-Q for the period ending March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q in a timely manner, and therefore relied on the Order due to circumstances related to COVID-19.  The Company filed the Original Form 10-Q on June 26, 2020.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment No. 1 an amended Part II, Item 6 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original 10-Q. Furthermore, this Amendment No. 1 does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-Q. This Amendment should be read in conjunction with the Original 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q.

PART II. OTHER INFORMATION

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

Date: June 26, 2020	IMAGEWARE SYTEMS, INC

By: /s/ Kristin Taylor
Kristin Taylor Chief Executive Officer (Principal Executive Officer) and President

Date: June 26, 2020	By: /s/ Jonathan D. Morris
Jonathan D. Morris Chief Financial Officer (Principal Financial Officer)