Form 10-Q
period 2020-06-30
IMAGEWARE SYSTEMS INC
filed 2020-08-19
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock, par value $0.01 per share, outstanding on August 19, 2020 was 132,860,817.

IMAGE WARE SYSTEMS, INC.

-i-

PART I
ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$431	$1,030
Accounts receivable, net of allowance for doubtful accounts of $7 at June 30, 2020 and December 31, 2019.	578	657
Inventory, net	697	615
Other current assets	148	243
Total Current Assets	1,854	2,545

Property and equipment, net	184	216
Other assets	557	257
Operating lease right-of-use assets	1,738	1,906
Intangible assets, net of accumulated amortization	64	70
Goodwill	3,416	3,416
Total Assets	$7,813	$8,410

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,029	$515
Deferred revenue	1,754	1,629
Accrued expense	3,668	1,312
Notes payable to related parties	900	—
Operating lease liabilities, current portion	401	373
Note payable – bank, current portion	517	—
Derivative liabilities	535	369
Total Current Liabilities	8,804	4,198

Other long-term liabilities	118	118
Note payable – bank, net of current portion	1,054	—
Lease liabilities, net of current portion	1,513	1,716
Pension obligation	2,311	2,256
Total Liabilities	13,800	8,288

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 1,000 shares issued and outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively; liquidation preference $10,500 at June 30, 2020 (unaudited) and $10,000 at December 31, 2019.	9,231	8,884

Shareholders’ Deficit:
Preferred stock, 5,000,000 and 4,000,000 shares authorized at June 30, 2020 (unaudited) and December 31, 2019, respectively:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and outstanding at June 30, 2020 (unaudited) and December 31, 2019; liquidation preference $39,340 at June 30, 2020 (unaudited) and $37,467 at December 31, 2019.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at June 30, 2020 (unaudited) and December 31, 2019; liquidation preference $607 at June 30, 2020 (unaudited) and December 31, 2019.	2	2
Common Stock, $0.01 par value, 345,000,000 and 175,000,000 shares authorized at June 30, 2020 (unaudited) and December 31, 2019, respectively; 129,041,871 and 113,353,176 shares issued at June 30, 2020 (unaudited) and December 31, 2019, respectively, and 129,035,167 and 113,346,472 shares outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively.	1,290	1,133
Additional paid-in capital	196,924	195,079
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,774)	(1,741)
Accumulated deficit	(211,596)	(203,171)
Total Shareholders’ Deficit	(15,218)	(8,762)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$7,813	$8,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product	$121	$160	$272	$438
Maintenance	612	652	1,257	1,305
	733	812	1,529	1,743
Cost of revenue:
Product	47	34	65	117
Maintenance	107	106	205	226
Gross profit	579	672	1,259	1,400

Operating expense:
General and administrative	939	894	1,922	2,001
Sales and marketing	566	934	1,624	1,939
Research and development	1,517	1,840	3,388	3,614
Depreciation and amortization	18	17	36	36
	3,040	3,685	6,970	7,590
Loss from operations	(2,461)	(3,013)	(5,711)	(6,190)

Interest expense (income), net	51	(31)	75	(53)
Other expense	—	1	—	1
Change in fair value of derivative liabilities	363	(481)	166	(57)
Other components of net periodic pension expense	27	45	75	78
Loss before income taxes	(2,902)	(2,547)	(6,027)	(6,159)
Income tax expense	—	1	—	1
Net loss	(2,902)	(2,548)	(6,027)	(6,160)
Preferred dividends and preferred stock discount accretion	(1,372)	(1,374)	(2,746)	(2,668)
Net loss available to common shareholders	$(4,274)	$(3,922)	$(8,773)	$(8,828)

Basic and diluted loss per common share - see Note 3:
Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.04)	$(0.07)	$(0.09)
Basic and diluted weighted-average shares outstanding	127,065,608	103,431,623	121,630,902	100,928,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(2,902)	$(2,548)	$(6,027)	$(6,160)
Other comprehensive loss:
Foreign currency translation adjustment	(64)	(20)	(33)	(5)
Comprehensive loss	$(2,966)	$(2,568)	$(6,060)	$(6,165)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands, except share amounts)
(Unaudited)
Three and Six Months Ended June 30, 2020

	Series A		Series B
	Convertible,		Convertible							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2019	37,467	$-	239,400	$2	113,353,176	$1,133	(6,704)	$(64)	$195,079	$(1,741)	$(203,171)	$(8,762)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(175)	-	-	(175)
Issuance of common stock net of stock issuance costs	-	-	-	-	10,000,000	100	-	-	1,287	-	-	1,387
Stock-based compensation expense	-	-	-	-	-	-	-	-	124	-	-	124
Common stock issued in exchange for unexercised options	-	-	-	-	400,000	4	-	-	58	-	-	62
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	31	-	31
Dividends on Series A preferred stock, $(25.01)/share	-	-	-	-	-	-	-	-	-	-	(937)	(937)
Dividends on Series C preferred stock, $(250.00)/share	-	-	-	-	-	-	-	-	-	-	(250)	(250)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,124)	(3,124)
Balance at March 31, 2020	37,467	$-	239,400	$2	123,753,176	$1,237	(6,704)	$(64)	$196,373	$(1,710)	$(207,482)	$(11,644)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(172)	-	-	(172)
Issuance of common stock net of stock issuance costs	-	-	-	-	2,500,000	25	-	-	215	-	-	240
Issuance of common stock for financing facility	-	-	-	-	2,500,000	25	-	-	375	-	-	400
Stock-based compensation expense	-	-	-	-	-	-	-	-	40	-	-	40
Common stock issued in exchange for unexercised options	-	-	-	-	288,695	3	-	-	93	-	-	96
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(64)	-	(64)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series A preferred stock, $(25.01)/share	-	-	-	-	-	-	-	-	-	-	(937)	(937)
Dividends on Series B preferred stock, $(0.11)/share	-	-	-	-	-	-	-	-	-	-	(25)	(25)
Dividends on Series C preferred stock, $(250.00)/share	-	-	-	-	-	-	-	-	-	-	(250)	(250)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,902)	(2,902)
Balance at June 30, 2020	37,467	$-	239,400	$2	129,041,871	$1,290	(6,704)	$(64)	$196,924	$(1,774)	$(211,596)	$(15,218)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In Thousands, except share amounts)
(Unaudited)
Three and Six Months Ended June 30, 2019

	Series A		Series B
	Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2018	37,467	$-	239,400	$2	98,230,336	$981	(6,704)	$(64)	$184,130	$(1,428)	$(186,648)	$(3,027)

Accretion of Series A Preferred Stock discount	-	-	-	-	-	-	-	-	(186)	-	-	(186)
Issuance of Common Stock pursuant to option exercises	-	-	-	-	286,834	3	-	-	103	-	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	166	-	-	166
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	15	-	15
Dividends on Series A preferred stock, $(23.06)/share	-	-	-	-	591,803	6	-	-	858	-	(864)	-
Dividends on Series C preferred stock, $(231.00)/share	-	-	-	-	157,945	2	-	-	229	-	(231)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,612)	(3,612)
Balance at March 31, 2019	37,467	$-	239,400	$2	99,266,918	$992	(6,704)	$(64)	$185,300	$(1,413)	$(191,355)	$(6,538)

Accretion of Series A Preferred Stock discount	-	-	-	-	-	-	-	-	(184)	-	-	(184)
Issuance of common stock net of stock issuance costs	-	-	-	-	5,954,545	60	-	-	6,035	-	-	6,095
Issuance of Common Stock pursuant to option exercises	-	-	-	-	64,500	1	-	-	59	-	-	60
Stock-based compensation expense	-	-	-	-	-	-	-	-	181	-	-	181
Issuance of common stock warrants as compensation	-	-	-	-	-	-	-	-	8	-	-	8
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(20)	-	(20)
Dividends on Series A preferred stock, $(24.82)/share	-	-	-	-	999,633	10	-	-	920	-	(930)	-
Dividends on Series B preferred stock,	-	-	-	-	-	-	-	-	-	-	(26)	(26)
Dividends on Series C preferred stock, $(248.00)/share	-	-	-	-	266,793	2	-	-	246	-	(248)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,548)	(2,549)
Balance at June 30, 2019	37,467	$-	239,400	$2	106,552,389	$1,065	(6,704)	$(64)	$192,565	$(1,433)	$(195,107)	$(2,972)

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,027)	$(6,160)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	36	36
Stock-based compensation	322	347
Warrants issued in lieu of cash as compensation for services	—	8
Application of rent deposit in lieu of cash payments	89	—
Change in fair value of derivative liabilities	166	(57)
Change in assets and liabilities:
Accounts receivable	79	592
Inventory	(81)	(290)
Other assets	97	8
Operating lease right-of-use assets	(9)	106
Accounts payable	513	(127)
Deferred revenue	125	(142)
Accrued expense	(14)	473
Contract costs	—	(29)
Pension obligation	55	52
Total adjustments	1,378	977
Net cash used in operating activities	(4,649)	(5,183)

Cash flows from investing activities
Purchase of property and equipment	—	(8)
Net cash used in investing activities	—	(8)

Cash flows from financing activities
Proceeds from issuance of Common Stock, net	1,637	6,095
Proceeds from issuance of related party notes payable	900	—
Proceeds from issuance of note payable to bank	1,571	—
Dividends paid	(25)	(25)
Proceeds from exercised stock options	—	166
Net cash provided by financing activities	4,083	6,236

Effect of exchange rate changes on cash and cash equivalents	(33)	(5)
Net increase (decrease) in cash and cash equivalents	(599)	1,040

Cash and cash equivalents at beginning of period	1,030	5,694

Cash and cash equivalents at end of period	$431	$6,734

Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Issuance of common stock for financing facility	$400	$—
Stock dividends on Series A Convertible Preferred Stock	$1,874	$1,794
Stock dividends on Series C Convertible Redeemable Preferred Stock	$500	$479
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$347	$370
Recognition of operating lease right-of-use assets from adoption of ASC 842	$—	$2,265
Recognition of lease liabilities from adoption of ASC 842	$—	$(2,280)

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

Related Party Financings

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and were due no later than 21 days after February 12, 2020. As of August 19, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member. During the three and six months ended June 30, 2020, the Company recorded approximately $46,000 and $70,000, respectively in interest expense related to this factoring agreement. In May 2020, the Company repaid $35,000 in accrued interest to the Board member. Accrued unpaid interest at June 30, 2020 approximated $70,000 and is included in the Company’s condensed consolidated June 30, 2020 balance sheet under the caption “Accrued expense”.

During the three months ended June 30, 2020, two members of the Company's Board of Directors advanced the Company an aggregate amount of $550,000. On June 29, 2020, the Company entered into promissory notes (the "Notes") in the principal amounts of $450,000 and $100,000, payable to the directors, reflecting the amounts advanced to the Company. The Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at $0.16 per share. The Notes bear interest at the rate of 5% per annum and mature on the earlier to occur of October 13, 2020 or on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million. During the three and six months ended June 30, 2020, the Company recorded approximately $2,000 in interest expense related to the Notes. Accrued unpaid interest at June 30, 2020 approximated $2,000 and is included in the Company’s condensed consolidated balance sheet under the caption “Accrued expense”.

2020 Common Stock Financings

Triton Funds LP

On February 20, 2020, the Company entered into a securities purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP, a Delaware limited partnership ("Triton" or the "Investor"). The Triton Purchase Agreement provides the Company the right to sell to Triton, and Triton is obligated to purchase, up to $2.0 million worth of shares of Common Stock under the Triton Purchase Agreement (the "Offering”). Pursuant to the terms and conditions set forth in the Triton Purchase Agreement, the purchase price of the Common Stock will be based on the number of shares of Common Stock equal to the amount in U.S. Dollars that the Company intends to sell to the Investor to be set forth in each written notice sent to the Investor by the Company (the "Purchase Notice") and delivered to the Investor (the "Purchase Notice Amount"), divided by the lowest daily volume weighted average price of the Company's Common stock listed on the OTC Markets during the five business days prior to closing (the "Purchased Shares"). The Closing of the purchase of the Purchased Shares as set forth in the Purchase Notice will occur no later than three business days following receipt of the Purchased Shares by the Investor.

In February and March of 2020, the Company sold, and Triton purchased, an aggregate of 10,000,000 shares of Common Stock for cash. In February, the Company sold 4,000,000 shares of Common Stock for $0.16 per share resulting in gross proceeds to the Company of $640,000. In March 2020, the Company sold 6,000,000 shares of Common Stock resulting in gross proceeds to the Company of $765,000, or a per share purchase price of $0.13 per share. Aggregate net proceeds from this financing approximated $1,387,000 after recognition of direct offering costs.

Lincoln Park Capital Fund, LLC

On April 28, 2020, the Company entered into a purchase agreement, as amended on June 11, 2020 (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our Common Stock.

Under the terms and subject to the conditions of the Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of the Company’s capital stock to 350 million shares, obtained from our shareholders effective June 9, 2020, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 of shares of Common Stock. On April 28, 2020, we sold 1,000,000 shares of Common Stock to Lincoln Park under the Purchase Agreement for an aggregate purchase price of $100,000 (the “Initial Purchase Shares)”. On June 11, 2020, we sold an additional 1,500,000 shares of Common Stock to Lincoln Park under the Purchase Agreement for an aggregate purchase price of $150,000 (the “Commencement Purchase Shares”). Future sales of Common Stock under the Purchase Agreement, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement of which this prospectus forms a part, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).

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

Pursuant to the terms of the Purchase Agreement, in no event may the Company issue or sell to Lincoln Park under the shares of Common Stock under the Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by the Investor and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”).

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions and indemnification obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. The Company issued to Lincoln Park 2,500,000 shares of Common Stock in consideration for entering into the Purchase Agreement. Pursuant to this issuance, $400,000 was recorded by the Company as a deferred stock issuance cost. Such amount is recorded in the Company’s condensed consolidated June 30, 2020 balance sheet under the caption “Other assets”. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Purchase Agreement. During the three months ended June 30, 2020, the Company recognized approximately $10,000 as a charge against paid in capital relating to securities sold under the Lincoln Park Purchase Agreement.

Due to the terms of the Purchase Agreement as described above, management is not currently expecting the related proceeds from the Purchase Agreement to be sufficient to sustain operations for an extended period of time.

Subsequent to June 30, 2020 and through August 19, 2020, the Company sold an aggregate 3,200,000 shares of Common Stock to Lincoln Park under the terms of the Purchase Agreement resulting in cash proceeds to the Company of approximately $669,000.

CARES Act Financing

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate. The Company has recorded the entire amount of the PPP Loan as debt. Under the terms of the PPP Loan, monthly payments of principal and interest commence November 1, 2020. At June 30, 2020, the Company has recorded the current portion of the PPP Loan of approximately $517,000 as a current liability under the caption “Notes payable - bank, current portion” in its condensed consolidated balance sheet. The remaining portion of approximately $1,054,000 is recorded as a long-term liability under the caption “Note payable – bank, net of current portion” in its condensed consolidated June 30, 2020 balance sheet.

Amendment to Certificate of Incorporation

On June 9, 2020, the Company amended its Certificate of Incorporation, as amended (the “Charter’) to increase the number of shares of the Company’s Common Stock and the number of shares of the Company’s preferred stock, par value $0.01 per share (“Preferred Stock”) authorized thereunder from an aggregate of 179 million to 350 million, consisting of 345 million shares of Common Stock and 5 million shares of Preferred Stock.

Going Concern

At June 30, 2020, we had negative working capital of approximately $6,950,000. Our principal sources of liquidity at June 30, 2020 consisted of approximately $431,000 of cash and cash equivalents.

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

Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At August 17, 2020, cash on hand approximated $351,000.Based on the Company’s rate of cash consumption in the first six months of 2020, the Company will need additional capital in the third quarter of 2020 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has instituted several cost cutting measures and has utilized cash proceeds available under the Lincoln Park facility to satisfy its working capital requirements. Additionally, management has consummated a restructuring of its Series A Convertible Preferred Stock ("Series A Preferred"), and is negotiating with holders of its Series C Convertible Preferred Stock (“Series C Preferred”) to restructure the same to facilitate additional equity and/or debt financing, and may seek strategic or other transactions intended to provide necessary working capital and increase shareholder value. There are currently no agreements with the holders of our Series C Preferred or financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in such efforts, including our ability to raise additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future periods.

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

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At June 30, 2020 and December 31, 2019, we had capitalized incremental costs of obtaining a contract with a customer of approximately $118,000. We recorded no additional contract costs during the three and six months ended June 30, 2020. Additionally, we recognized no revenue during the three and six months ended June 30, 2020 that was related to contract costs at the beginning of the period.

Other Items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The following table sets forth our disaggregated revenue for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenue	2020	2019	2020	2019
(dollars in thousands)

Software and royalties	$68	$122	$193	$234
Hardware and consumables	47	27	62	38
Services	6	11	17	166
Maintenance	612	652	1,257	1,305
Total revenue	$733	$812	$1,529	$1,743

Customer Concentration

For the three months ended June 30, 2020, one customer accounted for approximately 30% or $216,000 of our total revenue and had trade receivables at June 30, 2020 of $0. For the six months ended June 30, 2020, one customer accounted for approximately 28% or $433,000 of our total revenue and had trade receivables at June 30, 2020 of $0.

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

FASB ASU No. 2020-06. In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted loss per share:
Net loss	$(2,902)	$(2,548)	$(6,027)	$(6,160)
Preferred dividends, deemed dividends and accretion	(1,372)	(1,374)	(2,746)	(2,668)
Net loss available to common shareholders	$(4,274)	$(3,922)	$(8,773)	$(8,828)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	127,065,608	103,431,623	121,630,902	100,928,835

Basic and diluted loss per share available to common shareholders	$(0.03)	$(0.04)	$(0.07)	$(0.09)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive Securities	Six Months Ended June 30,
	2020	2019
Restricted stock units	2,353,721	—
Convertible redeemable preferred stock	44,755,071	42,626,028
Stock options	1,910,000	7,232,346
Warrants	1,693,856	1,813,856
Total potential dilutive securities	50,712,648	51,672,230

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $697,000 as of June 30, 2020 were comprised of work in process of $686,000 representing direct labor costs on in-process projects and finished goods of $11,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $615,000 as of December 31, 2019 were comprised of work in process of $608,000, representing direct labor costs on in-process projects and finished goods of $7,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $64,000 and $70,000 as of June 30, 2020 and December 31, 2019, respectively, which includes accumulated amortization of $595,000 and $589,000 as of June 30, 2020 and December 31, 2019, respectively. Amortization expense for patent intangible assets was $3,000 and $6,000 for the three and six months ended June 30, 2020 and 2019, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 6.0 years. There was no impairment of the Company’s intangible assets during the three and six months ended June 30, 2020 and 2019.

The estimated intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2020 (six months)	$6
2021	12
2022	12
2023	12
2024	12
Thereafter	10
Totals	$64

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at June 30, 2020, had a negative carrying amount of approximately $15,219,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired as of June 30, 2020 and December 31, 2019.

Other Assets

In conjunction with the Lincoln Park Purchase Agreement, the Company issued to Lincoln Park, in May 2020, 2,500,000 shares of Common Stock as consideration for entering into the Purchase Agreement. Pursuant to this issuance, the Company recorded $400,000 as a deferred stock issuance cost. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Purchase Agreement. During the three months ended June 30, 2020, the Company recognized approximately $10,000 as a charge against paid in capital relating to securities sold under the Lincoln Park Purchase Agreement.

NOTE 5.  LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 – Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% as the discount rates implicit in the Company’s leases cannot be readily determined. Such assets and liabilities aggregated approximately $2,265,000 and $2,280,000 as of January 1, 2019, respectively and $1,906,000 and $2,089,000 as of December 31, 2019, respectively. At June 30, 2020, such assets and liabilities aggregated approximately $1,738,000 and $1,914,000, respectively. The Company determined that it had no arrangements representing finance leases.

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

For the three and six months ended June 30, 2020 and 2019, the Company recorded approximately $169,000 and $338,000, and $182,000 and $349,000, respectively, in lease expense using the straight-line method. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of June 30, 2020 is 4.07 years. Cash payments under operating leases aggregated approximately $162,000 and $323,000, respectively, for the three and six months ended June 30, 2020 and $116,000 and $233,000, respectively, for the comparable periods in 2019, and are included in operating cash flows.

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

At June 30, 2020, future minimum undiscounted lease payments are as follows:

($ in thousands)
2020 (six months)	$333
2021	642
2022	652
2023	425
2024	387
Thereafter	132
Total	2,571
Short-term leases not included in lease liability	(7)
Present Value effect on future minimum undiscounted lease payments at June 30, 2020	(650)
Lease liability at June 30, 2020	$1,914
Less current portion	(401)
Non-current lease liability at June 30, 2020	$1,513

NOTE 6.  MEZZANINE EQUITY

Series C Convertible Redeemable Preferred Stock

On September 10, 2018, the Company filed the Certificate of Designations, Preferences, and Rights of Series C Preferred (the “Series C COD”) with the Secretary of State for the State of Delaware – Division of Corporations, designating 1,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series C Preferred, each share with a stated value of $10,000 per share (the “Stated Value”). Shares of Series C Preferred accrue dividends cumulatively and are payable quarterly at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of Common Stock. Each share of Series C Preferred has a liquidation preference equal to the greater of (i) the Stated Value plus all accrued and unpaid dividends, and (ii) such amount per share as would have been payable had each share been converted into Common Stock immediately prior to the occurrence of a Liquidation Event or Deemed Liquidation Event. Each share of Series C Preferred is convertible into that number of shares of the Company’s Common Stock (“Conversion Shares”) equal to the Stated Value, divided by $1.00, which conversion rate is subject to adjustment in accordance with the terms of the Series C COD. Holders of Series C Preferred may elect to convert shares of Series C Preferred into Conversion Shares at any time. Holders of the Series C Preferred may also require the Company to redeem all or any portion of such holder’s shares of Series C Preferred at any time from and after the third anniversary of the issuance date or in the event of the consummation of a Change of Control (as such term is defined in the Series C COD). Subject to the terms and conditions set forth in the Series C COD, in the event the volume-weighted average price of the Company’s Common Stock is at least $3.00 per share (subject to adjustment in accordance with the terms of the Series C COD) for at least 20 consecutive trading days, the Company may convert all, but not less than all, issued and outstanding shares of Series C Preferred into Conversion Shares. In addition, in the event of a Change of Control, the Company will have the option to redeem all, but not less than all, issued and outstanding shares of Series C Preferred for 115% of the Liquidation Preference Amount per share. Holders of Series C Preferred will have the right to vote, on an as-converted basis, with the holders of the Company’s Common Stock on any matter presented to the Company’s stockholders for their action or consideration. Shares of Series C Preferred rank senior to the Company’s Common Stock, Series A Preferred, Series A-1 Preferred, and junior to the Company’s Series B Preferred.

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

There were no issuances or conversions of Series C Preferred during the three and six months ended June 30, 2020 or June 30, 2019. The Company issued the holders of Series C Preferred 157,945 and 266,793 shares of Common Stock on March 31, 2019 and June 30, 2019, respectively, as payment of dividends due on these dates.

At June 30, 2020 and December 31, 2019, the Company had cumulative dividends of approximately $500,000 and $0, respectively. At June 30, 2020, the unpaid Series C Preferred dividend of $500,000 is included as a current liability under the caption “Accrued expense” in the Company’s condensed consolidated balance sheet.

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

For the three and six months ended June 30, 2020, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $175,000 and $347,000, respectively, using the effective interest rate method. For the three and six months ended June 30, 2019, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $184,000 and $370,000, respectively, using the effective interest rate method.

There were no conversions of Series C Preferred into Common Stock during the three and six months ended June 30, 2020 and 2019.

The Company reflected the following in Mezzanine Equity for the Series C Preferred Stock as of December 31, 2019 and June 30, 2020:

	Series C
	Convertible,
	Redeemable
	Preferred
(amounts in thousands, except share amounts)	Shares	Amount

Total Series C Preferred Stock as of December 31, 2019	1,000	$8,884

Accretion of discount – deemed dividend for the six months ended June 30, 2020	—	347

Total Series C Preferred Stock as of June 30, 2020	1,000	$9,231

NOTE 7.  DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging”. Under the provisions of ASC 815, the Company identified embedded features within the Series C Preferred host contract that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s condensed consolidated balance sheets under the caption “Derivative liabilities”. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss. Such amounts are recorded in the caption “Change in fair value of derivatives liabilities” in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2020, the Company recorded an increase to these derivative liabilities using fair value methodologies of approximately $363,000 and $166,000, respectively. As a result of this increase, such liabilities aggregated approximately $535,000 at June 30, 2020. During the three and six months ended June 30, 2019, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $481,000 and $57,000, respectively. See Note 9 to these condensed consolidated financial statements for a reconciliation of amounts recorded at June 30, 2020.

NOTE 8.  EQUITY

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

 On June 9, 2020, the Company amended its Charter to increase the number of shares of the Company’s Common Stock and the number of shares of the Company’s Preferred Stock authorized thereunder from an aggregate of 179 million to 350 million, consisting of 345 million shares of Common Stock and 5 million shares of Preferred Stock.

Series A Convertible Preferred Stock

The Company had 37,467 shares of Series A Preferred outstanding as of June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the Company had cumulative dividends of approximately $1,874,000 and $0, respectively. There were no conversions of Series A Preferred into Common Stock during the three and six months ended June 30, 2020 and 2019. At June 30, 2020, the unpaid Series A Preferred dividend of approximately $1,874,000 is included as a current liability under the caption “Accrued expense” in the Company’s condensed consolidated balance sheet.

In conjunction with the Series A Restructuring, as defined in Note 12 below, in July 2020, approximately $1,847,000 in dividends payable to the Series A Holders and payable for the quarters ended March 31, 2020 and June 30, 2020 was waived in consideration for the issuance of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) in exchange for shares of Series A Preferred.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred stock, par value $0.01 per share (“Series B Preferred”), outstanding as of June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the Company had cumulative undeclared dividends of approximately $8,000. There were no conversions of Series B Preferred into Common Stock during the three and six months ended June 30, 2020 and 2019.

Common Stock

  The following table summarizes Common Stock activity for the six months ended June 30, 2020:

Common Stock
Shares outstanding at December 31, 2019	113,346,472
Shares issued pursuant to option exchange	688,695
Shares issued to secure financing facility	2,500,000
Shares issued for cash	12,500,000
Shares outstanding at June 30, 2020	129,035,167

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

During May 2020, the Company sold 2,500,000 shares of its Common Stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for $0.10 per share resulting in proceeds to the Company of $250,000. Also in May 2020, the Company issued to Lincoln Park 2,500,000 shares of its Common Stock as consideration for entering into the Purchase Agreement. The Company has recorded this issuance as a deferred stock issuance cost in the amount of $400,000. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Purchase Agreement.

During the six months ended June 30, 2020, the Company issued 600,000 shares of its Common Stock pursuant to exchange agreements with certain terminated employees whereby such employees exchanged an aggregate 1,200,000 Common Stock purchase options for 600,000 shares of Common Stock as a component of their severance agreement.  Disclosure of any incremental compensation expense and the related accounting is set forth in the Stock-Based Compensation section of this note.

During the six months ended June 30, 2020, the Company granted 708,916 restricted stock units (“RSUs”) to certain active employees in exchange for 1,417,832 outstanding options held by such employees. On May 8, 2020, 88,695 shares of RSUs vested with the remainder of such shares of Common Stock vesting quarterly over a period of two years. Disclosure of any incremental compensation expense and the related accounting is set forth in the Stock-Based Compensation section of this note.

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted-Average Exercise Price
Balance at December 31, 2019	1,733,856	$0.14
Granted	—	—
Expired/Canceled	(40,000)	1.46
Exercised	—	—
Balance at June 30, 2020	1,693,856	$0.11

As of June 30, 2020, warrants to purchase 1,693,856 shares of Common Stock at prices ranging from $0.01 to $1.14 were outstanding. Of these warrants, 50,000 were exercisable as of June 30, 2020 and expired as of July 29, 2020 unexercised and 1,643,856 become exercisable only upon the attainment of specified events and expire at various dates through September 2028. The intrinsic value of warrants outstanding at June 30, 2020 was $0. The Company has excluded from this computation any intrinsic value of the 1,493,856 warrants issued to the Series A Preferred stockholders due to the conversion exercise contingency associated with these warrants.

Stock-Based Compensation

The Company’s 1999 Stock Award Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company was authorized to issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the number of shares of the Company’s Common Stock reserved for issuance to approximately 7.0 million. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the number of shares of the Company’s Common Stock reserved for issuance by 2.0 million. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or shares of the Company’s Common Stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares of Common Stock available for issuance under the 1999 Plan at June 30, 2020 was 0 due to the termination of the 1999 Plan.

On June 9, 2020, pursuant to authorization obtained from the Company’s stockholders, the Company adopted the 2020 Omnibus Stock Incentive Plan (the ”2020 Plan”). The 2020 Plan was adopted by the Board of Directors to enhance our ability to attract and retain highly qualified officers, non-employee directors, key employees and consultants. Awards granted under the 2020 Plan are designed to qualify for special tax treatment under Section 422 of the Internal Revenue Code of 1986 (the “Code”). A total of 25.0 million shares of Common Stock are authorized for issuance under the 2020 Plan.

The 2020 Plan supersedes and replaces the 1999 Plan and therefore no new awards will be granted under the 1999 Plan. Any awards outstanding under the 1999 Plan on the date of approval of the 2020 Plan will remain subject to the 1999 Plan. All shares of Common Stock remaining authorized and available for issuance under the 1999 Plan and any shares subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2020 Plan. As of June 30, 2020, 29,401,175 shares are available for issuance under the 2020 Plan.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the six months ended June 30, 2020 and 2019 ranged from 66% to 57%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the six months ended June 30, 2019 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the six months ended June 30, 2020 and 2019 averaged 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has adopted the provisions of ASU 2016-09 and will continue to use an estimated annualized forfeiture rate of approximately 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees.

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2019	7,204,672	$1.32
Granted	1,750,000	$0.15
Expired/Cancelled	(7,044,672)	$1.34
Exercised	—	$—
Balance at June 30, 2020	1,910,000	$0.22

During the six months ended June 30, 2020, the Company issued 600,000 shares of its Common Stock pursuant to an exchange agreement with certain terminated employees whereby such employees exchanged 1,200,000 Common Stock purchase options for 600,000 shares of Common Stock as a component of their severance agreement. The Company recorded the grant date fair value of these Common Stock issuances as severance expense in the amount of approximately $86,000.

The Company periodically issues RSUs to certain employees which vest over time. When vested, each RSU represents the right to that number of shares of Common Stock equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's Common Stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term.

During the six month period ended June 30, 2020, the Company granted 708,916 RSUs to certain employees in exchange for options to purchase 1,417,832 shares of Common Stock held by such employees. On May 8, 2020, 88,695 RSUs vested with the remainder of such RSUs vesting quarterly over a period of two years. Also, during the six months ended June 30, 2020, the Company agreed to grant 1,733,500 RSUs to certain officers and members of the Company’s Board of Directors in exchange for options to purchase 3,467,000 shares of Common Stock held by such officers and directors. However, principally due to the lack of authorized but unissued shares of Common Stock to satisfy certain commitments of the Company, and in lieu of pending efforts to restructure certain issued and outstanding preferred stock and secure additional working capital, the Company and certain officers and directors have agreed to suspend the issuance of such RSUs in exchange for their options.

In addition to the aggregate 6,084,832 options exchanged or pending exchange as disclosed above, an additional 959,840 options expired unexercised during the six months ended June 30, 2020.

The Company determined that the exchange agreements are a modification of a share-based payment award under ASC 718. Accordingly, the Company computed any incremental compensation expense as a component of the total compensation cost to be measured at the modification date. Aggregate incremental compensation expense measured from the modifications of stock options was approximately $385,000.

The intrinsic value of options exercisable and outstanding at June 30, 2020 was $0. The aggregate intrinsic value for all options outstanding as of June 30, 2020 was approximately $368,000. The weighted-average grant-date per share fair value of options granted during the six months ended June 30, 2020 was $0.09 as there were no option grants during this period. At June 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $238,000, which will be recognized over a weighted-average period of 1.4 years.

Stock-based compensation expense for employees, officers and members of the Company’s Board of Directors, related to RSUs, equity options, and the modifications of equity options, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$2	$4	$5	$7
General and administrative	89	97	156	190
Sales and marketing	10	42	100	81
Research and development	35	38	61	69

Total	$136	$181	$322	$347

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

	Fair Value at June 30, 2020
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,711	$—	$—	$1,711
Totals	$1,711	$—	$—	$1,711
Liabilities:
Derivative liabilities	$535	$—	$—	$535
Totals	$535	$—	$—	$535

	Fair Value at December 31, 2019
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,713	$—	$—	$1,713
Totals	$1,713	$—	$—	$1,713
Liabilities:
Derivative liabilities	$369	$—	$—	$369
Totals	$369	$—	$—	$369

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

As of June 30, 2020, the Company had embedded features contained in the Series C Preferred host instrument (issued in September 2018) that qualified for derivative liability treatment.  The recorded fair market value of these features was approximately $535,000 and $369,000 at June 30, 2020 and December 31, 2019, respectively, and are classified as a current liability in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The fair value of the Company’s derivative liabilities is classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses the lattice framework, Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the fair value methodologies during the six months ended June 30, 2020 and 2019 are a risk-free rate of 0.16% to 2.22% equity volatility of 63% to 109%, effective life of 1.20 years to 4.45 years, and a preferred stock dividend rate of 0%. Additionally, management has made certain estimates regarding the timing of potential change of control events.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary.  That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value during the three months ended June 30, 2020 and 2019 are presented below:

($ in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019

Pension assets:
Fair value at beginning of period	$1,675	$1,699
Return on plan assets	16	15
Company contributions and benefits paid, net	(23)	(19)
Effect of exchange rate changes	43	26
Fair value at end of period	$1,711	$1,721

The reconciliations of Level 3 pension assets measured at fair value during the six months ended June 30, 2020 and 2019 are presented below:

($ in thousands)	Six months ended June 30, 2020	Six months ended June 30, 2019

Pension assets:
Fair value at beginning of period	$1,713	$1,733
Return on plan assets	30	30
Company contributions and benefits paid, net	(33)	(30)
Effect of exchange rate changes	1	(12)
Fair value at end of period	$1,711	$1,721

The reconciliations of Level 3 derivative liabilities measured at fair value during the three months ended June 30, 2020 and 2019 are presented below:

($ in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019
Derivative liabilities:
Fair value at beginning of period	$172	$1,489
Change in fair value included in earnings	363	(481)
Fair value at end of period	$535	$1,008

The reconciliations of Level 3 derivative liabilities measured at fair value during the six months ended June 30, 2020 and 2019 are presented below:

($ in thousands)	Six months ended June 30, 2020	Six months ended June 30, 2019

Derivative liabilities:
Fair value at beginning of period	$369	$1,065
Change in fair value included in earnings	166	(57)
Fair value at end of period	$535	$1,008

NOTE 10.  RELATED PARTY TRANSACTIONS

Notes Payable

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board of Directors for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and are due no later than 21 days after February 12, 2020. As of August 19, 2020, despite collection of the Company’s trade accounts receivable, the borrowed amounts have not been repaid and the Company is seeking an extension from the Board member. Under the terms of the factoring agreement, factored money will bear interest at the rate of 1% of the factoring money for the first seven days, and 1% for each additional seven days until the factoring money is paid in full. In May 2020, the Company paid $35,000 in accrued interest to the Board member.

In April 2020, the Company received an aggregate amount of $550,000 from two members of the Company’s Board of Directors. On June 29, 2020, the Company entered into promissory notes (the "Notes") in the principal amounts of $450,000 and $100,000, payable to the two members of the Company's Board of Directors. The Notes are convertible into shares of the Company’s common stock, par value $0.01 per share, for $0.16 per share. The promissory notes bear interest at the rate of 5% per annum, and mature on the earlier to occur of October 13, 2020 or on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million. As of June 30, 2020, an aggregate of $550,000 principal amount remained outstanding under the terms of the Notes.

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

On July 21, 2020, the employment agreement for the Company’s Chief Technical Officer was terminated effective with the Officer’s voluntary resignation on this date.

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

12.    SUBSEQUENT EVENTS

Creation of Series A-1 Convertible Preferred Stock

On July 14, 2020, the Company filed the Certificate of Designations, Preferences, and Rights of Series A-1 Convertible Preferred Stock (“Series A-1 COD”) with the Secretary of State for the State of Delaware – Division of Corporations, designating 31,021 shares of the Company’s Preferred Stock as Series A-1 Preferred. Shares of Series A-1 Preferred accrue cumulative dividends and are payable quarterly beginning March 31, 2021 at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of Common Stock. Each share of Series A-1 Preferred is convertible into that number of shares of the Company’s Common Stock equal to that number of shares of Series A-1 Preferred being converted multiplied by $1,000, divided by $0.65, or the conversion price as defined in the Series A-1 Certificate of Designation in effect as of the date the holder delivers to the Company their notice of election to convert.

Series A Restructuring

During July 2020, the Company entered into an Exchange Agreement, Consent and Waiver (“Exchange Agreement”) with certain holders of its Series A Preferred (the "Series A Holders"), pursuant to which such Series A Holders agreed to exchange one-half of the Series A Preferred beneficially owned by such Series A Holders for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,847,000 in dividends payable to the Series A Holders and payable for the quarters ended March 31, 2020 and June 30, 2020 (the “Series A Restructuring”). Shares of the Series A-1 Preferred issued to the Series A Holders pursuant to the Exchange Agreement are convertible into shares of Common Stock at $0.65 per share, and automatically convert into Common Stock when the volume weighted average closing price (VWAP) of the Company’s Common Stock for the preceding twenty trading days is at least $1.00.

Subsequent to June 30, 2020 and through August 19, 2020, certain Holders of Series A-1 Preferred converted 350 shares of Series A-1 Preferred into 538,452 shares of the Company’s Common Stock.

Subsequent to June 30, 2020 and through August 19, 2020, the Company sold an aggregate 3,200,000 shares of Common Stock to Lincoln Park under the terms of the Purchase Agreement resulting in cash proceeds to the Company of approximately $669,000.

Subsequent to June 30, 2020 and through August 19, 2020, the Company issued 87,198 shares of its Common Stock pursuant to share based compensation agreements.

On July 21, 2020, David Harding, Senior Vice President and Chief Technical Officer submitted his resignation to the Company.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2020 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Product Revenue

	Three Months Ended June 30,
Net Product Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$68	$122	$(54)	(44)%
Percentage of total net product revenue	56%	76%
Hardware and consumables	$47	$27	$20	74%
Percentage of total net product revenue	39%	17%
Services	$6	$11	$(5)	(45)%
Percentage of total net product revenue	5%	7%
Total net product revenue	$121	$160	$(39)	(24)%

Software and royalty revenue decreased approximately $54,000 during the three months ended June 30, 2020 as compared to the corresponding period in 2019. This decrease is attributable to lower royalty revenue of approximately $8,000, lower sales of boxed identity management software sold through our distribution channel of approximately $4,000, lower law enforcement project related revenue of approximately $10,000 and lower identification project related revenue of approximately $32,000.

Revenue from the sale of hardware and consumables increased approximately $20,000 during the three months ended June 30, 2020 as compared to the corresponding period in 2019 due to an increase in hardware and consumables procurement by our customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $5,000 during the three months ended June 30, 2020 as compared to the corresponding period in 2019. The decrease results from the completion of the service element in certain project related work completed during the three months ended June 30, 2019.

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

During the three months ended June 30, 2020, we have focused on strategically updating our products with the latest mobile and cloud technology prioritized by market opportunities. We relaunched GoVerify ID® in July 2020. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our GoVerify ID® solution. During the three months ended June 30, 2020, we have identified several new opportunities for our Multi-Factor Authentication GoVerify® solution. Additionally, we have focused on the integration of the suite of products that comprise out Identity Platform. Throughout the remainder of 2020 we plan to continue to enhance our Identity Platform products, including our EPI (our biometric smart access cards) and law enforcement offerings by leveraging cloud and mobile technologies to improve both functionality and value to the customer. Management believes that these initiatives will result in the expansion of our solutions into the both law enforcement and non-governmental sectors including commercial, consumer and healthcare applications further resulting in additional implementations of both our GoVerify ID® products and Identity Platform products.

 Maintenance Revenue

	Three Months Ended June 30,
Maintenance Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$612	$652	$(40)%	(6)%

Maintenance revenue was approximately $612,000 for the three months ended June 30, 2020, as compared to approximately $652,000 for the corresponding period in 2019. For the three months ended June 30, 2020, identity management maintenance revenue was approximately $291,000 as compared to $328,000 for the comparable period in 2019. The decrease in identity management maintenance revenue of approximately $37,000 is reflective of the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts. Law enforcement maintenance revenue was approximately $321,000 and $325,000 for the three months ended June 30, 2020 and 2019, respectively. This decrease of approximately $4,000 is primarily due to the expiration of certain smaller law enforcement customer maintenance contracts.

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

Cost of Product Revenue

	Three Months Ended June 30,
Cost of Product Revenue:	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$13	$16	$(3)	(19)%
Percentage of software and royalty product revenue	19%	13%
Hardware and consumables	$30	$15	$15	100%
Percentage of hardware and consumables product revenue	64%	56%
Services	$4	$3	$1	33%
Percentage of services product revenue	67%	27%
Total product cost of revenue	$47	$34	$13	38%
Percentage of total product revenue	39%	21%

The cost of software and royalty product revenue decreased approximately $3,000 for the three months ended June 30, 2020 as compared to the corresponding period in 2019 due primarily to certain fixed third-party software license costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of hardware and consumables revenue increased approximately $15,000 during the three months ended June 30, 2020 as compared to the corresponding period in 2019. This increase reflects higher hardware and consumables revenue of approximately $21,000. In addition to changes in costs of hardware and consumables product revenue caused by revenue level fluctuations, costs of hardware and consumables revenue can vary as a percentage of hardware and consumables revenue from period to period depending upon the composition and type of hardware and consumables needed to fulfill customer requirements.

Cost of Maintenance Revenue

Maintenance cost of revenue	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Total maintenance cost of revenue	$107	$106	$1	1%
Percentage of total maintenance revenue	17%	16%

 Product Gross Profit

	Three Months Ended June 30,
Product gross profit	2020	2019	$ Change	% Change
(dollars in thousands)
Software and royalties	$55	$106	$(51)	(48)%
Percentage of software and royalty product revenue	81%	87%
Hardware and consumables	$17	$12	$5	42%
Percentage of hardware and consumables product revenue	36%	44%
Services	$2	$8	$(6)	(75)%
Percentage of services product revenue	33%	73%
Total product gross profit	$74	$126	$(52)	(41)%
Percentage of total product revenue	61%	79%

Software and royalty gross profit decreased approximated $51,000 for the three months ended June 30, 2020 as compared to the corresponding period in 2019. The decrease is caused primarily by lower software and royalty revenue of approximately $54,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumable gross profit increased approximately $5,000 for the three months ended June 30, 2020 from the corresponding period in 2019 due primarily to higher hardware and consumable revenue of approximately $20,000 offset by higher cost of hardware and consumable revenue of approximately $15,000. These decreases result from a decrease in project related solutions containing hardware and consumable components.

Maintenance Gross Profit

Maintenance gross profit	Three Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Total maintenance gross profit	$505	$546	$(41)	(8)%
Percentage of total maintenance revenue	83%	84%

Gross profit related to maintenance revenue decreased approximately $41,000 for the three months ended June 30, 2020 as compared to the corresponding period in 2019. This decrease results from lower maintenance revenue of approximately $40,000 is reflective of the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts.

Operating Expense
	Three Months Ended June 30,
Operating expense	2020	2019	$ Change	% Change
(dollars in thousands)

General and administrative	$939	$894	$45	5%
Percentage of total net revenue	128%	110%
Sales and marketing	$566	$934	$(368)	(39)%
Percentage of total net revenue	77%	115%
Research and development	$1,517	$1,840	$(323)	(18)%
Percentage of total net revenue	207%	227%
Depreciation and amortization	$18	$17	$1	6%
Percentage of total net revenue	2%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar increase of approximately $45,000 in general and administrative expense for the three months ended June 30, 2020 as compared to the corresponding period in 2019 is comprised of the following major components:

●
Increase in personnel related expense of approximately $29,000 due to headcount increases;

●
Increases in professional services of approximately $39,000, which includes higher general corporate expense of approximately $15,000, higher legal fees of approximately $28,000, and higher patent expense of approximately $51,000, offset by lower Board fees of approximately $10,000, lower contract services of approximately $10,000, lower audit fees of approximately $5,000 and lower investor relations fees of approximately $30,000;

●
Decrease in travel, insurances, licenses, dues, rent, and office related costs of approximately $30,000;

●
Increase in financing related expense of approximately $16,000; and

●
Decrease in stock-based compensation expense of approximately $9,000.

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

The dollar decrease in sales and marketing expense of approximately $368,000 during the three months ended June 30, 2020 as compared to the corresponding period in 2019, is primarily comprised of the following major components:

●
Decrease in personnel related expense (including severance for certain terminated employees) of approximately $203,000 driven primarily by headcount reductions;

●
Decrease in contractor fees, contract services and dues and subscriptions of approximately $50,000 resulting from increased utilization of certain sales consultants of approximately $18,000 offset by lower contract services of approximately $54,000 offset by lower marketing dues and subscription expense of approximately $14,000;

●
Decrease in travel, trade show expense and office related expense of approximately $58,000;

●
Decrease in stock-based compensation expense of approximately $30,000; and

●
Decrease in our Mexico sales office expense and other of approximately $27,000.

We anticipate that the level of expense incurred for sales and marketing during the year ending December 31, 2020 will increase as we pursue large project solution opportunities, however we cannot predict how the effects of the COVID-19 pandemic, discussed more fully elsewhere in this Quarterly Report may affect our level of anticipated expenditures.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs.

Research and development expense decreased approximately $323,000 for the three months ended June 30, 2020, as compared to the corresponding period in 2019, due primarily to the following major components:

●
Decrease in personnel related expense of approximately $68,000 due to headcount reductions;

●
Decrease in contractor fees and contract services of approximately $203,000 for services related to the accelerated development of mobile identity management;

●
Decrease in stock-based compensation of approximately $27,000; and

●
Decrease in rent, office related expense and engineering tools and supplies of approximately $25,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software as well as continue to enhance existing products.

Depreciation and Amortization

During the three months ended June 30, 2020 and 2019, depreciation and amortization expense was approximately $18,000 and $17,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the three months ended June 30, 2020, we recognized interest income of $0 and interest expense of approximately $51,000. For the three months ended June 30, 2019, we recognized interest income of approximately $31,000 and interest expense of approximately $0. The decrease in interest income of approximately $31,000 for the three months ended June 30, 2020 as compared to the corresponding period in 2019 reflects lower interest earned on lower cash balances. Interest expense of approximately $51,000 for the three months ended June 30, 2020 reflects interest incurred on a related party factoring agreement and related party notes payable of approximately $51,000.

   Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2020, we recognized a non-cash expense of approximately $363,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such increase was determined by management using fair value methodologies and is included as other income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended June 30, 2020.

For the three months ended June 30, 2019, we recognized non-cash income of approximately $481,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
Net Product Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$193	$234	$(41)	(18)%
Percentage of total net product revenue	71%	53%
Hardware and consumables	$62	$38	$24	63%
Percentage of total net product revenue	23%	9%
Services	$17	$166	$(149)	(90)%
Percentage of total net product revenue	6%	38%
Total net product revenue	$272	$438	$(166)	(38)%

Software and royalty revenue decreased approximately $41,000 during the six months ended June 30, 2020 as compared to the corresponding period in 2019. This decrease is attributable to lower identification project related revenue of approximately $38,000, lower law enforcement project related revenue of approximately $9,000, lower sales of boxed identity management software sold through our distribution channel of approximately $5,000, offset by higher royalty revenue of approximately $11,000. The decrease in identification project related revenue is reflective of lower software licenses sold into identification projects during the six months ended June 30, 2020. The increase in royalty revenue results primarily from higher reported usage from certain customers and the decrease in our law enforcement project revenue resulted from a decrease in the timing of procurement by our law enforcement customers. The decrease in boxed identity management software sold through our distribution channel reflects lower procurement from international customers.

Revenue from the sale of hardware and consumables increased approximately $24,000 during the six months ended June 30, 2020 as compared to the corresponding period in 2019 due to an increase in project related solutions containing hardware and higher consumable sales primarily to law enforcement customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $149,000 during the six months ended June 30, 2020 as compared to the corresponding period of 2019 due to a decrease in the service element of project related work completed during the six months ended June 30, 2020.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives during 2020; however, government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

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

During the six months ended June 30, 2020, we have focused on strategically updating our products with the latest mobile and cloud technology prioritized by market opportunities. We relaunched GoVerify ID® in July 2020. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our GoVerify ID® solution. During the six months ended June 30, 2020, we have identified several new opportunities for our Multi-Factor Authentication GoVerify ID® solution. Additionally, we have focused on the integration of the suite of products that comprise out Identity Platform. Throughout the remainder of 2020 we plan to continue to enhance our Identity Platform products, including our EPI (our biometric smart access cards) and law enforcement offerings by leveraging cloud and mobile technologies to improve both functionality and value to the customer. Management believes that these initiatives will result in the expansion of our solutions into the both law enforcement and non-governmental sectors including commercial, consumer and healthcare applications further resulting in additional implementations of both our GoVerify ID® products and Identity Platform products.

	Six Months Ended June 30,
Maintenance Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$1,257	$1,305	$(48)	(4)%

Maintenance revenue was approximately $1,257,000 for the six months ended June 30, 2020, as compared to approximately $1,305,000 for the corresponding period in 2019. Identity management maintenance revenue generated from identification software solutions was approximately $608,000 for the six months ended June 30, 2020 as compared to approximately $656,000 during the comparable period in 2019. Law enforcement maintenance revenue was approximately $649,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease of $48,000 in identification software maintenance revenue for the six months ended June 30, 2020 as compared to the corresponding period of 2019 is reflective of the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Six Months Ended June 30,
Cost of Product Revenue:	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$27	$16	$11	69%
Percentage of software and royalty product revenue	14%	7%
Hardware and consumables	$37	$23	$14	61%
Percentage of hardware and consumables product revenue	60%	61%
Services	$1	$78	$(77)	(99)%
Percentage of services product revenue	6%	47%
Total product cost of revenue	$65	$117	$(52)	(44)%
Percentage of total product revenue	24%	27%

The cost of software and royalty product revenue increased approximately $11,000 despite lower software and royalty revenue for the six months ended June 30, 2020 as compared to the corresponding period in 2019 due to the 2020 period containing certain third-party software license costs and the 2019 period containing significant software license revenue with minimal third-party license costs and minimal associated customization costs.

The cost of hardware and consumable product revenue increased approximately $14,000 for the six months ended June 30, 2020 as compared to the corresponding period in 2019 due primarily to higher hardware and consumable product revenue of approximately $24,000 during the 2020 period.

The cost of services revenue decreased approximately $77,000 during the six months ended June 30, 2020 as compared to the corresponding period in 2019 due primarily to lower service revenue of approximately $149,000. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance cost of revenue	Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Total maintenance cost of revenue	$205	$226	(21)	(9)%
Percentage of total maintenance revenue	16%	17%

 Cost of maintenance revenue decreased approximately $21,000 during the six months ended June 30, 2020 as compared to the corresponding period in 2019. This decrease is reflective of lower maintenance labor costs incurred during the six months ended June 30, 2020 as compared to the corresponding period in 2019 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

	Six Months Ended June 30,
Product gross profit	2020	2019	$ Change	% Change
(dollars in thousands)
Software and royalties	$166	$218	$(52)	(24)%
Percentage of software and royalty product revenue	86%	93%
Hardware and consumables	$25	$15	$10	66%
Percentage of hardware and consumables product revenue	40%	40%
Services	$16	$88	$(72)	(82)%
Percentage of services product revenue	94%	53%
Total product gross profit	$207	$321	$(114)	(36)%
Percentage of total product revenue	76%	73%

Software and royalty gross profit decreased approximately $52,000 for the six months ended June 30, 2020 from the corresponding period in 2019 due primarily to lower software and royalty revenue of approximately $41,000 combined with higher software and royalty cost of revenue of $11,000 for the same period. This increase in software and royalty cost of revenue despite lower software and royalty revenue during the 2020 period as compared to the comparable 2019 period reflects the 2019 period containing software revenue with extremely minimal third-party software costs and minimal associated software customization costs whereas the 2020 period did not contain similar revenues with related costs and contained higher third-party fixed software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third -party software license content included in product sales during a given period.

Hardware and consumable gross profit increased approximately $10,000 for the six months ended June 30, 2020 from the corresponding period in 2019 due primarily to higher hardware and consumable revenue of approximately $24,000 combined with lower cost of hardware and consumable revenue of approximately $14,000. These increases result from an increase in project related solutions containing hardware and consumable components.

Services gross profit decreased approximately $72,000 for the six months ended June 30, 2020 as compared to the corresponding period in 2019 due to lower service revenue of approximately $149,000 for the six months ended June 30, 2020 as compared to the corresponding period in 2019 combined with lower costs of service revenue of approximately $77,000 for the six months ended June 30, 2020 as compared to the corresponding period in 2019. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance gross profit	Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Total maintenance gross profit	$1,052	$1,079	$(27)	(2)%
Percentage of total maintenance revenue	84%	83%

Gross profit related to maintenance revenue decreased approximately $27,000 for the six months ended June 30, 2020 as compared to the corresponding period in 2019. This decrease reflects lower maintenance revenue of approximately $48,000 due to the timing of maintenance revenue recognition combined with lower cost of maintenance revenue of approximately $21,000 due to headcount reductions in our customer service department combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

	Six Months Ended June 30,
Operating expense	2020	2019	$ Change	% Change
(dollars in thousands)

General and administrative	$1,922	$2,001	$(79)	(4)%
Percentage of total net revenue	126%	115%
Sales and marketing	$1,624	$1,939	$(315)	(16)%
Percentage of total net revenue	106%	111%
Research and development	$3,388	$3,614	$(226)	(6)%
Percentage of total net revenue	222%	207%
Depreciation and amortization	$36	$36	$—	0%
Percentage of total net revenue	2%	2%

General and Administrative Expense

 General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar decrease of approximately $79,000 during the six months ended June 30, 2020 as compared to the corresponding period in 2019 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $27,000;

●
Decreases in professional services of approximately $67,000, which includes lower Board fees of approximately $81,000, lower auditing fees of approximately $1,000, lower contract service expense of approximately $53,000 and lower investor relations fees of approximately $59,000, offset by higher patent-related fees of approximately $51,000, higher legal fees of approximately $50,000 and higher general corporate expense of approximately $26,000;

●
Decrease in travel, insurances, licenses, dues, rent, office related costs and other of approximately $17,000;

●
Increase in financing expense of approximately $66,000; and

●
Decrease in stock-based compensation expense related to options and warrants of approximately $34,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $315,000 during the six months ended June 30, 2020 as compared to the corresponding period in 2019 is primarily comprised of the following major components:

●
Decrease in personnel related expense of approximately $67,000 driven primarily by headcount reductions;

●
Decrease in contractor and contract services of approximately $52,000 resulting from increased utilization of certain sales consultants of approximately $36,000 offset by lower contract service expense of approximately $12,000 offset by lower marketing dues and subscription expense of approximately $76,000;

●
Decrease in travel, trade show expense and office related expense of approximately $124,000;

●
Decrease in stock-based compensation expense of approximately $40,000; and

●
Decrease in our Mexico sales office expense and other of approximately $32,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $226,000 for the six months ended June 30, 2020 as compared to the corresponding period in 2019 due primarily to the following major components:

●
Decrease in personnel related expense of approximately $68,000 due primarily to headcount reductions;

●
Decrease in contractor fees and contract services of approximately $139,000 for services related to the accelerated development of mobile identity management applications;

●
Decrease in stock based-compensation expense of approximately $32,000; and

●
Increase in rent, office related expense and engineering tools and supplies of approximately $13,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the six months ended June 30, 2020 and 2019, depreciation and amortization expense was approximately $36,000. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value. The increase is reflective of certain furniture and leasehold improvement asset additions in the fourth quarter of 2019.

Interest Expense, Net

For the six months ended June 30, 2020, we recognized interest expense of approximately $76,000 and interest income of approximately $1,000. For the six months ended June 30, 2019, we recognized interest expense of approximately $0 and interest income of approximately $53,000. The increase in interest expense of approximately $76,000 for the six months ended June 30, 2020 reflects interest incurred on a related party factoring agreement and related party notes payable of approximately $76,000.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2020, we recognized a non-cash expense of approximately $166,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such increase was determined by management using fair value methodologies and is included as other income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for six months ended June 30, 2020.

For the six months ended June 30, 2019, we recognized non-cash income of approximately $57,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2019. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for six months ended June 30, 2019.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of Common Stock and Preferred Stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations. Historically the Company has not been able to generate sufficient net revenue to achieve and sustain positive cash flows from operations and management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Related Party Financings

On February 12, 2020, the Company entered into a factoring agreement with a member of the Company’s Board for $350,000. Such amount is to be repaid with the proceeds from certain of the Company’s trade accounts receivable approximating $500,000 and were due no later than 21 days after February 12, 2020. As of August 19, 2020, despite collection of the Company’s trade accounts receivable, $315,000 of such amounts have not been repaid and the Company is seeking an extension from the Board member.

During the three months ended June 30, 2020, two members of the Company's Board advanced the Company an aggregate amount of $550,000. On June 29, 2020, the Company entered into promissory notes (the "Notes") in the principal amounts of $450,000 and $100,000, payable to the directors, reflecting the amounts advanced to the Company. The Notes are convertible into shares of the Company’s Common Stock at $0.16 per share. The Notes bear interest at the rate of 5% per annum, and mature on the earlier to occur of October 13, 2020 or on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million.

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

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions and indemnification obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. The Company issued to Lincoln Park 2,500,000 shares of Common Stock in consideration for entering into the Purchase Agreement. Such amount was recorded by the Company as a deferred stock issuance cost. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Purchase Agreement. During the three months ended June 30, 2020, the Company recognized approximately $10,000 as a charge against paid in capital relating to securities sold under the Purchase Agreement.

Due to the terms of the Purchase Agreement as described above, management is not currently expecting the related proceeds from this agreement to be sufficient to sustain operations for an extended period of time.

Subsequent to June 30, 2020 and through August 19, 2020, the Company sold an aggregate 3,200,000 shares of Common Stock to Lincoln Park under the terms of the Purchase Agreement resulting in cash proceeds to the Company of approximately $669,000.

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

Amendment to Certificate of Incorporation

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

Creation of Series A-1 Convertible Preferred Stock

On July 14, 2020, the Company filed the Certificate of Designations, Preferences, and Rights of Series A-1 Convertible Preferred Stock (“Series A-1 COD”) with the Secretary of State for the State of Delaware – Division of Corporations, designating 31,021 shares of the Company’s Preferred Stock as Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”). Shares of Series A-1 Preferred accrue cumulative dividends and are payable quarterly beginning March 31, 2021 at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of the Company’s Common Stock.

Series A Restructuring

During July 2020, the Company entered into an Exchange Agreement, Consent and Waiver (“Exchange Agreement”) with certain holders of its Series A Preferred (the "Series A Holders"), pursuant to which such Series A Holders agreed to exchange one-half of the Series A Preferred beneficially owned by such Series A Holders for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,847,000 in dividends payable to the Series A Holders and payable for the quarters ended March 31, 2020 and June 30, 2020 (the “Series A Restructuring”). Shares of the Series A-1 Preferred issued to the Series A Holders pursuant to the Exchange Agreement are convertible into shares of Common Stock at $0.65 per share, and automatically convert into Common Stock when the volume weighted average closing price (VWAP) of the Company’s Common Stock for the preceding twenty trading days is at least $1.00.

In conjunction with the Series A Restructuring, described more fully in Note 12, approximately $1,847,000 in dividends payable to the Series A Holders and payable for the quarters ended March 31, 2020 and June 30, 2020 was waived.

Going Concern and Management’s Plan

At June 30, 2020, we had negative working capital of approximately $6,950,000. Our principal sources of liquidity at June 30, 2020 consisted of approximately $431,000 of cash and cash equivalents.

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

Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At August 17, 2020, cash on hand approximated $351,000. Based on the Company’s rate of cash consumption in the first six months of 2020, the Company will need additional capital in the third quarter of 2020 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has instituted several cost cutting measures and has utilized cash proceeds available under the Lincoln Park facility to satisfy its working capital requirements. Additionally, management has consummated a restructuring of its Series A Preferred, and is negotiating with holders of its Series C Convertible Preferred Stock (“Series C Preferred”) to restructure the same to facilitate additional equity and/or debt financing, and may seek strategic or other transactions intended to provide necessary working capital and increase shareholder value. There are currently no agreements with the holders of our Series C Preferred or financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in such efforts, including our ability to raise additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities was $4,649,000 during the six months ended June 30, 2020 as compared to $5,183,000 during the six months ended June 30, 2019.  During the six months ended June 30, 2020, net cash used in operating activities consisted of net loss of $6,027,000 and a decrease in working capital and other assets and liabilities of $765,000. Those amounts are in addition to $613,000 of non-cash costs consisting of $322,000 in stock-based compensation, $89,000 from the application of deposits, $36,000 in depreciation and amortization and $166,000 from the change in fair value of derivative liabilities. During the six months ended June 30, 2020, we generated cash of $95,000 from decreases in current assets offset by $9,000 from increases in our operating leases right-of-use assets and generated cash of $679,000 through increases in current liabilities and deferred revenue, excluding debt.

During the six months ended June 30, 2019, net cash used in operating activities consisted of net loss of $6,160,000 and an increase in working capital and other assets and liabilities of $643,000. Those amounts were offset by approximately $334,000 of non-cash costs, including $355,000 in stock-based compensation, $36,000 in depreciation and amortization, offset by $57,000 in the change in fair value of derivative liabilities. During the six months ended June 30, 2019, we generated cash of $416,000 from decreases in current assets and generated cash of $226,000 through increases in current liabilities and deferred revenue, excluding debt.

Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2020 as compared to $8,000 for the six months ended June 30, 2019. For the six months ended June 30, 2019, we used cash of $8,000 to fund capital expenditures of software.

Financing Activities

We generated cash of $4,083,000 from financing activities for the six months ended June 30, 2020. During the six months ended June 30, 2020, we generated cash of approximately $1,655,000 from the sale of 12,500,000 shares of Common Stock before recognition of approximately $18,000 in direct stock issuance costs. We also generated cash of $900,000 from the issuance of related party note payables. We also generated approximately $1,571,000 from the issuance of notes payable under the Paycheck Protection Program. We used cash of approximately $25,000 for the payment of dividends on our Series B Preferred Stock.

Cash generated from financing activities was approximately $6,236,000 for the six months ended June 30, 2019. During the six months ended June 30, 2019, we generated cash of approximately $166,000 from the exercise of 351,334 stock options resulting in the issuance of 351,334 shares of our Common Stock, generated cash of $6,550,000 from the sale of 5,954,545 shares of Common Stock offset by financing transaction cost of $455,000 and used cash of approximately $25,000 for the payment of dividends on our Series B Preferred Stock.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on May 15, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 19, 2020, there have been no material changes to the disclosures made in the above referenced Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is required to pay quarterly dividends on its Series A Preferred and its Series C Preferred. Shares of Series A Preferred and Series C Preferred accrue dividends at a rate of 8% per annum if the Company chooses to pay in cash, and 10% per annum if the Company chooses to pay in shares of Common Stock.

Such dividends were not paid at March 31, 2020 or June 30, 2020 nor within 30 days of the due date.

On July 9, 2020, the Company entered into an Exchange Agreement with certain Series A Holders, pursuant to which such Series A Holders agreed to exchange one-half of the Series A Preferred beneficially owned by such Series A Holders for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,847,000 in dividends payable to the Series A Holders on Series A Preferred for the quarters ended March 31, 2020 and June 30, 2020 (the “Series A Restructuring”). Following the Series A Restructuring, the Company has approximately $27,000 of accrued dividends on shares of its Series A Preferred as of June 30, 2020 at the 10% per annum rate. In addition to the waiver of quarterly dividends due for the quarters ended March 31, 2020 and June 30, 2020, no dividends will accrue to the exchange participants for the quarters ending September 30, 2020 and December 31, 2020 pursuant to the Series A Restructuring.

The Company has accrued dividends on shares of its Series C Preferred aggregating approximately $500,000 at June 30, 2020 at the 10% per annum rate.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	EXHIBITS

3.1
Certificate of Designations, Preferences, and Rights of Series A-1 Convertible Preferred Stock of ImageWare Systems, Inc., dated July 14, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 15, 2020).

10.1	Convertible Promissory Note issued by the Company to Neal Goldman, dated June 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2020).
10.2
Convertible Promissory Note issued by the Company to S. James Miller, dated June 29, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 6, 2020).

10.3	Form of Exchange Agreement, Consent and Waiver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 15, 2020).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2020	IMAGEWARE SYTEMS, INC

By: /s/ Kristin Taylor
Kristin Taylor Chief Executive Officer (Principal Executive Officer) and President

Date: August 19, 2020	By: /s/ Jonathan D. Morris
Jonathan D. Morris Chief Financial Officer (Principal Financial Officer)