Form 10-Q
period 2020-09-30
IMAGEWARE SYSTEMS INC
filed 2020-11-23
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of common stock, par value $0.01 per share, outstanding on November 20, 2020 was 139,492,122.

IMAGEWARE SYSTEMS, INC.

PART I

Forward-Looking Statements

 This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission ("SEC") on May 15, 2020, and as amended on May 19, 2020, which Annual Report on Form 10-K, as amended, is incorporated herein by reference.  Statements made herein are as of the date of the filing of this Report with the SEC and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 1.  FINANCIAL STATEMENTS
IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,906	$1,030
Accounts receivable, net of allowance for doubtful accounts of $7 at September 30, 2020 and December 31, 2019.	473	657
Inventory, net	22	615
Other current assets	178	243
Total Current Assets	3,579	2,545

Property and equipment, net	169	216
Other assets	512	257
Operating lease right-of-use assets	1,649	1,906
Intangible assets, net of accumulated amortization	61	70
Goodwill	3,416	3,416
Total Assets	$9,386	$8,410

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,380	$515
Deferred revenue	1,256	1,629
Accrued expense	1,346	1,312
Notes payable to related parties	900	—
Operating lease liabilities, current portion	412	373
Notes payable, current portion	2,905	—
Derivative liabilities	—	369
Total Current Liabilities	8,199	4,198

Other long-term liabilities	69	118
Notes payable, net of current portion	853	—
Lease liabilities, net of current portion	1,406	1,716
Pension obligation	2,380	2,256
Total Liabilities	12,907	8,288

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 1,000 shares issued and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively; liquidation preference $10,000 at September 30, 2020 (unaudited) and $10,000 at December 31, 2019.	9,401	8,884

Shareholders’ Deficit:
Preferred stock, 5,000,000 and 4,000,000 shares authorized at September 30, 2020 (unaudited) and December 31, 2019, respectively:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and 18,917 and 37,467 shares outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively; liquidation preference $18,917 and $37,467 at September 30, 2020 (unaudited) and December 31, 2019, respectively.	—	—
Series A-1 Convertible Redeemable Preferred Stock, $0.01 par value; designated 31,021 shares, 18,550 and 0 shares issued at September 30, 2020 (unaudited) and December 31, 2019, respectively; 18,200 and 0 shares outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively; liquidation preference $18,200 and $0 at September 30, 2020 (unaudited) and December 31, 2019, respectively	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at September 30, 2020 (unaudited) and December 31, 2019; liquidation preference $620 and $607 at September 30, 2020 (unaudited) and December 31, 2019, respectively.	2	2
Common Stock, $0.01 par value, 345,000,000 and 175,000,000 shares authorized at September 30, 2020 (unaudited) and December 31, 2019, respectively; 138,263,629 and 113,353,176 shares issued at September 30, 2020 (unaudited) and December 31, 2019, respectively, and 138,256,925 and 113,346,472 shares outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively.	1,382	1,133
Additional paid-in capital	199,870	195,079
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,815)	(1,741)
Accumulated deficit	(212,297)	(203,171)
Total Shareholders’ Deficit	(12,922)	(8,762)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$9,386	$8,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product	$1,858	$155	$2,129	$592
Maintenance	613	630	1,870	1,935
	2,471	785	3,999	2,527
Cost of revenue:
Product	715	41	781	158
Maintenance	123	97	328	323
Gross profit	1,633	647	2,890	2,046

Operating expense:
General and administrative	953	791	2,875	2,793
Sales and marketing	615	985	2,239	2,924
Research and development	1,117	1,898	4,503	5,511
Depreciation and amortization	18	17	54	53
	2,703	3,691	9,671	11,281
Loss from operations	(1,070)	(3,044)	(6,781)	(9,235)

Interest expense (income), net	56	(27)	131	(80)
Other expense	3	—	4	1
Change in fair value of derivative liabilities	(535)	(388)	(369)	(445)
Other components of net periodic pension expense	31	35	106	113
Loss before income taxes	(625)	(2,664)	(6,653)	(8,824)
Income tax expense (income)	1	1	(1)	1
Net loss	(626)	(2,665)	(6,652)	(8,825)
Preferred dividends, preferred stock discount accretion and deemed dividends from preferred stock exchange	(2,529)	(1,300)	(5,275)	(3,968)
Net loss available to common shareholders	$(3,155)	$(3,965)	$(11,927)	$(12,793)

Basic and diluted loss per common share - see Note 3:
Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.04)	$(0.09)	$(0.13)
Basic and diluted weighted-average shares outstanding	133,341,134	106,571,261	125,558,524	102,830,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(626)	$(2,665)	$(6,652)	$(8,825)
Other comprehensive loss:
Foreign currency translation adjustment	(41)	39	(74)	34
Comprehensive loss	$(667)	$(2,626)	$(6,726)	$(8,791)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands except share amounts)
(Unaudited)

	Series A		Series A-1		Series B
	Convertible,		Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2019	37,467	$-	-	$-	239,400	$2	113,353,176	$1,133	(6,704)	$(64)	$195,079	$(1,741)	$(203,171)	$(8,762)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(175)	-	-	(175)
Issuance of common stock net of financing costs	-	-	-	-	-	-	10,000,000	100	-	-	1,287	-	-	1,387
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	124	-	-	124
Common stock issued in exchange for unexercised options	-	-	-	-	-	-	400,000	4	-	-	58	-	-	62
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	31	-	31
Dividends on Series A preferred stock, $(25.01)/share	-	-	-	-	-	-	-	-	-	-	-	-	(937)	(937)
Dividends on Series C preferred stock, $(250.00)/share	-	-	-	-	-	-	-	-	-	-	-	-	(250)	(250)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,124)	(3,124)
Balance at March 31, 2020	37,467	$-	-	$-	239,400	$2	123,753,176	$1,237	(6,704)	$(64)	$196,373	$(1,710)	$(207,482)	$(11,644)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(172)	-	-	(172)
Issuance of common stock net of financing costs	-	-	-	-	-	-	2,500,000	25	-	-	215	-	-	240
Issuance of common stock for financing facility	-	-	-	-	-	-	2,500,000	25	-	-	375	-	-	400
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	40	-	-	40
Common stock issued in exchange for unexercised options	-	-	-	-	-	-	288,695	3	-	-	93	-	-	96
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(64)	-	(64)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series A preferred stock, $(25.01)/share	-	-	-	-	-	-	-	-	-	-	-	-	(937)	(937)
Dividends on Series B preferred stock, $(0.11)/share	-	-	-	-	-	-	-	-	-	-	-	-	(25)	(25)
Dividends on Series C preferred stock, $(250.00)/share	-	-	-	-	-	-	-	-	-	-	-	-	(250)	(250)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,902)	(2,902)
Balance at June 30, 2020	37,467	$-	-	$-	239,400	$2	129,041,871	$1,290	(6,704)	$(64)	$196,924	$(1,774)	$(211,596)	$(15,218)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(170)	-	-	(170)
Issuance of common stock net of financing costs	-	-	-	-	-	-	3,200,000	32	-	-	601	-	-	633
Modification of Series A Preferred Stock from issuance of Series A-1 Preferred Stock	(18,550)	-	18,550	-	-	-	-	-	-	-	1,849	-	-	1,849
Stock-based compensation expense	-	-	-	-	-	-	74,448	1.00	-	-	121	-	-	122
Common stock issued in exchange for unexercised options	-	-	-	-	-	-	12,750	-	-	-	5	-	-	5
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(41)	-	(41)
Conversion of Preferred Series A-1 to common stock	-	-	(350.00)	-	-	-	538,452	5	-	-	(5)	-	-	-
Dividends on Series A preferred stock, $(1.17)/share	-	-	-	-	-	-	219,374	2	-	-	22	-	-	24
Dividends on Series C preferred stock, $(75.00)/share	-	-	-	-	-	-	5,176,734	52	-	-	523	-	(75)	500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(626)	(626)
Balance at September 30, 2020	18,917	$-	18,200	$-	239,400	$2	138,263,629	$1,382	(6,704)	$(64)	199,870	$(1,815)	$(212,297)	$(12,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands, except share amounts)
(Unaudited)

	Series A		Series B
	Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2018	37,467	$-	239,400	$2	98,230,336	$981	6,704	$(64)	$184,130	$(1,428)	$(186,648)	$(3,027)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(186)	-	-	(186)
Issuance of Common Stock pursuant to option exercises	-	-	-	-	286,834	3	-	-	103	-	-	106
Stock-based compensation expense	-	-	-	-	-	-	-	-	166	-	-	166
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	15	-	15
Dividends on Series A preferred stock, $(23.06)/share	-	-	-	-	591,803	6	-	-	858	-	(864)	-
Dividends on Series C preferred stock, $(230.60)/share	-	-	-	-	157,945	2	-	-	229	-	(231)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,612)	(3,612)
Balance at March 31, 2019	37,467	$-	239,400	$2	99,266,918	$992	6,704	$(64)	$185,300	$(1,413)	$(191,355)	$(6,538)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(184)	-	-	(184)
Issuance of common stock net of financing costs	-	-	-	-	5,954,545	60	-	-	6,035	-	-	6,095
Issuance of Common Stock pursuant to option exercises	-	-	-	-	64,500	1	-	-	59	-	-	60
Stock-based compensation expense	-	-	-	-	-	-	-	-	181	-	-	181
Issuance of common stock warrants as compensation	-	-	-	-	-	-	-	-	8	-	-	8
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(20)	-	(20)
Dividends on Series A preferred stock, $(24.81)/share	-	-	-	-	999,633	9	-	-	921	-	(930)	-
Dividends on Series B preferred stock, $(0.11)/share	-	-	-	-	-	-	-	-	-	-	(26)	(26)
Dividends on Series C preferred stock, $(248.12)/share	-	-	-	-	266,793	3	-	-	245	-	(248)	-

Net loss	-	-	-	-	-	-	-	-	-	-	(2,548)	(2,548)
Balance at June 30, 2019	37,467	$-	239,400	$2	106,552,389	$1,065	6,704	$(64)	$192,565	$(1,433)	$(195,107)	$(2,972)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(181)	-	-	(181)
Stock-based compensation expense	-	-	-	-	-	-	-	-	168	-	-	168
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	39	-	39
Dividends on Series A preferred stock, $(23.20)/share	-	-	-	-	1,857,263	19	-	-	854	-	(873)	-
Dividends on Series C preferred stock, $(232.97)/share	-	-	-	-	495,688	5	-	-	228		(233)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,665)	(2,665)
Balance at September 30, 2019	37,467	$-	239,400	$2	108,905,340	$1,089	6,704	$(64)	$193,634	$(1,394)	$(198,878)	$(5,611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,652)	$(8,825)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	54	53
Stock-based compensation	449	515
Warrants issued in lieu of cash as compensation for services	—	9
Application of rent deposit in lieu of cash payments	89	—
Change in fair value of derivative liabilities	(369)	(445)
Change in assets and liabilities:
Accounts receivable	184	402
Inventory	593	(479)
Other assets	36	(56)
Operating lease right-of-use assets	(13)	138
Accounts payable	863	(154)
Deferred revenue	(374)	775
Accrued expense	37	44
Contract costs	—	(29)
Pension obligation	124	45
Total adjustments	1,673	818
Net cash used in operating activities	(4,979)	(8,007)

Cash flows from investing activities
Purchase of property and equipment	—	(19)
Net cash used in investing activities	—	(19)

Cash flows from financing activities
Proceeds from issuance of Common Stock, net	2,296	6,520
Proceeds from issuance of related party notes payable	900	—
Proceeds from issuance of note payable to bank	3,758	—
Dividends paid	(25)	(26)
Proceeds from exercised stock options	—	167
Net cash provided by financing activities	6,929	6,661

Effect of exchange rate changes on cash and cash equivalents	(74)	34
Net increase (decrease) in cash and cash equivalents	1,876	(1,331)

Cash and cash equivalents at beginning of period	1,030	5,694

Cash and cash equivalents at end of period	$2,906	$4,363

Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Issuance of common stock for financing facility	$400	$—
Stock dividends on Series A Convertible Preferred Stock	$25	$2,667
Stock dividends on Series C Convertible Redeemable Preferred Stock	$575	$712
Conversion of Series A-1 into Common Stock	$5	$—
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$517	$551
Preferred stock exchange	$2,272	$—
Recognition of operating lease right-of-use assets from adoption of ASC 842	$—	$2,265
Recognition of lease liabilities from adoption of ASC 842	$—	$(2,280)
Accrued financing costs	$—	$425

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  DESCRIPTION OF BUSINESS AND OPERATIONS

Overview

As used in this Quarterly Report, “we”, “us”, “our”, “ImageWare”, “ImageWare Systems”, "IWS", or the “Company” refers to ImageWare Systems, Inc. and all of its subsidiaries. ImageWare Systems, Inc. is incorporated in the state of Delaware. The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s “flagship” product is the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or internet sites. Biometric technology is now an integral part of all markets the Company addresses, and all the products are integrated into the IWS Biometric Engine.

The Company's common stock, par value $0.01 per share (the "Common Stock"), trades under the symbol "IWSY" on the OTCQB Marketplace.

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

Related Party Financings

On February 12, 2020, the Company entered into a factoring agreement (the "Factoring Agreement") with a member of the Company’s Board of Directors (the "Factoring Lender"). Under the Factoring Agreement, the Company received $350,000 in proceeds (the "Factoring Principal") in the form of a loan, bearing interest at a rate of 1% for every seven days until the Factoring Principal and accrued interest are paid in full, with a maturity date of March 4, 2020. Pursuant to the Factoring Agreement, repayment of the Factoring Principal and accrued interest was secured by certain of the Company’s trade accounts receivable approximating $500,000 (the "Factoring Collateral"). As of September 30, 2020, despite collection of the Company’s trade accounts receivable, the Factoring Principal had not been repaid. During the three and nine months ended September 30, 2020, the Company recorded approximately $46,000 and $116,000, respectively in interest expense related to the Factoring Agreement. In May 2020, the Company repaid $35,000 in accrued interest to the Factoring Lender. Accrued unpaid interest at September 30, 2020 approximated $81,000 and is included in the Company’s condensed consolidated September 30, 2020 balance sheet under the caption “Accrued expense”. As a condition to the consummation of the Company's offer and sale (the "Closing") of shares of its Series D Convertible Preferred Stock, par value $0.01 ("Series D Preferred") (the "Series D Financing"), the Factoring Lender agreed to settle the entire Factoring Principal plus accrued interest and release the Company from liabilities due under the Factoring Agreement in exchange for a one-time payment of $360,000 to be made upon the Closing, and out of the proceeds, of the Series D Financing. Such payment was made by the Company on November 16, 2020. The Series D Financing is described below in this Note and in Note 12, Subsequent Events.

During the nine months ended September 30, 2020, the Company received advances from a second member of the Board of Directors (the "Board Lender") in the aggregate amount of $450,000. On June 29, 2020, the Company executed a promissory note (the "Board Note") in the favor of the Board Lender in the principal amount of $450,000 (the "Board Note Principal"), pursuant to which the Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company's Common Stock at $0.16 per share of Common Stock at the election of the Board Lender. The Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million. As a condition to the Series D Financing, the Board Lender agreed to purchase the number of shares of Series D Preferred equal to one-half (50%) of the Board Note Principal and interest accrued thereon at the Closing of the Series D Financing, with the remaining one-half of the Board Note Principal and interest accrued thereon to be paid to the Board Lender out of the proceeds of the Series D Financing.

During the nine months ended September 30, 2020, the Company received advances from a third member of the Board of Directors (the "Second Board Lender", and collectively with the First Board Lender, the "Board Lenders") in the aggregate amount of $100,000. On June 29, 2020, the Company executed a promissory note (the "Second Board Note", and collectively with the Board Note, the "Board Notes") in the principal amounts of $100,000 (the "Second Board Note Principal"), pursuant to which the Second Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company’s Common Stock at $0.16 per share of Common Stock at the election of the Second Board Lender. The Second Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million.  As a condition to the Series D Financing, the Second Board Lender agreed to purchase the number of shares of Series D Preferred equal to the Second Board Note Principal and accrued interest thereon, such purchase of shares of Series D Preferred, and release of the Company from its liability under the Second Board Note, to occur upon the Closing of the Series D Financing.

During the three and nine months ended September 30, 2020, the Company recorded approximately $7,000 and $13,000, respectively, in interest expense related to the Board Notes. Accrued unpaid interest at September 30, 2020 approximated $13,000 and is included in the Company’s condensed consolidated balance sheet under the caption “Accrued expense”.

 2020 Common Stock Financings

Triton Funds LP

On February 20, 2020, the Company entered into a securities purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP, a Delaware limited partnership ("Triton"). The Triton Purchase Agreement provides the Company the right to sell to Triton, and Triton is obligated to purchase, up to $2.0 million worth of shares of Common Stock under the Triton Purchase Agreement (the "Triton Offering”). Pursuant to the terms and conditions set forth in the Triton Purchase Agreement, the purchase price of the Common Stock will be based on the number of shares of Common Stock equal to the amount in U.S. Dollars that the Company intends to sell to Triton to be set forth in each written notice sent to Triton by the Company (the "Triton Purchase Notice") and delivered to Triton (the "Triton Purchase Notice Amount"), divided by the lowest daily volume weighted average price of the Company's Common Stock listed on the OTC Markets during the five business days prior to closing (the "Triton Shares"). The closing of the purchase of the Triton Shares as set forth in the Triton Notice will occur no later than three business days following receipt of the Triton Shares by Triton.

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

Lincoln Park Capital Fund, LLC

On April 28, 2020, the Company entered into a purchase agreement, and as amended on June 11, 2020 (the “Lincoln Purchase Agreement”), and a registration rights agreement (the “Lincoln Registration Rights Agreement”) with Lincoln Park Capital fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our Common Stock.

Under the terms and subject to the conditions of the Lincoln Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation, as amended from time to time (the "Certificate of Incorporation") to increase the number of shares of the Company’s capital stock to 350 million shares, obtained from our shareholders effective June 9, 2020, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 of shares of Common Stock. On April 28, 2020, we sold 1,000,000 shares of Common Stock to Lincoln Park under the Lincoln Purchase Agreement for an aggregate purchase price of $100,000 (the “Initial Purchase Shares”). On June 11, 2020, we sold an additional 1,500,000 shares of Common Stock to Lincoln Park under the Lincoln Purchase Agreement for an aggregate purchase price of $150,000 (the “Commencement Purchase Shares”). Future sales of Common Stock under the Lincoln Purchase Agreement, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on July 8, 2020, and the other conditions set forth in the Purchase Agreement are satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).

After the Commencement Date, on any business day over the term of the Lincoln Purchase Agreement, the Company has the right, in its sole discretion, to direct Lincoln Park to purchase up to 125,000 shares of its Common Stock on such business day (the “Regular Purchase”), subject to increases under certain circumstances as provided in the Lincoln Purchase Agreement. The purchase price per share of Common Stock for each such Regular Purchase will be based on prevailing market prices of the Company’s Common Stock immediately preceding the time of sale as computed under the Lincoln Purchase Agreement. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. In addition to Regular Purchases, provided that the Company presents Lincoln Park with a Lincoln Purchase Notice for the full amount allowed for a Regular Purchase, the Company may also direct Lincoln Park to make accelerated purchases and additional accelerated purchases as described in the Lincoln Purchase Agreement.

Pursuant to the terms of the Lincoln Purchase Agreement, in no event may the Company issue or sell to Lincoln Park under the shares of Common Stock under the Lincoln Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by Lincoln Park and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”).

The Lincoln Purchase Agreement and the Lincoln Registration Rights Agreement contain customary representations, warranties, agreements and conditions and indemnification obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. The Company issued to Lincoln Park 2,500,000 shares of Common Stock in consideration for entering into the Lincoln Purchase Agreement. Pursuant to this issuance, $400,000 was recorded by the Company as a deferred stock issuance cost. Such amount was recorded in the Company’s condensed consolidated balance sheet under the caption “Other assets”. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Lincoln Purchase Agreement. During the three and nine months ended September 30, 2020, the Company recognized approximately $26,000 and $36,000, respectively, as a charge against paid- in capital relating to securities sold under the Lincoln Purchase Agreement.

During the three months ended September 30, 2020, the Company sold an aggregate 3,200,000 shares of Common Stock to Lincoln Park under the terms of the Lincoln Purchase Agreement resulting in cash proceeds to the Company of approximately $669,000.

 Due to the terms of the Lincoln Purchase Agreement as described above, management is not currently expecting the related proceeds from the Lincoln Purchase Agreement to be sufficient to sustain operations for an extended period of time.

CARES Act Financing

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate. While no determination has been made at the time of the filing of this Quarterly Report, the Series D Financing may affect the Company's ability to have the PPP Loan forgiven under the PPP. The Company has recorded the entire amount of the PPP Loan as debt. Under the terms of the PPP Loan, monthly payments of principal and interest were due to commence on November 1, 2020, however the SBA is deferring loan payments for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. The Company plans to file for loan forgiveness and at the time of the filing of this Quarterly Report, no amounts have been repaid. At September 30, 2020, the Company has recorded the current portion of the PPP Loan of approximately $718,000 as a current liability under the caption “Notes payable, current portion” in its condensed consolidated balance sheet. The remaining portion of approximately $853,000 is recorded as a long-term liability under the caption “Note payable, net of current portion” in its condensed consolidated September 30, 2020 balance sheet.

Creation of Series A-1 Convertible Redeemable Preferred Stock

On July 14, 2020, the Company filed the Certificate of Designations, Preferences, and Rights of Series A-1 Convertible Redeemable Preferred Stock (“Series A-1 Certificate”) with the Secretary of State for the State of Delaware – Division of Corporations, designating 31,021 shares of the Company’s preferred stock, par value $0.01 per share ("Preferred Stock") as Series A-1 Convertible Preferred Stock, par value $0.01 ("Series A-1 Preferred"). Shares of Series A-1 Preferred accrue cumulative dividends and are payable quarterly beginning March 31, 2021 at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of Common Stock. Each share of Series A-1 Preferred is convertible into that number of shares of the Company’s Common Stock equal to that number of shares of Series A-1 Preferred being converted multiplied by $1,000, divided by $0.65, or the conversion price as defined in the Series A-1 Certificate of Designation in effect as of the date the holder delivers to the Company their notice of election to convert. In addition to the aforementioned holder conversion option, if the volume weighted average closing price (“VWAP”) of the Company’s Common Stock is at least $1.00 per share for 20 consecutive trading days, then the Company has the right to convert one-half of the issued and outstanding shares of Series A-1 Preferred into Common Stock. In the event of a Change of Control, the Company will have the option to redeem all issued and outstanding shares of Series A-1Preferred for 115% of the Liquidation Preference per share.

On September 28, 2020, the Company's holders of Common Stock and Preferred Stock voted to further revise the Series A-1 Certificate, as more specifically set forth below in this Note 1 to Item 1, Part 1, entitled "September 28, 2020 Action by Written Consent of Stockholders."

Series A Restructuring

During July 2020, the Company entered into an Exchange Agreement, Consent and Waiver (“Series A Exchange Agreement”) with certain holders (the "Series A Holders") of its Series A Convertible Preferred Stock, par value $0.01 ("Series A Preferred"), pursuant to which such Series A Holders agreed to exchange one-half of the Series A Preferred beneficially owned by such Series A Holders for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,849,000 in dividends payable to the Series A Holders and payable for the quarters ended March 31, 2020 and June 30, 2020 (the “Series A Restructuring”). Shares of the Series A-1 Preferred issued to the Series A Holders pursuant to the Series A Exchange Agreement are convertible into shares of Common Stock at $0.65 per share of Common Stock, and automatically convert into Common Stock when the volume weighted average closing price (VWAP) of the Company’s Common Stock for the preceding twenty trading days is at least $1.00.

During the three months ended September 30, 2020, certain Holders of Series A-1 Preferred converted 350 shares of Series A-1 Preferred into 538,452 shares of the Company’s Common Stock.

On September 28, 2020, the Company's holders of Common Stock and Preferred Stock voted to revise the Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (the "Series A Certificate") and the Series A-1 Certificate, as more specifically set forth below in the following paragraph.

September 28, 2020 Action by Written Consent of the Shareholders; Amendment to Certificate of Incorporation

On September 28, 2020, the Company received executed written consents from holders of our Common Stock and Preferred Stock representing 104,228,110 voting shares on an as-converted basis, or approximately 54.3% of our outstanding voting class on an as-converted basis, approving the following actions:

(i) amending and restating the Series A Certificate and the Series A-1 Certificate to, without limitation, provide for (i) the voluntary conversion of all outstanding shares of the Company's Series A Preferred and Series A-1 Preferred into shares of the Company’s Common Stock at a reduced conversion price of $0.20 per share of Common Stock, and (ii) the automatic conversion of all issued and outstanding shares of Series A Preferred and Series A-1 Preferred into shares of Common Stock at a rate of 10% per month, beginning on November 1, 2020, and ending on August 1, 2021, at the reduced conversion price of $0.20 per share of Common Stock;

(ii) amending and restating the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock (the "Series C Certificate") to, without limitation, provide for a drag-along right whereby upon the voluntary exchange of such Series C Convertible Preferred Stock, par value $0.01 per share ("Series C Preferred") into shares of the Company’s Series D Preferred, by a majority of the holders of the Company's Series C Preferred, the remaining issued and outstanding shares of Series C Preferred would automatically be exchanged for Series D Preferred on the same terms as the majority holders so electing to exchange their shares of Series C Preferred;

(iii) increasing the number of authorized shares of the Company’s Common Stock from 345,000,000 shares to 1,000,000,000 shares (the “Capital Increase”);

(iv) amending and restating the Company’s Certificate of Incorporation, in its entirety to give effect to the Capital Increase, among other amendments (the “Amended Charter”); and

(v) authorizing our Board of Directors, in its sole and absolute discretion, without further action of the shareholders, to amend the Amended Charter to implement a reverse stock split of our issued and outstanding shares of Common Stock at a specific ratio, ranging from one-for-thirty (1:30) to one-for-one hundred (1:100), within one year from September 28, 2020 (the “Reverse Split”).

These aforementioned actions did not become effective until 20 calendar days after an Information Statement was delivered to our shareholders. Such Information Statement was delivered on October 13, 2020.

Furthermore, the following actions were approved by the affirmative vote of the holders of the requisite number of shares of the below-referenced series of the Company's Preferred Stock, consisting of Series A Preferred, Series A-1 Preferred, and Series C Preferred, with each series voting as a separate class pursuant to its respective governing documentation:

(i) for the Series A Preferred, (a) amending and restating the Series A Certificate (the "Amended and Restated Series A Certificate"), and (b) waiving the protective provisions set forth in Section 9(a) and Section 9(c) of the Series A Certificate, thereby consenting to (i) the creation of a series of Preferred Stock ranking senior to the Series A Preferred, and (ii) the Company incurring additional indebtedness in the form of a bridge loan from certain accredited investors participating in the offering and sale of the Company’s Series D Preferred, in a principal amount not to exceed $3.0 million (the “Permitted Loan”), which Permitted Loan shall be exchanged for shares of Series D Preferred upon filing of the Certificate of Designations, Preferences and Rights of the Series D Preferred (the “Series D Certificate”);

(ii) for the Series A-1 Preferred, (a) amending and restating the Series A-1 Certificate (the “Amended and Restated Series A-1 Certificate”), and (b) waiving the protective provisions set forth in Section 9(a) and Section 9(c) of the Series A-1 Certificate, thereby consenting to (i) the creation of a series of Preferred Stock ranking senior to the Series A-1 Preferred, and (ii) the Company incurring additional indebtedness by way of the Permitted Loan, which the Permitted Loan shall be exchanged for shares of Series D Preferred upon the filing of the Series D Certificate; and

(iii) for the Series C Preferred, (a) amending and restating Series C Certificate (the "Amended and Restated Series C Certificate"), and (b) waiving the protective provisions set forth in Section 9(a) and Section 9(f) of the Series C Certificate, thereby consenting to (i) the creation of a series of Preferred Stock ranking senior to the Series C Preferred, and (ii) the Company incurring additional indebtedness by way of the Permitted Loan, which the Permitted Loan shall be exchanged into shares of Series D Preferred upon the filing of the Series D Certificate.

Series D Preferred Stock Financing

On September 28, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) whereby the Company agreed to sell shares of the Company's Series D Preferred, for a purchase price of $1,000 per share, to certain accredited investors (collectively, the “Investors”). The Purchase Agreement provides for the issuance of shares of Series D Preferred at Closing (which occurred November 12, 2020) resulting in gross proceeds to the Company of approximately $11.56 million. The obligation of the Investors to purchase the Series D Preferred was conditioned on, among other terms and conditions set forth in the Purchase Agreement, (A) the filing with the Delaware Secretary of State of (i) the Amended Charter; (ii) Amended and Restated Series A Certificate, Amended and Restated Series A-1 Certificate, and Amended and Restated Series C Certificate (together, the “New Organizational Documents”); and (iii) the Series D Certificate; and (B) the distribution to the Company’s shareholders of an Information Statement relating to the written consent of shareholders approving the New Organizational Documents, for which the preliminary Information Statement was filed with the SEC for review thereby on September 30, 2020.

Concurrently with the execution of the Purchase Agreement, the Company and the Investors executed (i) a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the SEC within thirty days of Closing to register the shares of Common Stock issuable upon conversion of the Series D Preferred; (ii) a Series C Exchange Agreement (the "Exchange Agreement"), pursuant to which the Company and certain holders of the Company’s Series C Preferred agreed to exchange their Series C Preferred, with a liquidation preference of approximately $10.0 million, for Series D Preferred at Closing; and (iii) a Term Loan and Security Agreement (“Loan Agreement”), pursuant to which each Investor signatory thereto agreed to make a term loan to the Company, secured by all assets of the Company, in an amount equal to 20% of such Investor’s purchase commitment as set forth in the Purchase Agreement (“Bridge Loan”), which Bridge Loan, plus accrued interest, will roll into, and be used to purchase, Series D Preferred at Closing. In anticipation of entering into the Purchase Agreement and the Series D Financing, on September 23, 2020, the Company entered into an Escrow Agreement with CitiBank, N.A., pursuant to which the Investor signatories to the Loan Agreement would deposit their pro-rata portion of the Bridge Loan into escrow, which amount was later released to the Company on September 29, 2020 (the “Bridge Loan Closing”). Such amounts are included in the Company’s Condensed Consolidated September 30, 2020 balance sheet under the caption “Notes payable, current portion”.

Under the terms of the Purchase Agreement, at the Closing of the Series D Financing, the holders of Series D Preferred will own approximately 50% of the voting securities of the Company on an as-converted basis, with the holders of the Common Stock and remaining classes of Preferred Stock, including Series A Preferred, Series A-1 Preferred, Series B Convertible Preferred Stock (“Series B Preferred”) and Series C Preferred, owning the remaining approximate 50% on an as-converted basis. Additionally, all current members of the Company’s Board of Directors will resign at Closing, with the exception of Kristin Taylor, the Company’s Chief Executive Officer, and the new members of the Board of Directors shall be appointed as follows: (i) the holders of Series D Preferred will appoint two directors (the “Series D Directors”); and (ii) Kristin Taylor and the two Series D Directors will appoint two additional, independent directors.

Upon Closing of the Series D Financing, or shortly thereafter, the Company will: (i) sell and issue 11,560 shares of its Series D Preferred, for a purchase price of $1,000 per share, to the Investors, for aggregate gross proceeds to the Company at Closing of $11.56 million less placement fees and expenses; (ii) convert all 1,000 shares of Series C Preferred into 10,000 shares of Series D Preferred pursuant to the Exchange Agreement and Amended Series C Certificate, and (iii) exchange approximately $661,000 of liabilities of the Company for 661.3 shares of Series D Preferred.

The Purchase Agreement contains covenants, requiring the Company to, among other things, file an application to list its Common Stock on the NASDAQ Global Select Market, the NASDAQ Global Market or the NASDAQ Capital Market on or before December 31, 2020.

The Purchase Agreement, Registration Rights Agreement, Series C Exchange Agreement, Escrow Agreement, and Loan Agreement contain customary representations, warranties, agreements and conditions to Closing, as well as indemnification rights and other obligations of the parties.

The Series D Purchase agreement did not become effective until 20 calendar days after an Information Statement was delivered to our shareholders. Such Information Statement was delivered on October 13, 2020.

See Note 12, Subsequent Events, for more information regarding the Closing of the Series D Financing.

Bridge Loan

Upon consummation of the Bridge Loan Closing on September 28, 2020, approximately $2.2 million was released to the Company from escrow pursuant to the Escrow Agreement. The Bridge Loan bears interest at a fixed rate of 12% and is due and payable in arrears on the earlier of the Loan Conversion Date, as such term is defined in the Loan Agreement, or six months after the disbursement of the Bridge Loan. All amounts due and payable pursuant to the Bridge Loan are automatically convertible, without further action by the Investors, into shares of Series D Preferred at Closing at a purchase price of $1,000 for each share of Series D Preferred. The repayment of all amounts due under the terms of the Loan Agreement are secured by all assets of the Company. Such amounts are included in the Company’s Condensed Consolidated September 30, 2020 balance sheet under the caption “Notes payable, current portion”.

The Company expects to use the proceeds from the Bridge Loan for working capital requirements and general corporate purposes. See Note 12, Subsequent Events, for more information regarding the conversion of the Bridge Loan into Series D Preferred.

 Going Concern

At September 30, 2020, we had negative working capital of approximately $4,620,000. Our principal sources of liquidity at September 30, 2020 consisted of approximately $2,906,000 of cash and cash equivalents.

On March 11, 2020, the World Health Organization declared the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company's operations and those of third parties on which the Company relies. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the financial markets may reduce our ability to access capital, which could negatively impact the Company's short-term and long-term liquidity. These effects could have a material impact on the Company's liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At November 18, 2020, cash on hand approximated $9,572,000 which includes the proceeds from the closing of the Series D Financing. The Series D Financing is more fully described in Note 12, Subsequent Events. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has instituted several cost cutting measures and has utilized cash proceeds available under the Lincoln Purchases Agreement and that will be available pursuant to the Series D Financing to satisfy the Company’s working capital requirements.

 In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, operate at a profit or generate positive cash flows in the future. Therefore, management’s plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future periods.

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

Use of Estimates

  The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series C Preferred Financing, assumptions used in the application of revenue recognition policies, assumption used in the evaluation of the modification of our Series A Preferred Stock and exchange for shares of Series A-1 Preferred Stock, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At September 30, 2020 and December 31, 2019, we had capitalized incremental costs of obtaining a contract with a customer of approximately $69,000 and $118,000, respectively. We recorded no additional contract costs during the three and nine months ended September 30, 2020. Additionally, we recognized approximately $1,513,000 in revenue during the three and nine months ended September 30, 2020 that was related to contract costs at the beginning of the period.

Other Items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The following table sets forth our disaggregated revenue for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenue	2020	2019	2020	2019
(dollars in thousands)

Software and royalties	$587	$73	$780	$306
Hardware and consumables	13	15	75	53
Services	1,258	67	1,274	233
Maintenance	613	630	1,870	1,935
Total revenue	$2,471	$785	$3,999	$2,527

Customer Concentration

For the three months ended September 30, 2020, two customers accounted for approximately 82% or $2,037,000 of our total revenue and had trade receivables at September 30, 2020 of $193,000. For the nine months ended September 30, 2020, two customers accounted for approximately 65% or $2,588,000 of our total revenue and had trade receivables at September 30, 2020 of $193,000.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted loss per share:
Net loss	$(626)	$(2,665)	$(6,652)	$(8,825)
Preferred dividends, preferred stock discount accretion and deemed dividends from preferred stock exchange	(2,529)	(1,300)	(5,275)	(3,968)
Net loss available to common shareholders	$(3,155)	$(3,965)	$(11,927)	$(12,793)

Denominator for basic and dilutive loss per share – weighted-average shares outstanding	133,341,134	106,571,261	125,558,524	102,830,312

Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.04)	$(0.09)	$(0.13)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive Securities	Nine Months Ended September 30,
	2020	2019
Convertible related party notes payable	3,517,338	—
Restricted stock units	1,823,463	—
Convertible redeemable preferred stock	54,495,592	42,627,000
Stock options	2,474,670	7,199,668
Warrants	904,484	1,733,856
Total potential dilutive securities	63,215,546	51,560,524

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $22,000 as of September 30, 2020 were comprised of work in process of $12,000 representing direct labor costs on in-process projects and finished goods of $10,000 net of reserves for obsolete and slow-moving items of $3,000.

Inventories of $615,000 as of December 31, 2019 were comprised of work in process of $608,000, representing direct labor costs on in-process projects and finished goods of $7,000 net of reserves for obsolete and slow-moving items of $3,000.

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $61,000 and $70,000 as of September 30, 2020 and December 31, 2019, respectively, which includes accumulated amortization of $598,000 and $589,000 as of September 30, 2020 and December 31, 2019, respectively. Amortization expense for patent intangible assets was $3,000 and $9,000 for the three and nine months ended September 30, 2020 and 2019, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 5.7 years. There was no impairment of the Company’s intangible assets during the three and nine months ended September 30, 2020 and 2019.

The estimated intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2020 (three months)	$3
2021	12
2022	12
2023	12
2024	12
Thereafter	10
Totals	$61

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at September 30, 2020, had a negative carrying amount of approximately $12,922,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired as of September 30, 2020 and December 31, 2019.

Other Assets

In conjunction with the Lincoln Purchase Agreement, the Company issued to Lincoln Park, in May 2020, 2,500,000 shares of Common Stock as consideration for entering into the Lincoln Purchase Agreement. Pursuant to this issuance, the Company recorded $400,000 as a deferred stock issuance cost. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under the Lincoln Purchase Agreement. During the three and nine months ended September 30, 2020, the Company recognized approximately $26,000 and $36,000, respectively, as a charge against paid in capital relating to securities sold under the Lincoln Park Purchase Agreement.

NOTE 5.  LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 – Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% as the discount rates implicit in the Company’s leases cannot be readily determined. Such assets and liabilities aggregated approximately $2,265,000 and $2,280,000 as of January 1, 2019, respectively and $1,906,000 and $2,089,000 as of December 31, 2019, respectively. At September 30, 2020, such assets and liabilities aggregated approximately $1,649,000 and $1,818,000, respectively. The Company determined that it had no arrangements representing finance leases.

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

●
9,720 square feet in Portland, Oregon, at a cost of approximately $23,000 per month until the expiration of the lease on February 28, 2023; and

●
183 square feet of office space in Mexico City, Mexico, at a cost of approximately $2,000 per month until September 30, 2020. Effective October 1, 2020, the Company extended this lease for a period of 12 months.

The above leases contain no residual value guarantees provided by the Company and there are no options to either extend or terminate the leases. The Company is not a party to any subleasing arrangements.

For the three and nine months ended September 30, 2020 and 2019, the Company recorded approximately $169,000 and $508,000, and $154,000 and $503,000, respectively, in lease expense using the straight-line method. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of September 30, 2020 is 3.85 years. Cash payments under operating leases aggregated approximately $162,000 and $485,000, respectively, for the three and nine months ended September 30, 2020 and $122,000 and $366,000, respectively, for the comparable periods in 2019, and are included in operating cash flows.

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

At September 30, 2020, future minimum undiscounted lease payments are as follows:

($ in thousands)
2020 (three months)	$164
2021	642
2022	652
2023	424
2024	386
Thereafter	132
Total	2,400
Short-term leases not included in lease liability	—
Present Value effect on future minimum undiscounted lease payments at September 30, 2020	(582)
Lease liability at September 30, 2020	$1,818
Less current portion	(412)
Non-current lease liability at September 30, 2020	$1,406

NOTE 6.  MEZZANINE EQUITY

Series C Convertible Redeemable Preferred Stock

On September 10, 2018, the Company filed the Series C Certificate with the Secretary of State for the State of Delaware – Division of Corporations, designating 1,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series C Preferred, each share with a stated value of $10,000 per share (the “Series C Stated Value”). Shares of Series C Preferred accrue dividends cumulatively and are payable quarterly at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of Common Stock. Each share of Series C Preferred has a liquidation preference equal to the greater of (i) the Series C Stated Value plus all accrued and unpaid dividends, and (ii) such amount per share as would have been payable had each share been converted into Common Stock immediately prior to the occurrence of a Liquidation Event (as defined in the Series C Certificate) or Deemed Liquidation Event (as defined in the Series C Certificate) (the "Series C Liquidation Preference Amount"). Each share of Series C Preferred is convertible into that number of shares of the Company’s Common Stock (“Series C Conversion Shares”) equal to the Series C Stated Value, divided by $1.00, which conversion rate is subject to adjustment in accordance with the terms of the Series C Certificate. Holders of Series C Preferred may elect to convert shares of Series C Preferred into Series C Conversion Shares at any time. Holders of the Series C Preferred may also require the Company to redeem all or any portion of such holder’s shares of Series C Preferred at any time from and after the third anniversary of the issuance date or in the event of the consummation of a Change of Control (as such term is defined in the Series C Certificate). Subject to the terms and conditions set forth in the Series C Certificate, in the event the volume-weighted average price of the Company’s Common Stock is at least $3.00 per share (subject to adjustment in accordance with the terms of the Series C Certificate) for at least 20 consecutive trading days, the Company may convert all, but not less than all, issued and outstanding shares of Series C Preferred into Series C Conversion Shares. In addition, in the event of a Change of Control, the Company will have the option to redeem all, but not less than all, issued and outstanding shares of Series C Preferred for 115% of the Series C Liquidation Preference Amount per share. Holders of Series C Preferred will have the right to vote, on an as-converted basis, with the holders of the Company’s Common Stock on any matter presented to the Company’s stockholders for their action or consideration. Shares of Series C Preferred rank senior to the Company’s Common Stock, Series A Preferred, Series A-1 Preferred, and junior to the Company’s Series B Preferred.

 On September 10, 2018, the Company offered and sold a total of 890 shares of Series C Preferred at a purchase price of $10,000 per share, and on September 21, 2018, the Company offered and sold an additional 110 shares of Series C Preferred at a purchase price of $10,000 per share (the “Series C Financing”). The total gross proceeds to the Company from the Series C Financing were $10,000,000. Issuance costs incurred in conjunction with the Series C Financing were approximately $1,211,000. Such costs have been recorded as a discount on the Series C Preferred and will be accreted to the point of earliest redemption which is the third anniversary of the Series C Financing or September 10, 2021 using the effective interest rate method. The accretion of these costs is recorded as a deemed dividend.

There were no issuances or conversions of Series C Preferred during the three and nine months ended September 30, 2020 or September 30, 2019. During the three months ended September 30, 2020, the Company issued the holders of Series C Preferred 1,623,150 shares of Common Stock as payment of dividends due on March 31, 2020; 693,896 shares of Common Stock as payment of dividends due on June 30, 2020; and 2,859,688 shares of Common Stock as payment of dividends due as of September 30, 2020.

 The Company issued the holders of Series C Preferred 157,945, 266,793 and 495,688 shares of Common Stock on March 31, 2019, June 30, 2019 and September 30, 2019, respectively, as payment of dividends due on these dates.

Guidance for accounting for freestanding financial instruments that contain characteristics of both liabilities and equity are contained in ASC 480, Distinguishing Liabilities From Equity and Accounting Series Release 268 (“ASR 268”) Redeemable Preferred Stocks. The Company evaluated the provisions of the Series C Preferred and determined that the provisions of the Series C Preferred grant the holders of the Series C Preferred a redemption right whereby the holders of the Series C Preferred may, at any time after the third anniversary of the Series C Preferred issuance, require the Company to redeem in cash any or all of the holder’s outstanding Series C Preferred at an amount equal to the Series C Liquidation Preference Amount. In the event of a Change of Control, the holders of Series C Preferred shall have the right to require the Company to redeem in cash all or any portion of such holder’s shares at the Series C Liquidation Preference Amount. The Company has concluded that because the redemption features of the Series C Preferred are outside of the control of the Company, the instrument is to be recorded as temporary or mezzanine equity in accordance with the provisions of ASR 268.

The Company noted that the Series C Preferred instrument was a hybrid instrument that contains several embedded features. In November 2014, the FASB issued ASU 2014-16 to amend ASC 815, “Derivatives and Hedging”, (“ASC 815”) and require the use of the whole instrument approach (described below) to determine whether the nature of the host contract in a hybrid instrument issued in the form of a share is more akin to debt or to equity.

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

For the three and nine months ended September 30, 2020, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $170,000 and $517,000, respectively, using the effective interest rate method. For the three and nine months ended September 30, 2019, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $181,000 and $551,000, respectively, using the effective interest rate method.

There were no conversions of Series C Preferred into Common Stock during the three and nine months ended September 30, 2020 and 2019.

See Note 12, Subsequent Events, regarding the pending exchange of all shares of Series C Preferred into Series D Preferred pursuant to the Exchange Agreement and Amended Series C Certificate, as defined in Note 1 of Item 1, Part 1 of this Quarterly Report.

The Company reflected the following in Mezzanine Equity for the Series C Preferred Stock as of December 31, 2019 and September 30, 2020:

	Series C
	Convertible,
	Redeemable
	Preferred
(amounts in thousands, except share amounts)	Shares	Amount

Total Series C Preferred Stock as of December 31, 2019	1,000	$8,884

Accretion of discount – deemed dividend for the nine months ended September 30, 2020	—	517

Total Series C Preferred Stock as of September 30, 2020	1,000	$9,401

NOTE 7.  DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging”. Under the provisions of ASC 815, the Company identified embedded features within the Series C Preferred host contract that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s condensed consolidated balance sheets under the caption “Derivative liabilities”. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss. Such amounts are recorded in the caption “Change in fair value of derivatives liabilities” in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $535,000 and $369,000, respectively. As a result of this decrease, such liabilities aggregated approximately $0 at September 30, 2020. During the three and nine months ended September 30, 2019, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $388,000 and $445,000, respectively. See Note 9 to these condensed consolidated financial statements for a reconciliation of amounts recorded at September 30, 2020. In November 2020, pursuant to the Series D Preferred Stock financing, all holders of Series C Preferred will be exchanging their shares of Series C Preferred for Series D Preferred and the embedded derivative liabilities bifurcated in the Series C Preferred will cease to exist upon the consummation of the exchange transaction.

NOTE 8.  NOTES PAYABLE

Concurrently with the execution of the Purchase Agreement, the Company and the Investors executed the Loan Agreement, pursuant to which each Investor signatory thereto agreed to the Bridge Loan, secured by all assets of the Company, in an amount equal to 20% of such Investor’s purchase commitment as set forth in the Purchase Agreement, which Bridge Loan, plus accrued interest, will roll into, and be used to purchase, Series D Preferred at Closing. For more information regarding the Purchase Agreement, the Investors, the Loan Agreement, and the Bridge Loan, see Note 1, Description of Business and Operations.

Pursuant to the Bridge Loan, the Company received proceeds of $2,187,000 in September 2020.  The Bridge Loan bears interest at a fixed rate of 12% and is due and payable in arrears on the earlier of the Loan Conversion Date, as such term is defined in the Loan Agreement, or six months after the disbursement of the Bridge Loan. All amounts due and payable pursuant to the Bridge Loan are automatically convertible, without further action by the Investors, into shares of Series D Preferred at Closing at a purchase price of $1,000 for each share of Series D Preferred. The repayment of all amounts due under the terms of the Loan Agreement are secured by all assets of the Company. At September 30, 2020, the Company has recorded the Bridge Loan of $2,187,000 as a current liability under the caption “Notes payable, current portion” in its condensed consolidated balance sheet.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate. While no determination has been made at the time of the filing of this Quarterly Report, the Series D Financing may affect the Company's ability to have the PPP Loan forgiven under the PPP. The Company has recorded the entire amount of the PPP Loan as debt. Under the terms of the PPP Loan, monthly payments of principal and interest were due to commence November 1, 2020, however the SBA is deferring loan payments for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. The Company plans to file for loan forgiveness and t the time of the filing of this Quarterly Report, no amounts have been repaid. At September 30, 2020, the Company has recorded the current portion of the PPP Loan of approximately $718,000 as a current liability under the caption “Notes payable, current portion” in its condensed consolidated balance sheet. The remaining portion of approximately $853,000 is recorded as a long-term liability under the caption “Note payable, net of current portion” in its condensed consolidated September 30, 2020 balance sheet.

The Company has notes payable to certain members of the Company’s Board of Directors. These notes are fully described in Note 1, Description of Business and Operations, and Note 11, Related Party Transactions. For more information regarding the Closing of the Series D Financing and conversion of the Bridge Loan, see Note 12 – Subsequent Events.

NOTE 9.  EQUITY

The Company’s Certificate of Incorporation authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

  On June 9, 2020, the Company amended its Certificate of Incorporation to increase the number of shares of the Company’s Common Stock and the number of shares of the Company’s Preferred Stock authorized thereunder from an aggregate of 179 million to 350 million, consisting of 345 million shares of Common Stock and 5 million shares of Preferred Stock. On September 28, 2020, the Company received executed written consents from the requisite holders of the Company's voting securities, voting on an as-converted basis, approving the Amended Charter, which, among other things, will increase the authorized number of shares of Common Stock from 345 million shares to 1.0 billion shares, with no change to the number of authorized shares of Preferred Stock. This action did not become effective until 20 calendar days after an Information Statement was delivered to our shareholders. Such Information Statement was delivered on October 13, 2020.

Series A Convertible Preferred Stock

The Company had 18,917 and 37,467 shares of Series A Preferred outstanding as of September 30, 2020 and December 31, 2019, respectively. During July 2020, the Company entered into the Series A Exchange Agreement (as defined in Note 1, Description of Business and Operations) with the Series A Holders, pursuant to the Series A Restructuring (as defined in Note 1, Description of Business and Operations), which such Series A Holders exchanged 18,550 shares of Series A Preferred for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,849,000 in dividends payable to the Series A Holders and payable for the quarters ended March 31, 2020 and June 30, 2020.

During the three months ended September 30, 2020, the Company issued an aggregate of 219,374 shares of its Common Stock as payment for dividends due on the Company’s Series A Preferred for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 and there were no accrued unpaid dividends as of September 30, 2020. There were no conversions of Series A Preferred into Common Stock during the three and nine months ended September 30, 2020 and 2019. Each share of Series A Preferred has a liquidation preference equal to the greater of (i) $1,000 per share plus all accrued and unpaid dividends, or (ii) such amount per share as would have been payable had each such share been converted into Common Stock immediately prior to such liquidation, dissolution or winding up (the "Series A Liquidation Preference Amount"). This action did not become effective until 20 calendar days after an Information Statement was delivered to our shareholders. Such Information Statement was delivered on October 13, 2020.

On September 28, 2020, the Company received executed written consents from (i) the requisite holders of the Company's voting securities, voting on an as-converted basis, and (ii) the requisite holders of Series A Preferred, voting as a separate class, approving the Amended Series A Certificate, which, among other things, provides for (i) the automatic conversion of all Series A Preferred into Common Stock at a rate of 10% per month following the Closing of the Series D Financing, with the conversion price for such conversion reduced from $1.15 per share of Common Stock, to $0.20 per share of Common Stock, and (ii) a reduction of the dividend rate from 8% of the stated Series A Liquidation Preference Amount if paid in cash and 10% of the stated Series A Liquidation Preference Amount if paid in Common Stock, to 4% of the Series A Liquidation Preference Amount, with the dividends being paid only in shares of Common Stock.

Series A-1 Convertible Preferred Stock

In July 2020, the Company filed the Series A-1 Certificate with the Secretary of State for the State of Delaware – Division of Corporations, designating 31,021 shares of the Company’s Preferred Stock as Series A-1 Preferred. Shares of Series A-1 Preferred accrue cumulative dividends and are payable quarterly beginning March 31, 2021 at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of the Company’s Common Stock.

Shares of Series A-1 Preferred rank senior to the Company’s Common Stock, pari-passu to the Company's Series A Preferred, and are subordinate and rank junior to (i) the Series B Preferred; (ii) the Series C Preferred; (iii) any Preferred Stock (“New Preferred”) issued in connection with a financing resulting in gross proceeds to the Company of at least $10.0 million (“Qualified Financing”), provided such Qualified Financing occurs on or before December 31, 2020. In the event the Company consummates a Qualified Financing prior to December 31, 2020, the Company may continue to offer such New Preferred until December 31, 2020, provided, however, the Qualified Financing shall not exceed $15.0 million, exclusive of any New Preferred offered in exchange for Series C Preferred and all indebtedness of the Company now or hereafter outstanding.

Each share of Series A-1 Preferred has a liquidation preference equal to the greater of (i) $1,000 per share plus all accrued and unpaid dividends, or (ii) such amount per share as would have been payable had each such share been converted into Common Stock immediately prior to such liquidation, dissolution or winding up (the amount payable pursuant to the foregoing is referred to herein as the “Series A-1 Liquidation Preference Amount”) before any payment shall be made or any assets distributed to the holders of the Common Stock or any other classes and series of equity securities of the Company which by their terms rank junior to the Series A-1 Preferred.

Each share of Series A-1 Preferred is convertible into that number of shares of the Company’s Common Stock (“Series A-1 Conversion Shares”) equal to that number of shares of Series A-1 Preferred being converted multiplied by $1,000, divided by $0.65, or the conversion price as defined in the Series A-1 Certificate in effect as of the date the holder delivers to the Company their notice of election to convert. Holders of Series A-1 Preferred may elect to convert shares of Series A-1 Preferred into Common Stock at any time. In addition to the aforementioned holder conversion option, if the volume weighted average closing price (VWAP) of the Company’s Common Stock is at least $1.00 per share for 20 consecutive trading days, then the Company has the right to convert one-half of the issued and outstanding shares of Series A-1 Preferred into Common Stock. In the event of a Change of Control, the Company will have the option to redeem all issued and outstanding shares of Series A-1Preferred for 115% of the Liquidation Preference per share.

The Series A-1 Preferred is a freestanding financial instrument that contains characteristics of both liabilities and equity. Guidance for accounting for freestanding financial instruments that contain characteristics of both liabilities and equity are contained in ASC 480 and ASR 268. Pursuant to this guidance, the Company evaluated the various provisions of the Series A-1 Preferred and determined that the instrument should be recorded as a component of permanent equity.

The Company noted that the Series A-1 Preferred Stock instrument was a hybrid instrument that contains several embedded features. In November 2014, the FASB issued ASU 2014-16 to amend ASC 815, “Derivatives and Hedging”, (“ASC 815”) and require the use of the whole instrument approach (described below) to determine whether the nature of the host contract in a hybrid instrument issued in the form of a share is more akin to debt or to equity.

Using the whole instrument approach (described more fully in Note 6), the Company concluded that the host instrument is more akin to equity than debt as the majority of identified features contain more characteristics of equity.

The Company evaluated the identified embedded features of the Series A-1 Preferred host instrument and determined that certain features did not meet the definition of and did not contain the characteristics of derivative financial instruments requiring bifurcation at fair value from the host instrument.

During July 2020, the Company entered into an Exchange Agreement, Consent and Waiver (“Exchange Agreement”) with certain holders of its Series A Preferred (the "Series A Holders"), pursuant to which such Series A Holders exchanged 18,550 shares of Series A Preferred for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,849,000 in dividends payable to the Series A Holders and payable for the quarters ended March 31, 2020 and June 30, 2020 (the “Series A Restructuring”). Also, as part of the Exchange Agreement, 739,372 warrants held by those Series A Holders participating in the exchange were cancelled.

As there is no specific guidance under GAAP on whether an amendment to, or exchange of, an equity-classified preferred stock instrument (whether presented in temporary or permanent equity) that is not within the scope of ASC 718 should be accounted for as an extinguishment or a modification, the Company used, by analogy, the Guidance in ASC 470, (“Debt”) regarding the modification of debt instruments and determined that the exchange transaction was an extinguishment. If a modification or exchange represents an extinguishment for accounting purposes, it is accounted for as a redemption of the existing equity instrument and the issuance of a new instrument.

ASC 260-10-S99-2 (“SEC Staff Announcement: The Effect on the Calculation of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock”) provides guidance on the accounting for extinguishments (redemptions) of equity-classified preferred stock. Under that guidance, an SEC registrant compares (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock immediately before the modification or exchange (net of issuance costs). The difference is treated as a return to (or from) the holder of the preferred stock in a manner similar to dividends paid on preferred stock. Any excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the issuer’s balance sheet is treated as a dividend to those holders and charged against retained earnings or, in the absence of retained earnings, charged against paid-in-capital. Because the Company has an accumulated deficit, the amount computed as a deemed dividend was charged against paid-in-capital.

The Company measured the fair value of the Series A and A-1 Preferred stock immediately before and after the modification date by measuring the value of Common Stock each instrument was convertible into and determined that the modification resulted in a deemed dividend of approximately $2,272,000.

During the three months ended September 30, 2020, certain Holders of Series A-1 Preferred converted 350 shares of Series A-1 Preferred into 538,452 shares of the Company’s Common Stock. As of September 30, 2020, there were 18,200 shares of Series A-1 Preferred outstanding. During the three and nine months ended September 30, 2020, there were no dividends paid nor any accrued unpaid dividends on Series A-1 Preferred.

On September 28, 2020, the Company received executed written consents from (i) the requisite holders of the Company's voting securities, voting on an as-converted basis, and (ii) the requisite holders of Series A-1 Preferred, voting as a separate class, approving the Amended Series A-1 Certificate, which, among other things, provides for (i) the automatic, mandatory conversion of all Series A-1 Preferred into Common Stock at a rate of 10% per month following the Closing of the Series D Financing until all shares of Series A-1 Preferred have been converted, with the conversion price for such conversion reduced from $0.65 per share of Common Stock, to $0.20 per share of Common Stock, and (ii) a reduction of the dividend rate from 8% of the stated Series A-1 Liquidation Preference Amount if paid in cash and 10% of the stated Series A-1 Liquidation Preference Amount if paid in Common Stock, to 4% of the Series A-1 Liquidation Preference Amount, with the dividends being paid only in shares of Common Stock. This action did not become effective until 20 calendar days after an Information Statement was delivered to our shareholders. Such Information Statement was delivered on October 13, 2020.

Series B Convertible Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred stock, par value $0.01 per share (“Series B Preferred”), outstanding as of September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively. There were no conversions of Series B Preferred into Common Stock during the three and nine months ended September 30, 2020 and 2019.

Common Stock

  The following table summarizes Common Stock activity for the nine months ended September 30, 2020:

Common Stock
Shares outstanding at December 31, 2019	113,346,472
Shares issued pursuant to option exchange	775,893
Shares issued pursuant to Series A-1 conversion	538,452
Shares issued as payment of stock dividend on Series A Preferred	219,374
Shares issued as payment of stock dividend on Series C Preferred	5,176,734
Shares issued to secure financing facility	2,500,000
Shares issued for cash	15,700,000
Shares outstanding at September 30, 2020	138,256,925

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

In May 2020, the Company issued to Lincoln Park 2,500,000 shares of its Common Stock as consideration for entering into the Lincoln Purchase Agreement. The Company has recorded this issuance as a deferred stock issuance cost in the amount of $400,000. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under the Lincoln Purchase Agreement.

During May 2020, the Company sold 2,500,000 shares of its Common Stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for $0.10 per share resulting in proceeds to the Company of $250,000.

At various dates in July and August 2020, the Company sold an aggregate of 3,200,000 shares of its Common Stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement resulting in net proceeds to the Company of approximately $659,000.

During the three months ended September 30, 2020, the Company issued an aggregate of 219,374 shares of its Common Stock as payment for dividends due on the Company’s Series A Preferred for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020. Also during the three months ended September 30, 2020, the Company issued an aggregate of 5,176,734 shares of its Common Stock as payment for dividends due on the Company’s Series C Preferred for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020.

During the three months ended September 30, 2020, the Company issued 538,452 shares of its Common Stock pursuant to the conversion of 350 shares of Series A-1 Preferred.

During the nine months ended September 30, 2020, the Company issued 612,750 shares of its Common Stock pursuant to exchange agreements with certain terminated employees whereby such employees exchanged an aggregate 1,225,500 Common Stock purchase options for 612,750 shares of Common Stock as a component of their severance agreement.  Disclosure of any incremental compensation expense and the related accounting is set forth in the Stock-Based Compensation section of this note.

During the nine months ended September 30, 2020, the Company granted 708,916 restricted stock units (“RSUs”) to certain active employees in exchange for 1,417,832 outstanding options held by such employees. During the nine months ended September 30, 2020, 163,143 shares of RSUs vested with the remainder of such shares of Common Stock vesting quarterly over a period of two years. Disclosure of any incremental compensation expense and the related accounting is set forth in the Stock-Based Compensation section of this note.

Warrants

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted-Average Exercise Price
Balance at December 31, 2019	1,733,856	$0.14
Granted	—	—
Expired/Canceled	(90,000)	1.28
Cancelled in conjunction with Series A-1 issuance	(739,372)	0.01
Exercised	—	—
Balance at September 30, 2020	904,484	$0.14

As of September 30, 2020, warrants to purchase 904,484 shares of Common Stock at prices ranging from $0.01 to $0.80 were outstanding. All of these warrants become exercisable only upon the attainment of specified events and expire at various dates through September 2028. The intrinsic value of warrants outstanding at September 30, 2020 was $0. The Company has excluded from this computation any intrinsic value of the 754,484 warrants issued to the Series A Preferred stockholders due to the conversion exercise contingency associated with these warrants.

Stock-Based Compensation

The Company’s 1999 Stock Award Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on December 17, 1999. Under the terms of the 1999 Plan, the Company was authorized to issue up to 350,000 non-qualified or incentive stock options to purchase Common Stock of the Company. During the year ended December 31, 2014, the Company subsequently amended and restated the 1999 Plan, whereby it increased the number of shares of the Company’s Common Stock reserved for issuance to approximately 7.0 million. Subsequently, in February 2018, the Company amended and restated the 1999 Plan, whereby it increased the number of shares of the Company’s Common Stock reserved for issuance by 2.0 million. The 1999 Plan prohibits the grant of stock option or stock appreciation right awards with an exercise price less than fair market value of Common Stock on the date of grant. The 1999 Plan also generally prohibits the “re-pricing” of stock options or stock appreciation rights, although awards may be bought-out for a payment in cash or shares of the Company’s Common Stock. The 1999 Plan permits the grant of stock-based awards other than stock options, including the grant of “full value” awards such as restricted stock, stock units and performance shares. The 1999 Plan permits the qualification of awards under the plan (payable in either stock or cash) as “performance-based compensation” within the meaning of Section 162(m) of the Revenue Code. The number of options issued and outstanding and the number of options remaining available for future issuance are shown in the table below. The number of authorized shares of Common Stock available for issuance under the 1999 Plan at September 30, 2020 was 0 due to the termination of the 1999 Plan.

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

The 2020 Plan supersedes and replaces the 1999 Plan and therefore no new awards will be granted under the 1999 Plan. Any awards outstanding under the 1999 Plan on the date of approval of the 2020 Plan will remain subject to the 1999 Plan. All shares of Common Stock remaining authorized and available for issuance under the 1999 Plan and any shares subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2020 Plan. As of September 30, 2020, 27,149,707 shares are available for issuance under the 2020 Plan.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for the nine months ended September 30, 2020 and 2019 ranged from 57% to 84%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the nine months ended September 30, 2020 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the nine months ended September 30, 2020 and 2019 averaged 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has adopted the provisions of ASU 2016-09 and will continue to use an estimated annualized forfeiture rate of approximately 0% for corporate officers, 4.1% for members of the Board of Directors and 6.0% for all other employees.

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price
Balance at December 31, 2019	7,204,672	$1.32
Granted	2,320,000	$0.15
Expired/Cancelled	(7,050,002)	$1.35
Exercised	—	$—
Balance at September 30, 2020	2,474,670	$0.20

During the nine months ended September 30, 2020, the Company issued an aggregate 2,320,000 options to purchase common stock at exercise prices of $0.13 to $0.15.

During the nine months ended September 30, 2020, certain terminated employees exchanged 1,200,000 Common Stock purchase options for 600,000 shares of Common Stock as a component of their severance agreement. The Company recorded the grant date fair value of these Common Stock issuances as severance expense in the amount of approximately $86,000.

During the nine months ended September 30, 2020, certain employees exchanged 1,417,832 Common Stock purchase options for 708,916 Restricted Stock Units (“RSUs”).

During the nine months ended September 30, 2020, certain members of the Company’s Board of Directors and certain officers exchanged 3,467,000 Common Stock purchase options for 1,733,500 RSUs.

In addition to the aggregate 6,084,832 options exchanged or pending exchange as disclosed above, an additional 965,170 Common Stock purchase options expired unexercised during the nine months ended September 30, 2020.

There were no options exercised during the three and nine months ended September 30, 2020.

The intrinsic value of options exercisable and outstanding at September 30, 2020 was $0. The aggregate intrinsic value for all options outstanding as of September 30, 2020 was $0. The weighted-average grant-date per share fair value of options granted during the nine months ended September 30, 2020 was $0.09. At September 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $238,000, which will be recognized over a weighted-average period of 1.6 years.

The Company periodically issues RSUs to certain employees which vest over time. When vested, each RSU represents the right to that number of shares of Common Stock equal to the number of RSUs granted. The grant date fair value for RSU’s is based upon the market price of the Company's Common Stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term.

A summary of the activity related to RSUs is as follows:

	RSU’s	Weighted-Average Issuance Price
Balance at December 31, 2019	—	$—
Granted	2,942,416	$0.16
Expired/Cancelled	(572,952)	$0.17
Vested	(546,016)	$0.17
Balance at September 30, 2020	1,823,448	$0.16

During the nine months ended September 30, 2020, the Company granted 708,916 RSUs to certain employees in exchange for options to purchase 1,417,832 shares of Common Stock held by such employees. During the nine months ended September 30, 2020, 163,143 of these RSUs vested with the remainder of such RSUs vesting quarterly over a period of two years.

During the nine months ended September 30, 2020, the Company agreed to grant 1,733,500 RSUs to certain officers and members of the Company’s Board of Directors in exchange for options to purchase 3,467,000 shares of Common Stock held by such officers and directors. During the nine months ended September 30, 2020, 366,203 of these RSUs vested with the remainder of such RSUs vesting quarterly over a period of two years. However, principally due to the lack of authorized but unissued shares of Common Stock to satisfy certain commitments of the Company, and in lieu of pending efforts to restructure certain issued and outstanding preferred stock and secure additional working capital, the Company and certain officers and directors have agreed to suspend the issuance common stock under the RSU agreements.

The Company determined that the exchange agreements are a modification of a share-based payment award under ASC 718. Accordingly, the Company computed any incremental compensation expense as a component of the total compensation cost to be measured at the modification date. Aggregate incremental compensation expense measured from the modifications of stock options was approximately $385,000.

In addition and unrelated to the aforementioned exchanges, on July 29, 2020, the Company granted 500,000 RSUs at a per share price of $0.13 to certain employees. During the three months ended September 30, 2020, 16,670 of these RSUs vested with the remainder of the RSU’s vesting at various dates over a two-year period.

During the nine months ended September 30, 2020, 572,952 RSUs expired unexercised.

Stock-based compensation expense for employees, officers and members of the Company’s Board of Directors, related to RSU’s, equity options, and the modifications of equity options, has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$2	$3	$6	$10
General and administrative	83	92	240	282
Sales and marketing	19	38	120	119
Research and development	23	35	83	104

Total	$127	$168	$449	$515

NOTE 10.  FAIR VALUE ACCOUNTING

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

	Fair Value at September 30, 2020
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,785	$—	$—	$1,785
Totals	$1,785	$—	$—	$1,785
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Totals	$—	$—	$—	$—

	Fair Value at December 31, 2019
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,713	$—	$—	$1,713
Totals	$1,713	$—	$—	$1,713
Liabilities:
Derivative liabilities	$369	$—	$—	$369
Totals	$369	$—	$—	$369

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

As of September 30, 2020, the Company had embedded features contained in the Series C Preferred host instrument (issued in September 2018) that qualified for derivative liability treatment.  The recorded fair market value of these features was approximately $0 and $369,000 at September 30, 2020 and December 31, 2019, respectively, and are classified as a current liability in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The fair value of the Company’s derivative liabilities is classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses the lattice framework, Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities. In November 2020, pursuant to the Series D Financing, all holders of Series C Preferred will be exchanging their shares of Series C Preferred for shares of Series D Preferred and the embedded derivative liabilities bifurcated in the Series C Preferred cease to exist.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the fair value methodologies during the nine months ended September 30, 2020 are a risk-free rate of 0.10%, equity volatility of 150%, effective life of 0.25 years and a preferred stock dividend rate of 0%. These assumptions incorporate management’s estimate of the probability of future financings (Series D Financing) with terms requiring the conversion of the Series C Preferred and the timing of potential change of control events. The primary assumptions impacted by Series D Financing were the effective life of 0.25 years and equity volatility. Significant assumption used in the fair value methodologies during the nine months ended September 30, 2019 are a risk-free rate of 1.54% - 1.62%, equity volatility of 68% - 70%, effective life of 1.95 – 3.95 years and a preferred stock dividend rate of 10%.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary.  That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value during the three months ended September 30, 2020 and 2019 are presented below:

($ in thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019

Pension assets:
Fair value at beginning of period	$1,711	$1,721
Return on plan assets	19	14
Company contributions and benefits paid, net	(28)	(4)
Effect of exchange rate changes	83	(82)
Fair value at end of period	$1,785	$1,649

The reconciliations of Level 3 pension assets measured at fair value during the nine months ended September 30, 2020 and 2019 are presented below:

($ in thousands)	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Pension assets:
Fair value at beginning of period	$1,713	$1,733
Return on plan assets	49	44
Company contributions and benefits paid, net	(61)	(34)
Effect of exchange rate changes	84	(94)
Fair value at end of period	$1,785	$1,649

The reconciliations of Level 3 derivative liabilities measured at fair value during the three months ended September 30, 2020 and 2019 are presented below:

($ in thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019
Derivative liabilities:
Fair value at beginning of period	$535	$1,008
Change in fair value included in earnings	(535)	(388)
Fair value at end of period	$—	$620

The reconciliations of Level 3 derivative liabilities measured at fair value during the nine months ended September 30, 2020 and 2019 are presented below:

($ in thousands)	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Derivative liabilities:
Fair value at beginning of period	$369	$1,065
Change in fair value included in earnings	(369)	(445)
Fair value at end of period	$—	$620

NOTE 11.  RELATED PARTY TRANSACTIONS

Notes Payable

On February 12, 2020, the Company entered into a factoring agreement (the "Factoring Agreement") with a member of the Company’s Board of Directors (the "Factoring Lender"). Under the Factoring Agreement, the Company received $350,000 in proceeds (the "Factoring Principal") in the form of a loan, bearing interest at a rate of 1% for every seven days until the Factoring Principal and accrued interest are paid in full, with a maturity date of March 4, 2020. Pursuant to the Factoring Agreement, repayment of the Factoring Principal and accrued interest was secured by certain of the Company’s trade accounts receivable approximating $500,000 (the "Factoring Collateral"). As of September 30, 2020, despite collection of the Company’s trade accounts receivable, the Factoring Principal had not been repaid and the Company requested an extension from the Factoring Lender. During the three and nine months ended September 30, 2020, the Company recorded approximately $46,000 and $116,000, respectively in interest expense related to the Factoring Agreement. In May 2020, the Company repaid $35,000 in accrued interest to the Factoring Lender. Accrued unpaid interest at September 30, 2020 approximated $81,000 and is included in the Company’s condensed consolidated September 30, 2020 balance sheet under the caption “Accrued expense”. As a condition to the consummation of the Company's offer and sale (the "Closing") of shares of its Series D Convertible Preferred Stock, par value $0.01 ("Series D Preferred") (the "Series D Financing"), the Factoring Lender agreed to settle the entire Factoring Principal plus accrued interest and release the Company from liabilities due under the Factoring Agreement in exchange for a one-time payment of $360,000 (the "Factoring Settlement") to be made upon the Closing, and out of the proceeds, of the Series D Financing. The Series D Financing in Note 12, Subsequent Events.

During the nine months ended September 30, 2020, the Company received advances from a second member of the Board of Directors (the "Board Lender") in the aggregate amount of $450,000. On June 29, 2020, the Company executed a promissory note (the "Board Note") in the favor of the Board Lender in the principal amount of $450,000 (the "Board Note Principal"), pursuant to which the Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company's Common Stock at $0.16 per share of Common Stock at the election of the Board Lender. The Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million. As a condition to the Series D Financing, the Board Lender agreed to purchase the number of shares of Series D Preferred equal to one-half (50%) of the Board Note Principal and interest accrued thereon at the Closing of the Series D Financing, with the remaining one-half of the Board Note Principal and interest accrued thereon to be paid to the Board Lender out of the proceeds of the Series D Financing.

During the nine months ended September 30, 2020, the Company received advances from a third member of the Board of Directors (the "Second Board Lender") in the aggregate amount of $100,000. On June 29, 2020, the Company executed a promissory note (the "Second Board Note", and collectively with the Board Note, the "Board Notes") in the principal amounts of $100,000 (the "Second Board Note Principal"), pursuant to which the Second Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company’s Common Stock at $0.16 per share of Common Stock at the election of the Second Board Lender. The Second Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million.  As a condition to the Series D Financing, the Second Board Lender agreed to purchase the number of shares of Series D Preferred equal to the Second Board Note Principal and accrued interest thereon, such purchase of shares of Series D Preferred, and release of the Company from its liability under the Second Board Note, to occur upon the Closing of the Series D Financing.

NOTE 12.  SUBSEQUENT EVENTS

Amended and Restated Certificate of Incorporation

On November 12, 2020, the Company filed its Amended Charter. The Amended Charter increases the number of authorized shares of Common Stock from 345 million shares to 1.0 billion shares, resulting in a total increase of 655 million shares of Common Stock. The Amended Charter, among other things, includes an exclusive jurisdiction provision, which provides that Delaware is the exclusive jurisdiction, and the Delaware Court of Chancery as the exclusive forum, for all disputes relating to the internal affairs of the Company, and the federal district courts of United States of America as the exclusive forum for the resolution of any causes of action arising under the Securities Act. New Section 13 is not intended to apply to derivative actions brought by shareholders for claims arising under the Securities Exchange Act of 1934, as amended, as the federal district courts have exclusive jurisdiction over all matters arising thereunder.

Amendment to Series A Convertible Preferred Stock

On November 12, 2020, the Company filed the Amended Series A Certificate, as approved by the shareholders of the Company pursuant to the action by written consent received by the Company on September 28, 2020. The Amended Series A Certificate, among other things: (i) amends the terms of conversion from Series A Preferred to Common Stock by (A) amending the conversion price from $1.15 per share of Common Stock to $0.20 per share of Common Stock, (B) amending the voluntary conversion process by providing a voluntary conversion window, beginning on the consummation of the Series D Financing and ending on August 1, 2021 (the “Conversion Period”), to voluntarily convert all shares of Series A Preferred into Common Stock upon notice to the Company, and (C) for holders of Series A Preferred that do not voluntarily convert all shares of Series A Preferred into Common Stock, a mandatory, automatic conversion of each such holder’s shares of Series A Preferred at a rate of 10% per month beginning on the consummation of the Series D Financing, with all shares converting by August 1, 2021; (ii) amends the dividend payment provisions to reduce the specified rate from 8% if paid in cash, or 10% if paid in Common Stock, to 4%, with dividends now only being payable in Common Stock through the end of the Conversion Period; (iii) a waiver of the protective provisions in Section 9 of the Series A Certificate; and (iv) provides that the Series A Preferred is junior to the newly authorized and issued Series D Preferred.

Amendment to Series A-1 Convertible Preferred Stock

On November 12, 2020, the Company filed Amended Series A-1 Certificate. The Amended Series A-1 Certificate, among other things: (i) amends the terms of conversion from Series A-1 Preferred to Common Stock, by (A) amending the conversion price from $0.65 per share of Common Stock to $0.20 per share of Common Stock, (B) amending the voluntary conversion process by providing a voluntary conversion window, beginning on the consummation of the Series D Financing and ending on August 1, 2021 (the “Conversion Period”), to voluntarily convert all shares of Series A-1 Preferred into Common Stock upon notice to the Company, and (C) for holders of Series A-1 Preferred that do not voluntarily convert all shares of Series A-1 Preferred into Common Stock, a mandatory, automatic conversion of each such holder’s shares of Series A-1 Preferred at a rate of 10% per month beginning on the consummation of the Series D Financing, with all shares converting by August 1, 2021; (ii) amends the dividend payment provisions to reduce the specified rate from 8% in cash or 10% if paid in shares of Common Stock, to 4%, with dividends now only being payable in Common Stock through the end of the Conversion Period; (iii) a waiver of the protective provisions in Section 9 of the Series A-1 Certificate; and (iv) provides that the Series A-1 Preferred is junior to the newly authorized and issued Series D Preferred.

Amendment to Series C Convertible Preferred Stock

On November 12, 2020, the Company filed the Amended Series C Certificate to, without limitation, provide for a drag-along right whereby if at any time one or more holders of Series C Preferred then holding, in the aggregate, more than 50% of the outstanding shares of Series C Preferred, exchange all (but not less than all) of each such exchanging shareholder’s shares of Series C Preferred for shares of Series D Preferred, then such initiating shareholder(s), in their sole discretion, shall have the right to require that all the holders of Series C Preferred similarly exchange their shares of Series C Preferred into shares of Series D Preferred on identical terms and conditions to the majority shareholders that elected to exchange their Series C Preferred into Series D Preferred. Additionally, the Series C Certificate was amended to provide that the Series C Preferred shall rank junior to the newly authorized and issued Series D Preferred.

Creation of Series D Convertible Preferred Stock

On November 12, 2020, the Company filed the Series D Certificate. Pursuant to the Series D Certificate, the Series D Preferred ranks senior to all Common Stock and all other present and future classes or series of capital stock, except for Series B Preferred, and upon liquidation will be entitled to receive the Liquidation Preference Amount (as defined in the Series D Certificate) plus any accrued and unpaid dividends, before the payment or distribution of the Company’s assets or the proceeds thereof is made to the holders of any junior securities. Additionally, dividends on shares of Series D Preferred will be paid prior to any junior securities, and are to be paid at the rate of 4% of the Stated Value (as defined in the Series D Certificate) per share per annum in the form of cash or shares of Series D Preferred. Holders of Series D Preferred shall vote together with holders of Common Stock on an as-converted basis, and not as a separate class, except (i) the holders of Series D Preferred, voting as a separate class, shall be entitled to elect two directors, (ii) the holders of Series D Preferred have the right to vote as a separate class regarding the waiver of certain protective provisions set forth in the Series D Certificate, and (iii) as otherwise required by law.

The holders of Series D Preferred may voluntarily convert their shares of Series D Preferred into Common Stock at any time that is at least ninety days following the issuance date, at the conversion price calculated by dividing the Stated Value by the conversion price of $0.0583 per share of Common Stock, subject to adjustments as set forth in Section 5(e) of the Series D Certificate. The shares of Common Stock issuable upon conversion of the Series D Preferred shall be subject to the following registration rights: (i) one demand registration starting three months after the Closing, (ii) two demand registrations starting one year after the Closing, and (iii) unlimited piggy-back and Form S-3 registration rights with reasonable and customary terms.

On the fourth anniversary of the Issuance Date, or in the event of the consummation of a Change of Control, if any shares of Series D Preferred are outstanding, then each holder of Series D Preferred shall have the right (the “Holder Redemption Right”), at such holder’s option, to require the Company to redeem all or any portion of such holder’s shares of Series D Preferred at the Liquidation Preference Amount per share of Series D Preferred plus an amount equal to all accrued but unpaid dividends, if any, (such price, the “Holder Redemption Price”), which Holder Redemption Price shall be paid in cash.

Closing of Series D Financing

On November 12, 2020 (“Closing Date”), the Company consummated the Series D Financing, resulting in the sale of 11,560 shares of its Series D Preferred, resulting in gross proceeds to the Company of $11.56 million, less fees and expenses. The gross proceeds include approximately $2.2 million in principal amount due and payable under the terms of certain term loans issued by the Company on September 29, 2020 (“Bridge Note”), which Bridge Notes were converted into Series D Preferred at Closing (the “Conversion”). The issuance and sale of the Series D Preferred was made pursuant to that certain Securities Purchase Agreement, dated September 28, 2020 (the "Purchase Agreement"), by and between the Company and the Investors, for the purchase price of $1,000.00 per share of Series D Preferred. The Conversion and Series D Financing was undertaken pursuant to Section 3(a)(9) and/or Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act").

On the Closing Date, the Company exchanged approximately $661,000 of liabilities of the Company for 661.3 shares of Series D Preferred, and received notice from the holders of a majority of the Series C Preferred (the “Series C Exchange Notice”) of their election to convert all of their shares of Series C Preferred into Series D Preferred, and further exercising their right to require all other holders of Series C Preferred to convert their shares of Series C Preferred into Series D Preferred (the “Series C Exchange”).  Upon the consummation of the Series C Exchange in accordance with the terms of the Series C Exchange Notice, the Company will issue an additional 10,000 shares of Series D Preferred in exchange for all 1,000 issued and outstanding shares of the Company’s Series C Preferred.

Series C Exchange Agreement

In connection with the Purchase Agreement, the Company entered into an Exchange Agreement with certain holders of the Series C Preferred which hold, in the aggregate, more than 50% of the outstanding shares of Series C Preferred (the “Exchange Agreement”). As contemplated by the parties thereto, after the filing of the Amended Series C Certificate and in connection with the closing of the Purchase Agreement and Exchange Agreement, such holders exercised their right under the Amended Series C Certificate to require all holders of Series C Preferred to similarly exchange their shares of Series C Preferred into shares of Series D Preferred on identical terms and conditions.

Payment of Factoring Settlement

On November 12, 2020, the Company and the Factoring Lender entered into that certain Satisfaction and Release Agreement (the "Factoring Release") whereby the Company agreed to pay the Factoring Settlement to the Factoring Lender out of the proceeds of the Series D Financing in full satisfaction of all liabilities and obligations arising from the Factoring Agreement. On November 16, 2020, the Company fulfilled its obligations under the Factoring Release, thereby releasing it from its obligations under the Factoring Agreement.

Satisfaction of Board Notes

On November 12, 2020, in connection with the Closing of the Series D Financing, the Board Lenders (See Note 1) entered into (i) Debt Exchange Agreements (collectively, the "Debt Exchange Agreements"), and (ii) Satisfaction and Release Agreements (collectively, the "Release Agreements"), for the purpose of satisfying certain obligations of the Company arising under (i) the Board Note, and (ii) the Second Board Note. Pursuant to the Debt Exchange Agreements and Release Agreements: (a) one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000 was converted into 231.6 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, with the remaining one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000, to be paid to the Board Lender in cash out of proceeds of the Series D Financing, in full satisfaction of the Company's obligations under the Board Note; and (b) the entire Second Board Note Principal plus accrued interest, totaling approximately $103,000, was converted into 102.8 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, in full satisfaction of the Company's obligations under the Second Board Note.

In November 2020, the Company issued 127,842 shares of its Common Stock as payment of dividends on its Series C Preferred for the period October 1, 2020 up to the closing date of the Company’s Series D Preferred financing.

In November 2020, the Company issued an aggregate 1,107,355 shares of its Common Stock to certain employees and member of management and the Company’s Board of directors pursuant to the vesting of RSUs held by these individuals.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in Item 1A of Part II of this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere within this Quarterly Report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for our products, such as the timing of new product introductions by us and by our competitors and our customers’ political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. As used in this Quarterly Report, “we”, “us”, “our”, “ImageWare”, “ImageWare Systems”, "IWS", or the “Company” refers to ImageWare Systems, Inc., a Delaware corporation, and all of its subsidiaries.

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

Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, deferred tax asset valuation allowances, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series C Preferred Financing (as defined in Note 6 of Item 1, Part 1 of this Quarterly Report), assumptions used in the application of revenue recognition policies, assumptions used in the evaluation of the modification of our Series A Preferred Stock and exchange for shares of Series A-1 Preferred Stock, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Other than the assumptions used in the evaluation of the modification of our Series A Preferred Stock and exchange for shares of Series A-1 Preferred Stock, management believes there have been no material changes during the nine months ended September 30, 2020 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
Net Product Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$587	$73	$514	704%
Percentage of total net product revenue	32%	47%
Hardware and consumables	$13	$15	$(2)	13%
Percentage of total net product revenue	0%	10%
Services	$1,258	$67	$1,191	1,778%
Percentage of total net product revenue	68%	43%
Total net product revenue	$1,858	$155	$1,703	1,099%

Software and royalty revenue increased approximately $514,000 during the three months ended September 30, 2020 as compared to the corresponding period in 2019. This increase is attributable to higher identification project related revenue of approximately $534,000 offset by lower sales of boxed identity management software sold through our distribution channel of approximately $10,000 and lower identification royalties of approximately $10,000.

Revenue from the sale of hardware and consumables decreased approximately $2,000 during the three months ended September 30, 2020 as compared to the corresponding period in 2019 due to a decrease in the timing of consumable purchases.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $1,191,000 during the three months ended September 30, 2020 as compared to the corresponding period of 2019 due to an increase in the service element of project related work completed during the three months ended September 30, 2020.

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

During the three months ended September 30, 2020, we have focused on strategically updating our products with the latest mobile and cloud technology prioritized by market opportunities. We relaunched GoVerify ID® in July 2020. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our GoVerify ID® solution. Additionally, we have focused on the integration of the suite of products that comprise out Identity Platform. Throughout the remainder of 2020 we plan to continue to enhance our Identity Platform products, including our EPI (our biometric smart access cards) and law enforcement offerings by leveraging cloud and mobile technologies to improve both functionality and value to the customer. Management believes that these initiatives will result in the expansion of our solutions into the both law enforcement and non-governmental sectors including commercial, consumer and healthcare applications further resulting in additional implementations of both our GoVerify ID® products and Identity Platform products.

	Three Months Ended September 30,
Maintenance Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$613	$630	$(17)	(3)%

Maintenance revenue was approximately $613,000 for the three months ended September 30, 2020, as compared to approximately $630,000 for the corresponding period in 2019. Identity management maintenance revenue generated from identification software solutions was approximately $290,000 for the three months ended September 30, 2020 as compared to approximately $302,000 during the comparable period in 2019. Law enforcement maintenance revenue was approximately $323,000 and $328,000 for the three months ended September 30, 2020 and 2019, respectively. The decrease of $12,000 and $5,000 in identification software and law enforcement software maintenance revenue for the three months ended September 30, 2020 as compared to the corresponding period of 2019 is reflective of the expiration of certain maintenance contracts combined with the timing of the commencement of maintenance services related to a certain customer.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Three Months Ended September 30,
Cost of Product Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$13	$11	$2	18%
Percentage of software and royalty product revenue	2%	15%
Hardware and consumables	$9	$12	$(3)	(25)%
Percentage of hardware and consumables product revenue	69%	80%
Services	$693	$18	$675	3,750%
Percentage of services product revenue	55%	27%
Total product cost of revenue	$715	$41	$674	1,644%
Percentage of total product revenue	38%	27%

The cost of software and royalty product revenue increased approximately $2,000 despite higher software and royalty revenue for the three months ended September 30, 2020 of approximately $514,000 due to a significant percentage of the revenue increase containing solutions with extremely minimal third-party software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of services revenue increased approximately $675,000 during the three months ended September 30, 2020 as compared to the corresponding period in 2019 due to higher service revenue of approximately $1,191,000. Cost of services revenue as a percentage of service revenue increased to 55% for the three months ended September 30, 2020 as compared to 27% for the correspond 2019 period. This increase reflects the one-time impact of additional service costs incurred in the completion of the service element for a particular customer. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Cost of Revenue	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Total maintenance cost of revenue	$123	$97	$26	27%
	20%	15%

 Cost of maintenance revenue increased approximately $26,000 during the three months ended September 30, 2020 as compared to the corresponding period in 2019 despite lower maintenance revenue of approximately $17,000. This increase is reflective of higher maintenance labor costs incurred during the three months ended September 30, 2020 as compared to the corresponding period in 2019 due primarily to the composition of engineering resources used in the provision of maintenance services.

Product Gross Profit	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Software and royalties	$574	$62	$512	826%
Percentage of software and royalty product revenue	98%	85%
Hardware and consumables	$4	$3	$1	33%
Percentage of hardware and consumables product revenue	31%	20%
Services	$565	$49	$516	1,053%
Percentage of services product revenue	45%	73%
Total product gross profit	$1,143	$114	$1,029	903%
Percentage of total product revenue	62%	74%

Software and royalty gross profit increased approximately $512,000 for the three months ended September 30, 2020 from the corresponding period in 2019 due primarily to higher software and royalty revenue of approximately $514,000 combined with lower software and royalty cost of revenue of $2,000 for the same period. This revenue increase with only a minimal increase in software and royalty cost of revenue reflects extremely low third-party software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Services gross profit increased approximately $516,000 for the three months ended September 30, 2020 as compared to the corresponding period in 2019 due to higher service revenue of approximately $1,191,000 combined with higher service cost of revenue of $675,000 for the three months ended September 30, 2020 as compared to the corresponding period in 2019. The decrease in services gross profit as a percentage of services revenue from 73% in the three months ended September 30, 2019 to 45% in the corresponding period of 2020 reflects the one-time impact of additional service costs incurred in the completion of the service element for a particular customer. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Gross Profit	Three Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Total maintenance gross profit	$490	$533	$(43)	(8)%
Percentage of total maintenance revenue	80%	85%

Gross profit related to maintenance revenue decreased 8% or approximately $43,000 for the three months ended September 30, 2020 as compared to the corresponding period in 2019. This decrease reflects lower maintenance revenue of approximately $17,000 combined with higher cost of maintenance revenue of approximately $26,000 due primarily to the composition of engineering resources used in the provision of maintenance services. The decrease in maintenance revenue results from the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts. Maintenance gross profit can change from period to period depending upon both the level and complexity of engineering service resources utilized in the provision of maintenance services.

	Three Months Ended September 30,
Operating Expense	2020	2019	$ Change	% Change
(dollars in thousands)

General and administrative	$953	$791	$162	20%
Percentage of total net revenue	39%	101%
Sales and marketing	$615	$985	$(370)	38%
Percentage of total net revenue	25%	125%
Research and development	$1,117	$1,898	$(781)	(41)%
Percentage of total net revenue	45%	242%
Depreciation and amortization	$18	$17	$1	6%
Percentage of total net revenue	1%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $162,000 during the three months ended September 30, 2020 as compared to the corresponding period in 2019 is comprised of the following major components:

●
Increase in personnel related expense of approximately $11,000.

●
Increase in professional services of approximately $144,000, which includes higher legal fees of approximately $84,000 for various general corporate matters, higher patent related expense of approximately $73,000 resulting primarily from professional and legal fees related to the Company’s patent monetization efforts, higher audit related fees of $11,000, higher contract services of approximately $11,000 and higher contractor fees of $5,000 offset by lower investor relations fees of approximately $27,000 and lower general corporate expenses of approximately $13,000

●
Increase in insurances, licenses, dues and other costs of approximately $8,000;

●
Increase in rent and office related costs of approximately $5,000; and

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

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $370,000 during the three months ended September 30, 2020 as compared to the corresponding period in 2019 is primarily comprised of the following major components:

●
Decrease in personnel related expense of approximately $136,000, driven primarily by the effect of headcount decreases;

●
Decrease in contractor and contract services of approximately $177,000 resulting from decreased utilization of certain sales consultants of approximately $64,000, lower contract service expense of approximately $97,000 and lower marketing dues and subscription expense of approximately $16,000;

●
Decrease in travel, trade show expense and office related expense of approximately $69,000;

●
Decrease in stock-based compensation expense of approximately $19,000; and

●
Increase in our Mexico sales office expense and other of approximately $31,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $781,000 for the three months ended September 30, 2020 as compared to the corresponding period in 2019 due primarily to the following major components:

●
Decrease in personnel related expense of approximately $468,000 driven primarily by the effect of headcount decreases;

●
Decrease in contractor fees and contract services of approximately $259,000 resulting from the cancellation of certain engineering contractors;

●
Decrease in stock based-compensation expense of approximately $12,000; and

●
Decrease in office related expense, engineering tools, supplies and travel of approximately $42,000.

Depreciation and Amortization

During the three months ended September 30, 2020 and 2019, depreciation and amortization expense was approximately $18,000 and $17,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

 Interest Expense (Income), Net

For the three months ended September 30, 2020, we recognized interest expense of approximately $56,000 and interest income of approximately $0. For the three months ended September 30, 2019, we recognized interest expense of $0 and interest income of approximately $27,000. Interest expense for the three months ended September 30, 2020 reflects interest expense on related party notes payable and notes payable to bank.

Change in Fair Value of Derivative Liabilities

For the three months ended September 30, 2020, we recognized approximately $535,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended September 30, 2020. This decrease in derivative liabilities results primarily from the fair value methodologies including the high likelihood of the consummation of the Series D financing and conversion of the Series C host instrument containing the embedded derivatives. For the three months ended September 30, 2019, we recognized a decrease of approximately $388,000 from the increase of derivative liabilities measured using fair value methodologies.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
Net Product Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$780	$306	$474	155%
Percentage of total net product revenue	36%	52%
Hardware and consumables	$75	$53	$22	42%
Percentage of total net product revenue	4%	9%
Services	$1,274	$233	$1,041	447%
Percentage of total net product revenue	60%	39%
Total net product revenue	$2,129	$592	$1,537	260%

Software and royalty revenue increased 155% or approximately $474,000 during the nine months ended September 30, 2020 as compared to the corresponding period in 2019. This increase is attributable to higher identification project related revenue of approximately $500,000, offset by lower law enforcement project related revenue of approximately $9,000 and lower sales of boxed identity management software sold through our distribution channel of approximately $17,000. The increase in identification project related revenue is reflective of the expansion of the Company’s identity management software base combined with the sale of additional software licenses into existing identification projects caused by increased end-user utilization during the nine months ended September 30, 2020 as compared to the corresponding period in 2019. The decrease in our law enforcement project revenue resulted from a decrease in the timing of procurement by our law enforcement customers. The decrease in boxed identity management software sold through our distribution channel reflects slightly lower procurement from both domestic and international customers.

Revenue from the sale of hardware and consumables increased approximately $22,000 during the nine months ended September 30, 2020 as compared to the corresponding period in 2019 due to a decrease in project related solutions containing hardware and higher consumable sales primarily to law enforcement customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $1,041,000 during the nine months ended September 30, 2020 as compared to the corresponding period of 2019 due to an increase in the service element of project related work completed during the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, we have focused on strategically updating our products with the latest mobile and cloud technology prioritized by market opportunities. We relaunched GoVerify ID® in July 2020. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our GoVerify ID® solution. Additionally, we have focused on the integration of the suite of products that comprise out Identity Platform. Throughout the remainder of 2020 we plan to continue to enhance our Identity Platform products, including our EPI (our biometric smart access cards) and law enforcement offerings by leveraging cloud and mobile technologies to improve both functionality and value to the customer. Management believes that these initiatives will result in the expansion of our solutions into the both law enforcement and non-governmental sectors including commercial, consumer and healthcare applications further resulting in additional implementations of both our GoVerify ID® products and Identity Platform products.

	Nine Months Ended September 30,
Maintenance Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$1,870	$1,935	$(65)	(3)%

Maintenance revenue was approximately $1,870,000 for the nine months ended September 30, 2020, as compared to approximately $1,935,000 for the corresponding period in 2019. Identity management maintenance revenue generated from identification software solutions was approximately $898,000 for the nine months ended September 30, 2020 as compared to approximately $958,000 during the comparable period in 2019. Law enforcement maintenance revenue was approximately $972,000 and $977,000 for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $60,000 in identification software maintenance revenue for the nine months ended September 30, 2020 as compared to the corresponding period of 2019 is reflective of the expiration of certain maintenance contracts combined with the timing of the commencement of maintenance services related to a certain customer.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Nine Months Ended September 30,
Cost of Product Revenue	2020	2019	$ Change	% Change
(dollars in thousands)

Software and royalties	$40	$27	$13	48%
Percentage of software and royalty product revenue	5%	9%
Hardware and consumables	$46	$35	$11	31%
Percentage of hardware and consumables product revenue	61%	66%
Services	$695	$96	$599	624%
Percentage of services product revenue	55%	41%
Total product cost of revenue	$781	$158	$623	394%
Percentage of total product revenue	37%	27%

The cost of software and royalty product revenue increased approximately $13,000 despite higher software and royalty revenue for the three months ended September 30, 2020 of approximately $474,000 due to a significant percentage of the revenue increase containing solutions with extremely minimal third-party software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of hardware and consumable product revenue increased approximately $11,000 for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 due primarily to higher hardware and consumable product revenue of approximately $22,000 during the 2020 period.

The cost of services revenue increased approximately $599,000 during the nine months ended September 30, 2020 as compared to the corresponding period in 2019 due to higher service revenue of approximately $1,041,000. Cost of services revenue as a percentage of service revenue increased to 55% for the nine months ended September 30, 2020 as compared to 41% for the correspond 2019 period. This increase reflects the one-time impact of additional service costs incurred in the completion of the service element for a particular customer. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Cost of Revenue	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Total maintenance cost of revenue	$328	$323	$5	2%
Percentage of total maintenance revenue	18%	17%

 Cost of maintenance revenue increased approximately $5,000 during the nine months ended September 30, 2020 as compared to the corresponding period in 2019. This increase is due primarily to the composition of engineering resources used in the provision of maintenance services.

	Nine Months Ended September 30,
Product Gross Profit	2020	2019	$ Change	% Change
(dollars in thousands)
Software and royalties	$740	$279	$461	165%
Percentage of software and royalty product revenue	95%	91%
Hardware and consumables	$29	$18	$11	61%
Percentage of hardware and consumables product revenue	39%	34%
Services	$579	$137	$442	323%
Percentage of services product revenue	45%	59%
Total product gross profit	$1,348	$434	$914	211%
Percentage of total product revenue	63%	73%

Software and royalty gross profit increased approximately $461,000 for the nine months ended September 30, 2020 from the corresponding period in 2019 due primarily to higher software and royalty revenue of approximately $474,000 combined with higher software and royalty cost of revenue of $13,000 for the same period. This revenue increase with only a minimal increase in software and royalty cost of revenue reflects extremely low third-party software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumable gross profit increased approximately $11,000 for the nine months ended September 30, 2020 from the corresponding period in 2019 due primarily to higher hardware and consumable revenue of approximately $22,000 combined with higher cost of hardware and consumable revenue of approximately $11,000. These increases result from an increase in project related solutions containing hardware and consumable components.

Services gross profit increased approximately $442,000 for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 due to higher service revenue of approximately $1,041,000 for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 combined with higher costs of service revenue of approximately $599,000 for the nine months ended September 30, 2020 as compared to the corresponding period in 2019. The decrease in services gross profit as a percentage of services revenue from 59% in the nine months ended September 30, 2019 to 45% in the corresponding period of 2020 reflects the one-time impact of additional service costs incurred in the completion of the service element for a particular customer. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Gross Profit	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change

Total maintenance gross profit	$1,542	$1,612	$(70)	(4)%
Percentage of total maintenance revenue	82%	83%

Gross profit related to maintenance revenue decreased 4% or approximately $70,000 for the nine months ended September 30, 2020 as compared to the corresponding period in 2019. This decrease reflects lower maintenance revenue of approximately $65,000 combined with higher cost of maintenance revenue of approximately $5,000 due primarily to the composition of engineering resources used in the provision of maintenance services. The decrease in maintenance revenue results from the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts. Maintenance gross profit can change from period to period depending upon both the level and complexity of engineering resources utilized in the provision of the maintenance services.

	Nine Months Ended September 30,
Operating Expense	2020	2019	$ Change	% Change
(dollars in thousands)

General and administrative	$2,875	$2,793	$82	3%
Percentage of total net revenue	72%	111%
Sales and marketing	$2,239	$2,924	$(685)	(23)%
Percentage of total net revenue	56%	116%
Research and development	$4,503	$5,511	$(1,008)	(18)%
Percentage of total net revenue	113%	218%
Depreciation and amortization	$54	$53	$1	2%
Percentage of total net revenue	1%	2%

General and Administrative Expense

              General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $82,000 during the nine months ended September 30, 2020 as compared to the corresponding period in 2019 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $16,000 due to reductions in headcount;

●
Increases in professional services of approximately $77,000 which includes higher auditing fees of approximately $10,000, higher legal fees of approximately $134,000, higher patent-related fees of approximately $124,000 resulting from the Company’s efforts to monetize certain patents, and higher general corporate expense of $16,000 offset by reductions in Board of Director fees of approximately $82,000, lower investor relations fees of approximately $83,000 and lower contract services of approximately $42,000;

●
Decrease in travel, insurances, licenses, dues, rent, office related costs and other of approximately $5,000;

●
Increase in financing expense of approximately $66,000; and

●
Decrease in stock-based compensation expense related to options and warrants of approximately $40,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $685,000 during the nine months ended September 30, 2020 as compared to the corresponding period in 2019 is primarily comprised of the following major components:

●
Decrease in personnel related expense of approximately $203,000 driven primarily by headcount reductions;

●
Decrease in contractor and contract services of approximately $229,000 resulting from increased utilization of certain sales consultants of approximately $31,000, lower contract service expense of approximately $105,000 offset by lower marketing dues and subscription expense of approximately $93,000;

●
Decrease in travel, trade show expense and office related expense of approximately $188,000;

●
Decrease in stock-based compensation expense of approximately $60,000 ; and

●
Decrease in our Mexico sales office expense and other of approximately $5,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $1,008,000 for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 due primarily to the following major components:

●
Decrease in personnel related expense of approximately $535,000 due to headcount reductions;

●
Decrease in contractor fees and contract services of approximately $398,000;

●
Decrease in stock based-compensation expense of approximately $44,000 ; and

●
Decrease in rent, office related expense and engineering tools and supplies of approximately $31,000.

Depreciation and Amortization

During the nine months ended September 30, 2020 and 2019, depreciation and amortization expense was approximately $54,000 and $53,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest Expense, Net

For the nine months ended September 30, 2020, we recognized interest expense of approximately $131,000 and interest income of approximately $1,000. For the nine months ended September 30, 2019, we recognized interest expense of approximately $0 and interest income of approximately $80,000. Interest expense for the nine months ended September 30, 2020 reflects interest expense on related party notes payable and notes payable to bank.

Change in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2020, we recognized approximately $369,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for nine months ended September 30, 2020. This decrease in derivative liabilities results primarily from the fair value methodologies including the high likelihood of the consummation of the Series D financing and conversion of the Series C host instrument containing the embedded derivatives. For the nine months ended September 30, 2019, we recognized approximately $445,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Going Concern

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of our common stock, par value $0.01 per share (“Common Stock”) and preferred stock, par value $0.01 per share (“Preferred Stock”) and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital and capital expenditure requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations. Historically the Company has not been able to generate sufficient net revenue to achieve and sustain positive cash flows from operations and management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

Related Party Financings

Factoring Agreement

On February 12, 2020, the Company entered into a factoring agreement (the "Factoring Agreement") with a member of the Company’s Board of Directors (the "Factoring Lender"). Under the Factoring Agreement, the Company received $350,000 in proceeds (the "Factoring Principal") in the form of a loan, bearing interest at a rate of 1% for every seven days until the Factoring Principal and accrued interest are paid in full, with a maturity date of March 4, 2020. Pursuant to the Factoring Agreement, repayment of the Factoring Principal and accrued interest was secured by certain of the Company’s trade accounts receivable approximating $500,000 (the "Factoring Collateral"). As of September 30, 2020, despite collection of the Company’s trade accounts receivable, the Factoring Principal had not been repaid. During the three and nine months ended September 30, 2020, the Company recorded approximately $46,000 and $116,000, respectively in interest expense related to the Factoring Agreement. In May 2020, the Company repaid $35,000 in accrued interest to the Factoring Lender. Accrued unpaid interest at September 30, 2020 approximated $81,000 and is included in the Company’s condensed consolidated September 30, 2020 balance sheet under the caption “Accrued expense”. As a condition to the consummation of the Company's offer and sale (the "Closing") of shares of its Series D Convertible Preferred Stock, par value $0.01 ("Series D Preferred") (the "Series D Financing"), the Factoring Lender agreed to settle the entire Factoring Principal plus accrued interest and release the Company from liabilities due under the Factoring Agreement in exchange for a one-time payment of $360,000 to be made upon the Closing, and out of the proceeds, of the Series D Financing. Such payment was made by the Company on November 16, 2020. The Series D Financing is described in Note 12, Subsequent Events.

Convertible Promissory Notes

During the nine months ended September 30, 2020, the Company received advances from a second member of the Board of Directors (the "Board Lender") in the aggregate amount of $450,000. On June 29, 2020, the Company executed a promissory note (the "Board Note") in the favor of the Board Lender in the principal amount of $450,000 (the "Board Note Principal"), pursuant to which the Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company's Common Stock at $0.16 per share of Common Stock at the election of the Board Lender. The Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million. As a condition to the Series D Financing, the Board Lender agreed to purchase the number of shares of Series D Preferred equal to one-half (50%) of the Board Note Principal and interest accrued thereon at the Closing of the Series D Financing, with the remaining one-half of the Board Note Principal and interest accrued thereon to be paid to the Board Lender out of the proceeds of the Series D Financing.

During the nine months ended September 30, 2020, the Company received advances from a third member of the Board of Directors (the "Second Board Lender", and collectively with the First Board Lender, the "Board Lenders") in the aggregate amount of $100,000. On June 29, 2020, the Company executed a promissory note (the "Second Board Note", and collectively with the Board Note, the "Board Notes") in the principal amounts of $100,000 (the "Second Board Note Principal"), pursuant to which the Second Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company’s Common Stock at $0.16 per share of Common Stock at the election of the Second Board Lender. The Second Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million.  As a condition to the Series D Financing, the Second Board Lender agreed to purchase the number of shares of Series D Preferred equal to the Second Board Note Principal and accrued interest thereon, such purchase of shares of Series D Preferred, and release of the Company from its liability under the Second Board Note, to occur upon the Closing of the Series D Financing.

During the three and nine months ended September 30, 2020, the Company recorded approximately $7,000 and $13,000, respectively, in interest expense related to the Board Notes. Accrued unpaid interest at September 30, 2020 approximated $13,000 and is included in the Company’s condensed consolidated balance sheet under the caption “Accrued expense”.

2020 Common Stock Financings

Triton Funds LP

On February 20, 2020, the Company entered into a securities purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP, a Delaware limited partnership ("Triton"). The Triton Purchase Agreement provides the Company the right to sell to Triton, and Triton is obligated to purchase, up to $2.0 million worth of shares of Common Stock under the Triton Purchase Agreement (the "Triton Offering”). Pursuant to the terms and conditions set forth in the Triton Purchase Agreement, the purchase price of the Common Stock will be based on the number of shares of Common Stock equal to the amount in U.S. Dollars that the Company intends to sell to Triton to be set forth in each written notice sent to Triton by the Company (the "Triton Purchase Notice") and delivered to Triton (the "Triton Purchase Notice Amount"), divided by the lowest daily volume weighted average price of the Company's Common Stock listed on the OTC Markets during the five business days prior to closing (the "Triton Shares"). The closing of the purchase of the Triton Shares as set forth in the Triton Purchase Notice will occur no later than three business days following receipt of the Triton Shares by Triton.

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

Lincoln Park Capital Fund, LLC

On April 28, 2020, the Company entered into a purchase agreement, and as amended on June 11, 2020 (the “Lincoln Purchase Agreement”), and a registration rights agreement (the “Lincoln Registration Rights Agreement”) with Lincoln Park Capital fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our Common Stock.

Under the terms and subject to the conditions of the Lincoln Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation, as amended from time to time (the "Certificate of Incorporation") to increase the number of shares of the Company’s capital stock to 350 million shares, obtained from our shareholders effective June 9, 2020, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 of shares of Common Stock. On April 28, 2020, we sold 1,000,000 shares of Common Stock to Lincoln Park under the Lincoln Purchase Agreement for an aggregate purchase price of $100,000 (the “Initial Purchase Shares"). On June 11, 2020, we sold an additional 1,500,000 shares of Common Stock to Lincoln Park under the Lincoln Purchase Agreement for an aggregate purchase price of $150,000 (the “Commencement Purchase Shares”). Future sales of Common Stock under the Lincoln Purchase Agreement, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on July 8, 2020, and the other conditions set forth in the Purchase Agreement are satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).

After the Commencement Date, on any business day over the term of the Lincoln Purchase Agreement, the Company has the right, in its sole discretion, to direct Lincoln Park to purchase up to 125,000 shares of its Common Stock on such business day (the “Regular Purchase”), subject to increases under certain circumstances as provided in the Lincoln Purchase Agreement. The purchase price per share of Common Stock for each such Regular Purchase will be based on prevailing market prices of the Company’s Common Stock immediately preceding the time of sale as computed under the Lincoln Purchase Agreement. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. In addition to Regular Purchases, provided that the Company presents Lincoln Park with a Triton Purchase Notice for the full amount allowed for a Regular Purchase, the Company may also direct Lincoln Park to make accelerated purchases and additional accelerated purchases as described in the Lincoln Purchase Agreement.

Pursuant to the terms of the Lincoln Purchase Agreement, in no event may the Company issue or sell to Lincoln Park shares of Common Stock under the Lincoln Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by Lincoln Park and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock (the “Beneficial Ownership Limitation”).

The Lincoln Purchase Agreement and the Lincoln Registration Rights Agreement contain customary representations, warranties, agreements and conditions and indemnification obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. The Company issued to Lincoln Park 2,500,000 shares of Common Stock in consideration for entering into the Lincoln Purchase Agreement. Pursuant to this issuance, $400,000 was recorded by the Company as a deferred stock issuance cost. Such amount is recorded in the Company’s condensed consolidated balance sheet under the caption “Other assets”. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Lincoln Purchase Agreement. During the three and nine months ended September 30, 2020, the Company recognized approximately $26,000 and $36,000, respectively, as a charge against paid in capital relating to securities sold under the Lincoln Purchase Agreement.

During the three months ended September 30, 2020, the Company sold an aggregate 3,200,000 shares of Common Stock to Lincoln Park under the terms of the Lincoln Purchase Agreement resulting in cash proceeds to the Company of approximately $669,000.

Due to the terms of the Lincoln Purchase Agreement as described above, management is not currently expecting the related proceeds from the Lincoln Purchase Agreement to be sufficient to sustain operations for an extended period of time.

CARES Act Financing

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000, from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate. While no determination has been made at the time of the filing of this Quarterly Report, the Series D Financing may affect the Company's ability to have the PPP Loan forgiven under the PPP. The Company has recorded the entire amount of the PPP Loan as debt. Under the terms of the PPP Loan, monthly payments of principal and interest were due to commence November 1, 2020, however the SBA is deferring loan payments for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. The Company plans to file for loan forgiveness and t the time of the filing of this Quarterly Report, no amounts have been repaid. At September 30, 2020, the Company has recorded the current portion of the PPP Loan of approximately $718,000 as a current liability under the caption “Notes payable, current portion” in its condensed consolidated balance sheet. The remaining portion of approximately $853,000 is recorded as a long-term liability under the caption “Note payable, net of current portion” in its condensed consolidated September 30, 2020 balance sheet.

Creation of Series A-1 Convertible Redeemable Preferred Stock

On July 14, 2020, the Company filed the Certificate of Designations, Preferences, and Rights of Series A-1 Convertible Redeemable Preferred Stock (“Series A-1 Certificate”) with the Secretary of State for the State of Delaware – Division of Corporations, designating 31,021 shares of the Company’s preferred stock, par value $0.01 per share ("Preferred Stock") as Series A-1 Convertible Preferred Stock, par value $0.01 ("Series A-1 Preferred"). Shares of Series A-1 Preferred accrue cumulative dividends and are payable quarterly beginning March 31, 2021 at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of Common Stock. Each share of Series A-1 Preferred is convertible into that number of shares of the Company’s Common Stock equal to that number of shares of Series A-1 Preferred being converted multiplied by $1,000, divided by $0.65, or the conversion price as defined in the Series A-1 Certificate of Designation in effect as of the date the holder delivers to the Company their notice of election to convert. In addition to the aforementioned holder conversion option, if the volume weighted average closing price (“VWAP”) of the Company’s Common Stock is at least $1.00 per share for 20 consecutive trading days, then the Company has the right to convert one-half of the issued and outstanding shares of Series A-1 Preferred into Common Stock. In the event of a Change of Control, the Company will have the option to redeem all issued and outstanding shares of Series A-1Preferred for 115% of the Liquidation Preference per share.

On September 28, 2020, the Company's holders of Common Stock and Preferred Stock voted to further revise the Series A-1 Certificate, as more specifically set forth below in this Note 1 to Item 1, Part 1, entitled "September 28, 2020 Action by Written Consent of Stockholders."

Series A Restructuring

During July 2020, the Company entered into an Exchange Agreement, Consent and Waiver (“Series A Exchange Agreement”) with certain holders (the "Series A Holders") of its Series A Convertible Preferred Stock, par value $0.01 ("Series A Preferred"), pursuant to which such Series A Holders agreed to exchange one-half of the Series A Preferred beneficially owned by such Series A Holders for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,849,000 in dividends payable to the Series A Holders and payable for the quarters ended March 31, 2020 and June 30, 2020 (the “Series A Restructuring”). Shares of the Series A-1 Preferred issued to the Series A Holders pursuant to the Series A Exchange Agreement are convertible into shares of Common Stock at $0.65 per share of Common Stock, and automatically convert into Common Stock when the volume weighted average closing price (VWAP) of the Company’s Common Stock for the preceding twenty trading days is at least $1.00.

During the three months ended September 30, 2020, certain Holders of Series A-1 Preferred converted 350 shares of Series A-1 Preferred into 538,452 shares of the Company’s Common Stock.

On September 28, 2020, the Company's holders of Common Stock and Preferred Stock voted to revise the Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (the "Series A Certificate") and the Series A-1 Certificate, as more specifically set forth below in the following paragraph.

September 28, 2020 Action by Written Consent of the Shareholders; Amendment to Certificate of Incorporation

On September 28, 2020, the Company received executed written consents from holders of our Common Stock and Preferred Stock representing 104,228,110 voting shares on an as-converted basis, or approximately 54.3% of our outstanding voting class on an as-converted basis, approving the following actions:

(i) amending and restating the Series A Certificate and the Series A-1 Certificate to, without limitation, provide for (i) the voluntary conversion of all outstanding shares of the Company's Series A Preferred and Series A-1 Preferred into shares of the Company’s Common Stock at a reduced conversion price of $0.20 per share of Common Stock, and (ii) the automatic conversion of all issued and outstanding shares of Series A Preferred and Series A-1 Preferred into shares of Common Stock at a rate of 10% per month, beginning on November 1, 2020, and ending on August 1, 2021, at the reduced conversion price of $0.20 per share of Common Stock;

(ii) amending and restating the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock (the "Series C Certificate") to, without limitation, provide for a drag-along right whereby upon the voluntary exchange of such Series C Convertible Preferred Stock, par value $0.01 per share ("Series C Preferred") into shares of the Company’s Series D Preferred, by a majority of the holders of the Company's Series C Preferred, the remaining issued and outstanding shares of Series C Preferred would automatically be exchanged for Series D Preferred on the same terms as the majority holders so electing to exchange their shares of Series C Preferred;

(iii) increasing the number of authorized shares of the Company’s Common Stock from 345,000,000 shares to 1,000,000,000 shares (the “Capital Increase”);

(iv) amending and restating the Company’s Certificate of Incorporation, in its entirety to give effect to the Capital Increase, among other amendments (the “Amended Charter”); and

(v) authorizing our Board of Directors, in its sole and absolute discretion, without further action of the shareholders, to amend the Amended Charter to implement a reverse stock split of our issued and outstanding shares of Common Stock at a specific ratio, ranging from one-for-thirty (1:30) to one-for-one hundred (1:100), within one year from September 28, 2020 (the “Reverse Split”).

These aforementioned actions did not become effective until 20 calendar days after an Information Statement was delivered to our shareholders. Such Information Statement was delivered on October 13, 2020.

Furthermore, the following actions were approved by the affirmative vote of the holders of the requisite number of shares of the below-referenced series of the Company's Preferred Stock, consisting of Series A Preferred, Series A-1 Preferred, and Series C Preferred, with each series voting as a separate class pursuant to its respective governing documentation:

(i) for the Series A Preferred, (a) amending and restating the Series A Certificate (the "Amended and Restated Series A Certificate"), and (b) waiving the protective provisions set forth in Section 9(a) and Section 9(c) of the Series A Certificate, thereby consenting to (i) the creation of a series of Preferred Stock ranking senior to the Series A Preferred, and (ii) the Company incurring additional indebtedness in the form of a bridge loan from certain accredited investors participating in the offering and sale of the Company’s Series D Preferred, in a principal amount not to exceed $3.0 million (the “Permitted Loan”), which Permitted Loan shall be exchanged for shares of Series D Preferred upon filing of the Certificate of Designations, Preferences and Rights of the Series D Preferred (the “Series D Certificate”);

(ii) for the Series A-1 Preferred, (a) amending and restating the Series A-1 Certificate (the “Amended and Restated Series A-1 Certificate”), and (b) waiving the protective provisions set forth in Section 9(a) and Section 9(c) of the Series A-1 Certificate, thereby consenting to (i) the creation of a series of Preferred Stock ranking senior to the Series A-1 Preferred, and (ii) the Company incurring additional indebtedness by way of the Permitted Loan, which the Permitted Loan shall be exchanged for shares of Series D Preferred upon the filing of the Series D Certificate; and

(iii) for the Series C Preferred, (a) amending and restating Series C Certificate (the "Amended and Restated Series C Certificate"), and (b) waiving the protective provisions set forth in Section 9(a) and Section 9(f) of the Series C Certificate, thereby consenting to (i) the creation of a series of Preferred Stock ranking senior to the Series C Preferred, and (ii) the Company incurring additional indebtedness by way of the Permitted Loan, which the Permitted Loan shall be exchanged into shares of Series D Preferred upon the filing of the Series D Certificate.

Series D Preferred Stock Financing

On September 28, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) whereby the Company agreed to sell shares of the Company's Series D Preferred, for a purchase price of $1,000 per share, to certain accredited investors (collectively, the “Investors”). The Purchase Agreement provides for the issuance of shares of Series D Preferred at Closing resulting in gross proceeds to the Company of approximately $11.56 million. The obligation of the Investors to purchase the Series D Preferred was conditioned on, among other terms and conditions set forth in the Purchase Agreement, (A) the filing with the Delaware Secretary of State of (i) the Amended Charter (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report); (ii) Amended and Restated Series A Certificate (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report), Amended and Restated Series A-1 Certificate (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report), and Amended and Restated Series C Certificate (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report) (together, the “New Organizational Documents”); and (iii) the Series D Certificate (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report); and (B) the distribution to the Company’s shareholders of an Information Statement relating to the written consent of shareholders approving the New Organizational Documents, for which the preliminary Information Statement was filed with the SEC for review thereby on September 30, 2020.

Concurrently with the execution of the Purchase Agreement, the Company and the Investors executed (i) a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the SEC within thirty days of Closing to register the shares of Common Stock issuable upon conversion of the Series D Preferred; (ii) a Series C Exchange Agreement (the "Exchange Agreement"), pursuant to which the Company and certain holders of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (“Series C Preferred”) agreed to exchange their Series C Preferred, with a liquidation preference of approximately $10.0 million, for Series D Preferred at Closing; and (iii) a Term Loan and Security Agreement (“Loan Agreement”), pursuant to which each Investor signatory thereto agreed to make a term loan to the Company, secured by all assets of the Company, in an amount equal to 20% of such Investor’s purchase commitment as set forth in the Purchase Agreement (“Bridge Loan”), which Bridge Loan, plus accrued interest, will roll into, and be used to purchase, Series D Preferred at Closing. In anticipation of entering into the Purchase Agreement and the Series D Financing, on September 23, 2020, the Company entered into an Escrow Agreement with CitiBank, N.A., pursuant to which the Investor signatories to the Loan Agreement would deposit their pro-rata portion of the Bridge Loan into escrow, which amount was later released to the Company on September 29, 2020 (the “Bridge Loan Closing”).

Under the terms of the Purchase Agreement, at the Closing of the Series D Financing, the holders of Series D Preferred will own approximately 50% of the voting securities of the Company on an as-converted basis, with the holders of the Common Stock and remaining classes of Preferred Stock, including Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred”), Series A-1 Convertible Preferred Stock, par value $0.01 per share (“Series A-1 Preferred”), Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Preferred”) and Series C Preferred, owning the remaining approximate 50% on an as-converted basis. Additionally, all current members of the Company’s Board of Directors will resign at Closing, with the exception of Kristin Taylor, the Company’s Chief Executive Officer, and the new members of the Board of Directors shall be appointed as follows: (i) the holders of Series D Preferred will appoint two directors (the “Series D Directors”); and (ii) Kristin Taylor and the two Series D Directors will appoint two additional, independent directors.

Upon Closing of the Series D Financing, or shortly thereafter, the Company will: (i) sell and issue 11,560 shares of its Series D Preferred, for a purchase price of $1,000 per share, to the Investors, for aggregate gross proceeds to the Company at Closing of $11.56 million less placement fees and expenses; (ii) convert all 1,000 shares of Series C Preferred into 10,000 shares of Series D Preferred pursuant to the Exchange Agreement and Amended Series C Certificate, and (iii) exchange approximately $661,000 of Company liabilities for 661.3 shares of Series D Preferred.

The Purchase Agreement contains covenants, requiring the Company to, among other things, file an application to list its Common Stock on the NASDAQ Global Select Market, the NASDAQ Global Market or the NASDAQ Capital Market on or before December 31, 2020. The Series D Purchase agreement did not become effective until 20 calendar days after an Information Statement was delivered to our shareholders. Such Information Statement was delivered on October 13, 2020.

The Purchase Agreement, Registration Rights Agreement, Series C Exchange Agreement, Escrow Agreement, and Loan Agreement contain customary representations, warranties, agreements and conditions to Closing, as well as indemnification rights and other obligations of the parties.

 Bridge Loan

Upon consummation of the Bridge Loan Closing on September 28, 2020, approximately $2.2 million was released to the Company from escrow pursuant to the Escrow Agreement. The Bridge Loan bears interest at a fixed rate of 12% and is due and payable in arrears on the earlier of the Loan Conversion Date, as such term is defined in the Loan Agreement, or six months after the disbursement of the Bridge Loan. All amounts due and payable pursuant to the Bridge Loan are automatically convertible, without further action by the Investors, into shares of Series D Preferred at Closing at a purchase price of $1,000 for each share of Series D Preferred. The repayment of all amounts due under the terms of the Loan Agreement are secured by all assets of the Company. Such amounts are included in the Company’s Condensed Consolidated September 30, 2020 balance sheet under the caption “Notes payable, current portion”.

The Company expects to use the proceeds from the Bridge Loan for working capital requirements and general corporate purposes. See Note 12, Subsequent Events, for more information regarding the conversion of the Bridge Loan into Series D Preferred.

 Going Concern

At September 30, 2020, we had negative working capital of approximately $4,620,000. Our principal sources of liquidity at September 30, 2020 consisted of approximately $2,906,000 of cash and cash equivalents.

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

Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash may be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At November 18, 2020, cash on hand approximated $9,572,000 which includes the proceeds from the Series D Financing. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has instituted several cost cutting measures and has utilized cash proceeds available under the Lincoln Park facility and consummated the Series D Preferred Stock financing to satisfy the Company’s working capital requirements.

 However, in view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, operate at a profit or generate positive cash flows in the future. Therefore, management’s plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

We used net cash of $4,979,000 in operating activities for the nine months ended September 30, 2020 as compared to net cash used of $8,007,000 during the comparable period in 2019. During the nine months ended September 30, 2020, net cash used in operating activities consisted of net loss of $6,652,000 and a decrease in working capital and other assets and liabilities of $1,450,000. Those amounts are in addition to approximately $223,000 of non-cash costs, including $449,000 in stock-based compensation, $54,000 in depreciation and amortization and $89,000 from the application of rent deposits offset by $369,000 in the change in fair value of derivative liabilities. During the nine months ended September 30, 2020, we generated cash of $813,000 from decreases in current assets offset by $13,000 from increases in our operating leases right-of-use assets and generated cash of $650,000 through increases in current liabilities and deferred revenue.

During the nine months ended September 30, 2019, net cash used in operating activities consisted of net loss of $8,825,000 and a decrease in working capital and other assets and liabilities of $686,000. Those amounts were offset by approximately $132,000 of non-cash costs, including $524,000 in stock-based compensation, $53,000 in depreciation and amortization offset by $445,000 in the change in fair value of derivative liabilities. During the nine months ended September 30, 2019, we generated cash of $5,000 from decreases in current assets and generated cash of $681,000 through increases in current liabilities and deferred revenue.

 Investing Activities

There was no net cash used or generated from investing activities during the nine months ended September 30, 2020. Net cash used in investing activities was $19,000 for the nine months ended September 30, 2019. For the nine months ended September 30, 2019, we used cash of $19,000 to fund capital expenditures of software.

Financing Activities

Cash generated from financing activities was approximately $6,929,000 for the nine months ended September 30, 2020 as compared to approximately $6,661,000 for the comparable period in 2019. During the nine months ended September 30, 2020, we generated cash of approximately $2,360,000 from the sale of 15,700,000 shares of Common Stock before recognition of approximately $64,000 in direct stock issuance costs. We generated cash of $900,000 from the issuance of related party notes payable and generated cash of $1,571,000 from the issuance of notes payable under the Paycheck Protection Program. We also generated cash of $2,187,000 from the issuance of notes payable pursuant to the Bridge Loan Financing portion of the Series D Financing. During the nine months ended September 30, 2020, we used cash of approximately $25,000 for the payment of dividends on our Series B Preferred Stock.

Cash generated from financing activities was approximately $6,661,000 for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we generated approximately $167,000 from the exercise of 351,334 stock options resulting in the issuance of 351,334 shares of our Common Stock, generated cash of $6,520,000 from the sale of 5,954,545 shares of Common Stock and used cash of approximately $26,000 for the payment of dividends on our Series B Preferred Stock.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on May 15, 2020, in addition to the other information contained in this Report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. As a result, you could lose some or all of your investment in our Common Stock. These risks and uncertainties are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Our Amended Charter designate courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the federal district courts for the United States of America for claims brought under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Amended and Restated Certificate of Incorporation (the “Amended Charter”) require that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●
any derivative action or proceeding brought on behalf of the Company;

●
any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or the Company’s stockholders;

●
any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law or the Company’s Amended Charter, or the Amended and Restated Bylaws; or

●
any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine.

Furthermore, the Amended Charter sets forth that the federal district courts of the United States of America are the exclusive forum for the resolution of any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”).

Because the applicability of the exclusive forum provision is limited to the extent permitted by law, we believe that the exclusive forum provision would not apply to suits brought to enforce any duty or liability created by the Securities Exchange Act of 1934, as amended (“Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law and federal law under the Securities Act in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) whereby the Company agreed to sell shares of the Company's Series D Preferred, for a purchase price of $1,000 per share, to certain accredited investors (collectively, the “Investors”). The Purchase Agreement provides for the issuance of shares of Series D Preferred at Closing resulting in gross proceeds to the Company of approximately $11.56 million. The obligation of the Investors to purchase the Series D Preferred was conditioned on, among other terms and conditions set forth in the Purchase Agreement, (A) the filing with the Delaware Secretary of State of (i) the Amended Charter (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report); (ii) Amended and Restated Series A Certificate (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report), Amended and Restated Series A-1 Certificate (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report), and Amended and Restated Series C Certificate (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report) (together, the “New Organizational Documents”); and (iii) the Series D Certificate (as defined in Note 1 of Item 1, Part 1 of this Quarterly Report); and (B) the distribution to the Company’s shareholders of an Information Statement relating to the written consent of shareholders approving the New Organizational Documents, for which the preliminary Information Statement was filed with the SEC for review thereby on September 30, 2020.

Concurrently with the execution of the Purchase Agreement, the Company and the Investors executed (i) a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the SEC within thirty days of Closing to register the shares of Common Stock issuable upon conversion of the Series D Preferred; (ii) a Series C Exchange Agreement (the "Exchange Agreement"), pursuant to which the Company and certain holders of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (“Series C Preferred”) agreed to exchange their Series C Preferred, with a liquidation preference of approximately $10.0 million, for Series D Preferred at Closing; and (iii) a Term Loan and Security Agreement (“Loan Agreement”), pursuant to which each Investor signatory thereto agreed to make a term loan to the Company, secured by all assets of the Company, in an amount equal to 20% of such Investor’s purchase commitment as set forth in the Purchase Agreement (“Bridge Loan”), which Bridge Loan, plus accrued interest, will roll into, and be used to purchase, Series D Preferred at Closing. In anticipation of entering into the Purchase Agreement and the Series D Financing, on September 23, 2020, the Company entered into an Escrow Agreement with CitiBank, N.A., pursuant to which the Investor signatories to the Loan Agreement would deposit their pro-rata portion of the Bridge Loan into escrow, which amount was later released to the Company on September 29, 2020 (the “Bridge Loan Closing”).

Under the terms of the Purchase Agreement, at the Closing of the Series D Financing, the holders of Series D Preferred will own approximately 50% of the voting securities of the Company on an as-converted basis, with the holders of the Common Stock and remaining classes of Preferred Stock, including Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred”), Series A-1 Convertible Preferred Stock, par value $0.01 per share (“Series A-1 Preferred”), Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Preferred”) and Series C Preferred, owning the remaining approximate 50% on an as-converted basis. Additionally, all current members of the Company’s Board of Directors will resign at Closing, with the exception of Kristin Taylor, the Company’s Chief Executive Officer, and the new members of the Board of Directors shall be appointed as follows: (i) the holders of Series D Preferred will appoint two directors (the “Series D Directors”); and (ii) Kristin Taylor and the two Series D Directors will appoint two additional, independent directors.

Upon Closing of the Series D Financing, or shortly thereafter, the Company will: (i) sell and issue 11,560 shares of its Series D Preferred, for a purchase price of $1,000 per share, to the Investors, for aggregate gross proceeds to the Company at Closing of $11.56 million less placement fees and expenses; (ii) convert all 1,000 shares of Series C Preferred into 10,000 shares of Series D Preferred pursuant to the Exchange Agreement and Amended Series C Certificate, and (iii) exchange approximately $661,000 of Company liabilities for 661.3 shares of Series D Preferred.

The Purchase Agreement contains covenants, requiring the Company to, among other things, file an application to list its Common Stock on the NASDAQ Global Select Market, the NASDAQ Global Market or the NASDAQ Capital Market on or before December 31, 2020.

The Purchase Agreement, Registration Rights Agreement, Series C Exchange Agreement, Escrow Agreement, and Loan Agreement contain customary representations, warranties, agreements and conditions to Closing, as well as indemnification rights and other obligations of the parties.

In November 2020, the Company consummated the Series D Financing resulting in the sale and issuance of 12,221.3 shares of Series D Preferred, with the Company exchanging 1,000 shares of Series C Preferred for 10,000 shares of Series D Preferred. Net Proceeds from the issuance of the Series D Preferred was approximately $xxx net of $xxx in direct financing costs.

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

On July 9, 2020, the Company entered into an Exchange Agreement with a majority of Series A Holders, pursuant to which such Series A Holders agreed to exchange one-half of the Series A Preferred beneficially owned by such Series A Holders for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,849,000 in dividends payable to the Series A Holders on Series A Preferred for the quarters ended March 31, 2020 and June 30, 2020 (the “Series A Restructuring”).

In August 2020, the Company issued 110,990 shares of its Common Stock as payment to those Series A holders who did not participate in the Exchange Agreement for Series A Preferred dividends due March 31, 2020 and June 30, 2020.

In August 2020, the Company issued 2,317,046 shares of its Common Stock as payment for Series C Preferred dividends due March 31, 2020 and June 30, 2020.

On September 30, 2020, the Company all dividends due as of September 30, 2020. As of September 30, 2020 all defaults upon senior securities had been cured.

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

Date: November 23, 2020	IMAGEWARE SYTEMS, INC

By: /s/ Kristin Taylor
Kristin Taylor Chief Executive Officer (Principal Executive Officer) and President

Date: November 23, 2020	By: /s/ Jonathan D. Morris
Jonathan D. Morris Chief Financial Officer (Principal Financial Officer)