Form 10-K
period 2020-12-31
IMAGEWARE SYSTEMS INC
filed 2021-04-05
CIK 941685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]

Commission file number 001-15757

IMAGEWARE SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	33-0224167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11440 West Bernardo Court, Suite 300 San Diego, CA 92127 (Address of principal executive offices)
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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB marketplace was $33,822,224. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of March 26, 2021, there were 274,919,339 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.

Form 10-K
For the Year Ended December 31, 2020

-i-

CAUTIONARY STATEMENT

  This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

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

ImageWare Systems, Inc., a Delaware corporation, has its principal place of business at 11440 West Bernardo Court, Suite 300, San Diego, California 92127. We maintain a corporate website at www.iwsinc.com. Our common stock, par value $0.01 per share (“Common Stock”), is currently listed for quotation on the OTCQB marketplace under the symbol “IWSY”. As used in this Annual Report, “we”, “us”, “our”, “ImageWare”, “ImageWare Systems” or the “Company” refers to ImageWare Systems, Inc. and all of its subsidiaries.

Overview

ImageWare Systems, Inc. (“ImageWare,” the “Company,” “we,” “our”) provides defense-grade biometric identification and authentication solutions to safeguard your data, products, services or facilities. We are experts in biometric authentication and considered a preeminent patent holder of multimodal biometrics IP, having many of the most-cited patents in the industry. Our patented IWS Biometric Engine® is one of the most accurate and fastest biometrics matching engines in the industry, capable of our patented biometrics fusion. Part of our heritage is in law enforcement, having built the first statewide digital booking platform for United States local law enforcement in the late 1990’s – and having more than three decades of experience in the challenging government sector creating biometric smart cards and logical access for millions of individuals. We are a “biometrics first” company, leveraging unique human characteristics to provide unparalleled accuracy for identification while protecting your identity.

The Company’s products also provide law enforcement and public safety sector with integrated biographic, mugshot, SMT, and fingerprint capture for booking, in addition to investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities, computer networks or Internet sites. Biometric technology is now an integral part of all markets that the Company addresses, and every product leverages our patented IWS Biometric Engine®.

The IWS Biometric Engine® is a patented biometric identity and authentication database built for multi-biometric enrollment, management and authentication. It is hardware agnostic and can utilize different types of biometric algorithms. It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform. It is also offered as a Software Development Kit (“SDK”), enabling developers and system integrators to implement biometric solutions or integrate biometric capabilities, into existing applications.

Our secure credential solutions empower customers to design and create smart digital identification wristbands and badges for access control systems. We develop, sell and support software and design systems that utilize digital imaging and biometrics for photo identification cards, credentials and identification systems. Our products in this market consist of IWS EPI Suite and IWS EPI Builder. These products allow for production of digital identification badges and related databases and records and can be used by, among others, schools, airports, hospitals, corporations and governments. We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine®.

The Company is also a developer of a biometric based multi-factor authentication (“MFA”) Cloud-based service. ImageWare Authenticate (formerly, GoVerify ID®) brings together Cloud and mobile technologies to offer biometric multi-factor authentication for the enterprise, and across industries. ImageWare Authenticate consists of mobile and desktop clients, and the backend system which is a Cloud-based Software-as-a-Service (“SaaS”) servicing Cloud-based biometric template matching requests. ImageWare Authenticate comes in two offerings, Workforce and Customer. ImageWare Authenticate Customer is leveraged by product developers to enable biometric authentication for their consumers. For the enterprise, ImageWare Authenticate Workforce provides turnkey integration with Microsoft Windows, Microsoft Active Directory, CA SSO, IBM Security Access Manager (“ISAM”), SAP Cloud Platform, Fujitsu's RunMyProcess, Palo Alto Networks VPN and HPE’s Aruba ClearPass. These integrations provide multi-modal biometric authentication to replace or augment passwords for use with enterprise and consumer class systems.

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and other biometrics, as well as criminal history records on a stand-alone, networked, wireless or Web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of five software modules: Capture and Investigative modules, which provide a criminal booking system with related databases, as well as the ability to create and print mug photo/scars, marks, and tattoos (SMT), as well as image lineups and electronic mug-books; a Facial Recognition module, which uses biometric facial recognition to identify suspects; a Web module, which provides access to centrally stored records over the Internet in a connected or wireless fashion; and a LiveScan module, which incorporates LiveScan capabilities into IWS Law Enforcement platform providing integrated fingerprint and palm print biometric management for civil and law enforcement use. The IWS Biometric Engine® is also available to our law enforcement clients and allows them to capture and search using multiple biometrics.

Recent Developments

New Products

In July 2020, we introduced BioIntellic™, our standalone, highly scalable anti-spoofing detection feature (embedded in the IWS Biometric Engine®) to ensure secure onboarding. BioIntellic™ bolsters our joint offering with our existing proofing partner in the African market, Contactable, and also supports our existing MTN business as well as drives new business in the African region and beyond.

In October 2021, we completed a new QuickCapture Mobile software product that resides on the Laxton Chameleon 5 and 8 devices. QuickCapture Mobile will be an inherent part of our newest generation law enforcement platform, called LE 2.0. This powerful solution allows officers, public safety and military personnel in the field to have dynamic data on a perpetrator in the palm of their hands.

In December 2020, we reached code completion of our GoVerifyID product, now renamed to Imageware Authenticate, which introduced a new administration portal for easier management and usability of the product along with compatibility with many other 3rd party identity and Cloud services, through the inclusion of identity protocols SAML and OIDC.

Coronavirus (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of March 2021, the global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact our business and markets we serve will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken both in the United States and other countries. We are continuing to vigilantly monitor the situation with our primary focus on health and safety of our employees and clients.

The Series D Financing

On November 12, 2020 and December 23, 2020, the Company consummated private placements of 12,060 shares of its Series D Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred"), resulting in gross proceeds to the Company of $12.06 million, less fees and expenses (the “Series D Financing”). The gross proceeds include approximately $2.2 million in principal amount due and payable under the terms of certain term loans issued by the Company on September 29, 2020 (“Bridge Notes”), which Bridge Notes were converted into Series D Preferred at Closing (the “Conversion”). The issuance of the Series D Preferred was made pursuant to securities purchase agreements, dated September 28, 2020 (the "Purchase Agreement"), by and between the Company and certain accredited investors (the "Purchasers"), for the sale of the Series D Preferred at a purchase price of $1,000 per share of Series D Preferred. The holders of Series D Preferred may voluntarily convert their shares of Series D Preferred into shares of the Company’s Common Stock at any time that is at least ninety days following the issuance date, at the conversion price calculated by dividing the Stated Value by the conversion price of $0.0583 per share of Common Stock, subject to adjustments as set forth in Section 5(e) of the Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock (the "Series D Certificate"). Dividends on shares of Series D Preferred will be paid prior to any junior securities, and are to be paid at the rate of 4% of the Stated Value (as defined in the Series D Certificate) per share per annum in the form of shares of Series D Preferred.

On the fourth anniversary of the Issuance Date (as defined in the Series D Certificate), or in the event of the consummation of a Change of Control (as defined in the Series D Certificate), if any shares of Series D Preferred are outstanding, then each holder of Series D Preferred shall have the right (the “Holder Redemption Right”), at such holder’s option, to require the Company to redeem all or any portion of such holder’s shares of Series D Preferred at the Liquidation Preference Amount per share of Series D Preferred plus an amount equal to all accrued but unpaid dividends, if any, (such price, the “Holder Redemption Price”), which Holder Redemption Price shall be paid in cash.

   In connection with the sale of the Series D Preferred, we granted certain registration rights to the Investors with respect to the Conversion Shares and Dividend Shares, pursuant to a Registration Rights Agreement by and among us and the Investors. The registration statement registering the Conversion Shares and Dividend Shares was declared effective by the United States Securities and Exchange Commission (the “SEC”) on February 12, 2021.

 Solutions and Products

We are a "biometrics first" security company who brings the highest level of security to systems, data and places, by identifying and authenticating people through biometrics. Our solutions are focused on biometrics and secure credentials providing complete, cross-functional interoperable systems and an open architecture.

IWS Biometric Engine. This is a biometric identity and authentication database for multi-biometric enrollment, management and authentication, managing population databases of unlimited sizes without regard to hardware or algorithm. Searches can be 1:1 (verification), 1:N (identification), and N:N (database integrity). IWS Biometric Engine is biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and with current support of the following biometric types: finger, face, iris, palm, and voice. We leverage the IWS Biometric Engine® to create products that provide government, law enforcement, public safety, border management and enterprise businesses, with a wide variety of solutions that address specific problems, mandates and technology standards.

ImageWare Authenticate.  The Company introduced GoVerify ID®, now known as ImageWare Authenticate, a multi-factor biometric authentication, MFA product, for the enterprise markets on November 14, 2016. ImageWare Authenticate supports multimodal biometric Cloud-based matching and authentication including, but not limited to, face, voice, fingerprint, iris, palm, and more. All the biometrics can be combined with authentication and access control tools, including tokens, digital certificates, passwords, and PINS, to provide the ultimate level of assurance, accountability, and ease of use for corporate networks, web applications, mobile devices, and PC desktop environments. ImageWare Authenticate provides multimodal biometric identity authentication that can be used in place of passwords or as a strong second factor authentication method. ImageWare Authenticate is provided as a Cloud-based SaaS solution, thereby, eliminating complex IT deployment of biometric software and eliminating startup costs. ImageWare Authenticate works with existing mobile devices, eliminating the need for specialized biometric scanning devices typically used with most biometric solutions. We enhanced the product and completed this work on December 31, 2020. We relaunched ImageWare Authenticate on February 1, 2021.

IWS EPI Suite. This is an ID software solution for producing, issuing, and managing secure credentials and personal identification cards, also called biometric smart badges. It is used by many human resource departments, along with other corporate groups, to enroll employees and print physical badges which may be used later for physical access. Users can efficiently manage large amounts of data, images and card designs, as well as track and issue multiple cards per person, automatically populate multiple cards and eliminate redundant data entry. IWS EPI Suite was designed to integrate with our customers’ existing security and computing infrastructure. We believe that this compatibility may be an appealing feature to corporations, government agencies, transportation departments, schools, and other public institutions.

IWS EPI Builder. This is an SDK and a leading secure credential component of identity management and security solutions, providing all aspects of ID functionality from image and biometric capture to the enrollment, issuance and management of secure documents. It contains components which developers or systems integrators can use to support and produce secure credentials, including national IDs, passports, International Civil Aviation Office -compliant travel documents, smartcards and driver licenses. IWS EPI Builder enables organizations to develop custom identification solutions or incorporate sophisticated identification capabilities into existing applications including the ability to capture images, biometric and demographic data; enable biometric identification and verification (1:1 and 1:X); as well as support numerous biometric hardware and software vendors. It also enables users to add electronic identification functionality for other applications, including access control, tracking of time and attendance, point of sale transactions, human resource systems, school photography systems, asset management, inventory control, warehouse management, facilities management and card production systems. We intend to update the EPI Suite and Builder platforms in late 2021 and offer these products in the Cloud.

IWS Law Enforcement. IWS Law Enforcement is a digital booking, identification and investigative platform that enables users to digitally capture, store, search and retrieve images and demographic data, including mugshots and line ups, fingerprints and scars, marks and tattoos (SMT’s). Law enforcement may choose between submitting fingerprint data directly to the State Automated Fingerprint Identification System (“AFIS”), FBI criminal repository, or other agencies as required. Additional features and functionality include real-time access to images and data, creation of photo lineups or electric mug books, and production of identification cards and credentials. IWS Law Enforcement also uses off-the-shelf, biometric hardware and is designed to comply with open industry standards so that it can operate on an array of systems ranging from a stand-alone personal computer or handheld to larger, integrated systems. To avoid duplication of entries, the system can be integrated easily with several other information storage and retrieval systems, such as a records/jail management system (“RMS/JMS”) or an automated fingerprint identification system. We intend to update the Law Enforcement platform in first half of 2021 and offer the full suite in the Cloud as a SaaS offering.

The IWS Law Enforcement platform contains the following components:

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

Quick Capture. Quick Capture is a multiple biometric capture application that dynamically adapts to a client’s required use case, including different city, state, and federal charge codes. With it, you can collect a variety of biometrics (face, finger, palm, iris, voice, etc.) using a variety of biometric hardware in the order desired as well as any needed biographic information associated with the subjects.

BioIntellic. BioIntellic is a facial matching and anti-spoofing product integrated into ImageWare Authenticate. It is designed to prevent presentation attacks, by ensuring the captured biometric image is that of a live individual, not a picture of 3D mask. BioIntellic is also available as a standalone product, enabling companies to quickly integrate facial matching and liveness detection into their offerings.

Maintenance and Customer Support

Maintenance and support enrollment entitles software license customers to technical support services, including telephone and email support, problem resolution services, and the right to receive unspecified product upgrades, maintenance releases and patches released during the term of the support period. Maintenance and support service fees are an important source of recurring revenue, and we invest continuing resources into providing maintenance and support services.

Customers

We have a wide variety of domestic and international customers. Most of our IWS Law Enforcement customers are government agencies at the federal, state and local levels in the United States and Canada, but we also have clients outside of North America. For the year ended December 31, 2020, two customers accounted for approximately 61% or $2,921,000 of total revenue and had trade receivables of approximately $250,000 as of the end of the year.  For the year ended December 31, 2019, two customers accounted for approximately 37% or $1,301,000 of total revenue and had trade receivables of approximately $161,000 as of the end of the year.

Our Strategy

Our strategy is to be a “biometric first” cybersecurity company bringing the highest level of security to systems, data and places by identifying and authenticating people through biometrics. We sell to governments, law enforcement and public safety, as well as enterprises, through key partners and large systems integrators and with our own direct sales team.

With recent COVID-19 events, remote work and social distancing have quickly been brought to the forefront of society. And while the impact of these events will be seen in the coming years, many problems have been immediately realized by corporations and government agencies, who are diligently looking for solutions to operate in a new business environment.

Within a matter of weeks, corporations and government agencies have had to heavily rely upon remote access technologies to enable work continuity through the pandemic. This increase in employees remotely accessing sensitive corporate systems has increased the risk of both cybercrime and unintentional information leaks. This risk is also increased by the fact that many employees now use a mixture of personal and corporate owned devices on the job, a trend known as, Bring Your Own Device (BYOD).

Verification of an individual through biometrics is an effective way to authenticate users accessing sensitive information and systems. ImageWare Authenticate provides this functionality and is already integrated in many of the authentication systems leveraged by large companies and agencies to manage the identities of their employees and users. We will market and sell ImageWare Authenticate as a solution for protecting corporate data to the most relevant business verticals during this time of increased susceptibility to broad cyberattacks, such as malware, viruses, trojans, ransomware infections and phishing attacks.

Additionally, social distancing and the need to limit personal contact throughout everyday life is driving governments and corporations to deploy new ways to continue work and commerce while minimizing contact points between individuals. We believe this trend will increase the acceptance and use of biometrics as a means of contactless and touchless authentication for health, retail, finance/banking, government services, higher education and transportation.

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

Additionally, the law enforcement community continues to be an important market and customer base. Over the past few years, innovation within our law enforcement product line has been static, which has resulted in revenue being primarily driven from support and maintenance. Recently ImageWare released a new product offering to the law enforcement sector called, QuickCapture Mobile. Quick Capture Mobile streamlines the process of capturing biometrics from perpetrators on a mobile, PC-based device, in the field. The law enforcement market will immediately benefit from this product. We believe we can develop the Quick Capture product to service other verticals such as; corporate, telecommunications, academia, hospitality and entertainment.

We believe the increasing demand for biometric technology will drive demand for our solutions. In the coming year, we will work to develop an Identity Platform, which combines all of our products onto one end-to-end, Cloud-based platform, allowing large clients to do enrollments (Enroll, Verify, Credential and Authenticate). The building blocks of the Identity Platform consist of upgrades to our current standalone products (IWS LE, EPI Builder, and ImageWare Authenticate) as well as a new identity proofing product, to be developed to verify the authenticity of government issued IDs. The Enroll, Verify, Credential and Authenticate workflow, is foundational to the majority of governments and corporate opportunities we compete for, and therefore, a key to the Identity Platform. This single platform which allows a customer to create a digital identity fully vetted against a government issued ID, use it thereafter for a reliable biometric authentication and manage that identity through its life cycle is compelling. We are scheduling the Identity Platform to be completed in late 2021.

Sales and Marketing

We market and sell our products in most major world markets directly through our salesforce and indirectly through channel partners, including resellers, distributors and systems integrators. Our sales force includes both field, and inside sales, which provides us a lower-cost channel for additional sales into existing customers and for expanding our customer base.

International Operations

We are a global company. We are headquartered in San Diego, California with a remote office in Ottawa, Canada. Our main business operations are based in San Diego, California. We regularly seek out opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness.

Software Licenses

The bulk of our revenue presently is generated from new subscription and historical maintenance payments for our software solutions for Law Enforcement, Badging, Identity Management, and Multi-factor Access, MFA.  We currently have four primary revenue sources:

- Annual Maintenance of our Law Enforcement Solution;

- Perpetual license revenue of our Badging Solution;

- Term Subscriptions of our ImageWare Authenticate solution; and

- Professional Services fees associated with implementation and training for our customers.

We are actively engaged in simplifying our revenue sources, migrating our existing customers Annual Maintenance, and perpetual license agreements to more consistent and sustainable subscription models.

Software as a Service Business Model

We also provide an on-demand SaaS offering for ImageWare Authenticate. SaaS offerings will be offered on a subscription term-limited basis. We are exploring offering additional products as SaaS offerings on a subscription term-limited basis.

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

●
Searches can be 1:1 (verification), 1:N (identification), and N:N (database integrity); and

●
The system is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, palm and voice

Our multifactor-biometric product faces competition from Duo, HYPR, Daon and Aware Inc., none of which have offerings with the scope and flexibility of our IWS Biometric Engine and its companion suite of products or relevant patent protection.

Credential Market

Due to the breadth of our software offering in the secure credential market space, we face differing degrees of competition in certain market segments. The strength of our competitive position is based upon:

●
our strong brand reputation with a customer base, which includes small and medium-sized businesses, Fortune 1000 corporations and large government agencies;

●
the ease of integrating our technology into other complex applications;

●
the leveraged strength that comes from offering customers software tools, packaged solutions and web-based service applications that support a wide range of hardware peripherals; and

●
traditional NFC access control systems are easily hacked

Our software faces competition from a number of companies, like HID Global, ASSA ABLOY, Gemalto, as well as small, regionally based companies.

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

●
the responsiveness, availability and reliability of our customer support; and

●
hardware agnostic across many biometric vendors.

   Our law enforcement product line faces competition from other companies such as DataWorks Plus, Idemia, Gemalto and NEC. Internationally, there are often a number of local companies offering solutions in most countries.

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

We are an early pioneer of patents related to multi-modal biometrics and currently are a worldwide leader in multi-modal biometric patents, with 27 issued patents worldwide and 14 pending or allowed patent applications worldwide as well. The Company’s patents are as follows:

US Issued Patents - 17
US Allowed Patents - 1
US Patent Applications - 3

International Issued Patents - 10
International Patent Applications - 10

Total Worldwide Issued Patents - 27
Total Worldwide Allowed Patents - 1
Total Worldwide Patent Applications - 14

Employees

We had a total of 44 full-time employees as of December 31, 2020. In 2020, we had 40 employees based in the United States, three employees based in Canada and one employee based in Mexico. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

Additional Available Information

We make available, free of charge, at our corporate website www.iwsinc.com copies of our annual reports filed with the SEC on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, and proxy statements at no charge to investors upon request. Additionally, all reports filed by us with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Available cash resources will be insufficient to provide for our working capital needs for the next twelve months. As a result, we will need to raise additional capital to continue as a going concern.

At December 31, 2020 and 2019, we had negative working capital of $19,349,000 and $1,653,000, respectively. Our principal source of liquidity at December 31, 2020 and 2019 consisted of cash and cash equivalents of $8,345,000 and $1,030,000, respectively. Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management intends to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities and may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

We have a history of significant recurring losses totaling approximately $213.2 million at December 31, 2020 and $203.2 million and December 31, 2019, and these losses may continue in the future.

As of December 31, 2020 and 2019, we had an accumulated deficit of approximately $213.2 million and $203.2 million, respectively, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expense. As a result, we will need to generate significant revenue to achieve profitability, and we may never achieve profitability.

Our loan under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

We have received loan proceeds in the amount of approximately $1.57 million under the Payroll Protection Program (“PPP Loan”), which was established under the CARES Act and is administered by the SBA (“PPP”). Under the terms of the CARES Act, PPP Loan recipients can apply for loan forgiveness. The potential loan forgiveness for all or a portion of PPP Loan is determined, subject to limitations, based on the use of loan proceeds over the 24 weeks after the loan proceeds are disbursed for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The amount of loan forgiveness will be reduced if PPP Loan recipients terminate employees or reduce salaries during the covered period. The unforgiven portion of our PPP Loan, if any, is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. We have utilized all the proceeds from the PPP Loan for purposes consistent with the PPP. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the PPP Loan, the Series D Financing may affect the Company's ability to have the PPP Loan forgiven under the PPP and there can be no assurance that forgiveness for any portion of the PPP Loan will be obtained.

Additionally, the Company is evaluating whether the Series D Financing will prevent the Company from qualifying for loan forgiveness. In the event the SBA determines that the Series D Financing disqualifies the Company for loan forgiveness under the PPP, the Company will be required to repay all $1.57 million of the PPP Loan by May 4, 2022, with interest accruing at 1%.

Our operating results have fluctuated in the past and are likely to fluctuate in the future.

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

We depend upon a small number of large system sales ranging from $100,000 to in excess of several million dollars and we may fail to achieve one or more large system sales in the future.

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

When considering the purchase of a large identity management product, potential customers may take as long as eighteen months to evaluate different solutions and obtain approval for the purchase. Under these circumstances, if we fail to complete a sale, we will have expended significant resources and received no revenue in return. Generally, customers consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with their current systems, product reliability and their own budgetary constraints. While potential customers are evaluating our products, we may incur substantial selling costs and expend significant management resources in an effort to accomplish potential sales that may never occur. In times of economic recession, our potential customers may be unwilling or unable to commit resources to the purchase of new and costly systems.

A number of our customers and potential customers are local, state, and federal government agencies that are subject to unique political and budgetary constraints and have special contracting requirements, which may affect our ability to obtain new and retain current government customers.

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

Two customers accounted for approximately 61% of our total revenue during the year ended December 31, 2020, and two customers accounted for approximately 37% of our total revenue during the year ended December 31, 2019. In the event of any material decrease in revenue from these customers, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be materially and adversely affected.

During the year ended December 31, 2020, two customers accounted for approximately 61% or $2,921,000 of our total revenue. During the year ended December 31, 2019, two customers accounted for approximately 37% or $1,301,000 of our total revenue. If these customers were to significantly reduce their relationship with the Company, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would be material.

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

RISKS RELATED TO OUR TECHNOLOGY

We occasionally rely on systems integrators to manage our large projects, and if these companies do not perform adequately, we may lose business.

We occasionally act as a subcontractor to systems integrators who manage large projects that incorporate our systems. We cannot control these companies, and they may decide not to promote our products or may price their services in such a way as to make it unprofitable for us to continue our relationship with them. Further, they may fail to perform under agreements with their customers, in which case we might lose sales to these customers. If we lose our relationships with these companies, our business, financial condition and results of operations may suffer.

Some third parties integrate our software into their platforms or solutions. Any delay in the integration of our software or the launch of third-party products may materially affect our results from operations and financial condition.

We sell some of our software through larger product partners and/or resellers that will either resell our product alongside theirs, OEM a white label version of our products, or sell our products fully integrated into their offerings. In these cases, we are dependent upon the successful rollout of our products by our distribution partners. Any delays negatively affect our results from operations and financial condition.

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

Our services operate in conjunction with and are dependent on products and components across a broad ecosystem and, if there are security vulnerabilities in one of these components, a security breach could occur. In addition, our internal IT systems continue to evolve, and we are often early adapters of new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of our IT systems. These risks are mitigated by our ability to maintain and improve business and data governance policies and processes and internal security controls, including our ability to escalate and respond to known and potential risks.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

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

REGULATORY AND LEGAL RISK FACTORS

Failure to comply with federal, state and international laws and regulations and our contractual obligations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

We collect and maintain significant amounts of personal data and other data relating to our customers and employees. A variety of federal, state and international laws and regulations, and certain industry standards, govern or apply to our collection, use, retention, sharing and security of consumer data. We are subject to certain laws, regulations, contractual obligations and industry standards (including, for example, the Payment Card Industry Data Security Standard, or PCI-DSS) relating to privacy, data protection, information security and consumer protection, which are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal or contractual obligations relating to privacy, data protection, information security or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Foreign laws and regulations relating to privacy, data protection, information security and consumer protection often are more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the European Union's new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective and substantially replaced the data protection laws of the individual European Union member states. The law requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. The law also increases the penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4% of a company's worldwide turnover, whichever is higher. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries have laws, regulations, or other requirements relating to privacy, data protection, information security, and consumer protection, and new countries are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws by operating internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA went into effect in January 2020. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

GOVERNANCE RISKS AND RISKS RELATED TO OUR SECURITIES

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

The holders of our Preferred Stock (as defined below) have certain rights and privileges that are senior to our Common Stock, and we may issue additional shares of Preferred Stock without stockholder approval that could have a material adverse effect on the market value of the Common Stock.

Our Board of Directors has the authority to issue a total of up to 5.0 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”) and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the Preferred Stock, which typically are senior to the rights of the Common Stock, without any further vote or action by the holders of our Common Stock. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the Preferred Stock that have been issued or might be issued in the future. Preferred Stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of our Preferred Stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued and may from time to time in the future issue, Preferred Stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of March 26, 2021, we had four series of Preferred Stock outstanding, the Series A Preferred, Series A-1 Preferred, Series B Preferred, and Series D Preferred.

The provisions of our Series A Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series A Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of December 31, 2020 and 2019, there were 14,911 and 37,467 shares of our Series A Preferred outstanding, respectively. As of December 31, 2020 and 2019, we had no cumulative undeclared dividends on our Series A Preferred.

The provisions of our Series A-1 Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series A-1 Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of December 31, 2020 and 2019, there were 14,782 and 0 shares of our Series A-1 Preferred outstanding, respectively. As of December 31, 2020, we had no cumulative undeclared dividends on our Series A-1 Preferred.

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2020 and 2019, there were 239,400 shares of Series B Preferred outstanding. As of December 31, 2020 and 2019, we had cumulative undeclared dividends on our Series B Preferred of approximately $8,000.

The provisions of our Series D Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series D Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of December 31, 2020 and 2019, there were 22,863.28 and 0 shares of Series D Preferred outstanding, respectively. As of December 31, 2020, we had no cumulative undeclared dividends on our Series D Preferred.

The conversion of our Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock and Series D Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series A Preferred Stock, Series A-1 Preferred Stock, Stock Series B Preferred Stock and Series D Preferred Stock may elect to convert their shares of Preferred Stock into shares of Common Stock. As of December 31, 2020, we had outstanding: (i) 14,911 shares of Series A Preferred Stock, which are convertible into 74,555,000 shares of Common Stock; (ii) 14,782 shares of Series A-1 Preferred Stock, which are convertible into 73,910,000 shares of Common Stock; (iii) 239,400 shares of Series B Preferred Stock, which are convertible into 46,029 shares of Common Stock; and (iv) 22,863.28 shares of Series D Preferred Stock, which are convertible into 392,166,023 shares of Common Stock. In addition to our outstanding shares of Preferred Stock, as of December 31, 2020, there were outstanding warrants to purchase 753,775 shares of our Common Stock.

The conversion of our Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock and Series D Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity securities.

Upon the occurrence of certain events, we may be required to redeem all or a portion of our Preferred Stock.

Holders of certain of our Preferred Stock may require us to redeem all or any portion of such Holder’s shares Preferred Stock within specific date from issuance or in the event of the consummation of a Change of Control (as such term is defined in the Certificate of Designations, Preferences and Rights of each class of Preferred Stock). We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to redeem our shares of Preferred Stock if and when required to do so. In the event we have insufficient cash available or do not have access to additional third-party financings on commercially reasonable terms or at all to complete such redemption, our business, results of operations, and financial condition may be materially adversely affected.

Certain large shareholders may have certain personal interests that may affect the Company.

As a result of the securities issued to Nantahala Capital Management, LLC (“Nantahala Capital Management”), and the related entities controlled by Nantahala Capital Management, (i) Blackwell Partners LLC - Series A, (ii) Nantahala Capital Partners Limited Partnership, (iii) Nantahala Capital Partners II Limited Partnership, (iv) Nantahala Capital Partners SI, LP, (v) NCP QR Limited Partnership, and (vi) Silver Creek CS SAV, L.L.C. (collectively, "Nantahala"), Nantahala beneficially owns, in the aggregate, approximately 37% of the Company’s outstanding voting securities as of March 26, 2021.  As a result, Nantahala has the potential ability to exert influence over the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of the Company.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes Preferred Stock, which carries special rights, including voting and dividend rights. With these rights, holders of Preferred Stock could make it more difficult for a third party to acquire us.

Our Amended Charter designates courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the federal district courts for the United States of America for claims brought under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

We have never paid cash dividends on our Common Stock and do not anticipate that any cash dividends will be paid on the Common Stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of our Series A Preferred, Series A-1 Preferred, Series B Preferred, Series C Preferred and Series D Preferred directly limit our ability to pay cash dividends on our Common Stock.

GENERAL RISK FACTORS

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of the novel coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemics, pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

COVID-19 has prevented employees from returning to physical offices. In many cases, our potential customers in the government or commercial enterprise-side like to test our software in their labs with their systems and hardware. Potential customers have been unable to do this and that has caused purchase decisions to be delayed as these employees who would be testing are now working from their homes and can’t simulate test environments.  COVID-19 has further led to a distributed work environment. Decision makers are now working from their homes, from all different parts of a state or country. Some have weak or no Internet connections, making it harder to review paperwork to decide on a large financial purchase. Some decision makers want to have more conversations with more people, and mull over decisions longer, versus in the past, when an individual could walk into a decision makers office and garner more rapid approval. Some countries have limits on how many people are permitted to gather in one meeting or have been hit particularly hard with many residents suffering and dying from the COVID-19 virus. There is a new paradigm emerging in making critical decisions from a video conference calls versus in person.

An economic recession had set in from the pandemic in 2020. Some companies are not receiving payments and in turn are not making payments to us, causing impairments in our ability to pay others. COVID-19 has led to some of our customers and potential customers being stricken with the virus causing them to not be able to work for many weeks and therefore causing delays for us in our projects or decisions.  Technology partners have slowed down and/or laid off employees, impacting us downstream because decisions makers have been furloughed or the work has been passed to new employees who need to come up to speed on a particular project. The closing/downsizing of our offices due to COVID-19 has further caused employees to work from home on unsecured personal Wifi networks, and as such, working from home may cause security breaches such as malware, ransomware, and Phishing attempts. These attempts in some cases have knocked out their ability to have a connection and be able to work until their IT department resolves their issues.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

              Our corporate headquarters is located in San Diego, California and is currently leased on a month-to-month basis. We sublet our former headquarters effective March 1, 2021. As of December 31, 2020, in addition to our corporate headquarters, we lease properties in the following locations: Ottawa, Province of Ontario, Canada; Portland, Oregon; Mexico City, México. Management believes that leaving the former headquarters and subleasing the space saves the company money. The new corporate headquarters space is small and adequate for our needs today. When the company reaches cash flow positive, we will be looking for a new space that takes into account the distributed workforce. We downsized our Portland, Oregon engineering office in 2020 and are actively advertising the space to be subleased. The San Diego headquarters suite has been sublet effective March 1, 2021 and the headquarters moved to a smaller office within San Diego. We maintain an office in Ottawa, Canada and Mexico City, México for our employees and business in those markets. The Tokyo, Japan office was closed in 2020.

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

Holders

As of March 26, 2021, we had approximately 278 registered holders of record of our Common Stock. A significant number of our shares of Common Stock were held in street name and, as such, we believe that the actual number of beneficial owners of our Common Stock is significantly higher.

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

As of December 31, 2020 and 2019, we had cumulative undeclared dividends of approximately $0 relating to our Series A Preferred, $0 related to our Series A-1 Preferred, $8,000 relating to our Series B Preferred, $0 related to our Series C Preferred, and $0 related to our Series D Preferred.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 11 of this Annual Report.

Recent Sales of Unregistered Securities

We issued certain equity securities in unregistered transactions during 2020 and fiscal year 2019. All of the securities issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal year ended December 31, 2020 and through the date of this report.

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

Overview
The Company is a pioneer and leader in biometric identification and authentication software. Using human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mugshot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or Internet sites. Biometric technology is now an integral part of all markets the Company addresses, and all the products leveraged by our patented IWS Biometric Engine®

The IWS Biometric Engine® is a patented biometric identity and authentication database built for multi-biometric enrollment, management and authentication. It is hardware agnostic and can utilize different types of biometric algorithms. It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform. It is also offered as a Software Development Kit (“SDK”), enabling developers and system integrators to implement biometric solutions or integrate biometric capabilities into existing applications.

Our secure credential solutions empower customers to design and create smart digital identification wristbands and badges for access control systems. We develop, sell and support software and design systems that utilize digital imaging and biometrics for photo identification cards, credentials and identification systems. Our products in this market consist of IWS EPI Suite and IWS EPI Builder. These products allow for production of digital identification badges and related databases and records and can be used by, among others, schools, airports, hospitals, corporations and governments. We have added the ability to incorporate multiple biometrics into the ID systems with the integration of IWS Biometric Engine®.

The Company is also a developer of a biometric based multi-factor authentication (MFA) Cloud-based service. ImageWare Authenticate brings together Cloud and mobile technologies to offer multi-factor authentication for the enterprise, and across industries. ImageWare Authenticate consists of mobile and desktop clients, and the backend system which is a Cloud-based Software-as-a-Service (“SaaS”) servicing Cloud-based biometric template matching requests. ImageWare Authenticate comes in two offerings, Workforce and Customer. ImageWare Authenticate Customer is leveraged by product developers to enable biometric authentication for their consumers. For the enterprise, ImageWare Authenticate Workplace provides turnkey integration with Microsoft Windows, Microsoft Active Directory, CA SSO, IBM Security Access Manager (“ISAM”), SAP Cloud Platform, Fujitsu's RunMyProcess, Palo Alto Networks VPN and HPE’s Aruba ClearPass. These integrations provide multi-modal biometric authentication to replace or augment passwords for use with enterprise and consumer class systems.

Our law enforcement solutions enable agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and other biometrics, as well as criminal history records on a stand-alone, networked, wireless or Web-based platform. We develop, sell and support a suite of modular software products used by law enforcement and public safety agencies to create and manage criminal history records and to investigate crime. Our IWS Law Enforcement solution consists of five software modules: Capture and Investigative modules, which provide a criminal booking system with related databases as well as the ability to create and print mug photo/scars, marks, and tattoos (SMT), as well as image lineups and electronic mug-books; a Facial Recognition module, which uses biometric facial recognition to identify suspects; a Web module, which provides access to centrally stored records over the Internet in a connected or wireless fashion; and a LiveScan module, which incorporates LiveScan capabilities into IWS Law Enforcement platform providing integrated fingerprint and palm print biometric management for civil and law enforcement use. The IWS Biometric Engine® is also available to our law enforcement clients and allows them to capture and search using multiple biometrics.

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”).

The pandemic has significantly impacted the economic conditions both in the United States and worldwide, with accelerated effects in February 2020 through the date of this Annual Report, as federal, state and local governments react to the public health crisis, creating significant uncertainties in both the worldwide and the United States economies. The situation is rapidly changing and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

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

Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, assumptions used in the Black-Scholes model to calculate the fair value of share-based payments, fair value of Series D Preferred and financial instruments issued with and affected by the Series D Preferred Financing (defined below), fair value of financial instruments with and affected by the Series C Preferred (defined below), fair value of Series A Preferred (defined below), fair value of Series A-1 Preferred (defined below), assumptions used in the application of revenue recognition policies, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Post-contract customer support (“PCS”)

PCS consists of maintenance on software and hardware for our identity management solutions. We recognize PCS revenue from periodic maintenance agreements. Revenue is generally recognized ratably over the respective maintenance periods provided no significant obligations remain. Costs related to such contracts are expensed as incurred.

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

Impairment of Goodwill, Other Intangible and Long-Lived Assets.  The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other”. In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 “Property, Plant and Equipment” and intangible assets with an indefinite life are analyzed for impairment under ASC 360 annually, or more often if circumstances dictate. The Company performs its annual simplified impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test.

The Company did not record any goodwill impairment charges for the years ended December 31, 2020 or 2019.

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

Stock-Based Compensation.  At December 31, 2020 and 2019, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2020 and 2019, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2020 and 2019 ranged from 57% and 83%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company to value the grants issued in 2020 and 2019 as computed by this method was 5.17 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations averaged 2.58% for the years ended December 31, 2020 and 2019. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of approximately 5.0% for corporate officers, 4.1% for members of the Board of Directors and 15.0% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

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

The Internal Revenue Code (the “Revenue Code”) limits the availability of certain tax credits and net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. The Company’s use of its net operating loss carryforwards and tax credit carryforwards will be significantly limited because the Company believes it underwent “ownership changes”, as defined under Section 382 of the Revenue Code, in 1991, 1995, 2000, 2003, 2004, 2011, 2012, 2018 and 2020, though the Company has not performed a study to determine the limitation. The Company has reduced its deferred tax assets to zero relating to its federal and state research credits because of such limitations. The Company continues to disclose the tax effect of the net operating loss carryforwards at their original amount as the actual limitation has not yet been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate. Management periodically evaluates the recoverability of the deferred tax assets. If it is determined at some time in the future that it is more likely than not that deferred tax assets will be realized, the valuation allowance would be reduced accordingly at that time.

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

Level 1- Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2- Applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3- Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assessing the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability. Determining whether a fair value measurement is based on Level 1, Level 2, or Level 3 inputs is important because certain disclosures are applicable only to those fair value measurements that use Level 3 inputs. The use of Level 3 inputs may include information derived through extrapolation or interpolation which involves management assumptions as well as valuation techniques employing Monte Carlo simulation methodologies.

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

A package of practical expedient to not reassess:

●
Whether a contract is or contains a lease

●
Lease classification

●
Initial direct costs

For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Notes to the Consolidated Financial Statements for the Year Ended December 31, 2020.

Comparison of Results for Fiscal Years Ended December 31, 2020 and 2019

Product Revenue
	Twelve Months Ended December 31,
Net Product Revenue	2020	2019	$ Change	% Change
(dollars in thousands)
Software and royalties	$872	$489	$383	78%
Percentage of total net product revenue	39%	53%
Hardware and consumables	$84	$96	$(12)	(13)%
Percentage of total net product revenue	4%	10%
Services	$1,275	$338	$937	277%
Percentage of total net product revenue	57%	37%
Total net product revenue	$2,231	$923	$1,308	142%

Software and royalty revenue increased 78% or approximately $383,000 during the year ended December 31, 2020 as compared to the corresponding period in 2019. This increase is attributable to higher identification project related revenue of approximately $539,000, offset by lower law enforcement project related revenue of approximately $11,000, lower royalty revenue of approximately $116,000 and lower sales of boxed identity management software sold through our distribution channel of approximately $29,000. The increase in identification project related revenue is reflective of the expansion of the Company’s identity management software base combined with the sale of additional software licenses into existing identification projects caused by increased end-user utilization during the year ended December 31, 2020 as compared to the corresponding period in 2019. The decrease in our law enforcement project revenue resulted from a decrease in the timing of procurement by our law enforcement customers. The decrease in boxed identity management software sold through our distribution channel reflects slightly lower procurement from both domestic and international customers and the decrease in royalty revenue reflects the expiration of a minimum royalty contract.

Revenue from the sale of hardware and consumables decreased approximately $12,000 during the year ended December 31, 2020 as compared to the corresponding period in 2019 due to a decrease in project related solutions containing hardware and consumable sales primarily to law enforcement customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased $937,000 during the year ended December 31, 2020 as compared to the corresponding period in 2019, due to an increase in the service element of project related work completed during the year ended December 31, 2020.

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

As discussed more fully elsewhere in this Annual Report, the full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact our ability to close sales transactions and on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

During the year ended December 31, 2020, we have focused on strategically updating our products with the latest mobile and cloud technology prioritized by market opportunities. We relaunched ImageWare Authenticate (formerly GoVerify ID®) in July 2020. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our ImageWare Authenticate solution. Additionally, we have focused on the integration of the suite of products that comprise our Identity Platform. Throughout 2021 we plan to continue to enhance our Identity Platform products, including our EPI (our biometric smart access cards) and law enforcement offerings by leveraging cloud and mobile technologies to improve both functionality and value to the customer. Management believes that these initiatives will result in the expansion of our solutions into both law enforcement and non-governmental sectors including commercial, consumer and healthcare applications, further resulting in additional implementations of both our ImageWare Authenticate products and Identity Platform products.

 Maintenance Revenue
	Twelve Months Ended December 31,
Maintenance Revenue	2020	2019	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$2,554	$2,583	$(29)	(1)%

Maintenance revenue was approximately $2,554,000 for the year ended December 31, 2020, as compared to approximately $2,583,000 for the corresponding periods in 2019. For the year ended December 31, 2020, identity management maintenance revenue was approximately $1,264,000 as compared to $1,275,000 for the comparable period in 2019. The decrease of $11,000   in identification software maintenance revenue for the year ended December 31, 2020 as compared to the corresponding period of 2019 is reflective of the expiration of certain maintenance contracts combined with the timing of the commencement of maintenance services related to a certain customer. The decrease of $18,000 in law enforcement maintenance revenue for the year ended December 31, 2020 as compared to the corresponding period of 2019 is reflective of the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Twelve Months Ended December 31,
Cost of Product Revenue:	2020	2019	$ Change	% Change
(dollars in thousands)
Software and royalties	$54	$36	$18	50%
Percentage of software and royalty product revenue	6%	7%
Hardware and consumables	$52	$66	$(14)	(21)%
Percentage of hardware and consumables product revenue	62%	69%
Services	$694	$116	$578	498%
Percentage of services product revenue	54%	34%
Total product cost of revenue	$800	$218	$582	267%
Percentage of total product revenue	36%	24%

The cost of software and royalty product revenue increased approximately $18,000 from higher software and royalty revenue for the year ended December 31, 2020 of approximately $383,000 due to a significant percentage of the revenue increase containing solutions with extremely minimal third-party software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of product revenue for our hardware and consumable sales during the year ended December 31, 2020 decreased approximately $14,000 as compared to the corresponding period in 2019 due primarily to lower hardware and consumable product revenue of approximately $12,000 during the 2020 period.

The cost of services revenue increased approximately $578,000 during the year ended December 31, 2020 as compared to the corresponding period in 2019 due to higher service revenue of approximately $937,000. Cost of services revenue as a percentage of service revenue increased to 54% for the year ended December 31, 2020 as compared to 34% for the corresponding 2019 period. This increase reflects the one-time impact of additional service costs incurred in the completion of the service element for a particular customer. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Twelve Months Ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Total maintenance cost of revenue	$448	$425	$23	5%
Percentage of total maintenance revenue	18%	16%

Cost of maintenance revenue increased approximately $23,000 during the year ended December 31, 2020 as compared to the corresponding period in 2019 despite lower maintenance revenue of approximately $29,000. This increase is reflective of higher maintenance labor costs incurred during the year ended December 31, 2020 as compared to the corresponding period in 2019 due primarily to the composition of engineering resources used in the provision of maintenance services.

Product Gross Profit

	Twelve Months Ended December 31,
Product gross profit	2020	2019	$ Change	% Change
(dollars in thousands)
Software and royalties	$818	$453	$365	81%
Percentage of software and royalty product revenue	94%	93%
Hardware and consumables	$32	$30	$2	7%
Percentage of hardware and consumables product revenue	38%	31%
Services	$581	$222	$359	162%
Percentage of services product revenue	46%	66%
Total product gross profit	$1,431	$705	$726	103%
Percentage of total product revenue	64%	76%

Software and royalty gross profit increased 81% or approximately $365,000 for the year ended December 31, 2020 as compared to the corresponding period in 2019, due primarily to higher software and royalty revenue of approximately $383,000 combined with higher software and royalty cost of revenue of $18,000 for the same period. This revenue increase with only a minimal increase in software and royalty cost of revenue reflects extremely low third-party software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumables gross profit increased approximately $2,000 for the year ended December 31, 2020, as compared to the 2019 period, due primarily to lower hardware and consumable revenue of approximately $12,000 combined with lower cost of hardware and consumable revenue of approximately $14,000. These decreases result from a decrease in project related solutions containing hardware and consumable components.

Services gross profit increased approximately $359,000 for the year ended December 31, 2020 as compared to the corresponding period in 2019 due to higher service revenue of approximately $937,000 combined with higher service cost of revenue of $578,000 for the year ended December 31, 2020 as compared to the corresponding period in 2019. The decrease in services gross profit as a percentage of services revenue from 66% in the year ended December 31, 2019 to 46% in the corresponding period of 2020 reflects the one-time impact of additional service costs incurred in the completion of the service element for a particular customer. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Gross Profit

Maintenance gross profit	Twelve Months Ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Total maintenance gross profit	$2,106	$2,158	$(52)	(2)%
Percentage of total maintenance revenue	82%	84%

Gross profit related to maintenance revenue decreased 2% or approximately $52,000 for the year ended December 31, 2020 as compared to the corresponding period in 2019. This decrease reflects lower maintenance revenue of approximately $29,000 combined with higher cost of maintenance revenue of approximately $23,000. The decrease in maintenance revenue results from the timing of maintenance revenue recognition related to a certain customer combined with the expiration of certain maintenance contracts. The increase cost of maintenance revenues for the year ended December 31, 2020 as compared to the corresponding period in 2019 is due primarily to the composition of engineering resources used in the provision of maintenance services. The decrease in maintenance revenue results from the timing of maintenance revenue recognition related to a certain contract. Maintenance gross profit can change from period to period depending upon both the level and complexity of engineering resources utilized in the provision of the maintenance services.

Operating Expense

	Twelve Months Ended December 31,
Operating expense	2020	2019	$ Change	% Change
(dollars in thousands)
General and administrative	$4,102	$3,614	$488	14%
Percentage of total net revenue	86%	103%
Sales and marketing	$2,936	$3,937	$(1,001)	(25)%
Percentage of total net revenue	61%	112%
Research and development	$5,706	$7,488	$(1,782)	(24)%
Percentage of total net revenue	119%	214%
Depreciation and amortization	$72	$71	$1	1%
Percentage of total net revenue	2%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar increase of approximately $488,000 in general and administrative expense for the year ended December 31, 2020 as compared to the corresponding period in 2019 is comprised of the following major components:

●
Overall decrease in personnel related expense of approximately $55,000 is due to reductions in employer contributions to employee benefit plans of approximately $230,000 offset by higher personnel expenses of approximately $175,000 due to the effects of various senior management changes;

●
Increases in professional services of approximately $252,000 which includes higher legal fees of approximately $197,000, higher patent-related  legal and other fees of approximately $155,000 resulting from the Company’s efforts to monetize certain patents, higher contractor and contract service expenses of approximately $23,000 and higher general corporate expense of $16,000 offset by reductions in Board of Director fees of approximately $6,000, lower investor and public relations fees of approximately $106,000 and lower audit fees of approximately $27,000,

●
Increase in insurances, licenses, dues, rent, office related costs and other of approximately $21,000;

●
Increase in financing expense of approximately $66,000; and

●
Increase in stock-based compensation expense related to options and restricted stock units ("RSU’s") of approximately $204,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

Sales and Marketing Expense

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development personnel.

The dollar decrease of approximately $1,001,000 during the year ended December 31, 2020 as compared to the corresponding period in 2019 is primarily comprised of the following major components:

●
Decrease in personnel related expense of approximately $369,000 driven primarily by headcount reductions;

●
Decrease in contractor and contract services of approximately $388,000 resulting from lower contract service expense of approximately $303,000 which includes lower dues and subscription expense, and reduced utilization of certain sales consultants of approximately $85,000.;

●
Decrease in travel, trade show expense and office related expense of approximately $257,000;

●
Decrease in stock-based compensation expense of approximately $45,000; and

●
Increase in our Mexico sales office expense of approximately $58,000 due to certain personnel separation expenses.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs.

Research and development expense decreased approximately $1,782,000 for the year ended December 31, 2020, as compared to the corresponding period in 2019, due primarily to the following major components:

●
Decrease in personnel related expense of approximately $1,092,000 due to headcount reductions;

●
Decrease in contractor fees and contract services of approximately $537,000;

●
Decrease in rent, office related expense and engineering tools and supplies of approximately $128,000; and

●
Decrease in stock based-compensation expense of approximately $25,000.

Depreciation and Amortization

During the year ended December 31, 2020, depreciation and amortization expense increased approximately $1,000 as compared to the corresponding period in 2019. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the year ended December 31, 2020, we recognized interest income of $2,000 and interest expense of $104,000. Interest expense for the year ended December 31, 2020 was comprised of approximately $94,000 on our related party notes payable and approximately $10,000 on notes payable under the PPP Loan program. For the year ended December 31, 2019, we recognized interest income of $90,000 and interest expense of $0.

 Other Expense

For the year ended December 31, 2020, we recognized other income of approximately $0 and other expense of approximately $4,000. Other expense for the year ended December 31, 2020 is comprised of approximately $4,000 in late payment penalty fees.

For the year ended December 31, 2019, we recognized other income of approximately $0 and other expense of $1,000. Other expense for the year ended December 31, 2019 is comprised of approximately $1,000 in foreign transaction expense.

Change in Fair Value of Derivative Liabilities

For the year ended December 31, 2020, we recognized approximately $369,000 from the decrease of derivative liabilities arising from the consummation of the Series C Convertible Preferred Stock financing in September 2019 (“Series C Financing”). Such decrease was determined by management using fair value methodologies and is included as non-cash income under the caption “Change in fair value of derivative liabilities” in our consolidated statement of operations for twelve months ended December 31, 2020. Also for the year ended December 31, 2020, we recognized approximately $1,883,000 from the change in fair value of derivative liabilities arising from the Series D Financing. Such decrease was determined by management using fair value methodologies and is included as non-cash income under the caption “Change in fair value of derivative liabilities” in our consolidated statement of operations for twelve months ended December 31, 2020.

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

Income Tax Expense

During the years ended December 31, 2020 and 2019, we recorded an expense for income taxes of $7,000 and $10,000, respectively. These tax expenses relate to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

We have incurred consolidated pre-tax losses during the years ended December 31, 2020, and 2019, and have incurred operating losses in all prior periods. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized and has established a full valuation allowance for any tax benefits. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity, Capital Resources and Going Concern

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of SaaS capabilities for existing products as well as general working capital. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain income from operations.

Lincoln Park Capital Fund, LLC

On April 28, 2020, the Company entered into a purchase agreement, and as amended on June 11, 2020 (the “Lincoln Purchase Agreement”), and a registration rights agreement (the “Lincoln Registration Rights Agreement”) with Lincoln Park Capital fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park committed to purchase up to $10,250,000 of our Common Stock.

Under the terms and subject to the conditions of the Lincoln Purchase Agreement, including stockholder approval of an amendment to the Company’s Certificate of Incorporation, as amended from time to time (the "Certificate of Incorporation"), to increase the number of shares of the Company’s capital stock to 350 million shares, obtained from our shareholders effective June 9, 2020, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,250,000 of shares of Common Stock. Future sales of Common Stock under the Lincoln Purchase Agreement, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on July 8, 2020, and the other conditions set forth in the Purchase Agreement are satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”). During the year ended December 31, 2020, the Company sold an aggregate of 5,700,000 shares of Common Stock to Lincoln Park under the terms of the Lincoln Purchase Agreement resulting in gross cash proceeds to the Company of approximately $918,000.

After the Commencement Date, on any business day over the term of the Lincoln Purchase Agreement, the Company has the right, in its sole discretion, to direct Lincoln Park to purchase up to 125,000 shares of its Common Stock on such business day (the “Regular Purchase”), subject to increases under certain circumstances as provided in the Lincoln Purchase Agreement. The purchase price per share of Common Stock for each such Regular Purchase will be based on prevailing market prices of the Company’s Common Stock immediately preceding the time of sale as computed under the Lincoln Purchase Agreement. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. In addition to Regular Purchases, provided that the Company presents Lincoln Park with a Lincoln Park Purchase Notice for the full amount allowed for a Regular Purchase, the Company may also direct Lincoln Park to make accelerated purchases and additional accelerated purchases as described in the Lincoln Purchase Agreement.

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

The Lincoln Purchase Agreement and the Lincoln Registration Rights Agreement contain customary representations, warranties, agreements and conditions and indemnification obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. The Company issued to Lincoln Park 2,500,000 shares of Common Stock in consideration for entering into the Lincoln Purchase Agreement. Pursuant to this issuance, $400,000 was recorded by the Company as a deferred stock issuance cost. Such amount is recorded in the Company’s consolidated balance sheet under the caption “Other assets”. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Lincoln Purchase Agreement. During the year ended December 31, 2020, the Company recognized approximately $36,000, respectively, as a charge against paid in capital relating to securities sold under the Lincoln Purchase Agreement.

 Due to the terms of the Lincoln Purchase Agreement as described above, management is not currently expecting the related proceeds from the Lincoln Purchase Agreement to be sufficient to sustain operations for an extended period of time.

Series D Preferred Stock Financings

On November 12, 2020 and December 23, 2020, the Company consummated private placements of 12,060 shares of its Series D Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred"), resulting in gross proceeds to the Company of $12.06 million, less fees and expenses (the “Series D Financing”). The gross proceeds included approximately $2.2 million in principal amount due and payable under the terms of certain term loans issued by the Company on September 29, 2020 (“Bridge Notes”), which Bridge Notes were converted into Series D Preferred at Closing (the “Conversion”). The issuance of the Series D Preferred was made pursuant to securities purchase agreements, dated September 28, 2020 (the "Series D Purchase Agreement"), by and between the Company and certain accredited investors (the "Purchasers"), for the sale of the Series D Preferred at a purchase price of $1,000 per share of Series D Preferred. The holders of Series D Preferred may voluntarily convert their shares of Series D Preferred into shares of the Company’s Common Stock at any time that is at least ninety days following the issuance date, at the conversion price calculated by dividing the Stated Value by the conversion price of $0.0583 per share of Common Stock, subject to adjustments as set forth in Section 5(e) of the Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock (the "Series D Certificate"). Dividends on shares of Series D Preferred will be paid prior to any junior securities, and are to be paid at the rate of 4% of the Stated Value (as defined in the Series D Certificate) per share per annum in the form of cash or shares of Series D Preferred.

Concurrently with the execution of the Purchase Agreement, the Company and the Investors executed (i) a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the SEC within thirty days of closing to register the shares of Common Stock issuable upon conversion of the Series D Preferred; (ii) a Series C Exchange Agreement (the "Exchange Agreement"), pursuant to which the Company and certain holders of the Company’s Series C Preferred agreed to exchange their Series C Preferred, with a liquidation preference of approximately $10.0 million, for Series D Preferred at closing; and (iii) a Term Loan and Security Agreement (“Loan Agreement”), pursuant to which each investor signatory thereto agreed to make a term loan to the Company, secured by all assets of the Company, in an amount equal to 20% of such investor’s purchase commitment as set forth in the Purchase Agreement (“Bridge Loan”), which Bridge Loan, plus accrued interest, rolled into, and was used to purchase, Series D Preferred at Closing.

 Bridge Loan

Concurrently with the execution of the Series D Purchase Agreement, the Company and certain investors in the Series D Financing executed the Loan Agreement, pursuant to which each such investor signatory thereto (the "Investors") agreed to the Bridge Loan, secured by all assets of the Company, in an amount equal to 20% of such Investor’s purchase commitment as set forth in the Series D Purchase Agreement, which Bridge Loan, plus accrued interest, rolled into, and was used to purchase, Series D Preferred at Closing. For more information regarding the Series D Purchase Agreement, the Investors, the Loan Agreement, and the Bridge Loan, see Note 1, Description of Business and Operations to the consolidated financial statements.

Pursuant to the Bridge Loan, the Company received proceeds of $2,187,000 in September 2020.  The Bridge Loan bears interest at a fixed rate of 12% and is due and payable in arrears on the earlier of the Loan Conversion Date, as such term is defined in the Loan Agreement, or six months after the disbursement of the Bridge Loan. All amounts due and payable pursuant to the Bridge Loan are automatically convertible, without further action by the Investors, into shares of Series D Preferred at closing at a purchase price of $1,000 for each share of Series D Preferred. The repayment of all amounts due under the terms of the Loan Agreement are secured by all assets of the Company. On November 12, 2020, contemporaneously with the closing of the Series D Preferred Financing, all amounts due under the Bridge Loan were converted into shares of Series D Preferred Stock.

Going Concern and Management’s Plan

At December 31, 2020, we had negative working capital of approximately $19,349,000 as compared to negative working capital of approximately $1,653,000 at December 31, 2019. Included in our negative working capital as of December 31, 2020 are $24,128,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a Change of Control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At December 31, 2020 the Liquidation Preference Amount totaled $22,863,000.

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

To address our working capital requirements, management has instituted several cost cutting measures and has utilized cash proceeds from borrowing under the PPP loan, sales of our Common Shares utilizing the Lincoln Park facility and closing of the Series D Financing to satisfy the Company’s working capital requirements. However, we believe our available cash balances will be insufficient to satisfy our cash requirement for the next twelve months from the date of this filing. To address our working capital requirements, management intends to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities. Other than the Lincoln Purchase Agreement, there are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

However, in view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to generate positive cash flows from operations. The Company, however, operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, operate at a profit or generate positive cash flows in the future. Therefore, management’s plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities was approximately $8,009,000 during the year ended December 31, 2020 as compared to $11,267,000 during the year ended December 31, 2019. During the year ended December 31, 2020, net cash used in operating activities consisted of net loss of $7,253,000 and an increase in working capital and other assets and liabilities of $438,000. Those amounts in addition to approximately $1,194,000 of non-cash income, including $2,252,000 in income from the change in fair value of derivative liabilities offset by $862,000 in stock-based compensation, $72,000 in depreciation and amortization and $124,000 from the application of rent deposits. During the year ended December 31, 2020, we generated cash of $690,000 from decreases in current assets offset by $20,000 from increases in our operating leases right-of-use assets and used cash of $410,000 through decreases in current liabilities and deferred revenue offset by increases of $178,000 in pension liability.

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

Investing Activities

There was no net cash used or generated from investing activities for the year ended December 31, 2020. For the year ended December 31, 2019, we used cash of $31,000 to fund capital expenditures.

Financing Activities

Cash generated from financing activities was approximately $15,475,000 for the year ended December 31, 2020, which consisted of cash of approximately $12,060,000 generated from the sale of 12,060 shares of Series D Preferred. Such amount includes $2,187,000 received by the Company in the form of a Bridge Loan which was converted into shares of Series D Preferred before recognition of approximately $726,000 in cash direct stock issuance costs. We also generated cash of approximately $900,000 from the issuance of related party notes payable and generated cash of $1,571,000 from the issuance of the PPP Loan under the CARES Act. Also in the year ended December 31, 2020, we generated cash of approximately $2,360,000 from the sales of 15,700,000 shares of Common Stock before recognition of approximately $64,000 in direct stock issuance costs. We used cash of approximately $575,000 to repay certain related party notes payable and used cash of approximately $51,000 for the payment of dividends on our Series B Preferred.

Cash generated from financing activities was approximately $6,635,000 for the year ended December 31, 2019, which consisted of cash generated of approximately $166,000 from the exercise of 351,334 stock options resulting in the issuance of 351,334 shares of Common Stock, and cash generated of $6,520,000 from the sale of 5,954,545 shares of Common Stock, offset by cash used of approximately $51,000 for the payment of dividends on our Series B Preferred Stock.

Real Property Leases

Our corporate headquarters is located in San Diego, California, where we now occupy approximately 500 square feet of office space at a cost of approximately $2,000 per month. We entered into this facility’s lease in February 2021 and this new lease commenced on March 1, 2021 and is on a month-to-month basis. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2020:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. The Company extended this lease for a 30-day period and is currently evaluating alternative premises which the Company believes are readily available;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $23,000 per month until the expiration of the lease on February 28, 2023; and

●
183 square feet of office space in Mexico City, Mexico, at a cost of approximately $2,000 per month   until September 30, 2021.

Prior to entering into our current lease agreement in January 2021 and moving our corporate headquarters to a new location, we occupied 8,511 square feet of office space in San Diego, at a cost of approximately $30,000 per month. In January 2021, we entered in a subleasing agreement for our previously occupied corporate headquarters located in San Diego, California. The term of the sublease commences on April 1, 2021 and expires on April 20, 2025 coterminous with the expiration of the Company's master lease. Sublease payments due the Company approximate $26,000 per month over the term of the sublease.

Stock-Based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenue	$15	$13
General and administrative	550	347
Sales and marketing	163	148
Research and development	134	135

Total	$862	$643

Off-Balance Sheet Arrangements

At December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

We had approximately $23,000 and $104,000 in revenue from sources outside the United States for the years ended December 31, 2020 and 2019, respectively. We made payments in foreign currencies to fund our foreign operations of approximately $1,015,000 and $983,000 for the years ended December 31, 2020 and 2019, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020 our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information regarding each of our directors and executive officers.

Name	Age	Title/Position Held with the Company
Kristin Taylor	53	President, Chief Executive Officer, Director
Jay B. Lewis	62	Senior Vice President, Chief Financial Officer
James M. Demitrieus	72	Director
Douglas Morgan	68	Director
Lauren C. Anderson	63	Director

There are no familial relationships between any of the Company’s executive officers and directors listed above.

The following biographical information regarding the foregoing directors and officers of the Company following the Board Restructuring is presented below:

Kristin Taylor, President, Chief Executive Officer and Director. Ms. Taylor serves as our President and Chief Executive Officer since her appointment in March 2020 and as a member of our Board since May 2020, and is a seasoned innovative technology executive with over 20 years of experience in leading organizational modernization and developing go-to-market strategies. She formerly served as Principal of Veritas Lux since November 2019 and principal of Kristin Taylor Consulting since 2012, in which she developed a proprietary algorithmic methodology to weigh and rank the most influential global technical analysts. From 2017 to 2019, Ms. Taylor served as Global Vice President of Worldwide Analyst Relations at IBM and led the efforts to modernize and transform IBM's analyst relations organization to drive revenue, not just influence. From 2013 to 2017, she served as Vice President, Global Analyst and Public Relations at MediaTek, the third largest fabless semiconductor company in the world with a $30 billion market cap, where she led the buildout of a new global Public and Analyst Relations organization to penetrate the North American, European, Latin American, Russian and Indian markets. Prior to that, she served in various positions of increasing responsibility with Qualcomm from 1998 to 2010 including: Head of Industry Analyst Relations, Senior Director of Business Development, and Director of Information Technology. Ms. Taylor developed and commercialized a highly successful embedded computing module, designed for notebook computers which thrust Qualcomm into the computing sector in 2006 to create hundreds of millions of valuation as they expanded from mobile. Ms. Taylor earned her Bachelor's degree in Sociology and Business Management from the University of New Hampshire in Durham, New Hampshire.

Jay B. Lewis, Senior Vice President and Chief Financial Officer.  Mr. Lewis serves as our Senior Vice President and Chief Financial Officer since his appointment on January 8, 2021. On March 23, 2021, Mr. Lewis resigned from his position as Senior Vice President and Chief Financial Officer, effective April 7, 2021. Mr. Lewis has over 20 years of experience as a senior financial officer of high growth public companies, and has raised over $300 million of capital including public and private equity, high-yield and other debt and executed over $400 million of M&A transactions.  Mr. Lewis previously served as the Chief Financial Officer of ID Watchdog, Inc. from 2011 until 2017. ID Watchdog provided subscription-based identity theft protection and resolution services to individuals throughout the United States. Prior to the August 2017 sale to Equifax, Inc. it was a public company traded on the TSX Venture Exchange. As Chief Financial Officer he managed all finance, accounting, public company reporting, investor relations, tax matters and human resources as well as other administrative functions. Prior to ID Watchdog, Lewis served in various senior finance roles, including as Chief Financial Officer of Jones Media Networks, Ltd., which owned cable television networks and the fourth largest network radio company in the United States, and as Vice President of Finance and Treasurer of Jones International, Ltd., a holding company with controlling interests in cable television and other media and technology companies. Mr. Lewis is a Certified Public Accountant, an alumnus of EY, a Big-4 public accounting firm, and holds a Bachelor's degree in accounting from the University of Wyoming.

James M. Demitrieus.  Mr. Demitrieus was appointed as a member of the Board of Directors on November 13, 2020. From March 2018 to present, Mr. Demitrieus has served as Managing Director of Jameson Associates, a specialty investment management and financial advisory firm.  Prior to Jameson, he served in multiple positions at Eyelock Corporation beginning in 2009, including Chief Executive Officer from 2010 to 2018.  Eyelock Corporation provides iris based biometric solutions to various business verticals.  Prior to Eyelock Corporation, he served in various senior executive roles, including as President of Sherwood Valve, a division of Harsco Corporation, and as Chief Executive Officer at Aluma Systems.  Earlier in Mr. Demitrieus’ career, he served in numerous senior accounting and finance roles, including with the public accounting firm of Arthur Andersen & Co.  Mr. Demitrieus holds a Bachelor's in Business Administration from Adelphi University in New York.

Mr. Demitrieus was selected as a member of the Board due to his experience in the field of biometrics, as well as his extensive management, finance and accounting experience, that management believes will provide the Board with valuable insights regarding monetizing the Company’s product offerings and intellectual property.

Douglas Morgan. Mr. Morgan was appointed as a member of the Board of Directors on November 24, 2020. From March 2019 to present, Mr. Morgan has served as an Advisory Board member and Consultant to Clyra Medical Technologies, a biotechnology company specializing in wound healing and antimicrobial solutions, and prior to that as a Consultant to the public parent company, BioLargo (symbol: BLGO) on business strategy and a capital raise.  He is CEO of Performance Strategies, Inc., a business and technology consulting firm where he has worked with companies across numerous sectors including security, payments and biotech, assisting them with financing strategies, market positioning, technology development and IP strategy. Earlier in his career, he helped found Hirsch Electronics, a security systems company known for its patented ScamblePad product.  He served as Hirsch’s VP Engineering managing the development of their entire line of security systems and controllers, and later as a Director helped negotiate Hirsch’s merger with publicly traded Identiv (symbol: INVE) where he again served on the Board of Directors.  He graduated Summa Cum Laude from both MIT with a BS in Computer Science, and Stanford University with an MS in Electrical Engineering, and was also a National Science Foundation Fellow.

Mr. Morgan was selected as a member of the Board due to his past experience in the Security industry, his background in intellectual property development and strategies, and his work and broad experience in business strategy, product definition and market positioning for technology-based companies.

Lauren C. Anderson. Ms. Anderson joined the Company’s Board in February 2021. She is the founder and Chief Executive Officer of LC Anderson International Consulting, founded in 2013. Ms. Anderson, a former Federal Bureau of Investigation ("FBI") Senior Executive, has a background in high risk, complex, domestic, and international environments and currently serves as an advisor to the U.S. Comptroller General at the Government Accountability Office on international security, intelligence, criminal justice, law enforcement, and women’s leadership. Ms. Anderson also serves as an advisor and special skilled role player for the U.S. Army, and she is an advisor with Stellar Solutions. Ms. Anderson worked in various leadership roles for the FBI from February 1984 until December 2012, and was the FBI Legal Attaché at United States Embassies in France and Morocco from March 2002 through November 2006. Ms. Anderson holds numerous professional awards and certifications, including achievement awards from the Director of National Intelligence, Legal Momentum, LIM College and Muhlenberg College. She is a member of the Council on Foreign Relations, a director emeritus for the Women's Forum of NY, served as a judge for the Women's Safety XPrize and the Stevie Awards, and is a mentor with the Women's Foreign Policy Group and Girl Security. She holds a security clearance and numerous certifications with the United States government. Ms. Anderson has an Honorary Doctorate of Humane Letters, awarded in 2019, by LIM College, New York City, a Bachelor of Arts in Psychology from Muhlenberg College, in Allentown, Pennsylvania, and completed executive programs at each of Harvard Business School, Northwestern University's Kellogg School of Management, Cambridge Judge Business School, and the George C. Marshall European Center for Security Studies in Garmisch, Germany.

Ms. Anderson was selected as a member of the Board due to her extensive experience as a security expert at the highest level within the Federal government, and her relationships with law enforcement and government agencies, each key markets for the Company.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee set forth above during the past ten years.

Board of Directors; Attendance at Meetings

The Board held four meetings and acted by unanimous written consent five times during the year ended December 31, 2020. Each director attended at least 75% of Board meetings during the year ended December 31, 2020. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders, but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Director Independence

Our Board has determined that all of its current members, other than Ms. Taylor, are “independent” within the meaning of the Nasdaq Stock Market Rules and SEC rules regarding independence.

Board Committees and Charters

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee provides assistance to the Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Demitrieus (Committee Chair), and Morgan, each of whom is a non-management member of our Board. Mr. Demitrieus is also our Audit Committee financial expert, as currently defined under current SEC rules. The Audit Committee met four times during the year ended December 31, 2020.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable Nasdaq Stock Market Rules and SEC rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans. The Compensation Committee currently consists of Messrs. Morgan (Committee Chair) and Demitrieus, each of whom is a non-management member of our Board. The Compensation Committee did not meet during the year ended December 31, 2020. All members of the Compensation Committee currently meet the criteria for independence under the applicable Nasdaq Stock Market Rules and SEC rules and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the members of the Board. The Nominating and Corporate Governance Committee did not meet during the year ended December 31, 2020.

Board Leadership Structure

Our Board has discretion to determine whether to separate or combine the roles of Chief Executive Officer and Chair of the Board. Prior to the appointment of Kristin Taylor as President and Chief Executive Officer on March 2, 2020, and during the year ended December 31, 2019, S. James Miller held the roles of both Chief Executive Officer and Chair of the Board since 1996, and our Board believed that at the time, his combined role was advantageous to the Company and its shareholders. Currently, Ms. Taylor serves as both Chief Executive Officer and Chair of the Board as the Board believes, at this time, her combined role is advantageous to the Company and its shareholders.

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

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2020 and 2019 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2020, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “Named Executive Officers”).

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards(2)(3)		All Other Compensation		Total

Kristin Taylor (4)	2020	$275,000	$-	$-		$-	$11,561	(8)	$286,561
Chief Executive Officer and Chair of the Board	2019	$-	$-	$-		-	$-		$-

Sudheer Koganti	2020	$131,629	$12,500	$-	$		$-		$144,129
Vice President of Engineering	2019	$-	$-	$-		$-	$-		$-

Chris Dickson	2020	$113,352	$10,359	$-	$		$40,680	(9)	$164,391
Vice President of Sales	2019	$-	$-	$-		$-	$-		$-

S. James Miller, Jr. (5)	2020	$227,359	$-	$-		$47,250	$72,665	(10)	$347,274
Former Chair of the Board and Former Chief Executive Officer	2019	$400,856	$-	$-		$-	$16,799		$417,655

Jonathan Morris (6)	2020	$168,000	$-	$-		$-	$-		$168,000
Former Senior Vice President and Chief Financial Officer	2019	$-	$-	$-		$-	$-		$-

David Harding (7)	2020	$152,778	$-	$-		$-	$26,086	(11)	$178,864
Former Vice President and Chief Technical Officer	2019	$275,000	$-	$-		$-	$-		$275,000

(1)
Jay B. Lewis was appointed as Senior Vice President and Chief Financial Officer of the Company on January 8, 2021, after the fiscal year end date of December 31, 2020, and therefore has been excluded from the Summary Compensation Table above. On March 23, 2021, Mr. Lewis resigned from his position as Senior Vice President and Chief Financial Officer, effective April 7, 2021.

(2)	All option awards were granted under the Company’s 2020 Plan or the 1999 Plan.

(3)
The amounts presented in this column do not reflect the cash value or realizable value of option grants to the named executive officers during the year ended December 31, 2020 or 2019. During the year ended December 31, 2020 and 2019, no named executive officer exercised an option and therefore no value was realized during the reporting period. The amounts reflect the grant date fair value of the options awarded in the fiscal years ended December 31, 2020 and 2019, respectively, in accordance with the provisions of FASB ASC Topic 718. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our Common Stock. Historical volatility factors utilized in our Black-Scholes computations for options granted during the years ended December 31, 2020 and 2019 ranged from 57% to 83%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2020 and 2019 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2020 and 2019 was 2.58%. Dividend yield is zero, as we do not expect to declare any dividends on shares of our Common Stock in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate of 5.0% for corporate officers, 4.1% for members of the Board and 15.0% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(4)
Ms. Taylor was appointed as the Company’s President and Chief Executive Officer on March 2, 2020, and received no compensation prior to her employment. Under the terms of Kristin Taylor’s Employment Agreement, dated March 2, 2020, Ms. Taylor is entitled to an option to purchase 1,750,000 shares of Common Stock, which option has not been granted as of the date of this Annual Report, pending the negotiation of a new grant since the consummation of the offering of Series D Preferred in November 2020.

(5)
Effective November 12, 2020, Mr. Miller, Former Chief Executive Officer of the Company, resigned from his position as a member of the Board of Directors of the Company. Although Mr. Miller currently provides consulting services to the Company under the terms of an Amended and Restated Consulting Agreement (“Consulting Agreement”), such Consulting Agreement terminates on April 12, 2021.

(6)
Mr. Morris was appointed as the Company’s Senior Vice President and Chief Financial Officer on May 1, 2020, and received no compensation prior to his employment. Effective December 31, 2020, Mr. Morris’s employment as an officer and employee of the Company was terminated by mutual agreement between Mr. Morris and the Company.

(7)	Effective July 21, 2020, Mr. Harding resigned from his position with the Company.

(8)	Includes group benefits paid to all employees of the Company.

(9)	Includes $31,126 paid to Mr. Dickson in commissions earned during the fiscal year, and $9,554 in group benefits paid to all employees of the Company.

(10)	Includes $39,315 in accrued paid time off paid to Mr. Miller upon his resignation, and $33,350 in group benefits paid to all employees of the Company.

(11)	Includes $17,029 in accrued paid time off paid to Mr. Harding upon his resignation, and $9,057 in group benefits paid to all employees of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the then Named Executive Officers outstanding as of December 31, 2020:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Named Executive Officers (1)

Sudheer Koganti	-	100,000	0.13	7/29/2030	100,000	$-

Chris Dickson	-	100,000	0.13	7/29/2030	100,000	$-

Former Named Executive Officers

David Harding	-	-	$N/A	N/A	-	$-

S. James Miller, Jr.	-	-	$N/A	N/A	-	$-

(1)
Jay B. Lewis was appointed as Senior Vice President and Chief Financial Officer of the Company on January 8, 2021, after the fiscal year end date of December 31, 2020, and therefore has been excluded from the Outstanding Equity Awards at Fiscal Year-End Table above. On March 23, 2021, Mr. Lewis resigned from his position as Senior Vice President and Chief Financial Officer, effective April 7, 2021.

Under the terms of Kristin Taylor’s Employment Agreement, dated March 2, 2020, Ms. Taylor is entitled to an option to purchase 1,750,000 shares of Common Stock, which option has not been granted as of the date of this Annual Report, pending the negotiation of a new grant since the consummation of the offering of Series D Preferred in November 2020.

Employment Agreements

Kristin Taylor. On March 2, 2020, we entered into an employment agreement with Ms. Kristin Taylor, the Company’s President and Chief Executive Officer. This agreement provides for an annual base salary of $330,000 for a period of 24 months effective April 10, 2020. Ms. Taylor’s annual base salary was increased to $350,000 effective February 1, 2021. Ms. Taylor’s employment agreement also provides for (i) the grant of a stock option to purchase 1.75 million shares of the Company's Common Stock, which stock option has not been issued as of the date of this Annual Report. Upon issuance, the stock option shall vest in three equal annual installments beginning one year from the date of the employment agreement; (ii) an annual bonus equal to 100% of Ms. Taylor's annual salary upon meeting the following performance objectives: (a) the Company establishing a major partnership that generates $1.5 million in revenue during the calendar year 2020; (b) the Company achieving positive cash flow by the year ended December 31, 2020; (c) the Company's operating loss being reduced by a minimum of 50% by the year ended December 31, 2020; and (d) total sales exceeding $10.0 million in 2020, with each objective equal to 25% of the total bonus objective. If all performance objectives are met, Ms. Taylor will be granted an additional stock option to purchase 500,000 shares of Common Stock. In the event of termination of her employment other than by reason of death or disability, or for cause, the employment agreement is also anticipated to provide Ms. Taylor with certain severance payments, including continuation of her salary for the greater of one year or the remaining term under her employment agreement.

Jay Lewis. Mr. Lewis joined the Company as its Senior Vice President and Chief Financial Officer on January 7, 2021. The Company and Mr. Lewis are parties to a letter agreement, pursuant to which Mr. Lewis will be paid an annual base salary of $240,000. In addition to other benefits provided to the Company’s executives, he will be issued an option to purchase that number of shares of the Company’s Common Stock equal to not less than 2% of the Company’s fully diluted shares of Common Stock, determined in the discretion of the Board of Directors, at an exercise price based on the fair market value of the Company’s Common Stock on the date of grant. The option shall vest ratably over a three-year period from the date of grant. As of the date of this Annual Report, the Company has not issued the option.

On March 23, 2021, Mr. Lewis resigned from his position as Senior Vice President and Chief Financial Officer, effective April 7, 2021.

Former Named Executive Officers

S. James Miller, Jr. On October 1, 2005, the Company entered into an employment agreement with Mr. Miller, pursuant to which Mr. Miller served as President and Chief Executive Officer until his resignation on March 2, 2020. On March 2, 2020, the Company entered into a Transition Services Agreement (the “Transition Agreement”) with Mr. Miller, whereby Mr. Miller continued to serve the Company as its Executive Chairman of the Board of Directors until May 2, 2021; however, the Transition Agreement was terminated on November 13, 2020, when the Company and Mr. Miller entered into the Consulting Agreement (the “Consulting Agreement”). Under the Consulting Agreement, Mr. Miller is to provide consulting services for up to 16 hours per week in consideration for the payment to Mr. Miller of a monthly consulting fee of $19,000 payable for five months or through until April 12, 2021 (the “Termination Date”). In addition, Mr. Miller is entitled to a commission equal to 1.0% of all amounts actually paid to the Company resulting from certain contracts and/or purchase orders received by the Company prior to the Termination Date, provided the Company receives at least $1.7 million in revenue from such contracts and/or purchase orders. In all cases, the maximum commission that Mr. Miller may receive based on the foregoing is $228,000. In addition, Mr. Miller was entitled to 525,000 vested restricted stock units (“RSUs”), and his remaining 262,000 RSUs were terminated.

David Harding. On January 1, 2013, the Company entered into an Employment Agreement with Mr. David Harding, pursuant to which Mr. Harding served as the Company’s Vice President and Chief Technical Officer until his resignation on July 21, 2020. The Agreement was originally for a one-year term, ending on December 31, 2013; however, the Agreement was amended to extend the expiration date to December 31, 2020. Under the terms of the Agreement, Mr. Harding was paid a semi-monthly base salary of $9,375. Following his resignation, Mr. Harding received his then current salary accrued through the effective date of his resignation, plus accrued compensation in connection with unused vacation.

For purposes of the above-referenced agreements, termination for “cause” means the executive’s commission of a criminal act or an act of fraud, embezzlement, breach of trust or other act of gross misconduct; violations of policies or rules of the Company; refusal to follow the direction given by the Company from time to time or breach of any covenant or obligation under the above-referenced agreements or other agreements with the Company; neglect of duty; misappropriation, concealment, or conversion of any money or property of the Company; intentional damage or destruction of property of the Company; reckless conduct which endangers the safety of other persons or property during the course of employment or while on premises leased or owned by the Company; or a breach of any obligation or requirement set forth in the above-referenced agreements. A “change in control” as used in these agreements generally means the occurrence of any of the following events: (i) the acquisition by any person or group of 50% or more of the Company’s outstanding voting stock; (ii) the consummation of a merger, consolidation, reorganization, or similar transaction other than a transaction: (1) in which substantially all of the holders of the Company’s voting stock hold or receive directly or indirectly 50% or more of the voting stock of the resulting entity or a parent company thereof, in substantially the same proportions as their ownership of the Company immediately prior to the transaction, or (2) in which the holders of the Company’s capital stock immediately before such transaction will, immediately after such transaction, hold as a group on a fully diluted basis the ability to elect at least a majority of the directors of the surviving corporation (or a parent company); (iii)  there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of the Company and the Company’s subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of the Company and the Company’s subsidiaries to an entity, 50% or more of the combined voting power of the voting securities of which are owned by the Company’s shareholders in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or (iv)  individuals who, on the date the applicable agreement was adopted by the Board, are directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the directors; provided, however, that if the appointment or election (or nomination for election) of any new director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of the applicable agreement, be considered as a member of the Incumbent Board.

Other than as set forth above, there were no arrangements or understandings between the Company’s Named Executive Officers and any other person pursuant to which they were appointed as officers as of December 31, 2020. None of the Company’s Named Executive Officers as of December 31, 2020 had a family relationship that is required to be disclosed under Item 401(d) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 12, 2021, we had five classes of voting stock issued and outstanding: (i) Common Stock; (ii) our Series A Preferred; (iii) our Series A-1 Preferred; (iv) our Series B Preferred; and (v) our Series D Preferred. The following tables sets forth information regarding shares of Series A Preferred, Series A-1 Preferred, Series B Preferred, Series D Preferred and Common Stock beneficially owned as of March 12, 2021.

The following tables set forth information regarding shares of Series A Preferred, Series A-1 Preferred, Series B Preferred, Series D Preferred, and Common Stock beneficially owned as of March 12, 2021 by

(i)
Each of our officers and directors;

(ii)
All officer and directors as a group; and

(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock, Series A Preferred, Series A-1 Preferred, Series B Preferred and Series D Preferred.

Percent ownership is calculated based on 6,148.7 shares of Series A Preferred, 5,922.0 shares of Series A-1 Preferred, 239,400 shares of Series B Preferred, 22,661.3 shares of Series D Preferred and 274,959,927 shares Common Stock outstanding as of March 12, 2021.

Beneficial Ownership of Series A Preferred Name, Address and Title (if applicable) (1)	Series A Preferred Stock (2)(3)	% Ownership of Class (3)
5% Shareholders:

CAP 1 LLC (4) 14000 Quail Spring Parkway, Suite 2200 Oklahoma City, OK 73134	750	12.2%
Wynnefield Partners (5) 450 7th Ave. Suite 509 New York, NY, 10123	375	6.1%
Charles Frischer 4404 52nd Avenue NE Seattle, WA 98105	576	9.4%
Neal Goldman 767 Third Avenue, 16th Floor New York, NY 10017	2,358.5	38.4%

  * less than 1%

(1)
Each of the Company’s Named Executive Officers and directors who do not hold shares of Series A Preferred are excluded from this table. The business address of each of the executive officers and directors is 11440 W. Bernardo Court, Suite 300, San Diego, California 92127.

(2)
In connection with a private placement transaction completed in November and December 23, 2020 (the “Series D Financing”), all of the outstanding shares of Series A-1 Preferred will be converted into shares of Common Stock over a period of time with 100% of the such outstanding shares being converted by August 1, 2021.

(3)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(4)
Mr. David Sackler, President of CAP I LLC, may be deemed to have voting and investment discretion over the securities identified herein.

(5)
Wynnefield Partners owns shares in its Wynnefield Partners SmallCap Value Fund, Wynnefield Partners SmallCap Value LP 1 Funds, and its Wynnefield SmallCap Value Offshore Fund.

Beneficial Ownership of Series A-1 Preferred Name, Address and Title (if applicable)(1)	Series A-1 Preferred Stock(2)(3)	% Ownership of Class (3)

5% Shareholders:

CAP 1 LLC (4) 14000 Quail Spring Parkway, Suite 2200 Oklahoma City, OK 73134	750	12.7%
Wynnefield Partners (5)	375	6.3%
450 7th Ave. Suite 509 New York, NY, 10123
Charles Frischer 4404 52nd Avenue NE Seattle, WA 98105	576.5	9.7%
Neal Goldman 767 Third Avenue, 16th Floor New York, NY 10017	2,358.5	39.8%

(1)
Each of the Company’s Named Executive Officers and directors who do not hold shares of Series A-1 Preferred are excluded from this table. The business address of each of the executive officers and directors is 11440 W. Bernardo Court, Suite 300, San Diego, California 92127.

(2)
In connection with the Series D Financing, all of the outstanding shares of Series A-1 Preferred will be converted into shares of Common Stock over a period of time with 100% of such outstanding shares being converted by August 1, 2021.

(3)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(4)
Mr. David Sackler, President of CAP I LLC, may be deemed to have voting and investment discretion over the securities identified herein.

(5)
Wynnefield Partners owns shares in its Wynnefield Partners SmallCap Value Fund, Wynnefield Partners SmallCap Value LP 1 Funds, and its Wynnefield SmallCap Value Offshore Fund.

Beneficial Ownership of Series B Preferred Name, Address and Title (if applicable) (1)	Series B Preferred Stock (2)	% Ownership of Class (2)
Darrelyn Carpenter	28,000	12%
Howard Harrison	20,000	8%
Wesley Hampton	16,000	7%
Frederick C. Orton	20,000	8%

(1)
Each of the Company’s Named Executive Officers and directors who do not hold shares of Series B Preferred are excluded from this table. The business address of each of the executive officers and directors is 11440 W. Bernardo Court, Suite 300, San Diego, California 92127.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series D Preferred	Series D Preferred	% Ownership of
Name, Address and Title (if applicable) (1)	Stock (2)	Class (2)

Blackwell Partners LLC (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	2,421.7	10.7%
Nantahala Capital Partners Limited Partnership (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	945.4	4.2%
Nantahala Capital Partners II Limited Partnership (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	2,755.9	12.2%
Nantahala Capital Partners SI LP (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	7,146.9	31.5%
NCP QR LP (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	1,095.5	4.8%
Plum Investments L.P. (4)
1807 S. San Gabriel Blvd.
San Gabriel, CA 91776	1,509.0	6.7%
Silver Creek CS SAV, L.L.C. (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	721.6	3.2%

* less than 1%

(1)
Each of the Company’s Named Executive Officers and directors who do not hold shares of Series D Preferred are excluded from this table.

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

(4)
Tom Y. Lee, G.P. of Plum Investments L.P., may be deemed to hold voting and dispositive power over the shares identified herein.

Beneficial Ownership of Common Stock
	Number	Percent
Name and Address	of Shares (1)	of Class (2)
Directors and Named Executive Officers:
Kristin Taylor, President and Chief Executive Officer	-	*
Jay Lewis, Senior Vice President and Chief Financial Officer	-	*
James M. Demitrieus	-	*
Douglas Morgan	-	*
Lauren C. Anderson	-	*

Total beneficial ownership of Directors and Named Executive Officers as a group (five persons):	-	*

5% Shareholders:
Blackwell Partners LLC (3)(4) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	42,426,169	15.46%
Nantahala Capital Partners Limited Partnership (5)(4) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	16,652,077	6.1%
Nantahala Capital Partners II Limited Partnership (6)(4) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	48,134,518	17.57%
Nantahala Capital Partners SI LP (7)(4) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	125,675,253	46.2%
NCP QR LP (8)(4) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	19,473,850	7.2%
Neal Goldman (9) 767 Third Avenue, 16th Floor New York, NY10017	86,667,547	28.9%
Plum Investments (10) 1807 S. San Gabriel Blvd. San Gabriel, CA 91776	39,421,295	14.5%
Silver Creek CS, SAV, L.L.C (11)(4) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	12,744,891	4.7%
W Ryan Goldman (12) 570 Lawrence Ave Westfield, NJ. 07060	17,152,659	6.3%
Shellback Financial (13) 16045 54th Ave N Minneapolis, MN. 55446	17,255,575	6.3%

* less than 1%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options, warrants, or other convertible securities that have not vested, are not convertible, or that are not otherwise exercisable as of the date hereof, or which will not become vested, convertible or exercisable within 60 days of March 12, 2021.

(2)
Percentages are rounded to the nearest one-tenth of one percent. Percentages are based on 272,239,927 shares of Common Stock outstanding as of March 12, 2021. Options, warrants, and other convertible securities that are presently convertible or exercisable, or convertible or exercisable within 60 days of March 12, 2021 are deemed to be beneficially owned by the shareholder holding the options, warrants, or other convertible securities for the purpose of computing the percentage ownership of that shareholder, but are not treated as outstanding for the purpose of computing the percentage of any other shareholder.

(3)
Includes 41,538,593 shares issuable upon the conversion of approximately 2,421.7 shares of Series D Preferred issued in the Series D Financing, of which 1,280 shares of Series D Preferred were received in exchange for 128 shares of Series C Preferred on November 12, 2020.

(4)
Nantahala Capital Management, LLC is a Registered Investment Adviser and has been delegated the legal power to vote and/or direct the disposition of securities on behalf of this entity as a General Partner or Investment Manager and would be considered the beneficial owner of such securities. Wilmot B. Harkley and Daniel Mack, as principles of Nantahala Capital Management, LLC, may be deemed to hold voting and dispositive power over the shares identified herein. The above shall not be deemed to be an admission by the record owners or these selling shareholders that they are themselves beneficial owners of these shares of securities for purposes of Section 13(d) of the Exchange Act or any other purpose.

(5)	Includes 16,216,124 shares issuable upon the conversion of approximately 945.4 shares of Series D Preferred.
(6)	Includes 47,271,012 shares issuable upon the conversion of approximately 2,755.9 shares of Series D Preferred.
(7)
Includes 122,588,336 shares issuable upon the conversion of approximately 7,146.9 shares of Series D Preferred issued in the Series D Financing, of which 3,970 shares of Series D Preferred were received in exchange for 397 shares of Series C Preferred on November 12, 2020.

(8)	Includes 18,790,738 shares issuable upon the conversion of approximately 1,095.5 shares of Series D Preferred.
(9)
Includes 11,792,500 shares issuable upon the conversion of Series A Preferred, 11,792,500 shares issuable upon the conversion of Series A-1 Preferred, 4,006,861 shares issuable upon the conversion of Series D Preferred, and 112,838 shares issuable upon the exercise of warrants exercisable within 60 days of March 12, 2021. Mr. Goldman exercises sole voting and dispositive power over 72,158,770 shares, including the aforementioned Series A conversion shares, Series A-1 conversion shares, Series D conversion shares, stock options and warrants, and shared voting and dispositive power over 14,508,777 reported shares, of which 3,000,000 shares are owned by the Goldman Family 2012 GST Trust, 11,361,077 are held in an individual retirement account, and 147,700 shares are owned by The Neal and Marlene Goldman Foundation.

(10)
Includes 25,883,362 shares issuable upon the conversion of 1,509 shares of Series D Preferred. Tom Y. Lee, G.P. of Plum Investments L.P., may be deemed to hold voting and dispositive power over the shares identified herein.

(11)	Includes 12,377,358 shares issuable upon the conversion of approximately 721.6 shares of Series D Preferred.
(12)	Includes 17,152,659 shares issuable upon the conversion of approximately 1,000 shares of Series D Preferred.

(13)	Includes 17,255,575 shares issuable upon the conversion of approximately 1,006 shares of Series D Preferred.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes Payable

Factoring Agreement

On February 12, 2020, the Company entered into a factoring agreement (the "Factoring Agreement") with a former member of the Company’s Board of Directors (the "Factoring Lender"). Under the Factoring Agreement, the Company received $350,000 in proceeds (the "Factoring Principal") in the form of a loan, bearing interest at a rate of 1% for every seven days until the Factoring Principal and accrued interest are paid in full, with a maturity date of March 4, 2020. Pursuant to the Factoring Agreement, repayment of the Factoring Principal and accrued interest was secured by certain of the Company’s trade accounts receivable approximating $500,000 (the "Factoring Collateral"). During the twelve months ended December 31, 2020, the Company recorded approximately $45,000 in interest expense related to the Factoring Agreement. In May 2020, the Company repaid $35,000 in accrued interest to the Factoring Lender. As a condition to the consummation of the Company's offer and sale (the "Closing") of shares of its Series D Convertible Preferred Stock, par value $0.01 ("Series D Preferred") (the "Series D Financing"), the Factoring Lender agreed to settle the entire Factoring Principal plus accrued interest and release the Company from liabilities due under the Factoring Agreement in exchange for a one-time payment of $360,000 (the "Factoring Settlement") to be made upon the Closing, and out of the proceeds, of the Series D Financing. On November 16, 2020, the Company fulfilled its obligation under the Factoring Settlement, thereby releasing it from its obligation under the Factoring Agreement.

Convertible Promissory Notes

During the year ended December 31, 2020, the Company received advances from another former member of the Board of Directors (the "Board Lender") in the aggregate amount of $450,000. On June 29, 2020, the Company executed a promissory note (the "Board Note") in the favor of the Board Lender in the principal amount of $450,000 (the "Board Note Principal"), pursuant to which the Board Note Principal accrued simple interest at the rate of 5% per annum and was convertible into shares of the Company's Common Stock at $0.16 per share of Common Stock at the election of the Board Lender. The Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million.

Also, during the year ended December 31, 2020, the Company received advances from an additional former member of the Board of Directors (the "Second Board Lender") in the aggregate amount of $100,000. On June 29, 2020, the Company executed a promissory note (the "Second Board Note", and collectively with the Board Note, the "Board Notes") in the principal amounts of $100,000 (the "Second Board Note Principal"), pursuant to which the Second Board Note Principal accrued simple interest at the rate of 5% per annum and was convertible into shares of the Company’s Common Stock at $0.16 per share of Common Stock at the election of the Second Board Lender. The Second Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million.

On November 12, 2020, in connection with the Closing of the Series D Financing, the Board Lenders entered into (i) Debt Exchange Agreements (collectively, the "Debt Exchange Agreements"), and (ii) Satisfaction and Release Agreements (collectively, the "Release Agreements"), for the purpose of satisfying certain obligations of the Company arising under (i) the Board Note, and (ii) the Second Board Note. Pursuant to the Debt Exchange Agreements and Release Agreements: (a) one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000 was converted into 231.6 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, with the remaining one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000, to be paid to the Board Lender in cash out of proceeds of the Series D Financing, in full satisfaction of the Company's obligations under the Board Note; and (b) the entire Second Board Note Principal plus accrued interest, totaling approximately $103,000, was converted into 102.8 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, in full satisfaction of the Company's obligations under the Second Board Note.

Professional Services Agreement

               During the year ended December 31, 2020, the Company entered into professional services agreement with a firm affiliated with a member of the Company’s Board at the time the parties entered into the agreement. The Company made no payments pursuant to this agreement during the twelve months ended December 31, 2020 and has made approximately $34,000 during 2021. The Company anticipates no further payments for the remainder of 2021.

Review, Approval or Ratification of Transactions with Related Persons

As provided in the charter of our Audit Committee, it is our policy that we will not enter into any transactions required to be disclosed under Item 404 of the SEC’s Regulation S-K unless the Audit Committee or another independent body of our Board first reviews and approves the transactions.

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2020 and 2019 by Mayer Hoffman McCann P.C. (“MHM”), the Company’s independent registered public accounting firm. Substantially all of MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

	Fiscal Year Ended
	2020	2019

Audit fees	$291,000	$374,000

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

Total Fees	$291,000	$374,000

The Audit Committee of the Company’s Board of Directors approved all fees described above.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, currently MHM. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

During 2019, the Audit Committee has applied the de minimis exception to fees paid of approximately $2,000 or 1% total fees paid to the Company’s independent accountant. Such fees relate to tax return preparation fees for one of the Company’s dormant foreign subsidiaries. There were no such fees paid in 2020.

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

3.13
Amended and Restated Certificate of Incorporation of ImageWare Systems, Inc., dated November 12, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 18, 2020).

3.14
Amended and Restated Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of ImageWare Systems, Inc., dated November 12, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated November 18, 2020).

3.15
Amended and Restated Certificate of Designations, Preferences, and Rights of Series A-1 Convertible Preferred Stock of ImageWare Systems, Inc., dated November 12, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, dated November 18, 2020).

3.16
Amended and Restated Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of ImageWare Systems, Inc., dated November 12, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, dated November 18, 2020).

3.17
Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock of ImageWare Systems, Inc., dated November 12, 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K, dated November 18, 2020).

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

10.55	Employment Agreement between the Company and Kristin Taylor, dated April 10, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 15, 2020).
10.56
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

10.58
Note Payable Agreement by and between ImageWare Systems, Inc. and COMERICA BANK, dated April 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 11, 2020).

10.59
Consulting Agreement by and between ImageWare Systems, Inc. and S. James Miller, dated November 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 18, 2020).

10.60
Debt Exchange Agreement and Satisfaction and Release by and between ImageWare Systems, Inc. and S. James Miller, dated November 12, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 18, 2020).

10.61
Debt Exchange Agreement and Satisfaction and Release by and between ImgeWare Systems, Inc. and Neal Goldman, dated November 12, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 18, 2020).

10.62	Amendment to the ImageWare Systems, Inc. 2020 Omnibus Equity Incentive Plan
21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 2, 2021	ImageWare Systems, Inc. /s/ Kristin Taylor
Kristin Taylor
Chief Executive Officer (Principal Executive Officer) and President

Date: April 2, 2021	/s/ Jay Lewis
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 2, 2021	/s/ James Demitrieus
James Demitrieus
Director

Date: April 2, 2021	/s/ Douglas Morgan
Douglas Morgan
Director

Date: April 2, 2021	/s/ Lauren C. Anderson
Lauren C. Anderson
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

ImageWare Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ImageWare Systems, Inc. (“Company”) as of December 31, 2020 and 2019, and the related consolidated  statements of operations, comprehensive loss, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Preferred Shares

As described further in Note 13 to the financial statements, the Company issued 22,863 shares of Series D Convertible Preferred Stock during the year ended December 31, 2020. The accounting for the transaction was complex, as it required the identification and assessment as to whether embedded features were required to be recognized separately and therefore, also were required to be recorded at fair value. The Company determined that the embedded conversion option, redemption option and participating dividend feature contained in the Series D Convertible Preferred Stock host instrument were required to be recognized separately as derivative liabilities at fair value.   The determination of fair value involved using complex valuation methodologies that incorporate significant assumptions which include the expected volatility of the Company’s common stock and the probability of certain conditions or events occurring.

We identified auditing the Company’s evaluation of the accounting for the embedded features included in the Series D Convertible Preferred Stock and the methods and assumptions used to estimate the fair value of the resulting derivative liability as a critical audit matter. The principal consideration for this determination was the degree of judgment involved by management in determining if the host contract was more akin to debt or equity and the development of the assumptions necessary to estimate the fair value of the derivative liability which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence for the accounting and estimated fair value.

The primary procedures we performed to address this critical audit matter included:

●
Reading the underlying Series D Convertible Preferred Stock agreements to understand the terms and conditions, economic substance, and identify embedded features requiring evaluation.

●
Testing management’s application of the relevant accounting guidance to assess if the embedded features require accounting as derivative financial instruments and applying our understanding of each.

●
Obtaining an understanding of management’s process for developing the estimated fair value, including understanding the reasons the method was selected by the Company, identifying the significant assumptions used to determine the fair value estimate, and the application of those assumptions in the related method, and evaluating the appropriateness of each.

●
Testing the data used in developing the fair value estimate, including procedures to determine whether the data was complete and accurate and sufficiently precise.

●
Evaluating the significant assumptions used in developing the fair value estimate, including:

o
Evaluating whether management’s estimation of the probability of whether certain conditions or events were reasonable as of each valuation date.

o
Comparing the forecasted volatility of the Company’s common stock price to its historical volatility.

●
Involving the use of valuation professionals with specialized skill and knowledge to assist in the evaluation of management’s process, selected method, and inputs and assumptions used in the method.

Modification of Preferred Shares

As described in Note 2 and Note 14 to the financial statements, during the year ended December 31, 2020 the Company amended the terms of its Series A and Series A-1 Preferred Stock. In addition, the Company converted the Series C Preferred Stock into shares of Series D Preferred Stock. The accounting for the transactions was complex due to a lack of authoritative guidance on the accounting for preferred stock modifications and extinguishments within US GAAP. Additionally, the transactions required an estimation of the fair value of Series A, Series A-1, and Series D Preferred Stock.

We identified auditing the Company’s accounting for the modification of the Series A and A-1 preferred shares, the conversion of the Series C Preferred Stock into Series D Preferred Stock, and the corresponding fair value estimates of the Series A, Series A-1, and Series D Preferred Stock as a critical audit matter. The principal consideration for this determination was a combination of the lack of authoritative guidance on accounting for the modification or extinguishment of preferred shares and the judgment involved by management in developing the model and assumptions necessary to estimate of the fair value of the Series A, Series A-1, and Series D Preferred Stock.  This in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s accounting conclusions and the reasonableness of the significant assumptions used by the Company to estimate each fair value and the application of those assumptions within the valuation methods.

The primary procedures we performed to address this critical audit matter included:

●
Reading the underlying preferred share agreements to understand the terms, conditions and economic substance of the transactions.

●
Evaluating whether management’s selection and application of the relevant accounting guidance was reasonable and supportable, applying our understanding of the agreements.

●
Obtaining an understanding of management’s process for developing the estimated fair value of the Series A, Series A-1, and Series D Preferred Stock, including understanding the reasons the methods were selected by the Company, identifying the significant assumptions used to determine the fair value estimates and the application of those assumptions in the related models, and evaluating the appropriateness of each.

●
Testing the data used in developing the fair value estimates, including procedures to determine whether the data was complete and accurate and sufficiently precise.

●
Involving the use of valuation professionals with specialized skill and knowledge to assist in the evaluation of management’s process, selected methods, and inputs and assumptions used in the methods.

/s/ Mayer Hoffman McCann P.C.
We have served as the Company's auditor since 2011.
San Diego, California
April 2, 2021

 IMAGEWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,345	$1,030
Accounts receivable, net of allowance for doubtful accounts of $5 and $7 at December 31, 2020 and 2019, respectively.	577	657
Inventory, net	40	615
Other current assets	196	243
Total Current Assets	9,158	2,545

Property and equipment, net	155	216
Other assets	458	257
Operating lease right-of-use assets	1,557	1,906
Intangible assets, net of accumulated amortization	58	70
Goodwill	3,416	3,416
Total Assets	$14,802	$8,410

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,007	$515
Deferred revenue	903	1,629
Accrued expense	1,130	1,312
Operating lease liabilities, current portion	421	373
Derivative liabilities	24,128	369
Note payable, current portion	918	—
Total Current Liabilities	28,507	4,198

Other long-term liabilities	65	118
Note payable, net of current portion	653	—
Lease liabilities, net of current portion	1,297	1,716
Pension obligation	2,531	2,256
Total Liabilities	33,053	8,288

Mezzanine Equity:
Series C Convertible Redeemable Preferred Stock, $0.01 par value, designated 1,000 shares, 0 and 1,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively; liquidation preference $0 and $10,000 at December 31, 2020 and December 31, 2019, respectively.	—	8,884
Series D Convertible Redeemable Preferred Stock, $0.01 par value, designated
26,000 shares, 22,863 and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively; liquidation preference $22,863 and $0 at December 31, 2020 and 2019, respectively.	1,572	—

Shareholders’ Deficit:
Preferred stock, authorized 5,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and 14,911 and 37,467 shares outstanding at December 31, 2020 and 2019, respectively; liquidation preference $14,911 and $37,467 at December 31, 2020 and 2019, respectively.	—	—
Series A-1 Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and 14,782 and 0 shares outstanding at December 31, 2020 and 2019, respectively; liquidation preference $14,782 and $0 at December 31, 2020 and 2019, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at December 31, 2020 and 2019, respectively; liquidation preference $607 at December 31, 2020 and 2019, respectively.	2	2
Common Stock, $0.01 par value, 1,000,000,000 shares authorized; 180,096,317 and 113,353,176 shares issued at December 31, 2020 and 2019, respectively, and 180,089,613 shares and 113,346,472 shares outstanding at December 31, 2020 and 2019, respectively.	1,801	1,133
Additional paid-in capital	193,652	195,079
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,989)	(1,741)
Accumulated deficit	(213,225)	(203,171)
Total Shareholders’ Deficit	(19,823)	(8,762)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$14,802	$8,410

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue:
Product	$2,231	$923
Maintenance	2,554	2,583
	4,785	3,506
Cost of revenue:
Product	800	218
Maintenance	448	425
Gross profit	3,537	2,863

Operating expense:
General and administrative	4,102	3,614
Sales and marketing	2,936	3,937
Research and development	5,706	7,488
Depreciation and amortization	72	71
	12,816	15,110
Loss from operations	(9,279)	(12,247)

Interest (income) expense, net	102	(90)
Gain on change in fair value of derivative liabilities	(2,252)	(696)
Other components of net periodic pension expense	115	109
Other expense	2	1
Loss before income taxes	(7,246)	(11,571)

Income tax expense	7	10
Net loss	$(7,253)	$(11,581)
Preferred dividends, deemed dividends and accretion	(3,695)	(5,670)
Net loss available to common shareholders	$(10,948)	$(17,251)

Basic and diluted loss per common share — see Note 2:
Basic and diluted loss per share available to common shareholders	$(0.08)	$(0.17)
Basic and diluted weighted-average shares outstanding	133,346,309	104,372,048

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019

Net loss	$(7,253)	$(11,581)
Other comprehensive income (loss):
Increase in additional minimum pension liability	(97)	(312)
Foreign currency translation adjustment	(151)	(1)
Comprehensive loss	$(7,501)	$(11,894)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
 (In thousands, except share amounts)

	Series A		Series A-1		Series B
	Convertible,		Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2019	37,467	$-	-	$-	239,400	$2	113,353,176	$1,133	(6,704)	$(64)	$195,079	$(1,741)	$(203,171)	$(8,762)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(2,688)	-	-	(2,688)
Issuance of common stock net of financing costs	-	-	-	-	-	-	15,700,000	157	-	-	2,103	-	-	2,260
Stock-based compensation expense and issuance of Restricted Stock Units	-	-	-	-	-	-	1,883,248	19	-	-	843	-	-	862
Issuance of common stock for financing facility	-	-	-	-	-	-	2,500,000	25	-	-	375	-	-	400
Modification of Series A Preferred Stock from issuance of Series A-1 Preferred Stock	(18,828)	-	18,828	-	-	-	-	-	-	-	1,849	-	-	1,849
Conversion of Series A Preferred to Common Stock	(3,728)	-	-	-	-	-	18,640,000	186	-	-	(186)	-	-	-
Conversion of Series A-1 Preferred to Common Stock	-	-	(4,046)	-	-	-	19,016,452	190	-	-	(190)	-	-	-
Dividends on Series B preferred stock, $(0.21)/share	-	-	-	-	-	-	-	-	-	-	-	-	(51)	(51)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	(97)	-	(97)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(151)	-	(151)
Dividends on Series A preferred stock, $256.89/share	-	-	-	-	-	-	1,388,876	14	-	-	104	-	(1,967)	(1,849)
Dividends on Series A-1 preferred stock, $867.20/share	-	-	-	-	-	-	1,159,416	12	-	-	81	-	(93)	-
Dividends on Series C preferred stock, $(1,422.31)/share	-	-	-	-	-	-	6,455,149	65	-	-	625	-	(690)	-
Dividends on Series D preferred stock, $(45.70)/share	-	-	-	-	-	-	-	-	-	-	(142)	-	-	(142)
Deemed dividend from issuance of Series D preferred stock $(1859.80)/share	-	-	-	-	-	-	-	-	-	-	(4,201)	-	-	(4,201)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,253)	(7,253)
Balance at December 31, 2020	14,911	$-	14,782	$-	239,400	$2	180,096,317	$1,801	(6,704)	$(64)	$193,652	$(1,989)	$(213,225)	$(19,823)

	Series A Convertible, Redeemable Preferred		Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2018	37,467	$-	239,400	$2	98,230,336	$981	(6,704)	$(64)	$184,130	$(1,428)	$(186,648)	$(3,027)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	(728)	-	-	(728)
Issuance of common stock net of financing costs	-	-	-	-	5,954,545	60	-	-	6,060	-	-	6,120
Issuance of common stock pursuant to option exercises	-	-	-	-	351,334	4	-	-	162	-	-	166
Stock-based compensation expense	-	-	-	-	-	-	-	-	643	-	-	643
Warrants issued in lieu of cash as compensation for services	-	-	-	-	-	-	-	-	9	-	-	9
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	(312)	-	(312)
Dividends on Series A preferred stock, $(103.03)/share	-	-	-	-	6,959,523	70	-	-	3,791	-	(3,861)	-
Dividends on Series B preferred stock, $(0.21)/share	-	-	-	-	-	-	-	-	-	-	(51)	(51)
Dividends on Series C preferred stock, $(1,030.28)/share	-	-	-	-	1,857,438	18	-	-	1,012	-	(1,030)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(11,581)	(11,581)
Balance at December 31, 2019	37,467	$-	239,400	$2	113,353,176	$1,133	(6,704)	$(64)	$195,079	$(1,741)	$(203,171)	$(8,762)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
Cash flows from operating activities	2020	2019
Net loss	$(7,253)	$(11,581)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	72	71
Stock-based compensation	862	643
Warrants issued in lieu of cash as compensation for services	—	9
Application of rent deposit in lieu of cash payments	124	—
Gain from change in fair value of derivative liabilities	(2,252)	(696)
Change in assets and liabilities
Accounts receivable	81	311
Inventory	576	(586)
Other assets	33	66
Operating lease right-of-use assets	(20)	168
Accounts payable	491	(162)
Accrued expense	(175)	37
Deferred revenue	(726)	415
Contract costs	—	(29)
Pension obligation	178	67
Total adjustments	(756)	314

Net cash used by operating activities	(8,009)	(11,267)

Cash flows from investing activities
Purchase of property and equipment	—	(31)
Net cash used by investing activities	—	(31)

Cash flows from financing activities
Proceeds from issuance of common stock, net	2,296	6,520
Proceeds from issuance of notes payable	4,658	—
Repayment of notes payable	(575)	—
Proceeds from exercise of stock options	—	166
Proceeds from issuance of preferred stock, net of issuance costs	9,147	—
Dividends paid to preferred stockholders	(51)	(51)

Net cash provided by financing activities	15,475	6,635

Effect of exchange rate changes on cash and cash equivalents	(151)	(1)
Net increase (decrease) in cash and cash equivalents	7,315	(4,664)
Cash and cash equivalents at beginning of year	1,030	5,694
Cash and cash equivalents at end of year	$8,345	$1,030
Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Issuance of common stock for financing facility	$400	$—
Stock dividends on Series A Convertible Redeemable Preferred Stock	$1,849	$3,861
Stock dividends on Series A-1 Convertible Redeemable Preferred Stock	$93	$—
Stock dividends on Series C Convertible Redeemable Preferred Stock	$690	$1,030
Stock dividends on Series D Convertible Redeemable Preferred Stock	$142	$—
Recognition of operating lease right-of-use assets from adoption of ASC 842	$—	$2,265
Recognition of lease liabilities of ASC 842	$—	$(2,280)
Conversion of Series A Convertible Redeemable Preferred Stock into Common Stock	$190	$—
Conversion of Series A-1 Convertible Redeemable Preferred Stock into Common Stock	$186	$—
Conversion of bridge loan into Series D Convertible Redeemable Preferred Stock	$2,187	$—
Conversion of related party notes payable and accrued interest into Series D Convertible Redeemable Preferred Stock	$334	$—
Recognition of derivative liabilities on preferred stock issuance	$26,011	$—
Deemed dividend from holder on preferred stock extinguishment and modification	$6,136	$—
Exchange of Series C Convertible Redeemable Preferred Stock for Series D Convertible Redeemable Preferred Stock	$10,000	$—
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$1,116	$728
Accretion of discount on Series D Convertible Redeemable Preferred Stock	$1,572	$—
Reduction in additional minimum pension liability	$97	$312
Accrued financing costs	$—	$400

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Liquidity, Going Concern and Management’s Plan

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations. Historically the Company has not been able to generate sufficient net revenue to achieve and sustain positive cash flows from operations and management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2020 and 2019, we had negative working capital of $19,349,000 and $1,653,000, respectively. Included in our negative working capital as of December 31, 2020 are $24,128,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a Change of Control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At December 31, 2020 the Liquidation Preference Amount totaled $22,863,000.

Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At March 26, 2021, cash on hand approximated $5,178,000. Based on the Company’s rate of cash consumption in the first quarter of 2021 and the last quarter of 2020, the Company estimates it will need additional capital in the third quarter of 2021 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has begun instituting several cost cutting measures and may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities. Other than the Lincoln Purchase Agreement, there are currently no financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, assumptions used in the Black-Scholes model to calculate the fair value of share-based payments, fair value of Series D Preferred and financial instruments issued with and affected by the Series D Preferred Financing (defined below), fair value of financial instruments with and affected by the Series C Preferred (defined below), fair value of Series A Preferred (defined below), fair value of Series A-1 Preferred (defined below), assumptions used in the application of revenue recognition policies, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Revenue Recognition

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

Contract costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At December 31, 2019, we had recorded approximately $118,000 in contract costs relating to capitalized commissions. During the years ended December 31, 2020 and 2019, we recognized approximately $53,000 and $18,000, respectively, of capitalized contract costs as expense. Such expense is included as a component of operating expense and is included under the caption “Sales and marketing” in our consolidated statement of operations for the years ended December 31, 2020 and 2019. We recorded no additional capitalized contract costs in the year ended December 31, 2020. We recognized approximately $1,594,000 of revenue during the year ended December 31, 2020 that was related to contract costs at the beginning of the period.

Other items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The following table sets forth our disaggregated revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
Net Revenue	2020	2019
(dollars in thousands)

Software and royalties	$872	$489
Hardware and consumables	84	96
Services	1,275	338
Maintenance	2,554	2,583
Total net revenue	$4,785	$3,506

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

 A package of practical expedient to not reassess:

●
Whether a contract is or contains a lease

●
Lease classification

●
Initial direct costs

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual simplified impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management, which at December 31, 2020, had a negative carrying amount of approximately $19,823,000. Based on the results of the Company’s impairment testing, the Company determined that its goodwill was not impaired as of December 31, 2020 and December 31, 2019.

Intangible and Long-Lived Assets

Intangible assets are carried at their cost less any accumulated amortization.  Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of December 31, 2020, and through the date of this Annual Report, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Derivative Liabilities

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging”. Under the provisions of ASC 815, the Company identified embedded features within the Series C Preferred and Series D Preferred host contracts that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $833,000 at inception and are classified as current liabilities on the Company’s consolidated balance sheets under the caption “Derivative liabilities”. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss. Due to the exchange of all outstanding shares of Series C Preferred Stock into shares of Series D Preferred Stock, the fair value of the embedded derivative liabilities contained in the Series C host instrument was $0 at the date of exchange. The change in fair value of such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s consolidated statements of operations. For the period January 1, 2020 through the November 12, 2020 date of exchange, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $369,000. As a result of this decrease, such liabilities aggregated approximately $0 at their November 12, 2020 date of exchange. During the twelve months ended December 31, 2019, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $696,000. As a result of this decrease, such liabilities aggregated approximately $369,000 at December 31, 2019.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series D Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $26,011,000 at inception and are classified as current liabilities on the Company’s consolidated balance sheets under the caption “Derivative liabilities”. The excess of the derivative fair value over the carrying amount of the Series D Preferred was recorded as a deemed dividend of approximately $4,201,000. The Series D Preferred financing was approved by the Company’s Board of Directors to provide for an immediate need of capital, to allow the Company to continue as a going concern and to execute the Company’s business plan after consultation with several of the Company’s largest shareholders and a review of financing alternatives. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss. The change in fair value of such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s consolidated statements of operations. For the year ended December 31, 2020, the Company recorded a decrease to its derivative liabilities using fair value methodologies of approximately $2,252,000 ($369,000 relating to Series C embedded derivatives and $1,883,000 related to Series D embedded derivatives) . As a result of this decrease, such liabilities aggregated approximately $24,128,000 at December 31, 2020.

Modification of Preferred Stock

The following Preferred Stock modifications were consummated in connection with the Series D Financing:

●
Series C Preferred Stock Exchange into Series D Preferred Stock
●
Series A Preferred Stock Modification
●
Series A-1 Preferred Stock Modification

The Company is required to analyze preferred stock modifications to determine the proper method of accounting to apply to properly record and reflect the transactions. While guidance exists in ASC 470-50 to address the accounting for debt modifications, including preferred stock that is accounted for as a liability, there is no comparable guidance to address the accounting for modifications to preferred stock instruments that are accounted for as equity or temporary equity, which necessitates the subjective determination of whether a modification or exchange represents an extinguishment. Current accounting guidance permits the analysis of preferred stock modifications by using either the qualitative approach, the fair value approach or the cash flow approach. Due to the nature of the preferred stock modifications that the Company consummated in 2020, the Company determined that the fair value approach was the most appropriate methodology.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2020 and 2019, exceeded the FDIC insurance limits of $250,000. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $5,000 and $7,000 at December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, two customers accounted for approximately 61% or $2,921,000 of total revenue and had trade receivables of approximately $250,000 as of the end of the year.  For the year ended December 31, 2019, two customers accounted for approximately 37% or $1,301,000 of total revenue and had trade receivables of approximately $161,000 as of the end of the year.

Stock-Based Compensation

At December 31, 2020, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2020 and 2019 ranged from 57% to 83%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2020 and 2019 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2020 and 2019 averaged 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has adopted the provisions of ASU 2016-09 and will continue to use an estimated annualized forfeiture rate of approximately 5.0% for corporate officers, 4.1% for members of the Board of Directors and 15.0% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Restricted stock units are recorded at the grant date fair value with corresponding compensation expense recorded ratably over the requisite service period.

Stock-based compensation expense related to equity options was approximately $862,000 and $643,000 for the years ended December 31, 2020 and 2019, respectively.

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

   ASC 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The amount accrued for uncertain tax positions was $0 at December 31, 2020 and 2019.

   The Company’s uncertain tax position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax positions could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2020 and 2019 was $0.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenue and expense of such subsidiaries have been translated into U.S. dollars at weighted-average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive loss, decreased approximately $151,000 and $1,000 for the years ended December 31, 2020 and 2019, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred approximately $5,000 in advertising expense during the years ended December 31, 2020 and December 31, 2019.

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

(Amounts in thousands, except share and per share amounts)
	Year Ended December 31,
Numerator for basic and diluted loss per share:	2020	2019
Net loss	$(7,253)	$(11,581)
Preferred dividends, deemed dividends and accretion	(3,695)	(5,670)
Net loss available to common shareholders	$(10,948)	$(17,251)

Denominator for basic and diluted loss per share — weighted-average shares outstanding	133,346,309	104,372,048

Basic and diluted loss per share:
Net loss available to common shareholders	$ (0.08)	$(0.17)

 The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2020	Common Share Equivalents at December 31, 2019
Convertible redeemable preferred stock – Series A	74,555,000	32,580,000
Convertible redeemable preferred stock – Series A-1	73,910,000	—
Convertible redeemable preferred stock – Series B	46,029	46,029
Convertible redeemable preferred stock – Series C	—	10,000,000
Convertible redeemable preferred stock – Series D	392,166,023	—
Stock options	2,585,500	7,204,672
Restricted stock units (RSUs)	845,106	—
Warrants	753,775	1,733,856
Total Potential Dilutive Securities	544,861,433	51,564,557

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

	Fair Value at December 31, 2020
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,881	$—	$—	$1,881
Totals	$1,881	$—	$—	$1,881
Liabilities:
Derivative liabilities	$24,128	$—	$—	$24,128
Totals	$24,128	$—	$—	$24,128

	Fair Value at December 31, 2019
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,713	$—	$—	$1,713
Totals	$1,713	$—	$—	$1,713
Liabilities:
Derivative liabilities	$369	$—	$—	$369
Totals	$369	$—	$—	$369

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

As of December 31, 2020, the Company had embedded features contained in the Series D Preferred host instrument (issued in November 2020) that qualified for derivative liability treatment.  The recorded fair market value of these features was approximately $24,128,000 at December 31, 2020, and are classified as a current liability in the consolidated balance sheet as of December 31, 2020. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities. Considering the various path dependencies for the Series D Preferred Stock, Monte-Carlo simulations were deemed the most appropriate methodology.

At December 31, 2019, the Company had embedded features contained in the Series C Preferred host instrument that qualified for derivative liability treatment. The recorded fair market value of these features was $369,000 at December 31, 2019. Due to the exchange of the Series C Preferred into Series D Preferred, the value of the Series C derivative liabilities was $0 at December 31, 2020. Such liabilities are classified within Level 3 of the fair value hierarchy because they were valued using pricing models that incorporate management assumptions that cannot be corroborated with observable data.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the application of fair value methodologies for the Series D Preferred are a risk-free rate of 0.26% to 0.31%, equity volatility of 96.9% to 98.0%, effective life of 4.0 years, and a preferred stock dividend rate of 4.0%. Additionally, management has made certain estimates regarding the timing of potential change of control events.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary.  That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value in 2020 and 2019 are presented below:

($ in thousands)	December 31, 2020	December 31, 2019
Pension assets:
Fair value at beginning of year	$1,713	$1,734
Return on plan assets	92	80
Company contributions and benefits paid, net	(82)	(68)
Effect of rate changes	158	(33)
Fair value at end of year	$1,881	$1,713

The reconciliations of Level 3 derivative liabilities measured at fair value in 2020 and 2019 are presented below:

($ in thousands)	December 31, 2020	December 31, 2019
Derivative liabilities
Fair value at beginning of year	$369	$1,065
Issuances from Preferred Stock Financing	26,011	-
Change in fair value included in earnings	(2,252)	(696)
Fair value at end of year	$24,128	$369

4.  INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s patent intangible assets were $58,000 and $70,000 as of December 31, 2020 and 2019, respectively, which includes accumulated amortization of $601,000 and $589,000 as of December 31, 2020 and 2019, respectively.  Amortization expense for patent intangible assets was $12,000 for the years ended December 31, 2020 and 2019. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 5.5 years. There was no impairment of the Company’s intangible assets during the years ended December 31, 2020 and 2019.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual simplified impairment test in the fourth quarter of each year. In December 2020, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at December 31, 2020, had a negative carrying amount of approximately $19,823,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired during the years ended December 31, 2020 and 2019.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows:
Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2021	$12
2022	12
2023	12
2024	12
2025	10
Thereafter	-
Totals	$58

5.  RELATED PARTIES

Notes Payable

Factoring Agreement

On February 12, 2020, the Company entered into a factoring agreement (the "Factoring Agreement") with a former member of the Company’s Board of Directors (the "Factoring Lender"). Under the Factoring Agreement, the Company received $350,000 in proceeds (the "Factoring Principal") in the form of a loan, bearing interest at a rate of 1% for every seven days until the Factoring Principal and accrued interest are paid in full, with a maturity date of March 4, 2020. Pursuant to the Factoring Agreement, repayment of the Factoring Principal and accrued interest was secured by certain of the Company’s trade accounts receivable approximating $500,000 (the "Factoring Collateral"). During the twelve months ended December 31, 2020, the Company recorded approximately $45,000 in interest expense related to the Factoring Agreement. In May 2020, the Company repaid $35,000 in accrued interest to the Factoring Lender. As a condition to the consummation of the Company's offer and sale (the "Closing") of shares of its Series D Convertible Preferred Stock, par value $0.01 ("Series D Preferred") (the "Series D Financing"), the Factoring Lender agreed to settle the entire Factoring Principal plus accrued interest and release the Company from liabilities due under the Factoring Agreement in exchange for a one-time payment of $360,000 (the "Factoring Settlement") to be made upon the Closing, and out of the proceeds, of the Series D Financing. On November 16, 2020, the Company fulfilled its obligation under the Factoring Settlement, thereby releasing it from its obligation under the Factoring Agreement.

Convertible Promissory Notes

During the year ended December 31, 2020, the Company received advances from a second former member of the Board of Directors (the "Board Lender") in the aggregate amount of $450,000. On June 29, 2020, the Company executed a promissory note (the "Board Note") in the favor of the Board Lender in the principal amount of $450,000 (the "Board Note Principal"), pursuant to which the Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company's Common Stock at $0.16 per share of Common Stock at the election of the Board Lender. The Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million.

Also during the year ended December 31, 2020, the Company received advances from a third former member of the Board of Directors (the "Second Board Lender") in the aggregate amount of $100,000. On June 29, 2020, the Company executed a promissory note (the "Second Board Note", and collectively with the Board Note, the "Board Notes") in the principal amounts of $100,000 (the "Second Board Note Principal"), pursuant to which the Second Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company’s Common Stock at $0.16 per share of Common Stock at the election of the Second Board Lender. The Second Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3.0 million.

On November 12, 2020, in connection with the Closing of the Series D Financing, the Board Lenders entered into (i) Debt Exchange Agreements (collectively, the "Debt Exchange Agreements"), and (ii) Satisfaction and Release Agreements (collectively, the "Release Agreements"), for the purpose of satisfying certain obligations of the Company arising under (i) the Board Note, and (ii) the Second Board Note. Pursuant to the Debt Exchange Agreements and Release Agreements: (a) one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000 was converted into 231.6 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, with the remaining one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000, to be paid to the Board Lender in cash out of proceeds of the Series D Financing, in full satisfaction of the Company's obligations under the Board Note; and (b) the entire Second Board Note Principal plus accrued interest, totaling approximately $103,000, was converted into 102.8 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, in full satisfaction of the Company's obligations under the Second Board Note.

Professional Services Agreement

During the year ended December 31, 2020, the Company entered into professional services agreement with a firm affiliated with a member of the Company’s Board at the time the parties entered into the agreement. The Company made no payments pursuant to this agreement during the twelve months ended December 31, 2020 and has made approximately $34,000 during 2021. The Company has the right to terminate the agreement on thirty days written notice at any time.

6.  INVENTORY

Inventories of  $40,000 as of December 31, 2020 were comprised of work in process of $26,000, representing direct labor costs on in-process projects and finished goods of $14,000 net of reserves for obsolete and slow-moving items of $3,000.

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

7.  PROPERTY AND EQUIPMENT

Property and equipment at consist of:

($ in thousands)	December 31, 2020	December 31, 2019

Equipment	$996	$996
Leasehold improvements	77	77
Furniture	257	257
	1,330	1,330
Less accumulated depreciation	(1,175)	(1,114)
	$155	$216

Total depreciation expense for the years ended December 31, 2020 and 2019 was approximately $60,000 and $59,000, respectively.

8.  ACCRUED EXPENSE

Principal components of accrued expense consist of:

($ in thousands)	December 31, 2020	December 31, 2019

Compensated absences	$182	$385
Wages, payroll taxes and sales commissions	13	6
Customer deposits	131	18
Interest	10	—
Royalties	72	72
Pension and employee benefit plans	—	58
Accrued financing fees	500	500
Professional services	—	121
Income and sales taxes	95	50
Dividends	49	40
Other	78	62
	$1,130	$1,312

9.  NOTES PAYABLE

Concurrently with the execution of the Series D Purchase Agreement, the Company and certain Series D Preferred investors executed the Series D Bridge Loan Agreement (“the Bridge Loan”), pursuant to which each Investor signatory thereto agreed to the Bridge Loan, secured by all assets of the Company, in an amount equal to 20% of such Investor’s purchase commitment as set forth in the Purchase Agreement, which Bridge Loan, plus accrued interest, will roll into, and be used to purchase, Series D Preferred at Closing.

Pursuant to the Bridge Loan, the Company received proceeds of $2,187,000 in September 2020.  The Bridge Loan bears interest at a fixed rate of 12% and is due and payable in arrears on the earlier of the Loan Conversion Date, as such term is defined in the Loan Agreement, or six months after the disbursement of the Bridge Loan. All amounts due and payable pursuant to the Bridge Loan are automatically convertible, without further action by the Investors, into shares of Series D Preferred at Closing at a purchase price of $1,000 for each share of Series D Preferred. The repayment of all amounts due under the terms of the Loan Agreement are secured by all assets of the Company. On November 12, 2020, contemporaneously with the closing of the Series D Preferred Financing, all amounts due under the Bridge Loan were converted into shares of Series D Preferred Stock.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate. While no determination has been made at the time of the filing of this Annual Report, the Series D Financing may affect the Company's ability to have the PPP Loan forgiven under the PPP. The Company has recorded the entire amount of the PPP Loan as debt. Under the terms of the PPP Loan, monthly payments of principal and interest were due to commence November 1, 2020, however the SBA is deferring loan payments for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. The Company plans to file for loan forgiveness and at the time of the filing of this Annual Report, no amounts have been repaid. At December 31, 2020, the Company has recorded the current portion of the PPP Loan of approximately $918,000 as a current liability under the caption “Notes payable, current portion” in its consolidated balance sheet. The remaining portion of approximately $653,000 is recorded as a long-term liability under the caption “Note payable, net of current portion” in its consolidated December 31, 2020 balance sheet.

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

The significant components of the income tax provision are as follows:

($ in thousands)	Year Ended December 31,
Current	2020	2019
Federal	$ —	$—
State	—	—
Foreign	7	10

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$7	$10

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2020 and 2019:

($ in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$23,327	$21,981
Stock based compensation	1,626	1,678
Reserves , loans and accrued expense	421	118
Gross deferred tax assets	25,374	23,777
Valuation allowance	(25,193)	(23,643)
Gross deferred tax assets after valuation allowance	181	134
Deferred tax liability - Intangible and fixed assets	(181)	(134)

Net deferred tax liabilities	$—	$—

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2020	2019

Amounts computed at statutory rates	$(1,415)	$(2,432)
State income tax, net of federal benefit	(551)	(579)
Expiration of net operating loss carryforwards	620	879
Equity compensation	170	617
Non-deductible interest	(581)	(146)
Foreign tax rate differential	215	184
Other	(1)	3
Net change in valuation allowance on deferred tax assets	1,550	1,484

	$7	$10

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $60,035,000 that begin to expire in 2021. The Company has federal net operating losses of approximately $29,121,000 that arose after the 2017 tax year and will carryforward indefinitely, the utilization of which is limited to 80% of taxable income in any given year. The Company has net operating loss carryforwards of approximately $70,436,000 for the state of California that will begin to expire in 2035.

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

Tax returns for the years 2016 through 2020 are subject to examination by taxing authorities. The Company and its subsidiaries are subject to U.S. federal and state income tax, and in the normal course of business, its income tax returns are subject to examination by the relevant taxing authorities. As of December 31, 2020, the 2016 – 2020 tax years remain subject to examination in the U.S. federal tax state and foreign jurisdictions. However, to the extent allowed by law, the taxing authorities may have the right to examine the period from 2000 through 2020 where net operating losses and income tax credits were generated and carried forward and make adjustments to the amount of the net operating loss and income tax credit carryforward amount. The Company is not currently under examination by federal, state, or foreign jurisdictions. The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2020 and 2019 the Company had no liability for unrecognized tax benefits. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. The Company does not currently believe that such provisions will have a material impact on the Company’s consolidated financial statements.

11.  LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 – Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% as the discount rates implicit in the Company’s leases cannot be readily determined. Such assets and liabilities aggregated approximately $2,265,000 and $2,280,000 as of January 1, 2019, respectively and $1,906,000 and $2,089,000 as of December 31, 2019, respectively. At December 31, 2020, such assets and liabilities aggregated approximately $1,557,000 and $1,718,000, respectively. The Company determined that it had no arrangements representing finance leases.

The Company’s operating leasing arrangements are summarized below:

Our corporate headquarters is located in San Diego, California, where we now occupy approximately 500 square feet of office space at a cost of approximately $2,000 per month. We entered into this facility’s lease in February 2021 and this new lease commenced on March 1, 2021 and is on a month-to-month basis. In addition to our corporate headquarters, we also occupied the following spaces at December 31, 2020:

●
1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on March 31, 2021. The Company extended this lease for a 30-day period and is currently evaluating alternative premises which the Company believes is readily available;

●
9,720 square feet in Portland, Oregon, at a cost of approximately $23,000 per month until the expiration of the lease on February 28, 2023; and

●
183 square feet of office space in Mexico City, Mexico, at a cost of approximately $2,000 per month until September 30, 2021.

Prior to entering into our current lease agreement in January 2021 and moving our corporate headquarters to a new location, we occupied 8,511 square feet of office space in San Diego, at a cost of approximately $28,000 per month. In January 2021, we entered in a subleasing agreement for our previously occupied corporate headquarters located in San Diego, California. The term of the sublease commences on April 1, 2021 and expires on April 30, 2025 coterminous with the expiration of the Company’s master lease. Sublease payments due the Company approximate $26,000 per month over the term of the sublease.

The above leases contain no residual value guarantees provided by the Company and there are no options to either extend or terminate the leases. The Company is not a party to any subleasing arrangements.

For the twelve months ended December 31, 2020, the Company recorded approximately $657,000 in lease expense using the straight-line method. For the twelve months ended December 31, 2019 the Company recorded approximately $673,000 in operating lease expense. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of December 31, 2020 is 3.64 years. Cash payments under operating leases aggregated approximately $669,000 for the twelve months ended December 31, 2020 and are included in operating cash flows.

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

At December 31, 2020, future minimum undiscounted lease payments are as follows for the years ending:

($ in thousands)
2021	$664
2022	$653
2023	$424
2024	$387
2025	$129
Thereafter	$—
Total	$2,257
Short-term leases not included in lease liability	$(22)
Present Value effect on future minimum undiscounted lease payments at December 31, 2020	$(517)
Lease liability at December 31, 2020	$1,718
Less current portion	$(421)
Non-current lease liability at December 31, 2020	$1,297

12.   CONTINGENT LIABILITIES

Employment Agreements

The Company has an employment agreement with its Chief Executive Officer, which expires on March 2, 2022. The Company may terminate the agreement with or without cause. Subject to the conditions and other limitations set forth in the employment agreement, the executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination (as defined in the employment agreement) by the Company or by the executive:

Under the terms of the agreement, the Chief Executive Officer will be entitled to the following severance benefits if we terminate their employment without cause or in the event of an involuntary termination: (i) severance payments equal to the lesser of twelve months’ base salary or the remaining period prior to the expiration of the Employment Period; (ii) continuation of fringe benefits and medical insurance for a period of twelve months. In the event that the Chief Executive Officer’s employment is terminated within six months prior to or thirteen months following a change of control (as defined in the employment agreements), the Chief Executive Officer is entitled to the severance benefits described above, except that 100% of the Chief Executive Officer’s outstanding stock options and restricted stock awards will immediately vest.

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

13.  MEZZANINE EQUITY

Series C Convertible Redeemable Preferred Stock

On September 10, 2018, the Company filed the Certificate of Designations, Preferences, and Rights of Series C Preferred with the Secretary of State for the State of Delaware – Division of Corporations, as amended November 12, 2020 (the “Series C Certificate”) designating 1,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series C Preferred. Shares of Series C Preferred accrue dividends cumulatively and are payable quarterly at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of Common Stock. Each share of Series C Preferred has a liquidation preference equal to the greater of (i) the Stated Value plus all accrued and unpaid dividends, and (ii) such amount per share as would have been payable had each share been converted into Common Stock immediately prior to the occurrence of a Liquidation Event or Deemed Liquidation Event. Each share of Series C Preferred is convertible into that number of shares of the Company’s Common Stock equal to the Stated Value, divided by $1.00, which conversion rate is subject to adjustment in accordance with the terms of the Series C Certificate. Holders of Series C Preferred may elect to convert shares of Series C Preferred into Conversion Shares at any time. Holders of the Series C Preferred may also require the Company to redeem all or any portion of such holder’s shares of Series C Preferred at any time from and after the third anniversary of the issuance date or in the event of the consummation of a Change of Control (as such term is defined in the Series C Certificate). Subject to the terms and conditions set forth in the Series C Certificate, in the event the volume-weighted average price of the Company’s Common Stock is at least $3.00 per share (subject to adjustment in accordance with the terms of the Series C Certificate) for at least 20 consecutive trading days, the Company may convert all, but not less than all, issued and outstanding shares of Series C Preferred into Conversion Shares. In addition, in the event of a Change of Control, the Company will have the option to redeem all, but not less than all, issued and outstanding shares of Series C Preferred for 115% of the Liquidation Preference Amount per share. The Series C Certificate provides for a drag-along right whereby if at any time one or more holders of Series C Preferred then holding, in the aggregate, more than 50% of the outstanding shares of Series C Preferred, exchange all (but not less than all) of each such exchanging shareholder’s shares of Series C Preferred for shares of Series D Preferred, then such initiating shareholder(s), in their sole discretion, shall have the right to require that all the holders of Series C Preferred similarly exchange their shares of Series C Preferred into shares of Series D Preferred on identical terms and conditions to the majority shareholders that elected to exchange their Series C Preferred into Series D Preferred. Holders of Series C Preferred will have the right to vote, on an as-converted basis, with the holders of the Company’s Common Stock on any matter presented to the Company’s stockholders for their action or consideration. Shares of Series C Preferred rank senior to the Company’s Common Stock and Series A Preferred, and junior to the Company’s Series B Preferred Stock and Series D Preferred.

The Company had 0 and 1,000 shares of Series C Preferred outstanding as of December 31, 2020 and 2019, respectively. There were no issuances of Series C Preferred during the years ended December 31, 2020 or 2019. In connection with the Series D Financing, the Company entered into an Exchange Agreement with certain holders of the Series C Preferred which hold, in the aggregate, more than 50% of the outstanding shares of Series C Preferred (the “Exchange Agreement”). As contemplated by the parties thereto, after the filing of the Amended Series C Certificate and in connection with the closing of the Purchase Agreement and Exchange Agreement, such holders exercised their right under the Amended Series C Certificate to require all holders of Series C Preferred to similarly exchange their shares of Series C Preferred into shares of Series D Preferred on identical terms and conditions. On November 12, 2020 all 1,000 shares of Series C Preferred were converted into 10,000 shares of Series D Preferred.

The Company issued the holders of Series C Preferred an aggregate of 6,455,149 shares of Common Stock during the year ended December 31, 2020 as dividends.

The Company issued the holders of Series C Preferred an aggregate of 1,857,438 shares of Common Stock during the year ended December 31, 2019 as dividends.

There were no conversions of Series C Preferred into Common Stock during the year ended December 31, 2020 or 2019.

Series D Convertible Redeemable Preferred Stock

On November 12, 2020, the Company filed the Series D Certificate with the Secretary of State for the State of Delaware. Pursuant to the Series D Certificate, the Series D Preferred ranks senior to all Common Stock and all other present and future classes or series of capital stock, except for Series B Preferred, and upon liquidation will be entitled to receive the Liquidation Preference Amount (as defined in the Series D Certificate) plus any accrued and unpaid dividends, before the payment or distribution of the Company’s assets or the proceeds thereof is made to the holders of any junior securities. Additionally, dividends on shares of Series D Preferred will be paid prior to any junior securities, and are to be paid at the rate of 4% of the Stated Value (as defined in the Series D Certificate) per share per annum in the form of shares of Series D Preferred. Holders of Series D Preferred shall vote together with holders of Common Stock on an as-converted basis, and not as a separate class, except (i) the holders of Series D Preferred, voting as a separate class, shall be entitled to elect two directors, (ii) the holders of Series D Preferred have the right to vote as a separate class regarding the waiver of certain protective provisions set forth in the Series D Certificate, and (iii) as otherwise required by law.

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

If, on any date that is at least five (5) years following the Issuance Date, (i) the Common Stock is registered pursuant to Section 12(b) or (g) under the Exchange Act; (ii) there are sufficient authorized but unissued shares of Common Stock (which have not otherwise been reserved or committed for issuance) to permit the issuance of all Common Shares issuable upon conversion of all outstanding shares of Series D Preferred; (iii) upon issuance, the Common Shares will be either (A) covered by an effective registration statement under the Securities Act, which is then available for the immediate resale of such Common Shares by the recipients thereof, and the Board reasonably believes that such effectiveness will continue uninterrupted for the foreseeable future, or (B) freely tradable without restriction pursuant to Rule l44 promulgated under the Securities Act without volume or manner-of-sale restrictions or current public information requirements, as determined by the counsel to the Company as set forth in a written opinion letter to such effect, addressed and acceptable to the Transfer Agent and the affected holders; and (iv) the VWAP of a share of Common Stock is greater than 300% of the Conversion Price (as defined in Section 5(d) below) then in effect for a period of at least twenty (20) Trading Days in any period of thirty (30) consecutive Trading Days, then the Company shall have the right, subject to the terms and conditions, to convert (a “Mandatory Conversion”) all, but not less than all, of the issued and outstanding shares of Series D Preferred into Common Stock.

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

On November 12, 2020 (“Closing Date”), the Company consummated the Series D Financing, resulting in the sale of 11,560 shares of its Series D Preferred, resulting in gross proceeds to the Company of $11.56 million, less fees and expenses. The gross proceeds include approximately $2.2 million in principal amount due and payable under the terms of certain term loans issued by the Company on September 29, 2020 (“Bridge Note”), which Bridge Notes were converted into Series D Preferred at Closing (the “Conversion”). The issuance and sale of the Series D Preferred was made pursuant to that certain Securities Purchase Agreement, dated September 28, 2020 (the "Purchase Agreement"), by and between the Company and the Investors, for the purchase price of $1,000 per share of Series D Preferred. The Conversion and Series D Financing was undertaken pursuant to Section 3(a)(9) and/or Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). On December 23, 2020, the Company sold an additional 500 shares of Series D Preferred resulting in gross proceeds to the Company of $500,000 less fees and expenses.

On the Closing Date, the Company exchanged approximately $661,000 of liabilities of the Company for 661.3 shares of Series D Preferred, and received notice from the holders of a majority of the Series C Preferred (the “Series C Exchange Notice”) of their election to convert all of their shares of Series C Preferred into Series D Preferred, and further exercising their right to require all other holders of Series C Preferred to convert their shares of Series C Preferred into Series D Preferred (the “Series C Exchange”). Upon the consummation of the Series C Exchange in accordance with the terms of the Series C Exchange Notice, the Company issued an additional 10,000 shares of Series D Preferred in exchange for all 1,000 issued and outstanding shares of the Company’s Series C Preferred. The Company determined that the Series C Exchange was a modification of its Series C preferred stock. Using the fair value method, the Company concluded that the modification was significant and will apply the guidance in ASC 260-10-S99 for extinguishments. Under such guidance, the difference between the consideration paid (i.e. the fair value of the new or modified preferred shares) and the carrying value of the original preferred shares was recognized as a deemed dividend. Pursuant to such guidance the company recorded approximately $10,206,000 as a deemed dividend in the computation of Earnings Per Share.

On December 31, 2020, the Company issued 142 shares of Series D Preferred Stock as payment of dividends due to the Series D Preferred stockholders.

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

Likewise, the Company evaluated the provisions of the Series D Preferred and determined that the provisions of the Series D Preferred grant the holders of the Series D Preferred a redemption right whereby the holders of the Series D Preferred may, at any time after the fourth anniversary of the Series D Preferred issuance, require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. In the event of a Change of Control, the holders of Series D Preferred shall have the right to require the Company to redeem in cash all or any portion of such holder’s shares at the Series D Liquidation Preference Amount. The Company has concluded that because the redemption features of the Series D Preferred are outside of the control of the Company, the instrument is to be recorded as temporary or mezzanine equity in accordance with the provisions of ASR 268.

The Company noted that the Series C Preferred and Series D Preferred instruments were hybrid instruments that contain several embedded features. In November 2014, the FASB issued ASU 2014-16 to amend ASC 815, “Derivatives and Hedging”, (“ASC 815”) and require the use of the whole instrument approach (described below) to determine whether the nature of the host contract in a hybrid instrument issued in the form of a share is more akin to debt or to equity.

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

Using the whole instrument approach, the Company concluded that the host instruments of both the Series C Preferred and Series D Preferred were more akin to debt than equity as the majority of identified features contain more characteristics of debt.

The Company evaluated the identified embedded features of the Series C Preferred and Series D Preferred host instruments and determined that certain features meet the definition of and contained the characteristics of derivative financial instruments requiring bifurcation at fair value from the host instrument.

Accordingly, the Company has bifurcated from the Series C Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $833,000 at issuance and have been recorded as a discount to the Series C Preferred. Such amount were accreted to the point of their exchange into shares of Series D Preferred on November 12, 2020 using the effective interest rate method. The accretion of these features is recorded as a deemed dividend.

For the year ended December 31, 2020, the Company recorded the accretion of Series C Preferred debt issuance costs and derivative liabilities aggregating approximately $573,000 using the effective interest rate method. On November 12, 2020, pursuant to the exchange of the Series C Preferred into Series D Preferred, the Company recorded approximately $543,000 of remaining unamortized Series C discount as a deemed dividend. During the year ended December 31, 2019, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $728,000 using the effective interest rate method as a deemed dividend.

The Company has bifurcated from the Series D Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $26,011,000 at issuance and have been recorded as a discount to the Series D. As the fair value of the derivative liabilities was in excess of the Series D Preferred Stock carrying value, the Company recognized a deemed dividend of approximately $4,201,000. The Series D Preferred financing was approved the Company’s Board of Directors to provide for an immediate need of capital, to allow the Company to continue as a going concern and to execute the Company’s business plan after consultation with several of the Company’s largest shareholders and a review of financing alternatives. During the year ended December 31, 2020, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $1,572,000 using the effective interest rate method as a deemed dividend.

The Company reflected the following in Mezzanine Equity for the Series C and Series D Preferred Stock as of December 31, 2019 and 2020:

	Series C		Series D
	Convertible		Convertible
	Redeemable		Redeemable
	Preferred		Preferred
(Amounts in thousands, except share amounts)	Shares	Amount	Shares	Amount

Total Series C Preferred Stock - December 31, 2018	1,000	$8,156	-	$-

Accretion of discount - deemed dividend for the twelve months ended December 31, 2019	-	728	-	-

Total Series C Preferred Stock - December 31, 2019	1,000	$8,884	-	$-

Accretion of Series C discount - deemed dividend	-	573	-	-

Deemed dividend of unamortized discount at date of conversion of Series C Preferred Stock into Series D Preferred Stock	-	543	-	-

Issuance of Series D Preferred Stock	-	-	12,060	12,060

Exchange of Series C Preferred Stock into Series D Preferred Stock	(1,000)	(10,000)	10,000	10,000

Discount - transaction costs	-	-	-	(1,053)

Issuance of Series D Preferred as payment of liabilities	-	-	661	661

Issuance of Series D Preferred as payment of dividends due	-	-	142	142

Discount - bifurcated derivative	-	-	-	(21,810)

Accretion of Series D discount - deemed dividend	-	-	-	1,572

Balance of Preferred Stocks at December 31, 2020	-	$-	22,863	$1,572

14.  EQUITY

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

On June 9, 2020, the Company amended its Certificate of Incorporation to increase the number of shares of the Company’s Common Stock and the number of shares of the Company’s Preferred Stock authorized thereunder from an aggregate of 179 million to 350 million, consisting of 345 million shares of Common Stock and 5 million shares of Preferred Stock. On September 28, 2020, the Company received executed written consents from the requisite holders of the Company's voting securities, voting on an as-converted basis, approving the Amended Charter, which, among other things, will increase the authorized number of shares of Common Stock from 345 million shares to 1.0 billion shares, with no change to the number of authorized shares of Preferred Stock. This action did not become effective until October 13, 2020.

As of December 31, 2020, we had 180,096,317 and 180,089,613 shares of Common Stock issued and outstanding, respectively. Our authorized but unissued shares of Common Stock are available for issuance without action by our shareholders. All shares of Common Stock now outstanding are fully paid and non-assessable.

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

The Lincoln Purchase Agreement and the Lincoln Registration Rights Agreement contain customary representations, warranties, agreements and conditions and indemnification obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. The Company issued to Lincoln Park 2,500,000 shares of Common Stock in consideration for entering into the Lincoln Purchase Agreement. Pursuant to this issuance, $400,000 was recorded by the Company as a deferred stock issuance cost. Such amount was recorded in the Company’s consolidated balance sheet under the caption “Other assets”. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Lincoln Purchase Agreement. During the year ended December 31, 2020, the Company recognized approximately $36,000 as a charge against paid- in capital relating to securities sold under the Lincoln Purchase Agreement.

In addition to the Initial Purchase Shares and Commencement Purchase Shares disclosed above, during the year ended December 31, 2020, the Company sold an aggregate 3,200,000 shares of Common Stock to Lincoln Park under the terms of the Lincoln Purchase Agreement resulting in gross cash proceeds to the Company of approximately $918,000.

Our Board of Directors has designated five series of Preferred Stock; (i) Series A Preferred, (ii) Series A-1 Preferred, (iii) Series B Preferred, (iv) Series C Preferred and (v) Series D Preferred. As of December 31, 2020, there were 14,911 shares of Series A Preferred outstanding, 14,782 shares of Series A-1 Preferred outstanding, 239,400 shares of series B Preferred outstanding, 0 shares of Series C Preferred outstanding, and 22,863 shares of Series D Preferred outstanding.

Series A Convertible Preferred Stock

On September 15, 2017, the Company filed the Certificate of Designations of the Series A Preferred with the Delaware Secretary of State (the “Series A Certificate”), designating 38,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series A Preferred. The Company had 37,467 shares of Series A Preferred outstanding as of December 31, 2019.

During July 2020, the Company entered into the Series A Exchange Agreement with the Series A Holders, pursuant to which such Series A Holders exchanged 18,828 shares of Series A Preferred for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,849,000 in dividends payable.

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

The Company determined that the September 28, 2020 changes to the Series A Preferred Stock was a modification of its Series A preferred stock. Using the fair value method, the Company concluded that the modification was significant and applied the guidance in ASC 260-10-S99 for extinguishments. Under such guidance, the Company recognized the difference between the consideration paid (i.e. the fair value of the new or modified preferred shares) and the carrying value of the original preferred shares as a deemed dividend to (from) the holder. Pursuant to such guidance the company recorded approximately $9,173,000 as a deemed dividend from the holder in the computation of Earnings Per Share.

As modified, shares of Series A Preferred accrue dividends at a rate of 4% per annum payable through the Conversion Period, as defined below, in shares of Common Stock. Each share of Series A Preferred has a liquidation preference of $1,000 per share and is convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the Liquidation Preference, divided by $0.20. Each holder of the Series A Preferred is entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis. The Series A Preferred is subordinate to and ranks junior to the Company’s Series B Preferred, Series C Preferred, Series D Preferred and all indebtedness of the Company, and ranks senior to the Company’s Common Stock and to all other classes and series of equity securities of the Company which by their terms rank junior to the Series A Preferred. Holders of Series A Preferred may elect to convert shares of Series A Preferred into Conversion Shares at any time. In the event the volume-weighted average price (“VWAP”) of the Company’s Common Stock is at least $2.15 per share for at least 20 consecutive trading days, the Company may elect to convert one-half of the shares of Series A Preferred issued and outstanding, on a pro-rata basis, into Conversion Shares, or, if the VWAP of the Company’s Common Stock is at least $2.15 for 80 consecutive trading days, the Company may convert all issued and outstanding shares of Series A Preferred into Conversion Shares. In addition, the Series A Certificate provides for a voluntary conversion window, beginning on the consummation of the Series D Financing, and ends on August 1, 2021 (the “Conversion Period”), whereby holders may voluntarily convert all shares of Series A Preferred into Common Stock upon notice to the Company, and provides that holders of Series A Preferred that do not voluntarily convert all shares of Series A Preferred into Common Stock, a mandatory, automatic conversion of each such holder’s shares of Series A Preferred at a rate of 10% per month beginning on the consummation of the Series D Financing, with all shares converting by August 1, 2021. In the event of a Change of Control, the Company will have the option to redeem all issued and outstanding shares of Series A Preferred for 115% of the Liquidation Preference per share.

The Company had 14,911 shares of Series A Preferred outstanding as of December 31, 2020.  At December 31, 2020 and 2019, the Company had cumulative undeclared dividends of $0.  During the years ended December 31, 2020 and 2019, the Company issued the holders of Series A Preferred 1,388,876 and 6,959,523 shares of Common Stock, respectively, as payment of dividends due.

During the year ended December 31, 2020, the Company issued 18,640,000 shares of Common Stock upon the conversion of 3,728 shares of Series A Preferred Stock.

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

Shares of Series A-1 Preferred rank senior to the Company’s Common Stock, pari-passu to the Company's Series A Preferred, and are subordinate and rank junior to Series B Preferred and Series D Preferred.

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

Each share of Series A-1 Preferred is convertible into that number of shares of the Company’s Common Stock (“Series A-1 Conversion Shares”) equal to that number of shares of Series A-1 Preferred being converted multiplied by $1,000, divided by $0.65, or the conversion price as defined in the Series A-1 Certificate in effect as of the date the holder delivers to the Company their notice of election to convert. Holders of Series A-1 Preferred may elect to convert shares of Series A-1 Preferred into Common Stock at any time. In addition to the aforementioned holder conversion option, if the volume weighted average closing price (VWAP) of the Company’s Common Stock is at least $1.00 per share for 20 consecutive trading days, then the Company has the right to convert one-half of the issued and outstanding shares of Series A-1 Preferred into Common Stock. In the event of a Change of Control, the Company will have the option to redeem all issued and outstanding shares of Series A-1 Preferred for 115% of the Liquidation Preference per share.

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

Using the whole instrument approach, the Company concluded that the host instrument is more akin to equity than debt as the majority of identified features contain more characteristics of equity.

The Company evaluated the identified embedded features of the Series A-1 Preferred host instrument and determined that certain features did not meet the definition of and did not contain the characteristics of derivative financial instruments requiring bifurcation at fair value from the host instrument.

During July 2020, the Company entered into an Exchange Agreement, Consent and Waiver (“Exchange Agreement”) with certain holders of its Series A Preferred (the "Series A Holders"), pursuant to which such Series A Holders exchanged 18,828 shares of Series A Preferred for an equivalent number of Series A-1 Preferred in consideration for their waiver of approximately $1,849,000 in dividends payable to the Series A Holders and payable for the quarters ended March 31, 2020 and June 30, 2020 (the “Series A Restructuring”). Also, as part of the Exchange Agreement, 739,372 warrants held by those Series A Holders participating in the exchange were cancelled.

As there is no specific guidance under GAAP on whether an amendment to, or exchange of, an equity-classified preferred stock instrument (whether presented in temporary or permanent equity) that is not within the scope of ASC 718 should be accounted for as an extinguishment or a modification, the Company used, by analogy, the Guidance in ASC 470, (“Debt”) regarding the modification of debt instruments and determined that the exchange transaction was a modification.

The Company measured the fair value of the Series A and A-1 Preferred stock immediately before and after the modification date by measuring the value of Common Stock each instrument was convertible into and determined that the modification resulted in a deemed dividend of approximately $2,272,000.

On September 28, 2020, the Company's holders of Common Stock and Preferred Stock voted to revise the Series A-1 Certificate by i) amending and restating the Series A-1 Certificate to, without limitation, provide for (i) the voluntary conversion of all outstanding shares of the Company's Series A-1 Preferred into shares of the Company’s Common Stock at a reduced conversion price of $0.20 per share of Common Stock, and (ii) the automatic conversion of all issued and outstanding shares of Series A Preferred and Series A-1 Preferred into shares of Common Stock at a rate of 10% per month, beginning on November 1, 2020, and ending on August 1, 2021, at the reduced conversion price of $0.20 per share of Common Stock;

The Company determined that the September 28, 2020 changes to the Series A Preferred Stock was a modification of its Series A-1 preferred stock. Using the fair value method, the Company concluded that the modification was significant and applied the guidance in ASC 260-10-S99 for extinguishments. Under such guidance, the difference between the consideration paid (i.e. the fair value of the new or modified preferred shares) and the carrying value of the original preferred shares was recognized as a deemed dividend to (from) the holder. Pursuant to such guidance the company recorded approximately $9,440,000 as a deemed dividend from the holder in the computation of Earnings Per Share.

The Company had 14,782 shares and 0 shares of Series A-1 Preferred outstanding as of December 31, 2020 and 2019, respectively.  During the years ended December 31, 2020 and 2019, the Company issued the holders of Series A-1 Preferred 1,159,416 and 0 shares of Common Stock, respectively, as payment of dividends due.

During the year ended December 31, 2020, the Company issued 19,016,452 shares of Common Stock upon the conversion of 4,046 shares of Series A-1 Preferred.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding as of December 31, 2020 and 2019. At December 31, 2020 and 2019, the Company had cumulative undeclared dividends of approximately $8,000 ($0.03 per share), respectively. There were no conversions of Series B Preferred into Common Stock during the years ended December 31, 2020 and 2019. The Company paid dividends of approximately $51,000 to the holders of our Series B Preferred for each of the years ended December 31, 2020 and 2019.

Common Stock

On September 28, 2020, the Company received executed written consents from the requisite holders of the Company’s voting securities, voting on as as-converted basis, approving the Amended Charter, which, among other things will increase the authorized number of shares of Common Stock from 345 million to 1 billion shares. This action did not become effective until 20 calendar days after an Information Statement was delivered to our shareholders. Such Information Statement was delivered on October 13, 2020.

The following table summarizes outstanding Common Stock activity for the following periods:
Common Stock
Shares outstanding at December 31, 2018	98,223,632
Shares issued pursuant to payment of stock dividend on Series A Preferred	6,959,523
Shares issued as payment of stock dividend on Series C Preferred	1,857,438
Shares issued for cash	5,954,545
Shares issued pursuant to option exercises	351,334
Shares outstanding at December 31, 2019	113,346,472
Shares issued pursuant to payment of stock dividend on Series A Preferred	1,388,876
Shares issued pursuant to payment of stock dividend on Series A-1 Preferred	1,159,416
Shares issued as payment of stock dividend on Series C Preferred	6,455,149
Shares issued pursuant to Series A conversion to Common Stock	18,640,000
Shares issued pursuant to Series A-1 conversion to Common Stock	19,016,452
Shares issued to secure financing facility	2,500,000
Shares issued for cash	15,700,000
Shares issued pursuant to option exchange and RSU vesting	1,883,248
Shares outstanding at December 31, 2020	180,089,613

Warrants

As of December 31, 2020, warrants to purchase 753,775 shares of Common Stock at prices ranging from $0.01 to $0.80 were outstanding. At December 31, 2020, no warrants are exercisable and become exercisable only upon the attainment of specified events. All warrants expire on September 19, 2028 with the exception of 150,000 warrants whose expiration date is 3 years from initial vesting, such vesting based on certain events . The intrinsic value of warrants outstanding at December 31, 2020 was $0. The Company has excluded from this computation any intrinsic value of the 603,775 warrants issued to the Series A Preferred stockholders due to the conversion exercise contingency associated with these warrants.

The following table summarizes warrant activity for the following periods:
	Warrants	Weighted-Average Exercise Price

Balance at December 31, 2018	1,813,856	$0.19
Granted	—
Expired / Canceled	(80,000)	$1.13
Exercised	—
Balance at December 31, 2019	1,733,856	$0.14
Granted	—
Expired / Canceled	(980,081)	$ 0.15
Exercised	—
Balance at December 31, 2020	753,775	$ 0.17

There were no warrants issued or exercised during the twelve months ended December 31, 2020. During the year ended December 31, 2020, 739,386 warrants were cancelled in conjunction with the exchange of Series A Preferred Stock into Series A-1 Preferred Stock, 150,695 warrants were cancelled pursuant to the mandatory conversion of Series A Preferred Stock into Common Stock and 90,000 warrants expired unexercised.

15.  STOCK-BASED COMPENSATION

Stock Options

As of December 31, 2020, the Company had one active stock-based compensation plan: the 2020 Omnibus Stock Incentive Plan (the “2020 Plan”).

2020 Omnibus Stock Incentive Plan

On June 9, 2020, pursuant to authorization obtained from the Company’s stockholders, the Company adopted the 2020 Omnibus Stock Incentive Plan (the “2020 Plan”). Such plan had been previously unanimously approved by the Company’s Board. The purposes of our 2020 Plan are to enhance our ability to attract and retain highly qualified officers, non-employee directors, key employees and consultants, and to motivate those service providers to serve the Company and to expend maximum effort to improve our business results by providing to those service providers an opportunity to acquire or increase a direct proprietary interest in our operations and future success. The 2020 Plan also will allow us to promote greater ownership in our Company by the service providers in order to align the service providers’ interests more closely with the interests of our stockholders. Awards granted under the 2020 Plan are designed to qualify for special tax treatment under Section 422 of the Code.

Pursuant to the adoption of the 2020 Plan, such plan will supersede and replace the Company’s 1999 Plan and no new awards will be granted under the 1999 Plan thereafter. Any awards outstanding under the 1999 Plan on the date of approval of the 2020 Plan will remain subject to the 1999 Plan. Upon approval of our 2020 Plan, all shares of Common Stock remaining authorized and available for issuance under the 1999 Plan and any shares subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2020 Plan. As of December 31, 2020, there are approximately 26,382,377 shares available for issuance under the 2020 Plan.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2020 and 2019 ranged from 57% to 83%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2020 and 2019 was 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2020 and 2019 averaged 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has adopted the provisions of ASU 2016-09 and will continue to use an estimated annualized forfeiture rate of approximately 5.0% for corporate officers, 4.1% for members of the Board of Directors and 15.0% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

            A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2018	7,227,248	$1.4	5.8
Granted	750,000	$0.89	—
Expired/Cancelled	(421,242)	$1.52	—
Exercised	(351,334)	$0.47	—
Balance at December 31, 2019	7,204,672	$1.32	5.3
Granted	2,450,000	$ 0.14	—
Expired/Cancelled	(7,069,172)	$ 1.33	—
Exercised	—	$—	—
Balance at December 31, 2020	2,585,500	$ 0.19	9.2

During the year ended December 31, 2020, the Company issued an aggregate 2,450,000 options to purchase common stock at exercise prices of $0.07 to $0.24.  Of the options granted in 2020, 1,750,000 options are issuable to the Company’s Chief Executive Officer and are included as granted options in the totals above, however such options have not been issued to the executive as of the date of this Annual Report, pending the negotiation of a new grant since the consummation of the offering of Series D Preferred in November 2020.

During the year ended December 31, 2020, certain terminated employees exchanged 1,225,500 Common Stock purchase options for 612,750 shares of Common Stock as a component of their severance agreement.

During the year ended December 31, 2020, certain employees exchanged 1,417,832 Common Stock purchase options for 708,916 Restricted Stock Units (“RSUs”) and certain members of the Company’s Board of Directors and certain officers exchanged 3,467,000 Common Stock purchase options for 1,733,500 RSUs.

In addition to the aggregate 6,110,332 options exchanged, an additional 958,840 Common Stock purchase options expired unexercised during the year ended December 31, 2020.

During the year ended December 31, 2020, there were no options exercised for cash. During the year ended December 31, 2019, there were 351,334 options exercised for cash resulting in the issuance of 351,334 shares of the Company’s Common Stock and proceeds of approximately $166,000.

At December 31, 2020, a total of 2,585,500 options were outstanding, of which 113,137 were exercisable at a weighted average price of $1.12 per share with a remaining weighted average contractual term of 6.13 years.  The Company expects that, in addition to the 113,137 options that were exercisable as of December 31, 2020, another 2,472,363 will ultimately vest resulting in a combined total of 2,585,500.  Those 2,585,500 shares have a weighted average exercise price of $0.19 and an aggregate intrinsic value of approximately $1,000 as of December 31, 2020. Stock-based compensation expense related to equity options was approximately $263,000 and $643,000 for the years ended December 31, 2020 and 2019, respectively.

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2020 and 2019 was $0.12 and $0.47, respectively. At December 31, 2020, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $277,906, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

The intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was approximately $0 and $222,000, respectively. The intrinsic value of options exercisable at December 31, 2020 and 2019 was approximately $0 and $0, respectively.  The intrinsic value of options that vested during 2020 was approximately $0. The aggregate intrinsic value for all options outstanding as of December 31, 2020 and 2019 was approximately $1,000 and $1,000, respectively.

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

A summary of the activity related to RSUs is as follows:

	RSU’s	Weighted-Average Issuance Price
Balance at December 31, 2019	—	$—
Granted	3,857,416	$0.15
Expired/Cancelled	(847,959)	$0.17
Vested	(2,164,351)	$0.14
Balance at December 31, 2020	845,106	$0.14

During the year ended December 31, 2020, the Company granted 708,916 RSUs to certain employees in exchange for options to purchase 1,417,832 shares of Common Stock held by such employees. During the year ended December 31, 2020, 336,998 of these RSUs vested with the remainder of such RSUs vesting quarterly over a period of two years.

During the year ended December 31, 2020, the Company agreed to grant 1,733,500 RSUs to certain officers and members of the Company’s Board of Directors in exchange for options to purchase 3,467,000 shares of Common Stock held by such officers and directors. During the year ended December 31, 2020, 1,000,684 of these RSUs vested with the remainder of such RSUs expiring unvested. At December 31, 2020, the Company had not issued 67,191 shares of its Common Stock pursuant to these vested RSUs.

The Company determined that the exchange agreements are a modification of a share-based payment award under ASC 718. Accordingly, the Company computed any incremental compensation expense as a component of the total compensation cost to be measured at the modification date. Aggregate incremental compensation expense measured from the modifications of stock options was approximately $385,000.

In addition and unrelated to the aforementioned exchanges, the Company granted 500,000 RSUs on July 29, 2020 at a per share price of $0.13, granted 885,000 RSUs on November 13, 2020 at a per share price of $0.09 and granted 30,000 RSU’s on December 23, 2020 at a per share price of $0.07. During the year ended December 31, 2020, 826,676 of these RSUs vested with the remainder of the RSUs vesting at various dates over a two-year period. As of December 31, 2020, the Company has not issued the Common Stock shares pursuant to the vesting of the 826,669 shares.

Stock-based Compensation

Stock-based compensation related to equity options has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenue	$15	$13
General and administrative	550	347
Sales and marketing	163	148
Research and development	134	135

Total	$862	$643

Common Stock Reserved for Future Issuance

The following table summarizes the Common Stock reserved for future issuance as of December 31, 2020:

Common Stock
Convertible preferred stock – Series A, Series A-1, Series B and Series D	540,677,052
Stock options outstanding	2,585,500
Restricted Stock Units	845,106
Warrants outstanding	753,775
Authorized for future grant under stock option plans	26,382,377

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service.  In 2019, the Company authorized contributions of approximately $184,000 for the 2019 plan year of which $138,000 were paid prior to December 31, 2019. In 2020, there were no contributions authorized or made.

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

($ in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$3,969	$3,610
Service cost	—	—
Interest cost	52	70
Actuarial (gain) loss	113	436
Effect of exchange rate changes	370	(67)
Effect of curtailment	—	—
Benefits paid	(92)	(80)
Benefit obligation at end of year	$4,412	$3,969

Change in plan assets:
Fair value of plan assets at beginning of year	$1,713	$1,734
Actual return of plan assets	92	80
Company contributions	10	12
Benefits paid	(92)	(80)
Effect of exchange rate changes	158	(33)
Fair value of plan assets at end of year	$1,881	$1,713
Funded status	$(2,531)	$(2,256)
Unrecognized actuarial loss (gain)	1,702	1,778
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(1,702)	(1,778)
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(2,531)	$(2,256)

Components of net periodic benefit cost are as follows:
Service cost	$—	$—
Interest cost on projected benefit obligations	52	70
Expected return on plan assets	(55)	(53)
Amortization of prior service costs	—	—
Amortization of actuarial loss	117	92
Net periodic benefit costs	$114	$109

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	1.0%	1.3%
Expected return on plan assets	3.2%	3.2%
Rate of pension increases	2.0%	2.0%
Rate of compensation increase	N/A	N/A

The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$4,412	$3,969
Accumulated benefit obligation	$4,412	$3,969
Fair value of plan assets	$1,881	$1,713

As of December 31, 2020, the following benefit payments are expected to be paid as follows (in thousands):

2021	$100
2022	$101
2023	$108
2024	$129
2025	$138
2026 — 2030	$750

The Company made contributions to the plan of approximately $10,000 during the year ended December 31, 2020, and $12,000 during the year ended December 31, 2019. The company anticipates making contributions at similar levels during the next fiscal year.

In accordance with the Company’s adoption of ASU 2017-07, the components of net periodic pension expense is shown in the Company’s Consolidated Statement of Operations for the years ended December 31, 2020 and 2019 under “Other components of net periodic pension expense”.

The measurement date used to determine the benefit information of the plan was January 1, 2021.

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

As of December 31, 2020 and 2019, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2020	2019

Additional minimum pension liability	$(1,553)	$(1,456)
Foreign currency translation adjustment	(436)	(285)
Ending balance	$(1,989)	$(1,741)

19.    SUBSEQUENT EVENTS

During the period from January 1, 2021 thru March 26, 2021 the Company issued an aggregate of 94,829,726 shares including 94,455,511 for  conversions of its convertible preferred stock, 242,647 for fees paid in stock, 131,168 pursuant to RSU vesting’s and 400 shares for the exercise of warrants.

The Company undertook the following Corporate Actions which have been approved by written consent of a majority of our outstanding voting securities, on an as converted basis (the “Majority Shareholders”), following a recommendation that shareholders approve the Corporate Actions by our Board of Directors:

(i) An amendment to the Company’s Certificate of Incorporation, as Amended and Restated (the “Certificate of Incorporation”) to increase the total number of shares of Common Stock authorized for issuance thereunder from 1.0 billion shares to 2.0 billion shares (the “Charter Amendment”); and

(ii) An amendment to the Company’s 2020 Omnibus Incentive Plan (the “Plan”) to increase the number of shares of Common Stock available for issuance under the 2020 Plan by 120.0 million shares, from 25.0 million shares to 145.0 million shares (the “Plan Amendment”).