Form 10-Q
period 2021-06-30
IMAGEWARE SYSTEMS INC
filed 2021-08-23
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The number of shares of common stock, par value $0.01 per share, outstanding on August 10, 2021 was 342,303,570.

IMAGEWARE SYSTEMS, INC.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except for share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,660	$8,345
Accounts receivable, net of allowance for doubtful accounts of $5 at June 30, 2021 and December 31, 2020.	444	577
Inventory, net	61	40
Other current assets	494	196
Total Current Assets	3,659	9,158

Property and equipment, net	101	155
Other assets	165	458
Operating lease right-of-use assets	1,372	1,557
Intangible assets, net of accumulated amortization	52	58
Goodwill	3,416	3,416
Total Assets	$8,765	$14,802

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$731	$1,007
Deferred revenue	369	903
Accrued expense	1,030	1,130
Operating lease liabilities, current portion	453	421
Derivative liabilities	8,925	24,128
Note payable, current portion	1,305	918
Total Current Liabilities	12,813	28,507

Other long-term liabilities	-	65
Note payable, net of current portion	266	653
Lease liabilities, net of current portion	1,060	1,297
Pension obligation	2,563	2,531
Total Liabilities	16,702	33,053
Mezzanine Equity:
Series D Convertible Redeemable Preferred Stock, $0.01 par value, designated 26,000 shares, 23,362 and 22,863 shares issued at June 30, 2021 (unaudited) and December 31, 2020, respectively and 22,958 and 22,863 shares outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $22,958 and $22,863 at June 30, 2021 (unaudited) and December 31, 2020, respectively.	5,203	1,572
Shareholders’ Deficit:
Preferred stock, authorized 5,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467shares issued at June 30, 2021 (unaudited) and December 31, 2020, and 2,330 and 14,911 shares outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $2,330 and $14,911 at June 30, 2021 (unaudited) and December 31, 2020, respectively.	-	-
Series A-1 Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued at June 30, 2021 (unaudited) and December 31, 2020, and 2,239 and 14,782 shares outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $2,239 and $14,782 at June 30, 2021 (unaudited) and December 31, 2020, respectively.	-	-
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $607 at June 30, 2021 (unaudited) and December 31, 2020, respectively.	2	2
Common Stock, $0.01 par value, 2,000,000,000 shares authorized; 319,426,123 and 180,096,317 shares issued at June 30, 2021 (unaudited) and December 31, 2020, respectively, and 319,419,419 and 180,089,613 shares outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively.	3,193	1,801
Additional paid-in capital	189,799	193,652
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,950)	(1,989)
Accumulated deficit	(204,120)	(213,225)
Total Shareholders’ Deficit	(13,140)	(19,823)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$8,765	$14,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product	$275	$121	$330	$272
Maintenance	667	612	1,344	1,257
	942	733	1,674	1,529
Cost of revenue:
Product	56	47	65	65
Maintenance	79	107	189	205
Gross profit	807	579	1,420	1,259

Operating expense:
General and administrative	1,571	939	2,919	1,922
Sales and marketing	745	566	1,469	1,624
Research and development	1,215	1,517	2,383	3,388
Depreciation and amortization	14	18	32	36
	3,545	3,040	6,803	6,970
Loss from operations	(2,738)	(2,461)	(5,383)	(5,711)

Interest expense (income), net	-	51	-	75
Other expense (income), net	(25)	-	-	-
(Gain) loss on change in fair value of derivative liabilities	(14,043)	363	(15,215)	166
Loss on extinguishment of derivative liabilities	10	-	345	-
Other components of net periodic pension expense	54	27	107	75
Income (loss) before income taxes	11,266	(2,902)	9,380	(6,027)
Income tax expense	-	-	-	-
Net income (loss)	11,266	(2,902)	9,380	(6,027)
Preferred dividends and preferred stock discount accretion	(2,069)	(1,372)	(4,325)	(2,746)
Net income (loss) available to common shareholders	$9,197	$(4,274)	$5,055	$(8,773)

Basic income (loss) per common share - see Note 3:
Basic income (loss) per share available to common shareholders	$0.03	$(0.03)	$0.02	$(0.07)
Basic weighted-average shares outstanding	304,261,199	127,065,608	287,799,416	121,630,902
Diluted income (loss) per common share - see Note 3:
Diluted income (loss) per share available to common shareholders	$0.02	$(0.03)	$0.01	$(0.07)
Diluted weighted-average shares outstanding	729,435,315	127,065,608	802,288,839	121,630,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$11,266	$(2,902)	$9,380	$(6,027)
Other comprehensive income (loss):
Foreign currency translation adjustment	(15)	(64)	39	(33)
Comprehensive income (loss)	$11,251	$(2,966)	$9,419	$(6,060)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(In Thousands, except share amounts)

(Unaudited)

	Series A		Series A-1		Series B
	Convertible,		Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2020	14,911	$-	14,782	$-	239,400	$2	180,096,317	$1,801	(6,704)	$(64)	$193,652	$(1,989)	$(213,225)	$(19,823)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(1,817)	-	-	(1,817)
Stock-based compensation expense	-	-	-	-	-	-	161,168	2	-	-	76	-	-	78
Issuance of common stock in lieu of cash	-	-	-	-	-	-	242,647	2	-	-	19	-	-	21
Issuance of common stock pursuant to warrant exercise	-	-	-	-	-	-	400	-	-	-	0	-	-	-
Conversion of Series A Preferred to Common Stock	(8,762)	-	-	-	-	-	43,819,500	438	-	-	(438)	-	-	-
Conversion of Series A-1 Preferred to Common Stock	-	-	(8,860)	0	-	-	44,300,000	443	-	-	(443)	-	-	-
Conversion of Series D Preferred to Common Stock	-	-	-	-	-	-	6,115,324	59	-	-	630	-	(2)	687
Foreign currency translation adjustment	-	-	-	-	-	-			-	-	-	54	-	54
Dividends on Series A preferred stock, $(10.50)/share	-	-	-	-	-	-	1,050,826	11	-	-	81	-	(92)	-
Dividends on Series A-1 preferred stock, $(9.75)/share	-	-	-	-	-	-	963,266	10	-	-	73	-	(83)	-
Dividends on Series D Preferred stock, $(90.90)/share	-	-	-	-	-	-	-	-	-	-	(248)	-	-	(248)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,885)	(1,885)
Balance at March 31, 2021	6,149	-	5,922	-	239,400	2	276,749,448	2,766	(6,704)	(64)	191,585	(1,935)	(215,287)	(22,933)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(1,732)	-	-	(1,732)
Stock-based compensation expense and RSU issuance	-	-	-	-	-	-	656,410	7	-	-	301	-	-	308
Issuance of common stock in lieu of cash	-	-	-	-	-	-	1,000,000	10	-	-	90	-	-	100
Issuance of common stock as issuance costs	-	-	-	-	-	-	1,000,000	10.00	-	-	60	-	-	70
Conversion of Series A Preferred to Common Stock	(3,819)	-	-	-	-	-	19,095,500	191	-	-	(191)	-	-	-
Conversion of Series A-1 Preferred to Common Stock	-	-	(3,683)	0	-	-	18,416,000	184	-	-	(184)	-	-	-
Conversion of Series D Preferred to Common Stock	-	-	-	-	-	-	858,291	8	-	-	51	-		59
Foreign currency translation adjustment	-	-	-	-	-	-			-	-	-	-15	-	(15)
Issuance of common stock in lieu of cash	-	-	-	-	-	-	178,571	2	-	-	11	-	-	13
Dividends on Series A preferred stock, $(8.32)/share	-	-	-	-	-	-	750,925	8	-	-	30	-	(38)	-
Dividends on Series A-1 preferred stock, $(8.32)/share	-	-	-	-	-	-	720,978	7	-	-	29	-	(36)	-
Dividends on Series B Preferred stock, $(0.05)/share	-	-	-	-	-	-	-	-	-	-		-	(25)	(25)
Dividends on Series D Preferred stock, $(87.31)/share	-	-	-	-	-	-	-	-	-	-	(251)	-	-	(251)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	11,266	11,266
Balance at June 30, 2021	2,330	-	2,239	-	239,400	2	319,426,123	3,193	(6,704)	(64)	189,799	(1,950)	(204,120)	(13,140)

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

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$9,380	$(6,027)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	32	36
Loss on disposal of fixed assets	82	-
Stock-based compensation	385	322
Issuance of common stock as compensation in lieu of cash	21	-
Application of rent deposit in lieu of cash payments	-	89
Deferred stock issuance costs	364	-
Change in fair value of derivative liabilities	(15,215)	166
Loss on extinguishment of derivative liabilities	345	-
Change in assets and liabilities:
Accounts receivable	132	79
Inventory	(22)	(81)
Other assets	(364)	97
Operating lease right-of-use assets	(20)	(9)
Accounts payable	(264)	513
Deferred revenue	(534)	125
Accrued expense	(99)	(14)
Pension obligation	31	55
Total adjustments	(15,126)	1,378
Net cash used in operating activities	(5,746)	(4,649)

Cash flows from investing activities
Purchase of property and equipment	(53)	-
Net cash used in investing activities	(53)	-

Cash flows from financing activities
Proceeds from issuance of Common Stock, net	100	1,637
Proceeds from issuance of related party notes payable	-	900
Proceeds from issuance of note payable to bank	-	1,571
Dividends paid	(25)	(25)
Net cash provided by financing activities	75	4,083

Effect of exchange rate changes on cash and cash equivalents	39	(33)
Net decrease in cash and cash equivalents	(5,685)	(599)

Cash and cash equivalents at beginning of period	8,345	1,030

Cash and cash equivalents at end of period	$2,660	$431

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$35
Cash paid for income taxes	$-	$-
Summary of non-cash investing and financing activities:
Issuance of common stock for financing facility	$70	$400
Stock dividends on Series A Convertible Preferred Stock	$109	$1,874
Stock dividends on Series A-1 Convertible Preferred Stock	109	-
Stock dividends on Series C Convertible Redeemable Preferred Stock	-	500
Stock dividends on Series D Convertible Redeemable Preferred Stock	$499	$-
Accretion of discount on Series C Convertible Redeemable Preferred Stock	-	347
Accretion of discount on Series D Convertible Redeemable Preferred Stock	$3,549	$-
Conversion of Series A Convertible redeemable Preferred Stock into Common Stock	$629	$-
Conversion of Series A-1 Convertible redeemable Preferred Stock into Common Stock	$627	$-

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

Recent Developments

Charter Amendment

Our Amended and Restated Certificate of Incorporation ("Certificate of Incorporation") as of June 30, 2021 authorizes a total of 2.0 billion shares of Common Stock for issuance. Effective as of January 28, 2021 and February 16, 2021, respectively, our Board of Directors and the majority of our outstanding voting securities, on an as converted basis ("Majority Shareholders") approved and authorized an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 1.0 billion shares to 2.0 billion shares, resulting in a total increase of 1.0 billion authorized shares of Common Stock. The increase in the number of authorized shares of Common Stock became effective upon filing the Certificate of Amendment with the Delaware Division of Corporations on April 21, 2021.

2021 Lincoln Park Financing

On May 17, 2021 (the "Execution Date"), the Company entered into a purchase agreement, dated as of the Execution Date (the "2021 LPC Purchase Agreement"), and a registration rights agreement, dated as of the Execution Date (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $15,100,000 of the Company's Common Stock.

Under the terms and subject to the conditions of the 2021 LPC Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15,100,000 worth of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's sole discretion, over the 24-month period commencing on July 23, 2021, the date that the registration statement covering the resale of shares of Common Stock that have been and may be issued under the 2021 LPC Purchase Agreement, which was filed with the Securities and Exchange Commission (the "SEC") pursuant to the Registration Rights Agreement, and was declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the 2021 LPC Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the "Commencement Date").

Under the 2021 LPC Purchase Agreement, on any business day over the term of the 2021 LPC Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a "Purchase Notice") directing Lincoln Park to purchase up to 250,000 shares of Common Stock per business day (“Regular Purchase”), which (i) increases to up to 300,000 shares in the event the price of the Company’s Common Stock is not below $0.10 per share, (ii) increases to 350,000 shares of Common Stock per Business Day in the event the price of the Company’s Common Stock is not below $0.25 per share, and (iii) increases to 500,000 shares in the event the price of the Company’s Common Stock is not below $0.50 per share (in each case, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2021 LPC Purchase Agreement). In each case, Lincoln Park's maximum commitment in any single Regular Purchase may not exceed $500,000. The parties may mutually agree to increase the number of shares to be purchased by Lincoln Park pursuant to any Regular Purchase up to 2,000,000 shares. The 2021 LPC Purchase Agreement provides for a purchase price per Purchase Share (the "Purchase Price") equal to the lesser of:

•	the lowest sale price of the Company's Common Stock on the purchase date; and

•

the average of the three lowest closing sale prices for the Company's Common Stock during the fifteen consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an "Accelerated Purchase Notice") directing Lincoln Park to purchase an amount of stock (the "Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company's Common Stock traded during all or, if certain trading volume or market price thresholds specified in the 2021 LPC Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the "Accelerated Purchase Measurement Period"), provided that Lincoln Park will not be required to buy shares of Common Stock pursuant to an Accelerated Purchase Notice that was received by Lincoln Park on any business day on which the last closing trade price of the Company's Common Stock on the OTC Markets (or alternative national exchange in accordance with the 2021 LPC Purchase Agreement) is below $0.25 per share. The parties may mutually agree to increase the number of shares to be purchased by Lincoln Park pursuant to any Accelerated Purchase. The purchase price per share of Common Stock for each such Accelerated Purchase will be equal to 95% of the lesser of:

•	the volume weighted average price of the Company's Common Stock during the applicable Accelerated Purchase Measurement Period on the applicable Accelerated Purchase Date; and

•	the closing sale price of the Company's Common Stock on the applicable Accelerated Purchase Date.

The Company may also direct Lincoln Park on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the 2021 LPC Purchase Agreement, to purchase an amount of stock (the "Additional Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate number of shares of the Company's Common Stock traded during a certain portion of the normal trading hours on the applicable Additional Accelerated Purchase date as determined in accordance with the 2021 LPC Purchase Agreement (such period of time on the applicable Additional Accelerated Purchase date, the "Additional Accelerated Purchase Measurement Period"). The parties may mutually agree to increase the number of shares to be purchased by Lincoln Park pursuant to any Additional Accelerated Purchase. Additional Accelerated Purchases will be equal to 95% of the lower of:

•	the volume weighted average price of the Company's Common Stock during the applicable Additional Accelerated Purchase Measurement Period on the applicable Additional Accelerated Purchase date; and

•	the closing sale price of the Company's Common Stock on the applicable Additional Accelerated Purchase date.

The aggregate number of shares that the Company can sell to Lincoln Park under the 2021 LPC Purchase Agreement may in no case exceed that number which, together with Lincoln Park’s then current holdings of Common Stock, exceed 4.99% of the Common Stock outstanding immediately prior to the delivery of the Purchase Notice.

Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock.

The Company has agreed with Lincoln Park that it will not enter into any "variable rate" transactions with any third party for a period defined in the 2021 LPC Purchase Agreement.

The Company issued to Lincoln Park 1,000,000 shares of Common Stock as commitment shares in consideration for entering into the 2021 LPC Purchase Agreement on the Execution Date.

The 2021 LPC Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the 2021 LPC Purchase Agreement at any time, at no cost or penalty, subject to the survival of certain provisions set forth in the 2021 LPC Purchase Agreement. During any "event of default" under the 2021 LPC Purchase Agreement, all of which are outside of Lincoln Park's control, Lincoln Park does not have the right to terminate the 2021 LPC Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the 2021 LPC Purchase Agreement will automatically terminate.

Actual sales of shares of Common Stock to Lincoln Park under the 2021 LPC Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company but is obligated to make purchases from the Company as it directs in accordance with the 2021 LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's shares.

In connection with the execution of the 2021 LPC Purchase Agreement, the Company has agreed to sell, and Lincoln Park has agreed to purchase, 1,000,000 shares of Common Stock for a purchase price of $100,000 (“Original Purchase”).

Due to the terms of the 2021 LPC Purchase Agreement as described above, management is not currently expecting the related proceeds from this agreement to be sufficient to sustain operations for an extended period of time.

Prior to entering into the 2021 LPC Purchase Agreement, the Company and Lincoln Park terminated the previous agreement between the Company and Lincoln Park entered into on June 11, 2020 (the “2020 LPC Purchase Agreement”).

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

At June 30, 2021 and December 31, 2020, we had negative working capital of $9,154,000 and $19,349,000, respectively. Included in our negative working capital as of June 30, 2021 are $8,925,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a Change of Control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At June 30, 2021 the Liquidation Preference Amount totaled $22,958,000. Considering the financings consummated in 2020 and 2021, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At August 17, 2021, cash on hand approximated $1,715,000. Based on the Company’s rate of cash consumption in the first two quarters of 2021 and the last quarter of 2020, the Company estimates it will need additional capital in the fourth quarter of 2021 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

To address our working capital requirements, management has begun instituting several cost cutting measures and has utilized cash proceeds available under the Lincoln Park to satisfy its working capital requirements. The Company may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities. Other than the 2021 LPC Purchase Agreement with Lincoln Park, there are currently no financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

In view of the going concern considerations described in the preceding paragraph, continued operations of the Company are dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, operate at a profit or generate positive cash flows in the future. Therefore, management’s plans do not alleviate the substantial doubt of the Company’s ability to continue as a going concern.

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

Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future periods.

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

Lease Liabilities and Operating Lease Right-of-Use Assets

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under Accounting Standards Codification (“ASC”) Topic 842 - Leases (“ASC 842”). In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, initially recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% using a capital asset pricing model. The Company has utilized the practical expedient regarding lease and nonlease components and has combined such items into a single combined component. The Company has also utilized the practical expedient regarding leases of twelve months or less and has excluded such leases from its computation of lease liability and related right-of-use assets.

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

We disclose disaggregation of our customer revenue by classes of similar products and services as follows:

•	Software licensing and royalties;

•	Sales of computer hardware and identification media;

•	Services; and

•	Post-contract customer support.

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

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At June 30, 2021 and December 31, 2020, we had capitalized incremental costs of obtaining a contract with a customer of approximately $0 and $65,000, respectively. We recorded no additional contract costs during the three and six months ended June 30, 2021. Additionally, we recognized approximately $123,000 and $249,000 in revenue during the three and six months ended June 30, 2021, respectfully, that was related to contract costs at the beginning of the period.

Other Items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The following table sets forth our disaggregated revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenue	2021	2020	2021	2020
(dollars in thousands)

Software and royalties	$222	$68	$261	$193
Hardware and consumables	44	47	57	62
Services	9	6	12	17
Maintenance	667	612	1,344	1,257
Total revenue	$942	$733	$1,674	$1,529

Customer Concentration

For the three months ended June 30, 2021, two customers accounted for approximately 35% or $334,000 of our total revenue and had trade receivables at June 30, 2021 of $135,000. For the six months ended June 30, 2021, two customers accounted for approximately 40% or $667,000 of our total revenue and had trade receivables at June 30, 2021 of $135,000.

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

FASB Accounting Standards Update (“ASU”) No. 2020-06. In August 2020, the FASB issued ASU 2020-06 “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.

NOTE 3. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock and if-converted methods. For diluted income (loss) per share calculation purposes, the net income (loss) available to common shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the condensed consolidated statement of income (loss) for the respective periods.

The table below presents the computation of basic and diluted income (loss) per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted income (loss) per share:
Net income (loss)	$11,266	$(2,902)	$9,380	$(6,027)
Preferred dividends, deemed dividends and accretion	(2,069)	(1,372)	(4,325)	(2,746)
Net income (loss) available to common shareholders	$9,197	$(4,274)	$5,055	$(8,773)

Effective of dilutive securities:
Preferred dividends, deemed dividends and accretion	2,069	-	4,325	-

Net income (loss) available to common shareholders after assumed conversions	11,266	(4,274)	9,380	(8,773)

Denominator for basic income (loss) per share - weighted-average shares outstanding	304,261,199	127,065,608	287,799,416	121,630,902

Effect of dilutive securities:
Options	-	-	16,125,547	-
Warrants	205,435	-	596,569	-
Convertible preferred stock	424,968,681	-	497,767,307	-
Denominator for diluted income (loss) - adjusted weighted average shares and assumed conversions	729,435,315	127,065,608	802,288,839	121,630,902

Basic income (loss) per share available to common shareholders	$0.03	$(0.03)	$0.02	$(0.07)
Diluted income (loss) per share available to common shareholders	$0.02	$(0.03)	$0.01	$(0.07)

The following table sets forth Common share equivalents at June 30, 2021 and December 31, 2020:

Potential Dilutive Securities:	Common Share Equivalents at June 30, 2021	Common Share Equivalents at December 31, 2020
Convertible redeemable preferred stock - Series A	11,647,000	74,555,000
Convertible redeemable preferred stock - Series A-1	11,194,000	73,910,000
Convertible redeemable preferred stock - Series B	46,029	46,029
Convertible redeemable preferred stock - Series D	393,795,883	392,166,023
Stock options	65,970,500	2,585,500
Restricted stock units (RSUs)	129,453	845,106
Warrants	842,052	753,775
Total Potential Dilutive Securities	483,624,917	544,861,433

NOTE 4. SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $61,000 as of June 30, 2021 were comprised of work in process of $53,000, representing direct labor costs on in-process projects and finished goods of $8,000 net of reserves for obsolete and slow-moving items of $3,000.

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

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $52,000 and $58,000 as of June 30, 2021 and December 31, 2020, respectively, which includes accumulated amortization of $604,000 and $601,000 as of June 30, 2021 and December 31, 2020, respectively. Amortization expense for patent intangible assets was $3,000 and $6,000 for the three and six months ended June 30, 2021 and 2020, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 4.33 years. There was no impairment of the Company’s intangible assets during the three and six months ended June 30, 2021 and 2020.

The estimated intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2021 (six months)	$6
2022	12
2023	12
2024	12
2025	10
Thereafter	-
Total	$52

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at June 30, 2021, had a negative carrying amount of approximately $13,140,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired as of June 30, 2021 and December 31, 2020.

Other Assets

In conjunction with the 2021 LPC Purchase Agreement, the Company issued to Lincoln Park, in May 2021, 1,000,000 shares of Common Stock as consideration for entering into the Purchase Agreement. Pursuant to this issuance, the Company recorded $70,000 as a deferred stock issuance cost. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Purchase Agreement. At June 30, 2021, the Company had approximately $70,000 in deferred stock issuance costs included in the caption “Other assets” in its condensed consolidated balance sheets. During the three months ended June 30, 2021, there were 1,000,000 shares of Common Stock sold by the Company under the 2021 LPC Purchase Agreement. The 2021 LPC Purchase Agreement supersedes and terminates the previous agreement between the Company and Lincoln Park entered into on June 11, 2020.

In conjunction with a securities purchase agreement entered into with 2020 LPC Purchase Agreement, the Company issued to Lincoln Park, in May 2020, 2,500,000 shares of Common Stock as consideration for entering into the 2020 LPC Purchase Agreement. Pursuant to this issuance, the Company recorded $400,000 as a deferred stock issuance cost. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under the 2020 LPC Purchase Agreement.

Due to the termination of the 2020 LPC Purchase Agreement, effectuated by the consummation of the 2021 LPC Purchase Agreement, the Company wrote-off and recorded operating expense of approximately $364,000 representing the unamortized capitalized deferred stock issuance costs remaining under the 2020 LPC Purchase Agreement during the three months ended June 30, 2021.

NOTE 5. LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 - Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, initially recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% as the discount rates implicit in the Company’s leases cannot be readily determined. At December 31, 2020, such assets and liabilities aggregated approximately $1,557,000 and $1,718,000, respectively. At June 30, 2021, such assets and liabilities aggregated approximately $1,372,000 and $1,513,000, respectively. The Company determined that it had no arrangements representing finance leases.

Our corporate headquarters is located in San Diego, California, where we now occupy approximately 500 square feet of office space at a cost of approximately $2,000 per month. We entered into this facility’s lease in February 2021, with the new lease commencing on March 1, 2021 on a month-to-month basis. In addition to our corporate headquarters, we also occupied the following spaces at June 30, 2021:

•

1,508 square feet in Ottawa, Province of Ontario, Canada, at a cost of approximately $3,000 per month until the expiration of the lease on June 30, 2021. The Company extended this lease for a 30-day period and has concluded that it will not renew this premises due to alternate remote access capabilities;

•	9,720 square feet in Portland, Oregon, at a cost of approximately $23,000 per month until the expiration of the lease on February 28, 2023; and

•	183 square feet of office space in Mexico City, Mexico, at a cost of approximately $2,000 per month until September 30, 2021.

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

For the three months ended June 30, 2021 and 2020, the Company recorded approximately $160,000 and $169,000, respectively, in lease expense using the straight-line method. For the six months ended June 30, 2021 and 2020, the Company recorded approximately $330,000 and $338,000, respectively, in lease expense using the straight-line method. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of June 30, 2021 is 1.8 years. Cash payments under operating leases aggregated approximately $165,000 and $330,000, respectively, for the three and six months ended June 30, 2021 and $162,000 and $323,000, respectively, for the comparable periods in 2020, and are included in operating cash flows.

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

At June 30, 2021, future minimum undiscounted lease payments are as follows:

($ in thousands)
2021 (six months)	$326
2022	653
2023	424
2024	387
2025	131
Thereafter	-
Total	$1,921
Short-term leases not included in lease liability	(7)
Present Value effect on future minimum undiscounted lease payments at June 30, 2021	(401)
Lease liability at June 30, 2021	$1,513
Less current portion	(453)
Non-current lease liability at June 30, 2021	$1,060

NOTE 6. MEZZANINE EQUITY

Series C Convertible Redeemable Preferred Stock

On September 18, 2018, the Company filed the Series C Certificate with the Secretary of State for the State of Delaware designating 1,000 shares of the Company’s preferred stock, par value $0.01 per shares, as Series C Preferred, each share with a stated value of $10,000 per share. The Company noted that the Series C Preferred instruments were hybrid instruments that contained several embedded features. The Company evaluated the identified embedded features of the Series C Preferred host instrument and determined that certain features met the definition of and contained the characteristics of derivative financial instruments requiring bifurcation at fair value from the host instrument. The Company has bifurcated from the Series C Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $833,000 at issuance and were recorded by the Company as a discount to the Series C Preferred.

For the three and six months ended June 30, 2020, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $175,000 and $347,000, respectively. Concurrently with the issuance of Series D Convertible Redeemable Preferred Stock (described below), all holders of Series C exchanged their shares for shares of Series D Preferred.

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

On November 12, 2020 (“Closing Date”), the Company consummated the Series D Financing, resulting in the sale of 11,560 shares of its Series D Preferred, resulting in gross proceeds to the Company of $11.56 million, less fees and expenses. The gross proceeds include approximately $2.2 million in principal amount due and payable under the terms of certain term loans issued by the Company on September 29, 2020 (“Bridge Note”), which Bridge Notes were converted into Series D Preferred at Closing (the “Conversion”). The issuance and sale of the Series D Preferred was made pursuant to that certain Securities Purchase Agreement, dated September 28, 2020 (the "Series D Purchase Agreement"), by and between the Company and the Investors, for the purchase price of $1,000 per share of Series D Preferred. The Conversion and Series D Financing was undertaken pursuant to Section 3(a)(9) and/or Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). On December 23, 2020, the Company sold an additional 500 shares of Series D Preferred resulting in gross proceeds to the Company of $500,000 less fees and expenses.

On the Closing Date, the Company exchanged approximately $661,000 of liabilities of the Company for 6613 shares of Series D Preferred, and received notice from the holders of a majority of the Series C Preferred (the “Series C Exchange Notice”) of their election to convert all of their shares of Series C Preferred into Series D Preferred, and further exercising their right to require all other holders of Series C Preferred to convert their shares of Series C Preferred into Series D Preferred (the “Series C Exchange”). Upon the consummation of the Series C Exchange in accordance with the terms of the Series C Exchange Notice, the Company issued an additional 10,000 shares of Series D Preferred in exchange for all 1,000 issued and outstanding shares of the Company’s Series C Preferred.

On December 31, 2020, the Company issued 142 shares of Series D Preferred Stock as payment of dividends due to the Series D Preferred stockholders. During the six months ended June 30, 2021, the Company issued 499 shares of Series D Preferred Stock as payment of dividends due to the Series D Preferred stockholders. During the six months ended June 30, 2021, certain holders of Series D Preferred converted 404 shares of Series D into 6,973,615 shares of Common Stock which includes 42,941 shares of common stock issued for dividends up to the date of conversion.

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

The Company has bifurcated from the Series D Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $26,011,000 at issuance and have been recorded as a discount to the Series D. During the three and six months ended June 30, 2021, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $1,732,000 and $3,549,000, respectfully, using the effective interest rate method as a deemed dividend.

The following table summarizes the share activity of Series D Preferred for the three months ended March 31, 2021 and the three months ended June 30, 2021:

Series D Convertible Redeemable Preferred

Total shares of Series D Preferred Stock - December 31, 2020	22,863
Conversion of Series D Preferred into Common Stock	(354)
Issuance of Series D Preferred as payment of dividends due	248
Total shares of Series D Preferred Stock - March 31, 2021	22,757
Conversion of Series D Preferred into Common Stock	(50)
Issuance of Series D Preferred as payment of dividends due	251
Total shares of Series D Preferred Stock - June 30, 2021	22,958

The carrying value of the Company’s Series D Preferred was approximately $5,203,000 and $1,572,000 net of discount of approximately $17,755,000 and $21,291,000 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 7. DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging”. Under the provisions of ASC 815, the Company identified embedded features within the Series D Preferred host contracts that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series D Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $8,925,000 and $24,128,000 at June 30, 2021 and December 31, 2020, respectively, and are classified as current liabilities on the Company’s condensed consolidated balance sheets under the caption “Derivative liabilities”. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss.

The change in fair value of such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of income (loss). For the three and six months ended June 30, 2021, the Company recorded a decrease to its derivative liabilities using fair value methodologies of approximately $14,043,000 and $15,215,000 related to Series D embedded derivatives. In conjunction with the conversion of 404 shares of the Company’s Series D Preferred into Common Stock during the three and six months ended June 30, 2021, the Company recognized a loss on the extinguishment of derivative liabilities of approximately $10,000 and $345,000, respectively.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued these bifurcatable features at fair value and such liabilities aggregated approximately $535,000 at June 30, 2020. There is no Series C Preferred outstanding at June 30, 2021. The change in fair value of such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2020, the Company recorded an increase to these derivative liabilities using fair value methodologies of approximately $363,000 and $166,000, respectively.

NOTE 8. NOTES PAYABLE

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In July 2021, the Company filed an application with the SBA requesting loan forgiveness. At the time of the filing of this Quarterly Report, no determination has been made by the SBA. The Company has recorded the entire amount of the PPP Loan as debt. Under the terms of the PPP Loan, monthly payments of principal and interest were due to commence November 1, 2020, however the SBA is deferring loan payments for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. At June 30, 2021, the Company has recorded the current portion of the PPP Loan of approximately $1,305,000 as a current liability under the caption “Notes payable, current portion” in its condensed consolidated June 30, 2021 balance sheet. The remaining portion of approximately $266,000 is recorded as a long-term liability under the caption “Note payable, net of current portion” in its condensed consolidated June 30, 2021 balance sheet. At December 31, 2020, the Company has recorded the current portion of the PPP Loan of approximately $918,000 as a current liability under the caption “Notes payable, current portion” in its condensed consolidated December 31, 2020 balance sheet. The remaining portion of approximately $653,000 is recorded as a long-term liability under the caption “Note payable, net of current portion” in its condensed consolidated December 31, 2020 balance sheet.

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

On September 28, 2020, the Company received executed written consents from (i) the requisite holders of the Company’s voting securities, voting on an as-converted basis, and (ii) the requisite holders of Series A Preferred, voting as a separate class, approving the Amended Series A Certificate, which, among other things, provides for (a) the automatic conversion of all Series A Preferred into Common Stock at a rate of 10% per month following the Closing of the Series D Financing, with the conversion price for such conversion reduced from $1.15 per share of Common Stock, to $0.20 per share of Common Stock, and (b) a reduction of the dividend rate from 8% of the stated Series A Liquidation Preference Amount if paid in cash and 10% of the stated Series A Liquidation Preference Amount if paid in Common Stock, to 4% of the Series A Liquidation Preference Amount, with the dividends being paid only in shares of Common Stock.

The Company had 2,330 and 14,911 shares of Series A Preferred outstanding as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had cumulative undeclared dividends of $0. During the three months ended June 30, 2021, the Company issued the holders of Series A Preferred 750,925 shares of Common Stock as payment of dividends due. During the six months ended June 30, 2021, the Company issued the holders of Series A Preferred 1,801,751 shares of Common Stock as payment of dividends due.

During the three months ended June 30, 2021, the Company issued 19,095,500 shares of Common Stock upon the conversion of 3,819 shares of Series A Preferred Stock. During the six months ended June 30, 2021 the Company issued 62,915,000 shares of Common Stock upon the conversion of 12,581 shares of Series A Preferred Stock.

During the three and six months ended June 30, 2020, the Company recorded accrued unpaid dividends of approximately $937,000 and $1,874,000 on its Series A Preferred Stock. There were no conversions of Series A Preferred into Common Stock during the three and six months ended June 30, 2020.

Series A-1 Convertible Preferred Stock

In July 2020, the Company filed the Series A-1 Certificate with the Secretary of State for the State of Delaware - Division of Corporations, designating 31,021 shares of the Company’s Preferred Stock as Series A-1 Preferred. Shares of Series A-1 Preferred accrue cumulative dividends and are payable quarterly beginning June 30, 2021 at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of the Company’s Common Stock.

Shares of Series A-1 Preferred rank senior to the Company’s Common Stock, pari-passu to the Company's Series A Preferred, and are subordinate and rank junior to Series B Preferred and Series D Preferred.

Each share of Series A-1 Preferred has a liquidation preference equal to the greater of (i) $1000 per share plus all accrued and unpaid dividends, or (ii) such amount per share as would have been payable had each such share been converted into Common Stock immediately prior to such liquidation, dissolution or winding up (the amount payable pursuant to the foregoing is referred to herein as the “Series A-1 Liquidation Preference Amount”) before any payment shall be made or any assets distributed to the holders of the Common Stock or any other classes and series of equity securities of the Company which by their terms rank junior to the Series A-1 Preferred.

Each share of Series A-1 Preferred was convertible into that number of shares of the Company’s Common Stock (“Series A-1 Conversion Shares”) equal to that number of shares of Series A-1 Preferred being converted multiplied by $1,000, divided by $0.65, or the conversion price as defined in the Series A-1 Certificate in effect as of the date the holder delivers to the Company their notice of election to convert. Holders of Series A-1 Preferred may elect to convert shares of Series A-1 Preferred into Common Stock at any time. In addition to the aforementioned holder conversion option, if the volume weighted average closing price ("VWAP") of the Company’s Common Stock is at least $1.00 per share for 20 consecutive trading days, then the Company has the right to convert one-half of the issued and outstanding shares of Series A-1 Preferred into Common Stock. In the event of a Change of Control, the Company will have the option to redeem all issued and outstanding shares of Series A-1 Preferred for 115% of the Liquidation Preference per share.

During July 2020, the Company entered into an Exchange Agreement, Consent and Waiver (“Exchange Agreement”) with certain holders of its Series A Preferred (the "Series A Holders"), pursuant to which such Series A Holders exchanged 18,828 shares of Series A Preferred for an equivalent number of Series A-1 Preferred.

On September 28, 2020, the Company's holders of Common Stock and Preferred Stock voted to revise the Series A-1 Certificate by amending and restating the Series A-1 Certificate to, without limitation, provide for (i) the voluntary conversion of all outstanding shares of the Company's Series A-1 Preferred into shares of the Company’s Common Stock at a reduced conversion price of $0.20 per share of Common Stock, and (ii) the automatic conversion of all issued and outstanding shares of Series A Preferred and Series A-1 Preferred into shares of Common Stock at a rate of 10% per month, beginning on November 1, 2020, and ending on August 1, 2021, at the reduced conversion price of $0.20 per share of Common Stock.

The Company had 2,239 and 14,782 shares of Series A-1 Preferred outstanding as of June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021, the Company issued the holders of Series A-1 Preferred 720,978 shares of Common Stock as payment of dividends due. During the six months ended June 30, 2021, the Company issued the holders of Series A-1 Preferred 1,684,244 shares of Common Stock as payment of dividends due.

During the three months ended June 30, 2021, the Company issued 18,416,000 shares of Common Stock upon the conversion of 3,683 shares of Series A-1 Preferred. During the six months ended June 30, 2021, the Company issued 62,716,000 shares of Common Stock upon the conversion of 12,543 shares of Series A-1 Preferred.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding as of June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Company had cumulative undeclared dividends of approximately $8,000. There were no conversions of Series B Preferred into Common Stock during the three and six months ended June 30, 2021 and 2020.

Common Stock

As of June 30, 2021, we had 319,426,123 and 319,419,419 shares of Common Stock issued and outstanding, respectively. Our authorized but unissued shares of Common Stock are available for issuance without action by our shareholders.

The following table summarizes outstanding Common Stock activity during the six months ended June 30, 2021:

Common Stock
Shares outstanding at December 31, 2020	180,089,613
Shares issued pursuant to payment of stock dividend on Series A Preferred	1,801,751
Shares issued pursuant to payment of stock dividend on Series A-1 Preferred	1,684,244
Shares issued pursuant to Series D conversion to Common Stock	6,973,615
Shares issued pursuant to Series A conversion to Common Stock	62,915,000
Shares issued pursuant to Series A-1 conversion to Common Stock	62,716,000
Shares issued pursuant to warrant exercises	400
Shares issued to secure financing facility	1,000,000
Shares issued for cash	1,000,000
Shares issued as compensation in lieu of cash	421,218
Shares issued pursuant to RSU vesting	817,578
Shares outstanding at June 30, 2021	319,419,419

During the three months ended June 30, 2021, the Company sold 1,000,000 shares of its Common Stock to Lincoln Park pursuant to the 2021 LPC Purchase Agreement for $0.10 per share resulting in proceeds to the Company of $100,000. Also in May 2021, the Company issued to Lincoln Park 1,000,000 shares of its Common Stock as consideration for entering into the Purchase Agreement. The Company has recorded this issuance as a deferred stock issuance cost in the amount of $70,000. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Purchase Agreement.

Warrants

As of June 30, 2021, warrants to purchase 1,504,470 shares of Common Stock at prices ranging from $0.01 to $0.80 were outstanding. All warrants expire on September 19, 2028 with the exception of 600,000 warrants whose expiration date is April 16, 2022 and 150,000 warrants whose expiration date is 3 years from initial vesting, such vesting based on certain events. The intrinsic value of warrants outstanding at June 30, 2021 was $0. The Company has excluded from this computation any intrinsic value of the 243,589 warrants issued to the Series A Preferred stockholders due to the conversion exercise contingency associated with these warrants.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted-Average Exercise Price

Balance at December 31, 2020	753,775	$0.17
Granted	600,000	$0.07
Expired / Canceled	(511,323)	$0.01
Exercised	(400)	$0.01
Balance at June 30, 2021	842,052	$0.19

In April 2021, the Company created an advisory board to the Board of Directors comprised of 3 individuals. As compensation for advisory board services, the Company granted each member warrants to purchase 200,000 shares of the Company’s Common Stock. Such warrants have an exercise price of $0.07 per share and will vest over a one-year period beginning on April 19, 2021. There were no other warrants issued during the six months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company recorded approximately $10,000 in expense related to the vesting of these warrants.

During the six months ended June 30, 2021, 511,323 warrants were cancelled pursuant to the mandatory conversion of Series A Preferred Stock into Common Stock and 400 warrants were exercised at $0.01 per warrant.

NOTE 10. STOCK-BASED COMPENSATION

Stock Options

As of June 30, 2021, the Company had one active stock-based compensation plan: the 2020 Omnibus Stock Incentive Plan (the “2020 Plan”).

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

Pursuant to the adoption of the 2020 Plan, such plan will supersede and replace the Company’s 1999 Plan and no new awards will be granted under the 1999 Plan thereafter. Any awards outstanding under the 1999 Plan on the date of approval of the 2020 Plan will remain subject to the 1999 Plan. Upon approval of our 2020 Plan, all shares of Common Stock remaining authorized and available for issuance under the 1999 Plan and any shares subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2020 Plan. The Company amended the 2020 Plan to increase the number of shares of Common Stock available for issuance to 145.0 million shares. Such amendment became effective on April 21, 2021. As of June 30, 2021, there were 83,535,453 shares available for issuance under the 2020 Plan.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation - Stock Compensation”. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expense based upon the departments to which substantially all the associated employees report and credited to additional paid-in-capital.

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

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2020	2,585,500	$0.19	9.2
Granted	65,720,000	$0.07
Expired/Cancelled	(2,335,000)	$0.14
Exercised	-	-
Balance at June 30, 2021	65,970,500	$0.07	6.8

During the three months ended June 30, 2021, the Company granted an aggregate of 65,720,000 options to purchase shares of Common Stock including 61,620,000 to certain officers and employees and 4,100,000 to certain members of the Company’s Board of Directors. Such options have an exercise price ranging from $0.067 to $0.07 and vest at various times through April 16, 2023. As a condition of issuance of these options, certain employees exchanged an aggregate of 1,950,000 previously issued option awards and 400,000 unvested RSUs and 170,000 previously vested RSUs. The Company determined that the exchange agreements are modifications of share-based payment awards under ASC 718. Accordingly, the Company computed any incremental compensation expense as a component of the total compensation cost to be measured at the modification date. Aggregate incremental compensation expense measured from the aforementioned modifications was approximately $1,489,000. The total compensation of the awards will be recognized over the modified requisite service period.

During the six months ended June 30, 2021, an aggregate of 370,000 options expired unexercised.

At June 30, 2021, a total of 65,970,500 options were outstanding, of which 7,318,760 were exercisable at a weighted average price of $0.09 per share with a remaining weighted average contractual term of 6.8 years. The Company expects that, in addition to the 7,318,760 options that were exercisable as of June 30, 2021, another 58,651,740 will ultimately vest resulting in a combined total of 65,970,500. Those 58,651,740 shares have a weighted average exercise price of $0.07 and an aggregate intrinsic value of approximately $0 as of June 30, 2021. Stock-based compensation expense related to equity options was approximately $295,000 for the six months ended June 30, 2021.

The intrinsic value of options exercisable and outstanding at June 30, 2020 was $0. The aggregate intrinsic value for all options outstanding as of June 30, 2020 was approximately $368,000. The weighted-average grant-date per share fair value of options granted during the six months ended June 30, 2020 was $0.09. At June 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $238,000, which will be recognized over a weighted-average period of 1.4 years.

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

A summary of the activity related to RSUs is as follows:

	RSU’s	Weighted-Average Issuance Price
Balance at December 31, 2020	845,106	$0.14
Granted	-	$-
Expired/Cancelled	(538,076)	$0.13
Vested	(177,577)	$0.13
Balance at June 30, 2021	129,453	$0.16

There were no RSUs granted to employees during the six months ended June 30, 2021. During the six months ended June 30, 2021, 177,577 RSUs vested with the remainder of outstanding RSUs vesting at various times through September 29, 2022.

During the three and six months ended June 30, 2021 and 2020, the Company recorded compensation expense of approximately $4,000 and $0, respectively, and $19,000 and $0, respectively related to RSUs. During the six months ended June 30, 2021 and 2020, the Company issued 262,578 and 0 shares of its Common Stock pursuant to the vesting of RSUs. Also during the six months ended June 30, 2021, the Company issued 555,000 shares of its Common Stock pursuant to RSUs that vested in 2020 for which shares were not previously issued.

As of June 30, 2021, the Company has not issued the Common Stock shares pursuant to the vesting of the 67,191 RSUs.

Stock-based Compensation

Stock-based compensation related to equity options, RSUs and warrants has been classified as follows in the accompanying consolidated statements of income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$6	$2	$7	$5
General and administrative	172	89	208	156
Sales and marketing	68	10	89	100
Research and development	62	35	81	61
Total	$308	$136	$385	$322

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

	Fair Value at June 30, 2021
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,819	$-	$-	$1,819
Totals	$1,819	$-	$-	$1,819
Liabilities:
Derivative liabilities	$8,925	$-	$-	$8,925
Totals	$8,925	$-	$-	$8,925

	Fair Value at December 31, 2020
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,881	$-	$-	$1,881
Totals	$1,881	$-	$-	$1,881
Liabilities:
Derivative liabilities	$24,128	$-	$-	$24,128
Totals	$24,128	$-	$-	$24,128

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

As of June 30, 2021, the Company had embedded features contained in the Series D Preferred host instrument that qualified for derivative liability treatment. The recorded fair market value of these features was approximately $8,925,000 and $24,128,000 at June 30, 2021 and December 31, 2020, respectively, and are classified as a current liability in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The fair value of the Company’s derivative liabilities is classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The Company uses Monte-Carlo simulations in the determination of the fair value of derivative liabilities.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the fair value methodologies during the six months ended June 30, 2021 are a risk-free rate of 0.56%, equity volatility of 107.5%, effective life of 3.51 years and a preferred stock dividend rate of 4%. These assumptions incorporate management’s estimate of the probability of future financings (Series D Financing) and the timing of potential change of control events. The primary assumptions impacted by Series D Financing were the effective life of 3.75 years and equity volatility.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary. That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value during the three and six months ended June 30, 2021 and 2020 are presented below:

($ in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

Pension assets:
Fair value at beginning of period	$1,800	$1,675	$1,881	$1,713
Return on plan assets	15	16	30	30
Company contributions and benefits paid, net	(19)	(23)	(17)	(33)
Effect of exchange rate changes	23	43	(75)	1
Fair value at end of period	$1,819	$1,711	$1,819	$1,711

The reconciliations of Level 3 derivative liabilities measured at fair value for Series D Preferred Stock and for Series C Preferred Stock during the three and six months ended June 30, 2021 is presented below:

($ in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Derivative liabilities:
Fair value at beginning of period	22,850	172	24,128	369
Derivative liability from issuance of Preferred Series C	-	-	-	-
Decrease in derivative liability from conversions of Preferred Series C	-	-	-	-
Derivative liability from issuance of Preferred Series D	168	-	416	-
Decrease in derivative liability from conversions of Preferred Series D	(50)	-	(404)	-
Change in fair value included in earnings	(14,043)	363	(15,215)	166
Fair value at end of period	$8,925	$535	$8,925	$535

NOTE 11. RELATED PARTY TRANSACTIONS

Professional Services Agreement

During the year ended December 31, 2020, the Company entered into professional services agreement with a firm affiliated with a member of the Company’s Board of Directors at the time the parties entered into the agreement. The Company made no payments pursuant to this agreement during the twelve months ended December 31, 2020 and made payment of approximately $34,000 during six months ended June 30, 2021. The Company has the right to terminate the agreement on thirty days written notice at any time.

NOTE 12. CONTINGENT LIABILITIES

Employment Agreements

The Company has an employment agreement with its Chief Executive Officer, which expires on March 2, 2024. The Company may terminate the agreement with or without cause. Subject to the conditions and other limitations set forth in the employment agreement, the executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination (as defined in the employment agreement) by the Company or by the executive:

Under the terms of the agreement, if employment is terminated by the Company without cause or there is a change of control, then the Executive shall be entitled to severance payments equal to the Executive’s annual salary and shall remain enrolled in the Company’s health, dental, and life insurance plans for the lesser of twelve (12) months or the remaining period prior to expiration of the Employment Period plus the Executive shall be entitled to any bonus due as of the effective date of such termination.

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

NOTE 13. SUBSEQUENT EVENTS

During the period July 1, 2021 through August 10, 2021, the Company issued an aggregate 22,884,151 shares of its Common Stock including 22,841,000 shares of Common Stock for conversions of its Preferred Stocks and 43,151 shares of Common Stock pursuant to RSU vestings.

Subsequent to June 30, 2021, the Company agreed to issue an aggregate of 2,000,000 warrants to purchase shares of the Company’s Common Stock to a new advisory board member with 200,000 of such warrants exercisable at $0.048 per share and the remainder exercisable at $0.07 per share. Such warrants vest ratably over twelve months.

On August 12, 2021, the Company retained a leading investment bank with significant expertise in the security sector, to initiate a review of available strategic alternatives to maximize shareholder value for the Company in connection with potential transactions which may include (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company and/or  (ii) the private placement of any financing required for general corporate purposes or in conjunction with the consummation of the above strategic transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in Item 1A of Part II of this Quarterly Report.

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

Overview

The Company is a pioneer and leader in biometric identification and authentication software. Using human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mugshot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or Internet sites. Biometric technology is now an integral part of all markets the Company addresses, and all the products leveraged by our patented IWS Biometric Engine®.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended June 30, 2021 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

	Three Months Ended June 30,
Net Product Revenue	2021	2020	$ Change	% Change
(dollars in thousands)

Software and royalties	$222	$68	$154	226%
Percentage of total net product revenue	81%	56%
Hardware and consumables	$44	$47	$(3)	(6)%
Percentage of total net product revenue	16%	39%
Services	$9	$6	$3	50%
Percentage of total net product revenue	3%	5%
Total net product revenue	$275	$121	$154	127%

Software and royalty revenue increased approximately $154,000 during the three months ended June 30, 2021 as compared to the corresponding period in 2020. This increase is attributable to higher identification project related revenue of approximately $92,000, higher sales of boxed identity management software sold through our distribution channel of approximately $59,000, higher law enforcement software revenue of approximately $8,000 offset by lower identification royalties of approximately $5,000.

Revenue from the sale of hardware and consumables decreased approximately $3,000 during the three months ended June 30, 2021 as compared to the corresponding period in 2020 due to a decrease in consumables procurement by our law enforcement customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $3,000 during the three months ended June 30, 2021 as compared to the corresponding period of 2020 due to a decrease in the service element of project related work completed during the three months ended June 30, 2021.

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

During the three months ended June 30, 2021, we have focused on strategically updating our products with the latest mobile and cloud technology prioritized by market opportunities. We relaunched GoVerify ID® in July 2020. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our GoVerify ID® solution. Additionally, we have focused on the integration of the suite of products that comprise out Identity Platform. Throughout the remainder of 2021 we plan to continue to enhance our Identity Platform products, including our EPI (our biometric smart access cards) and law enforcement offerings by leveraging cloud and mobile technologies to improve both functionality and value to the customer. Management believes that these initiatives will result in the expansion of our solutions into both law enforcement and non-governmental sectors including commercial, consumer and healthcare applications further resulting in additional implementations of both our Authenticate products and Identity Platform products.

	Three Months Ended June 30,
Maintenance Revenue	2021	2020	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$667	$612	$55	9%

Maintenance revenue was approximately $667,000 for the three months ended June 30, 2021, as compared to approximately $612,000 for the corresponding period in 2020. Identity management maintenance revenue generated from identification software solutions was approximately $354,000 for the three months ended June 30, 2021 as compared to approximately $291,000 during the comparable period in 2020. Law enforcement maintenance revenue was approximately $313,000 and $321,000 for the three months ended June 30, 2021 and 2020, respectively. The decrease of $8,000 in law enforcement software maintenance revenue for the three months ended June 30, 2021 as compared to the corresponding period of 2020 is reflective of the expiration of certain maintenance contracts. The increase in our Identity Management maintenance revenue of approximately $63,000 reflects the expansion of our installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Three Months Ended June 30,
Cost of Product Revenue:	2021	2020	$ Change	% Change
(dollars in thousands)

Software and royalties	$20	$13	$7	52%
Percentage of software and royalty product revenue	9%	19%
Hardware and consumables	$32	$30	$2	7%
Percentage of hardware and consumables product revenue	73%	64%
Services	$4	$4	$-	0%
Percentage of services product revenue	44%	67%
Total product cost of revenue	$56	$47	$9	19%
Percentage of total product revenue	20%	39%

The cost of software and royalty product revenue increased approximately $7,000 due primarily to higher software and royalty revenue for the three months ended June 30, 2021 of approximately $154,000. The cost of software and royalty product revenue as a percentage of software and royalty revenue decreased to 9% during the three months ended June 30, 2021 as compared to 19% for the corresponding 2020 period as the 2021 period contained significant revenue being comprised of solutions containing minimal third-party software costs and software customization. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of revenue for our hardware and consumables sales increased by approximately $2,000 for the three months ended June 30, 2021 as compared to the corresponding period in 2020 despite lower hardware and consumable revenue of $3,000 due to the 2021 period containing a larger mix of consumables with slightly higher costs of revenue than the corresponding period in 2020.

Maintenance cost of revenue	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Total maintenance cost of revenue	$79	$107	$(28)	(26)%
Percentage of total maintenance revenue	12%	17%

Cost of maintenance revenue decreased approximately $28,000 during the three months ended June 30, 2021 as compared to the corresponding period in 2020 due to reductions in fixed maintenance costs through headcount reductions.

	Three Months Ended June 30,
Product gross profit	2021	2020	$ Change	% Change
(dollars in thousands)
Software and royalties	$202	$55	$147	267%
Percentage of software and royalty product revenue	91%	81%
Hardware and consumables	$12	$17	$(5)	(29)%
Percentage of hardware and consumables product revenue	27%	36%
Services	$5	$2	$3	150%
Percentage of services product revenue	56%	33%
Total product gross profit	$219	$74	$145	196%
Percentage of total product revenue	80%	61%

Software and royalty gross profit increased approximately $147,000 for the three months ended June 30, 2021 from the corresponding period in 2020 due primarily to higher software and royalty revenue of approximately $154,000 combined with higher software and royalty cost of revenue of $7,000 for the same period. Costs of software and royalty revenue increased only $7,000 despite higher software and royalty revenue of approximately $154,000 for the three months ended June 30, 2021 as compared to the corresponding period of 2020 due to the 2021 period containing software and royalty revenue with minimal third-party software content or customization. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Maintenance gross profit	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Total maintenance gross profit	$588	$505	$83	16%
Percentage of total maintenance revenue	88%	83%

Gross profit related to maintenance revenue increased 16% or approximately $82,000 for the three months ended June 30, 2021 as compared to the corresponding period in 2020. This increase reflects higher maintenance revenue of approximately $55,000 combined with lower cost of maintenance revenue of approximately $28,000. Higher maintenance revenue reflects the expansion of our installed base and lower maintenance cost of revenue reflects reductions in fixed maintenance costs through headcount reductions. Maintenance gross profit can change from period to period depending upon both the level and complexity of engineering service resources utilized in the provision of maintenance services.

	Three Months Ended June 30,
Operating expense	2021	2020	$ Change	% Change
(dollars in thousands)

General and administrative	$1,571	$939	$632	67%
Percentage of total net revenue	167%	128%
Sales and marketing	$745	$566	$179	32%
Percentage of total net revenue	79%	77%
Research and development	$1,215	$1,517	$(302)	(20)%
Percentage of total net revenue	129%	207%
Depreciation and amortization	$14	$18	$(4)	(22)%
Percentage of total net revenue	2%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $632,000 during the three months ended June 30, 2021 as compared to the corresponding period in 2020 is comprised of the following major components:

•	Decrease in personnel related expense of approximately $107,000.

•

Increase in professional services of approximately $172,000, which includes higher legal fees of approximately $32,000 for various general corporate matters, higher contract services of approximately $99,000, higher contractor fees of $85,000, and higher general corporate expense of $31,000 offset by lower investor relations fees of approximately $24,000 and lower patent related expense of approximately $51,000.

•	Increase in licenses, dues and other costs of approximately $64,000;

•	Increase in financing expense of approximately $364,000 from the write-off of unamortized deferred stock issuance costs;

•	Increase in insurances and office related costs of approximately $55,000; and

•	Increase in stock-based compensation expense of approximately $84,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $179,000 during the three months ended June 30, 2021 as compared to the corresponding period in 2020 is primarily comprised of the following major components:

•	Increase in personnel related expense of approximately $119,000, driven primarily by the effect of headcount increases;

•

Decrease in contractor and contract services of approximately $10,000 resulting from decreased utilization of certain sales contactors of approximately $72,000, offset by higher contract service expense including dues and subscriptions of approximately $62,000;

•	Increase in travel, trade show expense and office related expense of approximately $19,000;

•	Increase in stock-based compensation expense of approximately $56,000; and

•	Decrease in our Mexico sales office expense and other of approximately $5,000 due to headcount reductions at this location.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $302,000 for the three months ended June 30, 2021 as compared to the corresponding period in 2020 due primarily to the following major components:

•	Decrease in personnel related expense of approximately $384,000 driven primarily by the effect of headcount decreases;

•	Decrease in contractor fees and contract services of approximately $12,000 resulting from the cancellation of certain engineering contractors;

•	Increase in stock based-compensation expense of approximately $51,000; and

•	Increase in office related expense, engineering tools, supplies, communications (including internet) and travel of approximately $43,000.

Depreciation and Amortization

During the three months ended June 30, 2021 and 2020, depreciation and amortization expense was approximately $14,000 and $18,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the three months ended June 30, 2021, we recognized net interest expense of $0. For the three months ended June 30, 2020, we recognized interest expense of $51,000 and interest income of approximately $0. Interest expense for the three months ended June 30, 2020 reflects interest incurred on a related party factoring agreement and certain related party notes payable.

Other Income

During the three months ended June 30, 2021, we recognized other income of approximately $25,000 from the sublease of one of our former offices.

Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2021, we recognized income of approximately $14,043,000 from the decrease of derivative liabilities arising from the consummation of the Series D Financing in November 2020. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of income (loss) for three months ended June 30, 2021.

For the three months ended June 30, 2020, we recognized a non-cash expense of approximately $363,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of income (loss) for three months ended June 30, 2020.

Loss on Extinguishment of Derivative Liabilities

During the three months ended June 30, 2021, we recognized a loss on the extinguishment of derivative liabilities of approximately $10,000 pursuant to the conversion of 50 shares of Series D Preferred into Common Stock. Such loss is included in the caption “Loss on extinguishment of derivative liabilities” in our condensed consolidated statement of income (loss) for three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

	Six Months Ended June 30,
Net Product Revenue	2021	2020	$ Change	% Change
(dollars in thousands)

Software and royalties	$261	$193	$68	35%
Percentage of total net product revenue	79%	71%
Hardware and consumables	$57	$62	$(5)	(8)%
Percentage of total net product revenue	17%	23%
Services	$12	$17	$(5)	(29)%
Percentage of total net product revenue	4%	6%
Total net product revenue	$330	$272	$68	25%

Software and royalty revenue increased approximately $68,000 during the six months ended June 30, 2021 as compared to the corresponding period in 2020. This increase is attributable to higher identification project related revenue of approximately $46,000, higher sales of boxed identity management software sold through our distribution channel of approximately $56,000 offset by lower royalty revenue of approximately $34,000. The increase in identification project related revenue is reflective of higher software licenses sold into identification projects during the six months ended June 30, 2021 and the increase in boxed identity management software sold through our distribution channel reflects higher procurement from certain international customers. The decrease in royalty revenue results primarily from lower reported usage from certain customers.

Revenue from the sale of hardware and consumables decreased approximately $5,000 during the six months ended June 30, 2021 as compared to the corresponding period in 2020 due to a decrease in project related solutions containing hardware and higher consumable sales primarily to law enforcement customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $5,000 during the six months ended June 30, 2021 as compared to the corresponding period of 2020 due to a decrease in the service element of project related work completed during the six months ended June 30, 2021.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements and potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives during 2021; however, government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

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

During the six months ended June 30, 2021, we have focused on strategically updating our products with the latest mobile and cloud technology prioritized by market opportunities. We relaunched GoVerify ID® in July 2021. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our GoVerify ID® solution. During the six months ended June 30, 2021, we have identified several new opportunities for our Multi-Factor Authentication GoVerify ID® solution. Additionally, we have focused on the integration of the suite of products that comprise out Identity Platform. Throughout the remainder of 2021 we plan to continue to enhance our Identity Platform products, including our EPI (our biometric smart access cards) and law enforcement offerings by leveraging cloud and mobile technologies to improve both functionality and value to the customer. Management believes that these initiatives will result in the expansion of our solutions into the both law enforcement and non-governmental sectors including commercial, consumer and healthcare applications further resulting in additional implementations of both our GoVerify ID® products and Identity Platform products.

	Six Months Ended June 30,
Maintenance Revenue	2021	2020	$ Change	% Change
(dollars in thousands)

Total maintenance revenue	$1,344	$1,257	$87	7%

Maintenance revenue was approximately $1,344,000 for the six months ended June 30, 2021, as compared to approximately $1,257,000 for the corresponding period in 2020. Identity management maintenance revenue generated from identification software solutions was approximately $715,000 for the six months ended June 30, 2021 as compared to approximately $608,000 during the comparable period in 2020. Law enforcement maintenance revenue was approximately $629,000 as compared to approximately $649,000 during the comparable period in 2020. The increase of $107,000 in identification software maintenance revenue for the six months ended June 30, 2021 as compared to the corresponding period of 2020 is reflective of certain additional maintenance services provided by the Company during the six months ended June 30, 2021. The decrease of approximately $20,000 in our law enforcement maintenance revenue reflects expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

	Six Months Ended June 30,
Cost of Product Revenue:	2021	2020	$ Change	% Change
(dollars in thousands)

Software and royalties	$20	$27	$(7)	(26)%
Percentage of software and royalty product revenue	8%	14%
Hardware and consumables	$40	$37	$3	8%
Percentage of hardware and consumables product revenue	70%	60%
Services	$4	$1	$3	300%
Percentage of services product revenue	33%	6%
Total product cost of revenue	$64	$65	$(1)	(2)%
Percentage of total product revenue	19%	24%

The cost of software and royalty product revenue decreased approximately $7,000 despite higher software and royalty revenue for the six months ended June 30, 2021 as compared to the corresponding period in 2020 due to the 2021 period containing uncharacteristically low third-party software license costs and minimal levels of software customization.

The cost of revenue for our hardware and consumables sales increased by approximately $3,000 for the three months ended June 30, 2021 as compared to the corresponding period in 2020 despite lower hardware and consumable revenue of $5,000 due to the 2021 period containing a larger mix of consumables with slightly higher costs of revenue than the corresponding period in 2020.

The cost of services revenue increased approximately $3,000 during the six months ended June 30, 2021 as compared to the corresponding period in 2020 despite lower services revenue of $5,000 due primarily to the composition of resources utilized to fulfill the service element. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance cost of revenue	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Total maintenance cost of revenue	$189	$205	(16)	(8)%
Percentage of total maintenance revenue	14%	16%

Cost of maintenance revenue decreased approximately $16,000 during the six months ended June 30, 2021 as compared to the corresponding period in 2020 despite higher maintenance revenue of $87,000. This decrease is reflective of lower maintenance labor costs incurred during the six months ended June 30, 2021 as compared to the corresponding period in 2020 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

	Six Months Ended June 30,
Product gross profit	2021	2020	$ Change	% Change
(dollars in thousands)
Software and royalties	$241	$166	$75	45%
Percentage of software and royalty product revenue	92%	86%
Hardware and consumables	$17	$25	$(8)	(32)%
Percentage of hardware and consumables product revenue	29%	40%
Services	$8	$16	$(8)	(50)%
Percentage of services product revenue	67%	94%
Total product gross profit	$266	$207	$58	28%
Percentage of total product revenue	81%	76%

Software and royalty gross profit increased approximately $75,000 for the six months ended June 30, 2021 from the corresponding period in 2020 due primarily to higher software and royalty revenue of approximately $68,000 combined with lower software and royalty cost of revenue of $7,000 for the same period. This decrease in software and royalty cost of revenue despite higher software and royalty revenue during the 2021 period as compared to the comparable 2020 period reflects the 2021 period containing software revenue with extremely minimal third-party software costs and minimal associated software customization costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumable gross profit decreased approximately $8,000 for the six months ended June 30, 2021 from the corresponding period in 2020 due primarily to lower hardware and consumable revenue of approximately $5,000 combined with higher cost of hardware and consumable revenue of approximately $3,000.

Services gross profit decreased approximately $8,000 for the six months ended June 30, 2021 as compared to the corresponding period in 2020 due to lower service revenue of approximately $5,000 for the six months ended June 30, 2021 as compared to the corresponding period in 2020 combined with higher costs of service revenue of approximately $3,000 for the six months ended June 30, 2021 as compared to the corresponding period in 2020. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance gross profit	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Total maintenance gross profit	$1,155	$1,052	$103	10%
Percentage of total maintenance revenue	86%	84%

Gross profit related to maintenance revenue increased approximately $103,000 for the six months ended June 30, 2021 as compared to the corresponding period in 2020. This increase reflects higher maintenance revenue of approximately $87,000 combined with lower cost of maintenance revenue of approximately $16,000 due to headcount reductions in our customer service department combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

	Six Months Ended June 30,
Operating expense	2021	2020	$ Change	% Change
(dollars in thousands)

General and administrative	$2,919	$1,922	$997	52%
Percentage of total net revenue	174%	126%
Sales and marketing	$1,469	$1,624	$(155)	(10)%
Percentage of total net revenue	88%	106%
Research and development	$2,383	$3,388	$(1,005)	(30)%
Percentage of total net revenue	142%	222%
Depreciation and amortization	$32	$36	$(4)	(11)%
Percentage of total net revenue	2%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar decrease of approximately $997,000 during the six months ended June 30, 2021 as compared to the corresponding period in 2020 is comprised of the following major components:

•	Decrease in personnel related expense of approximately $145,000;

•

Increases in professional services of approximately $490,000, which includes higher Board fees of approximately $12,000, higher auditing fees of approximately $14,000, higher contract service expense of approximately $162,000, higher contractor fees of approximately $232,000, higher general corporate expense of approximately $34,000, and higher legal fees of approximately $87,000 offset by lower investor relations fees of approximately $39,000, lower patent-related fees of approximately $12,000, and;

•	Increase in travel, insurances, licenses, dues, rent, office related costs and other of approximately $271,000;

•	Increase in financing expense of approximately $329,000 primarily due to the write-off of unamortized deferred stock issuance costs; and

•	Increase in stock-based compensation expense related to options and warrants of approximately $52,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $155,000 during the six months ended June 30, 2021 as compared to the corresponding period in 2020 is primarily comprised of the following major components:

•	Decrease in personnel related expense of approximately $144,000 driven primarily by the effect of headcount reductions;

•

Decrease in contractor and contract services of approximately $16,000 resulting from decreased utilization of certain sales consultants of approximately $37,000 offset by higher contract service expense of approximately $21,000;

•	Decrease in travel, trade show expense and office related expense of approximately $2,000;

•	Increase in stock-based compensation expense of approximately $48,000; and

•	Decrease in our Mexico sales office expense and other of approximately $41,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $1,005,000 for the six months ended June 30, 2021 as compared to the corresponding period in 2020 due primarily to the following major components:

•	Decrease in personnel related expense of approximately $871,000 due primarily to headcount reductions;

•	Decrease in contractor fees and contract services of approximately $201,000 for services related to the accelerated development of mobile identity management applications;

•	Increase in stock based-compensation expense of approximately $44,000; and

•	Increase in rent, office related expense and engineering tools and supplies of approximately $23,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the six months ended June 30, 2021 and 2020, depreciation and amortization expense was approximately $32,000 and $36,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest Expense, Net

For the six months ended June 30, 2021, we recognized interest expense of approximately $0 and interest income of approximately $0. For the six months ended June 30, 2020, we recognized interest expense of approximately $76,000 and interest income of approximately $1,000. Interest expense of approximately $76,000 for the six months ended June 30, 2020 reflects interest incurred on a related party factoring agreement and related party notes payable.

Other (Income) Expense, Net

During the six months ended June 30, 2021, we recognized other expense of approximately $82,000 from the write-off of certain furniture and fixture. We recognized other income of approximately $25,000 from the sublease of one of our former offices and recognized other income of approximately $57,000 from the settlement of certain liabilities at less than their carrying amount.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2021, we recognized income of approximately $15,215,000 from the decrease of derivative liabilities arising from the consummation of the Series D Financing in November 2020. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of income (loss) for six months ended June 30, 2021.

For the six months ended June 30, 2020, we recognized a non-cash expense of approximately $166,000 from the increase of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of income (loss) for six months ended June 30, 2020.

Loss on Extinguishment of Derivative Liabilities

During the six months ended June 30, 2021, we recognized a loss on the extinguishment of derivative liabilities of approximately $345,000 pursuant to the conversion of 404 shares of Series D Preferred into Common Stock. Such loss is included in the caption “Loss on extinguishment of derivative liabilities” in our condensed consolidated statement of income (loss) for six months ended June 30, 2021.

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

At June 30, 2021 and December 31, 2020, we had negative working capital of $9,154,000 and $19,349,000, respectively. Included in our negative working capital as of June 30, 2021 are $8,925,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a Change of Control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At June 30, 2021 the Liquidation Preference Amount totaled $22,958,000. Considering the financings consummated in 2020 and 2021, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At August 17, 2021, cash on hand approximated $1,715,000. Based on the Company’s rate of cash consumption in the first two quarters of 2021 and the last quarter of 2020, the Company estimates it will need additional capital in the fourth quarter of 2021 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

To address our working capital requirements, management has begun instituting several cost cutting measures and has utilized cash proceeds available under the Lincoln Park to satisfy its working capital requirements. The Company may seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities. Other than the 2021 LPC Purchase Agreement with Lincoln Park, there are currently no financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

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

Operating Activities

We used net cash of $5,746,000 in operating activities for the three months ended June 30, 2021 as compared to net cash used of $4,649,000 during the comparable period in 2020. During the six months ended June 30, 2021, net cash used in operating activities consisted of net income of $9,380,000 and an increase in working capital and other assets and liabilities of $1,140,000. Those amounts are in addition to approximately $13,986,000 of non-cash income, including $15,215,000 in income from the change in fair value of derivative liabilities offset by $385,000 in stock-based compensation, $32,000 in depreciation and amortization $82,000 in non-cash expense from the disposal of fixed assets, $364,000 in non-cash expense from the write-off of deferred stock issuance costs, $21,000 from the issuance of common stock as compensation in lieu of cash and $345,000 from loss on extinguishment of derivative liabilities. During the six months ended June 30, 2021, we used cash of $254,000 from increases in current assets combined with $20,000 from decreases in our operating leases right-of-use assets and used cash of $866,000 through decreases in current liabilities and deferred revenue.

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

Investing Activities

Net cash used in investing activities during the six months ended was $53,000 as compared to $0 for the corresponding period in 2020. For the six months ended June 30, 2021, we used cash of $53,000 to fund capital expenditures of computer hardware.

Financing Activities

During the six months ended June 30, 2021, we generated cash of approximately $100,000 from the sale of 1,000,000 shares of Common Stock for $0.10 per share and used cash of approximately $25,000 for the payment of dividends on our Series B Preferred Stock. During the six months ended June 30, 2020, we generated cash of approximately $1,655,000 from the sale of 12,500,000 shares of Common Stock before recognition of approximately $18,000 in direct stock issuance costs and generated cash of $900,000 from the issuance of related party notes payable. We also generated approximately $1,571,000 from the issuance of notes payable under the Paycheck Protection Program. We used cash of approximately $25,000 for the payment of dividends on our Series B Preferred Stock.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

During the second quarter of our fiscal year 2021, we identified material weaknesses in our internal control over financial reporting related to our financial statement close process and policies. We did not have adequate review policies and procedures in place to ensure the timely, effective review of the measurement of the fair value of certain derivative liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Remediation Efforts to Address Material Weaknesses

To remediate the material weaknesses described above, management will add controls to further enhance and revise the design of the existing controls including:

●     Establishing policies and procedures to ensure timely review, by qualified personnel, of inputs and assumptions used in measuring fair value of certain financial instruments as well as the journal entries to record the change in fair value.

●     Reassessing the design and operation of internal controls over financial reporting and review procedures over the preparation of our financial statements.

●     Maintaining adequate internal qualified personnel to properly supervise and review the information provided by the outside consulting technical experts to ensure certain significant complex transactions and technical matters were properly accounted for.

This material weakness did not result in any restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by us.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2021 that were not previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 . EXHIBITS

(a)	EXHIBITS

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ImageWare Systems, Inc., dated April 21, 2021 (incorporated by reference to Exhibit 3.1 to the Companys’ Current Report on Form 8-K, filed on April 26, 2021).

10.1

Purchase Agreement, by and between ImageWare Systems, Inc. and Lincoln Park Capital Fund, LLC, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Companys’ Current Report on Form 8-K, filed on May 21, 2021).*

10.2

Registration Rights Agreement, by and between ImageWare Systems, Inc. and Lincoln Park Capital Fund, LLC, dated May 17, 2021 (incorporated by reference to Exhibit 10.2 to the Companys’ Current Report on Form 8-K, filed on May 21, 2021).*

10.3

Amended and Restated Employment Agreement, by and between Kristin Taylor and the Company, dated June 4, 2021 (incorporated by reference to Exhibit 10.1 to the Companys’ Current Report on Form 8-K, filed on June 8, 2021).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification by the Acting Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 is formatted in iXBRL.

_______________

* Certain non-material exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby undertakes to furnish supplemental copies of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYTEMS, INC

Date: August 23, 2021	By:	/s/ Kristin Taylor
Kristin Taylor Chief Executive Officer (Principal Executive Officer) and President

Date: August 23, 2021	By:	/s/ Jeffrey Hotze
Acting Principal Financial and Accounting Officer

