Form 10-Q
period 2021-09-30
IMAGEWARE SYSTEMS INC
filed 2021-11-15
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock, par value $0.01 per share, outstanding on November 10, 2021 was 347,236,158.

IMAGEWARE SYSTEMS, INC.

- i -

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

PART I

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except for share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,672	$8,345
Accounts receivable, net of allowance for doubtful accounts of $5 at September 30, 2021 and December 31, 2020.	443	577
Inventory	85	40
Other current assets	398	196
Total Current Assets	2,598	9,158

Property and equipment, net	87	155
Other assets	162	458
Operating lease right-of-use assets	1,278	1,557
Intangible assets, net of accumulated amortization	49	58
Goodwill	3,416	3,416
Total Assets	$7,590	$14,802

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$691	$1,007
Deferred revenue	1,205	903
Accrued expense	1,002	1,130
Operating lease liabilities, current portion	494	421
Derivative liabilities	7,486	24,128
Note payable, current portion	—	918
Total Current Liabilities	10,878	28,507

Other long-term liabilities	—	65
Note payable, net of current portion	—	653
Lease liabilities, net of current portion	915	1,297
Pension obligation	2,572	2,531
Total Liabilities	14,365	33,053
Mezzanine Equity:
Series D Convertible Redeemable Preferred Stock, $0.01 par value, designated 26,000 shares, 23,611 and 22,863 shares issued at September 30, 2021 (unaudited) and December 31, 2020, respectively and 22,965 and 22,863 shares outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $22,965 and $22,863 at September 30, 2021 (unaudited) and December 31, 2020, respectively.	6,973	1,572
Shareholders’ Deficit:
Preferred stock, authorized 5,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued at September 30, 2021 (unaudited) and December 31, 2020, and 0 and 14,911 shares outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $0 and $14,911 at September 30, 2021 (unaudited) and December 31, 2020, respectively.	—	—
Series A-1 Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued at September 30, 2021 (unaudited) and December 31, 2020, and 0 and 14,782 shares outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $0 and $14,782 at September 30, 2021 (unaudited) and December 31, 2020, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively; liquidation preference $620 at September 30, 2021 (unaudited) $608 at December 31, 2020, respectively.	2	2
Common Stock, $0.01 par value, 2,000,000,000 shares authorized; 347,200,961 and 180,096,317 shares issued at September 30, 2021 (unaudited) and December 31, 2020, respectively, and 347,194,257 and 180,089,613 shares outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively.	3,471	1,801
Additional paid-in capital	188,404	193,652
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,925)	(1,989)
Accumulated deficit	(203,636)	(213,225)
Total Shareholders’ Deficit	(13,748)	(19,823)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$7,590	$14,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product	$145	$1,858	$475	$2,129
Maintenance	633	613	1,977	1,870
	778	2,471	2,452	3,999
Cost of revenue:
Product	69	715	134	781
Maintenance	87	123	276	328
Gross profit	622	1,633	2,042	2,890

Operating expense:
General and administrative	1,228	953	4,147	2,875
Sales and marketing	747	615	2,217	2,239
Research and development	1,073	1,117	3,456	4,503
Depreciation and amortization	11	18	43	54
	3,059	2,703	9,863	9,671
Loss from operations	(2,437)	(1,070)	(7,821)	(6,781)

Interest expense (income), net	—	56	—	131
Other (income) expense, net	(5)	3	(5)	4
(Gain) on change in fair value of derivative liabilities	(1,342)	(535)	(16,558)	(369)
(Gain) on extinguishment of derivative liabilities and debt	(1,616)	—	(1,270)	—
Other components of net periodic pension expense	36	31	141	106
Income (loss) before income taxes	490	(625)	9,871	(6,653)
Income tax expense (income)	—	1	—	(1)
Net income (loss)	490	(626)	9,871	(6,652)
Preferred dividends, preferred stock discount accretion and deemed dividends from preferred stock exchange	(1,935)	(2,529)	(6,260)	(5,275)
Net income (loss) available to common shareholders	$(1,445)	$(3,155)	$3,611	$(11,927)

Basic income (loss) per common share – see Note 3:
Basic income (loss) per share available to common shareholders	$(0.00)	$(0.02)	$0.01	$(0.09)
Basic weighted-average shares outstanding	340,384,468	133,341,134	326,458,778	125,558,524

Diluted income (loss) per common share – see Note 3:
Diluted income (loss) per share available to common shareholders	$(0.00)	$(0.02)	$0.01	$(0.09)
Diluted weighted-average shares outstanding	340,384,468	133,341,134	412,320,909	125,558,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$490	$(626)	$9,871	$(6,652)
Other comprehensive income (loss):
Foreign currency translation adjustment	25	(41)	64	(74)
Comprehensive income (loss)	$515	$(667)	$9,935	$(6,726)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In Thousands, except share amounts)

(Unaudited)

	Series A Convertible,		Series A-1 Convertible,		Series B Convertible,							Accumulated
	Redeemable		Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2020	14,911	$-	14,782	$-	239,400	$2	180,096,317	$1,801	(6,704)	$(64)	$193,652	$(1,989)	$(213,225)	$(19,823)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(1,817)	-	-	(1,817)
Stock-based compensation expense	-	-	-	-	-	-	161,168	2	-	-	76	-	-	78
Issuance of common stock in lieu of cash	-	-	-	-	-	-	242,647	2	-	-	19	-	-	21
Issuance of common stock pursuant to warrant exercise	-	-	-	-	-	-	400	-	-	-	0	-	-	-
Conversion of Series A Preferred to Common Stock	(8,762)	-	-	-	-	-	43,819,500	438	-	-	(438)	-	-	-
Conversion of Series A-1 Preferred to Common Stock	-	-	(8,860)	0	-	-	44,300,000	443	-	-	(443)	-	-	-
Conversion of Series D Preferred to Common Stock	-	-	-	-	-	-	6,115,324	59	-	-	630	-	(2)	687
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	54	-	54
Dividends on Series A preferred stock, $(10.50)/share	-	-	-	-	-	-	1,050,826	11	-	-	81	-	(92)	-
Dividends on Series A-1 preferred stock, $(9.75)/share	-	-	-	-	-	-	963,266	10	-	-	73	-	(83)	-
Dividends on Series D Preferred stock, $(90.90)/share	-	-	-	-	-	-	-	-	-	-	(248)	-	-	(248)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,885)	(1,885)
Balance at March 31, 2021	6,149	-	5,922	-	239,400	2	276,749,448	2,766	(6,704)	(64)	191,585	(1,935)	(215,287)	(22,933)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(1,732)	-	-	(1,732)
Stock-based compensation expense and RSU issuance	-	-	-	-	-	-	656,410	7	-	-	301	-	-	308
Issuance of common stock in lieu of cash	-	-	-	-	-	-	1,000,000	10	-	-	90	-	-	100
Issuance of common stock as issuance costs	-	-	-	-	-	-	1,000,000	10	-	-	60	-	-	70
Conversion of Series A Preferred to Common Stock	(3,819)	-	-	-	-	-	19,095,500	191	-	-	(191)	-	-	-
Conversion of Series A-1 Preferred to Common Stock	-	-	(3,683)	0	-	-	18,416,000	184	-	-	(184)	-	-	-
Conversion of Series D Preferred to Common Stock	-	-	-	-	-	-	858,291	8	-	-	51	-	-	59
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(15)	-	(15)
Issuance of common stock in lieu of cash	-	-	-	-	-	-	178,571	2	-	-	11	-	-	13
Dividends on Series A preferred stock, $(8.32)/share	-	-	-	-	-	-	750,925	8	-	-	30	-	(38)	-
Dividends on Series A-1 preferred stock, $(8.32)/share	-	-	-	-	-	-	720,978	7	-	-	29	-	(36)	-
Dividends on Series B Preferred stock, $(0.05)/share	-	-	-	-	-	-	-	-	-	-	-	-	(25)	(25)
Dividends on Series D Preferred stock, $(87.31)/share	-	-	-	-	-	-	-	-	-	-	(251)	-	-	(251)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	11,266	11,266
Balance at June 30, 2021	2,330	-	2,239	-	239,400	2	319,426,123	3,193	(6,704)	(64)	189,799	(1,950)	(204,120)	(13,140)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(1,665)	-	-	(1,665)
Stock-based compensation expense and RSU issuance	-	-	-	-	-	-	43,151	0	-	-	556	-	-	556
Conversion of Series A Preferred to Common Stock	(2,330)	-	-	-	-	-	11,647,000	116	-	-	(116)	-	-	-
Conversion of Series A-1 Preferred to Common Stock	-	-	(2,239)	-	-	-	11,194,000	112	-	-	(112)	-	-	-
Conversion of Series D Preferred to Common Stock	-	-	-	-	-	-	4,175,508	43	-	-	167	-	-	210
Foreign currency translation adjustment	-	-	-	-	-	-	-	0	-	-	-	25	-	25
Issuance of common stock in lieu of cash	-	-	-	-	-	-	500,000	5	-	-	20	-	-	25
Dividends on Series A preferred stock, $(0.52)/share	-	-	-	-	-	-	109,836	1	-	-	2	-	(3)	-
Dividends on Series A-1 preferred stock, $(0.52)/share	-	-	-	-	-	-	105,343	1	-	-	2	-	(3)	-
Dividends on Series D Preferred stock, $(85.70)/share	-	-	-	-	-	-	-	-	-	-	(249)	-	-	(249)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	490	490
Balance at September 30, 2021	-	-	-	-	239,400	2	347,200,961	3,471	(6,704)	(64)	188,404	(1,925)	(203,636)	(13,748)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In Thousands, except share amounts)

(Unaudited)

	Series A Convertible, Redeemable Preferred		Series A-1 Convertible, Redeemable Preferred		Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2019	37,467	$-	-	$-	239,400	$2	113,353,176	$1,133	(6,704)	$(64)	$195,079	$(1,741)	$(203,171)	$(8,762)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(175)	-	-	(175)
Issuance of common stock net of financing costs	-	-	-	-	-	-	10,000,000	100	-	-	1,287	-	-	1,387
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	124	-	-	124
Common stock issued in exchange for unexercised options	-	-	-	-	-	-	400,000	4	-	-	58	-	-	62
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	31	-	31
Dividends on Series A preferred stock, $(25.01)/share	-	-	-	-	-	-	-	-	-	-	-	-	(937)	(937)
Dividends on Series C preferred stock, $(250.00)/share	-	-	-	-	-	-	-	-	-	-	-	-	(250)	(250)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,124)	(3,124)
Balance at March 31, 2020	37,467	-	-	-	239,400	2	123,753,176	1,237	(6,704)	(64)	196,373	(1,710)	(207,482)	(11,644)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(172)	-	-	(172)
Issuance of common stock net of financing costs	-	-	-	-	-	-	2,500,000	25	-	-	215	-	-	240
Issuance of common stock for financing facility	-	-	-	-	-	-	2,500,000	25	-	-	375	-	-	400
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	40	-	-	40
Common stock issued in exchange for unexercised options	-	-	-	-	-	-	288,695	3	-	-	93	-	-	96
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(64)	-	(64)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series A preferred stock, $(25.01)/share	-	-	-	-	-	-	-	-	-	-	-	-	(937)	(937)
Dividends on Series B preferred stock, $(0.11)/share	-	-	-	-	-	-	-	-	-	-	-	-	(25)	(25)
Dividends on Series C preferred stock, $(250.00)/share	-	-	-	-	-	-	-	-	-	-	-	-	(250)	(250)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,902)	(2,902)
Balance at June 30, 2020	37,467	-	-	-	239,400	2	129,041,871	1,290	(6,704)	(64)	196,924	(1,774)	(211,596)	(15,218)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(170)	-	-	(170)
Issuance of common stock net of financing costs	-	-	-	-	-	-	3,200,000	32	-	-	601	-	-	633
Modification of Series A Preferred Stock from issuance of Series A-1 Preferred Stock	(18,550)	-	18,550	-	-	-	-	-	-	-	1,849	-	-	1,849
Stock-based compensation expense	-	-	-	-	-	-	74,448	1	-	-	121	-	-	122
Common stock issued in exchange for unexercised options	-	-	-	-	-	-	12,750	-	-	-	5	-	-	5
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(41)	-	(41)
Conversion of Preferred Series A-1 to common stock	-	-	(350)	-	-	-	538,452	5	-	-	(5)	-	-	-
Dividends on Series A preferred stock, $(1.17)/share	-	-	-	-	-	-	219,374	2	-	-	22	-	-	24
Dividends on Series C preferred stock, $(75.00)/share	-	-	-	-	-	-	5,176,734	52	-	-	523	-	(75)	500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(626)	(626)
Balance at September 30, 2020	18,917	$-	18,200	$-	239,400	$2	138,263,629	$1,382	(6,704)	$(64)	199,870	$(1,815)	$(212,297)	$(12,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$9,871	$(6,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	43	54
Loss on disposal of fixed assets	82	—
Stock-based compensation	942	449
Issuance of common stock as compensation in lieu of cash	46	—
Deferred stock issuance costs	364	—
Application of rent deposit in lieu of cash payments	—	89
Gain on extinguishment of debt and derivative liability, net	(1,270)	—
Change in fair value of derivative liabilities	(16,558)	(369)
Change in assets and liabilities:
Accounts receivable	133	184
Inventory	(45)	593
Other assets	(264)	36
Operating lease right-of-use assets	(31)	(13)
Accounts payable	(304)	863
Deferred revenue	302	(374)
Accrued expense	(116)	37
Pension obligation	41	124
Net cash used in operating activities	(6,764)	(4,979)

Cash flows from investing activities
Purchase of property and equipment	(48)	—
Net cash used in investing activities	(48)	—

Cash flows from financing activities
Proceeds from issuance of Common Stock, net	100	2,296
Proceeds from issuance of related party notes payable	—	900
Proceeds from issuance of note payable to bank	—	3,758
Dividends paid	(25)	(25)
Proceeds from exercised stock options	—	—
Net cash provided by financing activities	75	6,929

Effect of exchange rate changes on cash and cash equivalents	64	(74)
Net increase (decrease) in cash and cash equivalents	(6,673)	1,876

Cash and cash equivalents at beginning of period	8,345	1,030

Cash and cash equivalents at end of period	$1,672	$2,906

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$35
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Issuance of common stock for financing facility	$70	$400
Stock dividends on Series A Convertible Preferred Stock	$150	$25
Stock dividends on Series A-1 Convertible Preferred Stock	$108	$—
Stock dividends on Series C Convertible Redeemable Preferred Stock	$—	$575
Stock dividends on Series D Convertible Redeemable Preferred Stock	$748	$—
Conversion of Series A-1 into Common Stock	$—	$5
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$—	$517
Accretion of discount on Series D Convertible Redeemable Preferred Stock	$3,549	$—
Preferred stock exchange	$—	$2,272
Conversion of Series A Convertible Preferred Stock into Common Stock	$745	$—
Conversion of Series A-1 Convertible Preferred Stock into Common Stock	$739	$—

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

Recent Developments

As reported in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "SEC") on August 23, 2021, on August 12, 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions.  No assurances can be given that the Company will be successful in consummating any or a combination of such alternatives. The consummation of a transaction will likely involve substantial dilution to the Company’s stockholders, and may result in the loss of your entire investment. In the event the Company is unable to consummate one or more transactions, the Company may not be able to continue as a going concern.

Going Concern and Management’s Plan

Historically, our principal sources of cash have included proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, and, to a lesser extent, customer payments from the sale of our products. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations. Historically the Company has not been able to generate sufficient net revenue to achieve and sustain positive cash flows from operations. As a result, the Company has been dependent on equity and debt financings to satisfy its working capital requirements and continue as a going concern. Due to the Company’s deteriorating liquidity, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2021 and December 31, 2020, we had negative working capital of $8,280,000 and $19,349,000, respectively. Included in our negative working capital as of September 30, 2021 are $7,486,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a change of control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At September 30, 2021 the Liquidation Preference Amount totaled $22,965. Considering the financings consummated in 2020 and 2021, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At November 4, 2021, cash on hand approximated $1,243,000. Based on the Company’s rate of cash consumption in the first three quarters of 2021 and the last quarter of 2020, the Company estimates it will need additional capital in the first quarter of 2022 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has instituted several cost cutting measures and has utilized cash proceeds available under the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to satisfy its working capital requirements (“LPC Purchase Agreement”). In addition, as reported in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "SEC") on August 23, 2021, on August 12, 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions.  Other than the LPC Purchase Agreement with Lincoln Park, there are currently no financing arrangements to support our projected cash shortfall, and available capital under the LPC Purchase Agreement will be insufficient to address our working capital needs. We currently have no other commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern. The consummation of a transaction will likely involve substantial dilution to the Company’s stockholders.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital, generate positive cash flows from operations, or otherwise consummate a transaction that addresses the Company’s working capital requirements. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, consummate a transaction that addresses its liquidity concerns, or operate at a profit or generate positive cash flows in the future. Therefore, management’s plans do not alleviate the substantial doubt of the Company’s ability to continue as a going concern.

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

Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future periods.

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

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At September 30, 2021 and December 31, 2020, we had capitalized incremental costs of obtaining a contract with a customer of approximately $0 and $65,000, respectively. We recorded no additional contract costs during the three and nine months ended September 30, 2021. Additionally, we recognized approximately $121,000 and $366,000 in revenue during the three and nine months ended September 30, 2021, respectfully, that was related to contract costs at the beginning of the period.

Other Items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The following table sets forth our disaggregated revenue for the three and nine months ended September 30, 2021 and 2020:

Net Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020

Software and royalties	$40	$587	$301	$780
Hardware and consumables	20	13	76	75
Services	85	1,258	98	1,274
Maintenance	633	613	1,977	1,870
Total revenue	$778	$2,471	$2,452	$3,999

Customer Concentration

For the three months ended September 30, 2021, two customers accounted for approximately 53% or $411,000 of our total revenue and had trade receivables at September 30, 2021 of $93,000. For the nine months ended September 30, 2021, two customers accounted for approximately 44% or $1,078,000 of our total revenue and had trade receivables at September 30, 2021 of $223,000.

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

The table below presents the computation of basic and diluted income (loss) per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted income (loss) per share:
Net income (loss)	$490	$(626)	$9,871	$(6,652)
Preferred dividends, deemed dividends and accretion	(1,935)	(2,529)	(6,260)	(5,275)
Net income (loss)available to common shareholders	$(1,445)	$(3,155)	$3,611	$(11,927)

Effective of dilutive securities:
Preferred dividends, deemed dividends and accretion	—	—	—	—

Net income (loss) available to common shareholders after assumed conversions	(1,445)	(3,155)	3,611	(11,927)
Denominator for basic income (loss) per share – weighted-average shares outstanding	340,384,468	133,341,134	326,458,778	125,558,524

Effect of dilutive securities:
Options	—	—	82,942,500	—
Warrants	—	—	2,919,631	—
Convertible preferred stock	—	—	—	—
Denominator for diluted income (loss) – adjusted weighted average shares and assumed conversions	340,384,468	133,341,134	412,320,909	125,558,524

Basic income (loss) per share available to common shareholders	$(0.00)	$(0.02)	$0.01	$(0.09)
Diluted income (loss) per share available to common shareholders	$(0.00)	$(0.02)	$0.01	$(0.09)

The following table sets forth Common share equivalents at September 30, 2021 and December 31, 2020:

Potential Dilutive Securities:	Common Share Equivalents at September 30, 2021	Common Share Equivalents at December 31, 2020

Convertible redeemable preferred stock - Series A	-	74,555,000
Convertible redeemable preferred stock - Series A-1	-	73,910,000
Convertible redeemable preferred stock - Series B	47,001	46,029
Convertible redeemable preferred stock - Series D	393,917,667	392,166,023
Stock options	83,144,875	2,585,500
Restricted stock units (RSUs)	83,802	845,106
Warrants	3,150,000	753,775
Total Potential Dilutive Securities	480,343,345	544,861,433

NOTE 4. SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $85,000 as of September 30, 2021 were comprised of work in process of $27,000, representing direct labor costs on in-process projects and finished goods of $58,000 net of reserves for obsolete and slow-moving items of $3,000.

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

Intangible Assets

The carrying amounts of the Company’s patent intangible assets were $49,000 and $58,000 as of September 30, 2021 and December 31, 2020, respectively, which includes accumulated amortization of $610,000 and $601,000 as of September 30, 2021 and December 31, 2020, respectively. Amortization expense for patent intangible assets was $3,000 and $9,000 for the three and nine months ended September 30, 2021 and 2020, respectively. Patent intangible assets are being amortized on a straight-line basis over their remaining life of approximately 4.08 years. There was no impairment of the Company’s intangible assets during the three and nine months ended September 30, 2021 and 2020.

The estimated intangible amortization expense for the next five fiscal years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense ($ in thousands)
2021 (three months)	$3
2022	12
2023	12
2024	12
2025	10
Total	$49

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at September 30, 2021, had a negative carrying amount of approximately $13,748,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired as of September 30, 2021 and December 31, 2020.

Other Assets

In conjunction with the 2021 LPC Purchase Agreement, the Company issued to Lincoln Park, in May 2021, 1,000,000 shares of Common Stock as consideration for entering into the Purchase Agreement. Pursuant to this issuance, the Company recorded $70,000 as a deferred stock issuance cost. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Purchase Agreement. At September 30, 2021, the Company had approximately $70,000 in deferred stock issuance costs included in the caption “Other assets” in its condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, there were 0 shares and 1,000,000 shares of Common Stock sold by the Company under the 2021 LPC Purchase Agreement. The 2021 LPC Purchase Agreement supersedes and terminates the previous agreement between the Company and Lincoln Park entered into on June 11, 2020.

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

Due to the termination of the 2020 LPC Purchase Agreement, effectuated by the consummation of the 2021 LPC Purchase Agreement, the Company wrote-off and recorded operating expense of approximately $364,000 representing the unamortized capitalized deferred stock issuance costs remaining under the 2020 LPC Purchase Agreement during the nine months ended September 30, 2021.

NOTE 5. LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 - Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, initially recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% as the discount rates implicit in the Company’s leases cannot be readily determined. At December 31, 2020, such assets and liabilities aggregated approximately $1,557,000 and $1,718,000, respectively. At September 30, 2021, such assets and liabilities aggregated approximately $1,278,000 and $1,409,000, respectively. The Company determined that it had no arrangements representing finance leases.

Our corporate headquarters is located in San Diego, California, where we now occupy approximately 500 square feet of office space at a cost of approximately $2,000 per month. We entered into this facility’s lease in February 2021, with the new lease commencing on March 1, 2021 on a month-to-month basis. In addition to our corporate headquarters, we also occupied the following spaces at September 30, 2021:

●	9,720 square feet in Portland, Oregon, at a cost of approximately $23,000 per month until the expiration of the lease on February 28, 2023.

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

For the three months ended September 30, 2021 and 2020, the Company recorded approximately $162,000 and $169,000, respectively, in lease expense using the straight-line method. For the nine months ended September 30, 2021 and 2020, the Company recorded approximately $492,000 and $508,000 respectively, in lease expense using the straight-line method. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of September 30, 2021 is 1.7 years. Cash payments under operating leases aggregated approximately $165,000 and $504,000, respectively, for the three and nine months ended September 30, 2021 and $162,000 and $485,000, respectively, for the comparable periods in 2020, and are included in operating cash flows.

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

At September 30, 2021, future minimum undiscounted lease payments are as follows:

($ in thousands)
2021 (three months)	$161
2022	652
2023	424
2024	387
2025	132
Total	1,756
Present Value effect on future minimum undiscounted lease payments at September 30, 2021	(347)
Lease liability at September 30, 2021	1,409
Less current portion	(494)
Non-current lease liability at September 30, 2021	$915

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

For the three and nine months ended September 30, 2020, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $170,000 and $517,000, respectively. Concurrently with the issuance of Series D Convertible Redeemable Preferred Stock (described below), all holders of Series C exchanged their shares for shares of Series D Preferred.

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

On December 31, 2020, the Company issued 142 shares of Series D Preferred Stock as payment of dividends due to the Series D Preferred stockholders. During the nine months ended September 30, 2021, the Company issued 748 shares of Series D Preferred Stock as payment of dividends due to the Series D Preferred stockholders. During the nine months ended September 30, 2021, certain holders of Series D Preferred converted 646 shares of Series D into 11,149,123 shares of Common Stock which includes 70,221 shares of common stock issued for dividends up to the date of conversion.

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

The Company has bifurcated from the Series D Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $26,011,000 at issuance and have been recorded as a discount to the Series D. During the three and nine months ended September 30, 2021, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $1,665,000 and $5,214,000, respectfully, using the effective interest rate method as a deemed dividend.

The following table summarizes the share activity of Series D Preferred for the three months ended March 31, 2021, three months ended June 30, 2021 and the three months ended September 30, 2021:

Series D Convertible Redeemable Preferred

Total shares of Series D Preferred Stock - December 31, 2020	22,863
Conversion of Series D Preferred into Common Stock	(354)
Issuance of Series D Preferred as payment of dividends due	248
Total shares of Series D Preferred Stock - March 31, 2021	22,757
Conversion of Series D Preferred into Common Stock	(50)
Issuance of Series D Preferred as payment of dividends due	251
Total shares of Series D Preferred Stock - June 30, 2021	22,958
Conversion of Series D Preferred into Common Stock	(242)
Issuance of Series D Preferred as payment of dividends due	249
Total shares of Series D Preferred Stock - September 30, 2021	22,965

The carrying value of the Company’s Series D Preferred was approximately $6,973,000 and $1,572,000 net of discount of approximately $15,992,000 and $21,291,000 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 7. DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging”. Under the provisions of ASC 815, the Company identified embedded features within the Series D Preferred host contracts that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series D Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $7,486,000 and $24,128,000 at September 30, 2021 and December 31, 2020, respectively, and are classified as current liabilities on the Company’s condensed consolidated balance sheets under the caption “Derivative liabilities”. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss.

The change in fair value of such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of income (loss). For the three and nine months ended September 30, 2021, the Company recorded a decrease to its derivative liabilities using fair value methodologies of approximately $1,342,000 and $16,558,000 related to Series D embedded derivatives. In conjunction with the conversion of 242 shares of Series D Preferred during the three months ended September 30, 2021, the Company recognized a gain of approximately $34,000. In conjunction with the conversion of 646 shares of Series D Preferred during the nine months ended September 30, 2021, the Company recognized a loss on the extinguishment of derivative liabilities of approximately $311,000.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series C Preferred host instrument required bifurcation. The Company valued these bifurcatable features at fair value and such liabilities aggregated approximately $0 at September 30, 2020. There is no Series C Preferred outstanding at September 30, 2021. The change in fair value of such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company recorded a decrease to these derivative liabilities using fair value methodologies of approximately $535,000 and $369,000, respectively.

NOTE 8. NOTES PAYABLE

On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In July 2021, the Company filed an application with the SBA requesting loan forgiveness. In September 2021, the Company received notification that the PPP Loan was forgiven in its entirety. Accordingly, the Company recorded a gain on debt extinguishment for the amount of the PPP Loan of $1,571,000 plus approximately $10,000 in accrued unpaid interest. Such amounts are recorded under the caption “(Gain) on extinguishment of derivative liabilities and debt” in the Company’s Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2021.

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

The Company had 0 and 14,911 shares of Series A Preferred outstanding as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had cumulative undeclared dividends of $0. During the three months ended September 30, 2021, the Company issued the holders of Series A Preferred 109,836 shares of Common Stock as payment of dividends due. During the nine months ended September 30, 2021, the Company issued the holders of Series A Preferred 1,789,587 shares of Common Stock as payment of dividends due.

During the three months ended September 30, 2021, the Company issued 11,647,000 shares of Common Stock upon the conversion of 2,330 shares of Series A Preferred Stock. During the nine months ended September 30, 2021 the Company issued 74,562,000 shares of Common Stock upon the conversion of 14,911 shares of Series A Preferred Stock.

Series A-1 Convertible Preferred Stock

In July 2020, the Company filed the Series A-1 Certificate with the Secretary of State for the State of Delaware - Division of Corporations, designating 31,021 shares of the Company’s Preferred Stock as Series A-1 Preferred. Shares of Series A-1 Preferred accrue cumulative dividends and are payable quarterly beginning September 30, 2021 at a rate of 8% per annum if paid in cash, or 10% per annum if paid by the issuance of shares of the Company’s Common Stock.

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

The Company had 0 and 14,782 shares of Series A-1 Preferred outstanding as of September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021, the Company issued the holders of Series A-1 Preferred 105,343 shares of Common Stock as payment of dividends due. During the nine months ended September 30, 2021, the Company issued the holders of Series A-1 Preferred 1,789,587 shares of Common Stock as payment of dividends due.

During the three months ended September 30, 2021, the Company issued 11,194,000 shares of Common Stock upon the conversion of 2,239 shares of Series A-1 Preferred. During the nine months ended September 30, 2021, the Company issued 73,910,000 shares of Common Stock upon the conversion of 14,782 shares of Series A-1 Preferred.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding as of September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Company had cumulative undeclared dividends of approximately $8,000. There were no conversions of Series B Preferred into Common Stock during the three and nine months ended September 30, 2021 and 2020.

Common Stock

As of September 30, 2021, we had 347,200,961 and 347,194,257 shares of Common Stock issued and outstanding, respectively. Our authorized but unissued shares of Common Stock are available for issuance without action by our shareholders.

The following table summarizes outstanding Common Stock activity during the nine months ended September 30, 2021:

Common Stock
Shares outstanding at December 31, 2020	180,089,613
Shares issued pursuant to payment of stock dividend on Series A Preferred	1,911,587
Shares issued pursuant to payment of stock dividend on Series A-1 Preferred	1,789,587
Shares issued pursuant to Series D conversion to Common Stock	11,149,123
Shares issued pursuant to Series A conversion to Common Stock	74,562,000
Shares issued pursuant to Series A-1 conversion to Common Stock	73,910,000
Shares issued pursuant to warrant exercises	400
Shares issued to secure financing facility	1,000,000
Shares issued for cash	1,000,000
Shares issued as compensation in lieu of cash	921,218
Shares issued pursuant to RSU vesting	860,729
Shares outstanding at September 30, 2021	347,194,257

During the nine months ended September 30, 2021, the Company sold 1,000,000 shares of its Common Stock to Lincoln Park pursuant to the 2021 LPC Purchase Agreement for $0.10 per share resulting in proceeds to the Company of $100,000. Also in May 2021, the Company issued to Lincoln Park 1,000,000 shares of its Common Stock as consideration for entering into the Purchase Agreement. The Company has recorded this issuance as a deferred stock issuance cost in the amount of $70,000. Such deferred stock issuance costs will be recognized as a charge against paid in capital in proportion to securities sold under this Purchase Agreement.

Warrants

As of September 30, 2021, warrants to purchase 3,904,470 shares of Common Stock at prices ranging from $0.01 to $0.80 were outstanding. All warrants expiring on September 19, 2028 were cancelled with the final Series A conversions to common on August 1, 2021. There are 600,000 warrants whose expiration date is April 15, 2028 and150,000 warrants whose expiration date is 3 years from initial vesting, such vesting based on certain events. There are also 400,000 warrants whose expiration date is July 11, 2028, 200,000 warrants whose expiration is August 3, 2028, and 1,800,000 warrants whose expiration is August 4, 2026. The intrinsic value of warrants outstanding at September 30, 2021 was $0.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted-Average Exercise Price

Balance at December 31, 2020	753,775	$0.17
Granted	3,000,000	$0.07
Expired / Canceled	(603,375)	$0.01
Exercised	(400)	$0.01
Balance at September 30, 2021	3,150,000	$0.10

In April 2021, the Company created an advisory board to the Board of Directors comprised of 3 individuals. As compensation for advisory board services, the Company granted each member warrants to purchase 200,000 shares of the Company’s Common Stock. Such warrants have an exercise price of $0.07 per share and will vest over a one-year period beginning on April 19, 2021. In July 2021, the Company issued 400,000 warrants to our Chief Financial Officer. Such warrants have an exercise price of $0.06 per share and fully vested over a two-month period. In August 2021, the Company issued 200,000 and 1,800,000 warrants to a new advisory board member. Such warrants have an exercise price of $0.048 per share and $0.07 per share, respectively, and will vest over a one-year period beginning on August 5, 2021. During the three and nine months ended September 30, 2021, the Company recorded approximately $15,636 and $25,636 in expense related to the vesting of these warrants.

During the nine months ended September 30, 2021, 603,375 warrants were cancelled pursuant to the mandatory conversion of Series A Preferred Stock into Common Stock and 400 warrants were exercised at $0.01 per warrant.

NOTE 10. STOCK-BASED COMPENSATION

Stock Options

As of September 30, 2021, the Company had one active stock-based compensation plan: the 2020 Omnibus Stock Incentive Plan (the “2020 Plan”).

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

Pursuant to the adoption of the 2020 Plan, such plan will supersede and replace the Company’s 1999 Plan and no new awards will be granted under the 1999 Plan thereafter. Any awards outstanding under the 1999 Plan on the date of approval of the 2020 Plan will remain subject to the 1999 Plan. Upon approval of our 2020 Plan, all shares of Common Stock remaining authorized and available for issuance under the 1999 Plan and any shares subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2020 Plan. The Company amended the 2020 Plan to increase the number of shares of Common Stock available for issuance to 145.0 million shares. Such amendment became effective on April 21, 2021. As of September 30, 2021, there were 66,363,578 shares available for issuance under the 2020 Plan.

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

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has adopted the provisions of ASU 2016-09 and will continue to use an estimated annualized forfeiture rate. The Company utilized estimated forfeiture rate of 25% for options granted during the three months ended September 30, 2021. Company is currently in the process of reviewing the expected forfeiture rate to determine if that percent is still reasonable based on recent historical experience.

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2020	2,585,500	$0.19	9.2
Granted	99,260,000	$0.06
Expired/Cancelled	(18,700,625)	$0.07
Exercised	-	-
Balance at September 30, 2021	83,144,875	$0.06	6.7

During the three months ended September 30, 2021, the Company granted an aggregate of 33,540,000 options to purchase shares of Common Stock including 17,000,000 to certain officers and employees and 0 to certain members of the Company’s Board of Directors. Such options have an exercise price ranging from $0.048 to $0.06 and vest at various times through August 1, 2024.

During the nine months ended September 30, 2021, an aggregate of 18,700,625 options expired unexercised.

At September 30, 2021, a total of 83,144,875 options were outstanding, of which 15,424,688 were exercisable at a weighted average price of $0.06 per share with a remaining weighted average contractual term of 6.7 years. The Company expects that, in addition to the 15,424,688 options that were exercisable as of September 30, 2021, another 67,720,187 will ultimately vest resulting in a combined total of 83,144,875. Those 67,720,187 shares have a weighted average exercise price of $0.06 and an aggregate intrinsic value of approximately $0 as of September 30, 2021. Stock-based compensation expense related to equity options was approximately $794,411 for the nine months ended September 30, 2021.

The intrinsic value of options exercisable and outstanding at September 30, 2020 was $0. The aggregate intrinsic value for all options outstanding as of September 30, 2020 was $0. The weighted-average grant-date per share fair value of options granted during the nine months ended September 30, 2020 was $0.09. At September 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $2,784,000, which will be recognized over a weighted-average period of 1.6 years.

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

A summary of the activity related to RSUs is as follows:

	RSU’s	Weighted-Average Issuance Price
Balance at December 31, 2020	845,106	$0.14
Granted	-	$-
Expired/Cancelled	(540,576)	$0.13
Vested	(220,728)	$0.09
Balance at September 30, 2021	83,802	$0.13

There were no RSUs granted to employees during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, 220,728 RSUs vested with the remainder of outstanding RSUs vesting at various times through February 8, 2022.

During the three and nine months ended September 30, 2021, the Company recorded compensation expense of approximately $30,000 and $99,000, respectively related to RSUs. During the three and nine months ended September 30, 2020, the Company recorded compensation expense of approximately and $82,000 and $154,000, respectively related to RSUs. During the nine months ended September 30, 2021 and 2020, the Company issued 860,729 and 546,016 shares of its Common Stock pursuant to the vesting of RSUs. As part of the RSUs issued during the nine months ended September 30, 2021, were 555,000 shares of Common Stock pursuant to RSUs that vested in 2020 for which shares were not previously issued.

Stock-Based Compensation

Stock-based compensation related to equity options, RSUs and warrants has been classified as follows in the accompanying consolidated statements of income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$11	$2	$18	$6
General and administrative	303	83	511	240
Sales and marketing	122	19	214	120
Research and development	121	23	199	83

Total	$557	$127	$942	$449

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

	Fair Value at September 30, 2021
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,780	$-	$-	$1,780
Totals	$1,780	$-	$-	$1,780
Liabilities:
Derivative liabilities	$7,486	$-	$-	$7,486
Totals	$7,486	$-	$-	$7,486

	Fair Value at December 31, 2020
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,881	$-	$-	$1,881
Totals	$1,881	$-	$-	$1,881
Liabilities:
Derivative liabilities	$24,128	$-	$-	$24,128
Totals	$24,128	$-	$-	$24,128

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

As of September 30, 2021, the Company had embedded features contained in the Series D Preferred host instrument that qualified for derivative liability treatment. The recorded fair market value of these features was approximately $7,486,000 and $24,128,000 at September 30, 2021 and December 31, 2020, respectively, and are classified as a current liability in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The fair value of the Company’s derivative liabilities is classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. The Company uses Monte-Carlo simulations in the determination of the fair value of derivative liabilities.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the fair value methodologies during the nine months ended September 30, 2021 are a risk-free rate of 0.58%, equity volatility of 112.9%, effective life of 3.25 years and a preferred stock dividend rate of 4.0%. These assumptions incorporate management’s estimate of the probability of future financings (Series D Financing) and the timing of potential change of control events. The primary assumptions impacted by Series D Financing were the effective life of 3.25 years and equity volatility.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary. That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value during the three and nine months ended September 30, 2021 and 2020 are presented below:

($ in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Pension assets:
Fair value at beginning of period	$1,819	$1,711	$1,881	$1,713
Return on plan assets	21	19	51	49
Company contributions and benefits paid, net	(14)	(28)	(31)	(61)
Effect of exchange rate changes	(46)	83	(121)	84
Fair value at end of period	$1,780	$1,785	$1,780	$1,785

The reconciliations of Level 3 derivative liabilities measured at fair value for Series D Preferred Stock and for Series C Preferred Stock during the three and nine months ended September 30, 2021 is presented below:

($ in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Derivative liabilities:
Fair value at beginning of period	$8,925	$535	$24,128	$369
Derivative liability from issuance of Preferred Series C	-	-	-	-
Decrease in derivative liability from conversions of Preferred Series C	-	-	-	-
Derivative liability from issuance of Preferred Series D	84	-	500	-
Decrease in derivative liability from conversions of Preferred Series D	(181)	-	(584)	-
Change in fair value included in earnings	(1,342)	(535)	(16,558)	(369)
Fair value at end of period	$7,486	$-	$7,486	$-

NOTE 12. RELATED PARTY TRANSACTIONS

Professional Services Agreement

During the year ended December 31, 2020, the Company entered into professional services agreement with a firm affiliated with a member of the Company’s Board of Directors at the time the parties entered into the agreement. The Company made no payments pursuant to this agreement during the twelve months ended December 31, 2020 and made payment of approximately $34,000 during nine months ended September 30, 2021. The Company has the right to terminate the agreement on thirty days written notice at any time.

NOTE 13. CONTINGENT LIABILITIES

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

NOTE 14. SUBSEQUENT EVENTS

During the period October 1, 2021 through November 10, 2021, the Company issued an aggregate 41,901 shares of its Common Stock pursuant to RSUs vesting.

Subsequent to September 30, 2021, the Company offered to exchange with its employees, contractors, and Board members approximately 80 million options granted under the 2020 Omnibus Stock Option Plan for an equivalent number of RSUs effective 10/1/2021. The RSUs are scheduled to vest 50% on April 1, 2022 with the remainder vesting ratably over an 18-month period ending October 1, 2023. The Company anticipates a large majority of these individuals to participate in the exchange.

Effective October 1, 2021, three Board members were each granted 1,500,000 RSUs and these are scheduled to vest over the same period described above.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended September 30, 2021 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Net Product Revenue	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Software and royalties	$40	$587	$(547)	(93)%
Percentage of total net product revenue	28%	32%
Hardware and consumables	$20	$13	$7	54%
Percentage of total net product revenue	14%	0%
Services	$85	$1,258	$(1,173)	(93)%
Percentage of total net product revenue	58%	68%
Total net product revenue	$145	$1,858	$(1,713)	(92)%

Software and royalty revenue decreased approximately $547,000 during the three months ended September 30, 2021 as compared to the corresponding period in 2020. This decrease is attributable to lower identification project related revenue of approximately $529,000, lower law enforcement software revenue of approximately $5,000, lower identification royalties of approximately $19,000, offset by higher sales of boxed identity management software sold through our distribution channel of approximately $6,000

Revenue from the sale of hardware and consumables increased approximately $7,000 during the three months ended September 30, 2021 as compared to the corresponding period in 2020 due to an increase in consumables procurement by our law enforcement customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $1,173,000 during the three months ended September 30, 2021 as compared to the corresponding period of 2020 due to a decrease in the service element of project related work completed during the three months ended September 30, 2021.

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

During the three months ended September 30, 2021, we have focused on strategically updating our products with the latest mobile and Cloud technology, prioritized by market opportunities. The first major update is the launch of the first module of the Law Enforcement 2.0 (LE 2.0) Platform, Imageware Capture, in September. We modernized the UI for law enforcement professionals, building the solution as a web-based Software as a Service (SaaS) product with a reactive design that can be accessed from any device anywhere. In addition, we have integrated Imageware Authenticate formerly GoVerify ID® into the LE 2.0 platform. This update is already resulting in additional customers implementing our Authenticate solution.

We have focused on integrating the suite of products that comprise the Imageware Identity Platform – this includes simplifying our portfolio overview, positioning, and branding. In addition, we plan to continue enhancing our Identity Platform products through 2022. This effort includes modernizing our Credential product (formerly EPI) for biometric smart badges.  Management believes that these initiatives will result in the expansion of our solutions into both state/local law enforcement and federal agencies in addition to non-governmental sectors, including banking/financial services, insurance, telecommunications, healthcare, hospitality, and others.

Maintenance Revenue	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Total maintenance revenue	$633	$613	$20	3%

Maintenance revenue was approximately $633,000 for the three months ended September 30, 2021, as compared to approximately $613,000 for the corresponding period in 2020. Identity management maintenance revenue generated from identification software solutions was approximately $334,000 for the three months ended September 30, 2021 as compared to approximately $290,000 during the comparable period in 2020. Law enforcement maintenance revenue was approximately $299,000 and $323,000 for the three months ended September 30, 2021 and 2020, respectively. The decrease of $24,000 in law enforcement software maintenance revenue for the three months ended September 30, 2021 as compared to the corresponding period of 2020 is reflective of the expiration of certain maintenance contracts. The increase in our Identity Management maintenance revenue of approximately $44,000 reflects the expansion of our installed base.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Software and royalties	$-	$13	$(13)	(100)%
Percentage of software and royalty product revenue	0%	2%
Hardware and consumables	$11	$9	$2	22%
Percentage of hardware and consumables product revenue	55%	69%
Services	$58	$693	$(635)	(92)%
Percentage of services product revenue	68%	55%
Total product cost of revenue	$69	$715	$(646)	(90)%
Percentage of total product revenue	48%	38%

The cost of software and royalty product revenue decreased approximately $13,000 due primarily to lower software and royalty revenue for the three months ended September 30, 2021 of approximately $547,000. The cost of software and royalty product revenue as a percentage of software and royalty revenue decreased to 0% during the three months ended September 30, 2021 as compared to 2% for the corresponding 2020 period as the 2021 period contained revenue being comprised of solutions containing no third-party software costs or software customization. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of revenue for our hardware and consumables sales increased by approximately $2,000 for the three months ended September 30, 2021 as compared to the corresponding period in 2020 due to higher hardware and consumable revenue of $7,000.

The cost of services revenue decreased approximately $635,000 during the three months ended September 30, 2021 as compared to the corresponding period in 2020 due to lower services revenue of $1,173,000. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional services resources utilized in the completion of the service element.

Maintenance Cost of Revenue	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Total maintenance cost of revenue	$87	$123	$(36)	(29)%
	14%	20%

Cost of maintenance revenue decreased approximately $36,000 during the three months ended September 30, 2021 as compared to the corresponding period in 2020 due to reductions in fixed maintenance costs through headcount reductions.

Product Gross Profit	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Software and royalties	$40	$574	$(534)	(93)%
Percentage of software and royalty product revenue	100%	98%
Hardware and consumables	$9	$4	$5	125%
Percentage of hardware and consumables product revenue	45%	31%
Services	$27	$565	$(538)	(95)%
Percentage of services product revenue	32%	45%
Total product gross profit	$76	$1,143	$(1,067)	(93)%
Percentage of total product revenue	52%	62%

Software and royalty gross profit decreased approximately $534,000 for the three months ended September 30, 2021 from the corresponding period in 2020 due primarily to lower software and royalty revenue of approximately $547,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Services gross profit decreased approximately $538,000 for the three months ended September 30, 2021 as compared to the corresponding period in 2020 due to lower service revenue of approximately $1,173,000 for the three months ended September 30, 2021 as compared to the corresponding period in 2020 combined with lower costs of service revenue of approximately $635,000 for the three months ended September 30, 2021 as compared to the corresponding period in 2020. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Gross Profit	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Total maintenance gross profit	$546	$490	$56	11%
Percentage of total maintenance revenue	86%	80%

Gross profit related to maintenance revenue increased 11% or approximately $56,000 for the three months ended September 30, 2021 as compared to the corresponding period in 2020. This increase reflects higher maintenance revenue of approximately $20,000 combined with lower cost of maintenance revenue of approximately $36,000. Higher maintenance revenue reflects the expansion of our installed base and lower maintenance cost of revenue reflects reductions in fixed maintenance costs through headcount reductions. Maintenance gross profit can change from period to period depending upon both the level and complexity of engineering service resources utilized in the provision of maintenance services.

Operating Expense	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

General and administrative	$1,228	$953	$275	29%
Percentage of total net revenue	158%	39%
Sales and marketing	$747	$615	$132	21%
Percentage of total net revenue	96%	25%

Research and development	$1,073	$1,117	$(44)	(4)%
Percentage of total net revenue	138%	45%
Depreciation and amortization	$11	$18	$(7)	(39)%
Percentage of total net revenue	1%	1%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $275,000 during the three months ended September 30, 2021 as compared to the corresponding period in 2020 is comprised of the following major components:

●	Decrease in personnel related expense of approximately $124,000;

●

Increase in professional services of approximately $119,000 from higher contract services of approximately $29,000, higher contractor fees and professional services of $79,000, and higher general corporate expense of $46,000, higher investor relations fees of approximately $28,000, higher audit related fees of approximately $14,000 offset by lower patent related expense of approximately $52,000 and lower legal fees of approximately $25,000;

●	Increase in licenses, dues and other costs of approximately $53,000;

●	Decrease in rent and office related expense of approximately $71,000 due to sublease of certain office facilities;

●	Increase in insurances costs of approximately $54,000; and

●	Increase in bad debt expense of approximately $25,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar increase of approximately $132,000 during the three months ended September 30, 2021 as compared to the corresponding period in 2020 is primarily comprised of the following major components:

●	Decrease in personnel related expense of approximately $69,000, driven primarily by the effect of headcount reductions;

●

Increase in contractor and contract services of approximately $87,000 resulting from decreased utilization of certain sales contractors of approximately $19,000 offset by higher contract service expense including dues and subscriptions of approximately $106,000;

●	Increase in travel, trade show expense and office related expense including demo equipment of approximately $86,000;

●	Increase in stock-based compensation expense of approximately $103,000; and

●	Decrease in our Mexico sales office expense and other of approximately $75,000 due to headcount reductions at this location.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $44,000 for the three months ended September 30, 2021 as compared to the corresponding period in 2020 due primarily to the following major components:

●	Decrease in personnel related expense of approximately $265,000 driven primarily by the effect of headcount decreases;

●	Increase in contractor fees and contract services of approximately $67,000 resulting from the replacement of certain function with contract labor;

●	Increase in stock based-compensation expense of approximately $98,000; and

●	Increase in office related expense, engineering tools, supplies, communications (including internet) and travel of approximately $56,000.

Depreciation and Amortization

During the three months ended September 30, 2021 and 2020, depreciation and amortization expense was approximately $11,000 and $18,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the three months ended September 30, 2021, we recognized net interest expense of $0. For the three months ended September 30, 2020, we recognized interest expense of $56,000 and interest income of approximately $0. Interest expense for the three months ended September 30, 2020 reflects interest incurred on a related party factoring agreement and certain related party notes payable.

Other (income) expense, net

During the three months ended September 30, 2021, we recognized other income of approximately $5,000 from the write-off of a deferred contract prepayment. During the three months ended September 30, 2020, we recognized other expense of approximately $3,000 from the recognition of a settlement fee on an outstanding obligation.

Change in Fair Value of Derivative Liabilities

For the three months ended September 30, 2021, we recognized income of approximately $1,342,000 from the decrease of derivative liabilities arising from the consummation of the Series D Financing in November 2020. Such decrease was determined by management using fair value methodologies and is included as income under the caption “(Gain) on change in fair value of derivative liabilities” in our condensed consolidated statement of income (loss) for three months ended September 30, 2021.

For the three months ended September 30, 2020, we recognized income of approximately $535,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “(Gain) on change in fair value of derivative liabilities” in our condensed consolidated statement of income (loss) for three months ended September 30, 2020.

(Gain) on Extinguishment of Derivative Liabilities and Debt

During the three months ended September 30, 2021, we recognized a gain on the extinguishment of derivative liabilities of approximately $35,000 pursuant to the conversion of 242 shares of Series D Preferred into Common Stock. Such gain is included in the caption “(Gain) on extinguishment of derivative liabilities and debt” in our condensed consolidated statement of income (loss) for three months ended September 30, 2021. During the three months ended September 30, 2021, we recognized a gain on debt extinguishment from the forgiveness of our PPP Loan. In September 2021, we received notification from the SBA that our PPP Loan of $1,571,000 was forgiven in its entirety along with accrued unpaid interest of approximately $10,000. Such gain is included in the caption “(Gain) on extinguishment of derivative liabilities and debt” in our condensed consolidated statement of income (loss) for three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Net Product Revenue	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Software and royalties	$301	$780	$(479)	(61)%
Percentage of total net product revenue	63%	36%
Hardware and consumables	$76	$75	$1	1%
Percentage of total net product revenue	16%	4%
Services	$98	$1,274	$(1,176)	(92)%
Percentage of total net product revenue	21%	60%
Total net product revenue	$475	$2,129	$(1,654)	(78)%

Software and royalty revenue decreased approximately $479,000 during the nine months ended September 30, 2021 as compared to the corresponding period in 2020. This decrease is attributable to lower identification project related revenue of approximately $486,000, lower royalty revenue of approximately $54,000 and lower law enforcement software revenue of approximately $4,000 offset by higher sales of boxed identity management software sold through our distribution channel of approximately $65,000.The decrease in identification project related revenue is reflective of lower software licenses sold into identification projects during the nine months ended September 30, 2021 and the increase in boxed identity management software sold through our distribution channel reflects higher procurement from certain international customers. The decrease in royalty revenue results primarily from lower reported usage from certain customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue decreased approximately $1,176,000 during the nine months ended September 30, 2021 as compared to the corresponding period of 2020 due to a decrease in the service element of project related work completed during the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, we have focused on strategically updating our products with the latest mobile and Cloud technology, prioritized by market opportunities.

We launched Authenticate (formerly GoVerify ID ®) in February 2021. This relaunch included a new container and microservices-based architecture and refreshed mobile and desktop clients for seamless and quick integrations to applications and services. In addition, the first major update is the launch of the first module of the Law Enforcement 2.0 (LE 2.0) Platform, Imageware Capture, in September. We modernized the UI for law enforcement professionals, building the solution as a web-based Software as a Service (SaaS) product with a reactive design that can be accessed from any device anywhere. In addition, we have integrated Imageware Authenticate into the LE 2.0 platform. This update is already resulting in additional customers implementing our Authenticate solution.

We have focused on integrating the suite of products that comprise the Imageware Identity Platform – this includes simplifying our portfolio overview, positioning, and branding. In addition, we plan to continue enhancing our Identity Platform products through 2022. This effort includes modernizing our Credential product (formerly EPI) for biometric smart badges.  Management believes that these initiatives will result in the expansion of our solutions into both state/local law enforcement and federal agencies in addition to non-governmental sectors, including banking/financial services, insurance, telecommunications, healthcare, hospitality, and others.

Maintenance Revenue	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Total maintenance revenue	$1,977	$1,870	$107	6%

Maintenance revenue was approximately $1,977,000 for the nine months ended September 30, 2021, as compared to approximately $1,870,000 for the corresponding period in 2020. Identity management maintenance revenue generated from identification software solutions was approximately $1,049,000 for the nine months ended September 30, 2021 as compared to approximately $898,000 during the comparable period in 2020. Law enforcement maintenance revenue was approximately $928,000 as compared to approximately $972,000 during the comparable period in 2020. The increase of $151,000 in identification software maintenance revenue for the nine months ended September 30, 2021 as compared to the corresponding period of 2020 is reflective of certain additional maintenance services provided by the Company during the nine months ended September 30, 2021. The decrease of approximately $44,000 in our law enforcement maintenance revenue reflects expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Software and royalties	$20	$40	$(20)	(50)%
Percentage of software and royalty product revenue	7%	5%
Hardware and consumables	$52	$46	$6	13%
Percentage of hardware and consumables product revenue	68%	61%
Services	$62	$695	$(633)	(91)%
Percentage of services product revenue	63%	55%
Total product cost of revenue	$134	$781	$(647)	(83)%
Percentage of total product revenue	28%	37%

The cost of software and royalty product revenue decreased approximately $20,000 due primarily to lower software and royalty revenue for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 due to the 2021 period containing uncharacteristically low third-party software license costs and minimal levels of software customization.

The cost of revenue for our hardware and consumables sales increased by approximately $6,000 for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 due to the 2021 period containing hardware and consumables with slightly higher costs of revenue than the corresponding period in 2020.

The cost of services revenue decreased approximately $633,0000 during the nine months ended September 30, 2021 as compared to the corresponding period in 2020 due to lower services revenue of $1,176,000. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Cost of Revenue	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Total maintenance cost of revenue	$276	$328	$(52)	(16)%
Percentage of total maintenance revenue	14%	18%

Cost of maintenance revenue decreased approximately $52,000 during the nine months ended September 30, 2021 as compared to the corresponding period in 2020 despite higher maintenance revenue of $107,000. This decrease is reflective of lower maintenance labor costs incurred during the nine months ended September 30, 2021 as compared to the corresponding period in 2020 due primarily to the composition of engineering resources used in the provision of maintenance services and reductions in headcount in our customer support department.

Product Gross Profit	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Software and royalties	$281	$740	$(459)	(62)%
Percentage of software and royalty product revenue	93%	95%
Hardware and consumables	$24	$29	$(5)	(17)%
Percentage of hardware and consumables product revenue	32%	39%
Services	$36	$579	$(543)	(94)%
Percentage of services product revenue	37%	45%
Total product gross profit	$341	$1,348	$(1,007)	(75)%
Percentage of total product revenue	72%	63%

Software and royalty gross profit decreased approximately $459,000 for the nine months ended September 30, 2021 from the corresponding period in 2020 due primarily to lower software and royalty revenue of approximately $479,000 combined with lower software and royalty cost of revenue of $20,000 for the same period. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumable gross profit decreased approximately $5,000 for the nine months ended September 30, 2021 from the corresponding period in 2020 due primarily to lower hardware and consumable revenue of approximately $1,000 combined with higher cost of hardware and consumable revenue of approximately $6,000.

Services gross profit decreased approximately $543,000 for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 due to lower service revenue of approximately $1,176,000 for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 combined with lower costs of service revenue of approximately $633,000 for the nine months ended September 30, 2021 as compared to the corresponding period in 2020. In addition to changes in costs of services product revenue caused by revenue level fluctuations, costs of services can vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Gross Profit	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

Total maintenance gross profit	$1,701	$1,542	$159	10%
Percentage of total maintenance revenue	86%	83%

Gross profit related to maintenance revenue increased approximately $159,000 for the nine months ended September 30, 2021 as compared to the corresponding period in 2020. This increase reflects higher maintenance revenue of approximately $107,000 combined with lower cost of maintenance revenue of approximately $52,000 due to headcount reductions in our customer service department combined with lower maintenance labor costs incurred during the same period due to the composition of engineering resources used in the provision of maintenance services.

Operating Expense	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change

General and administrative	$4,147	$2,875	$1,272	44%
Percentage of total net revenue	169%	72%
Sales and marketing	$2,217	$2,239	$(22)	(1)%
Percentage of total net revenue	90%	56%
Research and development	$3,456	$4,503	$(1,047)	(23)%
Percentage of total net revenue	141%	113%
Depreciation and amortization	$43	$54	$(11)	(20%
Percentage of total net revenue	2%	1%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar increase of approximately $1,272,000 during the nine months ended September 30, 2021 as compared to the corresponding period in 2020 is comprised of the following major components:

●	Decrease in personnel related expense of approximately $267,000;

●

Increases in professional and contract services of approximately $609,000 which includes Board fees of approximately $7,000, higher auditing fees of approximately $28,000, higher contract service expense of approximately $222,000, higher contractor fees of approximately $269,000, higher general corporate expense of approximately $55,000, higher professional service fees of $41,000 and higher legal fees of approximately $62,000 offset by lower investor relations fees of approximately $11,000 and lower patent-related fees of approximately $64,000;

●	Increase in travel, insurances, licenses, dues, rent, office related costs and other of approximately $304,000;

●	Increase in financing expense of approximately $329,000 primarily due to the write-off of unamortized deferred stock issuance costs;

●	Increase in stock-based compensation expense related to options and warrants of approximately $272,000; and

●	Increase in bad debt expense of approximately $25,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $22,000 during the nine months ended September 30, 2021 as compared to the corresponding period in 2020 is primarily comprised of the following major components:

●	Decrease in personnel related expense of approximately $213,000 driven primarily by the effect of headcount reductions;

●

Increase in contractor and contract services of approximately $72,000 resulting from decreased utilization of certain sales consultants of approximately $145,000 offset by higher contract service expense of approximately $217,000;

●	Increase in travel, trade show expense and office related expense of approximately $84,000;

●	Increase in stock-based compensation expense of approximately $151,000; and

●	Decrease in our Mexico sales office expense and other of approximately $116,000.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $1,047,000 for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 due primarily to the following major components:

●	Decrease in personnel related expense of approximately $1,137,000 due primarily to headcount reductions;

●	Decrease in contractor fees and contract services of approximately $47,000;

●	Increase in stock based-compensation expense of approximately $138,000; and

●	Decrease in rent, office related expense and engineering tools and supplies of approximately $1,000.

Our level of expenditures in research and development reflects our belief that to maintain our competitive position in markets characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software development as well as continue to enhance existing products.

Depreciation and Amortization

During the nine months ended September 30, 2021 and 2020, depreciation and amortization expense was approximately $43,000 and $54,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest Expense, Net

For the nine months ended September 30, 2021, we recognized interest expense of approximately $0 and interest income of approximately $0. For the nine months ended September 30, 2020, we recognized interest expense of approximately $131,000 and interest income of approximately $0. Interest expense of approximately $131,000 for the nine months ended September 30, 2020 reflects interest incurred on a related party factoring agreement and related party notes payable.

Other (income) expense, net

During the nine months ended September 30, 2021, we recognized other income of approximately $5,000 from the write-off of a deferred contract prepayment. During the nine months ended September 30, 2020, we recognized other expense of approximately $3,000 from the recognition of a settlement fee on an outstanding obligation and $1,000 of miscellaneous expense.

Change in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2021, we recognized income of approximately $16,558,000 from the decrease of derivative liabilities arising from the consummation of the Series D Financing in November 2020. Such decrease was determined by management using fair value methodologies and is included as income under the caption “(Gain) on change in fair value of derivative liabilities” in our condensed consolidated statement of income (loss) for nine months ended September 30, 2021.

For the nine months ended September 30, 2020, we recognized approximately $369,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2018. Such decrease was determined by management using fair value methodologies and is included as income under the caption “(Gain) on change in fair value of derivative liabilities” in our condensed consolidated statement of operations for nine months ended September 30, 2020. This decrease in derivative liabilities results primarily from the fair value methodologies including the high likelihood of the consummation of the Series D financing and conversion of the Series C host instrument containing the embedded derivatives.

(Gain) on Extinguishment of Derivative Liabilities and Debt

During the nine months ended September 30, 2021, we recognized a net loss on the extinguishment of derivative liabilities of approximately $311,000 pursuant to the conversion of 646 shares of Series D Preferred into Common Stock. Such loss is included in the caption “(Gain) on extinguishment of derivative liabilities and debt” in our condensed consolidated statement of income (loss) for nine months ended September 30, 2021. During the nine months ended September 30, 2021, we recognized a gain on debt extinguishment from the forgiveness of our PPP Loan. In September 2021, we received notification from the SBA that our PPP Loan of $1,571,000 was forgiven in its entirety along with accrued unpaid interest of approximately $10,000. Such gain is included in the caption “(Gain) on extinguishment of derivative liabilities and debt” in our condensed consolidated statement of income (loss) for nine months ended September 30, 2021.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Going Concern and Management’s Plans

Historically, our principal sources of cash have included proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, and, to a lesser extent, customer payments from the sale of our products. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations. Historically the Company has not been able to generate sufficient net revenue to achieve and sustain positive cash flows from operations. As a result, the Company has been dependent on equity and debt financings to satisfy its working capital requirements and continue as a going concern. Due to the Company’s deteriorating liquidity, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2021 and December 31, 2020, we had negative working capital of $8,280,000 and $19,349,000, respectively. Included in our negative working capital as of September 30, 2021 are $7,486,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a change of control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At September 30, 2021 the Liquidation Preference Amount totaled $22,965,000. Considering the financings consummated in 2020 and 2021, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. At November 10, 2021, cash on hand approximated $1,154,000. Based on the Company’s rate of cash consumption in the first three quarters of 2021 and the last quarter of 2020, the Company estimates it will need additional capital in the first quarter of 2022 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has instituted several cost cutting measures and has utilized cash proceeds available under the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to satisfy its working capital requirements (“LPC Purchase Agreement”). In addition, as reported in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "SEC") on August 23, 2021, on August 12, 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions.  Other than the LPC Purchase Agreement with Lincoln Park, there are currently no financing arrangements to support our projected cash shortfall, and available capital under the LPC Purchase Agreement will be insufficient to address our working capital needs. We currently have no other commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern. The consummation of a transaction will likely involve substantial dilution to the Company’s stockholders.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital, generate positive cash flows from operations, or otherwise consummate a transaction that addresses the Company’s working capital requirements. However, the Company operates in markets that are emerging and highly competitive. There is no assurance that the Company will be able to obtain additional capital, consummate a transaction that addresses its liquidity concerns, or operate at a profit or generate positive cash flows in the future. Therefore, management’s plans do not alleviate the substantial doubt of the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

We used net cash of $6,764,000 in operating activities for the three months ended September 30, 2021 as compared to net cash used of $4,979,000 during the comparable period in 2020. During the nine months ended September 30, 2021, net cash used in operating activities consisted of net income of $9,871,000 and an increase in working capital and other assets and liabilities of $284,000. Those amounts are in addition to approximately $16,351,000 of non-cash income, including $16,558,000 in income from the change in fair value of derivative liabilities and $1,270,000 in income from the extinguishment of debt and derivative liabilities offset by $942,000 in stock-based compensation, $43,000 in depreciation and amortization, $82,000 in non-cash expense from the disposal of fixed assets, $364,000 in non-cash expense from the write-off of deferred stock issuance costs, and $46,000 from the issuance of common stock as compensation in lieu of cash. During the nine months ended September 30, 2021, we used cash of $176,000 from increases in current assets combined with $31,000 from decreases in our operating leases right-of-use assets and used cash of $77,000 through decreases in current liabilities and deferred revenue.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $48,000 as compared to $19,000 for the corresponding period in 2020. For the nine months ended September 30, 2021, we used cash of $48,000 to fund capital expenditures of computer hardware.

Financing Activities

During the nine months ended September 30, 2021, we generated cash of approximately $100,000 from the sale of 1,000,000 shares of Common Stock for $0.10 per share and used cash of approximately $25,000 for the payment of dividends on our Series B Preferred Stock. During the nine months ended September 30, 2020, we generated cash of approximately $2,360,000 from the sale of 15,700,000 shares of Common Stock before recognition of approximately $64,000 in direct stock issuance costs. We generated cash of $900,000 from the issuance of related party notes payable and generated cash of $1,571,000 from the issuance of notes payable under the Paycheck Protection Program. We also generated cash of $2,187,000 from the issuance of notes payable pursuant to the Bridge Loan Financing portion of the Series D Financing. During the nine months ended September 30, 2020, we used cash of approximately $25,000 for the payment of dividends on our Series B Preferred Stock.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

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

Remediation Efforts to Address Material Weaknesses

To remediate the material weaknesses described above, management is adding controls to further enhance and revise the design of the existing controls including:

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

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2021, the Company implemented additional review procedures to address the material weakness identified and discussed above. Other than the institution of additional review procedures, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on April 5, 2021, in addition to the other information contained in this Quarterly Report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. As a result, you could lose some or all of your investment in our Common Stock. These risks and uncertainties are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

RISKS RELATED TO OUR LIQUIDITY, BUSINESS AND INDUSTRY

Available cash resources will be insufficient to provide for our working capital needs for the next twelve months. As a result, we will need to raise additional capital to continue as a going concern.

At September 30, 2021, December 31, 2020 and 2019, we had negative working capital of $8,280,000, $19,349,000 and $1,653,000, respectively. Our principal source of liquidity at September 30, 2021, December 31, 2020 and 2019 consisted of cash and cash equivalents of $1,672,000, $8,345,000 and $1,030,000, respectively. Considering the financings consummated in 2020 and 2021, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements for the next twelve months from the date of this filing. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management intends to seek additional equity and/or debt financing through the issuance of additional debt and/or equity securities and may seek strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

To continue as a going concern, the Company is exploring strategic options and is reviewing its assets, the outcome of which is uncertain and may involve substantial dilution to shareholders and/or a loss of your entire investment.

As reported in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the "SEC") on August 23, 2021, on August 12, 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions.  No assurances can be given that the Company will be successful in consummating any or a combination of such alternatives. The consummation of a transaction will likely involve substantial dilution to the Company’s stockholders, and may involve the loss of your entire investment. In the event the Company is unable to consummate one or more transactions, the Company may not be able to continue as a going concern.

We have a history of significant recurring losses totaling approximately $203.6 million at September 30, 2021, $213.2 million at December 31, 2020 and $203.2 million and December 31, 2019, and these losses may continue in the future.

As of September 31, 2021, December 31, 2020 and 2019, we had an accumulated deficit of approximately $203.6 million, $213.2 million and $203.2 million, respectively, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expense. As a result, we will need to generate significant revenue to achieve profitability, and we may never achieve profitability.

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

Two customers accounted for approximately 44% of our total revenue during the nine months ended September 21, 2021, two customers accounted for approximately 61% of our total revenue during the year ended December 31, 2020, and two customers accounted for approximately 37% of our total revenue during the year ended December 31, 2019. In the event of any material decrease in revenue from these customers, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be materially and adversely affected.

During the nine months ended September 30, 2021, two customers accounted for approximately 44% or $1,078,000 of our total revenue. During the year ended December 31, 2020, two customers accounted for approximately 61% or $2,921,000 of our total revenue. During the year ended December 31, 2019, two customers accounted for approximately 37% or $1,301,000 of our total revenue. If these customers were to significantly reduce their relationship with the Company, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would be material.

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

Our Board of Directors has the authority to issue a total of up to 5.0 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”) and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the Preferred Stock, which typically are senior to the rights of the Common Stock, without any further vote or action by the holders of our Common Stock. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the Preferred Stock that have been issued or might be issued in the future. Preferred Stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of our Preferred Stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued and may from time to time in the future issue, Preferred Stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of September 30, 2021, we had two series of Preferred Stock outstanding, the Series B Preferred, and Series D Preferred.

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of September 30, 2021, December 31, 2020 and 2019, there were 239,400 shares of Series B Preferred outstanding. As of September 30, 2021, we had cumulative undeclared dividends on our Series B Preferred of approximately $21,000.

The provisions of our Series D Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series D Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of September 30, 2021, December 31, 2020 and 2019, there were 22,965.4, 22,863.28 and 0 shares of Series D Preferred outstanding, respectively. As of September 30, 2021, we had no cumulative undeclared dividends on our Series D Preferred.

The conversion of our Series B Preferred Stock and Series D Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series B Preferred Stock and Series D Preferred Stock may elect to convert their shares of Preferred Stock into shares of Common Stock. As of September 30, 2021, 239,400 shares of Series B Preferred Stock, which are convertible into 47,001 shares of Common Stock; and 22,965.4 shares of Series D Preferred Stock, which are convertible into 393,917,667 shares of Common Stock. In addition to our outstanding shares of Preferred Stock, as of September 30, 2021, there were outstanding warrants to purchase 3,150,000 shares of our Common Stock.

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

As a result of the securities issued to Nantahala Capital Management, LLC (“Nantahala Capital Management”), and the related entities controlled by Nantahala Capital Management, (i) Blackwell Partners LLC - Series A, (ii) Nantahala Capital Partners Limited Partnership, (iii) Nantahala Capital Partners II Limited Partnership, (iv) Nantahala Capital Partners SI, LP, (v) NCP QR Limited Partnership, and (vi) Silver Creek CS SAV, L.L.C. (collectively, "Nantahala"), Nantahala beneficially owns, in the aggregate, approximately 37% of the Company’s outstanding voting securities as of October 15, 2021.  As a result, Nantahala has the potential ability to exert influence over the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

Certain key personnel have terminated their employment with the Company. Given that we are dependent on key personnel, the loss of any additional personnel, including our Chief Executive Officer, could materially and adversely affect our plan of operations and ability to obtain financing.

We are dependent to a significant extent upon the efforts and abilities of our executive officers and other key personnel. During the current fiscal year, we have lost certain key personnel due to the absence of meaningful equity incentives, among other causes. The loss of the services of any additional key employees, including our Chief Executive Officer, and any negative market or industry perception arising from the loss of such services, could have a material adverse effect on us, our plan of operations and ability to obtain financing. Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring and keeping these personnel has proven difficult as the market value of our Common Stock has declined, and could cost substantially more than estimated. We cannot be certain that we will be able to retain such personnel or attract a high caliber of personnel in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2021 that were not previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 . EXHIBITS

(a)	EXHIBITS

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification by the Acting Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEWARE SYTEMS, INC

Date: November 15, 2021	By:	/s/ Kristin Taylor
Kristin Taylor Chief Executive Officer (Principal Executive Officer) and President

Date: November 15, 2021	By:	/s/ Jeffrey Hotze
Acting Principal Financial and Accounting Officer