Form 10-K
period 2021-12-31
IMAGEWARE SYSTEMS INC
filed 2022-04-15
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB marketplace was $12,307,779. This number excludes shares of common stock held by affiliates, executive officers and directors.

As of April 12, 2022, there were 347,962,742 shares of the registrant’s common stock outstanding.

IMAGEWARE SYSTEMS, INC.

Form 10-K

For the Year Ended December 31, 2021

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

Imageware Systems, Inc., a Delaware corporation, has its principal place of business at 11440 West Bernardo Court, Suite 300, San Diego, California 92127. We maintain a corporate website at www.imageware.io. Our common stock, par value $0.01 per share (“Common Stock”), is currently listed for quotation on the OTCQB marketplace under the symbol “IWSY”. As used in this Annual Report, “we”, “us”, “our”, “Imageware”, “Imageware Systems” or the “Company” refers to Imageware Systems, Inc. and all of its subsidiaries.

Overview

Imageware Systems, Inc. (“Imageware,” the “Company,” “we,” “our”) provides biometric solutions to identify, verify, and authenticate people based on their true identity, rather than on what keys and codes they have. A pioneer in the field, Imageware was the first multimodal biometric solution provider in history and holds dozens of patents, including some of the most cited patents in the industry. Our Cloud-based and on-premises solutions provide faster, more accurate identification to better secure communities, data, and assets. In fact, governments, law enforcement agencies, and public and private enterprises worldwide trust Imageware with critical identity solutions which manage millions of identities every day.

Recent Developments

December 2021 Credit Facility

On December 29, 2021 (the “Closing Date”), the Company entered into a Term Loan and Security Agreement (the “Agreement”) with certain funds and separate accounts managed by Nantahala Capital Management, LLC (collectively, “Nantahala”), as lenders, and other lenders set forth on the signature pages thereto (together with Nantahala, the “Lenders”), pursuant to which the Lenders will provide to the Company a secured term loan credit facility in an aggregate amount of up to $2,500,000 (the “Credit Facility”).  All loans (each a “Loan", and collectively, the “Loans”) under the Credit Facility will bear interest at a rate of 12% for the initial six months after the Closing Date, and at 17% thereafter until the maturity date of 12 months from the Closing Date (the “Maturity Date”).  All amounts borrowed by the Company under the Credit Facility are secured by a first-priority lien on all the assets of the Company.  On the Closing Date, the Company received an initial draw-down on the Credit Facility of $600,000. As of April 12, 2022, the Company received two subsequent draw-downs aggregating $1,050,000. The Company expects to use the proceeds from the Credit Facility for working capital requirements and corporate purposes.

The Company may prepay amounts borrowed under the Credit Facility in whole or in part, at a price equal to 105% of the principal amount borrowed under the Credit Facility (including any interest capitalized thereon), subject to additional prepayment terms pursuant to the Agreement, a copy of which is filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on January 4, 2022. In addition, pursuant to the Agreement, at any time after the Closing Date, each Lender shall have the right, but not the obligation, on mutually agreed upon terms, to exchange each such Lender’s pro rata portion of shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 (“Series D Preferred”) held by such Lender for a mutually agreed upon portion of any subsequent Delayed Draw Loan (as defined in the Agreement) (an “Exchange”). Upon the Company's receipt by a Lender of a notice stating a Lender's intent to participate in an Exchange, the Company is required to offer to all holders of Series D Preferred the opportunity, but not the obligation, to exchange each such holder’s pro rata portion of shares of the Company's Series D Preferred held by such holder for participation in any subsequent Delayed Draw Loan, upon substantially similar terms as those provided in the applicable notice of Exchange by a Lender.

Strategic Review and Going Concern

On August 12, 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions.  To date, the Company has not received any offers or other indications of interest on terms and conditions acceptable to the Board of Directors (“Board”), nor has the Board received any committed financing arrangements to support our projected cash shortfall to address our projected working capital requirements during the next twelve months, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.   The consummation of a transaction will likely involve substantial dilution to the Company’s stockholders and may result in the loss of your entire investment. In the event the Company is unable to consummate one or more transactions in the near term, the Company will not be able to continue as a going concern.

New Products

In February 2021, we released a new and improved Imageware Authenticate (formerly, GoVerifyID) solution, enabling users to leverage multimodal biometrics on a central server or in the Cloud to log into applications and services.

In October 2021, we completed Imageware Capture, the first module of the new Law Enforcement 2.0 solution. Imageware Capture facilitates the fastest capture of biographic and biometric detail such as face, fingerprint, palm print, iris, and Scars, Marks and Tattoos (“SMTs”) in the industry.

In December 2021, we completed Imageware Investigate, the second module of the new Law Enforcement 2.0 solution. Imageware Investigate enables law enforcement professionals to rapidly create digital lineups.

Coronavirus (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of April 12, 2022, the global outbreak of COVID-19 continues to evolve, and the extent to which COVID-19 may impact our business and markets we serve will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken both in the United States and other countries. We are continuing to vigilantly monitor the situation with our primary focus on health and safety of our employees and clients.

Products and Solutions

Our patented Imageware Biometric Engine® is one of the most accurate and fastest biometrics matching engines in the industry, capable of our patented biometrics fusion. We are a “biometrics first” company, leveraging unique human characteristics to provide unparalleled accuracy for identification while protecting your identity.

Our product portfolio, called the Imageware Identity Platform, is built around three key areas: Enroll & Identify, Badge & Credential, and Authenticate. All of these areas are built on top of the Imageware Biometric Engine. The Platform is a fully-modular, customizable, and pre-integrated portfolio of capabilities to support state and local law enforcement, Federal agencies, and enterprises alike.

Enroll & Identify

The Enroll & Identify area includes four key modules: Imageware Proof, Imageware Capture, Imageware Identify, and Imageware Investigate.

Imageware Proof enables an entity to prove someone’s identity from their biometrics, government issued ID, and 3rd party databases (such as credit bureau data). Imageware Capture enables the fastest capture of biographic and biometric detail (such as face, fingerprint, palm print, iris, and SMT’s) in the industry. Imageware Identify enables a user to identify someone from their biometrics in seconds. Imageware Investigate enables an officer to create digital lineups very quickly.

Badge & Credential

The Badge & Credential area includes two key modules: Imageware Credential (formerly EPI Suite) and Imageware Digital ID. Imageware Credential enables a user to design, build, and print badges for access control systems. This includes tickets, smart badges, wristbands, Personal Identity Verification (“PIV”) cards, and more. Imageware Digital ID is a decentralized identity service that enables self-sovereign identity underpinned by blockchain technology tied to biometrics.

Authenticate

The Authenticate area includes Imageware Authenticate, which enables users to leverage multimodal biometrics hosted in a central server or cloud to log in to services and applications from any device. Imageware Authenticate is easily integrated into existing solutions leveraging OpenID Connect (“OIDC”), Security Assertion Mark-up Language (“SAML”), or OAuth2 protocols, and includes a software development kit (“SDK”) for partners and customers to easily embed into their existing applications.

Imageware Biometric Engine

The Imageware Biometric Engine® is a patented biometric identity and authentication database built for multi-biometric enrollment, management and authentication. It is hardware agnostic and can utilize different types of biometric algorithms from any vendor. It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform. It is also offered as an SDK, enabling developers and system integrators to implement biometric solutions or integrate biometric capabilities, into existing applications.

Imageware Law Enforcement

Our modules are leveraged across many industries and use cases with minimal customization needed. One of the key areas includes our Law Enforcement 2.0 solution which enables state, local and federal agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and other biometrics, as well as criminal history records on a stand-alone, networked, wireless or browser-based platform. Our Imageware Law Enforcement 2.0 solution includes Imageware Capture, Imageware Identify, Imageware Investigate, Imageware Credential, and Imageware Authenticate. Other modules can also be easily leveraged as needed.

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

Customers

We have a wide variety of domestic and international customers. Most of our Law Enforcement 2.0 customers are government agencies at the federal, state and local levels in the United States and Canada, but we also have clients outside of North America. For the year ended December 31, 2021, three customers accounted for approximately 51% or $1,787,000 of total revenue and had trade receivables of approximately $172,000 as of the end of the year.  For the year ended December 31, 2020, two customers accounted for approximately 61% or $2,921,000 of total revenue and had trade receivables of approximately $250,000 as of the end of the year.

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

Within a matter of weeks, corporations and government agencies have had to heavily rely upon remote access technologies to enable work continuity through the pandemic. This increase in employees remotely accessing sensitive corporate systems has increased the risk of both cybercrime and unintentional information leaks. This risk is also increased by the fact that many employees now use a mixture of personal and corporate owned devices on the job, a trend known as, Bring Your Own Device (“BYOD”).

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

Additionally, the law enforcement community continues to be an important market and customer base. Over the past few years, innovation within our law enforcement product line has been static, which has resulted in revenue being primarily driven from support and maintenance. Recently, Imageware released the Law Enforcement 2.0 solution, with the first two modules, Imageware Capture and Imageware Investigate, launched in October 2021 and December 2021, respectively. The law enforcement market will immediately benefit from this solution. Beyond the law enforcement vertical, the modules in the Law Enforcement 2.0 solution can be leveraged to service other verticals such as financial services, telecommunications, education,, hospitality and entertainment.

We believe the increasing demand for biometric technology will drive demand for our solutions. In the coming year, we will work to develop additional modules within the Imageware Identity Platform. This platform combines all of our products into a modular, end-to-end, Cloud-based platform. Our platform allows a customer to create and manage a verified digital identity, issue both physical and digital credentials, and leverage biometrics for both identification and authentication. We have built out a multi-year strategic roadmap for additional modules to include into the Imageware Identity Platform and open additional use cases, industries, and high value sales for the Company.

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

Software Licenses

The bulk of our revenue presently is generated from new subscription and historical maintenance payments for our software solutions for Law Enforcement, Badging, Identity Management, and Multi-Factor Authentication (“MFA”).  We currently have four primary revenue sources:

- Annual Maintenance of our Law Enforcement Solution;

- Perpetual license revenue of our Badging Solution;

- Term Subscriptions of our Imageware Authenticate solution; and

- Professional Services fees associated with implementation and training for our customers.

We are actively engaged in simplifying our revenue sources, migrating our existing customers’ annual maintenance, and perpetual license agreements to more consistent and sustainable subscription models.

Software as a Service Business Model

We also provide an on-demand SaaS offering for Imageware Authenticate and all solutions in the Law Enforcement 2.0 solution. SaaS offerings will be offered on a subscription term-limited basis. We are exploring offering additional products as SaaS offerings on a subscription term-limited basis.

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

●

The system is technology and biometric agnostic, enabling the use of biometric devices and algorithms from any vendor, and the support of the following biometric types: finger, face, iris, palm and voice.

Our multifactor-biometric product faces competition from Duo, HYPR, Daon and Aware Inc., none of which have offerings with the scope and flexibility of our Biometric Engine and its companion suite of products or relevant patent protection.

Credential Market

Due to the breadth of our software offering in the secure credential market space, we face differing degrees of competition in certain market segments. The strength of our competitive position is based upon:

●	Our strong brand reputation with a customer base, which includes small and medium-sized businesses, Fortune 1000 corporations and large government agencies;

●	The ease of integrating our technology into other complex applications;

●	The leveraged strength that comes from offering customers software tools, packaged solutions and web-based service applications that support a wide range of hardware peripherals; and

●	The ease of hacking traditional NFC access control systems.

Our software faces competition from a number of companies, like HID Global, ASSA ABLOY, Gemalto, as well as small, regionally based companies.

The Law Enforcement and Public Safety Markets

Due to the fragmented nature of the law enforcement and public safety market and the modular nature of our product suite, we face different degrees of competition with respect to each Law Enforcement module. We believe the principal bases on which we compete with respect to all of our products are:

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

Intellectual Property

We rely on trademark, patent, trade secret and copyright laws and confidentiality and license agreements to protect our intellectual property. We have several federally registered trademarks, including the trademark Imageware and Biometric Engine, as well as trademarks for which there are pending trademark registrations with the United States, Canadian and other International Patent & Trademark Offices.

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

US Issued Patents – 17

US Allowed Patents – 1

US Patent Applications – 3

International Issued Patents – 10

International Patent Applications – 10

Total Worldwide Issued Patents – 27

Total Worldwide Allowed Patents – 1

Total Worldwide Patent Applications – 14

Employees

We had a total of 26 full-time employees as of December 31, 2021, of which 22 employees are based in the United States and four employees are based in Canada. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

Additional Available Information

We make available, free of charge, at our corporate website www.imageware.io copies of our annual reports filed with the SEC on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, and proxy statements at no charge to investors upon request. Additionally, all reports filed by us with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov.

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

RISKS RELATED TO OUR LIQUIDITY, BUSINESS AND INDUSTRY

Available cash resources are currently insufficient to provide for our working capital needs. As a result, we need to raise additional capital in the near term to continue as a going concern.

At December 31, 2021 and 2020, we had negative working capital of $8,046,000 and $19,349,000, respectively. Our principal source of liquidity at December 31, 2021 and 2020 consisted of cash and cash equivalents of $1,202,000 and $8,345,000, respectively. Considering the financings consummated in 2020 and 2021, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash is insufficient to satisfy our cash requirements. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management is actively seeking additional equity and/or debt financing through the issuance of additional debt and/or equity securities and is contemporaneously seeking strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall during the next twelve months, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

To continue as a going concern, the Company is currently exploring strategic options and is reviewing its assets, the outcome of which is uncertain and may involve substantial dilution to shareholders and/or a loss of your entire investment.

As reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 23, 2021, on August 12, 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions.  To date, the Company has not received any offers or other indications of interest acceptable to the Company’s Board, and no assurances can be given that the Company will be successful in consummating any or a combination of such alternatives. The consummation of a transaction will likely involve substantial dilution to the Company’s stockholders and may involve the loss of your entire investment. In the event the Company is unable to consummate one or more transactions, the Company may not be able to continue as a going concern.

We have a history of significant recurring losses totaling approximately $204.3 million at December 31, 2021 and $213.2 million and December 31, 2020, and these losses may continue in the future.

As of December 31, 2021 and 2020, we had an accumulated deficit of approximately $204.3 million and $213.2 million, respectively, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expense. As a result, we will need to generate significant revenue to achieve profitability, and we may never achieve profitability.

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

Three customers accounted for approximately 51% of our total revenue during the year ended December 31, 2021, and two customers accounted for approximately 61% of our total revenue during the year ended December 31, 2020. In the event of any material decrease in revenue from these customers, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be materially and adversely affected.

During the year ended December 31, 2021, three customers accounted for approximately 51% or $1,787,000 of total revenue. During the year ended December 31, 2020, two customers accounted for approximately 61% or $2,921,000 of total revenue and had trade receivables of approximately $250,000 as of the end of the year. If these customers were to significantly reduce their relationship with the Company, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would be material.

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

We sell some of our software through larger product partners and/or resellers that will either resell our product alongside theirs, Original Equipment Manufacture a white label version of our products, or sell our products fully integrated into their offerings. In these cases, we are dependent upon the successful rollout of our products by our distribution partners. Any delays negatively affect our results from operations and financial condition.

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

Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial information and other personally identifiable information. While we have security measures in place, they may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Our security measures could also be compromised by employee error or malfeasance, which could result in someone obtaining unauthorized access to, or denying authorized access to our Information Technology systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our customers’ data, our data or our IT systems.

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

Foreign laws and regulations relating to privacy, data protection, information security and consumer protection often are more restrictive than those in the United States. The European Union (“EU”), for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the European Union's new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective and substantially replaced the data protection laws of the individual European Union member states. The law requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. The law also increases the penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4% of a company's worldwide turnover, whichever is higher. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries have laws, regulations, or other requirements relating to privacy, data protection, information security, and consumer protection, and new countries are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws by operating internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA went into effect in January 2020. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

We operate in foreign countries. As a result, we are exposed to risks, including among others, risks associated with foreign political, economic and legal environments and with foreign currency exchange rates. Our results may be adversely affected by, among other things, changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversions, collection of receivables abroad and rates and methods of taxation.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

During the second quarter of our fiscal year 2021, we identified material weaknesses in our internal control over financial reporting related to our financial statement close process and policies. We did not have adequate review policies and procedures in place to ensure the timely, effective review of the measurement of the fair value of certain derivative liabilities. Additionally, during the fourth quarter of fiscal year 2021, we identified an additional material weakness in our internal control over financial reporting. We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures relating to segregation of duties and controls over the preparation and review of journal entries, account reconciliations and consolidation. These material weaknesses did not result in a misstatement to the financial statements. However, if we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, these material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

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

Our Board of Directors has the authority to issue a total of up to 5.0 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”) and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the Preferred Stock, which typically are senior to the rights of the Common Stock, without any further vote or action by the holders of our Common Stock. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the Preferred Stock that have been issued or might be issued in the future. Preferred Stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of our Preferred Stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued and may from time to time in the future issue, Preferred Stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of December 31, 2021, we had two series of Preferred Stock outstanding, the Series B Preferred, and Series D Preferred.

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of December 31, 2021 and December 31, 2020, there were 239,400 shares of Series B Preferred outstanding. As of December 31, 2021, we had cumulative undeclared dividends on our Series B Preferred of approximately $8,000.

The provisions of our Series D Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series D Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of December 31, 2021 and December 31, 2020, there were 23,862.4 and 22,863.28 shares of Series D Preferred outstanding, respectively. As of December 31, 2021, we had no cumulative undeclared dividends on our Series D Preferred.

The conversion of our Series B Preferred Stock and Series D Preferred Stock and the exercise of currently outstanding warrants, stock options and vesting of Restricted Stock Units could result in significant dilution to the holders of our common stock.

The holders of our Series B Preferred Stock and Series D Preferred Stock may elect to convert their shares of Preferred Stock into shares of Common Stock. As of December 31, 2021, 239,400 shares of Series B Preferred Stock, which are convertible into 47,001 shares of Common Stock; and 23,216.4 shares of Series D Preferred Stock, which are convertible into 398,222,985 shares of Common Stock, were outstanding. In addition to our outstanding shares of Preferred Stock, as of December 31, 2021, there were outstanding warrants to purchase 3,150,000 shares of our Common Stock, outstanding stock options to purchase 4,848,876 shares of our Common Stock and outstanding Restricted Stock Units that upon vesting will result in the issuance of 81,019,401 shares of our Common Stock.

The conversion of our Series B Preferred Stock and Series D Preferred Stock, as well as the exercise of our outstanding warrants, outstanding stock options and the vesting of our Restricted Stock Units could result in significant dilution to existing common shareholders, adversely affect the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity securities.

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

As a result of the securities issued to Nantahala Capital Management, LLC, and the related entities controlled by Nantahala Capital Management, (i) Blackwell Partners LLC - Series A, (ii) Nantahala Capital Partners Limited Partnership, (iii) Nantahala Capital Partners II Limited Partnership, (iv) Nantahala Capital Partners SI, LP, (v) NCP QR Limited Partnership, and (vi) Silver Creek CS SAV, L.L.C. (collectively, “Nantahala”), Nantahala beneficially owns, in the aggregate, approximately 37.3% of the Company’s outstanding voting securities as of March 25, 2022.  As a result, Nantahala has the potential ability to exert influence over the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of the Company.

Provisions in our Amended and Restated Certificate of Incorporation (the “Amended Charter”) and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes Preferred Stock, which carries special rights, including voting and dividend rights. With these rights, holders of Preferred Stock could make it more difficult for a third party to acquire us.

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

The Amended Charter requires that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

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

We have never paid cash dividends on our Common Stock and do not anticipate that any cash dividends will be paid on the Common Stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of our Series B Preferred and Series D Preferred directly limit our ability to pay cash dividends on our Common Stock.

GENERAL RISK FACTORS

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch coordinated attacks. Nation state and state sponsored actors can deploy significant resources to plan and carry out exploits. Inadequate account security practices may also result in unauthorized access to confidential data. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information. Malicious actors may employ the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our network or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business.

While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Due to the COVID-19 pandemic we have been limited in our ability to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our software solutions, (iii) attend trade shows and conferences which typically generate future sales opportunities, or (iv) meet with prospective strategic partners.   These effects caused by the COVID-19 pandemic  will likely have an adverse impact on our operating and financial results over at least the next several quarters.

The extent to which our operating and financial results will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; the impact of the emergence of new variants of the virus that causes COVID-19; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus, including vaccine development and distribution. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

Certain key personnel have terminated their employment with the Company. Given that we are dependent on key personnel, the loss of any additional personnel, including our Chief Executive Officer, could materially and adversely affect our plan of operations and ability to obtain financing.

We are dependent to a significant extent upon the efforts and abilities of our executive officers and other key personnel. During the current fiscal year, we have lost certain key personnel due to the absence of meaningful equity incentives, among other causes. The loss of the services of any additional key employees, including our Chief Executive Officer, and any negative market or industry perception arising from the loss of such services, could have a material adverse effect on us, our plan of operations and ability to obtain financing. Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring and keeping these personnel has proven difficult as the market value of our Common Stock has declined and could cost substantially more than estimated. We cannot be certain that we will be able to retain such personnel or attract a high caliber of personnel in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in San Diego, California and is currently leased on a month-to-month basis. We sublet our former headquarters effective March 1, 2021. As of December 31, 2021, in addition to our corporate headquarters, we lease properties in the following locations: Ottawa, Province of Ontario, Canada; Portland, Oregon; Mexico City, México. Management believes that leaving the former headquarters and subleasing the space saves the company money. The new corporate headquarters space is small and adequate for our needs today. When the company reaches cash flow positive, we will be looking for a new space that takes into account the distributed workforce.

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

Holders

As of March 18, 2022, we had approximately 275 registered holders of record of our Common Stock. A significant number of our shares of Common Stock were held in street name and, as such, we believe that the actual number of beneficial owners of our Common Stock is significantly higher.

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

As of December 31, 2021 and 2020, we had cumulative undeclared dividends of approximately $0 relating to our Series A Preferred, $0 related to our Series A-1 Preferred, $8,000 relating to our Series B Preferred, and $0 related to our Series D Preferred.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 11 of this Annual Report.

Recent Sales of Unregistered Securities

We issued certain equity securities in unregistered transactions during 2021 and fiscal year 2020. All of the securities issued in non-registered transactions were issued in reliance on Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal year ended December 31, 2021 and through the date of this report.

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

Overview

Imageware Systems, Inc. (“Imageware,” the “Company,” “we,” “our”) provides biometric solutions to identify, verify, and authenticate people based on their true identity, rather than on what keys and codes they have. A pioneer in the field, Imageware was the first multimodal biometric solution provider in history and holds dozens of patents, including some of the most cited patents in the industry. Our Cloud-based and on-premises solutions provide faster, more accurate identification to better secure communities, data, and assets. In fact, governments, law enforcement agencies, and public and private enterprises worldwide trust Imageware with critical identity solutions which manage millions of identities every day.

Our patented Imageware Biometric Engine® is one of the most accurate and fastest biometrics matching engines in the industry, capable of our patented biometrics fusion. We are a “biometrics first” company, leveraging unique human characteristics to provide unparalleled accuracy for identification while protecting your identity.

Our product portfolio, called the Imageware Identity Platform, is built around three key areas: Enroll & Identify, Badge & Credential, and Authenticate. All of these areas are built on top of the Imageware Biometric Engine. The Platform is a fully-modular, customizable, and pre-integrated portfolio of capabilities to support state and local law enforcement, Federal agencies, and enterprises alike.

Enroll & Identify

The Enroll & Identify area includes four key modules: Imageware Proof, Imageware Capture, Imageware Identify, and Imageware Investigate.

Imageware Proof enables an entity to prove someone’s identity from their biometrics, government issued ID, and 3rd party databases (such as credit bureau data). Imageware Capture enables the fastest capture of biographic and biometric detail (such as face, fingerprint, palm print, iris, and SMT’s) in the industry. Imageware Identify enables a user to identify someone from their biometrics in seconds. Imageware Investigate enables an officer to create digital lineups very quickly.

Badge & Credential

The Badge & Credential area includes two key modules: Imageware Credential (formerly EPI Suite) and Imageware Digital ID. Imageware Credential enables a user to design, build, and print badges for access control systems. This includes tickets, smart badges, wristbands, Personal Identity Verification (“PIV”) cards, and more. Imageware Digital ID is a decentralized identity service that enables self-sovereign identity underpinned by blockchain technology tied to biometrics.

Authenticate

The Authenticate area includes Imageware Authenticate, which enables users to leverage multimodal biometrics hosted in a central server or cloud to log in to services and applications from any device. Imageware Authenticate is easily integrated into existing solutions leveraging OpenID Connect (“OIDC”), Security Assertion Mark-up Language (“SAML”), or OAuth2 protocols, and includes a software development kit (“SDK”) for partners and customers to easily embed into their existing applications.

Imageware Biometric Engine

The Imageware Biometric Engine® is a patented biometric identity and authentication database built for multi-biometric enrollment, management and authentication. It is hardware agnostic and can utilize different types of biometric algorithms from any vendor. It allows different types of biometrics to be operated at the same time on a seamlessly integrated platform. It is also offered as an SDK, enabling developers and system integrators to implement biometric solutions or integrate biometric capabilities, into existing applications.

Imageware Law Enforcement

Our modules are leveraged across many industries and use cases with minimal customization needed. One of the key areas includes our Law Enforcement 2.0 solution which enables state, local and Federal agencies to quickly capture, archive, search, retrieve, and share digital images, fingerprints and other biometrics, as well as criminal history records on a stand-alone, networked, wireless or browser-based platform. Our Imageware Law Enforcement 2.0 solution includes Imageware Capture, Imageware Identify, Imageware Investigate, Imageware Credential, and Imageware Authenticate. Other modules can also be easily leveraged as needed.

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

In addition to the impact resulting from COVID-19, recent geopolitical conflicts, specifically the war in Ukraine, may have an additional impact on purchasing decisions both in the United States and worldwide, which creates additional uncertainties in both the worldwide and the United States economies.  These factors could affect our ability to obtain additional financing or consummate a strategic transaction, although no assurances can be given.

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

Impairment of Goodwill, Other Intangible and Long-Lived Assets.  The Company accounts for its intangible assets under the provisions of ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 “Property, Plant and Equipment” and intangible assets with an indefinite life are analyzed for impairment under ASC 360 annually, or more often if circumstances dictate. The Company performs its annual simplified impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test.

The Company did not record any goodwill impairment charges for the years ended December 31, 2021 or 2020.

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

Stock-Based Compensation.  At December 31, 2021 and 2020, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in general and administrative, sales and marketing, engineering and customer service expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in capital.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. For the years ended December 31, 2021 and 2020, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2021 and 2020 ranged from 57% and 99%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company to value the grants issued in 2021 and 2020 as computed by this method ranged from 3.33 to 5.17 years. The effect of the difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations ranged from 1.37% to 2.58%% for the years ended December 31, 2021 and 2020. Dividend yield is zero, as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has utilized an estimated annualized forfeiture rate ranging from approximately 5.0% to 10% for corporate officers, 4.1% to 10% for members of the Board of Directors and 15.0% to 25% for all other employees for options granted during the years ended December 31, 2021 and 2020. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Income Taxes. The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary, based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

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

Fair-Value Measurements. The Company accounts for fair value measurements in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

Lease Liabilities and Operating Lease Right-of-Use Assets

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under  ASC Topic 842 – Leases (“ASC 842”). In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5%. The Company has utilized the practical expedient regarding lease and nonlease components and has combined such items into a single combined component. The Company has also utilized the practical expedient regarding leases of twelve months or less and has excluded such leases from its computation of lease liability and related right-of-use assets. The Company has also elected the optional transition package of practical expedients which include:

A package of practical expedient to not reassess:

●	Whether a contract is or contains a lease

●	Lease classification

●	Initial direct costs

The company evaluates its operating lease right-of-use assets for impairment. As of December 31, 2021, and through the date of this report, management’s review indicated that there was an impairment of an operating lease right-of-use asset and the Company recorded an impairment loss of approximately $333,000. Impairment is based on the excess of the carrying amount over the fair value, based on market value when available, or expected future economic benefits to the company from the operating lease right-of-use asset and is recorded in the period in which the determination is made. Such amount is included in the Company’s Consolidated Statement of Operations for the year ended December31, 2021 under the caption “General and administrative” expense.

For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Notes to the Consolidated Financial Statements for the Year Ended December 31, 2021.

Comparison of Results for Fiscal Years Ended December 31, 2021 and 2020

Product Revenue

	Twelve Months Ended December 31,
Net Product Revenue	2021	2020	$ Change	% Change
(dollars in thousands)
Software and royalties	$383	$872	$(489)	(56)%
Percentage of total net product revenue	45%	39%
Hardware and consumables	$290	$84	$206	245%
Percentage of total net product revenue	34%	4%
Services	$181	$1,275	$(1,094)	(86)%
Percentage of total net product revenue	21%	57%
Total net product revenue	$854	$2,231	$(1,377)	(62)%

Software and royalty revenue decreased 56% or approximately $489,000 during the year ended December 31, 2021 as compared to the corresponding period in 2020. This decrease is attributable to lower identification project related revenue of approximately $442,000 and lower royalty revenue of approximately $110,000 offset by higher law enforcement project related revenue of approximately $33,000 and higher sales of boxed identity management software sold through our distribution channel of approximately $30,000. The decrease in identification project related revenue is reflective of lower software licenses sold into identification projects during the year ended December 31, 2021 and the decrease in royalty revenue results primarily from lower reported usage from certain customers. The increase in boxed identity management software sold through our distribution channel reflects higher procurement from certain international customers and the increase in law enforcement software reflects the expansion of our installed base among existing customers.

Revenue from the sale of hardware and consumables increased approximately $206,000 during the year ended December 31, 2021 as compared to the corresponding period in 2020 due to an increase in project related solutions containing hardware and consumable sales primarily to law enforcement customers.

Services revenue consists primarily of software integration services, system installation services and customer training. Such revenue decreased $1,094,000 during the year ended December 31, 2021 as compared to the corresponding period in 2020, due to a decrease in the service element of project related work completed during the year ended December 31, 2021.

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

As discussed more fully elsewhere in this Annual Report, the full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on our ability to close sales transactions and on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

During the year ended December 31, 2021, we have focused on strategically modernizing our modules within the Imageware Identity Platform, prioritized by market opportunities. We relaunched Imageware Authenticate (formerly GoVerify ID®) in February 2021. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our Imageware Authenticate solution. Additionally, we launched Imageware Capture, our first module of the Law Enforcement 2.0 solution in October 2021 and Imageware Investigate in December 2021. These are the first of many modules that we plan to build and modernize throughout 2022 and beyond. Prior to releasing Imageware Investigate, we closed our largest software-as-a-service (SaaS) deal in company history with Imageware Investigate. Management believes that these initiatives will result in the expansion of our solutions into state & local law enforcement, federal government, and enterprises alike.

Maintenance Revenue

	Twelve Months Ended December 31,
Maintenance Revenue	2021	2020	$ Change	% Change
(dollars in thousands)
Total maintenance revenue	$2,618	$2,554	$64	3%

Maintenance revenue was approximately $2,618,000 for the year ended December 31, 2021, as compared to approximately $2,554,000 for the corresponding periods in 2020. For the year ended December 31, 2021, identity management maintenance revenue was approximately $1,385,000 as compared to $1,264,000 for the comparable period in 2020. The increase of $121,000 in identification software maintenance revenue for the year ended December 31, 2021 as compared to the corresponding period of 2020 is reflective of certain additional maintenance services provided by the Company during the year ended December 31, 2021. For the year ended December 31, 2021, law enforcement maintenance revenue was approximately $1,233,000 as compared to $1,290,000 for the comparable period in 2020. The decrease of $57,000 in law enforcement maintenance revenue for the year ended December 31, 2021 as compared to the corresponding period of 2020 reflects the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue

	Twelve Months Ended December 31,
Cost of Product Revenue:	2021	2020	$ Change	% Change
(dollars in thousands)
Software and royalties	$28	$54	$(26)	(48)%
Percentage of software and royalty product revenue	7%	6%
Hardware and consumables	$200	$52	$148	285%
Percentage of hardware and consumables product revenue	69%	62%
Services	$94	$694	$(600)	(86)%
Percentage of services product revenue	52%	54%
Total product cost of revenue	$322	$800	$(478)	60%
Percentage of total product revenue	38%	36%

The cost of software and royalty product revenue decreased approximately $26,000 due to lower software and royalty revenue for the year ended December 31, 2021 of approximately $489,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of product revenue for our hardware and consumable sales during the year ended December 31, 2021 increased approximately $148,000 as compared to the corresponding period in 2020 due primarily to higher hardware and consumable product revenue of approximately $206,000 during the 2021 period.

The cost of services revenue decreased approximately $600,000 during the year ended December 31, 2021 as compared to the corresponding period in 2020 due to lower service revenue of approximately $1,094,000. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Cost of Maintenance Revenue

Maintenance cost of revenue	Twelve Months Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Total maintenance cost of revenue	$346	$448	$(102)	(23)%
Percentage of total maintenance revenue	13%	18%

Cost of maintenance revenue decreased approximately $102,000 during the year ended December 31, 2021 as compared to the corresponding period in 2020 despite higher maintenance revenue of approximately $64,000. This decrease is reflective of lower maintenance labor costs incurred during the year ended December 31, 2021 as compared to the corresponding period in 2020 due primarily to the headcount reductions in our customer support department and a reduction in fixed maintenance costs.

Product Gross Profit

	Twelve Months Ended December 31,
Product gross profit	2021	2020	$ Change	% Change
(dollars in thousands)
Software and royalties	$355	$818	$(463)	(57)%
Percentage of software and royalty product revenue	93%	94%
Hardware and consumables	$90	$32	$58	181%
Percentage of hardware and consumables product revenue	31%	38%
Services	$87	$581	$(494)	(85)%
Percentage of services product revenue	48%	46%
Total product gross profit	$532	$1,431	$(899)	(63)%
Percentage of total product revenue	62%	64%

Software and royalty gross profit decreased 57% or approximately $463,000 for the year ended December 31, 2021 as compared to the corresponding period in 2020, due primarily to lower software and royalty revenue of approximately $489,000 combined with lower software and royalty cost of revenue of $26,000 for the same period. This revenue decrease with only a minimal decrease in software and royalty cost of revenue reflects low third-party software costs. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumables gross profit increased approximately $58,000 for the year ended December 31, 2021, as compared to the 2020 period, due primarily to higher hardware and consumable revenue of approximately $206,000 combined with higher cost of hardware and consumable revenue of approximately $148,000. These increases result from an increase in project related solutions containing hardware and consumable components.

Services gross profit decreased approximately $494,000 for the year ended December 31, 2021 as compared to the corresponding period in 2020 due to lower service revenue of approximately $1,094,000 combined with lower service cost of revenue of $600,000 for the year ended December 31, 2021 as compared to the corresponding period in 2020. Although changes in costs of services product revenue are sometimes caused by revenue level fluctuations, costs of services can also vary as a percentage of service revenue from period to period depending upon both the level and complexity of professional service resources utilized in the completion of the service element.

Maintenance Gross Profit

Maintenance gross profit	Twelve Months Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Total maintenance gross profit	$2,272	$2,106	$166	8%
Percentage of total maintenance revenue	87%	82%

Gross profit related to maintenance revenue increased 8% or approximately $166,000 for the year ended December 31, 2021 as compared to the corresponding period in 2020. This increase reflects higher maintenance revenue of approximately $64,000 combined with lower cost of maintenance revenue of approximately $102,000. The increase in maintenance revenue results from the provision of certain additional maintenance services to a certain customer during the year ended December 31, 2021. The decrease cost of maintenance revenues for the year ended December 31, 2021 as compared to the corresponding period in 2020 is due primarily to reductions in headcount in our customer support department and reductions in certain fixed maintenance costs. Maintenance gross profit can change from period to period depending upon both the level and complexity of labor resources utilized in the provision of the maintenance services.

Operating Expense

	Twelve Months Ended December 31,
Operating expense	2021	2020	$ Change	% Change
(dollars in thousands)
General and administrative	$6,151	$4,102	$2,049	50%
Percentage of total net revenue	177%	86%
Sales and marketing	$2,892	$2,936	$(44)	(1)%
Percentage of total net revenue	83%	61%
Research and development	$4,461	$5,706	$(1,245)	(22)%
Percentage of total net revenue	128%	119%
Depreciation and amortization	$56	$72	$(16)	(22)%
Percentage of total net revenue	2%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense.

The dollar increase of approximately $2,049,000 in general and administrative expense for the year ended December 31, 2021 as compared to the corresponding period in 2020 is comprised of the following major components:

●	Overall decrease in personnel related expense of approximately $417,000 is due to reductions in headcount of various senior management positions changes;

●

Increases in professional services of approximately $679,000 which includes higher legal fees of approximately $93,000, higher Board of Director fees of approximately $70,000, higher auditing fees of approximately $25,000, higher contractor and contract service expenses of approximately $635,000 offset by reductions in patent-related legal and other fees of approximately $115,000, reductions in general corporate expense of $11,000 and lower investor and public relations fees of approximately $18,000;

●

Increase in insurance related expense of approximately $191,000 driven by higher director & officer insurance premiums, increases in licenses, dues and subscription expense of approximately $213,000, increases in travel of approximately $17,000 and increases of approximately $10,000 in other miscellaneous expense offset by reductions in office related costs of approximately $99,000 driven by the sublet of our former San Diego office facility;

●

Recognition of impairment loss on an operating lease right-of-use asset of $333,000; As of December 31, 2021, and through the date of this report, management’s review indicated that there was an impairment of an operating lease right-of-use asset and the Company recorded an impairment loss based on the excess of the carrying amount over the fair value, based on market value when available, or expected future economic benefits to the company from the operating lease right-of-use asset.

●	Increase in financing expense of approximately $829,000; and

●	Increase in stock-based compensation expense related to options and restricted stock units (“RSU’s”) of approximately $293,000.

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

The dollar decrease of approximately $44,000 during the year ended December 31, 2021 as compared to the corresponding period in 2020 is primarily comprised of the following major components:

●	Decrease in personnel related expense of approximately $269,000 driven primarily by headcount reductions;

●

Increase in contractor and contract services of approximately $148,000 resulting from reduced utilization of certain sales consultants of approximately $150,000 offset by higher contract service expense of approximately $298,000;

●	Increase in travel, trade show expense and office related expense of approximately $121,000;

●	Increase in stock-based compensation expense of approximately $234,000; and

●	Decrease in our Mexico sales office expense of approximately $278,000 due to the shutdown of this sales office.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs.

Research and development expense decreased approximately $1,245,000 for the year ended December 31, 2021, as compared to the corresponding period in 2020, due primarily to the following major components:

●	Decrease in personnel related expense of approximately $1,498,000 due to headcount reductions;

●	Increase in contractor fees and contract services of approximately $109,000;

●	Decrease in rent, office related expense and engineering tools and supplies of approximately $61,000; and

●	Increase in stock based-compensation expense of approximately $205,000.

Depreciation and Amortization

During the year ended December 31, 2021, depreciation and amortization expense decreased approximately $16,000 as compared to the corresponding period in 2020. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest (Income) Expense, Net

For the year ended December 31, 2021, we recognized interest income of $0 and interest expense of $2,000. Interest expense for the year ended December 31, 2021 was comprised of approximately $1,000 on our related party notes payable and approximately $1,000 in deferred financing fee amortization on our related party notes payable classified as interest expense. For the year ended December 31, 2020, we recognized interest income of $2,000 and interest expense of $104,000.

Other (Income) Expense, Net

For the year ended December 31, 2021, we recognized other income of approximately $156,000 and other expense of approximately $82,000. The primary components of other income were approximately $131,000 from the write-off of liabilities at amounts less than their carrying value and $25,000 from sublease income. Other expense for the year ended December 31, 2021 is comprised of approximately $82,000 from the write-off of abandoned furniture. For the year ended December 31, 2020, we recognized approximately $2,000 in other expense related to late payment penalty fees.

(Gain) on Change in Fair Value of Derivative Liabilities

For the year ended December 31, 2021, we recognized approximately $18,809,000 from the change in fair value of derivative liabilities arising from the Series D Financing. Such decrease was determined by management using fair value methodologies and is included as non-cash income under the caption “(Gain on change in fair value of derivative liabilities” in our consolidated statement of operations for the year ended December 31, 2021.

For the year ended December 31, 2020, we recognized approximately $369,000 from the decrease of derivative liabilities arising from the consummation of the Series C Financing in September 2019. Such decrease was determined by management using fair value methodologies and is included as non-cash income under the caption “Change in fair value of derivative liabilities” in our consolidated statement of operations for twelve months ended December 31, 2020. Also for the year ended December 31, 2020, we recognized approximately $1,883,000 from the decrease in fair value of derivative liabilities arising from the Series D Financing. Such decrease was determined by management using fair value methodologies and is included as non-cash income under the caption “Change in fair value of derivative liabilities” in our consolidated statement of operations for the year ended December 31, 2020.

(Gain) on Extinguishment of Debt

For the year ended December 31, 2021, we recognized a gain on debt extinguishment from the forgiveness of our PPP Loan. In September 2021, we received notification from the Small Business Administration (“SBA”) that our Paycheck Protection Program (“PPP”) Loan of $1,571,000 was forgiven in its entirety along with accrued unpaid interest of approximately $10,000. Such gain is included in the caption “(Gain) on extinguishment of debt” in our consolidated statement of operations for the year ended December 31, 2021.

Loss on Extinguishment of Derivative Liabilities

For the year ended December 31, 2021, we recognized a net loss on the extinguishment of derivative liabilities of approximately $311,000 pursuant to the conversion of 646 shares of Series D Preferred into Common Stock. Such loss is included in the caption “Loss on extinguishment of derivative liabilities” in our consolidated statement of operations for the year ended December 31, 2021.

Income Tax Expense

During the years ended December 31, 2021 and 2020, we recorded an expense for income taxes of $10,000 and $7,000, respectively. These tax expenses relate to taxes on income generated in certain foreign jurisdictions offset by research and development tax credits generated in certain foreign jurisdictions.

We have incurred consolidated pre-tax losses during the years ended December 31, 2021, and 2020, and have incurred operating losses in all prior periods. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized and has established a full valuation allowance for any tax benefits. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity, Capital Resources and Going Concern

Historically, our principal sources of cash have included proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, and, to a lesser extent, customer payments from the sale of our products. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations. Historically the Company has not been able to generate sufficient net revenue to achieve and sustain positive cash flows from operations, and this condition is currently expected to continue for the foreseeable future. As a result, the Company has been dependent on equity and debt financings to satisfy its working capital requirements and continue as a going concern. Due to the Company’s deteriorating liquidity, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2021 and 2020, we had negative working capital of $8,046,000 and $19,349,000, respectively. Included in our negative working capital as of December 31, 2021 and 2020 are $5,292,000 and $24,128,000, respectively, of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a change of control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At December 31, 2021 the Liquidation Preference Amount totaled $23,216,000. Considering the financings consummated in 2020 and 2021, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements in the near term, and for the next twelve months from the date of this filing. At April 12, 2022, cash on hand approximated $588,000. Based on the Company’s rate of cash consumption during the year ended December 31, 2021 and the first quarter ended March 31, 2022, the Company estimates it will need additional capital in the second quarter of 2022 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses, financial condition, and challenges raising additional capital given the volatile capital markets, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management has instituted several cost cutting measures and has utilized cash proceeds available under the Credit Facility with Nantahala and other lenders, as described below, and under the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), as described below, to satisfy its working capital requirements (“LPC Purchase Agreement”). In addition, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 23, 2021, on August 12, 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions.  Other than the LPC Purchase Agreement with Lincoln Park and our Credit Facility with Nantahala, which are currently restricted in our ability to access additional capital, there are currently no financing arrangements to support our projected cash shortfall. We currently have no other commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern. The consummation of a transaction will involve substantial dilution to the Company’s stockholders.

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

December 2021 Credit Facility

On December 29, 2021 (the “Closing Date”), the Company entered into a Term Loan and Security Agreement (the “Agreement”) with certain funds and separate accounts managed by Nantahala Capital Management, LLC (collectively, “Nantahala”), as lenders, and the other lenders set forth on the signature pages thereto (together with Nantahala, the “Lenders”), pursuant to which the Lenders will provide to the Company a secured term loan credit facility in an aggregate amount of up to $2,500,000 (the “Credit Facility”).  All loans (each a “Loan", and collectively, the “Loans”) under the Credit Facility will bear interest at a rate of 12% for the initial six months after the Closing Date, and at 17% thereafter until the maturity date of 12 months from the Closing Date (the “Maturity Date”).  All amounts borrowed by the Company under the Credit Facility are secured by a first-priority lien on all the assets of the Company.  On the Closing Date, the Company received in initial draw-downs on the Credit Facility of $600,000. As of April 12, 2022, the Company received two subsequent draw-down aggregating $1,050,000. The Company expects to use the proceeds from the Credit Facility for working capital requirements and corporate purposes.

The Company may prepay amounts borrowed under the Credit Facility in whole or in part, at a price equal to 105% of the principal amount borrowed under the Credit Facility (including any interest capitalized thereon).  Upon the occurrence of: (I) any Debt Issuances, Dispositions, or Equity Interests (each as defined in the Agreement), the Company must prepay the Loans in an aggregate amount equal to the lesser of (a) the outstanding principal balance outstanding under the Credit Facility (including any interest capitalized thereon), and (b) 100% of the Net Cash Proceeds (as defined in the Agreement) received thereunder; and (II) a Change of Control (as defined in the Agreement), the Company must prepay the Loans in an aggregate amount equal to the lesser of (y) the outstanding principal balance outstanding under the Credit Facility (including any interest capitalized thereon), and (z) 105% of the Net Cash Proceeds received in connection therewith.

Pursuant to the Agreement, at any time after the Closing Date, each Lender shall have the right, but not the obligation, on mutually agreed upon terms, to exchange each such Lender’s pro rata portion of shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 (“Series D Preferred”) held by such Lender for a mutually agreed upon portion of any subsequent Delayed Draw Loan (as defined in the Agreement) (an “Exchange”). Upon the Company's receipt by a Lender of a notice stating a Lender's intent to participate in an Exchange, the Company is required to offer to all holders of Series D Preferred the opportunity, but not the obligation, to exchange each such holder’s pro rata portion of shares of the Company's Series D Preferred held by such holder for participation in any subsequent Delayed Draw Loan, upon substantially similar terms as those provided in the applicable notice of Exchange by a Lender.

The Agreement contains customary events of default (each an “Event of Default”). If an Event of Default occurs, all amounts due and payable under the Credit Facility shall incur interest at the current rate of interest plus 4%. The Agreement further contains: (i) customary representations, warranties and covenants of the Company, including among others, covenants by the Company regarding title to the Company's Assets, the Company's rights to its intellectual property, the Company's use of the proceeds received thereunder, tax liabilities, and status of the Company's material contracts; and (ii) customary indemnification provisions whereby the Company will indemnify the Lenders for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters.

2021 Lincoln Park Financing

On May 17, 2021 (the “Execution Date”), the Company entered into a purchase agreement, dated as of the Execution Date (the “2021 LPC Purchase Agreement”), and a registration rights agreement, dated as of the Execution Date (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15,100,000 of the Company's Common Stock.

Under the terms and subject to the conditions of the 2021 LPC Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15,100,000 worth of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's sole discretion, over the 24-month period commencing on July 23, 2021, the date that the registration statement covering the resale of shares of Common Stock that have been and may be issued under the 2021 LPC Purchase Agreement, which was filed with the SEC pursuant to the Registration Rights Agreement, and was declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the 2021 LPC Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the “Commencement Date”).

Under the 2021 LPC Purchase Agreement, on any business day over the term of the 2021 LPC Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a “Purchase Notice”) directing Lincoln Park to purchase up to 250,000 shares of Common Stock per business day (“Regular Purchase”), which (i) increases to up to 300,000 shares in the event the price of the Company’s Common Stock is not below $0.10 per share, (ii) increases to 350,000 shares of Common Stock per Business Day in the event the price of the Company’s Common Stock is not below $0.25 per share, and (iii) increases to 500,000 shares in the event the price of the Company’s Common Stock is not below $0.50 per share (in each case, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2021 LPC Purchase Agreement). In each case, Lincoln Park's maximum commitment in any single Regular Purchase may not exceed $500,000. The parties may mutually agree to increase the number of shares to be purchased by Lincoln Park pursuant to any Regular Purchase up to 2,000,000 shares. The 2021 LPC Purchase Agreement provides for a purchase price per Purchase Share (the “Purchase Price”) equal to the lesser of:

●	The lowest sale price of the Company's Common Stock on the purchase date; and

●

The average of the three lowest closing sale prices for the Company's Common Stock during the fifteen consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an “Accelerated Purchase Notice”) directing Lincoln Park to purchase an amount of stock (the “Accelerated Purchase”) equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company's Common Stock traded during all or, if certain trading volume or market price thresholds specified in the 2021 LPC Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the “Accelerated Purchase Measurement Period”), provided that Lincoln Park will not be required to buy shares of Common Stock pursuant to an Accelerated Purchase Notice that was received by Lincoln Park on any business day on which the last closing trade price of the Company's Common Stock on the OTC Markets (or alternative national exchange in accordance with the 2021 LPC Purchase Agreement) is below $0.25 per share. The parties may mutually agree to increase the number of shares to be purchased by Lincoln Park pursuant to any Accelerated Purchase. The purchase price per share of Common Stock for each such Accelerated Purchase will be equal to 95% of the lesser of:

●	The volume weighted average price of the Company's Common Stock during the applicable Accelerated Purchase Measurement Period on the applicable Accelerated Purchase Date; and
●	The closing sale price of the Company's Common Stock on the applicable Accelerated Purchase Date.

The Company may also direct Lincoln Park on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the 2021 LPC Purchase Agreement, to purchase an amount of stock (the “Additional Accelerated Purchase”) equal to up to the lesser of (i) three times the number of shares purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate number of shares of the Company's Common Stock traded during a certain portion of the normal trading hours on the applicable Additional Accelerated Purchase date as determined in accordance with the 2021 LPC Purchase Agreement (such period of time on the applicable Additional Accelerated Purchase date, the “Additional Accelerated Purchase Measurement Period”). The parties may mutually agree to increase the number of shares to be purchased by Lincoln Park pursuant to any Additional Accelerated Purchase. Additional Accelerated Purchases will be equal to 95% of the lower of:

●	The volume weighted average price of the Company's Common Stock during the applicable Additional Accelerated Purchase Measurement Period on the applicable Additional Accelerated Purchase date; and

●	The closing sale price of the Company's Common Stock on the applicable Additional Accelerated Purchase date.

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

The Company has agreed with Lincoln Park that it will not enter into any “variable rate" transactions with any third party for a period defined in the 2021 LPC Purchase Agreement.

The Company issued to Lincoln Park 1,000,000 shares of Common Stock as commitment shares in consideration for entering into the 2021 LPC Purchase Agreement on the Execution Date.

The 2021 LPC Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the 2021 LPC Purchase Agreement at any time, at no cost or penalty, subject to the survival of certain provisions set forth in the 2021 LPC Purchase Agreement. During any “event of default" under the 2021 LPC Purchase Agreement, all of which are outside of Lincoln Park's control, Lincoln Park does not have the right to terminate the 2021 LPC Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the 2021 LPC Purchase Agreement will automatically terminate.

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

The Series D Preferred Stock Financing

On November 12, 2020 and December 23, 2020, the Company consummated private placements of 12,060 shares of its Series D Convertible Preferred Stock, par value $0.01 per share resulting in gross proceeds to the Company of $12.06 million, less fees and expenses. The gross proceeds include approximately $2.2 million in principal amount due and payable under the terms of certain term loans issued by the Company on September 29, 2020 (“Bridge Notes”), which Bridge Notes were converted into Series D Preferred at Closing (the “Conversion”). The issuance of the Series D Preferred was made pursuant to securities purchase agreements, dated September 28, 2020 (the “Purchase Agreement”), by and between the Company and certain accredited investors (the “Purchasers”), for the sale of the Series D Preferred at a purchase price of $1,000 per share of Series D Preferred. The holders of Series D Preferred may voluntarily convert their shares of Series D Preferred into shares of the Company’s Common Stock at any time that is at least ninety days following the issuance date, at the conversion price calculated by dividing the Stated Value by the conversion price of $0.0583 per share of Common Stock, subject to adjustments as set forth in Section 5(e) of the Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock (the “Series D Certificate”). Dividends on shares of Series D Preferred will be paid prior to any junior securities and are to be paid at the rate of 4% of the Stated Value (as defined in the Series D Certificate) per share per annum in the form of shares of Series D Preferred.

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

In connection with the sale of the Series D Preferred, we granted certain registration rights to the Investors with respect to the Conversion Shares and Dividend Shares, pursuant to a Registration Rights Agreement by and among us and the Investors. The registration statement registering the Conversion Shares and Dividend Shares was declared effective by the SEC on February 12, 2021.

Operating Activities

Net cash used in operating activities was approximately $7,737,000 during the year ended December 31, 2021 as compared to $8,009,000 during the year ended December 31, 2020. During the year ended December 31, 2021, net cash used in operating activities consisted of net income of $9,282,000 and an increase in working capital and other assets and liabilities of $589,000. Those amounts in addition to approximately $17,608,000 of non-cash income, including $18,809,000 in income from the change in fair value of derivative liabilities and $1,581,000 in income from the extinguishment of debt offset by $1,528,000 in stock-based compensation, $56,000 in depreciation and amortization, $82,000 in non-cash expense from the disposal of fixed assets, $364,000 in non-cash expense from the write-off of deferred stock issuance costs, $311,000 in non-cash expense from the extinguishment of derivative liabilities, $333,000 from the recognition of an impairment loss of an operating lease right-of -use asset, $50,000 from the write-off of an abandoned patent and $58,000 from the issuance of common stock as compensation in lieu of cash. During the year ended December 31, 2021, we generated cash of $139,000 from decreases in current assets offset by $44,000 from increases in our operating leases right-of-use assets and generated cash of $531,000 through increases in current liabilities and deferred revenue offset by increases of $37,000 in pension liability.

Net cash used in operating activities was $8,009,000 during the year ended December 31, 2020 as compared to $11,267,000 during the year ended December 31, 2019.  During the year ended December 31, 2020, net cash used in operating activities consisted of net loss of $7,253,000 and an increase in working capital and other assets and liabilities of $438,000. Those amounts in addition to approximately $1,194,000 of non-cash income, including $2,252,000 in income from the change in fair value of derivative liabilities offset by $862,000 in stock-based compensation, $72,000 in depreciation and amortization and $124,000 from the application of rent deposits.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was $53,000 as compared to $0 for the corresponding period in 2020. For the year ended December 31, 2021, we used cash of $53,000 to fund capital expenditures of computer hardware.

Financing Activities

Cash generated from financing activities for the year ended December 31, 2021 was approximately $572,000, which consisted of approximately $600,000 received by the Company in the form of a draw-down from its Credit Facility, net of direct financing costs of $77,000 and $100,000 from the sale of 1,000,000 shares of Common Stock for $0.10 per share and used cash of approximately $51,000 for the payment of dividends on our Series B Preferred Stock.

Cash generated from financing activities for the year ended December 31, 2020 was approximately $15,475,000, which consisted of approximately $12,060,000 generated from the sale of 12,060 shares of Series D Preferred. Such amount includes $2,187,000 received by the Company in the form of a Bridge Loan which was converted into shares of Series D Preferred before recognition of approximately $726,000 in cash direct stock issuance costs. We also generated cash of approximately $900,000 from the issuance of related party notes payable and generated cash of $1,571,000 from the issuance of the PPP Loan under the CARES Act. Also in the year ended December 31, 2020, we generated cash of approximately $2,360,000 from the sales of 15,700,000 shares of Common Stock before recognition of approximately $64,000 in direct stock issuance costs. We used cash of approximately $575,000 to repay certain related party notes payable and used cash of approximately $51,000 for the payment of dividends on our Series B Preferred.

Real Property Leases

Our corporate headquarters is located in San Diego, California, where we now occupy approximately 500 square feet of office space at a cost of approximately $2,000 per month. We entered into this facility’s lease in February 2021, with the new lease commencing on March 1, 2021 on a month-to-month basis.

Prior to entering into our current lease agreement in January 2021, and moving our corporate headquarters to a new location, we occupied 8,511 square feet of office space in San Diego, at a cost of approximately $28,000 per month. In January 2021, we entered in a subleasing agreement for our previously occupied corporate headquarters located in San Diego, California. The term of the sublease commenced on April 1, 2021 and expires on April 30, 2025, coterminous with the expiration of the Company’s master lease. Sublease payments due the Company approximate $26,000 per month over the term of the sublease.

Stock-Based Compensation

Stock-based compensation related to equity options and restricted stock has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$29	$15
General and administrative	842	550
Sales and marketing	336	163
Research and development	321	134

Total	$1,528	$862

Off-Balance Sheet Arrangements

At December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

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

We had approximately $111,000 and $23,000 in revenue from sources outside the United States for the years ended December 31, 2021 and 2020, respectively. We made payments in foreign currencies to fund our foreign operations of approximately $894,000 and $1,015,000 for the years ended December 31, 2021 and 2020, respectively. Changes in currency exchange rates affect the relative prices at which we sell our products and purchase goods and services. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. We do not use foreign currency exchange contracts or derivative financial instruments for hedging or speculative purposes. To the extent foreign sales become a more significant part of our business in the future, we may seek to implement strategies which make use of these or other instruments in order to minimize the effects of foreign currency exchange on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures was not effective at the reasonable assurance level as of December 31, 2021. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

During the second quarter of our fiscal year 2021, we identified material weaknesses in our internal control over financial reporting related to our financial statement close process and policies. We did not have adequate review policies and procedures in place to ensure the timely, effective review of the measurement of the fair value of certain derivative liabilities. Additionally, during the fourth quarter of fiscal year 2021, we identified an additional material weakness in our internal control over financial reporting. We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures relating to segregation of duties and controls over the preparation and review of journal entries, account reconciliations and consolidation.

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

●

Establishing additional review procedures through the adding of additional personnel to achieve segregation of duties and performance of review procedures over the preparation and review of journal entries, account reconciliations and consolidation.

These material weaknesses did not result in any restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by us.

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

Our Chief Executive Officer and Principal Financial and Accounting Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2021 our internal control over financial reporting was not effective.

(c) Changes in Internal Controls over Financial Reporting.

The Company’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information regarding each of our directors and executive officers.

Name	Age	Title/Position Held with the Company
Kristin Taylor	54	President, Chief Executive Officer, Director
James M. Demitrieus	73	Director
Douglas Morgan	69	Director
Lauren C. Anderson	64	Director

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

Lauren C. Anderson. Ms. Anderson joined the Company’s Board in February 2021. She is the founder and Chief Executive Officer of LC Anderson International Consulting, founded in 2013. Ms. Anderson, a former Federal Bureau of Investigation (“FBI”) Senior Executive, has a background in high risk, complex, domestic, and international environments and currently serves as an advisor to the U.S. Comptroller General at the Government Accountability Office on international security, intelligence, criminal justice, law enforcement, and women’s leadership. Ms. Anderson also serves as an advisor and special skilled role player for the U.S. Army, and she is an advisor with Stellar Solutions. Ms. Anderson worked in various leadership roles for the FBI from February 1984 until December 2012, and was the FBI Legal Attaché at United States Embassies in France and Morocco from March 2002 through November 2006. Ms. Anderson holds numerous professional awards and certifications, including achievement awards from the Director of National Intelligence, Legal Momentum, LIM College and Muhlenberg College. She is a member of the Council on Foreign Relations, a director emeritus for the Women's Forum of NY, served as a judge for the Women's Safety XPrize and the Stevie Awards, and is a mentor with the Women's Foreign Policy Group and Girl Security. She holds a security clearance and numerous certifications with the United States government. Ms. Anderson has an Honorary Doctorate of Humane Letters, awarded in 2019, by LIM College, New York City, a Bachelor of Arts in Psychology from Muhlenberg College, in Allentown, Pennsylvania, and completed executive programs at each of Harvard Business School, Northwestern University's Kellogg School of Management, Cambridge Judge Business School, and the George C. Marshall European Center for Security Studies in Garmisch, Germany.

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

Board of Directors; Attendance at Meetings

The Board held 19 meetings and acted by unanimous written consent 6 times during the year ended December 31, 2021. Each director attended at least 75% of Board meetings during the year ended December 31, 2021. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders, but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

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

Audit Committee

The Audit Committee provides assistance to the Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Messrs. Demitrieus (Committee Chair), and Morgan, each of whom is a non-management member of our Board. Mr. Demitrieus is also our Audit Committee financial expert, as currently defined under current SEC rules. The Audit Committee met four times during the year ended December 31, 2021.  We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable Nasdaq Stock Market Rules and SEC rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans. The Compensation Committee currently consists of Messrs. Morgan (Committee Chair) and Demitrieus, each of whom is a non-management member of our Board. The Compensation Committee did not meet during the year ended December 31, 2021. All members of the Compensation Committee currently meet the criteria for independence under the applicable Nasdaq Stock Market Rules and SEC rules and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Nominating and Corporate Governance Committee currently consists of all the members of the Board. The Nominating and Corporate Governance Committee did not meet during the year ended December 31, 2021.

Board Leadership Structure

Our Board has discretion to determine whether to separate or combine the roles of Chief Executive Officer and Chair of the Board. Prior to the appointment of Kristin Taylor as President and Chief Executive Officer on March 2, 2020, and during the year ended December 31, 2020, S. James Miller held the roles of both Chief Executive Officer and Chair of the Board since 1996, and our Board believed that at the time, his combined role was advantageous to the Company and its shareholders. Currently, Ms. Taylor serves as both Chief Executive Officer and Chair of the Board as the Board believes, at this time, her combined role is advantageous to the Company and its shareholders.

The Board maintains effective independent oversight through a number of governance practices, including open and direct communication with management, input on meeting agendas, and regular executive sessions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements were complied with in a timely manner other than the below:

●	Kristin Taylor, Chief Executive Officer and Chair of the Board of the Company, filed a Form 4 reporting one late transaction;
●	Douglas Morgan, a director of the Company, filed a Form 4 reporting one late transaction;
●	James Demitrieus, a director of the Company, filed a Form 4 reporting one late transaction; and
●	Lauren C. Anderson, a director of the Company, filed a Form 4 reporting one late transaction.

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

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics policy that applies to our directors and employees (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). The Company intends to promptly disclose (i) the nature of any amendment to this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of this code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.  A copy of our Code of Business Conduct and Ethics can be obtained from our website at http://www.imageware.io.

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

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2021 and 2020 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2021, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)		Option Awards(2)(3)	All Other Compensation		Total

Kristin Taylor (4)	2021	$348,333		$-	$1,080,000	(1)	$-	$21,773	(5)	$1,450,106
Chief Executive Officer and Chair of the Board	2020	$275,000		$-	$-		$-	$11,561	(5)	$286,561

Daniel Dlab	2021	$216,608		$-	$280,000	(1)	$-	$991	(6)	$497,599
Vice President of Engineering	2020	$-		$-	$-		$-	$-		$-

AJ Naddell	2021	$235,417	(8)	$-	$400,000	(1)	$-	$8,838	(7)	$644,255
Senior Vice President, Product Management and Sales	2020	$-		$-	$-		$-	$-		$-

(1)

This amount does not reflect the cash value or realizable value of Restricted Stock Units (“RSUs”) grants to the named executive officer during the year ended December 31, 2021 or 2020. During the year ended December 31, 2021 and 2020, no RSUs vested for the benefit of this named executive officer and therefore no value was realized during the reporting period. The amounts reflect the grant date fair value of the RSUs awarded in the fiscal years ended December 31, 2021 and 2020. There were not RSUs granted to the named executive in 2020.

(2)	All option awards were granted under the Company’s 2020 Plan or the 1999 Plan.

(3)

The amounts presented in this column do not reflect the cash value or realizable value of option grants to the named executive officers during the year ended December 31, 2021 or 2020. During the year ended December 31, 2021 and 2020, no named executive officer exercised an option and therefore no value was realized during the reporting period. The amounts reflect the grant date fair value of the options awarded in the fiscal years ended December 31, 2021 and 2020, respectively, in accordance with the provisions of FASB ASC Topic 718. We have elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. We are required to make various assumptions in the application of the Black-Scholes option-pricing model and have determined that the best measure of expected volatility is based on the historical weekly volatility of our Common Stock. Historical volatility factors utilized in our Black-Scholes computations for options granted during the years ended December 31, 2021 and 2020 ranged from 57% to 99%. We have elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company during the years ended December 31, 2021 and 2020 ranged from 3.33 years to 5.17 years. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2021 and 2020 ranged from 1.37% to 2.58%. Dividend yield is zero, as we do not expect to declare any dividends on shares of our Common Stock in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. We have estimated an annualized forfeiture rate ranging from 5% to 10% for corporate officers, 4.1% to 10% for members of the Board and 15.0% to 25% for all other employees. We review the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

(4)	Ms. Taylor was appointed as the Company’s President and Chief Executive Officer on March 2, 2020, and received no compensation prior to her employment.

(5)	Includes $19,961 and $11,561 paid to Ms. Taylor during fiscal years 2021 and 2020, respectively, in group benefits paid to all employees of the Company and $1,812 in 401(k) contributions.
(6)	Includes $991 paid to Mr. Dlab in group benefits paid to all employees of the Company.
(7)	Includes $7,400 paid to Mr. Naddell during fiscal 2021 in group benefits paid to all employees of the Company and $1,438 in 401(k) contributions.
(8)	Includes $14,659 in deferred salary owed to Mr. Naddell as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the then Named Executive Officers outstanding as of December 31, 2021:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Named Executive Officers (1)

Kristin Taylor	-	-	N/A	N/A	27,000,000	$1,080,000

Dan Dlab	-	-	N/A	N/A	7,000,000	$280,000

AJ Naddell	-	-	N/A	N/A	10,000,000	$400,000

Employment Agreements

Kristin Taylor. On March 2, 2020, we entered into an employment agreement with Ms. Kristin Taylor, the Company’s President and Chief Executive Officer, which agreement was amended March 2, 2021. The agreement initially provided for an annual base salary of $330,000 for a period of 24 months effective April 10, 2020, which was increased to $350,000 effective February 1, 2021 for a period of 48 months from the initial employment agreement date of March 2, 2020. Ms. Taylor’s employment agreement also provides for (i) the grant of a stock option to purchase 27.0 million shares of the Company's Common Stock, which stock option shall vest (a) 10% immediately on the date of the grant; and (b) the remainder over the following three years beginning March 1, 2021; and (ii) an annual bonus equal to 100% of Ms. Taylor's annual salary which bonus and its amount shall be solely at the discretion of the Board. In the event of termination of her employment other than by reason of death or disability, or for cause, the employment agreement is also anticipated to provide Ms. Taylor with certain severance payments, including continuation of her salary for the greater of one year or the remaining term under her employment agreement.

For purposes of the above-referenced agreement, termination for “cause” means the executive’s commission of a criminal act or an act of fraud, embezzlement, breach of trust or other act of gross misconduct; violations of policies or rules of the Company; refusal to follow the direction given by the Company from time to time or breach of any covenant or obligation under the above-referenced agreements or other agreements with the Company; neglect of duty; misappropriation, concealment, or conversion of any money or property of the Company; intentional damage or destruction of property of the Company; reckless conduct which endangers the safety of other persons or property during the course of employment or while on premises leased or owned by the Company; or a breach of any obligation or requirement set forth in the above-referenced agreements. A “change in control” as used in these agreements generally means the occurrence of any of the following events: (i) the acquisition by any person or group of 50% or more of the Company’s outstanding voting stock; (ii) the consummation of a merger, consolidation, reorganization, or similar transaction other than a transaction: (1) in which substantially all of the holders of the Company’s voting stock hold or receive directly or indirectly 50% or more of the voting stock of the resulting entity or a parent company thereof, in substantially the same proportions as their ownership of the Company immediately prior to the transaction, or (2) in which the holders of the Company’s capital stock immediately before such transaction will, immediately after such transaction, hold as a group on a fully diluted basis the ability to elect at least a majority of the directors of the surviving corporation (or a parent company); (iii)  there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of the Company and the Company’s subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of the Company and the Company’s subsidiaries to an entity, 50% or more of the combined voting power of the voting securities of which are owned by the Company’s shareholders in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or (iv)  individuals who, on the date the applicable agreement was adopted by the Board, are directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the directors; provided, however, that if the appointment or election (or nomination for election) of any new director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of the applicable agreement, be considered as a member of the Incumbent Board.

Other than as set forth above, there were no arrangements or understandings between the Company’s Named Executive Officers and any other person pursuant to which they were appointed as officers as of December 31, 2021. None of the Company’s Named Executive Officers as of December 31, 2021 had a family relationship that is required to be disclosed under Item 401(d) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of April 7, 2022, we had three classes of voting stock issued and outstanding: (i) Common Stock; (ii) our Series B Preferred; and (iii) our Series D Preferred. The following tables sets forth information regarding shares of Series B Preferred, Series D Preferred and Common Stock beneficially owned as of April 7, 2022.

The following tables set forth information regarding shares of Series B Preferred, Series D Preferred, and Common Stock beneficially owned as of April 7, 2022 by

(i)	Each of our officers and directors;

(ii)	All officer and directors as a group; and
(iii)	Each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock, Series B Preferred and Series D Preferred.

Percent ownership is calculated based on 239,400 shares of Series B Preferred, 23,216.4 shares of Series D Preferred and 347,275,242 shares Common Stock outstanding as of April 7, 2022.

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

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series D Preferred	Series D Preferred	% Ownership of
Name, Address and Title (if applicable) (1)	Stock (2)	Class (2)
Blackwell Partners LLC (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	2,547.7	10.9%
Nantahala Capital Partners Limited Partnership (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	995.4	4.2%
Nantahala Capital Partners II Limited Partnership (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	2,898.9	12.4%
Nantahala Capital Partners SI LP (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	5,661.9	24.1%
NCP QR LP (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	1,154.5	4.9%
NCP QR LP (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	1,853.9	7.9%
Plum Investments L.P. (4)
1807 S. San Gabriel Blvd.
San Gabriel, CA 91776	1,589.0	6.8%
Silver Creek CS SAV, L.L.C. (3)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	761.6	3.2%

(1)	Each of the Company’s Named Executive Officers and directors who do not hold shares of Series D Preferred are excluded from this table.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(3)

Nantahala Capital Management, LLC is a Registered Investment Adviser and has been delegated the legal power to vote and/or direct the disposition of securities on behalf of these entities as a General Partner or Investment Manager and would be considered the beneficial owner of such securities. The above shall not be deemed to be an admission by the record owners that they are themselves beneficial owners of these shares of Series D Preferred for purposes of Section 13(d) of the Exchange Act or any other purpose.

(4)	Tom Y. Lee, G.P. of Plum Investments L.P., may be deemed to hold voting and dispositive power over the shares identified herein.

Beneficial Ownership of Common Stock
	Number of	Percent of
Name and Address	Shares (1)	Class(2)
Directors and Named Executive Officers:
Kristin Taylor, President and Chief Executive Officer	-	-
James M. Demitrieus	-	-
Douglas Morgan	-	-
Lauren C. Anderson	-	-
Total beneficial ownership of Directors and Named Executive Officers as a group (four persons):	-	-

5% Shareholders:
Blackwell Partners LLC (3)(4) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	43,699,828	12.6%
Nantahala Capital Partners Limited Partnership (4)(5) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	17,073,756	4.9%
Nantahala Capital Partners II Limited Partnership (4)(6) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	49,723,842	14.3%
Nantahala Capital Partners SI LP (4)(7) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	97,116,638	28.0%
NCP QR LP (4)(8) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	19,802,744	5.7%
NCP QR LP (4)(9)
c/o Nantahala Capital Management, LLC
19 Old Kings Highway South, Suite 200
Darien, CT 06820	31,799,811	9.2%
Neal Goldman (10) 767 Third Avenue, 16th Floor New York, NY10017	68,327,334	19.7%
Plum Investments (11) 1807 S. San Gabriel Blvd. San Gabriel, CA 91776	27,255,575	7.8%
Silver Creek CS, SAV, L.L.C (8)(12) c/o Nantahala Capital Management, LLC 19 Old Kings Highway South, Suite 200 Darien, CT 06820	13,063,465	3.8%
W Ryan Goldman (13) 570 Lawrence Ave Westfield, NJ. 07060	18,078,902	5.2%
Shellback Financial (17) 16045 54th Ave N Minneapolis, MN. 55446	18,198,971	5.2%

(1)

All entries exclude beneficial ownership of shares issuable pursuant to options, warrants, or other convertible securities that have not vested, are not convertible, or that are not otherwise exercisable as of the date hereof, or which will not become vested, convertible or exercisable within 60 days of April 7, 2022.

(2)

Percentages are rounded to the nearest one-tenth of one percent. Percentages are based on 347,275,242 shares of Common Stock outstanding as of April 7, 2022. Options, warrants, and other convertible securities that are presently convertible or exercisable, or convertible or exercisable within 60 days of April 7, 2022 are deemed to be beneficially owned by the shareholder holding the options, warrants, or other convertible securities for the purpose of computing the percentage ownership of that shareholder, but are not treated as outstanding for the purpose of computing the percentage of any other shareholder.

(3)	Includes 43,698,828 shares issuable upon the conversion of approximately 2,547.7 shares of Series D Preferred.

(4)

Nantahala Capital Management, LLC is a Registered Investment Adviser and has been delegated the legal power to vote and/or direct the disposition of securities on behalf of this entity as a General Partner or Investment Manager and would be considered the beneficial owner of such securities. Wilmot B. Harkley and Daniel Mack, as principals of Nantahala Capital Management, LLC, may be deemed to hold voting and dispositive power over the shares identified herein. The above shall not be deemed to be an admission by the record owners or these selling shareholders that they are themselves beneficial owners of these shares of securities for purposes of Section 13(d) of the Exchange Act or any other purpose.

(5)	Includes 17,073,756 shares issuable upon the conversion of approximately 995.4 shares of Series D Preferred.

(6)	Includes 49,723,842 shares issuable upon the conversion of approximately 2,898.9 shares of Series D Preferred.

(7)	Includes 97,116,638 shares issuable upon the conversion of approximately 5,661.9 shares of Series D Preferred.

(8)	Includes 19,802,744 shares issuable upon the conversion of approximately 1,154.5 shares of Series D Preferred.
(9)	Includes 31,799,313 shares issuable upon the conversion of approximately 1,853.9 shares of Series D Preferred.

(10)	Includes 4,264,151 shares issuable upon the conversion of Series D Preferred. Mr. Goldman exercises sole voting and dispositive power over 49,554,406 shares, including the aforementioned Series D conversion shares and shared voting and dispositive power over 14,508,777 reported shares, of which 3,000,000 shares are owned by the Goldman Family 2012 GST Trust, 11,361,077 are held in an individual retirement account, and 147,700 shares are owned by The Neal and Marlene Goldman Foundation.

(11)

Includes 27,255,575 shares issuable upon the conversion of 1,589 shares of Series D Preferred. Tom Y. Lee, G.P. of Plum Investments L.P., may be deemed to hold voting and dispositive power over the shares identified herein.

(12)	Includes 13,063,465 shares issuable upon the conversion of approximately 761.6 shares of Series D Preferred.

(13)	Includes 18,078,902 shares issuable upon the conversion of approximately 1,054 shares of Series D Preferred.

(14)	Includes 18,198,971 shares issuable upon the conversion of approximately 1,061 shares of Series D Preferred.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

December 2021 Credit Facility with Nantahala Capital Management

On December 29, 2021 (the “Closing Date”), the Company entered into a Term Loan and Security Agreement (the “Agreement”) with certain funds and separate accounts managed by Nantahala Capital Management, LLC (collectively, “Nantahala”), as lenders, and other lenders set forth on the signature pages thereto (together with Nantahala, the “Lenders”), pursuant to which the Lenders will provide to the Company a secured term loan credit facility in an aggregate amount of up to $2.5 million (the “Credit Facility”).  Nantahala collectively owns, or otherwise controls, 37.3% of our issued and outstanding voting securities.

All loans (each a “Loan", and collectively, the “Loans”) under the Credit Facility will bear interest at a rate of 12% for the initial six months after the Closing Date, and at 17% thereafter until the maturity date of 12 months from the Closing Date (the “Maturity Date”).  All amounts borrowed by the Company under the Credit Facility are secured by a first-priority lien on all the assets of the Company.  On the Closing Date, the Company received an initial draw-down on the Credit Facility of $600,000.  As of April 12, 2022, the Company received two subsequent draw-downs aggregating $1,050,000 under the Credit Facility. The Company expects to use the proceeds from the Credit Facility for working capital requirements and corporate purposes.

The Company may prepay amounts borrowed under the Credit Facility in whole or in part, at a price equal to 105% of the principal amount borrowed under the Credit Facility (including any interest capitalized thereon), subject to additional prepayment terms pursuant to the Agreement, a copy of which is filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2022. In addition, pursuant to the Agreement, at any time after the Closing Date, each Lender shall have the right, but not the obligation, on mutually agreed upon terms, to exchange each such Lender’s pro rata portion of shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 (“Series D Preferred”) held by such Lender for a mutually agreed upon portion of any subsequent Delayed Draw Loan (as defined in the Agreement) (an “Exchange”). Upon the Company's receipt by a Lender of a notice stating a Lender's intent to participate in an Exchange, the Company is required to offer to all holders of Series D Preferred the opportunity, but not the obligation, to exchange each such holder’s pro rata portion of shares of the Company's Series D Preferred held by such holder for participation in any subsequent Delayed Draw Loan, upon substantially similar terms as those provided in the applicable notice of Exchange by a Lender.

Notes Payable

Factoring Agreement

On February 12, 2020, the Company entered into a factoring agreement (the “Factoring Agreement”) with a former member of the Company’s Board of Directors (the “Factoring Lender”). Under the Factoring Agreement, the Company received $350,000 in proceeds (the “Factoring Principal”) in the form of a loan, bearing interest at a rate of 1% for every seven days until the Factoring Principal and accrued interest are paid in full, with a maturity date of March 4, 2020. Pursuant to the Factoring Agreement, repayment of the Factoring Principal and accrued interest was secured by certain of the Company’s trade accounts receivable approximating $500,000 (the “Factoring Collateral”). During the twelve months ended December 31, 2020, the Company recorded approximately $45,000 in interest expense related to the Factoring Agreement. In May 2020, the Company repaid $35,000 in accrued interest to the Factoring Lender. As a condition to the consummation of the Company's offer and sale (the “Closing”) of shares of its Series D Convertible Preferred Stock, par value $0.01 (the “Series D Financing”), the Factoring Lender agreed to settle the entire Factoring Principal plus accrued interest and release the Company from liabilities due under the Factoring Agreement in exchange for a one-time payment of $360,000 (the “Factoring Settlement”) to be made upon the Closing, and out of the proceeds, of the Series D Financing. On November 16, 2020, the Company fulfilled its obligation under the Factoring Settlement, thereby releasing it from its obligation under the Factoring Agreement.

Convertible Promissory Notes

During the year ended December 31, 2020, the Company received advances from a second former member of the Board of Directors (the “Board Lender”) in the aggregate amount of $450,000. On June 29, 2020, the Company executed a promissory note (the “Board Note”) in the favor of the Board Lender in the principal amount of $450,000 (the “Board Note Principal”), pursuant to which the Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company's Common Stock at $0.16 per share of Common Stock at the election of the Board Lender. The Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3,000,000.

Also during the year ended December 31, 2020, the Company received advances from a third former member of the Board of Directors (the “Second Board Lender”) in the aggregate amount of $100,000. On June 29, 2020, the Company executed a promissory note (the “Second Board Note", and collectively with the Board Note, the “Board Notes”) in the principal amounts of $100,000 (the “Second Board Note Principal”), pursuant to which the Second Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company’s Common Stock at $0.16 per share of Common Stock at the election of the Second Board Lender. The Second Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3,000,000.

On November 12, 2020, in connection with the Closing of the Series D Financing, the Board Lenders entered into (i) Debt Exchange Agreements (collectively, the “Debt Exchange Agreements”), and (ii) Satisfaction and Release Agreements (collectively, the “Release Agreements”), for the purpose of satisfying certain obligations of the Company arising under (i) the Board Note, and (ii) the Second Board Note. Pursuant to the Debt Exchange Agreements and Release Agreements: (a) one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000 was converted into 231.6 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, with the remaining one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000, to be paid to the Board Lender in cash out of proceeds of the Series D Financing, in full satisfaction of the Company's obligations under the Board Note; and (b) the entire Second Board Note Principal plus accrued interest, totaling approximately $103,000, was converted into 102.8 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, in full satisfaction of the Company's obligations under the Second Board Note.

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

The Audit Committee of Imageware Systems, Inc.’s Board of Directors has engaged Baker Tilly US, LLP (“Baker Tilly”) as the independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ended December 31, 2021. The Audit Committee regularly reviews and determines whether any non-audit services provided by Baker Tilly potentially affects its independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Baker Tilly. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval. To date, all services performed by Baker Tilly have been pre-approved by the Audit Committee in accordance with this policy.

On June 20, 2021, the Board of Directors of Imageware Systems, Inc., notified Mayer Hoffman McCann P.C. (“MHM”), the Company’s independent registered public accounting firm, that it would be dismissing MHM effective immediately following the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ending June 30, 2021. Prior to June 20, 2021, the Audit Committee had engaged Mayer Hoffman McCann P.C. (“MHM”) as the independent registered public accounting firm for the Company.  The Company filed its Quarterly Report on Form 10-Q for the quarter ending June 30, 2021 on August 23, 2021.

On October 13, 2021, the Board of Directors of Imageware Systems, Inc. approved the engagement of Baker Tilly as the Company's independent registered public accounting firm for the Company's fiscal year ended December 31, 2021.

During the fiscal year ended December 31, 2020 and the subsequent interim period through August 23, 2021, there were (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between the Company and MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, of which, if not resolved to MHM’s satisfaction, would have caused MHM to make reference thereto in their reports, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Substantially all of MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

The following table sets forth the aggregate fees billed, or expected to be billed, by Baker Tilly with respect to audit and non-audit services for the Company during the year ended December 31, 2021, and the aggregate fees billed by MHM with respect to audit and non-audit services for the Company during the year ended December 31, 2020, and the subsequent interim periods in 2021 before the change in auditors became effective:

	Fiscal Year Ended
	2021	2021	2020
	Baker Tilley	MHM	MHM
Audit fees	$102,600	$187,000	$291,000

Audit-related fees	-	-	-

Tax fees	-	-	-

All other fees	-	-	-

Total Fees	$102,600	$187,000	$291,000

The Audit Committee of the Company’s Board of Directors approved all fees described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 27, 2005 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.1	Certificate of Incorporation (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 15, 2005).
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 14, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed February 16, 2017).
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

3.18

Amended and Restated Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock of Imageware Systems, Inc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 30, 2020).

3.19

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Imageware Systems, Inc., dated April 21, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated April 26, 2021).

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

10.62	Letter Agreement, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 8, 2021).
10.63

Purchase Agreement, by and between Imageware Systems, Inc. and Lincoln Park Capital Fund, LLC, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 21, 2021).

10.64

Registration Rights Agreement, by and between Imageware Systems, Inc. and Lincoln Park Capital Fund, LLC, dated May 17, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 21, 2021).

10.65

Amended and Restated Employment Agreement, by and between Kristin Taylor and the Company, dated June 4, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 8, 2021).

10.66

Amendment to the Imageware Systems, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 5, 2021).

10.67

Loan and Security Agreement, dated December 29, 2021, among Imageware Systems, Inc., and certain funds and separate accounts managed by Nantahala Capital Management, LLC, and the other lenders set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 4, 2022).

21.1	List of Subsidiaries (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 24, 2010).
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 14, 2022	Imageware Systems, Inc. /s/ Kristin Taylor
Kristin Taylor
Chief Executive Officer (Principal Executive Officer) and President

Date: April 14, 2022	/s/ Jeffrey Hotze
Corporate Controller (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 14, 2022	/s/ James Demitrieus
James Demitrieus
Director

Date: April 14, 2022	/s/ Douglas Morgan
Douglas Morgan
Director

Date: April 14, 2022	/s/ Lauren C. Anderson
Lauren C. Anderson
Director

IMAGEWARE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Imageware Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Imageware Systems, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders' deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Other Matter

The consolidated financial statements of the Company, as of and for the year ended December 31, 2020, were audited by other auditors, whose report dated April 2, 2021, expressed an unmodified opinion on those statements.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Preferred Shares

Critical Audit Matter Description:

As described in Note 13 to the consolidated financial statements, the Company has previously issued Series D Convertible Preferred Stock which required the identification and assessment of the embedded features to be recognized separately and recorded at fair value. The Company determined that the embedded conversion option, redemption option and participating dividend feature contained in the Series D Convertible Preferred Stock were required to be recognized separately as derivative liabilities at fair value. The determination of fair value involved using complex valuation methodologies and significant assumptions including the expected volatility of the Company’s common stock and the probability of certain conditions or events occurring.

We identified auditing the Company’s evaluation of the accounting for the embedded features included in the Series D Convertible Preferred Stock, specifically the methods and assumptions used to estimate the fair value of the derivative liability as a critical audit matter.

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included:

●	Obtaining and reviewing the underlying Series D Convertible Preferred Stock agreements to understand the terms and conditions, economic substance, and identify embedded features requiring evaluation.

●

Obtaining an understanding of management’s process for developing the estimated fair value of the embedded features, including evaluation of the appropriateness of the method selected by the Company, identifying the significant assumptions used to determine the fair value estimate, and the application of those assumptions in the related method.

●

Testing the data and significant assumptions used in developing the fair value estimate, including procedures to determine whether the data was complete and accurate and sufficiently precise and whether management’s estimation of the probability of whether certain conditions or events were reasonable as of each valuation date.

●

Utilizing a valuation specialist assisting in evaluating the reasonableness of the valuation methodology used, and the underlying assumptions including the forecasted volatility of the Company’s common stock price to its historical volatility.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2021.

Irvine, California
April 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Imageware Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Imageware Systems, Inc. (“Company”) as of December 31, 2020, and the related consolidated  statements of operations, comprehensive loss, shareholders’ deficit and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Mayer Hoffman McCann P.C.

We served as the Company's auditor from 2011 to 2021.

San Diego, California

April 2, 2021

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,202	$8,345
Accounts receivable, net of allowance for doubtful accounts of $25 and $5 at December 31, 2021 and 2020, respectively.	383	577
Inventory, net	25	40
Other current assets	215	196
Total Current Assets	1,825	9,158

Property and equipment, net	79	155
Other assets	149	458
Operating lease right-of-use assets	847	1,557
Intangible assets, net of accumulated amortization	—	58
Goodwill	3,416	3,416
Total Assets	$6,316	$14,802

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$837	$1,007
Deferred revenue	1,204	903
Accrued expense	1,518	1,130
Operating lease liabilities, current portion	496	421
Derivative liabilities	5,292	24,128
Note payable, current portion	524	918
Total Current Liabilities	9,871	28,507

Other long-term liabilities	—	65
Note payable, net of current portion	—	653
Operating lease liabilities, net of current portion	802	1,297
Pension obligation	1,976	2,531
Total Liabilities	12,649	33,053

Mezzanine Equity:
Series D Convertible Redeemable Preferred Stock, $0.01 par value, designated 26,000 shares, 23,862 shares issued and 23,216 and 22,863 shares outstanding at December 31, 2021 and December 31, 2020, respectively; liquidation preference $23,216 and $22,863 at December 31, 2021 and 2020, respectively.	8,759	1,572

Shareholders’ Deficit:
Preferred stock, authorized 5,000,000 shares:
Series A Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and 0 and 14,911 shares outstanding at December 31, 2021 and 2020, respectively; liquidation preference $0 and $14,911at December 31, 2021 and 2020, respectively.	—	—
Series A-1 Convertible Redeemable Preferred Stock, $0.01 par value; designated 38,000 shares, 37,467 shares issued and 0 and 14,782 shares outstanding at December 31, 2021 and 2020, respectively; liquidation preference $0 and $14,782 at December 31, 2021 and 2020, respectively.	—	—
Series B Convertible Redeemable Preferred Stock, $0.01 par value; designated 750,000 shares, 389,400 shares issued and 239,400 shares outstanding at December 31, 2021 and 2020, respectively; liquidation preference $607 at December 31, 2021 and 2020, respectively.	2	2
Common Stock, $0.01 par value, 2,000,000,000 shares authorized; 347,240,045 and 180,096,317 shares issued at December 31, 2021 and 2020, respectively, and 347,233,341 shares and 180,089,613 shares outstanding at December 31, 2021 and 2020, respectively.	3,471	1,801
Additional paid-in capital	187,148	193,652
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,396)	(1,989)
Accumulated deficit	(204,253)	(213,225)
Total Shareholders’ Deficit	(15,092)	(19,823)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$6,316	$14,802

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Product	$854	$2,231
Maintenance	2,618	2,554
	3,472	4,785
Cost of revenue:
Product	322	800
Maintenance	346	448
Gross profit	2,804	3,537

Operating expense:
General and administrative	6,151	4,102
Sales and marketing	2,892	2,936
Research and development	4,461	5,706
Depreciation and amortization	56	72
	13,560	12,816
Loss from operations	(10,756)	(9,279)

Interest expense, net	2	102
(Gain) on change in fair value of derivative liabilities	(18,809)	(2,252)
(Gain) on extinguishment of debt	(1,581)	—
Loss on extinguishment of derivative liabilities, net	311	—
Other components of net periodic pension expense	103	115
Other (income) expense, net	(74)	2
Income (loss) before income taxes	9,292	(7,246)

Income tax expense	10	7
Net income (loss)	$9,282	$(7,253)
Preferred dividends, deemed dividends and accretion	(8,116)	(3,695)
Net income (loss) available to common shareholders	$1,166	$(10,948)

Basic income (loss) per common share — see Note 2:
Basic income (loss) per share available to common shareholders	$0.00	$(0.08)
Basic weighted-average shares outstanding	312,119,417	133,346,309
Diluted income (loss) per common share — see Note 2:
Diluted income (loss) per share available to common shareholders	$0.00	$(0.08)
Diluted weighted-average shares outstanding	320,656,728	133,346,309

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2021	2020

Net income (loss)	$9,282	$(7,253)
Other comprehensive income (loss):
Decrease (increase) in additional minimum pension liability	518	(97)
Foreign currency translation adjustment	75	(151)
Comprehensive income (loss)	$9,875	$(7,501)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Series A		Series A-1		Series B
	Convertible,		Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2020	14,911	$-	14,782	$-	239,400	$2	180,096,317	$1,801	(6,704)	$(64)	$193,652	$(1,989)	$(213,225)	$(19,823)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(6,806)	-	-	(6,806)
Stock-based compensation expense - options	-	-	-	-	-	-	-	-	-	-	1,494	-	-	1,494
Stock-based compensation expense - RSUs	-	-	-	-	-	-	902,630	9	-	-	(1)	-	-	8
Stock-based compensation expense - warrants	-	-	-	-	-	-	-	-	-	-	26	-	-	26
Issuance of Common Stock for cash	-	-	-	-	-	-	1,000,000	10	-	-	90	-	-	100
Issuance of Common Stock as issuance costs for equity line of credit	-	-	-	-	-	-	1,000,000	10	-	-	60	-	-	70
Issuance of common stock in lieu of cash	-	-	-	-	-	-	921,218	9	-	-	49	-	-	58
Issuance of common stock pursuant to warrant exercise	-	-	-	-	-	-	400	0	-	-	-	-	-	0
Conversion of Series A Preferred to Common Stock	(14,911)	(0)	-	-	-	-	74,562,000	746	-	-	(745)	-	-	(0)
Conversion of Series A-1 Preferred to Common Stock	-	-	(14,782)	(0)	-	-	73,910,000	739	-	-	(739)	-	-	0
Conversion of Series D Preferred to Common Stock	-	-	-	-	-	-	11,149,123	110	-	-	851	-	(5)	956
Recission of common shares	-	-	-	-	-	-	(2,817)	(0)	-	-	0	-	-	-
Dividends on Series A preferred stock, $(249.92)/share	-	-	-	-	-	-	1,911,587	19	-	-	113	-	(132)	(0)
Dividends on Series A-1 preferred stock, $(228.18)/share	-	-	-	-	-	-	1,789,587	18	-	-	104	-	(122)	0
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(51)	(51)
Dividends on Series D Preferred stock, $(342.16)/share	-	-	-	-	-	-	-	-	-	-	(999)	-	-	(999)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	75	-	75
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	518	-	518
Net income	-	-	-	-	-	-	-	-	-	-	-	-	9,282	9,282
Balance at December 31, 2021	-	$-	-	$-	239,400	$2	347,240,045	$3,471	(6,704)	$(64)	$187,148	$(1,396)	$(204,253)	$(15,092)

	Series A		Series A-1		Series B
	Convertible,		Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2019	37,467	$-	-	$-	239,400	$2	113,353,176	$1,133	(6,704)	$(64)	$195,079	$(1,741)	$(203,171)	$(8,762)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(2,688)	-	-	(2,688)
Issuance of common stock net of financing costs	-	-	-	-	-	-	15,700,000	157	-	-	2,103	-	-	2,260
Stock-based compensation expense	-	-	-	-	-	-	1,883,248	19	-	-	843	-	-	862
Issuance of common stock for financing facility	-	-		-	-	-	2,500,000	25	-	-	375	-	-	400
Modification of Series A Preferred Stock from issuance of Series A-1 Preferred Stock	(18,828)	-	18,828	-	-	-	-	-	-	-	1,849	-	-	1,849
Conversion of Series A Preferred to Common Stock	(3,728)	-					18,640,000	186			(186)			-
Conversion of Series A-1 Preferred to Common Stock	-	-	(4,046)	-			19,016,452	190			(190)			-
Dividends on Series B preferred stock, $(0.11)/share	-	-		-	-	-	-	-	-	-	-	-	(51)	(51)
Additional minimum pension liability	-	-	-	-	-	-	-	-	-	-	-	(97)	-	(97)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(151)	-	(151)
Dividends on Series A preferred stock, $(25.01)/share	-	-	-	-	-	-	1,388,876	14	-	-	104	-	(1,967)	(1,849)
Dividends on Series A-1 preferred stock, $(25.01)/share	-	-	-	-	-	-	1,159,416	12	-	-	81	-	(93)	-
Dividends on Series C preferred stock, $(250.00)/share	-	-	-	-	-	-	6,455,149	65	-	-	625	-	(690)	-
Dividends on Series D preferred stock, $(45.70)/share	-	-	-	-	-	-	-	-	-	-	(142)	-	-	(142)
Deemed dividend from issuance of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	(4,201)	-	-	(4,201)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,253)	(7,253)
Balance at December 31, 2020	14,911	$-	14,782	$-	239,400	$2	180,096,317	$1,801	(6,704)	$(64)	$193,652	$(1,989)	$(213,225)	$(19,823)

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
Cash flows from operating activities	2021	2020
Net income (loss)	$9,282	$(7,253)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	56	72
Loss on disposal of fixed assets	82	—
Loss on abandonment of patents	50	—
Loss on extinguishment of derivative liabilities	311	—
Deferred stock issuance costs	364
Stock-based compensation	1,528	862
Stock issued in lieu of cash as compensation for services	58	—
Application of rent deposit in lieu of cash payments	—	124
Gain on extinguishment of debt	(1,581)
Gain from change in fair value of derivative liabilities	(18,809)	(2,252)
Impairment loss on lease abandonment	333	—
Change in assets and liabilities
Accounts receivable	194	81
Inventory	14	576
Other assets	(69)	33
Operating lease right-of-use assets	(44)	(20)
Accounts payable	(170)	491
Accrued expense	401	(175)
Deferred revenue	300	(726)
Pension obligation	(37)	178
Total adjustments	(17,019)	(756)

Net cash used by operating activities	(7,737)	(8,009)

Cash flows from investing activities
Purchase of property and equipment	(53)	—
Net cash used by investing activities	(53)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net	100	2,296
Proceeds from issuance of notes payable, net	523	4,658
Repayment of notes payable	—	(575)
Proceeds from issuance of preferred stock, net of issuance costs	—	9,147
Dividends paid to preferred stockholders	(51)	(51)

Net cash provided by financing activities	572	15,475

Effect of exchange rate changes on cash and cash equivalents	75	(151)
Net (decrease) increase in cash and cash equivalents	(7,143)	7,315
Cash and cash equivalents at beginning of year	8,345	1,030
Cash and cash equivalents at end of year	$1,202	$8,345
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$52
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Issuance of common stock for financing facility	$70	$400
Stock dividends on Series A Convertible Redeemable Preferred Stock	$132	$1,849
Stock dividends on Series A-1 Convertible Redeemable Preferred Stock	$122	$93
Stock dividends on Series C Convertible Redeemable Preferred Stock	$—	$690
Stock dividends on Series D Convertible Redeemable Preferred Stock	$999	$142
Conversion of Series A Convertible Redeemable Preferred Stock into Common Stock	$745	$190
Conversion of Series A-1 Convertible Redeemable Preferred Stock into Common Stock	$739	$186
Conversion of bridge loan into Series D Convertible Redeemable Preferred Stock	$—	$2,187
Conversion of related party notes payable and accrued interest into Series D Convertible Redeemable Preferred Stock	$—	$334
Recognition of derivative liabilities on preferred stock issuance	$557	$26,011
Deemed dividend from holder on preferred stock extinguishment and modification	$—	$6,136
Exchange of Series C Convertible Redeemable Preferred Stock for Series D Convertible Redeemable Preferred Stock	$—	$10,000
Accretion of discount on Series C Convertible Redeemable Preferred Stock	$—	$1,116
Accretion of discount on Series D Convertible Redeemable Preferred Stock	$6,806	$1,572
Reduction in additional minimum pension liability	$518	$97

The accompanying notes are an integral part of these consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1.  DESCRIPTION OF BUSINESS AND OPERATIONS

Overview

As used in this Report, “we”, “us”, “our”, “Imageware”, “Imageware Systems” or the “Company” refers to Imageware Systems, Inc. and all of its subsidiaries. Imageware Systems, Inc. is incorporated in the state of Delaware. The Company is a pioneer and leader in the emerging market for biometrically enabled software-based identity management solutions. Using those human characteristics that are unique to us all, the Company creates software that provides a highly reliable indication of a person’s identity. The Company’s “flagship” product is our patented Biometric Engine®. The Company’s products are used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. The Company’s products also provide law enforcement with integrated mug shot, fingerprint LiveScan and investigative capabilities. The Company also provides comprehensive authentication security software using biometrics to secure physical and logical access to facilities or computer networks or internet sites. Biometric technology is now an integral part of all markets the Company addresses, and all the products are integrated into our Biometric Engine.

Liquidity, Going Concern and Management’s Plans

At December 31, 2021 and 2020, we had negative working capital of $8,046,000 and $19,349,000, respectively. Included in our negative working capital as of December 31, 2021 are $5,292,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a change of control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the liquidation preference of the Series D. At December 31, 2021 the liquidation preference totaled $23,216,000.

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

To address our working capital requirements, management has instituted several cost cutting measures and has utilized cash proceeds available under the credit facility with certain funds and separate accounts managed by Nantahala Capital Management, LLC and other lenders (collectively, the “Lenders”), and under the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to satisfy its working capital requirements (“LPC Purchase Agreement”).

During 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions.  In the event the Company is unable to consummate one or more of the above transactions,  the Company will not be able to continue as a going concern. The Company continues to evaluate indications of interest as well as options to address its projected working capital requirements, and those discussions are ongoing, including with the Company’s largest shareholder with whom the Company has entered a Term Loan and Security Agreement to provide up to $2,500,000 (the “LOC”). As of April 14, 2022 approximately $763,000 remains available under the LOC in such shareholder’s discretion.

To date the Board of Directors (“Board”) has not entered into any financing or other arrangements, other than the LOC, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities or entering into any other transaction that addresses our ability to continue as a going concern.   The consummation of a transaction will likely involve substantial dilution to the Company’s stockholders and may result in the loss of your entire investment.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, assumptions used in the Black-Scholes model to calculate the fair value of share-based payments, fair value of Series D Preferred and financial instruments issued with and affected by the Series D Preferred Financing (defined below), fair value of financial instruments with and affected by the Series C Preferred (defined below), fair value of Series A Preferred (defined below), fair value of Series A-1 Preferred (defined below), assumptions used in the application of revenue recognition policies, assumptions used in the derivation of the Company’s incremental borrowing rate used in the computation of the Company’s operating lease liabilities, the determination of impairment of long-lived assets and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

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

Contract costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At December 31, 2021 and 2020, we had recorded approximately $0 and $65,000, respectively in contract costs relating to capitalized commissions. During the year ended December 31, 2021 and 2020, we recognized approximately $65,000 and $53,000, respectively, of capitalized contract costs as expense. Such expense is included as a component of operating expense and is included under the caption “Sales and marketing” in our consolidated statement of operations for the years ended December 31, 2021 and 2020. We recorded no additional capitalized contract costs in the year ended December 31, 2021. We recognized approximately $438,000 of revenue during the year ended December 31, 2021 that was related to contract costs at the beginning of the period.

Other items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The following table sets forth our disaggregated revenue for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
Net Revenue	2021	2020
(dollars in thousands)

Software and royalties	$383	$872
Hardware and consumables	290	84
Services	181	1,275
Maintenance	2,618	2,554
Total net revenue	$3,472	$4,785

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expense, and deferred revenue, the carrying amounts approximate fair value due to their relatively short maturities.

Lease Liabilities and Operating Lease Right-of-Use Assets

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under  ASC 842. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5%. The Company has utilized the practical expedient regarding lease and nonlease components and has combined such items into a single combined component. The Company has also utilized the practical expedient regarding leases of twelve months or less and has excluded such leases from its computation of lease liability and related right-of-use assets. The Company has also elected the optional transition package of practical expedients which include:

A package of practical expedient to not reassess:

●	Whether a contract is or contains a lease

●	Lease classification

●	Initial direct costs

The Company evaluates its operating lease right-of-use assets for impairment. As of December 31, 2021, and through the date of this report, management’s review indicated that there was an impairment of an operating lease right-of-use asset and the Company recorded an impairment loss of approximately $333,000. Impairment is based on the excess of the carrying amount over the fair value, based on market value when available, or expected future economic benefits to the company from the operating lease right-of-use asset and is recorded in the period in which the determination is made. Such amount is included in the Company’s Consolidated Statement of Operations for the year ended December31, 2021 under the caption “General and administrative” expense.

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual simplified impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management, which at December 31, 2021, had a negative carrying amount of approximately $15,092,000. Based on the results of the Company’s impairment testing, the Company determined that its goodwill was not impaired as of December 31, 2021 and December 31, 2020.

Intangible and Long-Lived Assets

Intangible assets are carried at their cost less any accumulated amortization.  Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of December 31, 2021, and through the date of this Annual Report, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Derivative Liabilities

The Company accounts for its derivative instruments under the provisions of ASC Topic 815, Derivatives and Hedging (“ASC 815”). Under the provisions of ASC 815, the Company identified embedded features within the Series D Preferred host contract that qualify as derivative instruments and require bifurcation.

On November 20, 2020, the Company consummated the Series D Financing, resulting in the sale of 11,560 shares of its Series D Preferred. The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series D Preferred host instrument required bifurcation. The Company valued the bifurcatable features at fair value. Such liabilities aggregated approximately $26,011,000 at the November 20, 2020 inception date and are classified as current liabilities on the Company’s consolidated balance sheets under the caption “Derivative liabilities”. The excess of the derivative fair value over the carrying amount of the Series D Preferred was recorded as a deemed dividend of approximately $4,201,000. The Series D Preferred financing was approved by the Company’s Board of Directors to provide for an immediate need of capital, to allow the Company to continue as a going concern and to execute the Company’s business plan after consultation with several of the Company’s largest shareholders and a review of financing alternatives. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss. The change in fair value of such amounts are recorded in the caption “Change in fair value of derivative liabilities” in the Company’s consolidated statements of operations. For the year ended December 31, 2021, the Company recorded a decrease to its derivative liabilities using fair value methodologies of approximately $18,809,000 related to Series D embedded derivatives. As a result of this decrease, such liabilities aggregated approximately $5,292,000 at December 31, 2021.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high quality financial institutions and at times during the years ended December 31, 2021 and 2020, exceeded the FDIC insurance limits of $250,000. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $25,000 and $5,000 at December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, three customers accounted for approximately 51% or $1,787,000 of total revenue and had trade receivables of approximately $172,000 as of the end of the year.  For the year ended December 31, 2020, two customers accounted for approximately 61% or $2,921,000 of total revenue and had trade receivables of approximately $250,000 as of the end of the year.

Stock-Based Compensation

At December 31, 2021, the Company had one stock-based compensation plan for employees and nonemployee directors, which authorizes the granting of various equity-based incentives including stock options, warrants and restricted stock.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2021 and 2020 ranged from 57% to 99%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company to value the grants issued during the years ended December 31, 2021 and 2020 ranged from 3.33 to 5.17 years. The difference between the actual historical expected life and the simplified method was immaterial. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2021 and 2020 ranged from 1.37 % to 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has utilized an estimated annualized forfeiture rate ranging from approximately 5.0% to 10% for corporate officers, 4.1% to 10% for members for members of the Board of Directors and 15.0% to 25% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

The Company estimates the fair value of its warrants using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation”. The fair value of warrants granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense related to warrants is reported in operating expense based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

Restricted stock units (“RSUs”) are recorded at the grant date fair value with corresponding compensation expense recorded ratably over the requisite service period.

Stock-based compensation expense related to equity options, warrants and RSUs was approximately $1,528,000 and $862,000 for the years ended December 31, 2021 and 2020, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes, (“ASC 740”). Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The amount accrued for uncertain tax positions was $0 at December 31, 2021 and 2020.

The Company’s uncertain tax position relative to unrecognized tax benefits and any potential increase in these liabilities relates primarily to the allocations of revenue and costs among the Company’s global operations and the impact of tax rulings made during the period affecting its tax positions. The Company’s existing tax positions could result in liabilities for unrecognized tax benefits. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2021 and 2020 was $0.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenue and expense of such subsidiaries have been translated into U.S. dollars at weighted-average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. The Company translates foreign currencies of its German, Canadian and Mexican subsidiaries. The cumulative translation adjustment, which is recorded in accumulated other comprehensive loss, increased approximately $75,000 for the year ended December 31, 2021 and decreased approximately $151,000 December 31, 2020.

Comprehensive Income (Loss)

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred approximately $48,000 and 5,000, respectively, in advertising expense during the years ended December 31, 2021 and December 31, 2020.

Income (Loss) Per Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock and if-converted methods. For diluted income (loss) per share calculation purposes, the net income (loss) available to common shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the consolidated statement of income (loss) for the respective periods.

The table below presents the computation of basic and diluted income (loss) per share:

(Amounts in thousands except share and per share amounts)	Twelve Months Ended December 31,
	2021	2020
Numerator for basic and diluted income (loss) per share:
Net income (loss)	$9,282	$(7,253)
Preferred dividends, deemed dividends and accretion	(8,116)	(3,695)
Net income (loss) available to common shareholders	$1,166	$(10,948)

Effective of dilutive securities:
Preferred dividends, deemed dividends and accretion	—	—

Net income (loss) available to common shareholders after assumed conversions	1,166	(10,948)
Denominator for basic income (loss) per share – weighted-average shares outstanding	312,119,417	133,346,309

Effect of dilutive securities:
Options	5,750,000	—
Warrants	2,787,311	—
Convertible preferred stock	—	—
Denominator for diluted income (loss) – adjusted weighted average shares and assumed conversions	320,656,728	133,346,309

Basic income (loss) per share available to common shareholders	$0.00	$(0.08)
Diluted income (loss) per share available to common shareholders	$0.00	$(0.08)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at December 31, 2021	Common Share Equivalents at December 31, 2020
Convertible redeemable preferred stock – Series A	—	74,555,000
Convertible redeemable preferred stock – Series A-1	—	73,910,000
Convertible redeemable preferred stock – Series B	46,631	46,029
Convertible redeemable preferred stock – Series D	398,222,985	392,166,023
Stock options	4,848,876	2,585,500
Restricted stock units (“RSUs”)	81,019,401	845,106
Warrants	3,150,000	753,775
Total Potential Dilutive Securities	487,287,893	544,861,433

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

3.  FAIR VALUE ACCOUNTING

The Company accounts for fair value measurements in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

	Fair Value at December 31, 2021
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,689	$—	$—	$1,689
Totals	$1,689	$—	$—	$1,689
Liabilities:
Derivative liabilities	$5,292	$—	$—	$5,292
Totals	$5,292	$—	$—	$5,292

	Fair Value at December 31, 2020
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,881	$—	$—	$1,881
Totals	$1,881	$—	$—	$1,881
Liabilities:
Derivative liabilities	$24,128	$—	$—	$24,128
Totals	$24,128	$—	$—	$24,128

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

As of December 31, 2021, the Company had embedded features contained in the Series D Preferred host instrument (issued in November 2020) that qualified for derivative liability treatment.  The recorded fair market value of these features was approximately $5,292,000 at December 31, 2021 and are classified as a current liability in the consolidated balance sheet as of December 31, 2021. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities. Considering the various path dependencies for the Series D Preferred Stock, Monte-Carlo simulations were deemed the most appropriate methodology.

As of December 31, 2020, the Company had embedded features contained in the Series D Preferred host instrument (issued in November 2020) that qualified for derivative liability treatment.  The recorded fair market value of these features was approximately $24,128,000 at December 31, 2020 and are classified as a current liability in the consolidated balance sheet as of December 31, 2020. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities. Considering the various path dependencies for the Series D Preferred Stock, Monte-Carlo simulations were deemed the most appropriate methodology.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the application of fair value methodologies for the Series D Preferred are a risk-free rate of 0.26% to 0.97%, equity volatility of 98.0% to 118.10%, effective life of 4.0 years, and a preferred stock dividend rate of 4.0%. Additionally, management has made certain estimates regarding the timing of potential change of control events.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary.  That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value in 2021 and 2020 are presented below:

($ in thousands)	December 31, 2021	December 31, 2020
Pension assets:
Fair value at beginning of year	$1,881	$1,713
Return on plan assets	24	92
Company contributions and benefits paid, net	(79)	(82)
Effect of rate changes	(137)	158
Fair value at end of year	$1,689	$1,881

The reconciliations of Level 3 derivative liabilities measured at fair value in 2021 and 2020 are presented below:

($ in thousands)	December 31, 2021	December 31, 2020
Derivative liabilities
Fair value at beginning of year	$24,128	$369
Derivative liability from issuance of Preferred Series D	558	26,011
Decrease in derivative liability from conversion of Preferred Series D	(585)	—
Change in fair value included in earnings	(18,809)	(2,252)
Fair value at end of year	$5,292	$24,128

4.  INTANGIBLE ASSETS AND GOODWILL

The carrying amounts of the Company’s patent intangible assets were $0 and $58,000 as of December 31, 2021 and 2020, respectively, which includes accumulated amortization of $610,000 and $601,000 as of December 31, 2021 and 2020, respectively.  Amortization expense for patent intangible assets was $9,000 and 12,000 for the years ended December 31, 2021 and 2020, respectively. Due to a strategic realignment of its intellectual property, the Company abandoned it only remaining unamortized patent intangible asset during the year ended December 31, 2021. As of December 31, 2021, all patent intangible assets are fully amortized.

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual simplified impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts, will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management which, at December 31, 2021, had a negative carrying amount of approximately $15,092,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired during the years ended December 31, 2021 and 2020.

5.  RELATED PARTIES

December 2021 Credit Facility with Nantahala Capital Management

On December 29, 2021 (the “Closing Date”), the Company entered into a Term Loan and Security Agreement (the “Agreement”) with certain funds and separate accounts managed by Nantahala Capital Management, LLC (collectively, “Nantahala”), as lenders, and other lenders set forth on the signature pages thereto (together with Nantahala, the “Lenders”), pursuant to which the Lenders will provide to the Company a secured term loan credit facility in an aggregate amount of up to $2,500,000 (the “Credit Facility”).  Nantahala collectively owns, or otherwise controls, approximately 37.3% of our issued and outstanding voting securities.

All loans (each a “Loan", and collectively, the “Loans”) under the Credit Facility will bear interest at a rate of 12% for the initial six months after the Closing Date, and at 17% thereafter until the maturity date of 12 months from the Closing Date (the “Maturity Date”).  All amounts borrowed by the Company under the Credit Facility are secured by a first-priority lien on all the assets of the Company.  On the Closing Date, the Company received in initial draw-down on the Credit Facility of $600,000.  As of April 14, 2022, the Company received two subsequent draw-downs on the Credit Facility aggregating $1,050,000. The Company expects to use the proceeds from the Credit Facility for working capital requirements and corporate purposes.

The Company may prepay amounts borrowed under the Credit Facility in whole or in part, at a price equal to 105% of the principal amount borrowed under the Credit Facility (including any interest capitalized thereon), subject to additional prepayment terms pursuant to the Agreement, a copy of which is filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2022. In addition, pursuant to the Agreement, at any time after the Closing Date, each Lender shall have the right, but not the obligation, on mutually agreed upon terms, to exchange each such Lender’s pro rata portion of shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 (“Series D Preferred”) held by such Lender for a mutually agreed upon portion of any subsequent Delayed Draw Loan (as defined in the Agreement) (an “Exchange”). Upon the Company's receipt by a Lender of a notice stating a Lender's intent to participate in an Exchange, the Company is required to offer to all holders of Series D Preferred the opportunity, but not the obligation, to exchange each such holder’s pro rata portion of shares of the Company's Series D Preferred held by such holder for participation in any subsequent Delayed Draw Loan, upon substantially similar terms as those provided in the applicable notice of Exchange by a Lender.

Notes Payable

Factoring Agreement

On February 12, 2020, the Company entered into a factoring agreement (the “Factoring Agreement”) with a former member of the Company’s Board of Directors (the “Factoring Lender”). Under the Factoring Agreement, the Company received $350,000 in proceeds (the “Factoring Principal”) in the form of a loan, bearing interest at a rate of 1% for every seven days until the Factoring Principal and accrued interest are paid in full, with a maturity date of March 4, 2020. Pursuant to the Factoring Agreement, repayment of the Factoring Principal and accrued interest was secured by certain of the Company’s trade accounts receivable approximating $500,000 (the “Factoring Collateral”). During the twelve months ended December 31, 2020, the Company recorded approximately $45,000 in interest expense related to the Factoring Agreement. In May 2020, the Company repaid $35,000 in accrued interest to the Factoring Lender. As a condition to the consummation of the Company's offer and sale (the “Closing”) of shares of its Series D Convertible Preferred Stock, par value $0.01 (the “Series D Financing”), the Factoring Lender agreed to settle the entire Factoring Principal plus accrued interest and release the Company from liabilities due under the Factoring Agreement in exchange for a one-time payment of $360,000 (the “Factoring Settlement”) to be made upon the Closing, and out of the proceeds, of the Series D Financing. On November 16, 2020, the Company fulfilled its obligation under the Factoring Settlement, thereby releasing it from its obligation under the Factoring Agreement.

Convertible Promissory Notes

During the year ended December 31, 2020, the Company received advances from a second former member of the Board of Directors (the “Board Lender”) in the aggregate amount of $450,000. On June 29, 2020, the Company executed a promissory note (the “Board Note”) in the favor of the Board Lender in the principal amount of $450,000 (the “Board Note Principal”), pursuant to which the Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company's Common Stock at $0.16 per share of Common Stock at the election of the Board Lender. The Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3,000,000.

Also during the year ended December 31, 2020, the Company received advances from a third former member of the Board of Directors (the “Second Board Lender”) in the aggregate amount of $100,000. On June 29, 2020, the Company executed a promissory note (the “Second Board Note", and collectively with the Board Note, the “Board Notes”) in the principal amounts of $100,000 (the “Second Board Note Principal”), pursuant to which the Second Board Note Principal accrued simple interest at the rate of 5% per annum, and was convertible into shares of the Company’s Common Stock at $0.16 per share of Common Stock at the election of the Second Board Lender. The Second Board Note was to mature on the earlier to occur of (i) October 13, 2020, or (ii) on such date that the Company consummates a debt and/or equity financing resulting in net proceeds to the Company of at least $3,000,000.

On November 12, 2020, in connection with the Closing of the Series D Financing, the Board Lenders entered into (i) Debt Exchange Agreements (collectively, the “Debt Exchange Agreements”), and (ii) Satisfaction and Release Agreements (collectively, the “Release Agreements”), for the purpose of satisfying certain obligations of the Company arising under (i) the Board Note, and (ii) the Second Board Note. Pursuant to the Debt Exchange Agreements and Release Agreements: (a) one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000 was converted into 231.6 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, with the remaining one-half of the Board Note Principal plus accrued interest, totaling approximately $232,000, to be paid to the Board Lender in cash out of proceeds of the Series D Financing, in full satisfaction of the Company's obligations under the Board Note; and (b) the entire Second Board Note Principal plus accrued interest, totaling approximately $103,000, was converted into 102.8 shares of Series D Preferred at a rate of $1,000 per share of Series D Preferred, in full satisfaction of the Company's obligations under the Second Board Note.

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

6.  INVENTORY

Inventories of  $25,000 as of December 31, 2021 were comprised of work in process of $7,000, representing direct labor costs on in-process projects and finished goods of $18,000 net of reserves for obsolete and slow-moving items of $3,000.

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

7.  PROPERTY AND EQUIPMENT

Property and equipment at consist of:

($ in thousands)	December 31, 2021	December 31, 2020

Equipment	$1,050	$996
Leasehold improvements	77	77
Furniture	11	257
	1,138	1,330
Less accumulated depreciation	(1,059)	(1,175)
	$79	$155

Total depreciation expense for the years ended December 31, 2021 and 2020 was approximately $47,000 and $60,000, respectively. During the year ended December 31, 2021, the Company wrote off approximately $82,000 in furniture. Such expense is included in the caption “Other (income) expense, net” in the Company’s 2021 Consolidated Statement of Operations.

8.  ACCRUED EXPENSE

Principal components of accrued expense consist of:

($ in thousands)	December 31, 2021	December 31, 2020

Compensated absences	$124	$182
Wages, payroll taxes and sales commissions	60	13
Customer deposits	18	131
Interest	1	10
Royalties	—	72
Pension and employee benefit plans	10	—
Accrued financing fees	1,000	500
Professional services	94	—
Income and sales taxes	81	95
Dividends	50	49
Other	80	78
	$1,518	$1,130

9.  NOTES PAYABLE AND LINE OF CREDIT

Bridge Loan

Concurrently with the execution of the Series D Purchase Agreement, the Company and certain Series D Preferred investors executed the Series D Bridge Loan Agreement (the “Bridge Loan”), pursuant to which each Investor signatory thereto agreed to the Bridge Loan, secured by all assets of the Company, in an amount equal to 20% of such Investor’s purchase commitment as set forth in the Purchase Agreement, which Bridge Loan, plus accrued interest, will roll into, and be used to purchase, Series D Preferred at Closing.

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

PPP Loan

On May 4, 2020, the Company entered into a loan agreement (the “PPP Loan”) with Comerica Bank (“Comerica”) under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $1,571,000. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matured on May 4, 2022 and was subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In July 2021, the Company filed an application with the SBA requesting loan forgiveness. In September 2021, the Company received notification that the PPP Loan was forgiven in its entirety. Accordingly, the Company recorded a gain on debt extinguishment for the amount of the PPP Loan of $1,571,000 plus approximately $10,000 in accrued unpaid interest. Such amounts are recorded under the caption “(Gain) on extinguishment debt” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.

At December 31, 2020, the Company has recorded the current portion of the PPP Loan of approximately $918,000 as a current liability under the caption “Notes payable, current portion” in its Consolidated December 31, 2020 balance sheet. The remaining portion of approximately $653,000 is recorded as a long-term liability under the caption “Note payable, net of current portion” in its Consolidated December 31, 2020 balance sheet.

December 2021 Credit Facility with Nantahala Capital Management

On December 29, 2021, the Company entered into a Term Loan and Security Agreement with certain funds and separate accounts managed by Nantahala Capital Management, LLC and other lenders (together with Nantahala, the “Lenders”), pursuant to which the Lenders will provide to the Company a secured term loan credit facility in an aggregate amount of up to $2,500,000.  Nantahala collectively owns, or otherwise controls, approximately 37.3% of our issued and outstanding voting securities.

On the Closing Date, the Company received in initial draw-down on the Credit Facility of $600,000.  Subsequent to the initial draw-down and through April 12, 2022, the Company received two subsequent draw-downs aggregating $1,050,000. The Company expects to use the proceeds from the Credit Facility for working capital requirements and corporate purposes. As of April 12, 2022, there is approximatelyy $763,000 outstanding under the Credit Facility. For a more detailed description of this related party credit facility, see Note 5, Related Parties.

10.  INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.  The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such asset.

The significant components of the income tax provision are as follows:

($ in thousands)	Year Ended December 31,
Current	2021	2020
Federal	$—	—
State	—	—
Foreign	10	7

Deferred
Federal	—	—
State	—	—
Foreign	—	—

	$10	$7

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2021 and 2020:

($ in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$25,643	$23,327
Stock based compensation	43	1,626
Reserves , loans and accrued expense	313	421
Gross deferred tax assets	25,999	25,374
Valuation allowance	26,040	(25,193)
Gross deferred tax assets after valuation allowance	41	181
Deferred tax liability - Intangible and fixed assets	(41)	(181)

Net deferred tax liabilities	$—	—

A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rates to loss before income taxes is as follows:

	2021	2020

Amounts computed at statutory rates	$1,949	$(1,415)
State income tax, net of federal benefit	(584)	(551)
Expiration of net operating loss carryforwards	(277)	620
Equity compensation	1,482	170
Non-deductible interest	(3,884)	(581)
Foreign tax rate differential	173	215
Deferred tax adjustments and other	287	(1)
Net change in valuation allowance on deferred tax assets	864	1,550

	$10	$7

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $59,809,000 that begin to expire in 2022. The Company has federal net operating losses of approximately $36,604,000 that arose after the 2017 tax year and will carryforward indefinitely, the utilization of which is limited to 80% of taxable income in any given year. The Company has net operating loss carryforwards of approximately $76,295,000 for the state of California that will begin to expire in 2035.

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

Tax returns for the years 2017 through 2021 are subject to examination by taxing authorities. The Company and its subsidiaries are subject to U.S. federal and state income tax, and in the normal course of business, its income tax returns are subject to examination by the relevant taxing authorities. As of December 31, 2021, the 2017 – 2021 tax years remain subject to examination in the U.S. federal tax state and foreign jurisdictions. However, to the extent allowed by law, the taxing authorities may have the right to examine the period from 2001 through 2021 where net operating losses and income tax credits were generated and carried forward and make adjustments to the amount of the net operating loss and income tax credit carryforward amount. The Company is not currently under examination by federal, state, or foreign jurisdictions. The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2021 and 2020 the Company had no liability for unrecognized tax benefits. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

11.  LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 - Leases. In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, initially recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% as the discount rates implicit in the Company’s leases cannot be readily determined. At December 31, 2020, such assets and liabilities aggregated approximately $1,557,000 and $1,718,000, respectively. At December 31, 2021, such assets and liabilities aggregated approximately $847,000 and $1,298,000, respectively. The Company determined that it had no arrangements representing finance leases.

The Company evaluates its operating lease right-of-use assets for impairment. As of December 31, 2021, and through the date of this report, management’s review indicated that there was an impairment of an operating lease right-of-use asset and the Company recorded an impairment loss of approximately $333,000. Impairment is based on the excess of the carrying amount over the fair value, based on market value when available, or expected future economic benefits to the company from the operating lease right-of-use asset and is recorded in the period in which the determination is made. Such amount is included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2021 under the caption “General and administrative” expense.

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

For the year ended December 31, 2021, the Company recorded approximately $645,000 in lease expense using the straight-line method. For the twelve months ended December 31, 2020 the Company recorded approximately $657,000 in operating lease expense. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of December 31, 2021 is 1.50 years. Cash payments under operating leases aggregated approximately $664,000 for the twelve months ended December 31, 2021 and are included in operating cash flows.

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

At December 31, 2021, future minimum undiscounted lease payments are as follows for the years ending:

($ in thousands)
2022	$653
2023	424
2024	387
2025	132
Thereafter	—
Total	$1,596
Present Value effect on future minimum undiscounted lease payments at December 31, 2021	298
Lease liability at December 31, 2021	$1,298
Less current portion	496
Non-current lease liability at December 31, 2021	$802

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

On November 12, 2020 (“Closing Date”), the Company consummated the Series D Financing, resulting in the sale of 11,560 shares of its Series D Preferred, resulting in gross proceeds to the Company of $11.56 million, less fees and expenses. The gross proceeds include approximately $2.2 million in principal amount due and payable under the terms of certain term loans issued by the Company on September 29, 2020 (“Bridge Note”), which Bridge Notes were converted into Series D Preferred at Closing (the “Conversion”). The issuance and sale of the Series D Preferred was made pursuant to that certain Securities Purchase Agreement, dated September 28, 2020 (the “Purchase Agreement”), by and between the Company and the Investors, for the purchase price of $1,000 per share of Series D Preferred. The Conversion and Series D Financing was undertaken pursuant to Section 3(a)(9) and/or Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). On December 23, 2020, the Company sold an additional 500 shares of Series D Preferred resulting in gross proceeds to the Company of $500,000 less fees and expenses.

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

During the year ended December 31, 2021, the Company issued an aggregate of 999 shares of Series D Preferred Stock as payment of dividends due to the Series D Preferred stockholders. During the year ended December 31, 2021, certain holders of Series D Preferred converted 646 shares of Series D into 11,149,123 shares of Common Stock which includes 70,221 shares of common stock issued for dividends up to the date of conversion.

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

Using the whole instrument approach, the Company concluded that the host instrument of the Series D Preferred were more akin to debt than equity as the majority of identified features contain more characteristics of debt.

The Company evaluated the identified embedded features of the Series D Preferred host instrument and determined that certain features meet the definition of and contained the characteristics of derivative financial instruments requiring bifurcation at fair value from the host instrument.

The Company has bifurcated from the Series D Preferred host instrument the conversion options, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $26,011,000 at issuance and have been recorded as a discount to the Series D. During the years ended December 31, 2021 and 2020, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $6,806,000 and $1,572,000, respectfully, using the effective interest rate method as a deemed dividend.

The following table summarizes the share activity of Series D Preferred for each of the fiscal quarters during the year ended December 31, 2021:

Series D Convertible Redeemable Preferred

Total shares of Series D Preferred Stock - December 31, 2020	22,863
Conversion of Series D Preferred into Common Stock	(354)
Issuance of Series D Preferred as payment of dividends due	248
Total shares of Series D Preferred Stock - March 31, 2021	22,757
Conversion of Series D Preferred into Common Stock	(50)
Issuance of Series D Preferred as payment of dividends due	251
Total shares of Series D Preferred Stock - June 30, 2021	22,958
Conversion of Series D Preferred into Common Stock	(242)
Issuance of Series D Preferred as payment of dividends due	249
Total shares of Series D Preferred Stock - September 30, 2021	22,965
Conversion of Series D Preferred into Common Stock	—
Issuance of Series D Preferred as payment of dividends due	251
Total shares of Series D Preferred Stock – December 31, 2021	23,216

The carrying value of the Company’s Series D Preferred was approximately $8,759,000 and $1,572,000 net of discount of approximately $14,458,000 and $21,291,000 as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, we had 347,240,045 and 347,233,341 shares of Common Stock issued and outstanding, respectively. Our authorized but unissued shares of Common Stock are available for issuance without action by our shareholders. All shares of Common Stock now outstanding are fully paid and non-assessable.

Our Board of Directors has designated five series of Preferred Stock; (i) Series A Preferred, (ii) Series A-1 Preferred, (iii) Series B Preferred, (iv) Series C Preferred and (v) Series D Preferred. As of December 31, 2021, there were no shares of Series A Preferred outstanding, no shares of Series A-1 Preferred outstanding, 239,400 shares of series B Preferred outstanding, no shares of Series C Preferred outstanding, and 23,216 shares of Series D Preferred outstanding.

Series A Convertible Preferred Stock

On September 15, 2017, the Company filed the Certificate of Designations of the Series A Preferred with the Delaware Secretary of State (the “Series A Certificate”), designating 38,000 shares of the Company’s preferred stock, par value $0.01 per share, as Series A Preferred. The Company had 37,467 shares of Series A Preferred outstanding as of January 1, 2020.

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

The Company had 0 and 14,911 shares of Series A Preferred outstanding as of December 31, 2021 and December 31, 2020, respectively. At December 31, 2021 and December 31, 2020, the Company had cumulative undeclared dividends of $0. During the year ended December 31, 2021, the Company issued the holders of Series A Preferred 1,911,587 shares of Common Stock as payment of dividends due.

During the year ended December 31, 2021 the Company issued 74,562,000 shares of Common Stock upon the conversion of 14,911 shares of Series A Preferred Stock.

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

During July 2020, the Company entered into an Exchange Agreement, Consent and Waiver (“Exchange Agreement”) with certain holders of its Series A Preferred (the “Series A Holders”), pursuant to which such Series A Holders exchanged 18,828 shares of Series A Preferred for an equivalent number of Series A-1 Preferred.

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

The Company had 0 and 14,782 shares of Series A-1 Preferred outstanding as of December 30, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, the Company issued the holders of Series A-1 Preferred 1,789,587 shares of Common Stock as payment of dividends due.

During the year ended December 31, 2021, the Company issued 73,910,000 shares of Common Stock upon the conversion of 14,782 shares of Series A-1 Preferred.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding as of December 31, 2021 and 2020. At December 31, 2021 and 2020, the Company had cumulative undeclared dividends of approximately $8,000 ($0.03 per share), respectively. There were no conversions of Series B Preferred into Common Stock during the years ended December 31, 2021 and 2020. The Company paid dividends of approximately $51,000 to the holders of our Series B Preferred for each of the years ended December 31, 2021 and 2020.

Common Stock

The following table summarizes outstanding Common Stock activity for the following periods:

Common Stock
Shares outstanding at December 31, 2019	113,346,472
Shares issued pursuant to payment of stock dividend on Series A Preferred	1,388,876
Shares issued pursuant to payment of stock dividend on Series A-1 Preferred	1,159,416
Shares issued as payment of stock dividend on Series C Preferred	6,455,149
Shares issued pursuant to Series A conversion to Common Stock	18,640,000
Shares issued pursuant to Series A-1 conversion to Common Stock	19,016,452
Shares issued to secure financing facility	2,500,000
Shares issued for cash	15,700,000
Shares issued pursuant to option exchange and RSU vesting	1,883,248
Shares outstanding at December 31, 2020	180,089,613
Shares issued pursuant to payment of stock dividend on Series A Preferred	1,911,587
Shares issued pursuant to payment of stock dividend on Series A-1 Preferred	1,789,587
Shares issued pursuant to Series A conversion to Common Stock	74,562,000
Shares issued pursuant to Series A-1 conversion to Common Stock	73,910,000
Shares issued pursuant to Series D to Common Stock	11,149,123
Shares issued pursuant to warrant exercises	400
Recission of shares previously issued at holder request	(2,817)
Shares issued to secure financing facility	1,000,000
Shares issued for cash	1,000,000
Shares issued as compensation in lieu of cash	921,218
Shares issued pursuant to option exchange and RSU vesting	902,630
Shares outstanding at December 31, 2021	347,233,341

Warrants

As of December 31, 2021, warrants to purchase 3,150,000 shares of Common Stock at prices ranging from $0.048 to $0.80 were outstanding. At December 31, 2021, 1,466,680 warrants are exercisable. All warrants expire at various dates between August 5, 2026 and August 5, 2028 with the exception of 150,000 warrants whose expiration date is 3 years from initial vesting, such vesting based on certain events. The intrinsic value of warrants outstanding at December 31, 2021 was $0.

The following table summarizes warrant activity for the following periods:

	Warrants	Weighted-Average Exercise Price

Balance at December 31, 2019	1,733,856	$0.14
Granted	—
Expired / Canceled	(980,081)	$0.15
Exercised	—
Balance at December 31, 2020	753,775	0.17
Granted	3,000,000	0.07
Expired / Canceled	(603,375)	0.01
Exercised	(400)	0.01
Balance at December 31, 2021	3,150,000	0.10

In April 2021, the Company created an advisory board to the Board of Directors comprised of 3 individuals. As compensation for advisory board services, the Company granted an aggregate of 600,000 warrants with each member receiving warrants to purchase 200,000 shares of the Company’s Common Stock. Such warrants have an exercise price of $0.07 per share and will vest over a one-year period beginning on April 19, 2021. In July 2021, the Company issued 400,000 warrants to a financial consultant. Such warrants have an exercise price of $0.06 per share and fully vested over a two-month period. In August 2021, the Company issued 200,000 and 1,800,000 warrants to a new advisory board member. Such warrants have an exercise price of $0.048 per share and $0.07 per share, respectively, and will vest over a one-year period beginning on August 5, 2021. During the year ended December 31, 2021, the Company recorded approximately $41,000 in expense related to the vesting of these warrants.

During the year ended December 31, 2021, 603,375 warrants were cancelled pursuant to the mandatory conversion of Series A Preferred Stock into Common Stock and 400 warrants were exercised at $0.01 per warrant.

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

Pursuant to the adoption of the 2020 Plan, such plan will supersede and replace the Company’s 1999 Plan and no new awards will be granted under the 1999 Plan thereafter. Any awards outstanding under the 1999 Plan on the date of approval of the 2020 Plan will remain subject to the 1999 Plan. Upon approval of our 2020 Plan, all shares of Common Stock remaining authorized and available for issuance under the 1999 Plan and any shares subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2020 Plan. As of December 31, 2021, there are approximately 63,747,077 shares available for issuance under the 2021 Plan.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expense based upon the departments to which substantially all the associated employees report and credited to additional paid-in-capital.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option-pricing model. The Company has determined that the best measure of expected volatility is based on the historical weekly volatility of the Company’s Common Stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options granted during the years ended December 31, 2021 and 2020 ranged from 57% to 99%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin Topic 14. The expected term used by the Company to value the grants issued during the years ended December 31, 2021 and 2020 ranged from 3.33 to 5.17 years. The interest rate used is the risk-free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for the years ended December 31, 2021 and 2020 ranged from 1.37% to 2.58%. Dividend yield is zero as the Company does not expect to declare any dividends on the Company’s common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has utilized an estimated annualized forfeiture rate ranging from approximately 5% to 10% for corporate officers, 4.1% to 10% for members of the Board of Directors and 15.0% to 25% for all other employees. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

        A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2019	7,204,672	$1.32	5.3
Granted	2,450,000	$0.14
Expired/Cancelled	(7,069,172)	$1.33
Exercised	—
Balance at December 31, 2020	2,585,500	$0.19	9.2
Granted	99,460,000	0.06
Expired/Cancelled	(97,226,624)	0.06
Exercised	—
Balance at December 31, 2021	4,818,876	0.08	3.5

During the year ended December 31, 2021, the Company issued an aggregate 99,460,000 options to purchase common stock at exercise prices of $0.030 to $0.070 and vest at various times through August 2024.

During the year ended December 31, 2021, the Company entered into exchange agreements with certain employees, officers, Board of Director members and non-employee contractors pursuant to which such persons exchanged 76,477,500 Common Stock purchase options for 76,477,500 Restricted Stock Units (RSUs). The Company determined that the exchange agreements are a modification of a share-based payment award under ASC 718. Accordingly, the Company computed any incremental compensation expense as a component of the total compensation cost to be measured at the modification date. Aggregate incremental compensation expense measured from the modifications of stock options was approximately $1,308,000. Such expense will be amortized over the requisite service period of the RSU agreements.

In addition to the aggregate 76,477,500 options exchanged, an additional 20,749,124 Common Stock purchase options expired unexercised during the year ended December 31, 2021.

During the years ended December 31, 2021 and 2020, there were no options exercised for cash.

At December 31, 2021, a total of 4,818,876 options were outstanding, of which 3,525,123 were exercisable at a weighted average price of $0.09 per share with a remaining weighted average contractual term of 3.46 years.  The Company expects that, in addition to the 3,525,123 options that were exercisable as of December 31, 2021, another 1,293,753 will ultimately vest resulting in a combined total of 4,818,876.  Those 4,818,876 shares have a weighted average exercise price of $0.08 and an aggregate intrinsic value of $0 as of December 31, 2021. Stock-based compensation expense related to equity options was approximately $896,000 and $263,000 for the years ended December 31, 2021 and 2020, respectively.

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2021 and 2020 was $0.06 and $0.12, respectively. At December 31, 2021, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $692,000, which will be amortized over the average remaining requisite service period of 2.75 years.

The intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $0. The intrinsic value of options exercisable at December 31, 2021 and 2020 was $0.  The intrinsic value of options that vested during 2021 was $0. The aggregate intrinsic value for all options outstanding as of December 31, 2021 and 2020 was $0.

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

A summary of the activity related to RSUs is as follows:

	RSUs	Weighted-Average Issuance Price
Balance at December 31, 2020	845,106	$0.14
Granted	80,977,500
Expired/Cancelled	(540,576)	0.13
Vested	(262,629)	0.08
Balance at December 31, 2021	81,019,401	0.13

During the year ended December 31, 2021, the Company granted an aggregate of 80,977,500 RSUs to certain officers, employees, members of the Company’s Board of Directors and certain non-employee contractors. Of these RSU grants, 76,477,500 were issued in exchange for options to purchase 76,477,500 shares of Common Stock held by such persons and 4,500,000 were new issuances to certain members of the Company’s Board of Directors. These RSUs vest 50% on April 1, 2022 with the remainder vesting monthly over a period of 18 months.

The Company determined that the exchange agreements are a modification of a share-based payment award under ASC 718. Accordingly, the Company computed any incremental compensation expense as a component of the total compensation cost to be measured at the modification date. Aggregate incremental compensation expense measured from the modifications of stock options was approximately $1,308,000. Such expense will be amortized over the requisite service period of the RSU agreements.

At January 1, 2021 the Company had 845,106 outstanding RSUs from previous issuances. During the year ended December 31, 2021, 262,629 of these previously issued RSUs vested with the remainder of such RSUs vesting at various times through February 8, 2022. During the year ended December 31, 2020, 2,164,351 RSUs vested.

Stock-based Compensation

Stock-based compensation related to warrants, equity options and RSUs has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$29	$15
General and administrative	842	550
Sales and marketing	336	163
Research and development	321	134

Total	$1,528	$862

Common Stock Reserved for Future Issuance

The following table summarizes the Common Stock reserved for future issuance as of December 31, 2021:

Common Stock
Convertible preferred stock – Series B and Series D	398,269,637
Stock options outstanding	4,818,876
Restricted Stock Units	81,019,401
Warrants outstanding	3,150,000
Authorized for future grant under stock option plans	63,747,077

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

Employees are fully vested in their share of the Company’s contributions after the completion of five years of service.  In 2019, the Company authorized contributions of approximately $184,000 for the 2019 plan year of which $138,000 was paid prior to December 31, 2019. There were no contributions authorized or made in the years ended December 31, 2021 and 2020.

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

($ in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$4,412	$3,969
Service cost	—	—
Interest cost	42	52
Actuarial (gain) loss	(391)	113
Effect of exchange rate changes	(309)	370
Effect of curtailment	—	—
Benefits paid	(89)	(92)
Benefit obligation at end of year	$3,665	$4,412

Change in plan assets:
Fair value of plan assets at beginning of year	$1,881	$1,713
Actual return of plan assets	24	92
Company contributions	10	10
Benefits paid	(89)	(92)
Effect of exchange rate changes	(137)	158
Fair value of plan assets at end of year	$1,689	$1,881
Funded status	$(1,976)	$(2,531)
Unrecognized actuarial loss (gain)	1,361	1,702
Unrecognized prior service (benefit) cost	—	—
Additional minimum liability	(1,361)	(1,702)
Unrecognized transition (asset) liability	—	—
Net amount recognized	$(1,976)	$(2,531)

Components of net periodic benefit cost are as follows:
Service cost	$—	$—
Interest cost on projected benefit obligations	42	52
Expected return on plan assets	(57)	(55)
Amortization of prior service costs	—	—
Amortization of actuarial loss	118	117
Net periodic benefit costs	$103	$114

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were
Discount rate	1.3%	1.0%
Expected return on plan assets	3.2%	3.2%
Rate of pension increases	2.0%	2.0%
Rate of compensation increase	N/A	N/A

The following discloses information about the Company’s defined benefit pension plan that had an accumulated benefit obligation in excess of plan assets as of December 31,
Projected benefit obligation	$3,665	$4,412
Accumulated benefit obligation	$3,665	$4,412
Fair value of plan assets	$1,689	$1,881

As of December 31, 2021, the following benefit payments are expected to be paid as follows (in thousands):

2022			$86
2023			$93
2024			$112
2025			$120
2026			$123
2027	—	2031	$668

The Company made contributions to the plan of approximately $10,000 during the year ended December 31, 2021, and $10,000 during the year ended December 31, 2020. The company anticipates making contributions at similar levels during the next fiscal year.

In accordance with the Company’s adoption of ASU 2017-07, the components of net periodic pension expense is shown in the Company’s Consolidated Statement of Operations for the years ended December 31, 2021 and 2020 under “Other components of net periodic pension expense”.

The measurement date used to determine the benefit information of the plan was January 1, 2022.

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

As of December 31, 2021 and 2020, the components of accumulated other comprehensive loss were as follows:

($ in thousands)	2021	2020

Additional minimum pension liability	$(1,035)	$(1,553)
Foreign currency translation adjustment	(361)	(436)
Ending balance	$(1,396)	$(1,989)

19.    SUBSEQUENT EVENTS

During the period from January 1, 2022 through April 14, 2022, the Company issued 729,401 shares of its Common Stock pursuant to the vesting of RSUs.

During the period from January 1, 2022 through April 14, 2022, the Company borrowed an additional $1,050,000 from its December 29, 2021 Credit Facility.