Form 10-Q
period 2022-03-31
IMAGEWARE SYSTEMS INC
filed 2022-05-23
CIK 941685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock, par value $0.01 per share, outstanding on May 20, 2022 was 347,962,742.

IMAGEWARE SYSTEMS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. The words or phrases “would be," “will allow," “intends to," “will likely result," “are expected to," “will continue," “is anticipated," “estimate," “project," or similar expressions are intended to identify “forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022 is incorporated herein by reference. Statements made herein are as of the date of the filing of this Report with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events, or circumstances after the date of such statement.

PART I

ITEM 1. FINANCIAL STATEMENTS

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except for share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$832	$1,202
Accounts receivable, net of allowance for doubtful accounts of $25 at March 31, 2022 and December 31, 2021.	314	383
Inventory, net	24	25
Other current assets	110	215
Total Current Assets	1,280	1,825

Property and equipment, net	74	79
Other assets	149	149
Operating lease right-of-use assets	808	847
Goodwill	3,416	3,416
Total Assets	$5,727	$6,316

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$937	$837
Deferred revenue	955	1,204
Accrued expense	1,555	1,518
Operating lease liabilities, current portion	495	496
Derivative liabilities	6,024	5,292
Note payable, current portion	1,603	524
Total Current Liabilities	11,569	9,871

Other long-term liabilities:
Operating lease liabilities, net of current portion	686	802
Pension obligation	1,955	1,976
Total Liabilities	14,210	12,649

Mezzanine Equity:
Series D Convertible Redeemable Preferred Stock, $0.01 par value, 26,000 shares designated; 24,115 and 23,862 issued at March 31, 2022 (unaudited) and December 31, 2021, respectively, and 23,469 and 23,216 shares outstanding at March 31, 2022 (unaudited) and December 31, 2021, respectively; liquidation preference of $23,469 and $23,216 at March 31, 2022 (unaudited) and December 31, 2021, respectively.	10,478	8,759

Shareholders’ Deficit:
Preferred stock, authorized 5,000,000 shares:

Series B Convertible Redeemable Preferred Stock, $0.01 par value, 750,000 shares designated; 389,400 shares issued and 239,400 shares outstanding at March 31, 2022 (unaudited) and December 31, 2021; liquidation preference $620 and $607 at March 31, 2022 (unaudited) and December 31, 2021, respectively.	2	2
Common Stock, $0.01 par value, 2,000,000,000 shares authorized; 347,281,946 and 347,240,045 shares issued at March 31, 2022 (unaudited) and December 31, 2021, respectively, and 347,275,242 and 347,233,341 shares outstanding at March 31, 2022 (unaudited) and December 31, 2021, respectively.	3,471	3,471
Additional paid-in capital	185,956	187,148
Treasury stock, at cost 6,704 shares	(64)	(64)
Accumulated other comprehensive loss	(1,375)	(1,396)
Accumulated deficit	(206,951)	(204,253)
Total Shareholders’ Deficit	(18,961)	(15,092)
Total Liabilities, Mezzanine Equity and Shareholders’ Deficit	$5,727	$6,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In Thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31
	2022	2021
Revenue:
Product	$210	$56
Maintenance	635	677
	845	733
Cost of revenue:
Product	32	9
Maintenance	100	110
Gross profit	713	614

Operating expense:
General and administrative	1,176	1,347
Sales and marketing	626	724
Research and development	868	1,168
Depreciation and amortization	6	18
	2,676	3,257
Loss from operations	(1,963)	(2,643)

Interest expense, net	53	—
(Gain) loss on change in fair value of derivative liabilities	667	(1,172)
Loss on extinguishment of derivative liabilities	—	335
Other (income) expense, net	(5)	25
Other components of net periodic pension expense	20	54
Loss before income taxes	(2,698)	(1,885)
Income tax expense (income)	—	—
Net loss	(2,698)	(1,885)
Preferred dividends, preferred stock discount accretion and deemed dividends from preferred stock exchange	(1,797)	(2,255)
Net loss available to common shareholders	$(4,495)	$(4,140)

Basic and diluted loss per common share – see Note 3:
Basic and diluted loss per share available to common shareholders	$(0.01)	$(0.02)
Basic and diluted weighted-average shares outstanding	347,257,550	245,829,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,698)	$(1,885)
Other comprehensive income (loss):
Foreign currency translation adjustment	21	54
Comprehensive loss	$(2,677)	$(1,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In Thousands, except share amounts)

(Unaudited)

	Series A		Series A-1		Series B
	Convertible,		Convertible,		Convertible,							Accumulated
	Redeemable		Redeemable		Redeemable						Additional	Other
	Preferred		Preferred		Preferred		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2021	-	$(0)	-	$(0)	239,400	$2	347,240,045	$3,471	(6,704)	$(64)	$187,148	$(1,396)	$(204,253)	$(15,092)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(1,531)	-	-	(1,531)
Stock-based compensation expense	-	-	-	-	-	-	41,901	-	-	-	592	-	-	592
Dividends on Series D Preferred stock, $(10.90)/share	-	-	-	-	-	-	-	-	-	-	(253)	-	-	(253)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	21	-	21
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,698)	(2,698)
Balance at March 31, 2022	-	$-	-	$-	239,400	$2	347,281,946	$3,471	(6,704)	$(64)	185,956	$(1,375)	$(206,951)	$(18,961)

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In Thousands, except share amounts)

(Unaudited)

	Series A Convertible, Redeemable Preferred		Series A-1 Convertible, Redeemable Preferred		Series B Convertible, Redeemable Preferred		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2020	14,911	$-	14,782	$-	239,400	$2	180,096,317	$1,801	(6,704)	$(64)	$193,652	$(1,989)	$(213,225)	$(19,823)

Accretion of Preferred Stock discount	-	-	-	-	-	-	-	-	-	-	(1,817)	-	-	(1,817)
Stock-based compensation expense	-	-	-	-	-	-	161,168	2	-	-	76	-	-	78
Issuance of common stock in lieu of cash	-	-	-	-	-	-	242,647	2	-	-	19	-	-	21
Issuance of common stock pursuant to warrant exercise	-	-	-	-	-	-	400	-	-	-	0	-	-	-
Conversion of Series A Preferred to Common Stock	(8,762)	-	-	-	-	-	43,819,500	438	-	-	(438)	-	-	-
Conversion of Series A-1 Preferred to Common Stock	-	-	(8,860)	0	-	-	44,300,000	443	-	-	(443)	-	-	-
Conversion of Series D Preferred to Common Stock	-	-	-	-	-	-	6,115,324	59	-	-	630	-	(2)	687
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	54	-	54
Dividends on Series A preferred stock, $(10.50)/share	-	-	-	-	-	-	1,050,826	11	-	-	81	-	(92)	-
Dividends on Series A-1 preferred stock, $(9.75)/share	-	-	-	-	-	-	963,266	10	-	-	73	-	(83)	-
Dividends on Series D Preferred stock, $(90.90)/share	-	-	-	-	-	-	-	-	-	-	(248)	-	-	(248)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,885)	(1,885)
Balance at March 31, 2021	6,149	$-	5,922	$-	239,400	$2	276,749,448	$2,766	(6,704)	$(64)	$191,585	$(1,935)	$(215,287)	$(22,933)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMAGEWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,698)	$(1,885)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6	18
Amortization of debt discount	29	—
Loss on disposal of fixed assets	—	82
Stock-based compensation	592	78
Issuance of common stock as compensation in lieu of cash	—	21
Loss on extinguishment of derivative liability, net	—	335
Change in fair value of derivative liabilities	667	(1,172)
Change in assets and liabilities:
Accounts receivable	69	84
Inventory	1	(48)
Other assets	104	(495)
Operating lease right-of-use assets	(78)	(10)
Accounts payable	100	(33)
Deferred revenue	(249)	(129)
Accrued expense	37	(123)
Pension obligation	(21)	(13)
Total adjustments	1,257	(1,405)
Net cash used in operating activities	(1,441)	(3,290)

Cash flows from investing activities
Purchase of property and equipment	—	(53)
Net cash used in investing activities	—	(53)

Cash flows from financing activities
Proceeds from issuance of notes payable	1,050	—
Net cash provided by financing activities	1,050	—

Effect of exchange rate changes on cash and cash equivalents	21	54
Net decrease in cash and cash equivalents	(370)	(3,289)

Cash and cash equivalents at beginning of period	1,202	8,345

Cash and cash equivalents at end of period	$832	$5,056

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Summary of non-cash investing and financing activities:
Stock dividends on Series A Convertible Redeemable Preferred Stock	$—	$92
Stock dividends on Series A-1 Convertible Redeemable Preferred Stock	$—	$83
Stock dividends on Series D Convertible Redeemable Preferred Stock	$253	248
Accretion of discount on Series D Convertible Redeemable Preferred Stock	$1,531	$1,817
Conversion of Series A Convertible Redeemable Preferred Stock into Common Stock	$—	438
Conversion of Series A-1 Convertible Redeemable Preferred Stock into Common Stock	$—	443

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

The Company's common stock, par value $0.01 per share (the “Common Stock”), trades under the symbol “IWSY" on the OTCQB Marketplace.

Liquidity, Going Concern and Management’s Plans

At March 31, 2022 and December 31, 2021, we had negative working capital of $10,289,000 and $8,046,000, respectively. Included in our negative working capital as of March 31, 2022 are $6,024,000 of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a change of control or at any time after the fourth anniversary of the private placement of our Series D Convertible Preferred Stock, par value $0.01 ("Series D Preferred"), consummated in November and December, 2020 (the “Series D Financing”), at which anniversary the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the liquidation preference of the Series D Preferred. At March 31, 2022 the liquidation preference totaled $23,469,000.

Historically, our principal sources of cash have included proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, and, to a lesser extent, customer payments from the sale of our products. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations. Historically, the Company has not been able to generate sufficient net revenue to achieve and sustain positive cash flows from operations. As a result, the Company has been dependent on equity and debt financings to satisfy its working capital requirements and continue as a going concern.

To address our working capital requirements, management is actively seeking additional financing, of which no assurances can be given that we will be successful.  In addition, the Company has instituted several cost cutting measures and has utilized cash proceeds available under the Credit Facility (defined below) with certain funds and separate accounts managed by Nantahala Capital Management, LLC and other lenders (collectively, the “Lenders”), and under the purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to satisfy its working capital requirements (“LPC Purchase Agreement”).

During 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions. In the event the Company is unable to consummate one or more of the above transactions, the Company will not be able to continue as a going concern. The Company continues to evaluate indications of interest as well as options to address its projected working capital requirements, and those discussions are ongoing, including discussions with the Company’s largest shareholder with whom the Company has entered a Term Loan and Security Agreement to provide up to $2,500,000 (the “Credit Facility”). As of May 20, 2022 approximately $342,000 remains available under the Credit Facility in such Lender’s discretion, and no assurances can be given that the Lenders will consent to the release of the additional $342,000 under the Credit Facility. The Company is currently negotiating to obtain the remaining funds available under the Credit Facility, including obtaining a waiver of the minimum cash requirement covenant under the Credit Facility.  In this regard, the Company is required to maintain a minimum amount of unrestricted cash and cash equivalents and may fall below the minimum cash requirement given its existing cash balances.  Although we believe we will obtain a waiver of the minimum cash requirement, in the event the Company is unable to obtain a waiver of the minimum cash requirement, the Lenders fail to provide the remaining funds under the Credit Facility, and/or we fail to obtain alternative sources of capital, of which no assurances can be given, such inability may result in an event of default under the terms of the Credit Facility, thereby providing the Lenders with certain rights and remedies under the terms of the Credit Facility, including declaring all advances under the terms of the Credit Facility immediately due and payable.

To date, the Board of Directors (“Board”) has not entered into any financing or other arrangements, other than the Credit Facility and the LPC Purchase Agreement, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities or entering into any other transaction that addresses our ability to continue as a going concern.  The consummation of a transaction will likely involve substantial dilution to the Company’s stockholders and may result in the loss of your entire investment.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2021 as filed with the SEC on April 15, 2022.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future periods.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series D Financing, assumptions used in the application of revenue recognition policies, and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations. Actual results could differ from estimates.

Accounts Receivable

In the normal course of business, the Company extends credit without collateral requirements to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. Accounts receivables are considered delinquent when the due date on the invoice has passed. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required. Accounts receivables are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful.

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

Lease Liabilities and Operating Lease Right-of-Use Assets

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under Accounting Standards Codification (“ASC”) Topic 842 - Leases (“ASC 842”). In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, initially recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5% using a capital asset pricing model. The Company has utilized the practical expedient regarding lease and non-lease components and has combined such items into a single combined component. The Company has also utilized the practical expedient regarding leases of twelve months or less and has excluded such leases from its computation of lease liability and related right-of-use assets.

The Company evaluates its operating lease right-of-use assets for impairment. Impairment is based on the excess of the carrying amount over the fair value, based on market value when available, or expected future economic benefits to the company from the operating lease right-of-use asset and is recorded in the period in which the determination is made. The Company recorded no impairment during the three months ended March 31, 2022.

Revenue Recognition

In accordance with ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The core principle of ASC 606 is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following five step model:

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

Post-Contract Customer Support

Post-contract customer support (“PCS”) consists of maintenance on software and hardware for our identity management solutions. We recognize PCS revenue from periodic maintenance agreements. Revenue is generally recognized ratably over the respective maintenance periods provided no significant obligations remain. Costs related to such contracts are expensed as incurred.

Arrangements with Multiple Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. In addition to selling software licenses, hardware and identification media, services and PCS on a standalone basis, certain contracts include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on our best estimate of the relative standalone selling price. The standalone selling price for a performance obligation is the price at which we would sell a promised good or service separately to a customer. The primary methods used to estimate standalone selling price are as follows: (i) the expected cost-plus margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service; and (ii) the percent discount off of list price approach.

Contract Costs

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is one year or less. At March 31, 2022 and December 31, 2021, we had capitalized incremental costs of obtaining a contract with a customer of $0 and recorded no additional contract costs during the three months ended March 31, 2022.

Other Items

We do not offer rights of return for our products and services in the normal course of business.

Sales tax collected from customers is excluded from revenue.

The following table sets forth our disaggregated revenue for the three months ended March 31, 2022 and 2021:

Net Revenue	Three Months Ended March 31,
(dollars in thousands)	2022	2021

Software and royalties	$141	$39
Hardware and consumables	43	13
Services	26	4
Maintenance	635	677
Total revenue	$845	$733

Customer Concentration

For the three months ended March 31, 2022, two customers accounted for approximately 37% or $314,000 of our total revenue and had trade receivables at March 31, 2022 of $35,000.

For the three months ended March 31, 2021, two customers accounted for approximately 45% or $333,000 of our total revenue and had trade receivables of $249,000 at March 31, 2021.

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

FASB Accounting Standards Update (“ASU”) No. 2020-06. In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06"). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 is effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.

NOTE 3. NET LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, adjusted to include, if dilutive, potential dilutive shares consisting of convertible preferred stock, stock options and warrants, calculated using the treasury stock and if-converted methods. For diluted loss per share calculation purposes, the net loss available to common shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the condensed consolidated statement of loss for the respective periods.

The table below presents the computation of basic and diluted loss per share:

(Amounts in thousands except share and per share amounts)	Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted loss per share:
Net loss	$(2,698)	$(1,885)
Preferred dividends and preferred stock discount accretion	(1,797)	(2,255)
Net loss available to common shareholders	$(4,495)	$(4,140)

Denominator for basic loss per share – weighted-average shares outstanding	347,275,242	245,829,914

Basic and diluted loss per share available to common shareholders	$(0.01)	$(0.02)

The following potential dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as their effect would have been antidilutive:

Potential Dilutive Securities:	Common Share Equivalents at March 31, 2022	Common Share Equivalents at December 31, 2021
Convertible redeemable preferred stock – Series A	—	30,743,500
Convertible redeemable preferred stock – Series A-1	—	29,610,000
Convertible redeemable preferred stock – Series B	46,980	46,980
Convertible redeemable preferred stock – Series D	402,562,607	390,348,199
Stock options	4,818,876	2,574,669
Restricted stock units (“RSUs”)	81,019,401	618,004
Warrants	3,150,000	393,589
Total Potential Dilutive Securities	491,597,864	454,334,941

NOTE 4. SELECT BALANCE SHEET DETAILS

Inventory

Inventories of $24,000 as of March 31, 2022 were comprised of work in process of $7,000, representing direct labor costs on in-process projects and finished goods of $17,000 net of reserves for obsolete and slow-moving items of $3,000.

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

Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual impairment test in the fourth quarter of each year. In December 2018, the Company adopted the provisions of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The provisions of ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Entities that have reporting units with zero or negative carrying amounts will no longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Identity Management, which, at March 31, 2022, had a negative carrying amount of approximately $18,961,000. Based on the results of the Company's impairment testing, the Company determined that its goodwill was not impaired as of March 31, 2022 and December 31, 2021 as the fair value of our Identity Management reporting unit exceeded that reporting unit’s carrying value. However, the Company has experienced decreases in its market capitalization and if our market capitalization continues to decrease, future impairment of goodwill may result.

Other Assets

In conjunction with the LPC Purchase Agreement, the Company issued to Lincoln Park, in May 2021, 1,000,000 shares of Common Stock as consideration for entering into the LPC Purchase Agreement. Pursuant to this issuance, the Company recorded $70,000 as a deferred stock issuance cost. Such deferred stock issuance costs will be recognized as a charge against paid-in capital in proportion to securities sold under the LPC Purchase Agreement. At March 31, 2022, the Company had approximately $70,000 in deferred stock issuance costs included in the caption “Other assets” in its condensed consolidated balance sheets.

NOTE 5. LEASES

The Company is a party to certain contractual arrangements for office space which meet the definition of leases under ASC 842 – Leases (“ASC 842”). In accordance with ASC 842, the Company has determined that such arrangements are operating leases and accordingly the Company has, as of January 1, 2019, initially recorded operating lease right-of-use assets and related lease liability for the present value of the lease payments over the lease terms using the Company’s estimated weighted-average incremental borrowing rate of approximately 14.5%, as the discount rates implicit in the Company’s leases cannot be readily determined. At March 31, 2022, such assets and liabilities aggregated approximately $808,000 and $1,181,000, respectively. At December 31, 2021, such assets and liabilities aggregated approximately $847,000 and $1,298,000, respectively. The Company determined that it had no arrangements representing finance leases.

Our corporate headquarters is located in San Diego, California, where we now occupy approximately 500 square feet of office space at a cost of approximately $2,000 per month. We entered into this facility’s lease in February 2021, with the new lease commencing on March 1, 2021 on a month-to-month basis.

Prior to entering into our current lease agreement in January 2021 and moving our corporate headquarters to a new location, we occupied 8,511 square feet of office space in San Diego, California, at a cost of approximately $28,000 per month. In January 2021, we entered in a subleasing agreement for our previously occupied corporate headquarters located in San Diego, California. The term of the sublease commenced on April 1, 2021 and expires on April 30, 2025, coterminous with the expiration of the Company’s master lease. Sublease payments due to the Company approximate $26,000 per month over the term of the sublease.

The above leases contain no residual value guarantees provided by the Company and there are no options to either extend or terminate the leases.

For the three months ended March 31, 2022 and 2021, the Company recorded approximately $154,000 in lease expense using the straight-line method. Under the provisions of ASC 842, lease expense is comprised of the total lease payments under the lease plus any initial direct costs incurred less any lease incentives received by the lessor amortized ratably using the straight-line method over the lease term. The weighted-average remaining lease term of the Company’s operating leases as of March 31, 2022 is 1.33 years. Cash payments under operating leases are included in operating cash flows and aggregated approximately $162,000 and $166,000 for the three months ended March 31, 2022 and 2021, respectively.

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

At March 31, 2022, future minimum undiscounted lease payments are as follows:

($ in thousands)
2022 (nine months)	$490
2023	424
2024	387
2025	132
Total	1,433
Present Value effect on future minimum undiscounted lease payments at March 31, 2022	(252)
Lease liability at March 31, 2022	1,181
Less current portion	(495)
Non-current lease liability at March 31, 2022	$686

NOTE 6. MEZZANINE EQUITY

Series D Convertible Redeemable Preferred Stock

On November 12, 2020, the Company filed the Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (the “Series D Certificate”) with the Secretary of State for the State of Delaware. Pursuant to the Series D Certificate, the Series D Preferred ranks senior to all Common Stock and all other present and future classes or series of capital stock, except for Series B Preferred (described below in Note 9), and upon liquidation will be entitled to receive the Liquidation Preference Amount (as defined in the Series D Certificate) plus any accrued and unpaid dividends, before the payment or distribution of the Company’s assets or the proceeds thereof is made to the holders of any junior securities. Additionally, dividends on shares of Series D Preferred will be paid prior to any junior securities and are to be paid at the rate of 4% of the Stated Value (as defined in the Series D Certificate) per share per annum in the form of shares of Series D Preferred. Holders of Series D Preferred shall vote together with holders of Common Stock on an as-converted basis, and not as a separate class, except (i) the holders of Series D Preferred, voting as a separate class, shall be entitled to elect two directors, (ii) the holders of Series D Preferred have the right to vote as a separate class regarding the waiver of certain protective provisions set forth in the Series D Certificate, and (iii) as otherwise required by law.

The holders of Series D Preferred may voluntarily convert their shares of Series D Preferred into Common Stock at any time that is at least ninety days following the issuance date, at the conversion price calculated by dividing the Stated Value by the conversion price of $0.0583 per share of Common Stock, subject to adjustments as set forth in Section 5(e) of the Series D Certificate. The shares of Common Stock issuable upon conversion of the Series D Preferred shall be subject to the following registration rights: (i) one demand registration starting three months after the Closing; (ii) two demand registrations starting one year after the Closing; and (iii) unlimited piggy-back and Form S-3 registration rights with reasonable and customary terms.

If, on any date that is at least five (5) years following the Issuance Date (as defined in the Series D Certificate), (i) the Common Stock is registered pursuant to Section 12(b) or (g) under the Exchange Act; (ii) there are sufficient authorized but unissued shares of Common Stock (which have not otherwise been reserved or committed for issuance) to permit the issuance of all Common Stock issuable upon conversion of all outstanding shares of Series D Preferred; (iii) upon issuance, the Common Stock will be either (A) covered by an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which is then available for the immediate resale of such Common Stock by the recipients thereof, and the Board reasonably believes that such effectiveness will continue uninterrupted for the foreseeable future, or (B) freely tradable without restriction pursuant to Rule l44 promulgated under the Securities Act without volume or manner-of-sale restrictions or current public information requirements, as determined by the counsel to the Company as set forth in a written opinion letter to such effect, addressed and acceptable to the Transfer Agent and the affected holders; and (iv) the VWAP of a share of Common Stock is greater than 300% of the Conversion Price (as defined in Section 5(d) below) then in effect for a period of at least twenty (20) Trading Days in any period of thirty (30) consecutive Trading Days, then the Company shall have the right, subject to the terms and conditions, to convert (a “Mandatory Conversion”) all, but not less than all, of the issued and outstanding shares of Series D Preferred into Common Stock.

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

On November 12, 2020 (“Closing Date”), the Company consummated the Series D Financing, resulting in the sale of 11,560 shares of its Series D Preferred, resulting in gross proceeds to the Company of $11.56 million, less fees and expenses. The gross proceeds include approximately $2.2 million in principal amount due and payable under the terms of certain term loans issued by the Company on September 29, 2020 (“Bridge Note”), which Bridge Notes were converted into Series D Preferred at Closing (the “Conversion”). The issuance and sale of the Series D Preferred was made pursuant to that certain Securities Purchase Agreement, dated September 28, 2020 (the “Purchase Agreement”), by and between the Company and the investors, for the purchase price of $1,000 per share of Series D Preferred. The Conversion and Series D Financing was undertaken pursuant to Section 3(a)(9) and/or Rule 506 promulgated under the Securities Act. On December 23, 2020, the Company sold an additional 500 shares of Series D Preferred resulting in gross proceeds to the Company of $500,000, less fees and expenses.

During the year ended December 31, 2021, the Company issued an aggregate of 999 shares of Series D Preferred as payment of dividends due to the Series D Preferred stockholders. During the year ended December 31, 2021, certain holders of Series D Preferred converted 646 shares of Series D Preferred into 11,149,123 shares of Common Stock which includes 70,221 shares of Common Stock issued for dividends up to the date of conversion.

During the three months ended March 31, 2022, the Company issued 253 shares of Series D Preferred Stock as payment of dividends due to the Series D Preferred stockholders. There were no conversions of Series D Preferred into Common Stock during the three months ended March 31, 2022.

Guidance for accounting for freestanding financial instruments that contain characteristics of both liabilities and equity are contained in ASC 480, Distinguishing Liabilities From Equity and Accounting Series Release 268 Redeemable Preferred Stocks (“ASR 268”). The Company evaluated the provisions of the Series D Preferred and determined that the provisions of the Series D Preferred grant the holders of the Series D Preferred a redemption right whereby the holders of the Series D Preferred may, at any time after the fourth anniversary of the Series D Preferred issuance, require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Liquidation Preference Amount (“Liquidation Preference Amount”). The Liquidation Preference Amount is defined as the greater of the stated value of the Series D Preferred plus any accrued unpaid interest or such amount per share as would have been payable had each such share been converted into Common Stock. In the event of a Change of Control (as defined in the Series D Certificate), the holders of Series D Preferred shall have the right to require the Company to redeem in cash all or any portion of such holder’s shares at the Liquidation Preference Amount. The Company has concluded that because the redemption features of the Series D Preferred are outside of the control of the Company, the instrument is to be recorded as temporary or mezzanine equity in accordance with the provisions of ASR 268.

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

The Company has bifurcated from the Series D Preferred host instrument the conversion option, redemption option and participating dividend feature in accordance with the guidance in ASC 815. These bifurcated features aggregated approximately $26,011,000 at issuance and have been recorded as a discount to the Series D Preferred. During the three months ended March 31, 2022 and 2021, the Company recorded the accretion of debt issuance costs and derivative liabilities aggregating approximately $1,531,000 and $1,817,000, respectively, using the effective interest rate method as a deemed dividend.

The following table summarizes the share activity of Series D Preferred for the three months ended March 31, 2022:

Series D Convertible Redeemable Preferred

Total shares of Series D Preferred Stock - December 31, 2021	23,216
Conversion of Series D Preferred into Common Stock	—
Issuance of Series D Preferred as payment of dividends due	253
Total shares of Series D Preferred Stock - March 31, 2022	23,469

The carrying value of the Company’s Series D Preferred was approximately $10,478,000 and $8,759,000 net of discount of approximately $12,991,000 and $14,458,000 as of March 31, 2022 and December 31, 2021, respectively.

NOTE 7. DERIVATIVE LIABILITIES

The Company accounts for its derivative instruments under the provisions of ASC 815, “Derivatives and Hedging”. Under the provisions of ASC 815, the Company identified embedded features within the Series D Preferred host contracts that qualify as derivative instruments and require bifurcation.

The Company determined that the conversion option, redemption option and participating dividend feature contained in the Series D Preferred host instrument required bifurcation. The Company valued these bifurcatable features at fair value. Such liabilities aggregated approximately $6,024,000 and $5,292,000 at March 31, 2022 and December 31, 2021, respectively, and are classified as current liabilities on the Company’s condensed consolidated balance sheets under the caption “Derivative liabilities”. The Company will revalue these features at each balance sheet date and record any change in fair value in the determination of period net income or loss.

The change in fair value of such amounts is recorded in the caption “Change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2022, the Company recorded an increase to its derivative liabilities using fair value methodologies of approximately $667,000. For the three months ended March 31, 2021, the Company recorded a decrease to its derivative liabilities using fair value methodologies of approximately $1,172,000.

NOTE 8. LINE OF CREDIT

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

On the Closing Date, the Company received in initial draw-down on the Credit Facility of $600,000.  Subsequent to the initial draw-down and through May 20, 2022, the Company received additional draw-downs aggregating $1,450,000. The Company expects to use the proceeds from the Credit Facility for working capital requirements and corporate purposes. As of May 20, 2022, there is approximately $342,000 outstanding under the Credit Facility in such Lender’s discretion, and no assurances can be given that the Lenders will consent to the release of the additional $342,000 under the LOC.  The Company is currently negotiating to obtain the remaining funds available under the Credit Facility, including obtaining a waiver of the minimum cash requirement covenant under the Credit Facility.  In this regard, the Company is required to maintain a minimum amount of unrestricted cash and cash equivalents and may fall below the minimum cash requirement given its existing cash balances.  Although we believe we will obtain a waiver of the minimum cash requirement, in the event the Company is unable to obtain a waiver of the minimum cash requirement, the Lenders fail to provide the remaining funds under the Credit Facility, and/or we fail to obtain alternative sources of capital, of which no assurances can be given, such inability may result in an event of default under the terms of the Credit Facility, thereby providing the Lenders with certain rights and remedies under the terms of the Credit Facility, including declaring all advances under the terms of the Credit Facility immediately due and payable.

For a more detailed description of this related party credit facility, see Note 12, Related Parties.

NOTE 9. EQUITY

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”. The Preferred Stock may be divided into such number of series and with the rights, preferences, privileges and restrictions as the Board may determine.

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

As of March 31, 2022, we had 347,281,946 and 347,275,242 shares of Common Stock issued and outstanding, respectively. As of December 31, 2021, we had 347,240,045 and 347,233,341 shares of Common Stock issued and outstanding, respectively. Our authorized but unissued shares of Common Stock are available for issuance without action by our shareholders. All shares of Common Stock now outstanding are fully paid and non-assessable.

Our Board has designated five series of Preferred Stock; (i) Series A Preferred, (ii) Series A-1 Preferred, (iii) Series B Preferred, (iv) Series C Preferred and (v) Series D Preferred. As of March 31, 2022, there were no shares of Series A Preferred outstanding, no shares of Series A-1 Preferred outstanding, 239,400 shares of series B Preferred outstanding, no shares of Series C Preferred outstanding, and 23,469 shares of Series D Preferred outstanding.

Series B Convertible Redeemable Preferred Stock

The Company had 239,400 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding as of March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had cumulative undeclared dividends of approximately $21,000 and $8,000, respectively. There were no conversions of Series B Preferred into Common Stock during the three months ended March 31, 2022 and 2021.

Common Stock

The following table summarizes outstanding Common Stock activity during the three months ended March 31, 2022:

Common Stock
Shares outstanding at December 31, 2021	347,233,341
Shares issued pursuant to option exchange and RSU vesting	41,901
Shares outstanding at March 31, 2022	347,275,242

Warrants

As of March 31, 2022, warrants to purchase 3,150,000 shares of Common Stock at prices ranging from $0.048 to $0.80 were outstanding. At March 31, 2022, 1,466,680 warrants are exercisable. All warrants expire at various dates between August 5, 2026 and August 5, 2028 with the exception of 150,000 warrants whose expiration date is 3 years from initial vesting, such vesting based on certain events. The intrinsic value of warrants outstanding at March 31, 2022 was $0.

During the three months ended March 31, 2022, there were no warrant issuances, cancellations, expirations or exercises. The weighted-average exercise price of warrants outstanding was $0.10 per share.  The Company recorded approximately $15,000 in share-based payment expense related to warrants for the three months ended March 31, 2022.

NOTE 10. STOCK-BASED COMPENSATION

Stock Options

As of March 31, 2022, the Company had one active stock-based compensation plan: the 2020 Omnibus Stock Incentive Plan (the “2020 Plan”).

2020 Omnibus Stock Incentive Plan

On June 9, 2020, pursuant to authorization obtained from the Company’s stockholders, the Company adopted the 2020 Plan. Such plan had been previously unanimously approved by the Company’s Board. The purposes of our 2020 Plan are to enhance our ability to attract and retain highly qualified officers, non-employee directors, key employees and consultants, and to motivate those service providers to serve the Company and to expend maximum effort to improve our business results by providing to those service providers an opportunity to acquire or increase a direct proprietary interest in our operations and future success. The 2020 Plan also will allow us to promote greater ownership in our Company by the service providers in order to align the service providers’ interests more closely with the interests of our stockholders. Awards granted under the 2020 Plan are designed to qualify for special tax treatment under Section 422 of the Internal Revenue Code.

Pursuant to the adoption of the 2020 Plan, such plan will supersede and replace the Company’s 1999 Stock Award Plan (the “1999 Plan”) and no new awards will be granted under the 1999 Plan thereafter. Any awards outstanding under the 1999 Plan on the date of approval of the 2020 Plan will remain subject to the 1999 Plan. Upon approval of our 2020 Plan, all shares of Common Stock remaining authorized and available for issuance under the 1999 Plan and any shares subject to outstanding awards under the 1999 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2020 Plan. The Company amended the 2020 Plan to increase the number of shares of Common Stock available for issuance to 145.0 million shares. Such amendment became effective on April 21, 2021. As of March 31, 2022, there were 63,747,077 shares available for issuance under the 2020 Plan.

The Company estimates the fair value of its stock options using a Black-Scholes option-pricing model, consistent with the provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”). The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in operating expense based upon the departments to which substantially all the associated employees report and credited to additional paid-in-capital.

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

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has adopted the provisions of ASU 2016-09 and will continue to use an estimated annualized forfeiture rate. The Company utilized estimated forfeiture rate of 25% for options granted during the three months ended March 31, 2022. The Company is currently in the process of reviewing the expected forfeiture rate to determine if that percent is still reasonable based on recent historical experience.

A summary of the activity under the Company’s stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2021	4,818,876	$0.08	3.5
Granted	—	$—
Expired/Cancelled	—	$—
Exercised	—	—
Balance at March 31, 2022	4,818,876	$0.08	3.2

There were no options granted during the three months ended March 31, 2022.

During the three months ended March 31, 2022, there were no options that expired unexercised and there were no options exercised.

At March 31, 2022, a total of 4,818,876 options were outstanding, of which 3,633,444 were exercisable at a weighted average price of $0.08 per share with a remaining weighted average contractual term of 3.2 years. The Company expects that, in addition to the 3,633,444 options that were exercisable as of March 31, 2022, another 1,185,432 will ultimately vest resulting in a combined total of 4,818,876. Those 4,818,876 shares have a weighted average exercise price of $0.08 and an aggregate intrinsic value of approximately $0 as of March 31, 2022. Stock-based compensation expense related to equity options was approximately $112,000 for the three months ended March 31, 2022.

The intrinsic value of options exercisable and outstanding at March 31, 2021 was $0. The aggregate intrinsic value for all options outstanding as of March 31, 2021 was $0. There were no issuances of options to purchase Common Stock during the three months ended March 31, 2021. Stock-based compensation expense related to equity options was approximately $32,000 for the three months ended March 31, 2021.

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

A summary of the activity related to RSUs is as follows:

	RSU’s	Weighted-Average Issuance Price
Balance at December 31, 2021	81,019,401	$0.13
Granted	—	$—
Expired/Cancelled	(1,025,000)	$0.04
Vested	(41,901)	$0.17
Balance at March 31, 2022	79,952,500	$0.04

There were no RSUs granted during the three months ended March 31, 2022.

During the three months ended March 31, 2022, the Company recorded compensation expense of approximately $465,000 related to RSUs. During the three months ended March 31, 2021, the Company recorded compensation expense of approximately $15,000 related to RSUs. During the three months ended March 31, 2022 and 2021, the Company issued 41,901 and 161,168 shares of its Common Stock pursuant to the vesting of RSUs.

Stock-Based Compensation

Stock-based compensation related to equity options, RSUs and warrants has been classified as follows in the accompanying consolidated statements of income (loss) (in thousands):

	Three months Ended March 31,
	2022	2021
Cost of revenue	$11	$1
General and administrative	335	37
Sales and marketing	127	21
Research and development	119	19
Total	$592	$78

NOTE 11. FAIR VALUE ACCOUNTING

The Company accounts for fair value measurements in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

	Fair Value at March 31, 2022
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,643	$-	$-	$1,643
Totals	$1,643	$-	$-	$1,643
Liabilities:
Derivative liabilities	6,024	$-	$-	6,024
Totals	6,024	$-	$-	6,024

	Fair Value at December 31, 2021
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Pension assets	$1,689	$—	$—	$1,689
Totals	$1,689	$—	$—	$1,689
Liabilities:
Derivative liabilities	$5,292	$—	$—	$5,292
Totals	$5,292	$—	$—	$5,292

The Company’s German pension plan is funded by insurance contract policies whereby the insurance company guarantees a fixed minimum return. The Company has determined that the pension assets are appropriately classified within Level 3 of the fair value hierarchy because they are valued using actuarial valuation methodologies which approximate cash surrender value that cannot be corroborated with observable market data. All plan assets are managed in a policyholder pool in Germany by outside investment managers. The investment manager is responsible for the investment strategy of the insurance premiums that the Company submits and does not hold individual assets per participating employer. The German Federal Financial Supervisory oversees and supervises the insurance contracts.

As of March 31, 2022 and December 31, 2021, the Company had embedded features contained in the Series D Preferred host instrument (issued in November 2020) that qualified for derivative liability treatment.  The recorded fair market value of these features was approximately $6,024,000 and $5,292,000 at March 31, 2022 and December 31, 2021, respectively, which are classified as a current liability in the consolidated balance sheet as of March 31, 2022 and December 31, 2021. The fair value of the Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data.  The Company uses Monte-Carlo simulations and other fair value methodologies in the determination of the fair value of derivative liabilities. Considering the various path dependencies for the Series D Preferred Stock, Monte-Carlo simulations were deemed the most appropriate methodology.

Some of the aforementioned fair value methodologies are affected by the Company’s stock price as well as assumptions regarding the expected stock price volatility over the term of the derivative liabilities in addition to the probability of future events. Significant assumptions used in the fair value methodologies during the three months ended March 31, 2022 are a risk-free rate of 2.38%, equity volatility of 127.8%, effective life of 2.76 years and a Preferred Stock dividend rate of 4.0%. These assumptions incorporate management’s estimate of the probability of future financings (Series D Financing) and the timing of potential change of control events. The primary assumptions impacted by Series D Financing were the effective life of 2.76 years and equity volatility.

The Company monitors the activity within each level and any changes with the underlying valuation techniques or inputs utilized to recognize if any transfers between levels are necessary. That determination is made, in part, by working with outside valuation experts for Level 3 instruments and monitoring market related data and other valuation inputs for Level 1 and Level 2 instruments.

The reconciliations of Level 3 pension assets measured at fair value during the three months ended March 31, 2022 and 2021 are presented below:

($ in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021

Pension assets:
Fair value at beginning of period	$1,689	$1,881
Return on plan assets	16	15
Company contributions and benefits paid, net	(17)	2
Effect of exchange rate changes	(45)	(98)
Fair value at end of period	$1,643	$1,800

The reconciliations of Level 3 derivative liabilities measured at fair value for Series D Preferred Stock and for Series C Preferred Stock during the three months ended March 31, 2022 is presented below:

($ in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Derivative liabilities:
Fair value at beginning of period	$5,292	$24,128
Derivative liability from issuance of Preferred Series D	65	248
Decrease in derivative liability from conversions of Preferred Series D	—	(354)
Change in fair value included in earnings	667	(1,172)
Fair value at end of period	$6,024	$22,850

NOTE 12. RELATED PARTY TRANSACTIONS

December 2021 Credit Facility with Nantahala Capital Management

On December 29, 2021 (the “Closing Date”), the Company entered into a Term Loan and Security Agreement (the “Agreement”) with certain funds and separate accounts managed by Nantahala Capital Management, LLC (collectively, “Nantahala”), as lenders, and other lenders set forth on the signature pages thereto (together with Nantahala, the “Lenders”), pursuant to which the Lenders will provide to the Company a secured term loan credit facility in an aggregate amount of up to $2,500,000 (the “Credit Facility”).  Nantahala collectively owns, or otherwise controls, approximately 37.5% of our issued and outstanding voting securities.

All loans (each a “Loan”, and collectively, the “Loans”) under the Credit Facility will bear interest at a rate of 12% for the initial six months after the Closing Date, and at 17% thereafter until the maturity date of 12 months from the Closing Date (the “Maturity Date”).  All amounts borrowed by the Company under the Credit Facility are secured by a first-priority lien on all the assets of the Company.  On the Closing Date, the Company received in initial draw-down on the Credit Facility of $600,000.  As of May 4, 2022, the Company received additional proceeds from draw-downs on the Credit Facility aggregating $1,450,000. The Company expects to use the proceeds from the Credit Facility for working capital requirements and corporate purposes.  As of May 20, 2022, there is approximately $342,000 outstanding under the Credit Facility in such Lender’s discretion, and no assurances can be given that the Lenders will consent to the release of the additional $342,000 under the Credit Facility. The Company is currently negotiating to obtain the remaining funds available under the Credit Facility, including obtaining a waiver of the minimum cash requirement covenant under the Credit Facility.  In this regard, the Company is required to maintain a minimum amount of unrestricted cash and cash equivalents and may fall below the minimum cash requirement given its existing cash balances.  Although we believe we will obtain a waiver of the minimum cash requirement, in the event the Company is unable to obtain a waiver of the minimum cash requirement, the Lenders fail to provide the remaining funds under the Credit Facility, and/or we fail to obtain alternative sources of capital, of which no assurances can be given, such inability may result in an event of default under the terms of the Credit Facility, thereby providing the Lenders with certain rights and remedies under the terms of the Credit Facility, including declaring all advances under the terms of the Credit Facility immediately due and payable.

The Company may prepay amounts borrowed under the Credit Facility in whole or in part, at a price equal to 105% of the principal amount borrowed under the Credit Facility (including any interest capitalized thereon), subject to additional prepayment terms pursuant to the Agreement, a copy of which is filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2022. In addition, pursuant to the Agreement, at any time after the Closing Date, each Lender shall have the right, but not the obligation, on mutually agreed upon terms, to exchange each such Lender’s pro rata portion of shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 (“Series D Preferred”) held by such Lender for a mutually agreed upon portion of any subsequent Delayed Draw Loan (as defined in the Agreement) (an “Exchange”). Upon the Company’s receipt by a Lender of a notice stating a Lender’s intent to participate in an Exchange, the Company is required to offer to all holders of Series D Preferred the opportunity, but not the obligation, to exchange each such holder’s pro rata portion of shares of the Company’s Series D Preferred held by such holder for participation in any subsequent Delayed Draw Loan, upon substantially similar terms as those provided in the applicable notice of Exchange by a Lender.

Consulting Agreement

On March 1, 2022, the Company entered into a consulting agreement with a member of the Company’s Board of Directors (the “Consulting Agreement”). The Consulting Agreement provides for the provision of certain strategic financing and corporate development activities . The term of the agreement is for a period of three months and expires June 1, 2022. The maximum consulting fee is $8,000 per month to be accrued throughout the term but with payment deferral until the closing of certain contractually defined milestones. The Company has not made any payments pursuant to the Consulting Agreement during the three months ended March 31, 2022.

NOTE 13. CONTINGENT LIABILITIES

Employment Agreements

The Company has an employment agreement with its Chief Executive Officer, which expires on March 2, 2024 (the “Employment Agreement”). The Company may terminate the Employment Agreement with or without cause. Subject to the conditions and other limitations set forth in the Employment Agreement, the executive will be entitled to the following severance benefits if the Company terminates the executive’s employment without cause or in the event of an involuntary termination (as defined in the Employment Agreement) by the Company or by the executive:

Under the terms of the Employment Agreement, if employment is terminated by the Company without cause or there is a change of control, then the executive shall be entitled to severance payments equal to the executive’s annual salary and shall remain enrolled in the Company’s health, dental, and life insurance plans for the lesser of twelve (12) months or the remaining period prior to expiration of the Employment Period (as defined in the Employment Agreement) plus the executive shall be entitled to any bonus due as of the effective date of such termination.

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

NOTE 14. SUBSEQUENT EVENTS

During the period from April 1, 2022 through May 23, 2022, the Company issued 687,500 shares of its Common Stock pursuant to the vesting of RSUs.

During the period from April 1, 2022 through May 23, 2022, the Company borrowed an additional $400,000 from the Lenders under the Credit Facility. The Company is currently negotiating to obtain the remaining funds available under the Credit Facility, including obtaining a waiver of the minimum cash requirement covenant under the Credit Facility.  In this regard, the Company is required to maintain a minimum amount of unrestricted cash and cash equivalents and may fall below the minimum cash requirement given its existing cash balances.  Although we believe we will obtain a waiver of the minimum cash requirement, in the event the Company is unable to obtain a waiver of the minimum cash requirement, the Lenders fail to provide the remaining funds under the Credit Facility, and/or we fail to obtain alternative sources of capital, of which no assurances can be given, such inability may result in an event of default under the terms of the Credit Facility, thereby providing the Lenders with certain rights and remedies under the terms of the Credit Facility, including declaring all advances under the terms of the Credit Facility immediately due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All forward-looking statements included in this report are based on information available to us as of the date hereof and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known or unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those items discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in Item 1A of Part II of this Quarterly Report.

The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere within this Quarterly Report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for our products, such as the timing of new product introductions by us and by our competitors and our customers’ political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. As used in this Quarterly Report, “we”, “us”, “our”, “Imageware”, “Imageware Systems”, “IWS", or the “Company” refers to Imageware Systems, Inc., a Delaware corporation, and all of its subsidiaries.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the consolidated financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the evaluation of our ability to continue as a going concern, the allowance for doubtful accounts receivable, assumptions used in the Black-Scholes model to calculate the fair value of share based payments, fair value of financial instruments issued with and affected by the Series D Financing, assumptions used in the application of revenue recognition policies, and assumptions used in the application of fair value methodologies to calculate the fair value of pension assets and obligations.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2022 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2021.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
Net Product Revenue	2022	2021	$ Change	% Change
(dollars in thousands)

Software and royalties	$141	$39	$102	262%
Percentage of total net product revenue	67%	70%
Hardware and consumables	$43	$13	$30	231%
Percentage of total net product revenue	21%	23%
Services	$26	$4	$22	550%
Percentage of total net product revenue	12%	7%
Total net product revenue	$210	$56	$154	275%

Software and royalty revenue increased approximately $102,000 during the three months ended March 31, 2022 as compared to the corresponding period in 2021. This increase is attributable to higher identification project related revenue of approximately $87,000, higher law enforcement software revenue of approximately $30,000, higher sales of boxed identity management software sold through our distribution channel of approximately $3,000 offset by lower identification royalties of approximately $18,000.

Revenue from the sale of hardware and consumables increased approximately $30,000 during the three months ended March 31, 2022 as compared to the corresponding period in 2021 due to an increase in both hardware and consumables procurement by our law enforcement customers.

Services revenue is comprised primarily of software integration services, system installation services and customer training. Such revenue increased approximately $22,000 during the three months ended March 31, 2022 as compared to the corresponding period of 2021 due to an increase in the service element of project related work completed during the three months ended March 31, 2022.

We believe that the period-to-period fluctuations of identity management software revenue in project-oriented solutions are largely due to the timing of government procurement with respect to the various programs we are pursuing. Although no assurances can be given, based on management’s current visibility into the timing of potential government procurements, potential partnerships and current pilot programs, we believe that we will see an increase in government procurement and implementations with respect to identity management initiatives; however, government procurement initiatives, implementations and pilots are frequently delayed and extended and we cannot predict the timing of such initiatives.

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

During the three months ended March 31, 2022, we have focused on strategically modernizing our modules within the Imageware Identity Platform, prioritized by market opportunities. We relaunched Imageware Authenticate (formerly GoVerify ID®) in February 2021. This relaunch includes a new container and microservices-based architecture along with refreshed mobile and desktop clients. We believe these updates will result in additional customers implementing our Imageware Authenticate solution. Additionally, we launched Imageware Capture, our first module of the Law Enforcement 2.0 solution in October 2021 and Imageware Investigate in December 2021. These are the first of many modules that we plan to build and modernize throughout 2022 and beyond. Prior to releasing Imageware Investigate, we closed our largest software-as-a-service (SaaS) deal in the Company’s history with Imageware Investigate. Management believes that these initiatives will result in the expansion of our solutions into state & local law enforcement, federal government, and enterprises alike.

Maintenance Revenue	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change

Total maintenance revenue	$635	$677	$(42)	(6)%

Maintenance revenue was approximately $635,000 for the three months ended March 31, 2022, as compared to approximately $677,000 for the corresponding period in 2021. Identity management maintenance revenue generated from identification software solutions was approximately $323,000 for the three months ended March 31, 2022 as compared to approximately $361,000 during the comparable period in 2021. Law enforcement maintenance revenue was approximately $312,000 and $316,000 for the three months ended March 31, 2022 and 2021, respectively. The decrease of $4,000 in law enforcement software maintenance revenue for the three months ended March 31, 2022 as compared to the corresponding period of 2021 is reflective of the expiration of certain maintenance contracts. The decrease of $38,000 in our Identity Management maintenance revenue for the three months ended March 31, 2022 as compared to the corresponding period of 2021 is also reflective of the expiration of certain maintenance contracts.

We anticipate growth of our maintenance revenue through the retention of existing customers combined with the expansion of our installed base resulting from the completion of project-oriented work; however, we cannot predict the timing of this anticipated growth.

Cost of Product Revenue	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change

Software and royalties	$5	$—	$5	100%
Percentage of software and royalty product revenue	4%	0%
Hardware and consumables	$27	$9	$18	200%
Percentage of hardware and consumables product revenue	63%	69%
Services	$—	$—	$—	—%
Percentage of services product revenue	0%	0%
Total product cost of revenue	$32	$9	$23	256%
Percentage of total product revenue	15%	16%

The cost of software and royalty product revenue increased approximately $5,000 due primarily to higher software and royalty revenue for the three months ended March 31, 2022 of approximately $102,000. The cost of software and royalty product revenue as a percentage of software and royalty revenue increased to 4% during the three months ended March 31, 2022 as compared to 0% for the corresponding 2021 period as the 2021 period contained revenue being comprised of solutions containing no third-party software costs or software customization. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

The cost of revenue for our hardware and consumables sales increased by approximately $18,000 for the three months ended March 31, 2022 as compared to the corresponding period in 2021 due to higher hardware and consumable revenue of $30,000.

Maintenance Cost of Revenue	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change

Total maintenance cost of revenue	$100	$110	$(10)	(9)%
	16%	16%

Cost of maintenance revenue decreased approximately $9,000 during the three months ended March 31, 2022 as compared to the corresponding period in 2021 due to reductions in fixed maintenance costs through headcount reductions.

Product Gross Profit	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change

Software and royalties	$136	$39	$97	249%
Percentage of software and royalty product revenue	96%	100%
Hardware and consumables	$16	$4	$12	300%
Percentage of hardware and consumables product revenue	21%	31%
Services	$26	$4	$22	550%
Percentage of services product revenue	100%	100%
Total product gross profit	$178	$47	$131	279%
Percentage of total product revenue	85%	84%

Software and royalty gross profit increased approximately $97,000 for the three months ended March 31, 2022 from the corresponding period in 2021 due primarily to higher software and royalty revenue of approximately $102,000. In addition to changes in costs of software and royalty product revenue caused by revenue level fluctuations, costs of products can vary as a percentage of product revenue from period to period depending upon level of software customization and third-party software license content included in product sales during a given period.

Hardware and consumables gross profit increased approximately $12,000 for the three months ended March 31, 2022 from the corresponding period in 2021 due primarily to higher hardware and consumables revenue of approximately $30,000 offset by higher cost of hardware and consumables revenue of approximately $18,000.

Services gross profit increased approximately $22,000 for the three months ended March 31, 2022 as compared to the corresponding period in 2021 due to higher service revenue of approximately $22,000 for the three months ended March 31, 2022 as compared to the corresponding period in 2021.

Maintenance Gross Profit	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change

Total maintenance gross profit	$535	$567	$(32)	(6)%
Percentage of total maintenance revenue	84%	84%

Gross profit related to maintenance revenue decreased 6% or approximately $32,000 for the three months ended March 31, 2022 as compared to the corresponding period in 2021. This decrease reflects lower maintenance revenue of approximately $42,000 combined with lower cost of maintenance revenue of approximately $10,000. Lower maintenance revenue reflects the expiration of certain maintenance contracts and lower maintenance cost of revenue reflects reductions in fixed maintenance costs through headcount reductions. Maintenance gross profit can change from period to period depending upon both the level and complexity of engineering service resources utilized in the provision of maintenance services.

Operating Expense	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change

General and administrative	$1,176	$1,347	$(171)	(13)%
Percentage of total net revenue	139%	184%
Sales and marketing	$626	$724	$(98)	(14)%
Percentage of total net revenue	74%	99%
Research and development	$868	$1,168	$(300)	(26)%
Percentage of total net revenue	103%	159%
Depreciation and amortization	$6	$18	$(12)	(67)%
Percentage of total net revenue	1%	2%

General and Administrative Expense

General and administrative expense is comprised primarily of salaries and other employee-related costs for executive, financial, and other infrastructure personnel. General legal, accounting and consulting services, insurance, occupancy and communication costs are also included with general and administrative expense. The dollar decrease of approximately $171,000 during the three months ended March 31, 2022 as compared to the corresponding period in 2021 is comprised of the following major components:

●	Decrease in personnel related expense of approximately $86,000 due to headcount reductions;

●

Decrease in professional services of approximately $246,000 from reductions in contractor fees, professional services and Board of Director fees of approximately $136,000, lower general corporate expense of $18,000, , lower audit related fees of approximately $89,000, lower patent related expense of approximately $64,000 and lower legal fees of approximately $9,000 offset by higher contract services of approximately $65,000 and higher investor relations fees of approximately $5,000.

●	Increase in licenses, dues and other costs of approximately $7,000;

●	Increase in stock-based compensation expense of approximately $299,000;

●	Decrease in financing expense of approximately $32,000;

●	Decrease in rent, office related expenses and other of approximately $120,000 due primarily to the sublease of certain office facilities;

●	Increase in insurance costs of approximately $3,000; and

●	Increase in bad debt expense of approximately $4,000.

We continue to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of general and administrative expense expressed as a percentage of total revenue.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions, other incentive compensation, employee benefits and travel expense of our sales, marketing, and business development functions. The dollar decrease of approximately $98,000 during the three months ended March 31, 2022 as compared to the corresponding period in 2021 is primarily comprised of the following major components:

●	Decrease in personnel related expense of approximately $135,000 driven primarily by the effect of headcount reductions;

●

Decrease in contract services and dues and subscriptions of approximately $33,000 resulting from decreased utilization of certain sales contract services of approximately $48,000 offset by dues and subscriptions of approximately $15,000;

●	Increase in travel, trade show expense of approximately $19,000 due to the resumption of sales travel and trade show attendance;

●	Increase in stock-based compensation expense of approximately $106,000; and

●	Decrease in advertising and demo equipment expense and other miscellaneous selling related expense of approximately $28,000; and

●	Decrease in our Mexico sales office and other expense of approximately $27,000 due to headcount reductions at this location.

Research and Development

Research and development expense consists primarily of salaries, employee benefits and outside contractors for new product development, product enhancements, custom integration work and related facility costs. Such expense decreased approximately $300,000 for the three months ended March 31, 2022 as compared to the corresponding period in 2021 due primarily to the following major components:

●	Decrease in personnel related expense of approximately $394,000 driven primarily by the effect of headcount decreases;

●	Increase in contractor fees and contract services of approximately $98,000 resulting from the replacement of certain function with contract labor;

●	Increase in stock based-compensation expense of approximately $100,000; and

●	Decrease in office related expense, engineering tools, supplies, communications (including internet) and travel of approximately $104,000.

Depreciation and Amortization

During the three months ended March 31, 2022 and 2021, depreciation and amortization expense was approximately $6,000 and $18,000, respectively. The relatively small amount of depreciation and amortization reflects the relatively small property and equipment carrying value.

Interest Expense (Income), Net

For the three months ended March 31, 2022 and 2021, we recognized net interest expense of $53,000 and $0, respectively. Interest expense for the three months ended March 31, 2022 is comprised of approximately $24,000 in coupon interest related to borrowings under our 2021 Credit Facility and approximately $29,000 from amortization of debt discount associated with the 2021 Credit Facility.

Other (income) expense, net

During the three months ended March 31, 2022, we recognized other income of approximately $5,000 from certain miscellaneous receipts. During the three months ended March 31, 2021, we recognized other expense of approximately $82,000 from the write-off of certain furniture and fixtures and recognized other income of approximately $57,000 from the settlement of certain liabilities at less than their carrying amount.

Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2022, we recognized expense of approximately $667,000 from the decrease of derivative liabilities arising from the consummation of the Series D Financing in November 2020. Such increase was determined by management using fair value methodologies and is included as income under the caption “Change in fair value of derivative liabilities” in our condensed consolidated statement of operations for three months ended March 31, 2022.

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

Loss on Extinguishment of Derivative Liabilities and Debt

During the three months ended March 31, 2021, we recognized a loss on the extinguishment of derivative liabilities of approximately $335,000 pursuant to the conversion of 354 shares of Series D Preferred into Common Stock. Such loss is included in the caption “Loss on extinguishment of derivative liabilities and debt” in our condensed consolidated statement of operations for three months ended March 31, 2021.

There were no extinguishments of derivative liabilities during the three months ended March 31, 2022.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Going Concern and Management’s Plans

Historically, our principal sources of cash have included proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt, and, to a lesser extent, customer payments from the sale of our products. Our principal uses of cash have included cash used in operations, product development, and payments relating to purchases of property and equipment. We expect that our principal uses of cash in the future will be for product development, including customization of identity management products for enterprise and consumer applications, further development of intellectual property, development of Software-as-a-Service (“SaaS”) capabilities for existing products as well as general working capital requirements. Management expects that, as our revenue grows, our sales and marketing and research and development expense will continue to grow, albeit at a slower rate and, as a result, we will need to generate significant net revenue to achieve and sustain positive cash flows from operations. Historically, the Company has not been able to generate sufficient net revenue to achieve and sustain positive cash flows from operations, and this condition is currently expected to continue for the foreseeable future. As a result, the Company has been dependent on equity and debt financings to satisfy its working capital requirements and continue as a going concern. Due to the Company’s deteriorating liquidity, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2022 and December 31, 2021, we had negative working capital of $10,289,000 and $8,046,000, respectively. Included in our negative working capital as of March 31, 2022 and December 31, 2021 are $6,024,000 and $5,292,000, respectively, of derivative liabilities which are not required to be settled in cash except in the event of the consummation of a change of control or at any time after the fourth anniversary of the Series D Preferred issuance, at which time the holders of the Series D Preferred may require the Company to redeem in cash any or all of the holder’s outstanding Series D Preferred at an amount equal to the Series D Liquidation Preference Amount. At March 31, 2022 the Liquidation Preference Amount totaled $23,469,000. Considering the financings consummated in 2021, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash will be insufficient to satisfy our cash requirements in the near term and the next twelve months from the date of this filing. At May 20, 2022, cash on hand approximated $215,000. Based on the Company’s rate of cash consumption during the year ended December 31, 2021, the first quarter ended March 31, 2022 and the second quarter ended June 30, 2022, the Company estimates it will need additional capital in the second quarter of 2022 and its prospects for obtaining that capital are uncertain. As a result of the Company’s historical losses, financial condition, and challenges raising additional capital given the volatile capital markets, there is substantial doubt about the Company’s ability to continue as a going concern.

To address our working capital requirements, management is actively seeking additional financing, of which no assurances can be given that we will be successful.  In addition, the Company has instituted several cost cutting measures and has utilized cash proceeds available under the Credit Facility with the Lenders (See Note 1), and under the purchase agreement with Lincoln Park to satisfy its working capital requirements (“LPC Purchase Agreement”) (See Note 1). In addition, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 23, 2021, on August 12, 2021, the Company retained an investment bank to initiate a review of available alternatives to maximize shareholder value, which may include, among other alternatives, (i) a merger, consolidation, or other business combination or a purchase involving all or a substantial amount of the business, securities or assets of the Company, and/or  (ii) the private placement of securities to meet its working capital requirements or otherwise as necessary in connection with the consummation of any of the above transactions.  Other than the LPC Purchase Agreement with Lincoln Park and our Credit Facility with Nantahala, which are currently restricted in our ability to access additional capital, there are currently no financing arrangements to support our projected cash shortfall. We currently have no other commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern. The consummation of a transaction will involve substantial dilution to the Company’s stockholders.

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

Operating Activities

We used net cash of $1,441,000 in operating activities for the three months ended March 31, 2022, which consisted of net loss of $2,698,000 and a decrease in working capital and other assets and liabilities of $37,000. Those amounts are offset by approximately $1,294,000 of non-cash expenses comprised of $667,000 from the change in fair value of derivative liabilities, $592,000 in stock-based compensation, $6,000 in depreciation and amortization and $29,000 in amortization expense of debt discount on our line of credit. During the three months ended March 31, 2022, we generated cash of $174,000 from decreases in current assets combined with $78,000 from decreases in our operating leases right-of-use assets and used cash of $133,000 through decreases in current liabilities and deferred revenue.

We used net cash of $3,290,000 in operating activities for the three months ended March 31, 2021, which consisted of net loss of $1,885,000 and an increase in working capital and other assets and liabilities of $767,000. Those amounts are in addition to approximately $638,000 of non-cash income, including $1,172,000 in income from the change in fair value of derivative liabilities offset by $78,000 in stock-based compensation, $18,000 in depreciation and amortization $82,000 in non-cash expense from the disposal of fixed assets, $21,000 from the issuance of Common Stock as compensation in lieu of cash and $335,000 from loss on extinguishment of derivative liabilities. During the three months ended March 31, 2021, we used cash of $459,000 from increases in current assets combined with $10,000 from decreases in our operating leases right-of-use assets and used cash of $298,000 through decreases in current liabilities and deferred revenue.

Investing Activities

There was no net cash used or provided by investing activities during the three months ended March 31, 2022.

During the three months ended March 31, 2021, we used cash of $53,000 to fund capital expenditures of computer hardware.

Financing Activities

Cash generated from financing activities for the three months ended March 31, 2022 consisted of approximately $1,050,000 received by the Company in the form of drawdowns from its Credit Facility.

There was no net cash used or provided by financing activities during the three months ended March 31, 2021.

Inflation

We do not believe that inflation has had a material impact on our historical operations or profitability.

Off-Balance Sheet Arrangements

At March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2022, the Company implemented additional review procedures to address the material weakness identified and discussed above. Other than the institution of additional review procedures, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business is subject to significant risks. You should carefully consider the risks described below and the other information in this Quarterly Report, including our financial statements and related notes, before you decide to invest in our Common Stock. If any of the following risks or uncertainties actually occur, our business, results of operations or financial condition could be materially harmed, the trading price of our Common Stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

RISKS RELATED TO OUR LIQUIDITY, BUSINESS AND INDUSTRY

Available cash resources are currently insufficient to provide for our working capital needs. As a result, we need to raise additional capital in the near term to continue as a going concern.

At March 31, 2022 and December 31, 2021, we had negative working capital of $10,289,000 and $8,046,000, respectively. Our principal source of liquidity at March 31, 2022 and December 31, 2021 consisted of cash and cash equivalents of $832,000 and $1,202,000, respectively. At May 20, 2022, cash on hand approximated $215,000, with an additional $342,000 available under the existing Credit Facility at the Lender’s discretion. No assurances can be given that the Lenders will advance the additional $342,000 under the Credit Facility. Considering the financings consummated in 2021 and 2022, as well as our projected cash requirements, and assuming we are unable to generate incremental revenue, our available cash is insufficient to satisfy our cash requirements. These factors raise substantial doubt about our ability to continue as a going concern. To address our working capital requirements, management is actively seeking additional equity and/or debt financing through the issuance of additional debt and/or equity securities and is contemporaneously seeking strategic or other transactions intended to increase shareholder value. There are currently no formal committed financing arrangements to support our projected cash shortfall during the next twelve months, including commitments to purchase additional debt and/or equity securities, or other agreements, and no assurances can be given that we will be successful in raising additional capital through the issuance of debt and/or equity securities, or entering into any other transaction that addresses our ability to continue as a going concern.

The Company’s cash and cash equivalents may fall below the minimum threshold required under the Credit Facility, which may result in an event of default under the terms of the Credit Agreement.

The Company is currently negotiating to obtain the remaining funds available under the Credit Facility, including obtaining a waiver of the minimum cash requirement covenant under the Credit Facility.  Although we believe we will obtain a waiver of the minimum cash requirement, in the event the Company is unable to obtain a waiver of the minimum cash requirement in connection with the request to obtain the remaining funds under the Credit Facility, or otherwise in the event we fail to obtain alternative sources of capital, of which no assurances can be given, such inability may constitute an event of default under the terms of the Credit Facility, thereby providing the Lenders with certain rights and remedies under the terms of the Credit Facility, including declaring all advances under the terms of the Credit Facility immediately due and payable.

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

We have a history of significant recurring losses totaling approximately $207.0 million at March 31, 2022 and $204.3 million at December 31, 2021, and these losses may continue in the future.

As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of approximately $207.0 million and $204.3 million, respectively, and these losses may continue in the future. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expense. As a result, we will need to generate significant revenue to achieve profitability, and we may never achieve profitability.

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

Two customers accounted for approximately 37% of our total revenue during the three months ended March 31, 2022, and three customers accounted for approximately 51% of our total revenue during the year ended December 31, 2021. In the event of any material decrease in revenue from these customers, or if we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be materially and adversely affected.

During the three months ended March 31, 2022, two customers accounted for approximately 37% or $314,000 of total revenue. During the year ended December 31, 2021, three customers accounted for approximately 51% or $1,787,000 of total revenue.  If these customers were to significantly reduce their relationship with the Company, or in the event that we are unable to replace the revenue through the sale of our products to additional customers, our financial condition and results from operations could be negatively impacted, and such impact would be material.

We face competition from companies with greater financial, technical, sales, marketing and other resources, and, if we are unable to compete effectively with these competitors, our market share may decline, and our business could be harmed.

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

Our Board of Directors has the authority to issue a total of up to 5.0 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”) and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the Preferred Stock, which typically are senior to the rights of the Common Stock, without any further vote or action by the holders of our Common Stock. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the Preferred Stock that have been issued or might be issued in the future. Preferred Stock also could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. This could delay, defer, or prevent a change in control. Furthermore, holders of our Preferred Stock may have other rights, including economic rights, senior to the Common Stock. As a result, their existence and issuance could have a material adverse effect on the market value of the Common Stock. We have in the past issued and may from time to time in the future issue, Preferred Stock for financing or other purposes with rights, preferences, or privileges senior to the Common Stock. As of March 31, 2022, we had two series of Preferred Stock outstanding, the Series B Preferred and the Series D Preferred.

The provisions of our Series B Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series B Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $2.50 per share, plus all accrued but unpaid dividends. As of March 31, 2022 and December 31, 2021, there were 239,400 shares of Series B Preferred outstanding. As of March 31, 2022 and December 31, 2021, we had cumulative undeclared dividends on our Series B Preferred of approximately $21,000 and $8,000, respectively.

The provisions of our Series D Preferred prohibit the payment of dividends on our Common Stock unless the dividends on our preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of our Series D Preferred will be entitled to receive, in preference to any distribution to the holders of Common Stock, initial distributions of $1,000 per share, plus all accrued but unpaid dividends. As of March 31, 2022 and December 31, 2021, there were 23,469.4 and 23,216.4 shares of Series D Preferred outstanding, respectively. As of March 31, 2022 and December 31, 2021, we had no cumulative undeclared dividends on our Series D Preferred.

The conversion of our Series B Preferred Stock and Series D Preferred Stock and the exercise of currently outstanding warrants, stock options and vesting of Restricted Stock Units could result in significant dilution to the holders of our common stock.

The holders of our Series B Preferred Stock and Series D Preferred Stock may elect to convert their shares of Preferred Stock into shares of Common Stock. As of March 31, 2022, 239,400 shares of Series B Preferred Stock, which are convertible into 46,980 shares of Common Stock; and 23,469.4 shares of Series D Preferred Stock, which are convertible into 402,562,607 shares of Common Stock, were outstanding. In addition to our outstanding shares of Preferred Stock, as of March 31, 2022, there were outstanding warrants to purchase 3,150,000 shares of our Common Stock, outstanding stock options to purchase 4,818,876 shares of our Common Stock and outstanding Restricted Stock Units that upon vesting will result in the issuance of 81,019,401 shares of our Common Stock.

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

As a result of the securities issued to Nantahala Capital Management, LLC, and the related entities controlled by Nantahala Capital Management, (i) Blackwell Partners LLC - Series A, (ii) Nantahala Capital Partners Limited Partnership, (iii) Nantahala Capital Partners II Limited Partnership, (iv) Nantahala Capital Partners SI, LP, (v) NCP QR Limited Partnership, and (vi) Silver Creek CS SAV, L.L.C. (collectively, “Nantahala”), Nantahala beneficially owns, in the aggregate, approximately 37.5% of the Company’s outstanding voting securities as of May 20, 2022.  As a result, Nantahala has the potential ability to exert influence over the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2022 that were not previously reported.

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

IMAGEWARE SYTEMS, INC

Date: May 23, 2022	By:	/s/ Kristin Taylor
Kristin Taylor Chief Executive Officer (Principal Executive Officer) and President

Date: May 23, 2022	By:	/s/ Jeffrey Hotze
Corporate Controller (Principal Financial and Accounting Officer)