Form 10-K/A
period 2021-12-31
IMAGEWARE SYSTEMS INC
filed 2022-07-20
CIK 941685

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

EXPLANATORY NOTE

Imageware Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “Original Form 10-K”), solely to correct an error in the content of Baker Tilly US, LLP’s Report of Independent Registered Public Accounting Firm.

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

Registrant Date: July 19, 2022	Imageware Systems, Inc. /s/ Kristin Taylor
Kristin Taylor
Chief Executive Officer (Principal Executive Officer) and President

Date: July 19, 2022	/s/ Jeffrey Hotze
Corporate Controller (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: July 19, 2022	/s/ James Demitrieus
James Demitrieus
Director

Date: July 19, 2022	/s/ Douglas Morgan
Douglas Morgan
Director

Date: July 19, 2022	/s/ Lauren C. Anderson
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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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